Form 10-Q
period 1996-03-31
DONALDSON LUFKIN & JENRETTE INC /NY/
filed 1996-05-15
CIK 29646

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                       OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1996


                                      or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from           to


                         Commission file number 1-6862

                      DONALDSON, LUFKIN & JENRETTE, INC.
            (Exact name of registrant as specified in its charter)



                Delaware                                13-1898818
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)


   277 Park Avenue, New York, New York                    10172
 (Address of principal executive office)                (Zip Code)

         Registrant's telephone number, including area code: (212) 892-3000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( ).

As of May 14, 1996, the latest practicable date, there were 53,300,000 shares of Common Stock, $0.10 par value, outstanding.

                      DONALDSON, LUFKIN & JENRETTE, INC.
                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1996

                               TABLE OF CONTENTS


Part I        FINANCIAL INFORMATION


                                                                                          Page Number

 Item 1.     Financial Statements



              Condensed Consolidated Statements of Financial Condition at
              March 31, 1996 and December 31, 1995 (Unaudited)..........................         3

              Condensed Consolidated Statements of Income for the three
              months ended March 31, 1996 and 1995 (Unaudited) .........................         5

              Condensed Consolidated Statements of Changes in Stockholders'
              Equity for the year ended December 31, 1995 and the three
              months ended March 31, 1996 (Unaudited)...................................         6

              Condensed Consolidated Statements of Cash Flows for the three
              months ended March 31, 1996 and 1995 (Unaudited) .........................         7

              Notes to Condensed Consolidated Financial Statements (Unaudited)..........         9

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations ................................................        13





Part II      OTHER INFORMATION

Item 1.      Legal Proceedings.............................................................       19

Item 6.      Exhibits and Reports on Form 8-K..............................................       20

             Signature.....................................................................       21


PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Financial
                          Condition (Unaudited)
                (In thousands, except share and per share data)



                                                                                                     March 31,       December 31,
                                                                                                       1996             1995
                                      ASSETS                                                        -----------     -----------

  Cash and cash equivalents .....................................................................   $   169,325   $   107,766
  Cash and securities segregated for regulatory purposes or deposited with clearing organizations       718,696       454,470
  Securities purchased under agreements to resell ...............................................    19,298,622    18,748,224
  Securities borrowed ...........................................................................     8,379,389     9,044,909
  Receivables:
    Customers ...................................................................................     2,868,227     2,355,973
    Brokers, dealers and other ..................................................................     2,608,849     1,622,858
  Securities owned, at value:
    U.S. government and agencies ................................................................     5,154,370     5,601,090
    Corporate debt ..............................................................................     3,786,941     3,469,899
    Foreign sovereign debt ......................................................................       842,199       734,238
    Mortgage whole loans ........................................................................       443,883       449,881
    Equities and other ..........................................................................       831,276       656,290
    Long-term corporate development investments .................................................       309,388       284,498
  Mortgages, other receivables collateralized by
   real estate assets and real estate owned ........................................................    461,043       375,941
Property, equipment and leasehold improvements, at cost, (net of accumulated depreciation and amortization of  $145,209 and $137,640,
  respectively) ................................................................................        232,601       192,446
Other assets and deferred amounts ...............................................................       513,811       478,011
                                                                                                    -----------   -----------

Total Assets ....................................................................................   $46,618,620   $44,576,494
                                                                                                    ===========   ===========













    See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Financial
                          Condition (Unaudited)
                (In thousands, except share and per share data)



                                                                            March 31,     December 31,
                                                                              1996          1995
                                                                            --------      --------
                       LIABILITIES AND STOCKHOLDERS' EQUITY

    Short-term borrowings .............................................   $  1,727,730    $    752,442
    Securities sold under agreements to repurchase ....................     25,789,396      26,744,797
    Securities loaned .................................................      2,607,276       2,624,213
    Payables:
     Customers ........................................................      2,898,331       2,561,258
     Brokers, dealers and other .......................................      2,597,149       1,025,574
    Securities sold not yet purchased, at value:
     U.S. government and agencies .....................................      5,527,263       5,407,572
     Corporate debt ...................................................        503,238         529,273
     Foreign sovereign debt ...........................................        311,309         186,861
     Equities and other ...............................................        584,739         580,721
    Accounts payable and accrued expenses .............................      1,105,475       1,421,935
    Other liabilities and deferred amounts ............................        387,932         359,212
                                                                            ----------    ------------

                                                                            44,039,838      42,193,858
                                                                            ----------    ------------

    Long-term borrowings ..............................................      1,101,695         958,916
                                                                            ----------    ------------

      Total  liabilities ..............................................     45,141,533      43,152,774
                                                                            ----------    ------------

    Cumulative Exchangeable $8.83 Preferred Stock,  at redemption value        225,000         225,000
                                                                            ----------    ------------

    Stockholders' Equity:
       Common stock ($0.10 par value; 150,000,000 shares authorized;
        53,300,000 shares issued and outstanding in 1996 and 1995) ....          5,330           5,330
    Restricted stock units (5,179,147 units authorized,
       issued and outstanding in 1996 and 1995) .......................        106,163         106,163
    Paid-in capital ...................................................        363,993         363,993
    Retained earnings .................................................        777,330         723,859
    Cumulative translation adjustment .................................           (729)           (625)
                                                                             ----------   ------------

     Total stockholders' equity .......................................      1,252,087       1,198,720
                                                                             ---------    ------------

    Total Liabilities and Stockholders' Equity ........................   $ 46,618,620    $ 44,576,494
                                                                          ============    ============












    See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

            Condensed Consolidated Statements of Income (Unaudited)
                     (In thousands, except per share data)



                                                           Three Months Ended
                                                               March 31,

                                                          1996           1995
                                                         --------      -------
Revenues:
    Commissions .........................................   $146,534   $107,202
    Underwritings .......................................    135,431     52,413
    Fees ................................................     83,233     87,824
    Interest, net of interest to finance U.S. government,
    agency and mortgage-backed securities of $487,374,
      and $454,186, respectively ........................    230,799    195,269
    Principal transactions-net:
     Trading ............................................    143,461     67,617
      Investment ........................................     25,631     59,636
    Other ...............................................     10,821     12,479
                                                             -------   --------

       Total revenues ...................................    775,910    582,440
                                                             -------   --------


Costs and Expenses:
    Compensation and benefits ...........................    344,269    266,705
    Interest ............................................    175,012    139,005
    Brokerage, clearing, exchange fees and other ........     44,729     34,188
    Occupancy and equipment .............................     30,612     28,503
    Communications ......................................     10,703      9,997
    Other operating expenses ............................     62,085     41,542
                                                             -------   --------

       Total costs and expenses .........................    667,410    519,940
                                                             -------   --------

Income before provision for income taxes ................    108,500     62,500
                                                             -------   --------

Provision for income taxes ..............................     43,400     25,000
                                                             -------   --------

Net income ..............................................   $ 65,100   $ 37,500
                                                            --------   --------

Dividends on preferred stock ............................   $  4,967   $  4,967
                                                            --------   --------

Earnings applicable to common shares ....................   $ 60,133   $ 32,533
                                                            --------   --------

Weighted average common shares outstanding ..............     59,576
                                                            --------

Earnings per common share ...............................   $   1.01
                                                            --------

Pro forma weighted average common shares outstanding ....                51,475
                                                                       --------
Pro forma earnings per common share .....................              $   0.63
                                                                       --------




    See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

    Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

                For the Year Ended December 31, 1995 and the Three Months Ended March 31, 1996 (In thousands, except per share data)

                                                              Restricted                                  Cumulative
                                                   Common       Stock         Paid-in      Retained      Translation
                                                    Stock        Units         Capital     Earnings      Adjustment        Total

Balances at December 31, 1994 ...........   $     1,000   $         0   $   232,080    $   587,555    $      (344)   $   820,291

Net income ..............................          --            --            --          179,100           --          179,100
Dividends:
   Common stock ($0.45 per share) .......          --            --            --          (22,928)          --          (22,928)
   Preferred stock ($8.83 per share) ....          --            --            --          (19,868)          --          (19,868)
Stock split .............................         4,000          --          (4,000)          --             --             --
Additional capital contribution from
  Equitable .............................          --            --          55,000           --             --           55,000
Net proceeds from issuance of
  common stock in Initial Public Offering           330          --          80,913           --             --           81,243
Issuance of restricted stock units ......          --         106,163          --             --             --          106,163
Translation adjustment ..................          --            --            --             --             (281)          (281)
                                                -------      --------       --------      --------        --------     ----------
Balances at December 31, 1995 ...........         5,330       106,163       363,993        723,859           (625)     1,198,720

Net income ..............................          --            --            --           65,100           --           65,100
Dividends:
  Common stock ($0.125 per share) .......          --            --            --           (6,662)          --           (6,662)
  Preferred stock ($2.21 per share) .....          --            --            --           (4,967)          --           (4,967)
Translation adjustment ..................          --            --            --             --             (104)          (104)
                                                -------      --------       --------      --------        --------     ----------
Balances at March 31, 1996 ..............   $     5,330   $   106,163   $   363,993    $   777,330    $      (729)   $ 1,252,087
                                                -------      --------       --------      --------        --------     ----------








    See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                (In thousands)

              For the Three Months Ended March 31, 1996 and 1995


                                                                     1996                  1995
                                                                   --------               -------

Cash flows from operating activities:
Net income .......................................................   $    65,100    $    37,500
                                                                     -----------    -----------
 Adjustments to reconcile net income to net cash provided by (used
   in)operating activities:
     Depreciation and amortization ...............................         7,929          6,959
     Deferred taxes ..............................................         6,526        (24,437)
    (Increase) decrease in unrealized appreciation of long-term
       corporate development investments                                 (10,460)        23,424
    Other-net ....................................................            85            245
                                                                        ---------   -----------
                                                                          69,180         43,691
   (Increase) decrease in operating assets:
     Cash and securities segregated for regulatory
     purposes or deposited with clearing organizations ...........      (264,226)       (82,960)
     Securities purchased under agreements to resell .............    (2,251,515)    (4,968,141)
     Securities borrowed .........................................       665,520       (630,218)
     Receivables from customers ..................................      (512,254)       302,701
     Receivables from brokers, dealers and other .................      (985,991)        95,844
     Securities owned, at value ..................................      (147,271)       514,681
     Other assets ................................................       (39,824)       148,006
   Increase (decrease) in operating liabilities:
     Securities sold under agreements to repurchase ..............     2,251,515      4,968,141
     Securities loaned ...........................................       (16,937)       855,947
     Payables to customers .......................................       337,073       (119,829)
     Payables to brokers, dealers and other ......................     1,571,575       (113,001)
     Securities sold not yet purchased, at market value ..........       222,122        725,528
     Accounts payable and accrued expenses .......................      (316,460)      (206,174)
     Other liabilities and deferred amounts ......................        22,194        (76,442)
     Translation adjustment ......................................          (104)            39
                                                                      -----------   -----------

 Net cash provided by operating activities .......................   $   604,597    $ 1,457,813
                                                                    ------------    -----------















    See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                (In thousands)

              For the Three Months Ended March 31, 1996 and 1995

                                                                           1996                 1995
                                                                           ------              ------
 Cash flows from investing activities:
 Net proceeds from (payments for):
   Purchases of long-term corporate development investments ..........   $   (25,796)   $   (11,241)
   Sales of long-term corporate development investments ..............        11,366         13,864
   Purchases of property, equipment and leasehold improvements .......       (47,851)        (8,876)
   Purchases of mortgages, other receivables collateralized by real
    estate assets and real estate owned ..............................       (85,102)        (1,415)
   Sales of mortgages, other receivables collateralized by real estate
    assets and real estate owned .....................................          --           16,723
   Other assets ......................................................         3,791         16,618
                                                                          -----------   -----------

 Net cash (used in) provided by investing activities .................      (143,592)        25,673
                                                                          -----------   -----------

Cash flows from financing activities:
  Net proceeds from (payments for):
   Short-term financings .............................................      (530,511)    (1,600,645)
   Medium-Term Notes .................................................       249,515           --
   Swiss Franc Bonds .................................................      (105,513)          --
   Subordinated debt financings ......................................        (1,308)           175
   Other long-term debt ..............................................          --           (1,070)
   Secured notes payable .............................................          --          (51,367)
   Dividends .........................................................       (11,629)       (13,100)
   Proceeds from secured term loan agreement .........................          --          250,000
                                                                           ----------   -----------

 Net cash used in financing activities ...............................      (399,446)    (1,416,007)
                                                                           ----------   -----------

 Increase in cash and cash equivalents ...............................        61,559         67,479

 Cash and cash equivalents at beginning of period ....................       107,766         94,854
                                                                           ---------    -----------

 Cash and cash equivalents at end of period ..........................   $   169,325    $   162,333
                                                                           =========    ===========


    See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements (Unaudited)

                                March 31, 1996


1.   Basis of Presentation

The condensed consolidated financial statements include Donaldson, Lufkin & Jenrette, Inc. and its subsidiaries ("DLJ" or the "Company"). Prior to October 30, 1995, the Company was wholly owned by The Equitable Companies Incorporated and its subsidiaries (together, "Equitable"). After the completion of an initial public offering in October 1995, Equitable's ownership in the Company was reduced from 100 percent to 80.2 percent. The Company's separate financial statements reflect Equitable's cost basis established at the time of Equitable's acquisition of the Company in 1985.

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted. These condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 1995 included on Form 10-K filed by the Company under the Securities Act of 1934.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   Income Taxes

Income taxes for interim period condensed consolidated financial statements have been accrued using the Company's estimated effective tax rate. Net Federal income tax equivalents paid to Equitable were $35.0 million for the three months ended March 31, 1996. There were no Federal income tax equivalents paid to Equitable for the three months ended March 31, 1995.

3.   Borrowings

Long-term borrowings, including current maturities of $7.0 million and $110.3 million at March 31, 1996 and December 31, 1995, respectively, consist of the following:

                                                March 31,         December 31,
                                                  1996                1995
                                                  ----                ----
                                                       (In thousands)


Senior notes, 6 7/8% due in 2005 .............   $  496,917   $  496,836
Senior subordinated revolving credit agreement
   due in 1998 ...............................      250,000      250,000
Medium-term notes, 5 5/8% due in 2016 ........      249,519         --
Medium-term notes, 7.88% due in 1997 .........       88,000       88,000
Swiss Franc bonds, 10.55% due in 1996 ........         --        105,513
Other ........................................       17,259       18,567
                                                 ----------   ----------

     Total long-term borrowings ..............   $1,101,695   $  958,916
                                                 ==========   ==========

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements (Unaudited)


In January 1996, the Swiss franc bonds of $105.5 million plus accrued interest were repaid in full.

On February 12, 1996, a shelf registration statement, which enables the Company to issue from time to time up to $500 million in aggregate public offering price of Senior Debt Securities and/or Preferred Stock, was declared effective by the Securities and Exchange Commission. On February 15, 1996, the Company completed an offering off of such shelf registration statement of $250 million aggregate principal amount of its 5 5/8% Medium-Term Notes due February 15, 2016. The notes are repayable by the Company, in whole or in part, at the option of the holders on February 15, 2001.

Interest paid on all borrowings and financing arrangements amounted to $664.3 million and $595.5 million for the three months ended March 31, 1996 and 1995, respectively.

At March 31, 1996, the Company has committed credit facilities which enables it to borrow up to $1.28 billion on a secured basis and $340 million on an unsecured basis. Interest rates to be charged are based upon Federal funds, Eurodollar or negotiated rates, as applicable. There were no borrowings outstanding at March 31, 1996 and December 31, 1995 under these agreements.

4.       Long-term Corporate Development Investments

Long-term corporate development investments represent the Company's involvement in private debt and equity investments which generally have no readily available market or may otherwise be restricted as to resale under the Securities Act of 1933. Accordingly, these investments are carried at estimated fair value as determined by the Finance Committee of the Board of Directors. The cost of these investments was $290.6 million and $276.2 million at March 31, 1996 and December 31, 1995, respectively. The increase (decrease) in net unrealized appreciation of long-term corporate development investments amounted to $10.5 million and $(23.4) million for the three months ended March 31, 1996 and 1995, respectively. Changes in unrealized appreciation arising from changes in fair value or upon realization are reflected in revenues, principal transactions-net, investment in the condensed consolidated statements of income.

5.   Net Capital

The Company's wholly owned principal subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"), is a registered broker-dealer, a registered futures commission merchant and member firm of The New York Stock Exchange, Inc. (the "NYSE") and, accordingly, is subject to the minimum net capital requirements of the Securities and Exchange Commission, the NYSE and the Commodities Futures Trading Commission. As such, it is subject to the NYSE's net capital rule which conforms to the Uniform Net Capital Rule pursuant to rule 15c3-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the required net capital, as defined, shall not be less than two percent of aggregate debit balances arising from customer transactions, as defined, or four percent of segregated funds, as defined, whichever is greater. The NYSE may also require a member firm to reduce its business if its net capital is less than four percent of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit balances. At March 31, 1996, DLJSC's net capital of approximately $644.8 million was 22 percent of aggregate debit balances and in excess of the minimum requirement by approximately $577.4 million.

Certain U.S. and foreign subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At March 31, 1996, the Company and its subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements (Unaudited)


6.   Earnings Per Share

Earnings per common share and pro forma earnings per share are computed by dividing net income applicable to common shares by the weighted average or the pro forma number of shares of common stock and common stock equivalents outstanding during each period presented and after deducting the dividends on preferred stock requirements. Weighted average common shares outstanding are the same for both primary and fully diluted earnings per common share. The Restricted Stock Units issued in October 1995 are considered common stock equivalents upon issuance and also have a dilutive effect on the Company's historical earnings per share amounts. Weighted average common shares outstanding have been adjusted for the dilutive effect of the units on the Company's historical pro forma earnings per share using the treasury stock method.

7.   Commitments and Contingencies

At March 31, 1996, the Company was contingently liable for unsecured letters of credit of approximately $151.2 million.

As a securities broker and dealer, risk is an inherent part of the Company's business activities. The principal types of risks involved in the Company's activities are market risk, credit or counterparty risk and transaction risk. The Company has developed an infrastructure to control, monitor and manage each type of risk. For a further discussion of these matters, refer to Notes 9 and 10 of the Consolidated Financial Statements in the Company's Annual Report on the Form 10-K for the year ended December 31, 1995.

8.   Derivative Financial Instruments

The Company enters into certain contractual agreements referred to as derivatives or off-balance sheet financial instruments involving futures, forwards and options. The Company's derivative activities consist of writing over-the-counter options to accommodate its customers needs, primarily trading in forward contracts in U.S. government and agency issued or guaranteed securities and in futures contracts on equity-based indices, interest rate instruments and currencies and issuing structured notes. The Company's involvement in swap contracts is not significant. Substantially all of the Company's activities related to derivatives are, by their nature, trading activities which are primarily for the purpose of customer accommodations.

Options contracts are typically written for a duration of less than thirteen months. The notional value of written options contracts outstanding was approximately $4.9 billion at March 31, 1996. These written option contracts are substantially covered by various financial instruments that the Company has purchased or sold as principal.

The notional contract and market values of the forward and futures contracts at March 31, 1996 and December 31, 1995 were as follows:


                           March 31, 1996        December 31, 1995
                           --------------        -----------------
                          Purchases    Sales     Purchases    Sales
                          ---------    -----     ---------    -----
                            (In millions)           (In millions)


Forward Contracts
 (Notional Contract Value)   $17,945   $17,297   $18,186   $17,066
                             =======   =======   =======   =======

Futures Contracts
 (Market Value) ..........   $ 1,673   $ 1,002   $ 1,129   $ 1,932
                             =======   =======   =======   =======

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements (Unaudited)


9.   Legal Proceedings

     Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and there have been no material developments in such proceedings and matters.

In addition to the significant proceedings and matters referred to above, the Company has been named as a defendant in a number of actions relating to its various businesses including various civil actions and arbitrations arising out of its activities as a broker-dealer in securities, as an underwriter and as an employer and arising out of alleged employee misconduct. Some of the actions have been brought on behalf of various classes of claimants and seek damages of material or indeterminate amounts. The Company is also involved, from time to time, in proceedings with, and investigations by, governmental agencies and self-regulatory organizations. Although there can be no assurance that such other actions, proceedings, investigations and litigation will not have a material adverse effect on the results of operations of the Company in any future period, depending in part on the results for such period, in the opinion of management of the Company the ultimate resolution of any such other actions, proceedings, investigations and litigation against the Company will not have a material adverse effect on the consolidated financial condition and/or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the consolidated results of operations and financial condition of Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included elsewhere herein, and with the Management's Discussion and Analysis section included in the Company's 1995 Annual Report on Form 10-K.

BUSINESS ENVIRONMENT

         The Company's principal business activities, investment and merchant banking, securities sales and trading and correspondent brokerage services are, by their nature, highly competitive and subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity. Consequently, the Company's net income and revenues have been and are likely to continue to be, subject to wide fluctuations, reflecting the impact of many factors beyond the Company's control, including securities market conditions, the level and volatility of interest rates, competitive conditions and the size and timing of transactions.

          The strong conditions that existed in the second half of 1995 continued to improve in the first quarter of 1996. Rising stock prices and record levels of underwriting improved operating results throughout the securities industry.

RECENT DEVELOPMENTS

         In March 1996, the Company moved its principal offices from 140 Broadway to 277 Park Avenue in New York City.

         On February 12, 1996, a shelf registration statement, which enables the Company to issue up to $500 million in aggregate public offering price of Senior Debt Securities and/or Preferred Stock, was declared effective by the Securities and Exchange Commission. On February 15, 1996, the Company completed an offering off of such shelf registration statement of $250 million aggregate principal amount of its 5 5/8% Medium-Term Notes due 2016. The notes are repayable by the Company, in whole or in part, at the option of the holders on February 15, 2001.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1996 COMPARED TO QUARTER ENDED MARCH 31, 1995

         Total revenues for the quarter ended March 31, 1996 were $775.9 million, an increase of $193.5 million or 33.2% over the quarter ended March 31, 1995. Revenues increased in most of the Company's major areas of activity during the first quarter of 1996.

         Commission revenues increased by $39.3 million or 36.7% to $146.5 million due to increased business in all areas and is generally consistent with the overall growth in listed share volume on major equity exchanges.

         Underwriting revenues increased by $83.0 million or 158.4% to $135.4 million. The Company experienced increases in all areas of underwriting during the first quarter of 1996.

         Fee revenues decreased by $4.6 million or 5.2% to $83.2 million. Overall, merger and acquisition ("M&A") and other advisory services activities have increased during the first quarter of 1996, however the average fee earned per transaction was lower in the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995.

         Interest, net of interest expense to finance U.S. government, agency and mortgage-backed securities, increased by $35.5 million or 18.2% to $230.8 million. Higher levels of customer margin balances and securities loaned/borrowed activity at Pershing accounted for approximately one half of the increase. The remaining increase was due to higher levels of inventory in the Fixed Income Division and the full quarter impact of the Latin America business which commenced operations in March of 1995.

          Principal transactions-net, trading revenues increased by $75.8 million or 112.2% to $143.5 million. All of the Company's major trading areas experienced improved results over the quarter ended March 31, 1995.

         Principal transactions-net, investment revenues decreased by $34.0 million or 57.0% to $25.6 million. Realized gains on investments were $15.2 million. Net unrealized carrying values increased by $10.5 million, which includes the elimination of net unrealized appreciation of $3.9 million on investments sold and an increase in net unrealized appreciation of $14.4 million on retained investments. During the first quarter of 1995, the Company recorded a gain of $25.0 million, net on one investment. There were no comparably sized gains in the first quarter of 1996.

         Other revenues, consisting primarily of dividends and miscellaneous transaction revenues, decreased by $1.7 million or 13.3% to $10.8 million.

         Total costs and expenses for the first quarter of 1996 were $667.4 million, an increase of $147.5 million or 28.4% over the first quarter of 1995.

         Compensation and benefits increased $77.6 million or 29.1% to $344.3 million. Most of the increase was due to increased variable incentive and production-related compensation, which resulted from higher revenues and operating results. Incentive and production-related compensation increased by 39.7% in 1996, while base compensation, including benefits and all payroll taxes, increased by 5.4% due to expansion in various business groups. At March 31, 1996, full-time personnel totaled 5,041 compared to 4,678 at March 31, 1995, an increase of 363 or 7.8%.

          Interest expense increased $36.0 million or 25.9% to $175.0 million. Most of this increase was related to higher balances in payables to brokers, dealers and customers in the correspondent clearing business at Pershing and expanded levels of fixed income related products.

         All other expenses, as noted below, increased by $33.9 million or 29.7% to $148.1 million for the first quarter of 1996.

         Brokerage, clearing, exchange fees and other expenses increased by $10.5 million due to increased share volume, underwriting related expenses and transaction fee payments. Occupancy and equipment costs increased by $2.1 million as a result of the relocation of the Company's principal office in the U.S. and the expansion of the Company's overseas offices. Communications costs increased by $0.7 million. All other operating expenses increased by $20.5. Included therein are data processing, professional fees, travel and entertainment, and printing and stationery which increased by $14.5 million reflecting an overall increase in the level of business activity. In addition, for the quarter ended March 31, 1996, $6.0 million of expenses were incurred for mortgage-related securities previously underwritten by the Company which were repurchased in 1994.

         The Company's income tax provision for the first quarter of 1996 and 1995 was $43.4 million and $25.0 million, respectively, which represented a 40% effective tax rate for both periods.

          Net income for the quarter ended March 31, 1996 was $65.1 million, up $27.6 million or 73.6% from the comparable 1995 period. Earnings per common share for the first quarter of 1996 and pro forma earnings per common share using the treasury stock method were $1.01 and $0.63 for the first quarter of 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's assets are highly liquid with the majority consisting of securities inventories and collateralized receivables, both of which fluctuate depending on the levels of customer business and proprietary trading. Such collateralized receivables consist primarily of resale agreements and securities borrowed, both of which are secured by U.S. government and agency securities and highly marketable corporate debt and equity securities. In addition, the Company has significant receivables from customers, brokers and dealers which turn over frequently. As a securities dealer, the Company may carry significant levels of trading inventories to meet client needs. As such, the Company's total assets or the individual components of total assets vary significantly from period to period because of changes relating to customer needs, economic and market conditions and proprietary trading strategies. A relatively small percentage of total assets is fixed or held for a period of longer than one year. The Company's total assets at March 31, 1996 and December 31, 1995 were $46.6 billion and $44.6 billion, respectively.

         The majority of the Company's assets are financed through daily operations by repurchase agreements, securities sold not yet purchased, securities loaned, bank loans, and through payables to customers and brokers and dealers. Short-term funding is generally obtained at rates related to Federal funds, LIBOR and money market rates. Other borrowing costs are negotiated depending upon prevailing market conditions. The Company monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowings.

          The Company maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others including $6.1 billion, at March 31, 1996, in uncommitted and committed bank credit lines with 50 domestic and international banks. These include $4.5 billion of uncommitted bank credit lines, $1.3 billion of secured committed bank lines and $340.0 million of unsecured committed bank lines.

         Certain of the Company's businesses are capital intensive. In addition to normal operating requirements, capital is required to cover financing and regulatory charges on securities inventories, merchant banking investments and investments in fixed assets. The Company's overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated needs of its business units as well as the regulatory capital requirements of subsidiaries. Based upon these analyses, management believes that the Company's debt and equity base is adequate for current operating levels. The Company has been active in raising additional long-term financing, including extending the maturity of its $250.0 million senior subordinated revolving credit agreement and increasing the amount of the credit available thereunder to $325.0 million in 1995. As of March 31, 1996, $250.0 million was outstanding under this facility.

         Mortgages and other receivables collateralized by real estate assets and real estate owned amounting to $461.0 million at March 31, 1996 and $375.9 million at December 31, 1995, generally represent the Company's interest in mortgages receivable including certain mortgage-related securities previously underwritten by the Company which were primarily repurchased in 1994, and are carried at amounts approximating fair value, determined by, among other things, the discounted cash flow and/or estimated sales prices of the underlying properties.

          In March 1996, the Company moved its principal offices from 140 Broadway to 277 Park Avenue in New York City. The Company is presently financing expenditures related to the move from currently available operating capital.

         DLJSC is subject to the capital requirements of the Securities and Exchange Commission, the New York Stock Exchange, Inc., the Commodities Futures Trading Commission and the Chicago Board of Trade, all of which ensure the general capital adequacy and liquidity of broker-dealers and futures commission merchants. DLJSC has consistently maintained capital substantially in excess of the minimum requirements of such capital rules. At March 31, 1996, DLJSC had aggregate regulatory "net capital," after adjustments required by Rule 15c3-1 under the Exchange Act of 1934, of approximately $644.8 million, which exceeded minimum net capital requirements by $577.4 million and which exceeded the net capital required by DLJSC's most restrictive debt covenants by $426.1 million.

                  On February 12, 1996, a shelf registration statement, which enables the Company to issue up to $500 million in aggregate public offering price of Senior Debt Securities and/or Preferred Stock, was declared effective by the Securities and Exchange Commission. On February 15, 1996, the Company completed an offering off of such shelf registration statement of $250 million aggregate principal amount of its 5 5/8% Medium-Term Notes due 2016. The notes are repayable by the Company, in whole or in part, at the option of the holders on February 15, 2001. Net proceeds to the Company from this offering were $248.3 million (net of underwriting discounts and commissions).

The Company's overall capital and funding needs are continually reviewed to ensure that its capital base can support the estimated needs of its business units.

CASH FLOWS

          The Company's statements of consolidated cash flows classify cash flow into three broad categories: cash flows from operating activities, investing activities and financing activities. The Company's net cash flows are principally associated with operating and financing activities, which support the Company's trading, customer and banking activities.

Quarters Ended March 31, 1996 and 1995

         Cash and cash equivalents at March 31, 1996 and 1995, totaled $169.3 million and $162.3 million, respectively, an increase of $61.6 million and $67.5 million, respectively, for the comparable periods.

     Cash provided by operating activities totaled $604.6 million and $1.5 billion for the first three months of 1996 and 1995, respectively, and reflects primarily an increase in operating liabilities for both periods. In the first three months of 1996, there were increases in payables to customers of $337.1 million and payables to brokers, dealers and other of $1.6 billion and a decrease in securities borrowed of $665.5 million. These increases were partially offset by increases in assets including receivables from customers of $512.3 million and receivables from brokers, dealers and other of $986.0 million. In the first three months of 1995, there were increases in securities sold not yet purchased of $725.5 million, securities loaned of $855.9 million and a decrease in trading inventories of $514.7 million. These increases were offset by increases in assets including securities borrowed of $630.2 million.

     During the first three months of 1996, net cash used in investing activities of $143.6 million was comprised primarily of fixed asset purchases in connection with the Company's move of its principal offices and purchases of mortgages receivables collateralized by real estate assets. During the first three months of 1995, investing activities of $25.7 million were comprised primarily of increases in other assets and receivables collateralized by real estate assets.

          For the first three months of 1996 and 1995, cash of $530.5 million and $1.6 billion, respectively, was used to repay short-term funding (principally repurchase agreements). Additionally, in the first quarter of 1996, $105.5 million was used to repay Swiss Franc Bonds which matured in January 1996 and $249.5 million was provided by the issuance of Medium-Term Notes.

DERIVATIVE FINANCIAL INSTRUMENTS

         The Company's derivative activities are not as extensive as many of its competitors. Instead, the Company has focused its derivative activities on writing over-the-counter ("OTC") options to accommodate its customers needs, trading in forward contracts in U.S. government and agency issued or guaranteed securities and engaging in futures contracts on equity-based indices, interest rate instruments, and currencies, and issuing structured notes. The Company's involvement in swap contracts is not significant. As a result, the Company's involvement in derivative products is related primarily to revenue generation through the provision of products to its clients as opposed to hedges against the Company's own positions.

     Options Contracts:
         Options contracts are typically written for a duration of less than 13 months. Revenues from these activities (net of related interest expenses) were approximately $8.8 million and $19.1 million for the three months ended March 31, 1996 and 1995, respectively. Option writing revenues are primarily from the amortization of option premiums. The decrease in revenues primarily resulted from lower levels of activity, both in size and number of transactions, by the Company's institutional customers. These reductions were caused by a number of factors, including market conditions and competition from other financial institutions.

         The notional value of written options contracts outstanding was approximately $4.9 billion and $3.9 billion at March 31, 1996 and 1995, respectively. The overall increase in the notional value of all options is reflective of the higher levels of interest in these products by the Company's customers. The decrease in the notional value of other options was due primarily to decreases in customer activity related to U.S. government obligations. Such written options contracts are substantially covered by various financial instruments that the Company has purchased or sold as principal.

     Futures and Forward Contracts:
         As part of the Company's trading activities, including trading activities in the related cash market instruments, the Company enters into forward and futures contracts primarily involving securities, foreign currencies, indices and forward rate agreements. Such forward and futures contracts are entered into as part of the Company's covering transactions and generally are not used for speculative purposes.

         Net trading gains (losses) on forward contracts were $(23.9) million and $43.7 million and net trading gains (losses) on futures contracts were $8.7 million and $(35.0) million for the three months ended March 31, 1996 and 1995, respectively.

  The notional contract and market values of the forward and futures contracts at March 31, 1996 and 1995 were as follows:


                                  March 31, 1996            March 31, 1995
                                  --------------            --------------
                              Purchases       Sales    Purchases     Sales
                              ---------      ------    ---------     ------
                                            (In millions)


Forward Contracts
 (Notional Contract Value)   $  17,945.2 $  17,297.3 $  13,323.0 $  14,762.0
                            ============ =========== =========== =========

Futures Contracts
 (Market Value) ..........   $   1,672.6 $   1,001.7 $     282.1 $   1,218.8
                            ============ =========== =========== =========

Structured Notes:
     Structured notes are customized derivative instruments in which the amount of interest or principal paid on a debt obligation is linked to movements in the value of cash market financial instruments. At March 31, 1996 and 1995, the Company had issued structured notes with principal amounts of $82.7 million and $65.1 million outstanding, respectively. The Company expects the volume of this activity to increase in the future. The Company covers its obligations on structured notes primarily by purchasing and selling the securities to which the value of its structured notes are linked.


MERCHANT BANKING TRANSACTIONS

     The Company's merchant banking investments are carried at estimated fair value as determined by the Finance Committee of the Board of Directors. Changes in unrealized appreciation arising from changes in fair value or gains or losses upon realization are reflected in principal transactions- net, investments. At March 31, 1996 and December 31, 1995, the Company's share in its merchant banking investments amounted to $224.5 million and $210.1 million, respectively.


HIGH YIELD TRANSACTIONS

     The Company accounts for its high-yield inventory positions on a market basis with unrealized gains and losses being recognized currently in earnings. At March 31, 1996 and December 31, 1995, the Company had long inventory of $604.1 million and $500.7 million, respectively, and short inventory of $225.2 million and $219.6 million, respectively, of high-yield securities, which accounted for less than 7.5% of the Company's overall inventory positions.

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and there have been no material developments in such proceedings and matters.

         In addition to the significant proceedings and matters referred to above, the Company has been named as a defendant in a number of actions relating to its various businesses including various civil actions and arbitrations arising out of its activities as a broker-dealer in securities, as an underwriter and as an employer and arising out of alleged employee misconduct. Some of the actions have been brought on behalf of various classes of claimants and seek damages of material or indeterminate amounts. The Company is also involved, from time to time, in proceedings with, and investigations by, governmental agencies and self regulatory organizations. Although there can be no assurance that such other actions, proceedings, investigations and litigation will not have a material adverse effect on the results of operations of the Company in any future period, depending in part on the results for such period, in the opinion of management of the Company the ultimate resolution of any such other actions, proceedings, investigations and litigation against the Company will not have a material adverse effect on the consolidated financial condition and/or results of operations of the Company.


ITEM 5.       OTHER INFORMATION

     The Company's Annual Meeting of Stockholders was held on April 30, 1996. At the meeting, (i) eighteen persons were elected as directors of the Company,
(ii) the selection of KPMG Peat Marwick LLP to serve as the independent auditors of the Company for the fiscal year ending December 31, 1996 was ratified, (iii) the Donaldson, Lufkin & Jenrette, Inc. 1996 Stock Option Plan was approved, and (iv) the Donaldson, Lufkin & Jenrette, Inc. 1996 Incentive Compensation Plan was approved.

Election of Directors:
Nominee                       For          Withheld     Against       Non-Vote
Claude Bebear                50,789,816       12,808
John S. Chalsty              50,790,036       12,588
Anthony F. Daddino           50,790,316       12,308
Henri de Castries            50,790,116       12,508
Jerry de St. Paer            50,754,093       48,531
Kevin C. Dolan               50,789,593       13,031
Louis Harris                 50,789,592       13,032
Henri Baron Hottinguer       50,790,116       12,508
Hamilton E. James            50,790,516       12,108
W. Edwin Jarmain             50,790,016       12,608
Francis Jungers              50,790,092       12,532
Joseph J. Melone             50,754,316       48,308
Carl B. Menges               50,790,516       12,108
Richard S. Pechter           50,790,516       12,108
Joe L. Roby                  50,790,216       12,408
W.J. Sanders III             50,754,716       47,908
Theodore P. Shen             50,790,516       12,108
John C. West                 50,788,892       13,732

Ratification of Auditors .   50,795,458        3,367        3,799

Approval of 1996 Stock
  Option Plan                46,922,358        9,034    2,168,602    1,702,630

Approval of 1996 Incentive
  Compensation Plan          46,939,665        9,310    2,151,019    1,702,630

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

  (a)      Exhibits.

           3.1 Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 33-96276).

           3.2 By-Laws. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-96276).

           4.1 Form of Senior Debt Securities (Incorporated herein by reference to exhibit 4.5 of the Company's Form 10-K for the year ended December 31, 1995, File No. 1-6862).

           4.2 Specimen 5 5/8% Medium-Term Note due 2016. (Incorporated herein by reference to Exhibit 4.6 of the Company's Form 10-K for the year ended December 31, 1995, File No. 1-6862).

           10.8 Donaldson, Lufkin & Jenrette, Inc. 1996 Stock Option Plan. (Incorporated herein by reference to Annex A of the Company's
                  Proxy Statement on Schedule 14 A).

           10.9 Donaldson, Lufkin & Jenrette, Inc. 1996 Incentive Compensation Plan. (Incorporated herein by reference to Annex B of the Company's Proxy Statement on Schedule 14 A).

           11     Statement re: computation of per share earnings.

           27    Financial Data Schedule

           (b)    Reports on Form 8-K.

                  1.       Form 8-K dated February 9, 1996; Items 5 and 7
                  2. Form 8-K filed on February 12, 1996; Items 5 and 7 and including the Company's consolidated financial statements for the year ended
                           December 31, 1995.

                                   Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DONALDSON, LUFKIN & JENRETTE, INC.


Date:    May 14, 1996                   /s/ Anthony F. Daddino
                                        ------------------------------
                                        Anthony F. Daddino
                                        Executive Vice President and Chief
                                        Financial Officer
                                        (On behalf of the Registrant and as
                                         Principal Financial Officer)

                                 EXHIBIT INDEX


3.1 Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 33-96276).

3.2 By-Laws. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-96276).

4.1 Form of Senior Debt Securities (Incorporated herein by reference to exhibit 4.5 of the Company's Form 10-K for the year ended December 31, 1995, File No. 1-6862).

4.2 Specimen 5 5/8% Medium-Term Note due 2016. (Incorporated herein by reference to Exhibit 4.6 of the Company's Form 10-K for the year ended December 31, 1995, File No. 1-6862).

10.8 Donaldson, Lufkin & Jenrette, Inc. 1996 Stock Option Plan. (Incorporated herein by reference to Annex A of the Company's Proxy Statement on Schedule 14 A).

10.9 Donaldson, Lufkin & Jenrette, Inc. 1996 Incentive Compensation Plan. (Incorporated herein by reference to Annex B of the Company's Proxy Statement on Schedule 14 A).


11      Statement re: computation of per share earnings.
27      Financial Data Schedule