Form 10-Q
period 1996-06-30
DONALDSON LUFKIN & JENRETTE INC /NY/
filed 1996-08-14
CIK 29646

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 ------------------------------------------------------------------------------
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996
                                      or
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
 ------------------------------------------------------------------------------
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to

                                                Commission file number 1-6862

                      DONALDSON, LUFKIN & JENRETTE, INC.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Delaware                              13-1898818
- ------------------------------------------------------------------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)


    277 Park Avenue, New York, New York                    10172
- ------------------------------------------------------------------------------
  (Address of principal executive office)               (Zip Code)

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

As of August 14, 1996, the latest practicable date, there were 53,300,000 shares of Common Stock, $0.10 par value, outstanding.

                      DONALDSON, LUFKIN & JENRETTE, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996

                               TABLE OF CONTENTS


Part I FINANCIAL INFORMATION

                                                                   Page Number
Item 1. Financial Statements
          Condensed Consolidated Statements of Financial
          Condition at June 30, 1996 and December 31, 1995
          (Unaudited)......................................................   3

          Condensed Consolidated Statements of Income for the
          three and six months ended June 30, 1996 and 1995
          (Unaudited) .....................................................   5

          Condensed Consolidated Statements of  Changes in
          Stockholders' Equity for the year ended December 31,
          1995 and the six months ended June 30, 1996
          (Unaudited)......................................................   6

          Condensed Consolidated Statements of Cash Flows
          for the six months ended June 30, 1996 and 1995
          (Unaudited)......................................................   7

          Notes to Condensed Consolidated Financial
          Statements
          (Unaudited)......................................................   9

Item 2. Management's Discussion and Analysis of Financial

          Condition and Results of Operations..............................  13



Part II OTHER INFORMATION

Item 1. Legal Proceedings..................................................  20

Item 4. Submission of Matters to a Vote of Security Holders................  20

Item 6. Exhibits and Reports on Form 8-K...................................  21

        Signature..........................................................  22

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

     Condensed Consolidated Statements of Financial Condition (Unaudited)
               (In thousands, except share and per share data)


                                                                             June 30,          December 31,
                                                                               1996                1995
                                                                             -------           ------------
                                    ASSETS

Cash and cash equivalents....................................................  $   140,435       $ 107,766
Cash and securities segregated for regulatory purposes or deposited with
   clearing organizations....................................................      533,129         454,470
Securities purchased under agreements to resell..............................   19,686,311      18,748,224
Securities borrowed..........................................................   10,186,389       9,044,909
Receivables:
   Customers.................................................................    3,052,357       2,355,973
   Brokers, dealers and other................................................    1,692,655       1,622,858
Securities owned, at value:
   U.S. government and agencies..............................................    4,807,572       5,601,090
   Corporate debt............................................................    3,660,970       3,469,899
   Foreign sovereign debt....................................................    1,259,835         734,238
   Mortgage whole loans......................................................      279,676         359,756
   Equities and other........................................................      813,941         656,290
   Long-term corporate development investments...............................      226,069         284,498
Mortgages, other receivables collateralized by
   real estate assets and real estate owned..................................      540,111         466,066
Property, equipment and leasehold improvements, at cost, (net of accumulated
   depreciation and amortization of  $133,101 and $137,640, respectively)....      252,433         192,446
Other assets and deferred amounts............................................      614,725         478,011
                                                                              ------------    ------------

Total Assets................................................................. $ 47,746,608    $ 44,576,494
                                                                              ============    ============
















    See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Financial Condition (Unaudited) (In thousands, except share and per share data)


                                                                                   June 30,       December 31,
                                                                                     1996               1995
                                                                                   --------       ------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term borrowings......................................................    $  1,410,585     $   752,442
Securities sold under agreements to repurchase.............................      26,692,449      26,744,797
Securities loaned..........................................................       3,010,771       2,624,213
Payables:
    Customers..............................................................       3,160,354       2,561,258
    Brokers, dealers and other.............................................       2,033,469       1,025,574
Securities sold not yet purchased, at value:
    U.S. government and agencies...........................................       5,009,084       5,407,572
    Corporate debt.........................................................         738,505         529,273
    Foreign sovereign debt.................................................         604,294         186,861
    Equities and other.....................................................         569,802         580,721
Accounts payable and accrued expenses......................................       1,370,454       1,421,935
Other liabilities and deferred amounts.....................................         480,431         359,212
                                                                               -------------   -------------

                                                                                 45,080,198      42,193,858

Long-term borrowings.......................................................       1,103,874         958,916
                                                                               -------------   -------------

         Total liabilities.................................................      46,184,072      43,152,774
                                                                               -------------   -------------

Cumulative Exchangeable $8.83 Preferred Stock, at
    redemption value.......................................................         225,000         225,000
                                                                               -------------   -------------

Stockholders' Equity:
    Common stock ($0.10 par value; 150,000,000 shares authorized; 53,300,000
       shares issued and outstanding)......................................           5,330           5,330
    Restricted stock units (5,179,147 units authorized;
    5,140,205 units and 5,179,147 units issued and outstanding in 1996 and
    1995, respectively) ...................................................         105,365         106,163
    Paid-in capital........................................................         364,791         363,993
    Retained earnings......................................................         862,700         723,859
    Cumulative translation adjustment......................................            (650)           (625)
                                                                               -------------   -------------
         Total stockholders' equity........................................       1,337,536       1,198,720
                                                                               -------------   -------------
Total Liabilities and Stockholders' Equity.................................    $ 47,746,608    $ 44,576,494
                                                                               =============   =============












    See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

            Condensed Consolidated Statements of Income (Unaudited)
                     (In thousands, except per share data)


                                                                   Three Months Ended                Six Months Ended
                                                                        June 30,                         June 30,
                                                              1996              1995         1996             1995
                                                           -----------      ----------    -----------     ---------


Revenues:
    Commissions.........................................      $ 152,513       $117,790    $  299,047   $  224,992
    Underwritings.......................................        255,536        118,771       390,967      171,184
    Fees................................................        101,510         85,677       184,743      173,501
    Interest, net of interest to finance U.S.
      government, agency and mortgage-
      backed securities of $503,903, $523,741,
      $991,277 and $977,927, respectively...............        251,101        228,284       481,900      423,553
    Principal transactions-net:
      Trading...........................................        131,579         87,316       275,040      154,933
      Investment........................................         85,495         39,434       111,126       99,070
    Other...............................................         13,475         14,026        24,296       26,505
                                                              ---------       --------    ----------   ----------

       Total revenues...................................        991,209        691,298     1,767,119    1,273,738
                                                              ---------        -------    ----------   ----------


Costs and Expenses:
    Compensation and benefits...........................        464,683        331,367       808,952      598,072
    Interest............................................        177,504        169,908       352,516      308,913
    Brokerage, clearing, exchange fees
      and other.........................................         52,964         44,650        97,693       78,838
    Occupancy and equipment.............................         37,300         28,720        67,912       57,223
    Communications......................................         13,110         10,206        23,813       20,203
    Other operating expenses............................         88,348         36,447       150,433       77,989
                                                              ---------       --------    ----------   ----------

       Total costs and expenses.........................        833,909        621,298     1,501,319    1,141,238
                                                              ---------       --------    ----------   ----------

Income before provision for income taxes................        157,300         70,000       265,800      132,500
                                                              ---------       --------    ---------    ----------

Provision for income taxes..............................         60,300         28,000       103,700       53,000
                                                              ---------       --------    ----------   ----------

Net income..............................................      $  97,000       $ 42,000    $  162,100   $   79,500
                                                              =========       ========    ==========   ==========

Dividends on preferred stock............................      $   4,967       $  4,967    $    9,934   $    9,934
                                                              =========       ========    ==========   ==========

Earnings applicable to common shares....................      $  92,033       $ 37,033    $  152,166   $   69,566
                                                              =========       ========    ==========   ==========

Weighted average common shares
    outstanding.........................................         60,082                        59,839
                                                              =========                   ===========

Earnings per common share...............................      $    1.53                   $      2.54
                                                              =========                   ===========

Pro forma weighted average common
   shares outstanding...................................                        51,475                     51,475
                                                                              ========                 ==========

Pro forma earnings per common share.....................                      $   0.72                 $     1.35
                                                                              ========                 ==========




    See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

    Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

     For the Year Ended December 31, 1995 and the Six Months Ended June 30,
                  1996 (In thousands, except per share data)


                                                    Restricted                        Cumulative
                                             Common    Stock    Paid-in    Retained  Translation
                                              Stock    Units    Capital    Earnings   Adjustment      Total
                                             ------    -----    -------    --------   ----------      -----
Balances at December 31, 1994              $ 1,000   $     0   $232,080   $587,555      $(344)    $820,291

Net income                                      --        --         --    179,100         --      179,100
Dividends:
   Common stock ($0.45 per share)               --        --         --    (22,928)        --      (22,928)
   Preferred stock ($8.83 per share)            --        --         --    (19,868)        --      (19,868)
Stock split                                  4,000        --     (4,000)        --         --           --
Additional capital contribution from
   Equitable                                    --        --     55,000         --         --       55,000
Net proceeds from issuance of common stock
   in Initial Public Offering                  330        --     80,913         --         --       81,243
Issuance of restricted stock units              --   106,163         --         --         --      106,163
Translation adjustment                          --        --         --         --       (281)        (281)
                                          --------  ---------  ---------  ---------  ---------   ----------

Balances at December 31, 1995                5,330   106,163    363,993    723,859       (625)   1,198,720

Net income                                      --        --         --    162,100         --      162,100
Dividends:
   Common stock ($0.25 per share)               --        --         --    (13,325)        --      (13,325)
   Preferred stock ($4.42 per share)            --        --         --     (9,934)        --       (9,934)
Forfeiture of restricted stock units            --      (798)       798         --         --           --
Translation adjustment                          --        --         --         --        (25)         (25)
                                          --------  ---------  ---------  ---------  ---------  -----------

Balances at June 30, 1996                   $5,330  $105,365   $364,791   $862,700      $(650)  $1,337,536
                                          ========  =========  =========  =========  =========  ===========



    See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                (In thousands)

                For the Six Months Ended June 30, 1996 and 1995


                                                                      1996        1995
                                                                  -----------   --------


Cash flows from operating activities:
  Net income                                                      $162,100        $79,500
                                                                 ---------      ---------
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                  16,050         14,524
     Deferred taxes                                                (62,472)       (46,479)
     Decrease in unrealized appreciation of long-term corporate
       development investments                                      89,167         36,224
      Other-net                                                        172            490
                                                                 ---------      ---------
                                                                   205,017         84,259
   (Increase) decrease in operating assets:
     Cash and securities segregated for regulatory
       purposes or deposited with clearing organizations           (78,659)      (210,929)
     Securities purchased under agreements to resell            (1,904,932)    (6,217,441)
     Securities borrowed                                        (1,141,480)    (1,407,966)
     Receivables from customers                                   (696,384)        53,024
     Receivables from brokers, dealers and other                   (69,797)      (392,247)
     Securities owned, at value                                       (721)    (1,184,541)
     Other assets                                                 (128,856)        41,069
   Increase (decrease) in operating liabilities:
     Securities sold under agreements to repurchase              1,904,932      6,217,441
     Securities loaned                                             386,558        791,553
     Payables to customers                                         599,096        137,941
     Payables to brokers, dealers and other                      1,007,895        (71,398)
     Securities sold not yet purchased, at market value            217,258      1,195,035
     Accounts payable and accrued expenses                         (51,481)        28,825
     Other liabilities and deferred amounts                        183,691         74,775
     Translation adjustment                                            (25)            23
                                                                 ---------      ---------

Net cash provided by (used in) operating activities               $432,112      $(860,577)
                                                                 ---------      ---------






    See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                (In thousands)

                For the Six Months Ended June 30, 1996 and 1995


                                                                                      1996               1995
                                                                                   ----------          ---------


Cash flows from investing activities:
  Net proceeds from (payments for):
    Purchases of long-term corporate development investments.................... $     (52,131)        $  (30,541)
    Sales of long-term corporate development investments........................        21,393             33,312
    Purchases of property, equipment and leasehold improvements.................       (75,569)           (31,180)
    Purchases of mortgages, other receivables collateralized by real estate
      assets and real estate owned..............................................      (112,945)           (21,650)
    Sales of mortgages, other receivables collateralized by real estate assets
      and real estate owned.....................................................        38,900             15,559
    Other assets................................................................        (8,326)            (4,785)
                                                                                   ------------        -----------

Net cash used in investing activities...........................................      (188,678)           (39,285)
                                                                                   ------------        -----------

Cash flows from financing activities:
  Net (payments for) proceeds from:
    Short-term financings.......................................................      (332,292)           778,226
    Medium-Term Notes...........................................................       249,515            (15,000)
    Swiss Franc Bonds...........................................................      (105,513)                 -
    Subordinated debt financings................................................           784                175
    Other long-term debt........................................................             -             (1,070)
    Secured notes payable.......................................................             -            (51,367)
    Dividends...................................................................       (23,259)           (26,200)
    Proceeds from secured term loan agreement...................................             -            250,000
                                                                                   ------------        -----------

Net cash (used in) provided by financing activities.............................      (210,765)           934,764
                                                                                 --------------        -----------

Increase in cash and cash equivalents...........................................        32,669             34,902

Cash and cash equivalents at beginning of period...............................        107,766             94,854
                                                                                 --------------        -----------

Cash and cash equivalents at end of period.....................................     $  140,435         $  129,756
                                                                                 ==============        ===========







    See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 June 30, 1996


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

Certain financial information that is normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted. These condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 1995 included on Form 10-K filed by the Company under the Securities Act of 1934.

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain reclassifications have been made to prior year financial statements to conform to the 1996 presentation.

2.   Income Taxes

Income taxes for interim period condensed consolidated financial statements have been accrued using the Company's estimated effective tax rate. Net Federal income tax equivalents paid to Equitable were $72.5 million and $93.1 million for the six months ended June 30, 1996 and 1995, respectively.

3.   Borrowings

Long-term borrowings, including current maturities of $8.0 million and $110.3 million at June 30, 1996 and December 31, 1995, respectively, consist of the following:


                                                                 June 30,       December 31,
                                                                  1996             1995
                                                                  ----             ----
                                                                       (In thousands)

Senior notes, 6 7/8% due in 2005................................ $   496,998      $ 496,836
Senior subordinated revolving credit agreement due in 1998......     250,000        250,000
Medium-term notes, 5 5/8% due in 2016...........................     249,525              -
Medium-term notes, 7.88% due in 1997............................      88,000         88,000
Swiss Franc bonds, 10.55% due in 1996...........................           -        105,513
Other...........................................................      19,351         18,567
                                                                 -----------      ---------

     Total long-term borrowings................................. $ 1,103,874      $ 958,916
                                                                 ===========      =========

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements (Unaudited)


In January 1996, the Swiss franc bonds of $105.5 million plus accrued interest were repaid in full.

On February 12, 1996, a shelf registration statement, which enables the Company to issue from time to time up to $500 million in aggregate public offering price of Senior Debt Securities and/or Preferred Stock, was declared effective by the Securities and Exchange Commission. On February 15, 1996, the Company completed an offering under such shelf registration statement of $250 million aggregate principal amount of its 5 5/8% Medium-Term Notes due February 15, 2016. The notes are repayable by the Company, in whole or in part, at the option of the holders on February 15, 2001.

On July 3, 1996, the Company filed a registration statement which, when effective, will enable the Company to issue up to $500 million in aggregate principal amount of Senior, Subordinated, and Junior Subordinated Debt Securities and/or Preferred Stock of the Company and/or preferred securities of certain of its subsidiaries and/or guarantees by the Company of such preferred securities.

Interest paid on all borrowings and financing arrangements amounted to $1.3 billion and $1.2 billion for the six months ended June 30, 1996 and 1995, respectively.

At June 30, 1996, the Company has committed credit facilities which enables it to borrow up to $1.28 billion on a secured basis and $650 million on an unsecured basis. Interest rates to be charged are based upon Federal funds, Eurodollar or negotiated rates, as applicable. There were no borrowings outstanding at June 30, 1996 and December 31, 1995 under these agreements.

4.   Long-term Corporate Development Investments

Long-term corporate development investments represent the Company's involvement in private debt and equity investments which generally have no readily available market or may otherwise be restricted as to resale under the Securities Act of 1933. Accordingly, these investments are carried at estimated fair value as determined by the Finance Committee of the Board of Directors. The cost of these investments was $306.9 million and $276.2 million at June 30, 1996 and December 31, 1995, respectively. The decrease in net unrealized appreciation of long-term corporate development investments amounted to $89.2 million and $36.2 million for the six months ended June 30, 1996 and 1995, respectively. Changes in unrealized appreciation arising from changes in fair value or upon realization are reflected in revenues, principal transactions-net, investment in the condensed consolidated statements of income.

5.   Net Capital

The Company's wholly owned principal subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"), is a registered broker-dealer, a registered futures commission merchant and member firm of The New York Stock Exchange, Inc. (the "NYSE") and, accordingly, is subject to the minimum net capital requirements of the Securities and Exchange Commission, the NYSE and the Commodities Futures Trading Commission. As such, it is subject to the NYSE's net capital rule which conforms to the Uniform Net Capital Rule pursuant to rule 15c3-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the required net capital, as defined, shall not be less than two percent of aggregate debit balances arising from customer transactions, as defined, or four percent of segregated funds, as defined, whichever is greater. The NYSE may also require a member firm to reduce its business if its net capital is less than four percent of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit balances. At June 30, 1996, DLJSC's net capital of approximately $670.5 million was 22 percent of aggregate debit balances and in excess of the minimum requirement by approximately $602.9 million.

Certain U.S. and foreign subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At June 30, 1996, the Company and its subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

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

7.   Commitments and Contingencies

At June 30, 1996, the Company was contingently liable for unsecured letters of credit of approximately $128.6 million.

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

8.   Employee Benefit Plans

In addition to the employee benefit plans disclosed in the Company's Form 10-K for December 31, 1995, the Company maintains the following plans.

1996 Stock Option Plan
During the second quarter of 1996, the stockholders approved the 1996 Stock Option Plan. Options to purchase a maximum of approximately 8.8 million shares of Common Stock, exclusive of forfeitures from the 1995 Stock Option Plan, are available under the 1996 Stock Option Plan. As of June 30, 1996, options to purchase an aggregate 577,500 shares of Common Stock with exercise prices ranging from $29.875-32.50 were outstanding.

1996 Incentive Compensation
During the second quarter of 1996, the stockholders approved the 1996 Incentive Compensation Plan (the "Plan"). The Plan is effective January 1, 1996. Awards under the Plan are determined by the Compensation and Management Committee of the Board of Directors. The Plan provides for the creation of short term and long term award pools to be awarded to key employees of the Company. Short term award pools are for a performance period up to two years and are based on 10% of pre-tax earnings, as defined. Long term award pools are for performance periods of three to 10 years and are based on a percentage of pre-tax earnings and varies with the Company's average return on common equity during the performance period. Participants may receive awards in the form of cash, options, shares or restricted stock units, however stock-based payments are limited to a total of 8.8 million shares. Under certain circumstances, participants may defer the receipt of part or all of any award.

9.   Derivative Financial Instruments

The Company enters into certain contractual agreements referred to as derivatives or off-balance sheet financial instruments involving futures, forwards and options. The Company's derivative activities consist of writing over-the-counter options to accommodate its customers' needs, trading in forward contracts in U.S. government and agency issued or guaranteed securities and in futures contracts on equity-based indices, interest rate instruments and currencies and issuing structured notes. The Company's involvement in swap contracts is not significant. Substantially all of the Company's activities related to derivatives are, by their nature, trading activities which are primarily for the purpose of customer accommodations.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements (Unaudited)


Option contracts are typically written for a duration of less than 13 months. The notional value of written option contracts outstanding was approximately $3.5 billion at June 30, 1996. These written option contracts are substantially covered by various financial instruments that the Company has purchased or sold as principal.

The notional contract and market values of the forward and futures contracts at June 30, 1996 and December 31, 1995, were as follows:

                                     June 30, 1996        December 31, 1995
                                ---------------------     ------------------
                                Purchases       Sales     Purchases    Sales
                                ---------       -----     ---------    -----
                                     (In millions)           (In millions)
Forward Contracts
 (Notional Contract Value)....   $ 17,102     $ 18,446    $ 18,186    $ 17,066
                                 =========    ========    ========    ========

Futures Contracts
 (Market Value)...............   $    803     $    590    $  1,129   $   1,932
                                 =========    ========    ========   =========


10.  Legal Proceedings

         Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and there have been no material developments in such proceedings and matters. With respect to the National Gypsum Corporation litigation, the Bankruptcy Court has remanded the Texas State Court action to state court.

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

BUSINESS ENVIRONMENT

         The Company's principal business activities, which consist of investment and merchant banking, securities sales and trading and correspondent brokerage services are, by their nature, highly competitive and subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity. Consequently, the Company's net income and revenues have been and are likely to continue to be, subject to wide fluctuations, reflecting the impact of many factors beyond the Company's control, including securities market conditions, the level and volatility of interest rates, competitive conditions and the size and timing of transactions.

         The strong conditions that existed in the second half of 1995 continued to improve in the first half of 1996. Rising stock prices and record levels of underwriting improved operating results throughout the securities industry.

RECENT DEVELOPMENTS

         On July 3, 1996, the Company filed a registration statement which, when effective, will enable the Company to issue up to $500 million in aggregate principal amount of Senior, Subordinated, and Junior Subordinated Debt Securities and/or Preferred Stock of the Company and/or preferred securities of certain of its subsidiaries and/or guarantees by the Company of such preferred securities.

         During the second quarter of 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The new standard provides more consistent standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings, and provides guidance on the recognition and measurement of servicing assets and liabilities. The new standard is to be applied prospectively to transactions which occur after December 31, 1996. The Company is currently evaluating the impact of this standard.

RESULTS OF OPERATIONS

Quarter Ended June 30, 1996 Compared to Quarter Ended June 30, 1995

         Total revenues for the quarter ended June 30, 1996 were $991.2 million, an increase of $299.9 million or 43.4 % over the quarter ended June 30, 1995. Revenues increased in most of the Company's major areas of activity during the second quarter of 1996.

         Commission revenues increased by $34.7 million or 29.5% to $152.5 million due to increased business in all areas and is generally consistent with the overall growth in listed share volume on major equity exchanges.

         Underwriting revenues increased by $136.8 million or 115.2% to $255.5 million. The Company experienced increases in all areas of underwriting during the second quarter of 1996.

         Fee revenues increased by $15.8 million or 18.5% to $101.5 million. Overall, merger and acquisition ("M&A") and other advisory services activities increased during the second quarter of 1996.

         Interest, net of interest expense to finance U.S. government, agency and mortgage-backed securities, increased by $22.8 million or 10.0% to $251.1 million. Higher levels of customer margin balances and securities loaned/borrowed activity at Pershing accounted for approximately one half of the increase. The remaining increase was due to higher levels of inventory in the Fixed Income Division and the full quarter impact of the Latin America business which commenced operations in March of 1995.

         Principal transactions-net, trading revenues increased by $44.3 million or 50.7% to $131.6 million. All of the Company's major trading areas experienced improved results over the quarter ended June 30, 1995.

         Principal transactions-net, investment revenues increased by $46.1 million or 116.8% to $85.5 million. Realized gains on investments were $185.1 million. Net unrealized carrying values decreased by $99.6 million, which includes the elimination of net unrealized appreciation of $80.2 million on investments sold and a decrease in net unrealized appreciation of $19.4 million on retained investments. During the second quarter of 1996, the Company recorded a gain of $79.4 million, net on one investment. There were no comparably sized gains in the second quarter of 1995.

         Other revenues, consisting primarily of dividends and miscellaneous transaction revenues, decreased by $0.5 million or 3.9% to $13.5 million.

          Total costs and expenses for the second quarter of 1996 were $833.9 million, an increase of $212.6 million or 34.2% over the second quarter of 1995.

         Compensation and benefits increased $133.3 million or 40.2% to $464.7 million. Most of the increase was due to increased variable incentive and production-related compensation, which resulted from higher revenues and operating results. Incentive and production-related compensation increased by 50.6% in 1996, while base compensation, including benefits and all payroll taxes, increased by 10.7% due to expansion in various business groups. At June 30, 1996, full-time personnel totaled 5,405 compared to 4,676 at June 30, 1995, an increase of 729 or 15.6%.

         Interest expense increased $7.6 million or 4.5% to $177.5 million. Most of this increase was related to higher balances in payables to brokers, dealers and customers in the correspondent clearing business at Pershing and expanded levels of fixed income related products.

          All other expenses, as noted below, increased by $71.7 million or 59.7% to $191.7 million for the second quarter of 1996.

         Brokerage, clearing, exchange fees and other expenses increased by $8.3 million due to increased share volume, underwriting related expenses and transaction fee payments. Occupancy and equipment costs increased by $8.6 million as a result of the relocation of the Company's principal office in the U.S. and the expansion of the Company's overseas offices. Communications costs increased by $2.9 million. All other operating expenses increased by $51.9 million. Included therein are data processing, professional fees, travel and entertainment, and printing and stationery which increased by $20.7 million reflecting an overall increase in the level of business activity. In addition, for the quarter ended June 30, 1996, $23.0 million of expenses were incurred for mortgage-related securities previously underwritten by the Company.

         The Company's income tax provision for the second quarter of 1996 and 1995 was $60.3 million and $28.0 million, respectively, which represented a 38.3% and 40% effective tax rate for each period, respectively.

         Net income for the quarter ended June 30, 1996 was $97.0 million, up $55.0 million or 131.0% from the comparable 1995 period. Earnings per common share for the second quarter of 1996 and pro forma earnings per common share using the treasury stock method were $1.53 and $0.72 for the second quarter of 1996 and 1995, respectively.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

         Total revenues for the six months ended June 30, 1996 were $1,767.1 million, an increase of $493.4 million or 38.7% over the six months ended June 30, 1995. Revenues increased in most of the Company's major areas of activity during the second quarter of 1996.

         Commission revenues increased by $74.1 million or 32.9% to $299.0 million due to increased business in all areas and is generally consistent with the overall growth in listed share volume on major equity exchanges.

         Underwriting revenues increased by $219.8 million or 128.4% to $391.0 million. The Company experienced increases in all areas of underwriting during the second quarter of 1996.

         Fee revenues increased by $11.2 million or 6.5% to $184.7 million. Overall, merger and acquisition ("M&A") and other advisory services activities have increased during the first six months of 1996.

         Interest, net of interest expense to finance U.S. government, agency and mortgage-backed securities, increased by $58.3 million or 13.8% to $481.9 million. Higher levels of customer margin balances and securities loaned/borrowed activity at Pershing accounted for approximately one half of the increase. The remaining increase was due to higher levels of inventory in the Fixed Income Division and the full quarter impact of the Latin America business which commenced operations in March of 1995.

         Principal transactions-net, trading revenues increased by $120.1 million or 77.5% to $275.0 million. All of the Company's major trading areas experienced improved results over the six months ended June 30, 1995.

         Principal transactions-net, investment revenues increased by $12.1 million or 12.2% to $111.1 million. Realized gains on investments were $200.3 million. Net unrealized carrying values decreased by $89.2 million, which includes the elimination of net unrealized appreciation of $77.7 million on investments sold and a decrease in net unrealized appreciation of $11.5 million on retained investments.

         Other revenues, consisting primarily of dividends and miscellaneous transaction revenues, decreased by $2.2 million or 8.3% to $24.3 million.

          Total costs and expenses for the six months ended June 30, 1996 were $1,501.3 million, an increase of $360.1 million or 31.6% over the six months ended June 30, 1995.

         Compensation and benefits increased $210.9 million or 35.3% to $809.0 million. Most of the increase was due to increased variable incentive and production-related compensation, which resulted from higher revenues and operating results. Incentive and production-related compensation increased by 45.9% in 1996, while base compensation, including benefits and all payroll taxes, increased by 8.1% due to expansion in various business groups. At June 30, 1996, full-time personnel totaled 5,405 compared to 4,676 at June 30, 1995, an increase of 729 or 15.6%.

         Interest expense increased $43.6 million or 14.1% to $352.5 million. Most of this increase was related to higher balances in payables to brokers, dealers and customers in the correspondent clearing business at Pershing and expanded levels of fixed income related products.

         All other expenses, as noted below, increased by $105.6 million or 45.1% to $339.9 million for the first six months of 1996.

         Brokerage, clearing, exchange fees and other expenses increased by $18.9 million due to increased share volume, underwriting related expenses and transaction fee payments. Occupancy and equipment costs increased by $10.7 million as a result of the relocation of the Company's principal office in the U.S. and the expansion of the Company's overseas offices. Communications costs increased by $3.6 million. All other operating expenses increased by $72.4 million. Included therein are data processing, professional fees, travel and entertainment, and printing and stationery which increased by $33.0 million reflecting an overall increase in the level of business activity. In addition, for the six months ended June 30, 1996, $29.0 million of expenses were incurred for mortgage-related securities previously underwritten by the Company.

         The Company's income tax provision for the six months ended June 30, 1996 and 1995 was $103.7 million and $53.0 million, respectively, which represented a 39.0% and 40% effective tax rate for each period.

         Net income for the six months ended June 30, 1996 was $162.1 million, up $82.6 million or 103.9% from the comparable 1995 period. Earnings per common share for the six months ended June 30, 1996 and pro forma earnings per common share using the treasury stock method were $2.54 and $1.35 for the first six months of 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's assets are highly liquid with the majority consisting of securities inventories and collateralized receivables, both of which fluctuate depending on the levels of customer business and proprietary trading. Such collateralized receivables consist primarily of resale agreements and securities borrowed, both of which are secured by U.S. government and agency securities and highly marketable corporate debt and equity securities. In addition, the Company has significant receivables from customers, brokers and dealers which turn over frequently. As a securities dealer, the Company may carry significant levels of trading inventories to meet client needs. As such, the Company's total assets or the individual components of total assets vary significantly from period to period because of changes relating to customer needs, economic and market conditions and proprietary trading strategies. A relatively small percentage of total assets is fixed or held for a period of longer than one year. The Company's total assets at June 30, 1996 and December 31, 1995 were $47.7 billion and $44.6 billion, respectively.

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

         The Company maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others including $6.0 billion at June 30, 1996 in uncommitted and committed bank credit lines with 50 domestic and international banks. These include $4.06 billion of uncommitted bank credit lines, $1.28 billion of secured committed bank lines and $650 million of unsecured committed bank lines.

         Certain of the Company's businesses are capital intensive. In addition to normal operating requirements, capital is required to cover financing and regulatory charges on securities inventories, merchant banking investments and investments in fixed assets. The Company's overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated needs of its business units as well as the regulatory capital requirements of subsidiaries. Based upon these analyses, management believes that the Company's debt and equity base is adequate for current operating levels. The Company has been active in raising additional long-term financing, including extending the maturity of its $250 million senior subordinated revolving credit agreement and increasing the amount of the credit available thereunder to $325.0 million in 1995. As of June 30, 1996, $250.0 million was outstanding under this facility. Additionally, the Company increased the amount of credit available under its unsecured credit facility to $650 million. There were no borrowings outstanding under this facility at June 30, 1996.

         Mortgages and other receivables collateralized by real estate assets and real estate owned amounting to $540.1 million at June 30, 1996 and $466.1 million at December 31, 1995, generally represent the Company's interest in mortgages receivable including certain mortgage-related securities previously underwritten by the Company which were primarily repurchased in 1994, and are carried at amounts approximating fair value, determined by, among other things, the discounted cash flow and/or estimated sales prices of the underlying properties.

         In March 1996, the Company moved its principal offices from 140 Broadway to 277 Park Avenue in New York City. The Company is presently financing expenditures related to the move from currently available operating capital.

         DLJSC is subject to the capital requirements of the Securities and Exchange Commission, the New York Stock Exchange, Inc., the Commodities Futures Trading Commission and the Chicago Board of Trade, all of which ensure the general capital adequacy and liquidity of broker-dealers and futures commission merchants. DLJSC has consistently maintained capital substantially in excess of the minimum requirements of such capital rules. At June 30, 1996, DLJSC had aggregate regulatory "net capital," after adjustments required by Rule 15c3-1 under the Exchange Act of 1934, of approximately $670.5 million, which exceeded minimum net capital requirements by $602.9 million and which exceeded the net capital required by DLJSC's most restrictive debt covenants by $445.0 million.

         On October 30, 1995, the Company completed an Initial Public Offering
(IPO) of its shares. The Company's net proceeds from the IPO totaled $81.2 million. Concurrent with the IPO, the Company completed the offering of $500 million aggregate principal amount of 6 7/8% Senior Notes due November 1, 2005 (the "Senior Debt Offering"). The proceeds from this offering totaled $493.5 million (net of underwriting discounts and commissions).

         On February 12, 1996, a shelf registration statement, which enables the Company to issue up to $500 million in aggregate public offering price of Senior Debt Securities and/or Preferred Stock, was declared effective by the Securities and Exchange Commission. On February 15, 1996, the Company completed an offering under such shelf registration statement of $250 million aggregate principal amount of its 5 5/8% Medium-Term Notes due February 15, 2016. The notes are repayable by the Company, in whole or in part, at the option of the holders on February 15, 2001. Net proceeds to the Company from this offering were $248.3 million (net of underwriting discounts and commissions).

         On July 3, 1996, the Company filed a registration statement which, when effective, will enable the Company to issue up to $500 million in aggregate principal amount of Senior, Subordinated, and Junior Subordinated Debt Securities and/or Preferred Stock of the Company and/or preferred securities of certain of its subsidiaries and/or guarantees by the Company of such preferred securities.

         The Company's overall capital and funding needs are continually reviewed to ensure that its capital base can support the estimated needs of its business units.

Cash Flows

         The Company's condensed consolidated statements of cash flows classify cash flow into three broad categories: cash flows from operating activities, investing activities and financing activities. The Company's net cash flows are principally associated with operating and financing activities, which support the Company's trading, customer and banking activities.

Six Months Ended June 30, 1996 and 1995

         Cash and cash equivalents at June 30, 1996 and 1995, totaled $140.4 million and $129.8 million, respectively, an increase of $32.7 million and $34.9 million, respectively, for the comparable periods.

         Cash provided by (used in) operating activities totaled $432.1 million and $(860.6) million for the first six months of 1996 and 1995, respectively, and reflects primarily an increase in operating liabilities in 1996 and an increase in operating assets in 1995. In the first six months of 1996, there were increases in payables to customers of $599.1 million, payables to brokers, dealers and other of $1.0 billion, securities loaned of $386.6 million and securities sold not yet purchased of $217.3 million. These increases were partially offset by increases in assets including receivables from customers of $696.4 million, securities borrowed of $1.1 billion, and all other assets and liabilities- net, which rose by $145.8 million. In the first six months of 1995, there were increases in securities sold not yet purchased of $1.2 billion and securities loaned of $791.6 million. These increases were offset by increases in assets including securities borrowed of $1.4 billion, trading inventories of $1.2 billion and all other receivables and payables-net, which rose by $243.9 million.

         During the first six months of 1996 and 1995, net cash used in investing activities of $188.7 million and $39.3 million, respectively was comprised primarily of fixed asset purchases in connection with the Company's move of its principal offices and purchases of mortgages receivables collateralized by real estate assets.

         For the first six months of 1996 and 1995, net cash (used in) provided by financing activities totaled $(210.8) million and $934.8 million, respectively. In the first quarter of 1996, $105.5 million was used to repay Swiss Franc Bonds which matured in January 1996 and $249.5 million was provided by the issuance of Medium-Term Notes. In addition, $332.3 million was used to repay short term financings. During the first six months of 1995, proceeds from short term financings and a secured term loan agreement amounted to $778.2 million and $250.0 million, respectively.

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

     Options Contracts:
         Option contracts are typically written for a duration of less than 13 months. Revenues from these activities (net of related interest expenses) were approximately $31.9 million and $44 million for the six months ended June 30, 1996 and 1995, respectively. Option writing revenues are primarily from the amortization of option premiums. The decrease in revenues primarily resulted from lower levels of activity, both in size and number of transactions, by the Company's institutional customers. These reductions were caused by a number of factors, including market conditions and competition from other financial institutions.

         The notional value of written options contracts outstanding was approximately $3.5 billion and $3.9 billion at June 30, 1996 and 1995, respectively. The decrease in the notional value of options was due primarily to decreases in customer activity related to U.S. government obligations. Such written option contracts are substantially covered by various financial instruments that the Company has purchased or sold as principal.

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

         Net trading gains (losses) on forward contracts were $(39.1) million and $120 million and net trading gains (losses) on futures contracts were $8.5 million and $(52) million for the six months ended June 30, 1996 and 1995, respectively.

          The notional contract and market values of the forward and futures Contracts at June 30, 1996 and 1995, were as follows:

                                     June 30, 1996            June 30, 1995
                                     -------------            -------------
                                Purchases      Sales    Purchases       Sales
                                ---------      -----    ---------       -----

                                              (In millions)

Forward Contracts
 (Notional Contract Value)....  $ 17,102    $ 18,446     $ 16,516    $ 20,201
                                ========    ========     ========    ========
Futures Contracts
 (Market Value)...............  $    803    $    590     $    309    $    847
                                ========    ========     ========    ========

     Structured Notes:

         Structured notes are customized derivative instruments in which the amount of interest or principal paid on a debt obligation is linked to movements in the value of cash market financial instruments. At June 30, 1996 and 1995, the Company had issued structured notes with principal amounts of $143.1 million and $113.0 million outstanding, respectively. The Company expects the volume of this activity to increase in the future. The Company covers its obligations on structured notes primarily by purchasing and selling the securities to which the value of its structured notes are linked.


MERCHANT BANKING TRANSACTIONS

         The Company's merchant banking investments are carried at estimated fair value as determined by the Finance Committee of the Board of Directors. Changes in unrealized appreciation arising from changes in fair value or gains or losses upon realization are reflected in principal transactions-net, investments. At June 30, 1996 and December 31, 1995, the Company's share in its merchant banking investments amounted to $144.1 million and $210.1 million, respectively.


HIGH YIELD TRANSACTIONS

         The Company accounts for its high-yield inventory positions on a market basis with unrealized gains and losses being recognized currently in earnings. At June 30, 1996 and December 31, 1995, the Company had long inventory of $689.1 million and $500.7 million, respectively, and short inventory of $384.8 million and $219.6 million, respectively, of high-yield securities, which accounted for less than 6.0% of the Company's overall inventory positions.

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and there have been no material developments in such proceedings and matters. With respect to the National Gypsum Corporation litigation, the Bankruptcy Court has remanded the Texas State Court action to state court.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Certain matters submitted to a vote of stockholders have been previously disclosed in the Company's Form 10-Q for the quarterly period ended March 31, 1996.

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

10.81 Insurance Agreement dated February 1, 1996 by and between the Registrant and Jeanette Eliasberg as Trustee and Owner of the Trust created under Agreement dated December 22, 1993 between Theodore P. Shen, as Grantor and Jeanette Eliasberg as Trustee.

10.82 Insurance Agreement dated February 1, 1996 by and between the Registrant and Jeanette Eliasberg as Trustee and Owner of the Trust created under Agreement dated December 22, 1993 between Theodore P. Shen, as Grantor and Jeanette Eliasberg as Trustee.

10.83 Insurance Agreement dated February 1, 1996 by and between the Registrant and Jeanette Eliasberg as Trustee and Owner of the Trust created under Agreement dated December 22, 1993 between Theodore P. Shen, as Grantor and Jeanette Eliasberg as Trustee.

10.84 Insurance Agreement dated January 4, 1996 by and between the Registrant and Dan Curtis Roby as Trustee and Owner of the Roby 1995 Insurance Trust dated November 27, 1995.

10.85 Second Amendment of Lease by and between Stanley Stahl D/B/A Stahl Park Avenue Co. and the Registrant, dated August 24, 1995.

10.86 Third Amendment of Lease by and between Stanley Stahl D/B/A Stahl Park Avenue Co. and the Registrant, dated October 6, 1995.

10.87 Fourth Amendment of Lease by and between Stanley Stahl D/B/A Stahl Park Avenue Co. and the Registrant, dated April 29, 1996.

10.9 Donaldson, Lufkin & Jenrette, Inc. 1996 Incentive Compensation Plan. (Incorporated herein by reference to Annex B of the Company's Proxy Statement on Schedule 14 A).

11    Statement re: Computation of Earnings Per Share.

27    Financial Data Schedule.

                                   Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           DONALDSON, LUFKIN & JENRETTE, INC.


Date:    August 14, 1996        /s/ Anthony F. Daddino
                            ------------------------------
                           Anthony F. Daddino
                           Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as
                           Principal Financial Officer)

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

10.81 Insurance Agreement dated February 1, 1996 by and between the Registrant and Jeanette Eliasberg as Trustee and Owner of the Trust created under Agreement dated December 22, 1993 between Theodore P. Shen, as Grantor and Jeanette Eliasberg as Trustee.

10.82 Insurance Agreement dated February 1, 1996 by and between the Registrant and Jeanette Eliasberg as Trustee and Owner of the Trust created under Agreement dated December 22, 1993 between Theodore P. Shen, as Grantor and Jeaette Eliasberg as Trustee.

10.83 Insurance Agreement dated February 1, 1996 by and between the Registrant and Jeanette Eliasberg as Trustee and Owner of the Trust created under Agreement dated December 22, 1993 between Theodore P. Shen, as Grantor and Jeanette Eliasberg as Trustee.

10.84 Insurance Agreement dated January 4, 1996 by and between the Registrant and Dan Curtis Roby as Trustee and Owner of the Roby 1995 Insurance Trust dated November 27, 1995.

10.85 Second Amendment of Lease by and between Stanley Stahl D/B/A Stahl Park Avenue Co. and the Registrant, dated August 24, 1995.

10.86 Third Amendment of Lease by and between Stanley Stahl D/B/A Stahl Park Avenue Co. and the Registrant, dated October 6, 1995.

10.87 Fourth Amendment of Lease by and between Stanley Stahl D/B/A Stahl Park Avenue Co. and the Registrant, dated April 29, 1996.

10.9 Donaldson, Lufkin & Jenrette, Inc. 1996 Incentive Compensation Plan. (Incorporated herein by reference to Annex B of the Company's Proxy Statement on Schedule 14 A).

11    Statement re: Computation of Earnings Per Share.

27    Financial Data Schedule.