Form 10-Q
period 1996-09-30
DONALDSON LUFKIN & JENRETTE INC /NY/
filed 1996-11-12
CIK 29646

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 For the
                   quarterly period ended September 30, 1996
                                       or
    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to

    [ ]                  Commission file number 1-6862


                       DONALDSON, LUFKIN & JENRETTE, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                                    13-1898818
   ---------------------------------------                 ------------------
       (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                     Identification No.)

     277 Park Avenue, New York, New York                          10172
   ---------------------------------------                 ------------------
   (Address of principal executive office)                     (Zip Code)


       Registrant's telephone number, including area code: (212) 892-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( ).

As of November 14, 1996, the latest practicable date, there were 53,300,000 shares of Common Stock, $0.10 par value, outstanding.

                       DONALDSON, LUFKIN & JENRETTE, INC.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                               TABLE OF CONTENTS


Part I  FINANCIAL INFORMATION

                                                                  Page Number
    Item 1. Financial Statements                                  -----------


              Condensed Consolidated Statements of Financial
              Condition at September 30, 1996 and December 31,
              1995 (Unaudited).....................................    3

              Condensed Consolidated Statements of Income for the
              three and nine months ended September 30, 1996 and
              1995 (Unaudited) ....................................    5

              Condensed Consolidated Statements of Changes in
              Stockholders' Equity for the year ended December 31,
              1995 and the nine months ended September 30, 1996
              (Unaudited)..........................................    6

              Condensed Consolidated Statements of Cash Flows
              for the nine months ended September 30, 1996 and
              1995 (Unaudited).....................................    7

              Notes to Condensed Consolidated Financial
              Statements (Unaudited)...............................    9

    Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................   14



Part II OTHER INFORMATION
    Item 1. Legal Proceedings......................................   21

    Item 6. Exhibits and Reports on Form 8-K.......................   22

            Signature..............................................   23

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

    Condensed Consolidated Statements of Financial Condition (Unaudited)
              (In thousands, except share and per share data)

                                                                   September 30,     December 31,
                                                                       1996              1995
                        ASSETS                                     -------------     ------------
Cash and cash equivalents............................              $   216,632       $   107,766
Cash and securities segregated for regulatory purposes or
  deposited with clearing organizations..                              569,970           454,470
Securities purchased under agreements to resell......               22,590,197        18,748,224
Securities borrowed..................................                9,173,412         9,044,909
Receivables:
  Customers..........................................                2,761,825         2,355,973
  Brokers, dealers and other.........................                2,203,878         1,622,858
Securities owned, at value:
  U.S. government and agencies.......................                7,522,001         5,601,090
  Corporate debt.....................................                4,179,345         3,469,899
  Foreign sovereign debt.............................                2,265,270           734,238
  Mortgage whole loans...............................                  458,415           359,756
  Equities and other.................................                  766,984           656,290
  Long-term corporate development investments........                  233,408           284,498
Mortgages, other receivables collateralized by
  real estate assets and real estate owned...........                  528,590           466,066
Property, equipment and leasehold improvements, at cost, (net of accumulated depreciation and amortization of  $141,758
  and $137,640, respectively).....................                     276,672           192,446
Other assets and deferred amounts....................                  652,031           478,011
                                                                  -------------     ------------
Total Assets.........................................             $ 54,398,630      $ 44,576,494
                                                                  =============     ============

     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

      Condensed Consolidated Statements of Financial Condition (Unaudited)
                (In thousands, except share and per share data)

                                                                 September 30,   December 31,
                                                                     1996            1995
                                                                 ------------    ------------

              LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings.........................................  $   1,329,311   $     758,538
Securities sold under agreements to repurchase................     29,761,255      26,744,797
Securities loaned.............................................      3,175,136       2,624,213
Payables:
   Customers..................................................      3,264,260       2,561,258
   Brokers, dealers and other.................................      3,366,180       1,025,574
Securities sold not yet purchased, at value:
   U.S. government and agencies...............................      6,113,890       5,407,572
   Corporate debt.............................................        601,329         529,273
   Foreign sovereign debt.....................................      1,276,626         186,861
   Equities and other.........................................        547,779         580,721
Accounts payable and accrued expenses.........................      1,440,883       1,397,465
Other liabilities and deferred amounts........................        420,026         353,116
                                                                 ------------    ------------

                                                                   51,296,675      42,169,388
                                                                 ------------    ------------
Long-term borrowings..........................................      1,294,740         983,386
                                                                 ------------    ------------

        Total liabilities.....................................     52,591,415      43,152,774
                                                                 ------------    ------------

Cumulative Exchangeable $8.83 Preferred Stock, at
   redemption value...........................................        225,000         225,000
                                                                 ------------    ------------
Company obligated mandatorily redeemable preferred
   securities in grantor trusts holding solely junior
   subordinated debentures of the Company.....................        200,000               -
                                                                 ------------    ------------


Stockholders' Equity:
   Common stock ($0.10 par value; 150,000,000 shares
      authorized; 53,300,000 shares issued and outstanding)...          5,330           5,330
   Restricted stock units (5,179,147 units authorized;
   5,140,205 units and 5,179,147 units issued and outstanding
   in 1996 and 1995, respectively) ...........................        105,365         106,163
   Paid-in capital............................................        364,791         363,993
   Retained earnings..........................................        907,171         723,859
   Cumulative translation adjustment..........................           (442)           (625)
                                                                 ------------    ------------

        Total stockholders' equity............................      1,382,215       1,198,720
                                                                 ------------    ------------

Total Liabilities and Stockholders' Equity....................   $ 54,398,630    $ 44,576,494
                                                                 ============    ============

     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

            Condensed Consolidated Statements of Income (Unaudited)
                     (In thousands, except per share data)

                                                   Three Months Ended          Nine Months Ended
                                                      September 30,               September 30,
                                                   1996          1995          1996          1995
                                                 ----------    ----------   ----------   ----------
Revenues:
   Commissions................................   $  129,133    $  118,125   $  428,180   $  343,117
   Underwritings..............................      129,506       146,324      520,473      317,508
   Fees.......................................      124,576        90,519      309,319      264,020
   Interest, net of interest to finance U.S.
     government, agency and mortgage-backed
     securities of $544,672, $521,687,
     $1,535,949 and $1,499,614, respectively..      278,259       214,883      760,159      638,436
   Principal transactions-net:
     Trading..................................       90,719       110,722      365,759      265,655
     Investment...............................        5,597        (6,922)     116,723       92,148
   Other......................................       13,217        13,871       37,513       40,376
                                                 ----------    ----------   ----------   ----------

      Total revenues..........................      771,007       687,522    2,538,126    1,961,260
                                                 ----------    ----------   ----------   ----------
Costs and Expenses:
   Compensation and benefits..................      329,260       326,826    1,138,212      924,898
   Interest...................................      178,967       155,573      531,483      464,486
   Brokerage, clearing, exchange fees
     and other................................       36,922        43,741      134,615      122,579
   Occupancy and equipment....................       39,550        31,422      107,462       88,645
   Communications.............................       13,169        11,110       36,982       31,313
   Other operating expenses...................       81,139        48,850      231,572      126,839
                                                 ----------    ----------   ----------   ----------

      Total costs and expenses................      679,007       617,522    2,180,326    1,758,760
                                                 ----------    ----------   ----------   ----------

Income before provision for income taxes......       92,000        70,000      357,800      202,500
                                                 ----------    ----------   ----------   ----------

Provision for income taxes....................       35,900        28,000      139,600       81,000
                                                 ----------    ----------   ----------   ----------

Net income....................................   $   56,100    $   42,000   $  218,200   $  121,500
                                                 ==========    ==========   ==========   ==========

Dividends on preferred stock..................   $    4,967    $    4,967   $   14,901   $   14,901
                                                 ==========    ==========   ==========   ==========

Earnings applicable to common shares..........   $   51,133    $   37,033   $  203,299   $  106,599
                                                 ==========    ==========   ==========   ==========

Weighted average common shares outstanding....       59,611                     59,763
                                                 ==========                 ==========

Earnings per common share.....................   $     0.86                 $     3.40
                                                 ==========                 ==========


Pro forma weighted average common
  shares outstanding..........................                     51,475                    51,475
                                                               ==========                ==========

Pro forma earnings per common share...........                 $     0.72                $     2.07
                                                               ==========                ==========

     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

       For the Year Ended December 31, 1995 and the Nine Months Ended
                          September 30, 1996
                 (In thousands, except per share data)

                                                 Restricted                                Cumulative
                                      Common       Stock       Paid-in      Retained      Translation
                                       Stock       Units       Capital      Earnings       Adjustment     Total
                                      -------    ----------   ---------     ---------     -----------  -----------
Balances at December 31, 1994......   $ 1,000    $       0    $ 232,080     $ 587,555       $   (344)  $   820,291


Net income..........................        -            -            -       179,100              -       179,100
Dividends:
  Common stock ($0.45 per share)....        -            -            -       (22,928)             -       (22,928)
  Preferred stock ($8.83 per share).        -            -            -       (19,868)             -       (19,868)
Stock split.........................    4,000            -       (4,000)            -              -             -
Additional capital contribution from
  Equitable.........................        -            -       55,000             -              -        55,000
Net proceeds from issuance of
  common stock in Initial Public
  Offering..........................      330            -       80,913             -              -        81,243
Issuance of restricted stock units..        -      106,163            -             -              -       106,163
Translation adjustment..............        -            -            -             -           (281)         (281)
                                      -------    ----------   ---------     ---------     -----------  -----------

Balances at December 31, 1995......     5,330      106,163      363,993       723,859           (625)    1,198,720

Net income..........................        -            -            -       218,200              -       218,200
Dividends:
  Common stock ($0.375 per share)...        -            -            -       (19,987)             -       (19,987)
  Preferred stock ($6.623 per share)        -            -            -       (14,901)             -       (14,901)
Forfeiture of restricted stock units        -         (798)         798             -              -             -
Translation adjustment..............        -            -            -             -            183           183
                                      -------    ----------   ---------     ---------     -----------  -----------
Balances at September 30, 1996.....   $ 5,330    $ 105,365    $ 364,791     $ 907,171       $   (442)  $ 1,382,215
                                      =======    ==========   =========     =========     ===========  ===========

    See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

             For the Nine Months Ended September 30, 1996 and 1995

                                                                          1996            1995
                                                                      -----------     -----------
Cash flows from operating activities:
 Net income......................................................     $   218,200     $   121,500
                                                                      -----------     -----------
 Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization................................          25,431          22,573
    Deferred taxes...............................................         (83,360)        (41,904)
    Decrease in unrealized appreciation of long-term corporate
      development investments....................................          97,393          70,528
     Other-net...................................................             259             736
                                                                      -----------     -----------
                                                                          257,923         173,433

  (Increase) decrease in operating assets:
    Cash and securities segregated for regulatory
      purposes or deposited with clearing organizations..........        (115,500)       (132,622)
    Securities purchased under agreements to resell..............      (1,126,113)     (5,379,608)
    Securities borrowed..........................................        (128,503)         56,188
    Receivables from customers...................................        (405,852)       (386,064)
    Receivables from brokers, dealers and other..................        (581,020)        191,590
    Securities owned, at value...................................      (4,370,742)       (881,222)
    Other assets.................................................        (167,129)         15,473
  Increase (decrease) in operating liabilities:
    Securities sold under agreements to repurchase...............       1,126,113       5,379,608
    Securities loaned............................................         550,923         593,411
    Payables to customers........................................         703,002         305,748
    Payables to brokers, dealers and other.......................       2,340,606          (7,593)
    Securities sold not yet purchased, at market value...........       1,835,197       1,707,289
    Accounts payable and accrued expenses........................          43,418         212,331
    Other liabilities and deferred amounts ......................         150,270         124,951
    Translation adjustment.......................................             183            (214)
                                                                      -----------     -----------
Net cash provided by operating activities........................     $   112,776     $ 1,972,699
                                                                      ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

             For the Nine Months Ended September 30, 1996 and 1995

                                                                          1996            1995
                                                                      -----------     -----------
Cash flows from investing activities:
 Net (payments for) proceeds from:
   Purchases of long-term corporate development investments......    $   (73,385)     $   (66,858)
   Sales of long-term corporate development investments..........         27,082           45,656
   Purchases of property, equipment and leasehold improvements...       (108,944)         (87,759)
   Purchases of mortgages, other receivables collateralized by
     real estate assets and real estate owned....................       (108,923)         (24,864)
   Sales of mortgages, other receivables collateralized by real
     estate assets and real estate owned.........................         46,399           15,559
   Other assets..................................................         (7,604)          (4,521)
                                                                      -----------     -----------

Net cash used in investing activities............................       (225,375)        (122,787)
                                                                      -----------     -----------

Cash flows from financing activities:
 Net (payments for) proceeds from:
   Short-term financings.........................................       (254,742)      (2,040,823)
   Structured Notes..............................................        169,566           24,470
   Convertible debentures........................................         43,500                -
   Medium-Term Notes.............................................        249,515                -
   Swiss Franc Bonds.............................................       (105,513)               -
   Subordinated debt financings..................................         (2,473)             175
   Other long-term debt..........................................              -          (86,437)
   Company obligated mandatorily redeemable preferred securities.        200,000                -
   Dividends.....................................................        (34,888)         (31,167)
   Secured term loan agreement...................................        (43,500)         250,000
                                                                      -----------     -----------

Net cash provided by (used in) financing activities..............        221,465       (1,883,782)
                                                                      -----------     -----------

Increase (decrease) in cash and cash equivalents.................        108,866          (33,870)

Cash and cash equivalents at beginning of period.................        107,766           94,854
                                                                      -----------     -----------
Cash and cash equivalents at end of period.......................     $  216,632      $    60,984
                                                                      ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1996


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

2.  Income Taxes

The Company and its subsidiaries are included in the consolidated federal income tax return filed by the Equitable. Income taxes for interim period condensed consolidated financial statements have been accrued using the Company's estimated effective tax rate. Net Federal income tax equivalents paid to Equitable were $180.5 million and $93.1 million for the nine months ended September 30, 1996 and 1995, respectively.

3.  Borrowings

Long-term borrowings, including current maturities of $14.8 million and $110.3 million at September 30, 1996 and December 31, 1995, respectively, consist of the following:

                                                                    September 30,  December 31,
                                                                        1996           1995
                                                                    ------------   -----------
                                                                          (In thousands)
Senior notes, 6 7/8% due in 2005.................................   $    497,079   $   496,836
Senior subordinated revolving credit agreement due in 1998.......        206,500       250,000
Junior subordinated convertible debenture, 6.1875% due in 2001...         43,500             -
Structured notes.................................................        194,036        24,470
Medium-term notes, 5 5/8% due in 2016............................        249,531             -
Medium-term notes, 7.88% due in 1997.............................         88,000        88,000
Swiss Franc bonds, 10.55% due in 1996............................              -       105,513
Other............................................................         16,094        18,567
                                                                    ------------   -----------
    Total long-term borrowings...................................   $  1,294,740   $   983,386
                                                                    ============   ===========

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

Structured notes are customized financing instruments in which the amount of interest or principal paid on the debt obligation is linked to movements in the value of cash market financial instruments. At September 30, 1996 the weighted average rate of structured notes, excluding those issued with a zero coupon, was 12.04%. The notes mature at various dates through 2007.

On September 5, 1996, the Company repaid $43.5 million of the senior subordinated revolving credit agreement with proceeds received from the issuance by a subsidiary of junior subordinated convertible debentures. The debentures are convertible, in whole or in part, into adjustable rate cumulative redeemable preferred stock of the subsidiary on or after July 31, 1997.

Interest paid on all borrowings and financing arrangements amounted to approximately $2.0 billion for the nine months ended September 30, 1996 and 1995.

At September 30, 1996, the Company has committed credit facilities which enables it to borrow up to $1.28 billion on a secured basis and $650 million on an unsecured basis. Interest rates to be charged are based upon Federal funds, Eurodollar or negotiated rates, as applicable. There were no borrowings outstanding at September 30, 1996 and December 31, 1995 under these agreements.

4.  Long-term Corporate Development Investments

Long-term corporate development investments represent the Company's involvement in private debt and equity investments which generally have no readily available market or may otherwise be restricted as to resale under the Securities Act of 1933. Accordingly, these investments are carried at estimated fair value as determined by the Finance Committee of the Board of Directors. The cost of these investments was $322.5 million and $276.2 million at September 30, 1996 and December 31, 1995, respectively. The decrease in net unrealized appreciation of long-term corporate development investments amounted to $97.4 million and $70.5 million for the nine months ended September 30, 1996 and 1995, respectively. Changes in unrealized appreciation arising from changes in fair value or upon realization are reflected in revenues, principal transactions-net, investment in the condensed consolidated statements of income.

5.  Net Capital

The Company's wholly owned principal subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"), is a registered broker-dealer, a registered futures commission merchant and member firm of The New York Stock Exchange, Inc. (the "NYSE") and, accordingly, is subject to the minimum net capital requirements of the Securities and Exchange Commission, the NYSE and the Commodities Futures Trading Commission. As such, it is subject to the NYSE's net capital rule which conforms to the Uniform Net Capital Rule pursuant to rule 15c3-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the required net capital, as defined, shall not be less than two percent of aggregate debit balances arising from customer transactions, as defined, or four percent of segregated funds, as defined, whichever is greater. The NYSE may also require a member firm to reduce its business if its net capital is less than four percent of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit balances. At September 30, 1996, DLJSC's net capital of approximately $612.6 million was 20 percent of aggregate debit balances and in excess of the minimum requirement by approximately $546.5 million.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)


Certain other U.S. and foreign broker-dealer subsidiaries of the Company are also subject to net capital requirements of their respective regulatory agencies. At September 30, 1996, the Company's subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

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

7.  Preferred Securities

During the third quarter of 1996, the Company and its wholly owned trust, DLJ Capital Trust I (the "Trust") completed an offering from a shelf registration of $200 million of the Trust's 8.42% mandatorily redeemable preferred securities.

The Trust exists for the sole purpose of issuing preferred securities and common securities and investing the proceeds in an equivalent amount of junior subordinated debentures of the Company. The only assets of the Trust at September 30, 1996 were $200 million 8.42% Junior Subordinated Debentures of the Company. The Junior Subordinated Debentures are redeemable by the Company, in whole or in part, on or after August 31, 2001. The Trust must redeem its preferred securities having an aggregate liquidation amount equal to the aggregate principal amount of junior subordinated debentures redeemed. The Company guarantees payment to the holders of the preferred securities issued by the Trust, to the extent the Company has made principal and interest payments on the junior subordinated debentures.

8.  Preferred Stock

On October 23, 1996, the Company exercised its option under the terms of the $8.83 Cumulative Preferred Stock agreement to exchange all 2.25 million shares outstanding for $225 million in aggregate principal amount of 9.58% subordinated exchange notes due October 15, 2003. The notes are redeemable in whole or in part, at the option of the Company, at any time.

9.  Commitments and Contingencies

At September 30, 1996, the Company was contingently liable for unsecured letters of credit of approximately $128.9 million.

As a securities broker and dealer, risk is an inherent part of the Company's business activities. The principal types of risks involved in the Company's activities are market risk, credit or counterparty risk and transaction risk. The Company has developed an infrastructure to control, monitor and manage each type of risk. For a further discussion of these matters, refer to Notes 9 and 10 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)


10. Employee Benefit Plans

In addition to the employee benefit plans disclosed in the Company's Form 10-K for December 31, 1995, the Company maintains the following plans:

1996 Stock Option Plan
In the second quarter of 1996, the stockholders approved the 1996 Stock Option Plan. Options to purchase a maximum of approximately 8.8 million shares of Common Stock, exclusive of forfeitures from the 1995 Stock Option Plan, are available under the 1996 Stock Option Plan. As of September 30, 1996, options to purchase an aggregate 607,500 shares of Common Stock with exercise prices ranging from $27.63-32.50 were outstanding.

1996 Incentive Compensation Plan
In the second quarter of 1996, the stockholders approved the 1996 Incentive Compensation Plan (the "Plan"). The Plan is effective January 1, 1996. Awards under the Plan are determined by the Compensation and Management Committee of the Board of Directors. The Plan provides for the creation of short-term and long-term award pools to be awarded to key employees of the Company. Short-term award pools are for a performance period up to two years and are based on 10% of pre-tax earnings, as defined. Long-term award pools are for performance periods of three to 10 years and are based on a percentage of pre-tax earnings and vary with the Company's average return on common equity during the performance period. Participants may receive awards in the form of cash, options, shares or restricted stock units, however stock-based payments are limited to a total of 8.8 million shares. Under certain circumstances, participants may defer the receipt of part or all of any award.

11. Derivative Financial Instruments

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

Option contracts are typically written for a duration of less than 13 months. The notional value of written option contracts outstanding was approximately $7.5 billion at September 30, 1996. These written option contracts are substantially covered by various financial instruments that the Company has purchased or sold as principal.

The notional contract and market values of the forward and futures contracts at September 30, 1996 and December 31, 1995, were as follows:

                                         September 30, 1996            December 31, 1995
                                       ------------------------     ------------------------
                                       Purchases        Sales       Purchases        Sales
                                       ---------      ---------     ---------      ---------
                                            (In millions)                (In millions)
 Forward Contracts
 (Notional Contract Value)........     $  18,610      $  24,290     $  18,186      $  17,066
                                       =========      =========     =========      =========

 Futures Contracts
 (Notional Market Value)..........     $   2,653      $   3,546     $   1,129      $   1,932
                                       =========      =========     =========      =========

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)


12. Legal Proceedings

    Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and there have been no material developments in such proceedings and matters. With respect to the Spectravision litigation, plaintiffs have filed an amended complaint in which DLJSC is no longer named as a defendant.

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

        The strong conditions that existed in the second half of 1995 continued to improve during the first nine months of 1996. Rising stock prices and record levels of underwriting improved operating results throughout the securities industry. However, during the third quarter of 1996, commissions and underwritings have declined from the record levels of the previous three quarters.

RECENT DEVELOPMENTS

        During the third quarter of 1996, the Company and its wholly owned Trust completed an offering from a shelf registration of $200 million of the Trust's 8.42% mandatorily redeemable preferred stock. The preferred stock is redeemable, in whole or in part, at the option of the Company on or after August 31, 2001.

        During the third quarter of 1995, the Company provided $28.8 million for a potential loss with respect to a merchant banking bridge loan aggregating $150 million to a company experiencing financial difficulties. In October, 1996 a planned acquisition of such company was announced, which, if completed, would result in the realization by the Company of its entire investment, plus interest. The transaction is expected to close in early 1997.

        During the second quarter of 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The new standard provides more consistent standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings, and provides guidance on the recognition and measurement of servicing assets and liabilities. The new standard is to be applied prospectively to transactions which occur after December 31, 1996. The Financial Accounting Standards Board is considering deferring, for one year, the effective date of portions of this standard, although no final decision has been reached. The Company is currently evaluating the impact of this standard on its financial statements.

        On October 23, 1996, the Company exercised its option under the terms of the $8.83 Cumulative Preferred Stock agreement to exchange all 2.25 million shares outstanding for $225 million in aggregate principal amount of 9.58% subordinated exchange notes due October 15, 2003. The notes are redeemable in whole or in part, at the option of the Company, at any time.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995

        Total revenues for the quarter ended September 30, 1996 were $771.0 million, an increase of $83.5 million or 12.1% over the quarter ended September 30, 1995. Revenues increased in most of the Company's major areas of activity during the third quarter of 1996.

        Commission revenues increased by $11.0 million or 9.3% to $129.1 million due to increased business in all areas and is generally consistent with the overall growth in listed share volume on major equity exchanges.

        Underwriting revenues decreased by $16.8 million or 11.5% to $129.5 million. The Company experienced decreases in all areas of underwriting during the third quarter of 1996 consistent with the results of the securities industry.

        Fee revenues increased by $34.1 million or 37.6% to $124.6 million. Overall, merger and acquisition ("M&A") and other advisory services activities increased during the third quarter of 1996.

        Interest, net of interest expense to finance U.S. government, agency and mortgage-backed securities, increased by $63.4 million or 29.5% to $278.3 million. Higher levels of foreign local fixed income securities in the Company's Emerging Markets Business accounted for approximately one half of the increase. The remaining increase was due to higher levels of inventory in the Fixed Income Division and customer margin balances at Pershing.

        Principal transactions-net, trading revenues decreased by $20.0 million or 18.1% to $90.7 million. Most of the Company's major trading areas experienced declines from the quarter ended September 30, 1995.

        Principal transactions-net, investment revenues increased by $12.5 million or 180.9% to $5.6 million. Realized gains on investments were $13.8 million. Net unrealized carrying values decreased by $8.2 million, which includes the elimination of net unrealized appreciation of $6.5 million on investments sold and a decrease in net unrealized appreciation of $1.7 million on retained investments. During the third quarter of 1995, the Company provided $28.8 million for a potential loss with respect to a merchant banking bridge loan aggregating $150 million to a company experiencing financial difficulties.

        Other revenues, consisting primarily of dividends and miscellaneous transaction revenues, decreased by $0.6 million or 4.7% to $13.2 million.

        Total costs and expenses for the third quarter of 1996 were $679.0 million, an increase of $61.5 million or 10.0% over the third quarter of 1995.

        Compensation and benefits increased $2.4 million or 0.7% to $329.3 million. Incentive and production-related compensation decreased by 2.6% in 1996, while base compensation, including benefits and all payroll taxes, increased by 9.7% due to expansion in various business groups. At September 30, 1996, full-time personnel totaled 5,706 compared to 4,781 at September 30, 1995, an increase of 925 or 19.3%.

        Interest expense increased $23.4 million or 15.0% to $179.0 million. Most of this increase was related to expanded levels of fixed income related products including equity derivatives and foreign local fixed income securities.

        All other expenses, as noted below, increased by $35.7 million or 26.4% to $170.8 million for the third quarter of 1996.

        Brokerage, clearing, exchange fees and other expenses decreased by $6.8 million due to decreased underwriting related expenses and transaction fee payments offset in part by increases in brokerage and clearance fees related to increases in share volume. Occupancy and equipment costs increased by $8.1 million as a result of the expansion of the Company's principal office in the U.S. and the expansion of the Company's domestic and overseas offices. Communications costs increased by $2.1 million. All other operating expenses increased by $32.3 million. Included therein are data processing, professional fees, travel and entertainment, and printing and stationery which increased by $19.3 million reflecting an overall increase in the level of business activity. In addition, for the quarter ended September 30, 1996, $14.7 million of expenses were incurred for mortgage-related securities previously underwritten by the Company.

        The Company's income tax provision for the third quarter of 1996 and 1995 was $35.9 million and $28.0 million, respectively, which represented a 39% and 40% effective tax rate for each period, respectively.

        Net income for the quarter ended September 30, 1996 was $56.1 million, up $14.1 million or 33.6% from the comparable 1995 period. Earnings per common share and pro forma earnings per common share using the treasury stock method were $0.86 and $0.72 for the third quarter of 1996 and 1995, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

        Total revenues for the nine months ended September 30, 1996 were $2,538.1 million, an increase of $576.9 million or 29.4% over the nine months ended September 30, 1995. Revenues increased in most of the Company's major areas of activity during the third quarter of 1996.

        Commission revenues increased by $85.1 million or 24.8% to $428.2 million due to increased business in all areas and is generally consistent with the overall growth in listed share volume on major equity exchanges.

        Underwriting revenues increased by $203.0 million or 63.9% to $520.5 million. The Company experienced increases in all areas of underwriting during the first nine months of 1996.

        Fee revenues increased by $45.3 million or 17.2% to $309.3 million. Overall, merger and acquisition ("M&A") and other advisory services activities have increased during the first nine months of 1996.

        Interest, net of interest expense to finance U.S. government, agency and mortgage-backed securities, increased by $121.7 million or 19.1% to $760.2 million. Higher levels of foreign fixed income securities in the Company's Emerging Markets business accounted for approximately one half of the increase. The remaining increase was due to higher levels of inventory in the Fixed Income Division and increased margin balances at Pershing.

        Principal transactions-net, trading revenues increased by $100.1 million or 37.7% to $365.8 million. All of the Company's major trading areas experienced improved results over the nine months ended September 30, 1995.

        Principal transactions-net, investment revenues increased by $24.6 million or 26.7% to $116.7 million. Realized gains on investments were $214.1 million. Net unrealized carrying values decreased by $97.4 million, which includes the elimination of net unrealized appreciation of $81.8 million on investments sold and a decrease in net unrealized appreciation of $15.6 million on retained investments. During the third quarter of 1995, the Company provided $28.8 million for a potential loss with respect to a merchant banking bridge loan aggregating $150 million to a company experiencing financial difficulties.

        Other revenues, consisting primarily of dividends and miscellaneous transaction revenues, decreased by $2.9 million or 7.1% to $37.5 million.

        Total costs and expenses for the nine months ended September 30, 1996 were $2,180.3 million, an increase of $421.6 million or 24% over the nine months ended September 30, 1995.

        Compensation and benefits increased $213.3 million or 23.1% to $1,138.2 million. Most of the increase was due to increased variable incentive and production-related compensation, which resulted from higher revenues and operating results. Incentive and production-related compensation increased by 28.6% in 1996, while base compensation, including benefits and payroll taxes, increased by 8.7% due to expansion in various business groups. At September 30, 1996, full-time personnel totaled 5,706 compared to 4,781 at September 30, 1995, an increase of 925 or 19.3%.

        Interest expense increased $67.0 million or 14.4% to $531.5 million. Most of this increase was related to expanded levels of inventory of fixed income related products including equity derivatives and foreign local fixed income securities.

        All other expenses, as noted below, increased by $141.3 million or 38.2% to $510.6 million for the first nine months of 1996.

        Brokerage, clearing, exchange fees and other expenses increased by $12.0 million due to increased share volume, underwriting related expenses and transaction fee payments. Occupancy and equipment costs increased by $18.8 million as a result of the expansion of the Company's principal office in the U.S. and the expansion of the Company's domestic and overseas offices. Communications costs increased by $5.7 million. All other operating expenses increased by $104.7 million. Included therein are data processing, professional fees, travel and entertainment, and printing and stationery which increased by $52.3 million reflecting an overall increase in the level of business activity. In addition, for the nine months ended September 30, 1996, $38.1 million of expenses were incurred for mortgage-related securities previously underwritten by the Company.

        The Company's income tax provision for the nine months ended September 30, 1996 and 1995 was $139.6 million and $81.0 million, respectively, which represented a 39% and 40% effective tax rate for each period.

        Net income for the nine months ended September 30, 1996 was $218.2 million, up $96.7 million or 79.6% from the comparable 1995 period. Earnings per common share and pro forma earnings per common share using the treasury stock method were $3.40 and $2.07 for the first nine months of 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's assets are highly liquid with the majority consisting of securities inventories and collateralized receivables, both of which fluctuate depending on the levels of proprietary trading and customer business. Such collateralized receivables consist primarily of resale agreements and securities borrowed, both of which are secured by U.S. government and agency securities and marketable corporate debt and equity securities. In addition, the Company has significant receivables from customers, brokers and dealers which turn over frequently. As a securities dealer, the Company may carry significant levels of trading inventories to meet client needs. As such, the Company's total assets or the individual components of total assets vary significantly from period to period because of changes relating to customer needs, economic and market conditions and proprietary trading strategies. A relatively small percentage of total assets is fixed or held for a period of longer than one year. The Company's total assets at September 30, 1996 and December 31, 1995 were $54.4 billion and $44.6 billion, respectively.

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

        The Company maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others including $6.0 billion at September 30, 1996 in uncommitted and committed bank credit lines with 50 domestic and international banks. These include $4.0 billion of uncommitted bank credit lines, $1.28 billion of secured and $650 million of unsecured committed bank lines.

        Certain of the Company's businesses are capital intensive. In addition to normal operating requirements, capital is required to cover financing and regulatory charges on securities inventories, merchant banking investments and investments in fixed assets. The Company's overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated needs of its business units as well as the regulatory capital requirements of subsidiaries. Based upon these analyses, management believes that the Company's debt and equity base is adequate for current operating levels. The Company increased the amount of credit available under its unsecured credit facility to $650 million. There were no borrowings outstanding under this facility at September 30, 1996.

        Mortgages and other receivables collateralized by real estate assets and real estate owned amounting to $528.6 million at September 30, 1996 and $466.1 million at December 31, 1995, generally represent the Company's interest in mortgages receivable including certain mortgage-related securities previously underwritten by the Company which were primarily repurchased in 1994, and are carried at amounts approximating fair value, determined by, among other things, the discounted cash flow and/or estimated sales prices of the underlying properties.

        The Company issues structured notes which are customized financing instruments in which the amount of interest or principal paid on a debt obligation is linked to movements in the value of cash market financial instruments. At September 30, 1996 and 1995, the Company had issued long term structured notes with principal amounts of $194.0 million and $24.5 million outstanding, respectively. The Company expects the volume of this activity to increase in the future. The Company covers its obligations on structured notes primarily by purchasing and selling the securities to which the value of its structured notes are linked.

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

        During the third quarter of 1996, the Company and its wholly owned Trust completed an offering from a shelf registration of $200 million of the Trust's 8.42% mandatorily redeemable preferred stock. The preferred stock is redeemable, in whole or in part, at the option of the Company on or after August 31, 2001.

        On October 23, 1996, the Company exercised its option under the terms of the $8.83 Cumulative Preferred Stock to exchange all 2.25 million shares outstanding for $225 million in aggregate principal amount of 9.58% subordinated exchange notes due October 15, 2003. The notes are redeemable in whole or in part, at the option of the Company, at any time.

        DLJSC is subject to the capital requirements of the Securities and Exchange Commission, the New York Stock Exchange, Inc., the Commodities Futures Trading Commission and the Chicago Board of Trade, all of which ensure the general capital adequacy and liquidity of broker-dealers and futures commission merchants. DLJSC has consistently maintained capital substantially in excess of the minimum requirements of such capital rules. At September 30, 1996, DLJSC had aggregate regulatory "net capital," after adjustments required by Rule 15c3-1 under the Exchange Act of 1934, of approximately $612.6 million, which exceeded minimum net capital requirements by $546.5 million and which exceeded the net capital required by DLJSC's most restrictive debt covenants by $384.7 million.

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

Nine Months Ended September 30, 1996 and 1995

        Cash and cash equivalents at September 30, 1996 and 1995, totaled $216.6 million and $61.0 million, respectively, an increase (decrease) of $108.9 million and $(33.9) million, respectively, for the comparable periods.

        Cash provided by operating activities totaled $112.8 million and $2.0 billion for the first nine months of 1996 and 1995, respectively, and reflects primarily an increase in operating liabilities and in operating assets. In the first nine months of 1996, there were increases in payables to customers of $703.0 million, payables to brokers, dealers and other of $2.3 billion, securities loaned of $550.9 million and securities sold not yet purchased of $1.8 billion. These increases were partially offset by increases in assets including receivables from customers of $405.9, receivables from brokers, dealers and others of $581.0 million and trading inventories of $4.4 billion. In the first nine months of 1995, there were increases in securities sold not yet purchased of $1.7 billion, securities loaned of $593.4 million and all other receivables and payables, net, which rose by $316.0 million. These increases were offset by increases in assets including trading inventories of $881.2 million.

        During the first nine months of 1996 and 1995, net cash used in investing activities of $225.4 million and $122.8 million, respectively was comprised primarily of fixed asset purchases in connection with the Company's move of its principal offices and purchases of mortgages receivables collateralized by real estate assets.

        For the first nine months of 1996 net cash provided by financing activities totaled $221.5 million. In 1996, $105.5 million was used to repay Swiss Franc Bonds which matured in January 1996, $249.5 million was provided by the issuance of Medium-Term Notes and $200.0 million was provided by the issuance of mandatorily redeemable preferred securities by the Company's wholly owned trust. In addition, $254.7 million was used to repay short term financings. During the first nine months of 1995, cash of $1.9 billion was used by financing activities (principally resale agreements) in the normal course of operations.

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

    Options Contracts:
        Option contracts are typically written for a duration of less than 13 months. Revenues from these activities (net of related interest expenses) were approximately $51.2 million and $65.7 million for the nine months ended September 30, 1996 and 1995, respectively. Option writing revenues are primarily from the amortization of option premiums. The decrease in revenues primarily resulted from lower premiums received by the Company due to a number of factors, including market conditions and competition from other financial institutions.

        The notional value of written options contracts outstanding was approximately $7.5 billion and $4.2 billion at September 30, 1996 and 1995, respectively. The increase in the notional value of options was due primarily to increases in customer activity related to U.S. government obligations and foreign debt securities. Such written option contracts are substantially covered by various financial instruments that the Company has purchased or sold as principal.

    Futures and Forward Contracts:
        As part of the Company's trading activities, the Company enters into forward and futures contracts primarily involving securities, foreign currencies, indices and forward rate agreements. Such forward and futures contracts are entered into as part of the Company's covering transactions and generally are not used for speculative purposes.

        Net trading (losses) gains on forward contracts were $(39.7) million and $126.3 million and net trading gains (losses) on futures contracts were $20.9 million and $(53.3) million for the nine months ended September 30, 1996 and 1995, respectively.

  The notional contract and market values of the forward and futures contracts at September 30, 1996 and 1995, were as follows:

                                         September 30, 1996           September 30, 1995
                                       ------------------------    -----------------------
                                       Purchases       Sales        Purchases      Sales
                                       ---------      ---------    ----------    ---------
                                                          (In millions)
 Forward Contracts
 (Notional Contract Value)........     $  18,610      $  24,290    $   15,104    $  14.944
                                       =========      =========    ==========    =========

 Futures Contracts
 (Notional Market Value)..........     $   2,653      $   3,546    $      272    $   1.004
                                       =========      =========    ==========    =========

HIGH YIELD TRANSACTIONS

        The Company accounts for its high-yield inventory positions at market value with unrealized gains and losses being recognized currently in earnings. At September 30, 1996 and December 31, 1995, the Company had long inventory of $595.7 million and $500.7 million, respectively, and short inventory of $316.4 million and $219.6 million, respectively, of high-yield securities, which accounted for less than 5% of the Company's overall inventory positions.

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and there have been no material developments in such proceedings and matters. With respect to the Spectravision litigation, plaintiffs have filed an amended complaint in which DLJSC is no longer named as a defendant.

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

  3.2 By-Laws. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-96276).

  4.1 Form of Subordinated Debt Indenture between the Company and The Bank of New York as Trustee. (Incorporated herein by reference to Exhibit
         4.3 of the Company's Registration Statement on Form S-3, File No. 333-07657).

  4.2 Form of Subordinated Debt Securities. (Incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-3, File No. 333-07657).

  4.3 Form of Junior Subordinated Debt Indenture between the Company and The Bank of New York as Trustee. (Incorporated herein by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-3, File No. 333-07657).

  4.4 Form of Preferred Security. (Incorporated herein by reference to Exhibit 4.15 of the Company's Registration Statement on Form S-3, File No. 333-07657).

  4.5 Form of Supplemental Indenture to be used in connection with issuance of Junior Subordinated Debt Securities and Preferred Securities. (Incorporated herein by reference to Exhibit 4.16 of the Company's Registration Statement on Form S-3, File No. 333-07657).

  4.6 Form of Junior Subordinated Debt Security. (Incorporated herein by reference to Exhibit 4.17 of the Company's Registration Statement on Form S-3, File No. 333-07657).

  4.7 Form of Guarantee with respect to Preferred Securities. (Incorporated by reference to Exhibit 4.18 of the Company's Registration Statement on Form S-3, File No. 333-07657).

  11     Statement re: Computation of Earnings Per Share.

  27     Financial Data Schedule.

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           DONALDSON, LUFKIN & JENRETTE, INC.


Date:   November 14, 1996      /s/ Anthony F. Daddino
                           ---------------------------------------------
                           Anthony F. Daddino
                           Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as
                           Principal Financial Officer)

                                 EXHIBIT INDEX


  3.1 Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 33-96276).

  3.2 By-Laws. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-96276).

  4.1 Form of Subordinated Debt Indenture between the Company and The Bank of New York as Trustee. (Incorporated herein by reference to Exhibit
         4.3 of the Company's Registration Statement on Form S-3, File No. 333-07657).

  4.2 Form of Subordinated Debt Securities. (Incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-3, File No. 333-07657).

  4.3 Form of Junior Subordinated Debt Indenture between the Company and The Bank of New York as Trustee. (Incorporated herein by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-3, File No. 333-07657).

  4.4 Form of Preferred Security. (Incorporated herein by reference to Exhibit 4.15 of the Company's Registration Statement on Form S-3, File No. 333-07657).

  4.5 Form of Supplemental Indenture to be used in connection with issuance of Junior Subordinated Debt Securities and Preferred Securities. (Incorporated herein by reference to Exhibit 4.16 of the Company's Registration Statement on Form S-3, File No. 333-07657).

  4.6 Form of Junior Subordinated Debt Security. (Incorporated herein by reference to Exhibit 4.17 of the Company's Registration Statement on Form S-3, File No. 333-07657).

  4.7 Form of Guarantee with respect to Preferred Securities. (Incorporated by reference to Exhibit 4.18 of the Company's Registration Statement on Form S-3, File No. 333-07657).

  11     Statement re: Computation of Earnings Per Share.

  27     Financial Data Schedule.