Form 10-K
period 1996-12-31
DONALDSON LUFKIN & JENRETTE INC /NY/
filed 1997-03-27
CIK 29646

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1996
                                       or
    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______

                         Commission file number 1-6862

                       DONALDSON, LUFKIN & JENRETTE, INC.
         ------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                   Delaware                                13-1898818
    ----------------------------------------          --------------------
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                (Identification No.)


      277 Park Avenue, New York, New York                     10172
    ----------------------------------------          --------------------
    (Address of principal executive office)                 (Zip Code)

       Registrant's telephone number, including area code: (212) 892-3000

Securities registered pursuant to Section 12(b) of the Act:


         Title of Each Class                   Name of Each Exchange on Which Registered
         -------------------                   -----------------------------------------
Common Stock, par value $0.10 per share                 New York Stock Exchange

Series A Fixed/Adjustable Rate Cumulative
   Preferred Stock, $50 liquidation
   preference per share                                 New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

                               Cover Page 1 of 2

As of March 21, 1997, the latest practicable date, there were 54,504,664 shares of Common Stock, $0.10 par value, outstanding.

At March 21, 1997 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $461.9 million. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of Common Stock held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders to be held April 16, 1997, which definitive proxy statement (the "Proxy Statement") was filed by the registrant with the Securities and Exchange Commission on March 11, 1997 not later than 120 days after the year ended December 31, 1996.

                               Cover Page 2 of 2

                                     PART I

ITEM 1.       BUSINESS


         Donaldson, Lufkin & Jenrette, Inc. (the "Company") is a leading integrated investment and merchant bank that serves institutional, corporate, governmental and individual clients both domestically and internationally. The Company is a holding company which conducts its business through various subsidiaries including its principal broker-dealer subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"). The business of the Company includes securities underwriting; sales and trading; merchant banking; financial advisory services; investment research; correspondent brokerage services; and asset management.

         Founded in 1959, the Company initially focused on providing in-depth investment research to institutional investors. In 1970, the Company became the first member firm of the New York Stock Exchange ("NYSE") to be owned publicly. Fifteen years later, the Company was purchased by The Equitable Life Assurance Society of the United States ("Equitable Life"). Prior to October 1995 the Company was an independently operated indirect wholly owned subsidiary of The Equitable Companies Incorporated ("Equitable"). After the completion of an initial public offering in October 1995, Equitable's ownership in the Company was reduced from 100% to 80.2%. At December 31, 1996, following a sale by Equitable to AXA of 85,000 shares of DLJ stock, the Equitable owned 79.9% of DLJ's issued and outstanding common stock. Equitable is a diversified financial services organization and one of the world's largest investment management organizations. AXA, a French holding company for an international group of insurance and related financial services companies, is Equitable's largest stockholder, beneficially owning, at December 31, 1996, $392.2 million of Equitable's Series E convertible preferred stock and approximately 60.8% of Equitable's outstanding common stock (without giving effect to the conversion of the Series E convertible preferred stock beneficially owned by AXA).

         The Company's business activities are highly integrated and constitute a single industry segment. The assets and revenues related to the Company's foreign operations are not significant, however the Company has begun expanding its activities abroad.

         The Company conducts its business through three principal operating groups: the Banking Group, which includes the Company's Investment Banking, Merchant Banking and Emerging Markets Groups; the Capital Markets Group, consisting of the Company's Fixed Income, Institutional Equities and Equity Derivatives Divisions, Autranet, a distributor of investment research products, as well as Sprout, its venture capital affiliate; and the Financial Services Group, comprised of the Pershing Division, the Investment Services Group and the Asset Management Group.

         Banking Group. The Company's Banking Group is a major participant in the raising of capital and the providing of financial advice to companies throughout the U.S. and has significantly expanded its activities abroad. Through its Investment Banking Group, the Company manages and underwrites public offerings of securities, arranges private placements and provides advisory and other services in connection with mergers, acquisitions, restructurings and other financial transactions. Its Merchant Banking Group pursues direct investments in a variety of areas through a number of investment vehicles funded with capital provided primarily by institutional investors, the Company and its employees. The Emerging Markets Group specializes in client advisory services for mergers, acquisitions and financial restructurings, as well as merchant banking and the underwriting, placement and trading of equity, debt and derivative securities in Latin America, Asia and Eastern Europe.

         Capital Markets Group. The Capital Markets Group encompasses a broad range of activities including trading, research, origination and distribution of equity and fixed-income securities, private equity investments and venture capital. Its Fixed Income Division provides institutional clients with research, trading and sales services for a broad range of fixed-income products, including high-yield corporate, investment-grade corporate, U.S. government and mortgage-backed securities. The Institutional Equities Division provides institutional clients with research, trading and sales services in U.S. listed and over-the counter ("OTC") equity securities. In addition, the Company's Equity Derivatives Division provides a broad range of equity and index option products. Autranet is the oldest and most successful distributor of research and investment material. Sprout is one of the oldest and largest groups in the private equity investment and venture capital industry.

         Financial Services Group. The Financial Services Group provides a broad array of services to individual investors and the financial intermediaries which represent them. Pershing is a leading provider of correspondent brokerage services, clearing transactions for over 550 U.S. brokerage firms which collectively maintain over 1.4 million client accounts. The Company's Investment Services Group provides high-net-worth individuals and medium to smaller sized institutions with access to the Company's equity and fixed-income research, trading services and underwriting. Through its Asset Management Group the Company provides cash management, investment advisory and trust services primarily to high-net-worth individual and institutional investors.

         The following table illustrates the Company's revenue breakdown by its principal operating groups, net of all interest. Net revenues, however, are not necessarily indicative of the profitability of each group.

NET REVENUES BY OPERATING GROUP:
--------------------------------

                                       YEARS ENDED DECEMBER 31,

                                1992     1993      1994      1995      1996
                                ----     ----      ----      ----      ----
                                               (in millions)
Banking Group.............  $  428.4  $  491.8  $  390.0  $  689.2  $  935.8
Capital Markets Group.....     713.0     994.6     638.1     780.0   1,015.2
Financial Services Group..     336.9     455.3     458.2     619.5     827.6
Other.....................     (26.5)    (38.1)     18.6     (10.7)    (21.1)
                            --------  --------  --------  --------  --------
Total net revenues........  $1,451.8  $1,903.6  $1,504.9  $2,078.0  $2,757.5
                            ========  ========  ========  ========  ========


         The Company currently conducts its operations through 17 offices in 14 locations in the U.S., including Atlanta, Austin, Boston, Chicago, Dallas, Houston, Jersey City, Los Angeles, Menlo Park, Miami, New York, Oak Brook, Philadelphia and San Francisco. The Company also has 11 international offices located in 10 cities, including Bangalore, Buenos Aires, Geneva, Hong Kong, London, Lugano, Mexico City, Paris, Sao Paulo and Tokyo and conducts business through a joint venture in South Africa.

BANKING GROUP

         The Company's Banking Group is a major participant in the raising of capital, the investing of capital and the providing of financial advice to companies throughout the U.S. and has significantly expanded its activities abroad, through its Investment Banking Group, Merchant Banking Group and Emerging Markets Group. The Banking Group's approximately 600 professionals operate from nine of the Company's domestic offices and six of its international offices.

INVESTMENT BANKING

         The Company's Investment Banking Group provides a full range of capital raising and financial advisory services to its clients. The Investment Banking Group underwrites public offerings of securities and arranges private placements and has a particular focus on capital raising transactions in the public equity and high-yield debt markets.

         The Company's investment banking strategy is to concentrate a major portion of its business development efforts within those industries in which the Company has established a leadership position in providing investment banking services. Industry specialty groups include chemicals, energy, entertainment, environmental, financial services, forest products, gaming, health care, industrial, insurance, media/communications, oil and gas, real estate finance, retailing, satellite, technology and utilities. These groups are responsible for initiating, developing and maintaining client relationships and for executing transactions involving these clients. The Investment Banking Group has focused primarily on those industries in which the Company also has a strong research capability.

         In addition to being structured according to distinct industry groups, the Company has a number of professionals who specialize in specific types of transactions. These include mergers and acquisitions ("M&A"), equity offerings, high-yield securities and other transaction specialties.

         Mergers and Acquisitions. The Company is active in arranging various M&A transactions for its clients. The Company participates in a broad range of domestic and international assignments including acquisitions, divestitures, strategic restructurings, proxy contests, leveraged buyouts and defenses against unsolicited takeovers.

         Equity Offerings. The equity capital markets group focuses on providing financing for issuers of equity and convertible equity securities in the public markets. The group assists in the origination, and is responsible for the structuring and execution of transactions for a broad range of Banking Group clients.

         High-Yield Securities. The high-yield securities group focuses on providing financing in the public and private capital markets. The group is responsible for originating, structuring and executing high-yield transactions across a wide range of companies and industries, as well as managing client relationships with both high-yield corporate issuers and financial sponsors of leveraged transactions. In 1996, for the fourth consecutive year, DLJ was the number one ranked underwriter of high-yield bonds.

         Other Transaction Specialties. The Company is also active in a variety of other transaction specialties which provide capital raising and advisory services for its clients. The private capital placements group raises capital within the private debt and equity markets. Formed in 1994, the Company's private fund group raises private limited partnership capital, primarily from institutional investors, for direct investment by domestic and international investment firms and for certain of the Company's merchant banking activities. The private fund group raised over $7.0 billion in private capital in 1996. The project finance group raises non-recourse financing for a diverse client base of publicly and privately held companies for specific projects. Additionally, the Company's restructuring group provides advisory services to financially distressed companies. The counter-cyclical nature of the restructuring business acts as a balance to other investment banking activities. The Company also participates in the structured finance industry through its asset-backed transactions group, and specializes in securitizing cash flow generating assets through public or private offerings of debt or pass-through certificates.

         In January 1997, the Company reached an agreement to acquire (the "Acquisition") a London based financial advisory firm, Phoenix Group Limited (Phoenix). Phoenix is an international financial advisory and investment management business with offices in London and Hong Kong. It has two principal operations, a corporate finance and advisory business and a private equity fund management business investing in unquoted securities. It also makes investments as principal. As a portion of the total consideration paid in connection with the Acquisition, the Company issued on March 26, 1997, $28,779,000 aggregate principal amount of 5% Junior Subordinated Convertible Debentures due 2004 (the "Convertible Debentures") to the current shareholders of Phoenix, pursuant to Regulation S under the Securities Act of 1933, as amended. The Convertible Debentures are convertible into Common Stock of the Company beginning 40 days after issuance at a conversion price of $42.00 per share. The Acquisition does not have a material effect on the Company's results of operations.

MERCHANT BANKING

         The Company entered the merchant banking investment business in 1985 and believes that it has one of the most consistently successful records in this area over the past 10 years. Through the Merchant Banking Group, the Company has grown to become a major participant in the asset management business by pursuing direct investments in a variety of industries and managing capital provided primarily by pension funds, endowments, charitable organizations, high-net-worth individuals, the Company and its employees. The Merchant Banking Group is closely integrated with other parts of the Company drawing upon all of its resources including debt and equity research and high-yield financing as well as the industry specialty groups within the Investment Banking Group.

         The Merchant Banking Group manages seven distinct capital funds with total committed capital of approximately $8.0 billion. These funds include DLJ Merchant Banking Partners, L.P. and affiliated entities ("DLJMBP"), which focuses primarily on equity investments in leveraged transactions, the DLJ Bridge Fund (as described below), a leader in domestic bridge financing, DLJ Investment Partners, L.P., which focuses on opportunities in lower risk investments in debt or equity mezzanine securities and corporate joint ventures, DLJ Real Estate Capital Partners, L.P., which makes investments in public and private debt and equity in the real estate markets and DLJ Global Retail Partners, L.P., which pursues investment opportunities in early stage retailers. During 1996, the Group closed DLJ Merchant Banking Partners II, L.P., a $3.0 billion fund that will begin making private equity investments in 1997 and the $900 million DLJ Senior Debt Fund. Through the Senior Debt Fund, the Company arranges and syndicates financing primarily to non-investment grade borrowers. Such financings involve significant risks based upon the underlying credit of the borrower and overall market conditions. The Company is also considering expanding its fund management in the future to include additional areas of investment. Future funds may include an emerging markets merchant banking fund, which will target investment opportunities across a variety of industries in Latin America and Asia; and industry-specific funds in sectors where the Company possesses industry expertise or has a history of successful client relationships.

         Leveraged Equity Investing. In 1992, the Company established DLJMBP, a dedicated $1 billion fund which includes commitments of up to $300 million by the Company and its employees. Employee participation ranges from approximately 30% to 40% of the Company's and its affiliates' overall investment in each transaction. Since it was established, the fund has invested $865 million in 31 companies with an aggregate transaction value of $7.4 billion. Prior to 1992, the Company raised funds on a transaction by transaction basis. DLJMBP makes investments in equity and mezzanine securities arising from leveraged acquisitions, leveraged recapitalizations, restructurings of over-leveraged companies and other similar types of transactions which generally involve significant financial leverage. DLJ Merchant Banking, Inc., a wholly owned subsidiary of the Company, is the General Partner of DLJMBP.

         DLJ Bridge Fund. One of the Company's strengths has been its bridge lending business. Established in 1987, DLJ Bridge Finance, Inc., a wholly owned subsidiary of the Company, manages a $1.28 billion bridge facility (the "DLJ Bridge Fund") that provides short-term loans in connection with merchant banking transactions for the Company's clients and the Company's own merchant banking activities. The DLJ Bridge Fund includes a $750 million commitment of subordinated debt from Equitable and a $500 million commitment of senior revolving debt by a commercial bank syndicate. Commitments by Equitable and the commercial bank syndicate are subject to approval by each of Equitable and the commercial bank syndicate, as the case may be, on a transaction by transaction basis. Such commitments will expire December 31, 1997. Equitable's commitment is also subject to annual review and approval by the State of New York Insurance Department. In addition, the Company has committed to invest up to $31.3 million through an equity commitment of 2-1/2% of the DLJ Bridge Fund. Since the Company began making bridge commitments in 1985, over $15.5 billion of bridge loans have been committed to facilitate 109 transactions. Approximately $5.9 billion of such commitments have been funded. At December 31, 1996, the DLJ Bridge Fund had a $189 million bridge loan outstanding.

         The Company has agreed to pay Equitable the first $25 million of aggregate principal losses incurred by Equitable with respect to all bridge loans outstanding on September 30, 1995 and the first $25 million of aggregate principal losses incurred by Equitable with respect to bridge loans made after September 30, 1995. To the extent such payments by the Company do not fully cover any such losses incurred by Equitable, Equitable is entitled to receive all other distributions otherwise payable to the Company with respect to DLJ Bridge Fund activities until such losses have been recovered. The Company has also agreed to pay Equitable the amount, if any, by which any principal loss on an individual loan exceeds $150 million. In addition, Equitable is entitled to one-third of any equity securities obtained in connection with any bridge loan. Pursuant to arrangements between the Company and the commercial bank syndicate, the Company is at risk for a significant portion of any bank loans funded by such banks. However, substantially all of the bridge loans have been made without using the bank commitment.

         Bridge lending involves significant risk based upon both the underlying credit of the borrower and market conditions governing refinancing of the loan. The DLJ Bridge Fund has outstanding a bridge loan made prior to September 30, 1995 aggregating $189 million (including interest) to a borrower which is experiencing financial difficulties. The Company has reserved for any expected loss to it from such bridge loan. If the amount of the loss from such bridge loan is in excess of $25 million, distributions to the Company with respect to DLJ Bridge Fund activities would be eliminated until such loss has been recovered. In October 1996, a planned acquisition of such company was announced, which if completed, would result in the realization by the Company of amounts previously reserved, plus interest. The transaction is expected to close in the second quarter of 1997. The Company does not believe that the loss of future income from DLJ Bridge Fund activities would have a material adverse impact on its results of operations or financial condition.

         DLJ Investment Partners. DLJ Investment Partners, L.P. commenced operation in December 1995 to pursue investments primarily in debt or equity mezzanine securities and corporate joint ventures. The fund has committed capital of $250 million of which $50 million will be provided by the Company and its employees.

         DLJ Real Estate Capital Partners. DLJ Real Estate Capital Partners, L.P., focuses on debt and equity investments in a broad range of real estate and real estate-related assets. The fund has committed capital of approximately $650 million from its general and limited partners, including $100 million from the Company and its employees.

         Global Retail Partners. Global Retail Partners, which commenced operation in February 1996, pursues investment opportunities in early stage retailers. The fund has committed capital of approximately $150 million.

EMERGING MARKETS

         The Emerging Markets Group is a growing participant in the financial services industry in certain developing economies in Latin America, Asia, Eastern Europe and South Africa. The group combines specialized market and geographic knowledge and experience with the traditional strengths and skills of the Company. The group employs approximately 100 professionals who are responsible for originating and executing transactions in their respective areas of expertise, maintaining client relationships and building the Company's presence in targeted markets where the Company believes it can be a leading financial services provider or investor.

         In Latin America, the group has four principal lines of business: investment banking, which focuses on international capital raising and financial advisory services; merchant banking, which utilizes the Company's expertise in this area to target growth companies and other specific investment opportunities; sales and trading, which is involved primarily in principal trading of Latin American debt securities, with an emphasis on Brady Bonds, local debt instruments and Latin American equity securities; and Latin American derivatives, in particular, the structuring, placement and trading of products, which are based on Latin American securities, currencies and indices.

         In Europe the group is also involved in sales and trading of Eastern European debt securities with emphasis on local debt instruments in Russia and derivatives, in particular, the structuring, placement and trading of products based on Russian loans.

         The group is also active in the Asia-Pacific region and offers investment banking services through the Company's Hong Kong office which is dedicated to building the Company's capital raising, financial advisory and merchant banking presence in this region.

         In addition, the Company has invested approximately $7 million in Pleiade Investments, a South African merchant bank affiliated with New Africa Investment Ltd. The Company believes that this alliance will enhance its ability to develop investment banking relationships in the region.

CAPITAL MARKETS GROUP

         The Capital Markets Group encompasses a broad range of activities including trading, research, origination and distribution of equity and fixed-income securities, private equity investments and venture capital through its Fixed Income Division, Institutional Equities Division,

Autranet, Equity Derivatives Division and Sprout. The Company's focus is primarily client-driven, in contrast to that of many other securities firms which emphasize proprietary trading. The Capital Markets Group has approximately 1,500 professionals.

FIXED INCOME

         The Fixed Income Division with its 600 professionals provides institutional clients with research, trading and sales services for a broad range of fixed-income products, and distributes fixed-income securities in connection with offerings underwritten by the Company. Its principal areas of activity are in high-yield corporate, investment-grade corporate, U.S. government and mortgage-backed securities. The Fixed Income Division's research professionals include credit analysis teams knowledgeable in high-yield corporate, investment-grade corporate and mortgage-backed securities as well as quantitative and economic research.

         High-Yield Securities. The High-Yield Securities department provides institutional clients with research, trading and sales services and distributes non-investment-grade securities in connection with offerings underwritten by the Company.

         Investment-Grade Corporate Bonds. The Company has been a major participant in the secondary trading and distribution of investment-grade corporate debt instruments and has consistently ranked as one of the top providers of credit research on those securities. While its emphasis has traditionally been on trading and distributing secondary issues, the Corporate Bond department has played an increasing role in the distribution of primary issues.

         Government Bonds. The Company is a primary dealer in U.S. government securities designated by the Federal Reserve Bank of New York. The Government Bond department's activities include making secondary markets in, and participating in the underwriting of U.S. Treasury bills, notes and bonds, and securities of Federal agencies. The Company is a member of every major agency underwriting group, including Federal National Mortgage Association ("Fannie Mae"), Federal Farm Credit, Federal Home Loan Bank and Student Loan Mortgage Association ("Sallie Mae"). The Company also engages in the "stripping" of government and government-guaranteed bonds to create zero-coupon securities. It also trades treasury futures and options and develops hedging programs for its clients. The Government Bond department also maintains a money desk which provides financing for its daily trading inventory positions, and to a lesser extent those of other fixed-income departments through the use of repurchase agreements and also acts as an intermediary between borrowers and lenders of short-term funds utilizing repurchase and reverse repurchase agreements. The department's economic research group provides analyses and forecasts of macroeconomic and government policy trends, together with advice on interest-rate fluctuations, for the benefit of institutional clients and the Company's trading operations.

         Mortgage Securities. The Company trades and makes markets in Government National Mortgage Association securities, Federal Home Loan Mortgage Corporation participation certificates, Fannie Mae obligations, non-agency mortgage-backed securities, and various asset-backed securities. The Mortgage Securities department also issues, trades and makes markets in Collateralized Mortgage Obligations ("CMOs"), which are debt obligations secured by the cash flow from a pool of mortgages or mortgage securities, as well as in other mortgage-related derivative products. In addition, the Company's wholly owned subsidiary, DLJ Mortgage Capital, Inc. ("DLJMC"), purchases fixed-rate and adjustable-rate residential, multifamily and commercial whole loans to securitize into rated or non-rated mortgage pass-through securities both as a principal and as an agent.

INSTITUTIONAL EQUITIES

         The Institutional Equities Division provides institutional clients with research, trading and sales services in U.S. listed and OTC equities, and distributes equity securities in connection with offerings underwritten by the Banking Group.

         Domestic Institutional Sales and Listed Equity Trading. The Company's equity trading operations and sales coverage of major U.S. institutions are conducted by over 70 traders and institutional equity salespeople from nine of the Company's domestic offices. Smaller U.S. institutions are covered by account executives in the regional offices of the Investment Services Group, which is part of the Company's Financial Services Group.

         In listed equity securities, the Company acts as both an agent and principal in executing trades in the secondary market. Much of the Company's institutional business consists of large block trades of 10,000 or more shares. In such transactions, the Company frequently provides its clients with liquidity by taking a long or short position as a principal to facilitate the client's purchase or sale of stock in the event that a counterparty buyer or seller is not immediately available.

         International Sales. The Company's international equity sales organization consists of approximately 45 salespeople operating from five of the Company's international offices and one domestic office.

         OTC Trading. The Company makes markets in approximately 400 securities traded on the National Association of Securities Dealers ("NASD") Automated Quotation System ("Nasdaq"). The Company conducts these activities as a dealer, buying and selling the securities as a principal. The Company's market-making is concentrated in stocks that are followed by the equity research department or underwritten by the Company. The Company's market-making strengths are in the communications, consumer, entertainment, financial services, health care and technology sectors.

         Equity Research. The Company's equity research department consists of approximately 110 professional investment research analysts and associates who are engaged in the analysis of economic trends and a broad range of industries and companies. The department produces publications, studies and forecasts on economic conditions, financial markets, portfolio strategy, quantitative analysis, industry developments and individual companies.

         The Company's equity research analysts are also utilized as important resources in obtaining investment banking business and assessing merchant banking transactions, as well as developing and maintaining banking relationships with clients through continued involvement after the execution of specific transactions.

AUTRANET

         Autranet Inc., a registered broker-dealer and member firm of the NYSE is active in the distribution of investment research products purchased from approximately 430 sources known as "independent originators." Independent originators are research specialists, not primarily employed by securities firms, and range in size and scope from large economic consulting firms to individual freelance analysts. Autranet generates its revenues from a client base of over 400 domestic and international institutions.

EQUITY DERIVATIVES

         The Equity Derivatives Division provides institutional clients with research, trading and sales services in a broad range of equity options products and in convertible securities.

         Equity Options. The Company's activities in equity derivative products have focused primarily on product innovations in the design and origination of custom-tailored OTC options to meet the specific needs of customers rather than on the assumption of trading risk or an emphasis on execution volume. The Company now offers options based on U.S. equities and equity indices; 15 foreign currencies; equities from 12 European and Asian countries; commodities and precious metals; and over 30 various fixed-income instruments in both domestic and international markets. The Company has expanded its sales effort for its proprietary options and futures products into Europe in recent years.

         Convertible Securities. The Company is a market-maker in convertible securities, dealing primarily with an expanding base of institutional clients. While its emphasis has been in trading and distributing secondary issues, the Company has also been effective in the primary distribution of convertible securities underwritten by the Company.

SPROUT

         Founded in 1969, Sprout is one of the oldest and largest groups in the private equity investment and venture capital industry. Since the capitalization of Sprout's first fund at $11.5 million, nine major investment partnerships have been formed primarily for large institutional investors. Present funds under management have original capital of approximately $1 billion, and include, among others, Sprout VII, a multi-stage venture fund; and Sprout Growth II, a late-stage equity fund.

         Sprout's investors are major public and corporate pension funds, endowments, insurance companies and wealthy individuals. To accommodate their growing interest, Sprout has committed to significant leadership positions in the industries in which it concentrates: health care, technology, retail and other services.

FINANCIAL SERVICES GROUP

         The Financial Services Group is comprised of Pershing, a leading provider of correspondent brokerage services, the Investment Services Group, which provides the full range of the Company's investment products and services to high-net-worth individuals and medium to smaller sized institutions, and the Asset Management Group which acts as a cash manager and investment counselor primarily to high-net-worth individuals and institutions. The Financial Services Group's 1,200 professionals operate out of 17 of the Company's domestic offices and two of the Company's international offices.

PERSHING DIVISION

         Pershing is one of the leading providers of correspondent brokerage services to the world's financial institutions. Founded in 1939 and acquired by the Company in 1977, Pershing operates out of seven of the Company's domestic offices and London. Pershing provides execution and clearance services to over 550 correspondent U.S. brokerage firms, ranging from small investment boutiques to large financial institutions, which collectively maintain over 1.4 million client accounts holding more than $140 billion of assets at December 31, 1996. During 1996, Pershing participated in over 10% of the trading volume on the NYSE. Pershing maintains broad execution coverage of all U.S. securities exchanges, supported by extensive in-house trading desks for institutional block and retail orders, as well as OTC securities, all fixed-income products, mutual funds and money market funds. As a wholesaler of trading, execution, clearing and information management activities, Pershing offers its service on a fee-for-services basis.

         Through their affiliation with Pershing, correspondent firms also have access to a broad selection of investment products for their customers, including investment related insurance products, retirement plans, a precious metals storage program, central asset accounts, and managed wrap accounts. In addition, Pershing makes available to its correspondents information and recommendations provided through its own research analysts' action-oriented opinions and advice.

         Sophisticated communications and information management are a cornerstone of Pershing's service. Pershing's computer-directed communications system provides Pershing's correspondents with a link to major financial markets around the world. Pershing's proprietary software systems allow on-line order entry and reporting. Pershing also maintains extensive operational and informational systems for its correspondents.

         Pershing's PC Financial Network, which began operations in 1989, provides securities transaction services to the subscribers of PRODIGY, America On-Line, Reuters Money Network, Apple's e-World and On-Line Resources' Screenphone, and has become the nation's largest on-line discount broker.

INVESTMENT SERVICES GROUP

         The Investment Services Group offers a full range of investment and portfolio services to high-net-worth individual investors and medium to smaller size financial institutions, corporations and professional investors. These services are provided by approximately 300 account executives located in 10 of the Company's domestic offices. In 1997, the group expanded overseas and opened an office in London, as part of the Company's London broker-dealer subsidiary.

         Due to the close working relationships between account executives and the Company's research analysts and traders, the group's clients are provided with the same comprehensive coverage that characterizes the Company's traditional institutional businesses. The group also offers the "Portfolio Advisory Service" to its clients, a wrap fee account based solely on the Company's research, which has over $680 million in assets under management at December 31, 1996.

ASSET MANAGEMENT GROUP

         The Asset Management Group consists of DLJ Investment Management Corporation and Wood Struthers and Winthrop. The group specializes in individual and institutional investment management.

         DLJ Investment Management Corporation was established in 1996 to manage funds for institutional clients. At December 31, 1996, the Company had approximately $1 billion of assets dedicated to its strategic cash managment discipline.

         Wood, Struthers and Winthrop Management Corp., founded in 1871 and acquired by the Company in 1977, is a growing asset manager, managing over $5.0 billion in assets at December 31, 1996. Wood, Struthers & Winthrop targets sophisticated individual investors, as well as charitable endowments, foundations and trusts, corporations and Employee Retirement Income Security Act of 1974 ("ERISA") plans. Wood, Struthers & Winthrop manages portfolios of both stocks and bonds, balancing risk and return to meet a client's objectives for growth and capital preservation. The 43 person professional staff of Wood, Struthers & Winthrop is experienced in portfolio management, investment research, tax advice, financial planning and in providing personalized service to all of its clients. Through its Wood Struthers and Winthrop Capital Inc. subsidiary the firm manages a $1 billion portfolio of private placements which it originated.

         Wood, Struthers & Winthrop is the investment advisor to the Company's Winthrop Focus Funds, a domestic family of diversified open-end mutual funds which are distributed principally through the Company and Equitable. The Focus Funds consist of three U.S. equity funds and two fixed-income funds and aggregate approximately $534 million. In addition, Wood, Struthers & Winthrop is the advisor to the Winthrop Opportunity Funds, a family of diversified open-end international mutual funds. These funds consist of a developing markets equity fund and an established markets equity fund, and will be distributed through the Company and Equitable.

         Wood, Struthers & Winthrop has a limited purpose trust company subsidiary, Winthrop Trust Company, which to provides tax, financial planning, custody and personal fiduciary services to its high-net-worth individual and family clients. At December 31, 1996, Winthrop Trust Company had received fiduciary appointments aggregating in excess of $600 million.

COMPETITION

         The Company encounters significant competition in all aspects of the securities business and competes worldwide directly with other domestic and foreign securities firms, a number of which have greater capital, financial and other resources than the Company. In addition to competition from firms currently in the securities business, there has been increasing competition from other sources, such as commercial banks and investment boutiques. As a result of pending legislative and regulatory initiatives in the U.S. to remove or relieve certain restrictions on commercial banks, it is anticipated that competition in some markets currently dominated by investment banks may increase in the near future. Such competition could also affect the Company's ability to attract and retain highly skilled individuals to conduct its various businesses. The principal competitive factors influencing the Company's business are its professional staff, the firm's reputation in the marketplace, its existing client relationships, the ability to commit capital to client transactions and its mix of market capabilities. The Company's ability to compete effectively in securities brokerage and investment banking activities will also be influenced by the adequacy of its capital levels.

EMPLOYEES

         At December 31, 1996, the Company had approximately 5,900 employees. Professional personnel receive salary as well as incentive compensation in the form of bonus and, in certain instances, through long-term incentive and/or other compensation plans. Most of the Company's securities sales force personnel receive a percentage of their gross revenues or a percentage of a specified revenue pool as compensation. Other employees receive a salary and, in certain cases, overtime compensation and compensation in the form of profit sharing. None of the Company's employees is represented by a labor union.

REGULATION

         The Company's business and the securities industry in general are subject to extensive regulation in the U.S. at both the Federal and state level, as well as by industry Self Regulatory Organizations ("SRO's"). A number of Federal regulatory agencies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. The Securities and Exchange Commission (the "Commission") is the Federal agency that is primarily responsible for the regulation of broker-dealers and investment advisors doing business in the U.S., and the Commodity Futures Trading Commission ("CFTC") is primarily responsible for the regulation of futures commission merchants. In addition, the Department of the Treasury and the Municipal Securities Rulemaking Board have the authority to promulgate regulations relating to U.S. government and agency securities and to municipal securities, respectively, and the Board of Governors of the Federal Reserve System promulgates regulations applicable to securities credit transactions involving broker-dealers and certain other U.S. institutions. Broker-dealers and investment advisers are subject to registration and regulation by state securities regulators in those states in which they conduct business. Industry SRO's, each of which has authority over the firms that are its members, include the NASD, the NYSE, and other securities exchanges, the National Futures Association ("NFA") and the commodities exchanges.

         Each of DLJSC, Pershing Trading Company, L.P. ("Pershing Trading") and Autranet (collectively, the "U.S. Broker-Dealers") is registered as a broker-dealer with the Commission and is a member of, and subject to regulation by, a number of securities industry SRO's, including the NYSE and the NASD. Both DLJSC and Pershing Trading are, in addition to being NYSE members, members of most other major U.S. securities exchanges. DLJSC is also registered as a broker-dealer in all 50 states and the District of Columbia, as a futures commission merchant with the CFTC, as an investment advisor with the Commission and in certain states, is also designated a primary dealer in U.S. government securities by the Federal Reserve Bank of New York. In connection with its business as a futures commission merchant, DLJSC is also a member of, and subject to regulation by, the NFA and the Chicago Board of Trade ("CBOT"). Both Pershing Trading and Autranet are registered as broker-dealers in a number of states. Wood, Struthers & Winthrop Management Corp. and DLJ Investment Partners, Inc. are registered with the Commission and, in certain states as an investment adviser. The Company also has certain other direct and indirect subsidiaries that are registered with the Commission and certain states or with other regulatory authorities as broker-dealers or investment advisers. Winthrop Trust Company is regulated by the New York State Banking Department.

         As a result of registration and SRO memberships, the U.S. Broker-Dealers are subject to overlapping schemes of regulation which cover all aspects of their securities business. Such regulations cover matters including capital requirements, the use and safekeeping of customers' funds and securities, recordkeeping and reporting requirements, supervisory and organizational procedures intended to assure compliance with securities laws and rules of the SRO's and to prevent the improper trading on "material nonpublic" information, employee-related matters, limitations on extensions of credit in securities transactions, and clearance and settlement procedures. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, the U.S. Broker-Dealers in some instances may be required to make "suitability" determinations as to certain customer transactions, are limited in the amounts that they may charge customers, cannot trade ahead of their customers and must make certain required disclosures to their customers.

         As investment advisers registered with the Commission, Wood, Struthers & Winthrop Management Corp. and DLJSC are subject to the requirements of the Investment Advisers Act of 1940 and the Commission's regulations thereunder. Such requirements relate to, among other things, limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients, recordkeeping and reporting requirements, disclosure requirements, limitations on principal transactions between an adviser or its affiliates and advisory clients, as well as general anti-fraud prohibitions. The state securities law requirements applicable to registered investment advisers are in certain cases more comprehensive than those imposed under the Federal securities laws.

         DLJSC, as a registered futures commission merchant, is subject to the capital and other requirements of the CFTC under the Commodity Exchange Act. These requirements include the provision of certain disclosure documents, prohibitions against trading ahead of customers and other fraudulent trading practices, provisions as to the handling of customer funds and reporting and recordkeeping requirements.

         The U.S. Broker-Dealers are also subject to "Risk Assessment Rules" imposed by the Commission and, in the case of DLJSC, by the CFTC. These rules require, among other things, that certain broker-dealers and futures commission merchants maintain and preserve certain information, describe risk management policies and procedures and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealers or futures commission merchants. Affiliates of the U.S. Broker-Dealers and the activities conducted by such affiliates may not be subject to regulation by the Commission or the CFTC. However, the possibility exists that, on the basis of the information that they obtain from the Risk Assessment Rules, the Commission or CFTC could seek legislative or regulatory changes in order to expand their authority over the Company's unregulated subsidiaries either directly or through their existing authority over the Company's regulated subsidiaries.

         In addition to being regulated in the U.S., the Company's business is subject to regulation by various foreign governments and regulatory bodies. The Company does business in the international equity and fixed income markets and undertakes investment banking activities through several of its London subsidiaries. These broker-dealer subsidiaries that are subject to regulation by the Securities and Futures Authority of the United Kingdom pursuant to the United Kingdom Financial Services Act of 1986, which governs all aspects of a United Kingdom investment business, including regulatory capital, sales and trading practices, use and safekeeping of customer funds and securities, recordkeeping, margin practices and procedures, registration standards for individuals, periodic reporting and settlement procedures. In addition, the Company has subsidiaries that are broker-dealers subject to regulation, including capital requirements imposed by the Securities and Futures Commission of Hong Kong and the Ontario Securities Commission.

         Additional legislation and regulations, including those relating to the activities of affiliates of broker-dealers, changes in rules promulgated by the Commission, the CFTC or other U.S. or foreign governmental regulatory authorities and SRO's or changes in the interpretation or enforcement of existing laws and rules may adversely affect the manner of operation and profitability of the Company.

         The Company's businesses may be materially affected not only by regulations applicable to it as a financial market intermediary, but also by regulations of general application. For example, the volume of the Company's underwriting, merger and acquisition and merchant banking businesses in any year could be affected by, among other things, existing and proposed tax legislation, antitrust policy and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board) and changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities. From time to time, various forms of anti-takeover legislation and legislation that could affect the benefits associated with financing leveraged transactions with high-yield securities have been proposed that, if enacted, could adversely affect the volume of merger and acquisition and merchant banking business, which in turn could adversely affect the Company's underwriting, advisory and trading revenues related thereto.

         The Company believes that it is in material compliance with the regulations described herein.

         In addition, several states, including New York, which is Equitable Life's state of domicile, regulate transactions between an insurer and its affiliates under insurance holding company acts. Under such laws and an undertaking submitted by Equitable Life to the New York State Insurance Department, certain transactions between the Company, on the one hand, and Equitable Life and its subsidiaries on the other, may be subject to prior notice or approval of the New York State Insurance Department depending on the size of such transactions.

CAPITAL REQUIREMENTS

         As broker-dealers registered with the Commission and member firms of the NYSE, each of DLJSC, Pershing Trading and Autranet is subject to the capital requirements of the Commission and of the NYSE. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements ("net capital"), that the U.S. Broker-Dealers are required to maintain and also limit the amount of leverage that the U.S. Broker-Dealers are able to obtain in their businesses. As a futures commission merchant, DLJSC is also subject to the capital requirements of the CFTC and the CBOT.

         Each of the U.S. Broker-Dealers has elected to compute its net capital requirement under the "alternative method" permitted by the Commission. Under this alternative method, each U.S. Broker-Dealer is required by the Commission to maintain minimum regulatory net capital, computed in accordance with the Commission's regulations, equal to the greater of $250,000 or 2% of the aggregate debit balances arising from customer transactions calculated in accordance with Commission regulations. The NYSE imposes certain more stringent capital requirements on its member firms than those imposed by the Commission. Further, under CFTC and CBOT capital regulations, DLJSC must maintain capital in an amount equal to at least 4% of the funds required to be segregated under the Commodity Exchange Act.

         The aggregate debit balances referred to in the preceding paragraph are the money owed to a broker-dealer by its customers and certain other customer-related assets. "Net capital" is essentially defined as net worth (assets minus liabilities, as determined under generally accepted accounting principles), plus qualifying subordinated borrowings, less the value of all of a broker-dealer's assets that are not readily convertible into cash (such as goodwill, furniture, prepaid expenses, exchange seats and unsecured receivables), and further reduced by certain percentages (commonly called "haircuts") of the market value of a broker-dealer's positions in securities and other financial instruments.

         A failure by a U.S. Broker-Dealer to maintain its minimum required capital would require it to cease executing customer transactions until it returned to capital compliance, and could cause it to lose its membership on an exchange, its right to registration with the Commission or CFTC, or require its liquidation. Further, the decline in a U.S. Broker-Dealer's net capital below certain "early warning levels," even though above minimum capital requirements, could cause material adverse consequences to the firm. For example, the Commission's capital regulations prohibit payment of dividends, redemption of stock and the prepayment of subordinated indebtedness if a broker-dealer's net capital thereafter would be less than 5% of aggregate debit items (or 7% of the funds required to be segregated pursuant to the Commodity Exchange Act ("CEA")) and prohibit principal payments in respect of subordinated indebtedness if a broker-dealer's net capital thereafter would be less than 5% of aggregate debit items (or 6% of the funds required to be segregated pursuant to the CEA). Under NYSE Rule 326, a broker-dealer that is a NYSE member is required to reduce its business if its net capital (after giving effect to scheduled maturities of subordinated indebtedness or other planned withdrawals of regulatory capital during the following six months) is less than 4% of aggregate debit items (or 6% of the funds required to be segregated pursuant to the CEA) for 15 consecutive business days. NYSE Rule 326 also prohibits the expansion of a member's business if its net capital (after giving effect to scheduled maturities of subordinated indebtedness or other planned withdrawals of regulatory capital during the following six months) is less than 5% of aggregate debit items (or 7% of the funds required to be segregated pursuant to the CEA) for 15 consecutive business days.

         The Commission's capital rules also (i) require that the U.S. Broker-Dealers notify the Commission and the NYSE and, in the case of DLJSC, the CFTC, in writing, two business days prior to making withdrawals or other distributions of equity capital or lending money to certain related persons, if those withdrawals would exceed, in any 30 day period, 30% of the broker-dealer's excess net capital and that they provide such notice within two business days after any such withdrawal or loan that would exceed, in any 30 day period, 20% of the broker-dealer's excess net capital, (ii) prohibit a U.S. Broker-Dealer from withdrawing or otherwise distributing equity capital or making related party loans if after such distribution or loan, the U.S. Broker-Dealer has net capital of less than 5% of aggregate debit items (or 7% of the funds required to be segregated pursuant to the CEA) and in certain other circumstances (iii) provide that the Commission may, by order, prohibit withdrawals of capital from the U.S. Broker-Dealers for a period of up to 20 business days, if the withdrawals would exceed, in any 30 day period, 30% of the broker-dealer's excess net capital and the Commission believes such withdrawals would be detrimental to the financial integrity of the firm or would unduly jeopardize the broker-dealer's ability to pay its customer claims or other liabilities.

         Compliance with regulatory capital requirements could limit those operations of the U.S. Broker Dealers that require the intensive use of capital, such as DLJSC's underwriting and trading activities, and the financing of customer account balances, and also could restrict the Company's ability to withdraw capital from the U.S. Broker-Dealers, which in turn could limit the Company's ability to pay dividends, pay interest, repay debt and redeem or purchase shares of its outstanding capital stock.

         The Company believes that at all times the U.S. Broker-Dealers have been in compliance in all material respects with the applicable minimum capital rules of the Commission, the NYSE, the CFTC and the CBOT. As of December 31, 1996, DLJSC was required to maintain minimum "net capital," in accordance with Commission and CFTC rules, of approximately $70.1 million and had total net capital of approximately $654.1 million (including $305.3 million of subordinated debt borrowed under various agreements), or approximately $584.0 million in excess of 2% of aggregate debit items and approximately $489.1 million in excess of 5% of aggregate debit items.

ITEM 2.       PROPERTIES

         The Company's principal executive offices are presently located at 277 Park Avenue, New York, New York and occupy approximately 793,000 square feet under a lease expiring in 2016. The Company also leases space at 120 Broadway, New York, New York, aggregating approximately 94,000 square feet. This lease expires in 2006.

         Pershing also leases approximately 440,000 square feet in Jersey City, New Jersey, under leases which expire at various dates through 2009.

         The Company also purchased land and a building with approximately 133,000 square feet in Florham Park, New Jersey in February 1996.

         The Company leases an aggregate of approximately 500,000 square feet for its domestic and international regional offices, the leases for which expire at various dates through 2014. Other domestic offices are located in Atlanta, Austin, Boston, Chicago, Dallas, Houston, Jersey City, Los Angeles, Menlo Park, Miami, Oak Brook, Philadelphia and San Francisco. Its foreign office locations are Bangalore, Buenos Aires, Geneva, Hong Kong, London, Lugano, Mexico City, Paris, Sao Paulo and Tokyo. In 1996, the Company's principal London subsidiary entered into a lease for approximately 76,000 square feet to accommodate the expansion of its international operations. Such lease expires in 2008.

         The Company believes that its present facilities are adequate for its current needs.

ITEM 3.       LEGAL PROCEEDINGS

         Beginning on March 25, 1991, Dayton Monetary Associates and Charles Davison, along with more than 200 other plaintiffs, filed several complaints against DLJSC and a number of other financial institutions and several individuals in the U.S. District Court for the Southern District of New York. The plaintiffs allege that DLJSC and other defendants violated civil provisions of RICO by inducing plaintiffs to invest over $40 million during the years 1978 through 1982 in The Securities Groups, a number of tax shelter limited partnerships. The plaintiffs seek recovery of the loss of their entire investment and an approximately equivalent amount of tax-related damages. Judgments for damages under RICO are subject to trebling. Discovery is complete and motions for summary judgement are pending. No trial date has been set by the court. DLJSC believes that it has meritorious defenses to the complaints and is contesting the suits vigorously. Although there can be no assurance, the Company does not believe that the ultimate outcome of this litigation will have a material adverse effect on its consolidated financial condition. Due to the early stage of such litigation, based upon the information currently available to it, management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on the Company's results of operations in any particular period.

         In October 1995, DLJSC was named as a defendant in a purported class action filed in a Texas State Court on behalf of the holders of $550 million principal amount of subordinated redeemable discount debentures of National Gypsum Corporation ("NGC") canceled in connection with a Chapter 11 plan of reorganization for NGC consummated in July 1993. The State Court named plaintiff also filed an adversary proceeding in the Bankruptcy Court for the Northern District of Texas seeking a declaratory judgment that the confirmed NGC plan of reorganization does not bar the class action claims. Subsequent to the consummation of NGC's plan of reorganization, NGC's shares traded for values substantially in excess of, and in 1995 NGC was acquired for a value substantially in excess of, the values upon which NGC's plan of reorganization was based. The two actions arise out of DLJSC's activities as financial advisor to NGC in the course of NGC's Chapter 11 reorganization proceedings. The class action complaint alleges that the plan of reorganization submitted by NGC was based upon projections by NGC and DLJSC which intentionally understated forecasts, and provided misleading and incorrect information in order to hide NGC's true value and that defendants breached their fiduciary duties by, among other things, providing false, misleading or incomplete information to deliberately understate the value of NGC. The class action complaint seeks compensatory and punitive damages purportedly sustained by the class. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaint. Although there can be no assurance, the Company does not believe that the ultimate outcome of this litigation will have a material adverse effect on its consolidated financial condition. Due to the early stage of such litigation, based upon the information currently available to it, management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on the Company's results of operations in any particular period.

         In November and December 1995, DLJSC, along with various other parties, was named as a defendant in a number of purported class actions filed in the U.S. District Court for the Eastern District of Louisiana. The complaints allege violations of the Federal securities laws arising out of a public offering in 1994 of $435 million of first mortgage notes of Harrah's Jazz Company and Harrah's Jazz Finance Corp. The complaints seek to hold DLJSC liable for various alleged misstatements and omissions contained in the prospectus dated November 9, 1994. On February 26, 1997, the parties have agreed to a settlement of these actions, subject to the District Court's approval.

         On January 26, 1996, a purported purchaser of certain notes and warrants to purchase shares of common stock of Rickel Home Centers, Inc. ("Rickel") filed a class action complaint against DLJSC and certain other defendants for unspecified compensatory and punitive damages in the United States District Court for the Southern District of New York. The suit was brought on behalf of the purchasers of 126,457 units consisting of $126,457,000 aggregate principal amount of 13 1/2% senior notes due 2001 and 126,457 warrants to purchase shares of common stock of Rickel (the "Units") issued by Rickel in October 1994. The complaint alleges violations of federal securities laws and common law fraud against DLJSC, as the underwriter of the Units and as an owner of 7.3% of the common stock of Rickel, Eos Partners, L.P. and General Electric Capital

Corporation, each as owners of 44.2% of the common stock of Rickel, and members of the Board of Directors of Rickel, including a DLJSC Managing Director. The complaint seeks to hold DLJSC liable for alleged misstatements and omissions contained in the prospectus and registration statement filed in connection with the offering of the Units, alleging that the defendants knew of financial losses and a decline in value of Rickel in the months prior to the offering and did not disclose such information. The complaint also alleges that Rickel failed to pay its semi-annual interest payment due on the Units on December 15, 1995, and that Rickel filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code on January 10, 1996. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaint. Although there can be no assurance, the Company does not believe that the outcome of this litigation will have a material adverse effect on its consolidated financial condition. Due to the early stage of this litigation, based on the information currently available to it, management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on the Company's results of operations in any particular period.

         In addition to the matters described above, the Company has been named as a defendant in various civil actions and arbitrations arising out of its activities as a broker-dealer in securities, as an underwriter and as an employer and arising out of alleged employee misconduct. The Company is also involved, from time to time, in proceedings with, and investigations by, governmental agencies and SRO's. See "Regulation." In particular, the Company has been a defendant in various lawsuits filed in connection with certain mortgage related securities previously structured and/or underwritten by the Company and two of its subsidiaries are the subject of an investigation by the Commission with respect to these transactions. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources." The Company does not believe that any such matters, claims or investigations will have a material adverse effect on its results of operations or its consolidated financial condition.

         DLJSC has consented to the entry of certain administrative orders, pursuant to which it has been ordered to permanently cease and desist from committing or causing any current or future violation of certain Federal securities laws. In particular, on September 22, 1992, the Commission initiated an administrative proceeding pursuant to Section 8A of the Securities Act and Sections 15(b), 19(h) and 21C of the Exchange Act, against DLJSC, as respondent, relating to the 1986 initial public offering of common stock of Matthews & Wright Group Inc. ("M&W"), in which DLJSC acted as a co-managing underwriter. Simultaneously, without admitting or denying the Commission's findings, and prior to a hearing pursuant to the Commission's Rules of Practice, DLJSC settled the proceeding by consenting to the entry of the administrative order finding that in light of all the information known and available to DLJSC, DLJSC failed to adequately and reasonably investigate certain aspects of M&W's business activities and therefore did not have a reasonable basis to believe that certain representations in the registration statement regarding bond offerings underwritten by M&W and closed by M&W in December 1985 and August 1986 were accurate and complete. The administrative order censured DLJSC and ordered that DLJSC permanently cease and desist from committing or causing any violation, and from committing or causing any future violation, of Section 17(a) and Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. As part of the settlement, DLJSC applied for and received a determination that the entry of the administrative order would not disqualify DLJSC from the exemptions under Commission Regulations A, B, D and E promulgated under the Securities Act.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1996, no matters were submitted to a vote of security holders.

                                    PART II


ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

MARKET AND DIVIDEND INFORMATION

The principal market for trading DLJ Common Stock is the New York Stock Exchange. Its stock symbol is "DLJ."

                                                QUARTERS

         1996                         1st      2nd      3rd      4th
         ----                         ---      ---      ---      ---
         High.....................   33 1/2   34 3/4   35 1/8   36
         Low......................   28 5/8   30 3/8   27 5/8   32 1/8
         Common dividends.........   $0.125   $0.125   $0.125   $0.125

                                                QUARTERS

         1995                         1st      2nd      3rd      4th
         ----                         ---      ---      ---      ---
         High....................        -        -        -    33 1/2
         Low.....................        -        -        -    28 7/8
         Common dividends........   $0.163    $   -    $   -    $0.125

         The approximate number of holders of DLJ Common Stock at March 5, 1997, was 6,500. Information on market price of the Company's Common Stock is from the date of the completion of the Initial Public Offering ("IPO"), October 30, 1995. Effective with the IPO, the Company established a policy of paying quarterly dividends on its common shares at the annual rate of $0.50 per year.

ITEM 6.       SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

                                                           YEARS ENDED DECEMBER 31,

                                             1996        1995        1994        1993        1992
                                           --------    --------    --------    --------    --------
                                     (In millions, except share and per share data and financial ratios)
INCOME STATEMENT DATA:

REVENUES
  Commissions.....................         $  573.3    $  460.2    $  376.1    $  358.8    $  289.7
  Underwritings...................            714.2       441.5       261.1       574.6       350.3
  Fees............................            470.0       369.1       281.3       211.3       158.1
  Interest, net (1)...............          1,074.2       904.1       791.9       657.3       381.7
  Principal transactions-net:
   Trading........................            435.4       364.9       165.7       381.5       272.0
   Investment.....................            163.0       163.7        97.6        79.9       195.9
  Other...........................             60.7        55.1        35.0        21.9        16.4
                                           --------    --------    --------    --------    --------
    Total revenues................          3,490.8     2,758.6     2,008.7     2,285.3     1,664.1
                                           --------    --------    --------    --------    --------
COSTS AND EXPENSES
  Compensation and benefits.......          1,538.8     1,261.4       897.8     1,200.4       886.6
  Compensation expense-
   restricted stock units ........                -         6.2           -           -           -
  Interest........................            733.2       680.6       503.8       381.7       212.3
  Brokerage, clearing, exchange
   fees and other.................            201.3       168.1       135.6       133.8       114.1
  Occupancy and equipment ........            159.3       127.1        90.1        80.0        71.2
  Communications..................             53.7        42.8        36.6        31.9        28.7
  Other operating expenses........            330.7       173.9       139.8       155.5       106.2
                                           --------    --------    --------    --------    --------
    Total costs and expenses......          3,017.0     2,460.1     1,803.7     1,983.3     1,419.1
                                           --------    --------    --------    --------    --------
Income before provision for
  income taxes.........                       473.8       298.5       205.0       302.0       245.0
Provision for income taxes........            182.5       119.4        82.0       115.9        98.0
                                           --------    --------    --------    --------    --------
Net income........................         $  291.3    $  179.1    $  123.0    $  186.1    $  147.0
                                           ========    ========    ========    ========    ========
Dividends on preferred stock......         $   18.7    $   19.9    $   21.0    $      -    $      -
                                           ========    ========    ========    ========    ========
Earnings applicable to
  common shares...................         $  272.6    $  159.2    $  102.0    $  186.1    $  147.0
                                           ========    ========    ========    ========    ========
Weighted average common
  shares outstanding (2). ........           59,918      51,657
                                           ========    ========
Earnings per common share (2).....         $   4.55    $   3.08
                                           ========    ========
Pro forma weighted average
  common shares outstanding (3)...                                   51,475
                                                                   ========
Pro forma earnings per
  common share (3)................                                 $   1.98
                                                                   ========

                                                           YEARS ENDED DECEMBER 31,
                                             1996        1995        1994        1993        1992
                                          ---------   ---------   ---------   ---------   ---------
                                     (In millions, except share and per share data and financial ratios)

BALANCE SHEET DATA (AT END OF PERIOD):
Securities purchased under
  agreements to resell and
  securities borrowed..................   $29,954.2   $27,793.1   $19,166.9   $21,575.2   $14,378.4
Total assets...........................    55,503.7    44,576.5    33,261.6    38,766.7    24,436.2
Securities sold under agreements to
  repurchase and securities loaned.....    32,103.1    29,369.0    20,385.4    24,116.7    14,732.4
Long-term borrowings (4,5).............     1,541.6       983.4       539.9       549.0       478.6
Redeemable preferred stock (5).........       200.0       225.0       225.0       225.0           -
Stockholders' equity (6). .............     1,647.2     1,198.7       820.3       750.3       454.6


OTHER FINANCIAL DATA (AT END OF PERIOD):
Book value per common share
  outstanding..........................   $   24.79   $   20.50   $   16.41   $   15.01   $    9.09
Ratio of net assets to
  stockholders' equity (7).............       15.51x      14.00x      17.18x      22.91x      22.12x
Ratio of long-term borrowings
  to total capitalization (8)..........        0.44        0.37        0.30        0.34        0.51
Return on average equity (9)...........        20.6%       17.1%       13.1%       30.5%       36.8%
Ratio of earnings to fixed charges.....        1.16x       1.11x       1.10x       1.20x       1.21x
Ratio of earnings to combined fixed
  charges and preferred stock
  dividends (10).......................        1.16x       1.10x       1.09x       -           -

(1) Interest is net of interest expense to finance U.S. government and agency instruments of $2.1 billion, $2.0 billion, $1.6 billion, $1.1 billion and $0.9 billion, respectively.

(2) Earnings per common share has been calculated by dividing earnings applicable to common shares (net income less preferred dividends) by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents include shares of common stock issuable under the Restricted Stock Unit Plan and the dilutive effect of options under the treasury stock method. Weighted average common shares and common share equivalents outstanding are substantially the same for both primary and fully diluted earnings per common share.

(3) Pro forma earnings per common share are calculated by dividing earnings applicable to common shares, (net income less preferred dividends) by the pro forma weighted average number of common shares and common share equivalents outstanding. Pro forma common shares outstanding represent actual historical shares outstanding adjusted for the dilutive effect of the Restricted Stock Units (RSUs) using the treasury stock method.

(4) In February 1996, the Company issued $250 million of 5 5/8% Medium-Term Notes due February 15, 2016. The notes are repayable by the Company, in whole or in part, at the option of the holders on February 15, 2001.

(5) In the third quarter of 1996, the Company and its wholly owned Trust completed an offering from a shelf registration of $200 million of the Trust's 8.42% mandatorily redeemable preferred stock which is fully and unconditionally guaranteed by the Company. The preferred stock is redeemable, in whole or in part, at the option of the Company on or after August 31, 2001. The only assets of the Trust are the 8.42% Junior Subordinated Debentures of the Company due 2046 (See Note 11 to the Consolidated Financial Statements).

     In October 1996, the Company exercised its option under the terms of the $8.83 Cumulative Preferred Stock agreement to exchange all 2.25 million shares outstanding for $225 million in aggregate principal amount of 9.58% Subordinated Exchange Notes due October 15, 2003. The notes are redeemable, in whole or in part, at the option of the Company at any time.

(6)  In November 1996, the Company issued 4.0 million shares of
     Fixed/Adjustable Rate Cumulative Preferred Stock, Series A, with a liquidation preference of $50 per share.

(7) Net assets are total assets excluding securities purchased under agreements to resell and securities borrowed.

(8) Long-term borrowings and total capitalization (the sum of long-term borrowings, preferred stock and stockholders' equity) exclude current maturities of long-term borrowings.

(9) After payment of dividends on the Company's Cumulative Exchangeable $8.83 Preferred Stock.

(10) For the purpose of calculating the ratio of earnings to combined fixed charges and preferred stock dividends (i) earnings consist of income before the provision for income taxes and fixed charges and (ii) fixed charges consist of interest expense and one-third of rental expense which is deemed representative of an interest factor. No preferred dividends were paid until 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         The strong market conditions that existed in 1995 continued to improve during 1996 resulting in higher levels of underwriting and merger and acquisition activity. Record levels were achieved by major stock indices, such as the Dow Jones Industrial Average, the Standard & Poor's 500 Index and the NASDAQ composite. These favorable market conditions combined with rising stock prices created a robust investment banking atmosphere.

RECENT DEVELOPMENTS

         In October 1996, the Company exercised its option under the terms of the $8.83 Cumulative Preferred Stock agreement to exchange all 2.25 million shares outstanding for $225 million in aggregate principal amount of 9.58% Subordinated Exchange Notes due October 15, 2003. The notes are redeemable, in whole or in part, at the option of the Company at any time.

         In November 1996, the Company issued 4.0 million shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series A, with a liquidation preference of $50 per share.

         During the third quarter of 1995, the Company provided $28.8 million for a potential loss with respect to a bridge loan aggregating $150 million to a company experiencing financial difficulties. In October 1996, a planned acquisition of such company was announced, which, if completed, would result in the realization by the Company of amounts previously reserved, plus interest. The transaction is expected to close in early 1997.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Total revenues for 1996 were $3.5 billion, an increase of $732.1 million or 26.5% over 1995. Revenues increased in most of the Company's major areas of activity during 1996.

         Commission revenues increased by $113.1 million or 24.6% to $573.3 million due to increased business in all areas, and is generally consistent with the overall growth in listed share volume on major equity exchanges.

         Underwriting revenues increased by $272.6 million or 61.7% to $714.2 million. The Company experienced increases in all areas of underwriting during 1996.

         Fee revenues increased by $100.9 million or 27.3% to $470.0 million. Overall, merger and acquisition ("M&A"), asset management and other advisory services activities have increased during 1996. In 1996, the Company closed DLJ Merchant Banking Partners II, L.P. and related investment entities with total committed capital in excess of $3.0 billion. At December 31, 1996, the Company has approximately $8.0 billion of committed capital related to its merchant banking activities.

         Interest, net of interest expense to finance U.S. government, agency and mortgage-backed securities, increased by $170.1 million or 18.8% to $1.1 billion. Higher levels of foreign fixed income securities in the Company's Emerging Markets business accounted for approximately one half of the increase. The remaining increase was due to higher levels of inventory in the Fixed Income Division and increased margin balances at Pershing.

         Principal transactions, trading revenues increased by $70.5 million or 19.3% to $435.4 million. Most of the increase took place in the Fixed Income Division due to improved trading results in high-grade corporates and high-yield securities.

         Principal transactions, investment revenues decreased by $0.7 million or 0.4% to $163.0 million. Realized gains on investments were $213.3 million. Net unrealized carrying values decreased by $50.3 million, which includes the elimination of net unrealized appreciation of $47.6 million on investments sold and a decrease in net unrealized appreciation of $2.7 million on retained investments.

         Other revenues, consisting primarily of dividends and miscellaneous transaction revenues, increased by $5.5 million or 10.0% to $60.7 million due to increased business activity.

         Total costs and expenses for 1996 were $3,017.0 million, an increase of $556.8 million or 22.6% over 1995.

         Compensation and benefits increased $271.2 million or 21.4% to $1,538.8 million. Most of the increase was due to increased variable incentive and production-related compensation, which resulted from higher revenues and operating results. Incentive and production-related compensation increased by 26.7% in 1996, while base compensation, including benefits and payroll taxes, increased by 9.6% due to expansion in various business groups. At December 31, 1996, full-time personnel totaled 5,885 compared to 4,918 at December 31, 1995, an increase of 967 or 19.7%.

         Interest expense increased $52.6 million or 7.7% to $733.2 million. Most of this increase was related to expanded levels of inventory of fixed-income related products including equity derivatives and foreign local fixed-income securities.

         All other expenses, as noted below, increased by $233.1 million or 45.5% to $745.0 million in 1996.

         Brokerage, clearing, exchange fees and other expenses increased by $33.2 million due to increased share volume, underwriting related expenses and transaction fee payments. Occupancy and equipment costs increased by $32.2 million as a result of the expansion of the Company's principal office in the U.S. and the expansion of the Company's other domestic and overseas offices. Communications costs increased by $10.9 million due to expanded facilities and growth in professional staff. All other operating expenses increased by $156.8 million. Included therein are data processing, professional fees, travel and entertainment, and printing and stationery which increased by $82.1 million reflecting an overall increase in the level of business activity. In addition, during 1996, $35.7 million of expenses were incurred in connection with mortgage-related securities previously underwritten by the Company.

         The Company's income tax provision for 1996 and 1995 was $182.5 million and $119.4 million, respectively, which represented a 38.5% and 40% effective tax rate for each period.

         Net income for 1996 was $291.3 million, up $112.2 million or 62.6% from the comparable 1995 period. Earnings per common share using the treasury stock method were $4.55 and $3.08 for 1996 and 1995, respectively.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         Total revenues for 1995 were approximately $2.8 billion, an increase of $750.0 million or 37.3% over 1994. Revenues increased in all of the Company's major areas of activity during 1995.

         Commission revenues increased by $84.1 million or 22.4% to $460.2 million due to increased business in all areas and is generally consistent with the overall growth in listed share volume on major equity exchanges.

         Underwriting revenues increased by $180.5 million or 69.1% to $441.5 million. The Company experienced increases in all areas of underwriting during 1995.

         Fee revenues increased by $87.8 million or 31.2% to $369.1 million due primarily to increased M&A and other advisory fees in the Investment Banking group.

         Interest, net of interest expense to finance U.S. government, agency and mortgage-backed securities, increased by $112.2 million or 14.2% to $904.1 million. Higher interest rates earned at Pershing on higher levels of customer margin balances and securities loaned/borrowed activity accounted for most of the increase which was offset in part by lower interest income earned on reduced levels of inventory in the Fixed Income Division.

         Principal transactions, trading revenues increased by $199.2 million or 120.2% to $364.9 million. Most of this increase was due to improved trading results in mortgage-backed and high-yield securities both of which had negative trading results in 1994.

         Principal transactions, investment revenues increased by $66.1 million or 67.7% to $163.7 million. Realized gains on investments were $261.5 million. Net changes in unrealized carrying values were reduced by $97.8 million, which includes the elimination of net unrealized appreciation of $39.2 million on investments sold and a reduction in net unrealized appreciation of $58.6 million on retained investments. This latter amount includes a provision for an estimated loss of $28.8 million on a bridge loan. During the third quarter of 1995, the Company provided for the potential loss with respect to this bridge loan aggregating $150 million to a company experiencing financial difficulties. This loss was substantially offset by gains from other principal investments. If the amount of the loss from such bridge loan is in excess of $25 million, pursuant to the terms of an agreement with Equitable, distribution to the Company with respect to its $1.25 billion bridge facility would be eliminated until such loss has been recovered. While there can be no assurance, the Company does not anticipate incurring any future losses from its current merchant banking investments which would have a material adverse effect on the Company's results of operations or financial condition.

         Other revenues consisting primarily of dividends and miscellaneous transaction revenues, increased by $20.1 million or 57.4% to $55.1 million. The increase consists primarily of dividends received on equity securities.

         Total costs and expenses for 1995 were approximately $2.5 billion, an increase of $656.4 million or 36.4% over 1994.

         Compensation and benefits increased $369.8 million or 41.2% to $1,267.6 million. Most of the increase was due to increased variable incentive and production-related compensation, which resulted from higher revenues and operating results. Incentive and production-related compensation increased by 49.3% in 1995, while base compensation, including benefits and all payroll taxes, increased by 23.6% primarily due to expansion in various business groups. At December 31, 1995, full-time personnel totaled 4,918 compared to 4,566 at the end of 1994, an increase of 352 or 7.7%.

         Interest expense increased $176.8 million or 35.1% to $680.6 million. Most of this increase was related to business at Pershing. The remaining increase was attributable to the impact of higher short-term interest rates on expanded levels of whole loan related products.

         Other expenses, as noted below, increased by $109.8 million or 27.3% to $511.9 million in 1995.

         Brokerage, clearing, exchange fees and other expenses increased by $32.5 million due to increased share volume, underwriting related expenses and transaction fee payments. Occupancy and equipment costs increased by $37.0 million as a result of the decision to relocate certain of the Company's overseas and U.S. offices. Communications costs increased by $6.2 million and all other operating expenses, which include data processing, professional fees, travel and entertainment, and printing and stationery, increased by $34.1 million.

         The Company's income tax provision for 1995 and 1994 was $119.4 million and $82.0 million, respectively, which represented a 40% effective tax rate for both periods.

         Net income for 1995 was $179.1 million, up $56.1 million or 45.6% from the comparable 1994 period. Earnings per common share in 1995 and pro forma earnings per common share giving effect to the dilutive effect of the restricted stock units using the treasury stock method were $3.08 and $1.98 for 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's assets are highly liquid with the majority consisting of securities inventories and collateralized receivables, both of which fluctuate depending on the levels of proprietary trading and customer business. Such collateralized receivables consist primarily of resale agreements and securities borrowed, both of which are secured by U.S. government and agency securities, and marketable corporate debt and equity securities. In addition, the Company has significant receivables from customers, brokers and dealers which turn over frequently. As a securities dealer, the Company may carry significant levels of trading inventories to meet client needs. As such, the Company's total assets or the individual components of total assets vary significantly from period to period because of changes relating to customer needs, economic and market conditions and proprietary trading strategies. A relatively small percentage of total assets is fixed or held for a period of longer than one year. The Company's total assets at December 31, 1996 and 1995 were $55.5 billion and $44.6 billion, respectively.

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

         The Company maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others aggregating $6.0 billion, at December 31, 1996, in uncommitted and committed bank credit lines with 50 domestic and international banks. These include $4.0 billion of uncommitted bank credit lines, $1.28 billion of secured committed bank lines and $650 million of unsecured committed bank lines.

         Certain of the Company's businesses are capital intensive. In addition to normal operating requirements, capital is required to cover financing and regulatory charges on securities inventories, merchant banking investments and investments in fixed assets. The Company's overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated needs of its business units as well as the regulatory capital requirements of subsidiaries. Based upon these analyses, management believes that the Company's debt and equity base is adequate for current operating levels. The Company has been active in raising additional long-term financing, including extending the maturity of its senior subordinated revolving credit agreement of $250.0 million, and increasing the amount of the credit available thereunder to $325.0 million in 1995 (of which $206.5 million was outstanding as of December 31, 1996). The Company increased the amount of credit available under its unsecured credit facility to $650 million. There were no borrowings outstanding under this facility at December 31, 1996.

         Mortgages, other receivables collateralized by real estate assets and real estate owned, amounting to $405.2 million in 1996 and $466.1 million in 1995, generally represent the Company's interest in mortgages receivable including certain mortgage-related securities previously underwritten by the Company which were primarily repurchased in 1994, and are carried at amounts approximating fair value, determined by, among other things, the discounted cash flows and/or estimated sales prices of the underlying properties.

         The Company issues structured notes which are customized financing instruments in which the amount of interest or principal paid on the debt obligation is linked to the return on specific cash market financial instruments. At December 31, 1996 and 1995, the Company had issued long-term structured notes with principal amounts of $216.2 million and $24.5 million outstanding, respectively. The Company expects the volume of this activity to increase in the future. The Company covers its obligations on structured notes primarily by purchasing or selling the securities to which the value of its structured notes are linked.

         On October 30, 1995, the Company completed an initial public offering ("IPO") of its shares. The Company's net proceeds from the IPO totaled $81.2 million. Concurrent with the IPO, the Company completed the offering of $500 million aggregate principal amount of 6 7/8% Senior Notes due November 1, 2005 (the "Senior Debt Offering"). The proceeds from the Senior Debt Offering totaled $493.5 million (net of underwriting discounts and commissions).

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

         In March 1996, the Company moved its principal offices from 140 Broadway to 277 Park Avenue in New York City. The Company financed expenditures related to the move from available operating capital.

         On October 23, 1996, the Company exercised its option under the terms of the $8.83 Cumulative Preferred Stock agreement to exchange all 2.25 million shares outstanding for $225 million in aggregate principal amount of 9.58% Subordinated Exchange Notes due October 15, 2003. The notes are redeemable, in whole or in part, at the option of the Company at any time.

         In November 1996, the Company issued 4.0 million shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series A, with a liquidation preference of $50 per share.

         The Company's credit ratings of its long-term debt at December 31, 1996 are as follows: Duff & Phelps A; Fitch A; IBCA A; Moody's Baa1; Standard & Poors A-; and Thomson Bank Watch A+.

         Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") is subject to the capital requirements of the Securities and Exchange Commission, the New York Stock Exchange, Inc., the Commodities Futures Trading Commission and the Chicago Board of Trade, all of which are supposed to ensure the general capital adequacy and liquidity of broker-dealers and/or futures commission merchants. DLJSC has consistently maintained capital substantially in excess of the minimum requirements of such capital rules. At December 31, 1996, DLJSC had aggregate regulatory "net capital," after adjustments required by Rule 15c3-1 under the Exchange Act of 1934, of approximately $654.1 million, which exceeded minimum net capital requirements by $584.0 million and which exceeded the net capital required by DLJSC's most restrictive debt covenants by $417.0 million.

         The Company's overall capital and funding needs are continually reviewed to ensure that its capital base can support the estimated needs of its business units.

CASH FLOWS

         The Company's consolidated statements of cash flows classify cash flows into three broad categories: cash flows from operating activities, investing activities and financing activities. The Company's net cash flows are principally associated with operating and financing activities, which support the Company's trading, customer and banking activities.

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

         Cash and cash equivalents at December 31, 1996, 1995 and 1994 totaled $158.8 million, $107.8 million and $94.9 million, respectively, an increase (decrease) of $51.1 million, $12.9 million and $(48.0) million, respectively, for the comparable periods.

         Cash (used in) provided by operating activities totaled $(1.7) billion, $194.4 million and $2.1 billion in 1996, 1995 and 1994, respectively, and reflects an increase in operating assets and liabilities.

         In 1996, there were increases in securities sold not yet purchased of $2.7 billion, payables to brokers, dealers and other of $2.3 billion and payables to customers of $1.3 billion. These increases were more than offset by increases in assets including trading inventories of $4.9 billion, receivables from brokers, dealers and other of $2.4 billion, and receivables from customers of $813.3 million. In 1995, there were increases in assets including trading inventories of $1.8 billion, receivables from customers of $707.3 million and securities borrowed of $354.5 million. These increases in operating assets were offset by increases in liabilities, including securities sold not yet purchased of $1.2 billion, payables to customers of $604.6 million and securities loaned of $595.5 million. In 1994 there were decreases in operating assets, including trading inventories of $2.6 billion, securities borrowed of $1.3 billion and receivables from brokers, dealers and other of $1.0 billion. These decreases were partially offset by decreases in operating liabilities including securities loaned of $1.2 billion, payables to brokers, dealers and other of $864.9 million and securities sold not yet purchased of $470.1 million.

         In 1996 and 1995, net cash used in investing activities of $75.0 million and $220.5 million, respectively, consisted primarily of fixed asset purchases related to the Company's move of its principal offices and purchases of mortgage receivables collateralized by real estate assets in 1995. Additionally, in 1996, cash was provided from the sales of long-term corporate development investments. In 1994, the Company used $267.5 million for investing activities which was comprised primarily of $162.5 million of increases in other assets (primarily reflecting receivables and advances acquired relating to the whole loan securitization business).

         In 1996, net cash provided by financing activities totaled $1.9 billion, of which, $1.2 billion was provided by short-term financings. Cash of $105.5 million was used to repay Swiss Franc Bonds which matured in January 1996, $249.5 million was provided by the issuance of medium-term notes, $200.0 million was provided by the issuance of mandatorily redeemable preferred securities by the Company's wholly owned Trust, and $200.0 million was provided by the issuance of Series A Cumulative Preferred Stock of the Company. In 1995 and 1994, cash of $541.8 million and $1.9 billion, respectively, was used to repay short-term funding (principally repurchase agreements). Additionally, in 1995, $496.8 million was provided from the issuance of Senior Notes, $100 million from the issuance of restricted stock units, $81.2 million from the issuance of Common Stock in the IPO and $250 million from a secured term loan agreement. This loan agreement as well as $79.0 million of other long-term debt was repaid in 1995.

DERIVATIVE FINANCIAL INSTRUMENTS

         Derivatives are financial instruments, the payments on which are linked to the prices, or relationships between prices, of securities or commodities, interest rates, currency exchange rates or other financial measures (collectively referred to as "cash market instruments"). Derivatives enable the Company and its clients to manage their exposure to interest rates and currency exchange rates, and security and other price risks. Derivatives include swaps, futures or forward contracts and options. Certain types of derivatives, including forwards and certain options, are traded in the over the counter ("OTC") markets. Other types of derivatives, including futures contracts and listed options are traded on regulated exchanges. The Company's involvement in derivative products is related primarily to revenue generation through the provision of products to its clients as opposed to covers of the Company's own positions.

         The Company's derivative activities are not as extensive as many of its competitors. Instead, the Company has focused its derivative activities on writing OTC options contracts to accommodate its customers' needs, trading in forward contracts in U.S. government and agency issued or guaranteed securities and trading in futures contracts on equity-based indices, interest rate instruments, and foreign currencies, and issuing structured notes. The Company's involvement in swap contracts, which generally involve greater risk and volatility, is not significant.

   Options:

As part of customer accommodations, the Company writes option contracts specifically designed to meet customers' needs. As a writer of OTC option contracts, the Company receives a cash premium at the beginning of the contract period and bears the risk of unfavorable changes in the value of the financial instruments underlying the options. Options written do not expose the Company to credit risk since they obligate the Company (not its counterparty) to perform. With respect to the financial instruments underlying these options, the Company makes a determination that credit exposures are appropriate for the particular counterparty with whom business is conducted. The Company generally covers its market risk associated with the options business by purchasing or selling cash or other derivative financial instruments on a proprietary basis to cover the options written. Such purchases and sales may include debt and equity securities, futures and forward contracts and options. The Company reviews the creditworthiness of the counterparties of such covering transactions. Future cash requirements for options written are equal to the fair value of the options. Option contracts are typically written for a duration of less than 13 months and are included in the consolidated statements of financial condition at fair value. Option premiums are recognized as revenue over the life of the option contracts on a straight-line basis or are recognized as revenue through the change in the fair value of the option.

The notional (contract) value of the written options was $8.6 billion and $3.7 billion at December 31, 1996 and 1995, respectively. Such options contracts are covered by the following financial instruments which the Company has purchased or sold on a proprietary basis and are reflected in the table below at either the underlying contract (notional) amounts for derivative instruments or at market value for cash instruments:

                                                            December 31,
                                                          1996       1995
                                                        -------    -------
                                                           (In millions)
         U.S. government, mortgage-backed
            securities and options thereon...........   $ 4,679    $ 1,569
         Foreign sovereign debt securities...........     2,460        666
         Equity swap contracts.......................        70        408
         Futures contracts...........................       306        183
         Equities and other..........................     1,097        911
                                                        -------    -------

                  Total..............................   $ 8,612    $ 3,737
                                                        =======    =======

   Forwards and Futures Trading:

         As part of the Company's trading activities, including trading activities in the related cash market instruments, the Company enters into forward and futures contracts primarily involving securities, foreign currencies, indices and forward rate agreements, as well as options on futures contracts. Such forward and futures contracts are entered into as part of the Company's covering transactions and are not used for speculative purposes.

         Forward contracts generally call for the purchase or sale by the Company, on a delayed settlement basis, of debt securities or currencies, or other financial instruments. Futures contracts and options on futures contracts are exchange traded contracts which settle daily and generally call for the purchase or sale by the Company of a financial instrument at a specified future date at a specified price. The Company generally profits when the value of assets that it has purchased on a delayed settlement basis rises or the value of assets that it has sold on a delayed settlement basis falls. Conversely, the Company generally incurs losses when assets purchased for delayed settlement decline in value or sold assets increase in value. Forward and futures contracts, unlike cash market transactions in the financial instruments to which such forwards or futures relate, have both on-and off-balance sheet implications. The notional contractual value of forward and futures contracts are treated as off-balance sheet items, while the related unrealized gains and losses are included in assets and liabilities.

         The average monthly net unrealized gains (losses) were approximately $(10.0) million and $(4.0) million for forward contracts and $2.0 million and $(6.0) million for futures contracts for the years ended December 31, 1996 and 1995, respectively. Net unrealized gains (losses) of approximately $(3.0) million and $(3.0) million related to forward contracts and approximately $6.0 million and $0.2 million related to futures contracts at December 31, 1996 and 1995, respectively, were included in the receivables from or payables to brokers, dealers and other captions in the Company's consolidated statements of financial condition. Unrealized gains and losses on forward and futures contracts are recorded in earnings. Net trading gains (losses) on forward contracts were $39.0 million, $149.0 million and $(157.0) million and net trading gains (losses) on futures contracts were $8.0 million, $(58.0) million and $59.0 million for the years ended December 31, 1996, 1995 and 1994, respectively.

         The notional contract and market values of the forward and futures contracts at December 31, 1996 and 1995 were as follows:

                                                            December 31,
                                                         1996        1995
                                                         ----        ----
                                                           (In millions)
         Forward Contracts:
            Purchased at notional (contract) value...  $ 14,070    $ 18,186
            Sold at notional (contract) value........    17,917      17,066

         Futures Contracts and Options on Future
         Contracts:
            Purchased at market value................  $  1,420    $  1,129
            Sold at market value.....................     2,774       1,932

STRUCTURED NOTES:

         Structured notes are customized financing instruments in which the amount of interest or principal paid on a debt obligation is linked to the return on specific cash market financial instruments. Prior to March 31, 1995, structured notes were offered only by the Equities Derivatives Division. In 1995, the newly formed Emerging Markets Group also began offering derivatives in the form of structured notes linked to Latin American sovereign debt and equity securities. At December 31, 1996 and 1995, the Company had issued long-term structured notes totaling $216.2 million and $24.5 million, respectively. The Company expects the volume of this activity to increase in the future. The Company covers its obligations on structured notes primarily by purchasing or selling the securities to which the value of its structured notes are linked.

HIGH-YIELD TRANSACTIONS

         The Company participates in the underwriting, trading and sales of high-yield non-investment-grade securities. These securities generally involve greater risk than investment-grade debt securities due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions.

         The Company accounts for its high-yield inventory positions on a market basis with unrealized gains and losses being recognized currently in earnings. At December 31, 1996 and 1995 the Company had long inventory of $502.6 million and $500.7 million, respectively, and short inventory of $378.5 million and $219.6 million, respectively, of high-yield securities which accounted for less than 3.5% of the Company's overall inventory positions.

RISK MANAGEMENT

         Exposure to risk and the ways in which the Company manages the various types of risks on a day-to-day basis is critical to its survival and financial success. The Company monitors its market and counterparty risk on a daily basis through a number of control procedures designed to identify and evaluate the various risks to which the Company is exposed.

         The Company often acts as principal in customer-related transactions in financial instruments which expose the Company to market risks. The Company also engages in proprietary trading and arbitrage activities and makes dealer markets in equity securities, investment-grade corporate debt, high-yield securities, U.S. government and agency securities, mortgages and mortgage-backed securities. In addition, the Company's Emerging Markets Group trades a variety of securities, including Brady Bonds, local fixed-income securities and options, and issues structured notes. As such, the Company may be required to maintain certain amounts of inventories in order to facilitate customer order flow. The Company covers its exposure to market risk by limiting its net long or short position by selling or buying similar instruments and by utilizing various derivative financial instruments such as futures, forward and option contracts.

         The Company manages risk exposure utilizing mechanisms involving various levels of management. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Current and proposed underwriting, corporate development, merchant banking and other commitments are subject to due diligence reviews by senior management as well as professionals in the appropriate business and support units involved.

         Trading activities generally result in the creation of inventory positions. Position and exposure reports are prepared daily by operations staff in each of the business groups engaged in trading activities for traders, trading managers, department managers, divisional management and group management personnel. Such reports are reviewed independently on a daily basis by the Company's corporate accounting group. In addition, the corporate accounting group prepares a consolidated summarized position report indicating both long and short exposure, along with approved limits, which is distributed to various levels of management throughout the Company, including the Chief Executive Officer, and which enables senior management to control inventory levels and monitor results of the trading groups. The Company also reviews and monitors, at various levels of management, inventory aging, pricing, concentration and securities ratings.

         In addition to position and exposure reports, the Company produces a daily revenue report which summarizes the trading, interest, commissions, fees, underwriting and other revenue items for each of the business groups. Daily revenue is reviewed for various risk factors and is independently verified by the corporate accounting group. The daily revenue report is distributed to various levels of management throughout the Company, including the Chief Executive Officer, and together with the position and exposure report enables senior management to monitor and control overall activity of the trading groups.

         Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. The Company monitors its exposure to counterparty risk on a daily basis through the use of credit exposure information and the monitoring of collateral values. The Company has several credit departments which are responsible for reviewing counterparties to establish appropriate exposure limits for a variety of transactions. In addition, the Company actively manages the credit exposure relating to its trading activities by entering into master agreements which permit netting when feasible, monitoring the creditworthiness of counterparties and their related trading limits on an ongoing basis, requesting additional collateral when deemed necessary and limiting the amount and duration of exposure to individual counterparties.

         All counterparties are reviewed on a regular basis to establish appropriate exposure limits for a variety of transactions. In certain cases, specific transactions are analyzed to determine the amount of potential exposure that could arise, and the counterparty's credit is reviewed to determine whether it supports such exposure. In addition to the counterparty's credit status, the Company analyzes market movements that could affect exposure levels. The Company considers four main factors that may affect trades in determining trading limits: the settlement method; the time it will take for a trade to settle (i.e., the maturity of the trade); the volatility that could affect the value of the securities involved in the trade; and the size of the trade. In addition to determining trading limits, the Company actively manages the credit exposure relating to its trading activities by entering into master netting agreements when feasible; monitoring the creditworthiness of counterparties and the related trading limits on an ongoing basis and requesting additional collateral when deemed necessary; diversifying and limiting exposure to individual counterparties and geographic locations; and limiting the duration of exposure. In certain cases, the Company may also close out transactions or assign them to other counterparties when deemed necessary or appropriate to mitigate credit risks.

         The Company has established various committees to assist senior management in managing risk associated with investment banking and merchant banking transactions. The objectives of the committees are to review potential clients and engagements, utilize experience with similar clients and situations, perform credit analyses for certain commitments and to analyze the Company's potential role as a principal investor. The Company seeks to control the risks associated with its banking activities by a thorough review by various committees of the details of all transactions prior to accepting an engagement. Some of the committees which have been formed are the Fairness and Valuation Opinion Committee, the Private Placement Committee, the Restructuring Coordinating Committee, the Equity Commitment Committee, the High-Yield Underwriting Committee, the Bridge Commitment Committee and the Banking Review Committee.

         From time to time, the Company makes investments in certain merchant banking transactions or other long-term corporate development investments. DLJ's merchant banking group has established several investment entities, each of which has formed their own investment committee. These committees make all investment and disposition decisions with respect to potential and existing portfolio companies. In addition, senior officers of the Company meet on a quarterly basis to review merchant banking and corporate development investments. After a discussion of the financial and operational aspects of the companies involved, recommendations regarding carrying values are made for each investment to the Finance Committee. The Finance Committee then makes a determination of fair value following a review of such recommendations.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors and Stockholders
Donaldson, Lufkin & Jenrette, Inc.

We have audited the accompanying consolidated statements of financial condition of Donaldson, Lufkin & Jenrette, Inc. and subsidiaries as of December 31, 1996 and 1995, the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, and the related financial statement schedule. These consolidated financial statements and related financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Donaldson, Lufkin & Jenrette, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG Peat Marwick LLP
----------------------------
    KPMG Peat Marwick LLP

February 3, 1997

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

                 Consolidated Statements of Financial Condition
                (in thousands, except share and per share data)

                                                                   December 31,
                                                                 1996         1995
                                                             -----------  -----------
                             ASSETS

Cash and cash equivalents..................................  $   158,831  $   107,766
Cash and securities segregated for regulatory purposes or
  deposited with clearing organizations ...................      836,406      454,470
Securities purchased under agreements to resell............   20,598,738   18,748,224
Securities borrowed........................................    9,355,483    9,044,909
Receivables:
  Customers................................................    3,169,293    2,355,973
  Brokers, dealers and other...............................    4,001,131    1,622,858
Securities owned, at value:
  U.S. government and agencies.............................    6,882,604    5,601,090
  Corporate debt...........................................    4,424,649    3,469,899
  Foreign sovereign debt...................................    3,116,201      734,238
  Mortgage whole loans.....................................      275,510      359,756
  Equities and other.......................................    1,029,094      656,290
  Long-term corporate development investments..............      204,403      284,498
Mortgages, other receivables collateralized by
  real estate assets and real estate owned.................      405,221      466,066
Property, equipment and leasehold improvements, at cost,
  (net of accumulated depreciation and amortization of
  $163,004 and $137,640 respectively)......................      282,513      192,446
Other assets and deferred amounts..........................      763,595      478,011
                                                             -----------  -----------
Total Assets...............................................  $55,503,672  $44,576,494
                                                             ===========  ===========

          See accompanying notes to consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

                 Consolidated Statements of Financial Condition
                (in thousands, except share and per share data)

                                                                          December 31,
                                                                      1996            1995
                                                                  ------------    ------------
       LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings..........................................   $  1,162,896    $    758,538
Securities sold under agreements to repurchase.................     29,378,291      26,744,797
Securities loaned..............................................      2,724,773       2,624,213
Payables:
   Customers...................................................      3,897,817       2,561,258
   Brokers, dealers and other..................................      3,345,424       1,025,574
Securities sold not yet purchased, at value:
   U.S. government and agencies................................      6,864,643       5,407,572
   Corporate debt..............................................        646,421         529,273
   Foreign sovereign debt......................................      1,265,553         186,861
   Equities & other............................................        665,053         580,721
Accounts payable and accrued expenses..........................      1,721,255       1,397,465
Other liabilities..............................................        442,667         353,116
                                                                  ------------    ------------
                                                                    52,114,793      42,169,388
                                                                  ------------    ------------
Long-term borrowings...........................................      1,541,640         983,386
                                                                  ------------    ------------
      Total liabilities........................................     53,656,433      43,152,774
                                                                  ------------    ------------
Cumulative Exchangeable $8.83 Preferred Stock, at
   redemption value............................................              -         225,000
                                                                  ------------    ------------
Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely debentures
   of the Company..............................................        200,000               -
                                                                  ------------    ------------
Stockholders' Equity:
   Series A Preferred Stock, at liquidation preference.........        200,000               -
   Common stock ($0.10 par value; 150,000,000 shares
     authorized; 53,300,000 shares issued and outstanding).....          5,330           5,330
   Restricted stock units (5,179,147 units authorized;
     5,081,793 and 5,179,147 units issued and
     outstanding in 1996 and 1995, respectively)...............        104,167         106,163
   Paid-in capital.............................................        365,989         363,993
   Retained earnings...........................................        969,856         723,859
   Cumulative translation adjustment...........................          1,897            (625)
                                                                  ------------    ------------
      Total stockholders' equity...............................      1,647,239       1,198,720
                                                                  ------------    ------------
Total Liabilities and Stockholders' Equity.....................   $ 55,503,672    $ 44,576,494
                                                                  ============    ============

          See accompanying notes to consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

                       Consolidated Statements of Income
                      (in thousands, except per share data)

                                                                        Years Ended December 31,
                                                                       1996        1995        1994
                                                                   ----------- ----------- -----------
Revenues:
   Commissions.................................................    $   573,335 $   460,196 $   376,072
   Underwritings...............................................        714,183     441,547     261,094
   Fees........................................................        469,986     369,094     281,293
   Interest, net of interest to finance U.S. government,
    agency and mortgage-backed securities of $2,132,593,
    $2,019,153, and $1,612,823, respectively...................      1,074,223     904,078     791,888
   Principal transactions-net:
    Trading....................................................        435,382     364,886     165,727
    Investment.................................................        162,975     163,695      97,588
   Other.......................................................         60,672      55,133      35,021
                                                                   ----------- ----------- -----------
     Total revenues............................................      3,490,756   2,758,629   2,008,683
                                                                   ----------- ----------- -----------
Costs and Expenses:
   Compensation and benefits...................................      1,538,754   1,261,437     897,828
   Compensation expense-restricted stock units.................              -       6,163           -
   Interest....................................................        733,207     680,616     503,832
   Brokerage, clearing,
    exchange fees and other....................................        201,292     168,116     135,623
   Occupancy and equipment.....................................        159,330     127,094      90,059
   Communications..............................................         53,657      42,807      36,585
   Other operating expenses....................................        330,716     173,896     139,756
                                                                   ----------- ----------- -----------
     Total costs and expenses..................................      3,016,956   2,460,129   1,803,683
                                                                   ----------- ----------- -----------
Income before provision for income taxes.......................        473,800     298,500     205,000
                                                                   ----------- ----------- -----------
Provision for income taxes.....................................        182,500     119,400      82,000
                                                                   ----------- ----------- -----------
Net income.....................................................    $   291,300 $   179,100 $   123,000
                                                                   =========== =========== ===========
Dividends on preferred stock...................................    $    18,653 $    19,868 $    20,970
                                                                   =========== =========== ===========
Earnings applicable to common shares...........................    $   272,647 $   159,232 $   102,030
                                                                   =========== =========== ===========
Weighted average common shares outstanding.....................         59,918      51,657
                                                                   =========== ===========
Earnings per common share......................................    $      4.55 $      3.08
                                                                   =========== ===========
Pro forma weighted average common shares outstanding...........                                 51,475
                                                                                           ===========
Pro forma earnings per common share............................                            $      1.98
                                                                                           ===========

          See accompanying notes to consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

              For the Years Ended December 31, 1994, 1995 and 1996
                     (In thousands, except per share data)

                                    Series A                Restricted                                Cumulative
                                   Preferred     Common       Stock         Paid-in      Retained     Translation
                                     Stock       Stock         Units        Capital      Earnings     Adjustment        Total
                                   ---------    --------    ----------     ---------    ----------    -----------    -----------
Balances at December 31,
  1993.........................    $       0    $  1,000    $        0     $ 232,080    $  518,049    $     (835)    $   750,294

Net income.....................            -           -             -             -       123,000             -         123,000
Dividends:
   Common stock
   ($0.65 per share)...........            -           -             -             -       (32,524)            -         (32,524)
   Preferred stock
   ($9.32 per share)...........            -           -             -             -       (20,970)            -         (20,970)
Translation adjustment.........            -           -             -             -             -           491             491
                                   ---------    --------    ----------     ---------    ----------    -----------    -----------

Balances at December 31,
  1994.........................            0       1,000             0       232,080       587,555          (344)        820,291

Net income.....................            -           -             -             -       179,100             -         179,100
Dividends:
   Common stock
   ($0.45 per share)...........            -           -             -             -       (22,928)            -         (22,928)
   Preferred stock
   ($8.83 per share)...........            -           -             -             -       (19,868)            -         (19,868)
Stock split....................            -       4,000             -        (4,000)            -             -               -
Additional capital contri-
   bution from Equitable.......            -           -             -        55,000             -             -          55,000
Net proceeds from issu-
   ance of common stock
   in Initial Public Offering..            -         330             -        80,913             -             -          81,243
Issuance of restricted
   stock units.................            -           -       106,163             -             -             -         106,163
Translation adjustment.........            -           -             -             -             -          (281)           (281)
                                   ---------    --------    ----------     ---------    ----------    -----------    -----------
Balances at December 31,
  1995.........................            0       5,330       106,163       363,993       723,859          (625)      1,198,720

Net income.....................            -           -             -             -       291,300             -         291,300
Dividends:
   Common stock
   ($0.50 per share)...........            -           -             -             -       (26,650)            -         (26,650)
   Preferred stock
   ($8.29 per share)...........            -           -             -             -       (18,653)            -         (18,653)
Forfeiture of restricted
   stock units.................            -           -        (1,996)        1,996             -             -               -
Issuance of Series A
  preferred stock..............      200,000           -             -             -             -             -         200,000
Translation adjustment.........            -           -             -             -             -         2,522           2,522
                                   ---------    --------    ----------     ---------    ----------    -----------    -----------
Balances at December 31,
  1996.........................    $ 200,000    $  5,330    $  104,167     $ 365,989    $ 969,856     $    1,897     $ 1,647,239
                                   =========    ========    ==========     =========    ==========    ===========    ===========

          See accompanying notes to consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                       Years Ended December 31,
                                                                               1996             1995             1994
                                                                           ------------     ------------     ------------
Cash flows from operating activities:
  Net income.........................................................      $    291,300     $    179,100     $    123,000
                                                                           ------------     ------------     ------------
  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
     Depreciation and amortization...................................            53,485           38,082           24,382
     Deferred taxes..................................................          (120,022)        (119,657)         (55,805)
     (Increase) decrease in unrealized appreciation of long-
       term corporate development investments........................            50,283           97,792          (17,481)
     Compensation expense-restricted stock units.....................                 -            6,163                -
     Other-net.......................................................               346            1,062              982
                                                                           ------------     ------------     ------------
                                                                                275,392          202,542           75,078
   (Increase) decrease in  operating assets:
     Cash and securities segregated for regulatory
       purposes or deposited with clearing organizations.............          (381,936)         278,540          197,772
     Securities purchased under agreements to resell.................             9,191       (5,462,395)         620,133
     Securities borrowed.............................................          (310,574)        (354,478)       1,337,057
     Receivables from customers......................................          (813,320)        (707,330)        (384,805)
     Receivables from brokers, dealers and other.....................        (2,378,273)        (177,131)       1,008,110
     Securities owned, at value......................................        (4,906,785)      (1,796,269)       2,619,844
     Other assets and deferred amounts...............................          (143,500)         (14,156)         (75,884)
   (Decrease) increase in operating liabilities:
     Securities sold under agreements to repurchase..................            (9,191)       5,462,395         (620,133)
     Securities loaned...............................................           100,560          595,548       (1,164,538)
     Payables to customers...........................................         1,336,559          604,648         (332,807)
     Payables to brokers, dealers and other..........................         2,319,850          (75,226)        (864,852)
     Securities sold not yet purchased, at value.....................         2,737,243        1,172,509         (470,056)
     Accounts payable and accrued expenses...........................           323,790          450,166           35,911
     Other liabilities...............................................            89,551           15,293          153,177
     Translation adjustment..........................................             2,522             (281)             491
                                                                           ------------     ------------     ------------
Net cash (used in) provided by operating activities..................      $ (1,748,921)    $    194,375      $ 2,134,498
                                                                           ------------     ------------     ------------

          See accompanying notes to consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                       Years Ended December 31,
                                                                                1996             1995              1994
                                                                            -----------      -----------       -----------
Cash flows from investing activities:
  Net (payments for) proceeds from:
    Purchases of long-term corporate development
      investments......................................................      $  (87,600)       $ (98,396)      $  (77,450)
    Sales of long-term corporate development investments...............         117,412           78,078           58,650
    Purchases of property, equipment and leasehold improvements........        (142,597)        (141,935)         (48,630)
    Purchases of mortgages, other receivables collateralized by real
      estate assets and real estate owned..............................          (1,950)        (117,518)        (290,404)
    Sales of mortgages, other receivables collateralized by real
      estate assets and real estate owned..............................          34,274           16,958          127,887
    Other assets.......................................................           5,504           42,272          (37,500)
                                                                            -----------      -----------      -----------
Net cash used in investing activities..................................         (74,957)        (220,541)        (267,447)
                                                                            -----------      -----------      -----------
Cash flows from financing activities:
  Net proceeds from (payments for):
    Short-term financings..............................................       1,187,338         (541,832)      (1,851,473)
    Structured notes...................................................         191,764           24,470                -
    Issuance of common stock in Initial Public Offering................               -           81,243                -
    Issuance of restricted stock units.................................               -          100,000                -
    Senior Debt Offering...............................................               -          496,755                -
    Convertible debentures.............................................          43,500                -                -
    Medium-Term notes..................................................         249,515                -                -
    Swiss Franc Bonds..................................................        (105,513)               -                -
    Subordinated debt financings.......................................         (43,171)             175           49,586
    Other long-term debt...............................................          (3,187)         (69,937)         (41,714)
    Senior notes payable...............................................               -           (9,000)         (18,000)
    Company obligated mandatorily redeemable preferred securities......         200,000                -                -
    Issuance of Series A Preferred Stock...............................         200,000                -                -
    Dividends..........................................................         (45,303)         (42,796)         (53,494)
    Secured term loan agreement........................................               -          250,000                -
    Secured term loan agreement........................................               -         (250,000)               -
                                                                            -----------      -----------      -----------
Net cash provided by (used in) financing activities....................       1,874,943           39,078       (1,915,095)
                                                                            -----------      -----------      -----------
Increase (decrease) in cash and cash equivalents.......................          51,065           12,912          (48,044)
Cash and cash equivalents at beginning of year........................          107,766           94,854          142,898
                                                                            -----------      -----------      -----------
Cash and cash equivalents at end of year..............................      $   158,831      $   107,766      $    94,854
                                                                            ===========      ===========      ===========

          See accompanying notes to consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                               December 31, 1996

1.       Summary of Significant Accounting Policies

The consolidated financial statements include Donaldson, Lufkin & Jenrette, Inc. and its subsidiaries ("DLJ" or the "Company"). All significant intercompany balances and transactions have been eliminated. The Company is a majority owned subsidiary of the Equitable Companies Incorporated and its subsidiaries (together, "Equitable"). The Company's separate financial statements reflect Equitable's cost basis established at the time of Equitable's acquisition of the Company in 1985.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Substantially all of the Company's financial assets and liabilities, as well as financial instruments with off-balance sheet risk, are carried at market or fair values or are carried at amounts which approximate fair value because of their short-term nature. Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument, specifically, the value of the underlying financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument.

For purposes of the consolidated financial statements, the Company considers all demand deposits held in banks, and certain highly liquid investments with maturities of 90 days or less other than those held for sale in the ordinary course of business to be cash equivalents.

Receivables from and payables to customers include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for these receivables. Such collateral is not reflected in the consolidated financial statements.

Securities borrowed and securities loaned are financing arrangements which are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions require the Company to deposit cash, letters of credit or other collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash or other collateral in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis with additional collateral obtained or refunded as necessary.

Securities sold under agreements to repurchase (repurchase agreements) and securities purchased under agreements to resell (resale agreements) are treated as financing arrangements and are carried at contract amounts reflective of the amounts at which the securities will be subsequently reacquired or resold as specified in the respective agreements. Interest is accrued on such contract amounts and is included in receivables from and payables to brokers, dealers and other in the accompanying consolidated statements of financial condition. The Company takes possession of the underlying assets purchased under agreements to resell and obtains additional collateral when the market value falls below the contract value. Repurchase and resale agreements with the same counterparty, same maturity date, which settle through the Federal Reserve system and which are subject to master netting agreements are presented net in the consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

U.S. government and agency securities, mortgage-backed securities, options, futures and forward transactions and certain other debt obligations are recorded in the consolidated financial statements on a trade date basis. All other securities are recorded on a settlement date basis and adjustments are made to a trade date basis, if significant.

Securities owned (other than long-term corporate development investments) are carried at market value. Changes in unrealized appreciation (depreciation) arising from fluctuations in market value or upon realization of security positions are reflected in revenues, principal transactions-net, trading.

Long-term corporate development investments represent the Company's involvement in private debt and equity investments which generally have no readily available market or may otherwise be restricted as to resale under the Securities Act of 1933. Accordingly, these investments are carried at estimated fair value as determined by the Finance Committee of the Board of Directors. The cost of these investments was $246.4 million and $276.2 million at December 31, 1996 and 1995, respectively. The (decrease) increase in net unrealized appreciation of long-term corporate development investments amounted to $(50.3) million, $(97.8) million and $17.5 million for the years ended December 31, 1996, 1995 and 1994, respectively. Changes in net unrealized appreciation arising from changes in fair value or upon realization are reflected in revenues, principal transactions-net, investment.

Mortgages, other receivables collateralized by real estate assets and real estate owned generally represent the Company's interest in mortgages receivable and are carried at amounts approximating fair value, determined by reference to the cash flows and/or estimated sales prices of the underlying properties.

Property and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful life of the related assets ranging from three to eight years. Leasehold improvements are amortized over the lesser of the useful life of the improvement or term of the lease. Exchange memberships owned by the Company are included in other assets and are carried at cost.

Assets and liabilities of foreign subsidiaries denominated in non-U.S. dollar currencies are translated at exchange rates prevailing at the date of the consolidated statements of financial condition. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included as a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in the consolidated statements of income.

The Company is included in the consolidated Federal income tax returns filed by Equitable. DLJ provides taxes as if the Company files a separate tax return. Related current and deferred tax receivables or liabilities with Equitable are included in other assets or liabilities in the consolidated statements of financial condition. Deferred tax expenses and benefits are recognized in the consolidated financial statements for the changes in deferred tax liabilities and assets. Under a tax sharing agreement with Equitable, all Federal taxes payable by the Company are payable to Equitable for periods while the Company is at least 80% owned by Equitable. Effective January 1, 1997, Equitable's ownership for tax purposes declined to under 80% and therefore, the Company will begin to file its own U.S. consolidated Federal income tax return separate and apart from Equitable.

All liabilities related to postretirement and postemployment benefits have been provided for and the related costs are not significant.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

In June 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. In December 1996, the FASB issued SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" which delays until January 1, 1998 the effective date for certain provisions. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

Certain reclassifications have been made to prior year consolidated financial statements to conform to the 1996 presentation.

2.       Equity Distribution and Senior Debt Offering

On October 30, 1995, the Company completed an initial public offering (the "Initial Public Offering" or "IPO"). Of the 10.6 million shares of Common Stock sold in the IPO, 7.3 million shares were sold by Equitable and 3.3 million shares were sold by the Company, at $27.00 per share. This transaction had the effect of reducing Equitable's ownership in the Company from 100 percent to
80.2 percent. Equitable's ownership will be further reduced upon the vesting of forfeitable restricted stock units ("RSUs") acquired by, and/or the exercise of certain options granted to, certain of the Company's employees in connection with the IPO. (See Note 13-Employee Benefit Plans for a discussion of RSUs and options issued in connection with the IPO.) Proceeds to the Company from the IPO amounted to approximately $81.2 million, net of related expenses.

Concurrent with the IPO, the Company completed the public offering of $500 million aggregate principal of 6 7/8% Senior Notes due November 1, 2005 ("the Senior Debt Offering"). (See Note 5) Proceeds from the Senior Debt Offering amounted to approximately $493.5 million (net of underwriting discounts and commissions) and, along with the proceeds from the IPO, were primarily used to repay certain outstanding indebtedness.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

3.       Related Party Transactions

In the normal course of business, the Company provides brokerage services including clearance, investment banking and related activities for Equitable and certain of its affiliates. The amounts related to such activities are not significant. The Company also manages a bridge facility that provides short-term loans in connection with merchant banking transactions. The facility includes a $500 million commitment of senior revolving debt from a commercial bank syndicate and a $750 million commitment of subordinated debt from Equitable. The Company has agreed to pay Equitable the first $25 million of aggregate principal losses incurred by Equitable with respect to all bridge loans outstanding on September 30, 1995 and the first $25 million of aggregate principal losses incurred by Equitable with respect to bridge loans made after September 30, 1995, plus the amount, if any, by which any individual loss exceeds $150 million. Additionally, Equitable has committed $250 million to a facility formed for the purpose of making senior credit facilities available to corporate borrowers.

Amounts payable to Equitable and its affiliates consist primarily of federal income taxes pursuant to a federal income tax sharing agreement between the Company and Equitable amounting to $24.4 million and $71.6 million at December 31, 1996 and 1995, respectively, and are included in other liabilities in the accompanying consolidated statements of financial condition. The Company does not pay or receive interest on the outstanding balances with Equitable. The average balances outstanding amounted to $74.9 million and $107.8 million at December 31, 1996 and 1995, respectively. Dividends on common stock of $21.4 million, $21.6 million and $32.5 million were paid or accrued to Equitable for the years ended December 31, 1996, 1995 and 1994, respectively.

4.       Cash and Securities Segregated Under Federal and Other Regulations

Cash of $13.2 million and $9.9 million and securities with a market value of $770.0 million and $409.7 million as of December 31, 1996 and 1995, respectively, have been segregated in special reserve bank accounts for the benefit of customers in accordance with regulations of the Securities and Exchange Commission and the Commodities Futures Trading Commission.

5.       Borrowings

Short-term borrowings are from banks and other financial institutions and are generally demand obligations, at interest rates approximating Federal fund rates. Such borrowings are generally used to finance securities inventories, to facilitate the securities settlement process and to finance securities purchased by customers on margin. At December 31, 1996 and 1995, securities owned by the Company, aggregating $363.6 million and $178.1 million, respectively, were pledged to secure certain of these borrowings.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

Short-term borrowings and repurchase agreements and the weighted average interest rates related to these borrowings at December 31, 1996 and 1995 are as follows:

                                                                                     Weighted Average
                                                            Amounts                   Interest Rates
                                                         December 31,                  December 31,
                                                     1996           1995           1996           1995
                                                   --------       --------       --------       --------
                                                        (In millions)

Securities sold under agreements to repurchase.... $ 29,378       $ 26,745         6.08%          5.69%
Bank loans........................................      669            400         6.89           6.21
Borrowings from other financial institutions......      197            358         6.95           6.28

Additionally, included in short-term borrowings at December 31, 1996 are $297.0 million of structured notes with maturities of less than one year. The weighted average interest rate of such notes issued with a stated coupon was 5.40%.

The Company also finances its activities through long-term borrowing arrangements. Long-term borrowings, including current maturities of $112.0 million and $110.3 million at December 31, 1996 and 1995, respectively, consist of the following:

                                                                                 December 31,
                                                                              1996         1995
                                                                             ------       ------
                                                                               (In thousands)
Senior notes, 6 7/8% due in 2005.....................................     $   497,160    $ 496,836
Senior subordinated revolving credit agreement
  due in 1998........................................................         206,500      250,000
Subordinated exchange notes, 9 5/8% due in 2003......................         225,000            -
Structured notes.....................................................         216,234       24,470
Medium-term notes, 5 5/8% due in 2016................................         249,537            -
Medium-term notes, 7.88% due in 1997.................................          88,000       88,000
Swiss Franc bonds, 10.55% due in 1996................................               -      105,513
Junior subordinated convertible debentures, 6.1875%
 due in 2001.........................................................          43,500            -
Other................................................................          15,709       18,567
                                                                          -----------    ---------
     Total long-term borrowings......................................     $ 1,541,640    $ 983,386
                                                                          ===========    =========

Scheduled maturities of long-term borrowings are as follows:

                                                                                 December 31,
                                                                              1996         1995
                                                                             ------       ------
                                                                               (In thousands)

                                       1996...........................    $         -    $ 110,333
                                       1997...........................        112,010      105,923
                                       1998...........................        230,018      250,126
                                       1999...........................         42,654          814
                                       2000...........................             70       19,354
                                       2001-2016......................      1,156,888      496,836
                                                                          -----------    ---------
                                                                          $ 1,541,640    $ 983,386
                                                                          ===========    =========


               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

The commitment under the senior subordinated revolving credit agreement was increased to $325 million in January 1995. Interest on the senior subordinated revolving credit agreement is 6.375% and 6.75% at December 31, 1996 and 1995, respectively and is calculated based on the London Interbank Offered Rate ("LIBOR").

In March 1995, the Company entered into a secured term loan agreement for $250.0 million which was collateralized by bonds secured by real estate assets and originally due in 1999. In October 1995, this agreement was repaid in full with the proceeds of the IPO and the Senior Debt Offering.

In October 1995, the Company issued at a discount $500 million aggregate principal amount of 6 7/8% Senior Notes due November 1, 2005 (the "Senior Notes") in the Senior Debt Offering. Interest is payable semi-annually in arrears on May 1 and November 1 commencing on May 1, 1996. The Senior Notes are not redeemable by the Company prior to maturity and are not entitled to any sinking fund.

In January 1996, the Swiss Franc bonds of $105.5 million plus accrued interest were repaid in full.

In February 1996, a shelf registration statement, which enables the Company to issue from time to time up to $500 million in aggregate public offering price of Senior Debt Securities and/or Preferred Stock, was declared effective by the Securities and Exchange Commission. On February 15, 1996, the Company completed an offering under such shelf registration statement of $250 million aggregate principal amount of its 5 5/8% Medium-Term Notes due February 15, 2016. The notes are repayable by the Company, in whole or in part, at the option of the holders on February 15, 2001.

Structured notes are customized financing instruments in which the amount of interest or principal paid on the debt obligation is linked to the return on specific cash market financial instruments. At December 31, 1996 the weighted average interest rate of structured notes issued with a stated coupon was 11.12%. The notes mature at various dates through 2007.

In July 1996, $43.5 million junior subordinated convertible debentures were issued by a subsidiary of the Company. The debentures are convertible, in whole or in part, at the option of an affiliate, into adjustable rate cumulative redeemable preferred stock of the subsidiary on or after July 31, 1997.

In October 1996, the Company exercised its option under the terms of the $8.83 Cumulative Preferred Stock agreement to exchange all 2.25 million shares outstanding for $225 million in aggregate principal amount of 9.58% Subordinated Exchange Notes due 2003. The notes are redeemable, in whole or in part, at the option of the Company at any time (See Note 11-Preferred Securities).

Interest paid on all borrowings and financing arrangements amounted to $2.8 billion, $2.7 billion and $2.1 billion for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company has committed credit facilities which enables it to borrow up to $1.28 billion on a secured basis and $650 million on an unsecured basis. Interest rates to be charged are based upon Federal funds, Eurodollar or negotiated rates, as applicable. There were no borrowings outstanding at December 31, 1996 and 1995 under these agreements.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

6.       Income Taxes

Income taxes included in the consolidated statements of income represent the following:

                                                     Current       Deferred        Total
                                                    ---------     ----------     ---------
                                                                (In thousands)
    Year ended December 31, 1996:
    U.S. Federal...............................     $ 222,225     $  (88,970)    $ 133,255
    Foreign....................................        16,045              -        16,045
    State and local............................        64,252        (31,052)       33,200
                                                    ---------     ----------     ---------
                                                    $ 302,522     $ (120,022)    $ 182,500
                                                    =========     ==========     =========

    Year ended December 31, 1995:
    U.S. Federal...............................     $ 197,200     $ (104,700)    $  92,500
    Foreign....................................           760              -           760
    State and local............................        41,097        (14,957)       26,140
                                                    ---------     ----------     ---------
                                                    $ 239,057     $ (119,657)    $ 119,400
                                                    =========     ==========     =========

    Year ended December 31, 1994:
    U.S. Federal...............................     $ 115,067     $  (45,417)    $  69,650
    Foreign....................................         1,305              -         1,305
    State and local............................        21,433        (10,388)       11,045
                                                    ---------     ----------     ---------
                                                    $ 137,805     $  (55,805)    $  82,000
                                                    =========     ==========     =========

The difference between the "expected" Federal tax rate and expense computed by applying the statutory tax rate to income before provision for income taxes and the effective tax rate and expense is as follows (dollar amounts in thousands):

                                           1996                    1995                   1994
                                   --------------------    --------------------   --------------------
                                                Percent                 Percent                Percent
                                                  of                       of                     of
                                                Pre-tax                 Pre-tax                Pre-tax
                                     Amount     Income       Amount     Income      Amount     Income
                                   ----------   -------    ----------   -------   ----------   -------
 Computed "expected"
   tax provision............       $ 165,830     35.0%     $ 104,475     35.0%     $ 71,750     35.0%
 Non-taxable income
   and expense items........          (4,910)    (1.1)        (2,560)    (0.9)        2,223      1.1
 State and local  taxes,
   net of related Federal
   income tax benefit.......          21,580      4.6         17,485      5.9         8,027      3.9
                                   ----------   -------    ----------   -------   ----------   -------
                                   $ 182,500     38.5%     $ 119,400     40.0%     $ 82,000     40.0%
                                   ==========   =======    ==========   =======   ==========   =======

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are as follows:

                                                                    1996          1995
                                                                 ---------     ---------
                                                                      (In thousands)
         Deferred tax assets:
              Inventory.....................................     $  15,463     $   7,705
              Investments...................................        56,612        59,116
              Other liabilities and accrued expenses........       385,040       305,197
              Fixed assets..................................        13,737         5,418
              Other.........................................             -         3,700
         Deferred tax liabilities:
              Inventory.....................................       (49,349)      (52,334)
              Investments...................................       (34,072)      (64,026)
              Fixed assets..................................        (3,796)       (1,139)
              Other.........................................          (282)         (306)
                                                                 ---------     ---------

         Net deferred tax asset.............................     $ 383,353     $ 263,331
                                                                 =========     =========

There are no valuation allowances recorded against deferred tax assets at December 31, 1996 and 1995 since management has determined that there is sufficient taxable income from carryback years and anticipated future reversals of existing taxable temporary differences to offset the tax benefit of deductible temporary differences.

Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

An affiliate of Equitable is included in the combined return for certain state and local tax returns filed by the Company. Effective January 1, 1997, Equitable's ownership for tax purposes declined to under 80% and therefore such affiliate will no longer be included in the Company's state and local tax returns.

Net Federal income tax equivalents paid to Equitable were $267.5 million, $277.8 million and $87.0 million in the years ended December 31, 1996, 1995 and 1994, respectively.

7.       Net Capital

The Company's wholly owned principal subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") is a registered broker-dealer, a registered futures commission merchant and member firm of The New York Stock Exchange, Inc. (the "NYSE") and, accordingly is subject to the minimum net capital requirements of the Securities and Exchange Commission, NYSE and the Commodities Futures Trading Commission. As such, it is subject to NYSE's net capital rule which conforms to the Uniform Net Capital Rule pursuant to rule 15c3-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the required net capital, as defined, shall not be less than two percent of aggregate debit balances arising from customer transactions, as defined, or four percent of segregated funds, as defined, whichever is greater. The NYSE may also require a member firm to reduce its business if its net capital is less than four percent of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit balances. At December 31, 1996, DLJSC's net capital of approximately $654.1 million was 21% of aggregate debit balances and in excess of the minimum requirement by approximately $584.0 million.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

Certain other U.S. and foreign subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At December 31, 1996 and 1995 the Company and its subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

8.       Derivative Financial Instruments

Substantially all of the Company's business related to derivatives is by its nature trading activities which are primarily for the purpose of customer accommodations. The Company's derivative activities consist primarily of option writing and trading in forward and futures contracts. Derivative financial instruments have both on-and off-balance sheet implications depending on the nature of the contracts. The Company's involvement in swap contracts is not significant.

Accounting Policies

Changes in unrealized gains or losses on all derivative instruments are included in the consolidated statements of income in principal transactions-net, trading. Changes in the value of options contracts are included in the consolidated statements of income. Fair value of the options includes the premiums which are deferred and are recognized as revenue over the life of the option contracts on a straight-line basis or are recognized as revenue through the change in the fair value of the option. The notional amounts of forward and futures contracts are treated as off-balance sheet items. Changes in unrealized gains and losses on forward and futures contracts are included in the consolidated statements of income with corresponding offsetting amounts reflected as assets or liabilities.

Options

As part of customer accommodations the Company writes option contracts specifically designed to meet customers' needs. As a writer of over the counter ("OTC") option contracts, the Company receives a cash premium at the beginning of the contract period and bears the risk of unfavorable changes in the value of the financial instruments underlying the options. Options written do not expose the Company to credit risk since they obligate the Company (not its counterparty) to perform. With respect to the financial instruments underlying these options, the Company makes a determination that credit exposures are appropriate for the particular counterparty with whom business is conducted. The Company generally covers its market risk associated with the options business by purchasing or selling cash or other derivative financial instruments on a proprietary basis to cover the options written. Such purchases and sales may include debt and equity securities, futures and forward contracts and options. The Company reviews the creditworthiness of the counterparties of such covering transactions. Future cash requirements for options written are equal to the fair value of the options. Option contracts are typically written for a duration of less than 13 months and are included in the balance sheet at fair value. Option premiums are recognized as revenue over the life of the option contracts on a straight-line basis or are recognized as revenue through the change in the fair value of the option.

The notional (contract) value of the written options was $8.6 billion and $3.7 billion at December 31, 1996 and 1995, respectively. Such options contracts are covered by the following financial

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES instruments which the Company has purchased or sold on a proprietary basis and are reflected in the table below at either the underlying contract (notional) amounts for derivative instruments or at market value for cash instruments:

                                                                      December 31,
                                                                   1996        1995
                                                                  -------     -------
                                                                      (In millions)
         U.S. government, mortgage-backed
              securities and options thereon.................     $ 4,679     $ 1,569
         Foreign sovereign debt securities...................       2,460         666
         Equity swap contracts...............................          70         408
         Currency forward contracts..........................          18           -
         Futures contracts...................................         306         183
         Equities and other..................................       1,079         911
                                                                  -------     -------

                    Total....................................     $ 8,612     $ 3,737
                                                                  =======     =======

The trading revenues from option writing activity (net of related interest expense) were approximately $71.2 million, $96.0 million and $100.3 million for the years ended December 31, 1996, 1995 and 1994, respectively. The fair value of options is measured by the unamortized premiums and the intrinsic value determined from various pricing sources. The average fair value of the options was approximately $172.7 million and $128.7 million for the years ended December 31, 1996 and 1995, respectively. The fair value of options was approximately $241.9 million and $154.4 million at December 31, 1996 and 1995, respectively, and were included as liabilities in the accompanying consolidated statements of financial condition.

Forwards and Futures

As part of its trading activities, the Company enters into forward purchases and sales contracts for mortgage-backed securities and foreign currencies. The Company also enters into futures contracts on equity-based indices, foreign currencies and other financial instruments as well as options on futures contracts. Forward and futures contracts are treated as off-balance sheet items. Changes in unrealized gains and losses on forward and futures contracts are included in the consolidated statements of income with corresponding offsetting amounts reflected as assets or liabilities. Market risk for a forward and future is the movement of price on the notional value of the contracts. Cash requirements at inception equal the original margin on futures contracts. Generally, no cash is required at inception for forward contracts. The cash requirement at settlement is equal to the notional value on the contract for a forward contract and the daily changes in market value for a futures contract. The performance of forward contracts is dependent on the financial reliability of the counterparty and exposes the Company to credit risk. The Company monitors credit exposure of forward contracts by limiting transactions with specific counterparties, reviewing credit limits and adhering to internally established credit extension policies. Futures contracts and options on futures contracts are exchange-traded financial instruments that generally do not represent exposure to credit risk due to daily cash settlements of the change in market value with the exchanges. The credit risk with the futures exchange is limited to the net positive change in the market value for a single day. The following is a summary of the values of these contracts at December 31, 1996 and 1995:

                                                                              December 31,
                                                                           1996         1995
                                                                         --------     --------
                                                                              (In millions)
         Forward Contracts:
              Purchased at notional (contract) value................     $ 14,070     $ 18,186
              Sold at notional (contract) value.....................       17,917       17,066

         Futures Contracts and Options on Futures Contracts:
              Purchased at market value.............................      $ 1,420     $  1,129
              Sold at market value..................................        2,774        1,932

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

The following is a summary of the values of these contracts included in the consolidated financial statements at December 31, 1996 and 1995:

                                                                                     December 31,
                                                                                   1996       1995
                                                                                  ------     ------
                                                                                    (In millions)
         Forward Contracts:
              Average fair values included in liabilities during
                the period.............................................           $ (10)     $  (4)
              Unrealized gains included in total assets
                at end of period.......................................              44         48
              Unrealized losses included in total liabilities at
                 end of period.........................................              46         51

         Futures Contracts:
              Average fair values included in assets during
                the period.............................................           $   2      $   -
              Average fair values included in liabilities during
                the period.............................................               -         (6)
              Unrealized gains included in total assets
                at end of period.......................................               6          -

Net trading gains (losses) on forward contracts were $39.0 million, $149.0 million and $(157.0) million and net trading gains (losses) on futures contracts were $8.0 million, $(58.0) million and $59.0 million for the years ended December 31, 1996, 1995 and 1994, respectively.

Average fair values during the period were computed using month-end averages. The fair values of futures contracts are measured by reference to quoted market prices. Fair values of forward contracts are estimated on the basis of dealer quotes, pricing models or quoted prices for financial instruments with similar characteristics. The Company generally enters into futures and forward transactions for periods of 90 days or less. The remaining maturities for all options, forwards and futures are less than 13 months.

9.       Financial Instruments With Off-Balance Sheet Risk

In the normal course of business, the Company's customer, trading and correspondent clearance activities involve the execution, settlement and financing of various securities and financial instrument transactions. The execution of these transactions includes the purchase and sale (including "short sales") of securities, the writing of options, and the purchase and sale of financial futures contracts and forward purchase and sales contracts for mortgage-backed securities and foreign currencies. These activities may expose the Company to off-balance sheet risk in the event the customer or counterparty to the transaction is unable to fulfill its contractual obligations and margin requirements are not sufficient to fully cover losses. In these situations, the Company may be required to purchase or sell financial instruments at prevailing market prices which may not fully cover the obligations of its customers or counterparties. The Company limits this risk by requiring customers and counterparties to maintain margin collateral that is in compliance with regulatory and internal guidelines. Additionally, with respect to the Company's correspondent clearance activities, introducing correspondent brokers are required to guarantee the performance of their customers in meeting contractual obligations.

The Company's financing and securities settlement activities involve the Company using securities as collateral in support of various secured financing sources. In the event the counterparty does not meet its contracted obligation to return securities used as collateral, the Company may be exposed to the risk of reacquiring the securities at prevailing market prices in order to satisfy its obligations. The Company controls this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

The Company's activities include entering into forward contracts which provide for the future delivery or receipt of securities at a specified price or yield. Risk arises from the potential inability of counterparties to perform under the terms of the contracts and from changes in securities value and interest rates. The Company controls the risk by monitoring the market value of the securities contracted for on a daily basis and reviewing the creditworthiness of the counterparties. The Company reflects the changes in the market value of these instruments in the consolidated statements of income. The settlement of these transactions is not expected to have a material adverse effect on the Company's consolidated financial statements.

Risks associated with letters of credit, guarantees or underwriting commitments are not significant.

10.      Concentrations of Credit Risk

As a securities broker and dealer, the Company is engaged in various securities trading and brokerage activities servicing a diverse group of domestic and foreign corporations, governments, institutional and individual investors. A substantial portion of the Company's transactions are executed with and on behalf of institutional investors including other brokers and dealers, mortgage brokers, commercial banks, U.S. governmental agencies, mutual funds and other financial institutions and are generally collateralized. The Company's exposure to credit risk associated with the nonperformance of these counterparties in fulfilling their contractual obligations pursuant to securities transactions, can be directly impacted by volatile securities markets, credit markets and regulatory changes. Credit risk is the amount of accounting loss the Company would incur if a counterparty failed to perform its obligations under contractual terms and the collateral held, if any, was deemed insufficient. All counterparties are reviewed on a regular basis to establish appropriate exposure limits for a variety of transactions. In certain cases, specific transactions are analyzed to determine the amount of potential exposure that could arise, and the counterparty's credit is reviewed to determine whether it supports such exposure. In addition to the counterparty's credit status, the Company analyzes market movements that could affect exposure levels. The Company considers four main factors that may affect trades in determining trading limits: the settlement method; the time it will take for a trade to settle (i.e., the maturity of the trade); the volatility that could affect the value of the securities involved in the trade; and the size of the trade. In addition to determining trading limits, the Company actively manages the credit exposure relating to its trading activities by entering into master netting agreements when feasible; monitoring the creditworthiness of counterparties and the related trading limits on an ongoing basis and requesting additional collateral when deemed necessary; diversifying and limiting exposure to individual counterparties and geographic locations; and limiting the duration of exposure. In certain cases, the Company may also close out transactions or assign them to other counterparties when deemed necessary or appropriate to mitigate credit risks.

The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the Company extends credit to the customer, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customer's account. The Company seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels daily and, pursuant to such guidelines, requires the customers to deposit additional collateral, or reduce positions, when necessary.

11.      Preferred Securities

During the third quarter of 1996, the Company and its wholly owned trust, DLJ Capital Trust I (the "Trust") completed an offering from a shelf registration of $200 million of the Trust's 8.42% mandatorily redeemable preferred securities. The Trust exists for the sole purpose of issuing preferred securities and common securities and investing the proceeds in an equivalent amount of junior subordinated debentures of the Company. The only assets of its Trust at December 31, 1996 were $200 million of 8.42% Junior Subordinated Debentures of the Company due 2046. The Junior Subordinated Debentures are redeemable by the Company, in whole or in part, on or after August 31, 2001. The Trust must redeem its preferred securities having an aggregate liquidation amount equal to the aggregate principal amount of junior subordinated debentures redeemed.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

The Company guarantees payment to the holders of the preferred securities issued by the Trust, to the extent the Company has made principal and interest payments on the Junior Subordinated Debentures. The Company has issued a full and unconditional guarantee of the Trust's obligations under the preferred securities of the Trust.

In addition, in October 1996, the Company exercised its option under the terms of the $8.83 Cumulative Preferred Stock agreement to exchange all 2.25 million shares outstanding for $225 million in aggregate principal amount of 9.58% Subordinated Exchange Notes due October 15, 2003. The notes are redeemable, in whole or in part, at the option of the Company, at any time.

12.      Stockholders' Equity

In August 1995, the Company amended its Certificate of Incorporation whereby the amount of total authorized shares of Common Stock was increased to 150.0 million shares and the Company declared a 5-to-1 stock split ("the 1995 Stock Split"). All share, per share and dividend per share amounts have been retroactively restated to reflect this split.

In October 1995, Equitable made a capital contribution to the Company of a portion of its investment in a New York Stock Exchange listed company valued at $55.0 million at the time of the contribution. Such shares were recorded at Equitable's carrying value immediately prior to the contribution, marked to market as appropriate, and sold in 1996 at a nominal profit.

In October 1995, the Company completed the Initial Public Offering resulting in the sale of 3.3 million shares of Common Stock at $27.00 per share. Proceeds to the Company amounted to approximately $81.2 million, net of related expenses. In connection with the Initial Public Offering, the Company adopted the 1995 Restricted Stock Unit Plan and granted approximately 5.2 million units under this plan.

On November 19, 1996, the Company issued 4.0 million shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series A, with a liquidation preference of $50 per share. Dividends on the preferred stock are cumulative and payable quarterly at a rate of 5.94% per annum through November 30, 2001. Thereafter, the dividend rate will be adjusted based on various indices, not to be less than 6.44% nor higher than 12.44%. The preferred stock is redeemable, in whole or in part, at the option of the Company, on or after November 30, 2001. At December 31, 1996, 4.0 million shares of such preferred stock were authorized, issued and outstanding.

13.      Employee Benefit Plans

Long-Term Incentive Plan
The Company has two long-term incentive compensation plans ("1991 LTI Plan" and "1994 LTI Plan"). Certain members of management agreed with the Company in 1993 not to participate in the 1994 LTI Plan but instead to extend the performance period under which units in the 1991 LTI Plan are valued from three to six years. Units in the plans are awarded to participants at the discretion of senior management. Participants generally vest in their unit awards at the rate of 33% per annum, with 100% vesting at the end of each three-year period. These LTI Plans ended December 31, 1996. The value of the participants' units is based upon the Company's cumulative average performance, as defined, over the relevant three or six-year performance period. Such value shall be paid 50% within 120 days of the later of the final vesting date or the end of the performance period with the remaining 50% payable within one year thereafter. (See "1995 Restricted Stock Unit Plan"). Amounts charged to expense for the 1991 LTI Plan and 1994 LTI Plan were $190.5 million, $132.8 million and $92.6 million for the years ended December 31, 1996, 1995 and 1994, respectively.

1996 Incentive Compensation Plan
In the second quarter of 1996, the stockholders approved the 1996 Incentive Compensation Plan (the "Incentive Plan") which is effective January 1, 1996. Awards under the Incentive Plan are determined by the Compensation and Management Committee of the Board of Directors. The

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

Incentive Plan provides for the creation of short-term and long-term award pools to be awarded to key employees of the Company. Short-term award pools are for a performance period up to two years and are based on 10% of pre-tax earnings, as defined. Long-term award pools are for performance periods of three to 10 years and are based on a percentage of pre-tax earnings and vary with the Company's average return on common equity during the performance period. Participants may receive awards in the form of cash, options, shares or restricted stock units, however, stock-based payments are limited to a total of
8.8 million shares. Under certain circumstances, participants may defer the receipt of part or all of any award.

1995 Restricted Stock Unit Plan
In October 1995, the Company adopted the 1995 Restricted Stock Unit Plan (the "Plan"). Each RSU granted under the Plan represents the right under certain circumstances to receive a share of Common Stock. Certain of the Company's employees received RSUs in exchange for a reduction in their interests in certain cash compensation arrangements maintained by the Company aggregating $100.0 million. These units are subject to forfeiture in certain circumstances and will vest annually in specified proportions from February 1997 through February 2000. Units that are forfeited under the Plan will become eligible for subsequent grants. The number of units granted under the Plan was 5,179,147 units. Compensation expense for such awards, determined based on the difference between the fair value of the RSUs and the amount of cash compensation exchanged therefor, amounted to approximately $6.2 million and was recorded in the fourth quarter of 1995. As of December 31, 1996, 97,354 restricted stock units were forfeited.

Stock Option Plans
In October 1995, the Company adopted the 1995 and 1996 Stock Option Plans. Under the Company's 1995 Stock Option Plan, options to purchase an aggregate of 9,168,678 shares of Common Stock (the maximum allowable under the 1995 Stock Option Plan) with an exercise price of $27.00 were granted to certain employees. Such options were granted to employees in exchange for their foregoing future interests under certain cash compensation arrangements aggregating $55.7 million. The options are subject to forfeiture in certain circumstances and will vest in two equal installments in February 1997 and February 1998 and are exercisable for a period of up to 10 years from the date of the grant. Options that are forfeited under the 1995 Stock Option Plan will become eligible for subsequent grant under the 1996 Stock Option Plan.

The 1996 Stock Option Plan (the "1996 Plan") provides for the granting of options to key employees, consultants or other service providers to the Company after the Initial Public Offering. Options to purchase a maximum of 8,789,851 shares of Common Stock, exclusive of forfeitures from the 1995 Stock Option Plan, are available under the 1996 Plan. The options are exercisable for up to 10 years from the date of grant, are subject to forfeiture in certain circumstances and will vest in four equal installments commencing one year after the date of grant. No options will become exercisable prior to February 1997. Options that are forfeited under the 1996 Plan become eligible for subsequent grant under that plan.

In 1996, the Company adopted the Non-Employee Directors Stock Plan (the "Plan") to provide compensation to the Company's non-employee directors in the form of equity. Each non-employee director was granted stock options to purchase 4,000 shares of the Company's common stock on the date the Plan was adopted and will be granted an additional 4,000 stock options on the date of their annual re-election to the Board of Directors. Such stock options are granted at a price equal to the fair value of the stock at the date of grant. The options are exercisable for up to 10 years from the date of grant and vest in four equal annual installments commencing one year from the date of grant. In addition, non-employee directors may be granted other equity-based awards on a discretionary basis. The total number of shares issuable under the Plan is 200,000. Any shares issued under the Plan will reduce the number of shares issuable under the Company's 1996 Stock Option Plan. At December 31, 1996, stock options to purchase 24,000 shares of the Company's common stock were issued and outstanding.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

A summary of the Company's stock option activity follows:

                                                                     Weighted Average
                                                        Shares        Exercise Price
                                                        ------        --------------
Outstanding at January 1, 1995                           -                $     -
Granted..................................              9,168,678            27.00
                                                      ----------          -------

Outstanding at December 31, 1995                       9,168,678            27.00
Granted..................................              2,134,000            32.54
Forfeited................................               (172,346)           27.00
                                                      ----------          -------

Outstanding at December 31, 1996                      11,130,332          $ 28.06
                                                      ==========          =======

Exercise prices for options outstanding at December 31, 1996 ranged from $27.00 to $33.50. The weighted average fair value of options granted during 1996 was $9.35 per share. The average remaining contractual life of options outstanding at December 31, 1996 was nine years.

The Company applies APB Opinion 25 in accounting for its stock option plans and, accordingly, does not recognize any compensation cost associated with such plans in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its options under SFAS No. 123, the Company's net income and earnings per common share would have been reduced to the pro forma amounts indicated below:

                                                                       1996           1995
                                                                       ----           ----

        Net income (in thousands)            As reported            $ 291,300     $ 179,100
                                             Pro forma              $ 273,800     $ 176,200

        Earnings per common share            As reported            $    4.55     $    3.08
                                             Pro forma              $    4.33     $    3.04

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during 1996 and 1995, respectively: dividend yield of 1.54% and 1.85%; expected volatility of 25% for both years, risk-free interest rates of 6.07% and 5.86%; and an expected life of five years for all grants.

Other Plans
The Company has a defined contribution employee benefit plan covering substantially all of the Company's full-time and certain qualified part-time employees. Company contributions to this plan are determined by the Board of Directors of the Company annually and were $7.4 million, $6.1 million and $4.9 million for 1996, 1995 and 1994, respectively.

Certain key employees of the Company participate in various other deferred compensation arrangements which include equity investments in selected merchant banking activities of the Company paid for by such employees and other non-qualified plans which are funded by insurance contracts.

14.      Leases, Commitments and Contingent Liabilities

The Company leases office space and equipment under cancelable and non-cancelable lease agreements which expire on various dates through the year 2016. Rent expense for the years ended December 31, 1996, 1995 and 1994 aggregated $76.6 million, $66.2 million and $55.7 million, respectively. Sublease revenue aggregated $1.0 million for each of the years ended December 31, 1996, 1995 and 1994.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

At December 31, 1996 minimum rental commitments, exclusive of sublease revenue, escalation and renewal options, on all non-cancelable leases in excess of one year, are as follows:

                                                              Total Lease
              Period                                          Commitments
              ------                                          -----------
                                                             (In thousands)

               1997.....................................        $  58,495
               1998.....................................           58,020
               1999.....................................           59,148
               2000.....................................           54,746
               2001.....................................           54,028
               2002-2016................................          642,415
                                                                ---------

                      Total.............................        $ 926,852
                                                                =========

In the normal course of business, the Company issues letters of credit for which it is contingently liable for $163.0 million and $142.0 million at December 31, 1996 and 1995, respectively.

Subsidiaries of the Company have outstanding commitments to provide financings to third parties in the total amount of $784.0 million, of which $734.0 million was unfunded at December 31, 1996.

15.      Legal Proceedings

The Company has been named as a defendant in a number of actions relating to its various businesses including various civil actions and arbitrations arising out of its activities as a broker-dealer in securities, as an underwriter and as an employer and arising out of alleged employee misconduct. The Company is also involved, from time to time, in proceedings with, and investigations by, governmental agencies and self regulatory organizations. Some of the actions have been brought on behalf of various classes of claimants and seek damages of material or indeterminate amounts. While the ultimate outcome of litigation involving the Company cannot be predicted with certainty, management, having reviewed these actions with its counsel, believes it has meritorious defenses to all such actions and intends to defend each of these vigorously.

Although there can be no assurance that such actions, proceedings, investigations and litigation will not have a material adverse effect on the results of operations of the Company in any future period, depending in part on the results for such period, in the opinion of management of the Company, based upon advice of counsel, the ultimate resolution of such actions, proceedings, investigations and litigation against the Company will not have a material adverse effect on the consolidated financial condition and/or results of operations of the Company; except, due to the early stage of the three actions described below, based upon information currently available to it, management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on the Company's results of operations in any particular period.

In October 1995, DLJSC was named as a defendant in a purported class action filed in a Texas State Court on behalf of the holders of $550 million principal amount of subordinated redeemable discount debentures of National Gypsum Corporation ("NGC") canceled in connection with a Chapter 11 plan of reorganization for NGC consummated in July 1993. The State Court named plaintiff also filed an adversary proceeding in the Bankruptcy Court for the Northern District of Texas seeking a declaratory judgment that the confirmed NGC plan of reorganization does not bar the class action claims. Subsequent to the consummation of NGC's plan of reorganization, NGC's shares traded for values substantially in excess of, and in 1995 NGC was acquired for a value substantially in excess of, the values upon which NGC's plan of reorganization was based. The two actions arise out of DLJSC's activities as financial advisor to NGC in the course of NGC's Chapter 11 reorganization proceedings. The class action complaint alleges that the plan of reorganization submitted by NGC was based upon projections by NGC and DLJSC which intentionally understated forecasts, and provided misleading and incorrect information in order to hide NGC's true value and that defendants breached their fiduciary duties by, among other things, providing false, misleading or incomplete information to deliberately understate the value of NGC. The class action complaint seeks compensatory and punitive damages purportedly sustained by the class.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

The Texas State Court action which was removed to the Bankruptcy Court, has been remanded back to the state court, which remand is being opposed by DLJSC. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaint. Although there can be no assurance, the Company does not believe that the ultimate outcome of this litigation will have a material adverse effect on its consolidated financial condition.

In November and December 1995, DLJSC, along with various other parties, was named as a defendant in a number of purported class actions filed in the U.S. District Court for the Eastern District of Louisiana. The complaints allege violations of the Federal securities laws arising out of a public offering in 1994 of $435 million of first mortgage notes of Harrah's Jazz Company and Harrah's Jazz Finance Corp. The complaints seek to hold DLJSC liable for various alleged misstatements and omissions contained in the prospectus dated November 9, 1994. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaints. Although there can be no assurance, the Company does not believe that the ultimate outcome of this litigation will have a material adverse effect on its consolidated financial condition.

On January 26, 1996, a purported purchaser of certain notes and warrants to purchase shares of common stock of Rickel Home Centers, Inc. ("Rickel") filed a class action complaint against DLJSC and certain other defendants for unspecified compensatory and punitive damages in the United States District Court for the Southern District of New York. The suit was brought on behalf of the purchasers of 126,457 units consisting of $126,457,000 aggregate principal amount of 13 1/2% senior notes due 2001 and 126,457 warrants to purchase shares of common stock of Rickel (the "Units") issued by Rickel in October 1994. The complaint alleges violations of Federal securities laws and common law fraud against DLJSC, as the underwriter of the Units and as an owner of 7.3% of the common stock of Rickel, Eos Partners, L.P. and General Electric Capital Corporation, each as owners of 44.2% of the common stock of Rickel, and members of the Board of Directors of Rickel, including a DLJSC Managing Director. The complaint seeks to hold DLJSC liable for alleged misstatements and omissions contained in the prospectus and registration statement filed in connection with the offering of the Units, alleging that the defendants knew of financial losses and a decline in value of Rickel in the months prior to the offering and did not disclose such information. The complaint also alleges that Rickel failed to pay its semi-annual interest payment due on the Units on December 15, 1995 and that Rickel filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code on January 10, 1996. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaint. Although there can be no assurance, the Company does not believe that the ultimate outcome of this litigation will have a material adverse effect on its consolidated financial condition.

16.      Earnings Per Share

Earnings per common share and pro forma earnings per common share are computed by dividing net income applicable to common shares after deducting the dividends on preferred stock requirements by the weighted average or the pro forma number of shares of common stock and common stock equivalents outstanding during each period presented (adjusted for the 1995 Stock Split, See Note 12). Weighted average common shares and common share equivalents outstanding are substantially the same for both primary and fully diluted earnings per common share. The Restricted Stock Units issued in October 1995 are considered common stock equivalents upon issuance and also have a dilutive effect on the Company's historical earnings per share amounts. Weighted average common shares and common share equivalents outstanding have been adjusted for the dilutive effect of the units on the Company's historical pro forma earnings per share using the treasury stock method.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

17.      Industry Segment and Geographic Area Data

The Company is primarily engaged in a single line of business as a securities broker-dealer, which comprises several types of services, such as principal and agency transactions, underwriting and investment banking and correspondent clearing. These activities constitute a single business segment.

The assets and revenues related to the Company's foreign operations are not significant, however the Company has begun expanding its activities abroad.

18.      Quarterly Data (Unaudited)

The following table sets forth selected highlights for each of the fiscal quarters during the years ended December 31, 1996 and 1995 (dollars in thousands, except per share data):

                                                                  Income
                                                                  Before                       Earnings
                                                                 Provision                       Per
                                                Total           For Income           Net        Common
                                              Revenues            Taxes             Income      Share *
                                             -----------        ----------        ---------     ------
1996:
First quarter.........................       $   775,910        $ 108,500         $  65,100     $ 1.01
Second quarter........................           991,209          157,300            97,000       1.53
Third quarter.........................           771,007           92,000            56,100       0.86
Fourth quarter........................           952,630          116,000            73,100       1.15
                                             -----------        ---------         ---------     ------
              Total year..............       $ 3,490,756        $ 473,800         $ 291,300     $ 4.55
                                             ===========        =========         =========     ======

1995:
First quarter.........................       $   582,440        $  62,500         $  37,500     $ 0.63
Second quarter........................           691,298           70,000            42,000       0.72
Third quarter.........................           687,522           70,000            42,000       0.72
Fourth quarter........................           797,369           96,000            57,600       0.93
                                             -----------        ---------         ---------     ------
              Total year..............       $ 2,758,629        $ 298,500         $ 179,100     $ 3.08
                                             ===========        =========         =========     ======

* The sum of the quarters' earnings per common share may not equal the total year amounts due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.

                                   SCHEDULE I


                       DONALDSON, LUFKIN & JENRETTE, INC.
                             (Parent Company Only)

                  Condensed Statements of Financial Condition
                (in thousands, except share and per share data)

                                                                             December 31,
                                                                         1996           1995
                                                                     -----------     -----------
                         ASSETS

Cash and cash equivalents.....................................       $     7,747     $     4,843
Receivables from brokers, dealers and other ..................             1,292             976
Securities owned, at value....................................            40,102          67,499
Receivables from subsidiaries.................................         2,232,198       2,284,187
Investment in subsidiaries, at equity.........................         1,905,023       1,093,905
Other assets and deferred amounts.............................           526,369         415,868
                                                                     -----------     -----------
Total Assets..................................................       $ 4,712,731     $ 3,867,278
                                                                     ===========     ===========

           See accompanying notes to condensed financial statements.

                       DONALDSON, LUFKIN & JENRETTE, INC.
                             (Parent Company Only)

                  Condensed Statements of Financial Condition
                (In thousands, except share and per share data)

                                                                                           December 31,
                                                                                        1996            1995
                                                                                    -----------     -----------
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings.......................................................        $   335,912     $   580,469
Accounts payable and accrued expenses.......................................            999,713         793,295
Due to Equitable............................................................             24,417          71,609
Other liabilities...........................................................            437,096         304,716
                                                                                    -----------     -----------

                                                                                      1,797,138       1,750,089

8.42% Junior subordinated debentures, held by a
   subsidiary trust .......................................................             206,224               -
                                                                                    -----------     -----------
Other long-term borrowings.................................................           1,062,130         693,469
                                                                                    -----------     -----------

       Total liabilities...................................................           3,065,492       2,443,558
                                                                                    -----------     -----------

Cumulative Exchangeable $8.83 Preferred Stock,
   at redemption value.....................................................                   -         225,000
                                                                                    -----------     -----------
Stockholders' Equity:
    Series A Preferred Stock, at liquidation preference.....................            200,000               -
    Common stock ($0.10 par value; 150,000,000 shares
      authorized; 53,300,000 and 50,000,000 shares issued and
      outstanding)..........................................................              5,330           5,330
    Restricted stock units (5,179,147 authorized; 5,081,793 and
      5,179,147 units issued and outstanding in 1996 and 1995,
      respectively) ........................................................            104,167         106,163
    Paid-in capital.........................................................            365,989         363,993
    Retained earnings.......................................................            969,856         723,859
    Cumulative translation adjustment.......................................              1,897            (625)
                                                                                    -----------     -----------
       Total stockholders' equity...........................................          1,647,239       1,198,720
                                                                                    -----------     -----------
Total Liabilities and Stockholders' Equity..................................        $ 4,712,731     $ 3,867,278
                                                                                    ===========     ===========

           See accompanying notes to condensed financial statements.

                       DONALDSON, LUFKIN & JENRETTE, INC.
                             (Parent Company Only)

                         Condensed Statements of Income
                     (In thousands, except per share data)

                                                                           Years Ended December 31,
                                                                       1996           1995         1994
                                                                    ----------     ---------     ---------
Revenues:
    Dividends from affiliates................................       $   57,094     $ 107,371     $  25,000
    Interest from affiliates.................................          151,774       138,710       111,483
    Allocations to affiliates................................           16,805        14,709        14,097
    Other....................................................           23,508        11,995        37,344
                                                                    ----------     ---------     ---------
         Total revenues......................................          249,181       272,785       187,924
                                                                    ----------     ---------     ---------
Costs and Expenses:
    Compensation and benefits................................          144,574       129,049        75,017
    Interest and operating expenses..........................          110,447        82,421        69,409
                                                                    ----------     ---------     ---------
         Total costs and expenses............................          255,021       211,470       144,426
                                                                    ----------     ---------     ---------
Income (loss) before income tax benefit and equity
    in undistributed net income of subsidiaries..............           (5,840)       61,315        43,498
                                                                    ----------     ---------     ---------
Income tax benefit...........................................           51,766        25,865         2,170
                                                                    ----------     ---------     ---------
Income before equity in undistributed
    net income of subsidiaries...............................           45,926        87,180        45,668
                                                                    ----------     ---------     ---------
Equity in undistributed net income of subsidiaries...........          245,374        91,920        77,332
                                                                    ----------     ---------     ---------
Net income...................................................       $  291,300     $ 179,100     $ 123,000
                                                                    ==========     =========     =========
Dividends on preferred stock.................................       $   18,653     $  19,868     $  20,970
                                                                    ==========     =========     =========
Earnings applicable to common shares.........................       $  272,647     $ 159,232     $ 102,030
                                                                    ==========     =========     =========
Weighted average common shares outstanding...................           59,918        51,657
                                                                    ==========     =========
Earnings per common share....................................       $     4.55     $    3.08
                                                                    ==========     =========
Pro forma weighted average common shares
    outstanding .............................................                                       51,475
                                                                                                 =========
Pro forma earnings per common share..........................                                    $    1.98
                                                                                                 =========

           See accompanying notes to condensed financial statements.

                       DONALDSON, LUFKIN & JENRETTE, INC.
                             (Parent Company Only)

                       Condensed Statements of Cash Flows
                                 (In thousands)

                                                                           Years Ended December 31,
                                                                       1996          1995           1994
                                                                    ----------     ---------    -----------
Net cash provided by operating activities.....................      $  194,255     $ 168,857    $   822,766
                                                                    ----------     ---------    -----------
Cash flows from investing activities:
  Net (payments for) proceeds from:
     Dividends from affiliates................................          57,094       107,371         25,000
     Investment in subsidiaries...............................        (563,222)      (74,314)       (78,678)
     Other assets.............................................           3,111        (9,061)       (16,353)
                                                                    ----------     ---------    -----------
Net cash  (used in) provided by investing activities..........        (503,017)       23,996        (70,031)
                                                                    ----------     ---------    -----------
Cash flows from financing activities:
  Net (payments for) proceeds from:
    Short-term borrowings.....................................        (244,557)     (212,209)    (1,181,943)
    Issuance of common stock in Initial
      Public Offering.........................................               -        81,243              -
    Issuance of restricted stock units........................               -       100,000              -
    Senior Debt Offering......................................               -       496,755              -
    Medium-Term Notes.........................................         249,515             -              -
    Swiss Franc Bonds.........................................        (105,513)            -              -
    Other long-term debt......................................            (687)      (16,070)             -
    Senior notes payable......................................               -        (9,000)       (18,000)
    Junior subordinated debentures............................         206,224             -              -
    Issuance of Series A Preferred Stock......................         200,000             -              -
    Dividends.................................................         (45,303)      (42,796)       (53,494)
    Receivables from subsidiaries.............................          51,989      (609,467)       440,781
                                                                    ----------     ---------    -----------
Net cash provided by (used in) financing activities...........         311,668      (211,544)      (812,656)
                                                                    ----------     ---------    -----------
Increase (decrease) in cash and cash equivalents..............           2,904       (18,691)       (59,921)
                                                                    ----------     ---------    -----------
Cash and cash equivalents at beginning of year...............            4,843        23,534         83,455
                                                                    ----------     ---------    -----------
Cash and cash equivalents at end of year......................      $    7,747     $   4,843    $    23,534
                                                                    ==========     =========    ===========

           See accompanying notes to condensed financial statements.

                       DONALDSON, LUFKIN & JENRETTE, INC.
                             (Parent Company Only)

                    Notes to Condensed Financial Statements


1.     Basis of Presentation

       The condensed financial statements of Donaldson, Lufkin & Jenrette, Inc. ("Parent Company Only") should be read in conjunction with the consolidated financial statements of Donaldson, Lufkin & Jenrette, Inc. and subsidiaries ("DLJ" or the "Company") and the notes thereto. Investments in subsidiaries are accounted for under the equity method.

       Certain reclassifications have been made to prior year condensed financial statements to conform to the 1996 presentation.

2.     Related Party Transactions

       Receivables from subsidiaries include $1,303.8 million and $874.0 million loaned under master note agreements at December 31, 1996 and 1995, respectively. Substantially all receivables from subsidiaries provide for interest based on Federal funds rates.

       The amount of cash dividends paid to the Company by consolidated subsidiaries of the Company amounted to $57.1 million, $107.4 million and $25.0 million for the years ended December 31, 1996, 1995, and 1994, respectively. There are no restrictions on the payment of dividends, except for those stipulated in certain debt agreements and in the Uniform Net Capital Rules applicable to brokers and dealers and futures commission merchants, which provide for certain minimum amounts of capital to be maintained to satisfy regulatory requirements in the Company's principal broker-dealer subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") and under certain circumstances limits the amount of excess capital that can be withdrawn. The regulatory requirements, including the Uniform Net Capital rules, are designed to measure the general financial integrity and liquidity of registered broker-dealers and futures commission merchants and provide minimum acceptable net capital levels to satisfy commitments to customers. Unless an adequate level of capital is maintained, regulated broker-dealer subsidiaries would be prohibited from paying dividends to the Company.

3.     Long-term Borrowings

       Long-term borrowings from banks of $1,062.1 million and $693.5 million include current maturities of $90.4 million and $105.5 million at December 31, 1996 and 1995, respectively. The following table sets forth the maturity of long-term borrowings at December 31, 1996 and 1995:

                                                       December 31,
                                                   1996            1995
                                                -----------     ---------
                                                      (In thousands)

                   1996  ....................   $         -     $ 105,513
                   1997......................                      91,120
                                                     90,433
                   1998......................             -             -
                   1999......................                           -
                                                          -
                   2000......................             -             -
                   2001-2005.................       971,697       496,836
                                                -----------     ---------

                                                $ 1,062,130     $ 693,469
                                                ===========     =========

                       DONALDSON, LUFKIN & JENRETTE, INC.
                             (Parent Company Only)

                    Notes to Condensed Financial Statements


       During the third quarter of 1996, the Parent Company and its wholly owned trust, DLJ Capital Trust I (the "Trust") completed an offering from a shelf registration of $200 million of the Trust's 8.42% mandatorily redeemable preferred securities. The Trust exists for the sole purpose of issuing preferred securities and common securities and investing the proceeds in an equivalent amount of junior subordinated debentures of the Parent Company. The only assets of its Trust at December 31, 1996 were $200 million of 8.42% Junior Subordinated Debentures of the Parent Company due 2046. The Junior Subordinated Debentures are redeemable by the Parent Company, in whole or in part, on or after August 31, 2001. The Trust must redeem its preferred securities having an aggregate liquidation amount equal to the aggregate principal amount of junior subordinated debentures redeemed.

       The Parent Company guarantees payment to the holders of the preferred securities issued by the Trust, to the extent the Parent Company has made principal and interest payments on the Junior Subordinated Debentures. The Parent Company has issued a full and unconditional guarantee of the Trust's obligations under the preferred securities of the Trust.

       The Parent Company maintains a committed credit facility which enables it to borrow up to $650 million on an unsecured basis. Such facility was increased in 1996 from $340 million in 1995. There were no borrowings outstanding at December 31, 1996 and 1995 under this agreement.

4.     Contingent Liabilities

       From time to time the Parent Company issues guarantees of the obligations of certain subsidiaries. The amounts of such items in the aggregate are not considered excessive in relation to the normal operating levels of the Company and management does not anticipate, as of December 31, 1996, losses as a result of these transactions.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE


    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required to be furnished pursuant to this item is incorporated herein by reference from the Registrant's Proxy Statement under the caption "Election of Directors" which appears on pages 3-6 for the following directors:

          John Chalsty                           Jerry M. de St. Paer
          Joe L. Roby                            Denis Duverne
          Carl B. Menges                         Louis Harris
          Anthony F. Daddino                     Henri G. Hottinguer
          Hamilton E. James                      W. Edwin Jarmain
          Richard S. Pechter                     Francis Jungers
          Theodore P. Shen                       Joseph J. Melone
          Claude Bebear                          W.J. Sanders III
          Henri de Castries                      John C. West

The information required to be furnished pursuant to this item with regards to executive officers of the Registrant that has not been included in the Registrant's Proxy Statement is as follows:

Michael M. Bendik was appointed Senior Vice President and Chief Accounting Officer in 1983. Mr. Bendik joined the Company as an accounting supervisor in 1974 and since then has held various executive positions at the Company until his appointment as Senior Vice President and Chief Accounting Officer.

Michael A. Boyd was appointed Senior Vice President and General Counsel in 1975. Mr. Boyd joined the Company in 1971 as an Associate General Counsel of the Company and General Counsel of its then subsidiary Alliance Capital Management Corporation.

Gerald B. Rigg was appointed Senior Vice President and Director of Human Resources in 1986. Mr. Rigg joined the Company in 1971 as a salesman in the Company's Institutional Equities Division. Since then Mr. Rigg has held various executive positions at the Company until his election as Senior Vice President and Director of Human Resources.

ITEM 11. EXECUTIVE COMPENSATION

         The information required to be furnished pursuant to this item is set forth under the caption "Executive Compensation" of the Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required to be furnished pursuant to this item is set forth under the captions "Voting Securities" and "Security Ownership Management" of the Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required to be furnished pursuant to this item is set forth under the caption "Certain Relationships and Related Party Transactions" of the Proxy Statement, and is incorporated herein by reference.

                       DONALDSON, LUFKIN & JENRETTE, INC.
                                   FORM 10-K
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

Part IV  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                         Page Number
Item 14 (a) (1)  Financial Statements                                                                    -----------

                     Independent Auditors' Report.......................................................     29

                     Consolidated Statements of Financial Condition at December 31, 1996 and 1995.......     30

                     Consolidated Statements of Income for the years ended December 31, 1996, 1995 and
                     1994...............................................................................     32

                     Consolidated Statements of  Changes in Stockholders' Equity for the years ended
                     December 31, 1996, 1995 and 1994...................................................     33

                     Consolidated Statements of Cash Flows for years ended December 31, 1996, 1995 and
                     1994...............................................................................     34

                     Notes to Consolidated Financial Statements.........................................     36

Item 14 (a) (2)  Financial Statement Schedule

                     Schedule I  Condensed Financial Information of Registrant..........................     54

Item 14 (a) (3)  Exhibits

    EXHIBIT NO.                             DESCRIPTION
    -----------                             -----------

        3.1      Restated Certificate of Incorporation of Registrant

        3.2      By-laws of the Registrant

        4.1      Registration Rights and Indemnification Agreement

        4.2      Specimen Stock Certificate of the Registrant

        4.7      Certificate of Designation of the Registrant's
                 Fixed/Adjustable Rate Cumulative Preferred Stock, Series A

       10.1      Donaldson, Lufkin & Jenrette, Inc. 1991-1993 Long-term
                 Incentive Plan

       10.2 Amendment No. 1 to the Donaldson, Lufkin & Jenrette, Inc. 1991-1993 Long-term Incentive Plan

    EXHIBIT NO.                             DESCRIPTION
    -----------                             -----------

       10.3         Amendment No. 2 to the Donaldson, Lufkin & Jenrette, Inc.
                    1991-1993 Long-term Incentive Plan

       10.4         Donaldson, Lufkin & Jenrette, Inc. 1994-1996 Long-term
                    Incentive Plan

       10.5         Amendment No. 1 to the Donaldson, Lufkin & Jenrette, Inc.
                    1994-1996 Long-term Incentive Plan

       10.6         Donaldson, Lufkin & Jenrette, Inc. 1995 Restricted Stock
                    Unit Plan

       10.7         Donaldson, Lufkin & Jenrette, Inc. 1995 Stock Option Plan

       10.8         Donaldson, Lufkin & Jenrette, Inc. 1996 Stock Option Plan

       10.9 Deferred Compensation Agreement, dated December 30, 1983, between Michael M. Bendik and the Registrant

       10.10 Deferred Compensation Agreement, dated December 30, 1983, between Michael A. Boyd and the Registrant

       10.11 Deferred Compensation Agreement, dated December 30, 1983, between John S. Chalsty and the Registrant

       10.12 Deferred Compensation Agreement, dated December 30, 1983, between Anthony F. Daddino and the Registrant

       10.13 Deferred Compensation Agreement, dated December 30, 1983, between Richard H. Jenrette and the Registrant

       10.14 Deferred Compensation Agreement, dated December 30, 1983, between Carl B. Menges and the Registrant

       10.15 Deferred Compensation Agreement, dated December 30, 1983, between Richard S. Pechter and the Registrant

       10.16 Deferred Compensation Agreement, dated December 30, 1983, between Gerald B. Rigg and the Registrant

       10.17 Deferred Compensation Agreement, dated December 30, 1983, between Joe L. Roby and the Registrant

       10.18 Deferred Compensation Agreement, dated December 30, 1983, between Theodore P. Shen and the Registrant

       10.19 Letter agreement between the Registrant and ACMC, Inc., dated as of August 25, 1995, regarding certain state and local tax sharing arrangements

       10.20 Insurance Agreement, dated August 27, 1992, by and between the Registrant and Thomas E. Siegler, as Trustee and Owner of the 1992 Chalsty Insurance Trust, dated August 25, 1995

       10.21 Amendment, dated August 28, 1992, to the Insurance Agreement, dated August 27, 1992, by and between the Registrant and Michael Cappiccille, as Trustee and Owner

       10.22        Federal tax sharing agreement

    EXHIBIT NO.                             DESCRIPTION
    -----------                             -----------

       10.23 Agreement of lease between 99 Bishopsgate Limited, Landlord, and DLJ International Limited, Tenant and the Registrant, Tenant's Guarantor, 99 Bishopsgate London, EC2, dated as of October 24, 1996.

       10.30 Agreement of Lease between Stanley Stahl D/B/A Stahl Park Avenue Co., Landlord, and the Registrant, Tenant, 277 Park Avenue, New York, New York, dated as of October 26, 1994

       10.31 First Amendment of Lease by and between Stanley Stahl D/B/A Stahl Park Avenue Co. and the Registrant, dated as of March 30, 1995

       10.32 Amended and Restated Equitable Credit Agreement, dated March 1, 1994, among the Registrant, The Equitable Life Assurance Society of the United States, Equitable Variable Life Insurance Company, DLJ Bridge Finance, Inc., DLJ Capital Corporation and DLJ Investment Inc.

       10.33 Preferred Stock purchase agreement between the Registrant and The Equitable Life Assurance Society of the United States

       10.34        Master Repurchase Agreement between Column Financial, Inc.
                    and DLJ Mortgage Capital, Inc. dated as of November 1, 1993

       10.35 Mortgage Loan Purchase Agreement between Column Financial, Inc. and DLJ Mortgage Acceptance Corp. dated as of December 1, 1994

       10.36 First Amendment to the Amended and Restated Equitable Credit Agreement dated March 1, 1994, among the Registrant, The Equitable Life Assurance Society of the United States, Equitable Variable Life Insurance Company, DLJ Bridge Finance, Inc., DLJ Capital Corporation and DLJ Investment Inc.

       10.37 Agreement of lease between Broadpine Realty Holding Company, Inc. and the Registrant, Tenant, 120 Broadway, New York, New York, dated as of November 10, 1995

       10.38        Donaldson, Lufkin & Jenrette, Inc. 1996 Incentive
                    Compensation Plan

       10.39 1995 Restricted Stock Unit Plan Agreement (Base), dated October 24, 1995, between Michael M. Bendik and the Registrant

       10.40 1995 Restricted Stock Unit Plan Agreement (Base), dated October 24, 1995, between Michael A. Boyd and the Registrant

       10.41 1995 Restricted Stock Unit Plan Agreement (Base), dated October 24, 1995, between John S. Chalsty and the Registrant

       10.42 1995 Restricted Stock Unit Plan Agreement (Base), dated October 24, 1995, between Anthony F. Daddino and the Registrant

       10.43 1995 Restricted Stock Unit Plan Agreement (Base), dated October 24, 1995, between Hamilton E. James and the Registrant

       10.44 1995 Restricted Stock Unit Plan Agreement (Base), dated October 24, 1995, between Carl B. Menges and the Registrant

    EXHIBIT NO.                             DESCRIPTION
    -----------                             -----------

       10.45 1995 Restricted Stock Unit Plan Agreement (Base), dated October 24, 1995, between Richard S. Pechter and the Registrant

       10.46 1995 Restricted Stock Unit Plan Agreement (Base), dated October 24, 1995, between Gerald B. Rigg and the Registrant

       10.47 1995 Restricted Stock Unit Plan Agreement (Base), dated October 24, 1995, between Joe L. Roby and the Registrant

       10.48 1995 Restricted Stock Unit Plan Agreement (Base), dated October 24, 1995, between Theodore P. Shen and the Registrant

       10.49 1995 Restricted Stock Unit Plan Agreement (Premium), dated October 24, 1995, between Michael M. Bendik and the Registrant

       10.50 1995 Restricted Stock Unit Plan Agreement (Premium), dated October 24, 1995, between Michael A. Boyd and the Registrant

       10.51 1995 Restricted Stock Unit Plan Agreement (Premium), dated October 24, 1995, between John S. Chalsty and the Registrant

       10.52 1995 Restricted Stock Unit Plan Agreement (Premium), dated October 24, 1995, between Anthony F. Daddino and the Registrant

       10.53 1995 Restricted Stock Unit Plan Agreement (Premium), dated October 24, 1995, between Hamilton E. James and the Registrant

       10.54 1995 Restricted Stock Unit Plan Agreement (Premium), dated October 24, 1995, between Carl B. Menges and the Registrant

       10.55 1995 Restricted Stock Unit Plan Agreement (Premium), dated October 24, 1995, between Richard S. Pechter and the Registrant

       10.56 1995 Restricted Stock Unit Plan Agreement (Premium), dated October 24, 1995, between Gerald B. Rigg and the Registrant

       10.57 1995 Restricted Stock Unit Plan Agreement (Premium), dated October 24, 1995, between Joe L. Roby and the Registrant

       10.58 1995 Restricted Stock Unit Plan Agreement (Premium), dated October 24, 1995, between Theodore P. Shen and the Registrant

       10.59 1995 Stock Option Plan Agreement, dated October 24, 1995, between Michael M. Bendik and the Registrant

       10.60 1995 Stock Option Plan Agreement, dated October 24, 1995, between Michael A. Boyd and the Registrant

       10.61 1995 Stock Option Plan Agreement, dated October 24, 1995, between John S. Chalsty and the Registrant

       10.62 1995 Stock Option Plan Agreement, dated October 24, 1995, between Anthony F. Daddino and the Registrant

       10.63 1995 Stock Option Plan Agreement, dated October 24, 1995, between Hamilton E. James and the Registrant

    EXHIBIT NO.                             DESCRIPTION
    -----------                             -----------

       10.64 1995 Stock Option Plan Agreement, dated October 24, 1995, between Carl B. Menges and the Registrant

       10.65 1995 Stock Option Plan Agreement, dated October 24, 1995, between Richard S. Pechter and the Registrant

       10.66 1995 Stock Option Plan Agreement, dated October 24, 1995, between Gerald B. Rigg and the Registrant

       10.67 1995 Stock Option Plan Agreement, dated October 24, 1995, between Joe L. Roby and the Registrant

       10.68 1995 Stock Option Plan Agreement, dated October 24, 1995, between Theodore P. Shen and the Registrant

       10.69 Amendment No. 1 to LTI-IV Unit Award Agreement, dated October 24, 1995, between Michael M. Bendik and the Registrant

       10.70 Amendment No. 2 to LTI-III Unit Award Agreement, dated October 24, 1995, between Michael A. Boyd and the Registrant

       10.71 Amendment No. 2 to LTI-III Unit Award Agreement, dated October 24, 1995, between John S. Chalsty and the Registrant

       10.72 Amendment No. 2 to LTI-III Unit Award Agreement, dated October 24, 1995, between Anthony F. Daddino and the Registrant

       10.73 Amendment No. 1 to LTI-IV Unit Award Agreement, dated October 24, 1995, between Hamilton E. James and the Registrant

       10.74 Amendment No. 2 to LTI-III Unit Award Agreement, dated October 24, 1995, between Carl B. Menges and the Registrant

       10.75 Amendment No. 2 to LTI-III Unit Award Agreement, dated October 24, 1995, between Richard S. Pechter and the Registrant

       10.76 Amendment No. 2 to LTI-III Unit Award Agreement, dated October 24, 1995, between Gerald B. Rigg and the Registrant

       10.77 Amendment No. 2 to LTI-III Unit Award Agreement, dated October 24, 1995, between Joe L. Roby and the Registrant

       10.78 Amendment No. 2 to LTI-III Unit Award Agreement, dated October 24, 1995, between Theodore P. Shen and the Registrant

       10.79 Insurance Agreement dated November 29, 1995, by and between the Registrant and Kayla L. Pechter and Philip M. Satow, as Trustees and Owners of the 1995 Pechter Insurance Trust, dated August 22, 1995

       10.80 Insurance Agreement dated October 31, 1995, by and between the Registrant and Winthrop Trust Company, as Trustee and Owner of the Anthony F. Daddino Insurance Trust, dated August 25, 1995

    EXHIBIT NO.                             DESCRIPTION
    -----------                             -----------

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

       10.85 Second Amendment of Lease by and between Stanley Stahl D/B/A Stahl Park Avenue Co. and the Registrant, dated August 24, 1995.

       10.86 Third Amendment of Lease by and between Stanley Stahl D/B/A Stahl Park Avenue Co. and the Registrant, dated October 6, 1995.

       10.87 Fourth Amendment of Lease by and between Stanley Stahl D/B/A Stahl Park Avenue Co. and the Registrant, dated April 29, 1996.

       10.88        1996 Non-Employee Directors Stock Plan

       10.89 1996 Stock Option Plan Agreement, dated May 16, 1996, between Joe L. Roby and the Registrant.

       10.90        Donaldson, Lufkin & Jenrette, Inc. 1996 Incentive
                    Compensation Plan.

       11.1         Statement re computation of per share earnings

       12.1 Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends

       21.1         Subsidiaries of the Registrant

       23.1         Consent of KPMG Peat Marwick LLP

        27          Financial Data Schedule

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 27th day of March 1997.


                                       Donaldson, Lufkin & Jenrette, Inc.
                                                 (Registrant)


                                       By: /s/ Joe L. Roby
                                          --------------------------------
                                       Joe L. Roby
                                       President and Chief Operating Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has to be signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March 1997.

         NAME                               TITLE
         ----                               -----

/s/ John S. Chalsty
------------------------
John S. Chalsty            Chairman of the Board and Chief Executive Officer;
                           Director


/s/ Joe L. Roby
------------------------
Joe L. Roby                President and Chief Operating Officer; Director


/s/ Anthony F. Daddino
------------------------
Anthony F. Daddino         Executive Vice President and Chief Financial
                           Officer; Director


/s/ Carl B. Menges
------------------------
Carl B. Menges             Vice Chairman; Director


/s/ Hamilton E. James
------------------------
Hamilton E. James          Managing Director; Director


/s/ Richard S. Pechter
------------------------
Richard S. Pechter         Managing Director; Director


/s/ Theodore P. Shen
------------------------
Theodore P. Shen           Managing Director; Director


/s/ Michael M. Bendik
------------------------
Michael M. Bendik          Senior Vice President and Chief Accounting Officer

         NAME                               TITLE
         ----                               -----

/s/ Michael A. Boyd
------------------------
Michael A. Boyd            Senior Vice President and General Counsel


/s/ Gerald B. Rigg
------------------------
Gerald B. Rigg             Senior Vice President and Director of Human Resources


/s/ Claude Bebear
------------------------
Claude Bebear              Director


/s/ Henri de Castries
------------------------
Henri de Castries          Director


/s/ Jerry M. de St. Paer
------------------------
Jerry M. de St. Paer       Director


/s/ Denis Duverne
------------------------
Denis Duverne              Director


/s/ Louis Harris
------------------------
Louis Harris               Director


/s/ Henri G. Hottinguer
------------------------
Henri G. Hottinguer        Director


/s/ W. Edwin Jarmain
------------------------
W. Edwin Jarmain           Director


/s/ Francis Jungers
------------------------
Francis Jungers            Director


/s/ Joseph J. Melone
------------------------
Joseph J. Melone           Director


/s/ W.J. Sanders III
------------------------
W.J. Sanders III           Director


/s/ John C. West
------------------------
John C. West               Director

                                 EXHIBIT INDEX

                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER                            DESCRIPTION                          PAGE
------                            -----------                        --------
  3.1         Restated Certificate of Incorporation of Registrant
              (Incorporated by reference to the corresponding exhibit
              to the Registrant's Registration Statement on Form S-1,
              Registration No. 33-96276).

  3.2 By-laws of the Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's
              Registration Statement on Form S-1, Registration No.
              33-96276).

  4.1         Registration Rights and Indemnification Agreement
              (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995).

  4.2         Specimen Stock Certificate of the Registrant
              (Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1,
              Registration No. 33-96276).

  4.7         Certificate of Designation of the Registrant's
              Fixed/Adjustable Rate Cumulative Preferred Stock,
              Series A (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-3,
              File No. 33-80771.

  10.1        Donaldson, Lufkin & Jenrette, Inc. 1991-1993 Long-term
              Incentive Plan (Incorporated by reference to the corresponding exhibit to the Registrant's Registration
              Statement on Form S-1, Registration No. 33-96276).

  10.2        Amendment No. 1 to the Donaldson, Lufkin & Jenrette,
              Inc. 1991-1993 Long-term Incentive Plan (Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1,
              Registration No. 33-96276).

  10.3        Amendment No. 2 to the Donaldson, Lufkin & Jenrette,
              Inc. 1991-1993 Long-term Incentive Plan (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995).

  10.4        Donaldson, Lufkin & Jenrette, Inc. 1994-1996 Long-term
              Incentive Plan (Incorporated by reference to the corresponding exhibit to the Registrant's Registration
              Statement on Form S-1, Registration No. 33-96276).

  10.5        Amendment No. 1 to the Donaldson, Lufkin & Jenrette,
              Inc. 1994-1996 Long-term Incentive Plan (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995).

  10.6        Donaldson, Lufkin & Jenrette, Inc. 1995 Restricted
              Stock Unit Plan (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31,
              1995).

  10.7        Donaldson, Lufkin & Jenrette, Inc. 1995 Stock Option
              Plan (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995).


                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER                            DESCRIPTION                          PAGE
------                            -----------                        --------

  10.8        Donaldson, Lufkin & Jenrette, Inc. 1996 Stock Option
              Plan (Incorporated by reference to Annex A of the Registrant's Proxy Statement on Schedule 14Afiled on
              March 22, 1996 and furnished to shareholders in connection with the soliciatation of proxies for the Registrant's annual meeting of shareholders to be held on April 30, 1996.

  10.9        Deferred Compensation Agreement, dated December 30,
              1983, between Michael M. Bendik and the Registrant
              (Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1,
              Registration No. 33-96276).

  10.10       Deferred Compensation Agreement, dated December 30,
              1983, between Michael A. Boyd and the Registrant
              (Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1,
              Registration No. 33-96276).

  10.11       Deferred Compensation Agreement, dated December 30,
              1983, between John S. Chalsty and the Registrant
              (Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1,
              Registration No. 33-96276).

  10.12       Deferred Compensation Agreement, dated December 30,
              1983, between Anthony F. Daddino and the Registrant
              (Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1,
              Registration No. 33-96276).

  10.13       Deferred Compensation Agreement, dated December 30,
              1983, between Richard H. Jenrette and the Registrant
              (Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1,
              Registration No. 33-96276).

  10.14       Deferred Compensation Agreement, dated December 30,
              1983, between Carl B. Menges and the Registrant
              (Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1,
              Registration No. 33-96276).

  10.15       Deferred Compensation Agreement, dated December 30,
              1983, between Richard S. Pechter and the Registrant
              (Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1,
              Registration No. 33-96276).


                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER                            DESCRIPTION                          PAGE
------                            -----------                        --------

  10.16       Deferred Compensation Agreement, dated December 30,
              1983, between Gerald B. Rigg and the Registrant
              (Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1,
              Registration No. 33-96276).

  10.17       Deferred Compensation Agreement, dated December 30,
              1983, between Joe L. Roby and the Registrant
              (Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1,
              Registration No. 33-96276).

  10.18       Deferred Compensation Agreement, dated December 30,
              1983, between Theodore P. Shen and the Registrant
              (Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1,
              Registration No. 33-96276).

  10.19 Letter agreement between the Registrant and ACMC, Inc., dated as of August 25, 1995, regarding certain state and local tax sharing arrangements (Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1,
              Registration No. 33-96276).

  10.20 Insurance Agreement, dated August 27, 1992, by and between the Registrant and Thomas E. Siegler, as Trustee and Owner of the 1992 Chalsty Insurance Trust, dated August 25, 1995 (Incorporated by reference to the corresponding exhibit to the Registrant's Registration
              Statement on Form S-1, Registration No. 33-96276).

  10.21       Amendment, dated August 28, 1992, to the Insurance
              Agreement, dated August 27, 1992, by and between the Registrant and Michael Cappiccille, as Trustee and
              Owner (Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1, Registration No. 33-96276).

  10.22 Federal tax sharing agreement (Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1,
              Registration No. 33-96276).

  10.23       Agreement of lease between 99 Bishopsgate Limited,              82
              Landlord, and DLJ International Limited, Tenant and the
              Registrant, Tenant's Guarantor, 99 Bishopsgate London,
              EC2, dated as of October 24, 1996.

  10.30       Agreement of Lease between Stanley Stahl D/B/A Stahl
              Park Avenue Co., Landlord, and the Registrant, Tenant,
              277 Park Avenue, New York, New York, dated as of
              October 26, 1994 (Incorporated by reference to the corresponding exhibit to the Registrant's Registration
              Statement on Form S-1, Registration No. 33-96276).

  10.31       First Amendment of Lease by and between Stanley Stahl
              D/B/A Stahl Park Avenue Co. and the Registrant, dated as of March 30, 1995 (Incorporated by reference to the corresponding exhibit to the Registrant's Registration
              Statement on Form S-1, Registration No. 33-96276).


                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER                            DESCRIPTION                          PAGE
------                            -----------                        --------

  10.32       Amended and Restated Equitable Credit Agreement, dated
              March 1, 1994, among the Registrant, The Equitable Life
              Assurance Society of the United States, Equitable
              Variable Life Insurance Company, DLJ Bridge Finance,
              Inc., DLJ Capital Corporation and DLJ Investment Inc.
              (Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1,
              Registration No. 33-96276).

  10.33 Preferred Stock purchase agreement between the Registrant and The Equitable Life Assurance Society of the United States (Incorporated by reference to the corresponding exhibit to the Registrant's Registration
              Statement on Form S-1, Registration No. 33-96276).

  10.34       Master Repurchase Agreement between Column Financial,
              Inc. and DLJ Mortgage Capital, Inc. dated as of
              November 1, 1993 (Incorporated by reference to the corresponding exhibit to the Registrant's Registration
              Statement on Form S-1, Registration No. 33-96276).

  10.35       Mortgage Loan Purchase Agreement between Column
              Financial, Inc. and DLJ Mortgage Acceptance Corp. dated as of December 1, 1994 (Incorporated by reference to the corresponding exhibit to the Registrant's
              Registration Statement on Form S-1, Registration No.
              33-96276).

  10.36       First Amendment to the Amended and Restated Equitable
              Credit Agreement dated March 1, 1994, among the
              Registrant, The Equitable Life Assurance Society of the
              United States, Equitable Variable Life Insurance
              Company, DLJ Bridge Finance, Inc., DLJ Capital
              Corporation and DLJ Investment Inc. (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995).

  10.37       Agreement of lease between Broadpine Realty Holding
              Company, Inc. and the Registrant, Tenant, 120 Broadway,
              New York, New York, dated as of November 10, 1995
              (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995).

  10.38       Donaldson, Lufkin & Jenrette, Inc. 1996 Incentive
              Compensation Plan (Incorporated by reference to Annex B of the Registrant's Proxy Statement on Schedule 14A filed on March 22, 1996 and furnished to shareholders in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 30, 1996.

  10.39       1995 Restricted Stock Unit Plan Agreement (Base), dated
              October 24, 1995, between Michael M. Bendik and the
              Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31,
              1995).

  10.40       1995 Restricted Stock Unit Plan Agreement (Base), dated
              October 24, 1995, between Michael A. Boyd and the
              Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31,
              1995).

  10.41       1995 Restricted Stock Unit Plan Agreement (Base), dated
              October 24, 1995, between John S. Chalsty and the
              Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31,
              1995).


                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER                            DESCRIPTION                          PAGE
------                            -----------                        --------

  10.42       1995 Restricted Stock Unit Plan Agreement (Base), dated
              October 24, 1995, between Anthony F. Daddino and the
              Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31,
              1995).

  10.43       1995 Restricted Stock Unit Plan Agreement (Base), dated
              October 24, 1995, between Hamilton E. James and the
              Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31,
              1995).

  10.44       1995 Restricted Stock Unit Plan Agreement (Base), dated
              October 24, 1995, between Carl B. Menges and the
              Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31,
              1995).

  10.45       1995 Restricted Stock Unit Plan Agreement (Base), dated
              October 24, 1995, between Richard S. Pechter and the
              Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31,
              1995).

  10.46       1995 Restricted Stock Unit Plan Agreement (Base), dated
              October 24, 1995, between Gerald B. Rigg and the
              Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31,
              1995).

  10.47       1995 Restricted Stock Unit Plan Agreement (Base), dated
              October 24, 1995, between Joe L. Roby and the
              Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31,
              1995).

  10.48       1995 Restricted Stock Unit Plan Agreement (Base), dated
              October 24, 1995, between Theodore P. Shen and the
              Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31,
              1995).

  10.49 1995 Restricted Stock Unit Plan Agreement (Premium), dated October 24, 1995, between Michael M. Bendik and the Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31,
              1995).

  10.50 1995 Restricted Stock Unit Plan Agreement (Premium), dated October 24, 1995, between Michael A. Boyd and the
              Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31,
              1995).

  10.51 1995 Restricted Stock Unit Plan Agreement (Premium), dated October 24, 1995, between John S. Chalsty and the
              Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31,
              1995).

  10.52 1995 Restricted Stock Unit Plan Agreement (Premium), dated October 24, 1995, between Anthony F. Daddino and the Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31,
              1995).


                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER                            DESCRIPTION                          PAGE
------                            -----------                        --------

  10.53 1995 Restricted Stock Unit Plan Agreement (Premium), dated October 24, 1995, between Hamilton E. James and the Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31,
              1995).

  10.54 1995 Restricted Stock Unit Plan Agreement (Premium), dated October 24, 1995, between Carl B. Menges and the
              Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31,
              1995).

  10.55 1995 Restricted Stock Unit Plan Agreement (Premium), dated October 24, 1995, between Richard S. Pechter and the Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31,
              1995).

  10.56 1995 Restricted Stock Unit Plan Agreement (Premium), dated October 24, 1995, between Gerald B. Rigg and the
              Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31,
              1995).

  10.57 1995 Restricted Stock Unit Plan Agreement (Premium), dated October 24, 1995, between Joe L. Roby and the
              Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31,
              1995).

  10.58 1995 Restricted Stock Unit Plan Agreement (Premium), dated October 24, 1995, between Theodore P. Shen and the Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31,
              1995).

  10.59       1995 Stock Option Plan Agreement, dated October 24,
              1995, between Michael M. Bendik and the Registrant
              (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995).

  10.60       1995 Stock Option Plan Agreement, dated October 24,
              1995, between Michael A. Boyd and the Registrant
              (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995).

  10.61       1995 Stock Option Plan Agreement, dated October 24,
              1995, between John S. Chalsty and the Registrant
              (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995).

  10.62       1995 Stock Option Plan Agreement, dated October 24,
              1995, between Anthony F. Daddino and the Registrant
              (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995).

  10.63       1995 Stock Option Plan Agreement, dated October 24,
              1995, between Hamilton E. James and the Registrant
              (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995).


                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER                            DESCRIPTION                          PAGE
------                            -----------                        --------

  10.64       1995 Stock Option Plan Agreement, dated October 24,
              1995, between Carl B. Menges and the Registrant
              (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995).

  10.65       1995 Stock Option Plan Agreement, dated October 24,
              1995, between Richard S. Pechter and the Registrant
              (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995).

  10.66       1995 Stock Option Plan Agreement, dated October 24,
              1995, between Gerald B. Rigg and the Registrant
              (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995).

  10.67       1995 Stock Option Plan Agreement, dated October 24,
              1995, between Joe L. Roby and the Registrant
              (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995).

  10.68       1995 Stock Option Plan Agreement, dated October 24,
              1995, between Theodore P. Shen and the Registrant
              (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995).

  10.69       Amendment No. 1 to LTI-IV Unit Award Agreement, dated
              October 24, 1995, between Michael M. Bendik and the
              Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31,
              1995).

  10.70       Amendment No. 2 to LTI-III Unit Award Agreement, dated
              October 24, 1995, between Michael A. Boyd and the
              Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31,
              1995).

  10.71       Amendment No. 2 to LTI-III Unit Award Agreement, dated
              October 24, 1995, between John S. Chalsty and the
              Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31,
              1995).

  10.72       Amendment No. 2 to LTI-III Unit Award Agreement, dated
              October 24, 1995, between Anthony F. Daddino and the
              Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31,
              1995).

  10.73       Amendment No. 1 to LTI-IV Unit Award Agreement, dated
              October 24, 1995, between Hamilton E. James and the
              Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31,
              1995).

  10.74       Amendment No. 2 to LTI-III Unit Award Agreement, dated
              October 24, 1995, between Carl B. Menges and the
              Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31,
              1995).


                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER                            DESCRIPTION                          PAGE
------                            -----------                        --------

  10.75       Amendment No. 2 to LTI-III Unit Award Agreement, dated
              October 24, 1995, between Richard S. Pechter and the
              Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31,
              1995).

  10.76       Amendment No. 2 to LTI-III Unit Award Agreement, dated
              October 24, 1995, between Gerald B. Rigg and the
              Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31,
              1995).

  10.77       Amendment No. 2 to LTI-III Unit Award Agreement, dated
              October 24, 1995, between Joe L. Roby and the
              Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31,
              1995).

  10.78       Amendment No. 2 to LTI-III Unit Award Agreement, dated
              October 24, 1995, between Theodore P. Shen and the
              Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31,
              1995).

  10.79 Insurance Agreement dated November 29, 1995, by and between the Registrant and Kayla L. Pechter and Philip
              M. Satow, as Trustees and Owners of the 1995 Pechter
              Insurance Trust, dated August 22, 1995 (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995).

  10.80 Insurance Agreement dated October 31, 1995, by and between the Registrant and Winthrop Trust Company, as Trustee and Owner of the Anthony F. Daddino Insurance
              Trust, dated August 25, 1995 (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December
              31, 1995).

  10.81 Insurance Agreement dated February 1, 1996 by and between the Registrant and Jeanette Eliasberg as Trustee and Owner of the Trust created under Agreement dated December 22, 1993 between Theodore P. Shen, as
              Grantor and Jeanette Eliasberg as Trustee.
              (Incorporated herein by reference to the corresponding exhibit to the Registrant's quarterly report on Form
              10-Q for the period ended June 30, 1996).

  10.82 Insurance Agreement dated February 1, 1996 by and between the Registrant and Jeanette Eliasberg as Trustee and Owner of the Trust created under Agreement dated December 22, 1993 between Theodore P. Shen, as
              Grantor and Jeaette Eliasberg as Trustee. (Incorporated herein by reference to the corresponding exhibit to the Registrant's quarterly report on Form 10-Q for the period ended June 30, 1996).

  10.83 Insurance Agreement dated February 1, 1996 by and between the Registrant and Jeanette Eliasberg as Trustee and Owner of the Trust created under Agreement dated December 22, 1993 between Theodore P. Shen, as
              Grantor and Jeanette Eliasberg as Trustee.
              (Incorporated herein by reference to the corresponding exhibit to the Registrant's quarterly report on Form
              10-Q for the period ended June 30, 1996).


                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER                            DESCRIPTION                          PAGE
------                            -----------                        --------

  10.84 Insurance Agreement dated January 4, 1996 by and between the Registrant and Dan Curtis Roby as Trustee and Owner of the Roby 1995 Insurance Trust dated
              November 27, 1995. (Incorporated herein by reference to the corresponding exhibit to the Registrant's quarterly report on Form 10-Q for the period ended June 30,
              1996).

  10.85       Second Amendment of Lease by and between Stanley Stahl
              D/B/A Stahl Park Avenue Co. and the Registrant, dated
              August 24, 1995. (Incorporated herein by reference to the corresponding exhibit to the Registrant's quarterly report on Form 10-Q for the period ended June 30,
              1996).

  10.86       Third Amendment of Lease by and between Stanley Stahl
              D/B/A Stahl Park Avenue Co. and the Registrant, dated
              October 6, 1995. (Incorporated herein by reference to the corresponding exhibit to the Registrant's quarterly report on Form 10-Q for the period ended June 30,
              1996).

  10.87       Fourth Amendment of Lease by and between Stanley Stahl
              D/B/A Stahl Park Avenue Co. and the Registrant, dated
              April 29, 1996. (Incorporated herein by reference to the corresponding exhibit to the Registrant's quarterly report on Form 10-Q for the period ended June 30,
              1996).

  10.88 1996 Non-Employee Directors Stock Plan (Incorporated by reference to Annex A of the Registrant's Proxy
              Statement on Schedule 14A filed on March 11, 1997 and furnished to shareholders in connection with solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 16, 1997.

  10.89       1996 Stock Option Plan Agreement, dated May 16, 1996,          593
              between Joe L. Roby and the Registrant.

  10.90       Donaldson, Lufkin & Jenrette, Inc. 1996 Incentive
              Compensation Plan. (Incorporated herein by reference to Annex B of the Company's Proxy Statement on Schedule 14
              A).

  11.1        Statement re computation of per share earnings                 596

  12.1        Computation of ratio of earnings to fixed charges and          597
              ratio of earnings to combined fixed charges and preferred
              stock dividends

  21.1 Subsidiaries of the Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995).

  23.1        Consent of KPMG Peat Marwick LLP                               599

   27         Financial Data Schedule                                        600