Form 10-Q
period 1997-03-31
DONALDSON LUFKIN & JENRETTE INC /NY/
filed 1997-05-14
CIK 29646

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF
                      1934 For the quarterly period ended
                                 March 31, 1997

                                       or
    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

                         Commission file number 1-6862

    [ ]                DONALDSON, LUFKIN & JENRETTE, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Delaware                            13-1898818
     ---------------------------------------        ---------------------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)

       277 Park Avenue, New York, New York                  10172
     ---------------------------------------        ---------------------
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

As of May 14, 1997, the latest practicable date, there were 55,093,392 shares of Common Stock, $0.10 par value, outstanding.

                       DONALDSON, LUFKIN & JENRETTE, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

                               TABLE OF CONTENTS


Part I  FINANCIAL INFORMATION
                                                                          Page
                                                                         Number
                                                                         ------
   Item 1. Financial Statements


             Condensed Consolidated Statements of Financial Condition
             at March 31, 1997 and December 31, 1996 (Unaudited)..........  3

             Condensed Consolidated Statements of Income for the three
             months ended March 31, 1997 and 1996 (Unaudited) ............  5

             Condensed Consolidated Statements of  Changes in
             Stockholders' Equity for the year ended December 31, 1996
             and the three months ended March 31, 1997 (Unaudited)........  6

             Condensed Consolidated Statements of Cash Flows for the
             three months ended March 31, 1997 and 1996 (Unaudited).......  7

             Notes to Condensed Consolidated Financial Statements
             (Unaudited)..................................................  9

   Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................... 13



Part II OTHER INFORMATION

   Item 1. Legal Proceedings.............................................. 19

   Item 5. Other Information.............................................. 19

   Item 6. Exhibits and Reports on Form 8-K............................... 20

           Signature...................................................... 22

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

      Condensed Consolidated Statements of Financial Condition (Unaudited)
                (In thousands, except share and per share data)


                                                                                      March 31,         December 31,
                                                                                        1997                1996
                                                                                    ------------       ------------
                                     ASSETS
Cash and cash equivalents....................................................       $    194,992       $    158,831
Cash and securities segregated for regulatory purposes or
  deposited with clearing organizations......................................            985,823            836,406
Securities purchased under agreements to resell..............................         25,959,436         20,598,738
Securities borrowed..........................................................         13,280,285          9,355,483
Receivables:
   Customers.................................................................          3,409,955          3,169,293
   Brokers, dealers and other................................................          3,287,871          4,001,131
Securities owned, at value:
   U.S. government and agencies..............................................          7,726,289          6,882,604
   Corporate debt............................................................          5,525,403          4,424,649
   Foreign sovereign debt....................................................          2,488,711          3,116,201
   Mortgage whole loans......................................................            653,512            275,510
   Equities and other........................................................            982,033          1,029,094
   Long-term corporate development investments...............................            227,939            204,403
Mortgages, other receivables collateralized by
   real estate assets and real estate owned..................................            400,021            405,221
Property, equipment and leasehold improvements, at cost, (net of accumulated depreciation and amortization of $171,804 and
   $163,004, respectively)...................................................            306,263            282,513
Other assets and deferred amounts............................................            775,675            763,595
                                                                                    ------------       ------------
Total Assets.................................................................       $ 66,204,208       $ 55,503,672
                                                                                    ============       ============

     See accompanying notes to condensed consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

      Condensed Consolidated Statements of Financial Condition (Unaudited)
                (in thousands, except share and per share data)


                                                                                     March 31,         December 31,
                                                                                       1997                1996
                                                                                    ------------       ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings.........................................................      $  2,162,893       $  1,162,896
Securities sold under agreements to repurchase................................        37,171,159         29,378,291
Securities loaned.............................................................         4,115,431          2,724,773
Payables:
    Customers.................................................................         4,006,905          3,897,817
    Brokers, dealers and other................................................         3,194,642          3,345,424
Securities sold not yet purchased, at value:
    U.S. government and agencies..............................................         7,755,231          6,864,643
    Corporate debt............................................................           655,465            646,421
    Foreign sovereign debt....................................................         1,211,649          1,265,553
    Equities & other..........................................................           726,555            665,053
Accounts payable and accrued expenses.........................................         1,239,244          1,721,255
Other liabilities.............................................................           397,123            442,667
                                                                                    ------------       ------------
                                                                                      62,636,297         52,114,793
                                                                                    ------------       ------------
Long-term borrowings..........................................................         1,635,065          1,541,640
                                                                                    ------------       ------------
         Total liabilities....................................................        64,271,362         53,656,433
                                                                                    ------------       ------------
Company-obligated mandatorily redeemable preferred securities
    of subsidiary trust holding solely debentures of the Company..............           200,000            200,000
                                                                                    ------------       ------------
Stockholders' Equity:
    Series A Preferred Stock, at liquidation preference ($50.00 liquidation preference, 4,000,000 shares authorized,
       issued and outstanding)................................................           200,000            200,000
    Common stock ($0.10 par value; 150,000,000 shares
       authorized; 54,504,664 and 53,300,000 shares issued
       and outstanding, respectively).........................................             5,450              5,330
    Restricted stock units (5,179,147 units authorized;
       3,871,941 and 5,081,793 units issued and outstanding,
       respectively)..........................................................            79,365            104,167
    Paid-in capital...........................................................           399,314            365,989
    Retained earnings.........................................................         1,046,209            969,856
    Cumulative translation adjustment.........................................             2,508              1,897
                                                                                    ------------       ------------
         Total stockholders' equity...........................................         1,732,846          1,647,239
                                                                                    ------------       ------------
Total Liabilities and Stockholders' Equity....................................      $ 66,204,208       $ 55,503,672
                                                                                    ============       ============

     See accompanying notes to condensed consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

            Condensed Consolidated Statements of Income (Unaudited)
                     (in thousands, except per share data)


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                           1997                1996
                                                                                        ---------           ---------
Revenues:
    Commissions...............................................................          $ 168,350           $ 146,534
    Underwritings.............................................................            173,920             135,431
    Fees......................................................................            146,132              83,233
    Interest, net of interest to finance U.S. government, agency and mortgage-backed securities of $613,877 and $487,374,
      respectively............................................................            319,728             230,799
    Principal transactions-net:
      Trading.................................................................            156,318             143,461
      Investment..............................................................                847              25,631
    Other.....................................................................             16,108              10,821
                                                                                        ---------           ---------
       Total revenues.........................................................            981,403             775,910
                                                                                        ---------           ---------
Costs and Expenses:
    Compensation and benefits.................................................            423,449             344,269
    Interest..................................................................            218,171             175,012
    Brokerage, clearing, exchange fees and other..............................             58,480              44,729
    Occupancy and equipment...................................................             39,970              30,612
    Communications............................................................             13,844              10,703
    Other operating expenses..................................................             83,489              62,085
                                                                                        ---------           ---------
       Total costs and expenses...............................................            837,403             667,410
                                                                                        ---------           ---------
Income before provision for income taxes......................................            144,000             108,500
                                                                                        ---------           ---------
Provision for income taxes....................................................             57,600              43,400
                                                                                        ---------           ---------
Net income....................................................................          $  86,400           $  65,100
                                                                                        =========           =========
Dividends on preferred stock..................................................          $   3,234           $   4,967
                                                                                        =========           =========
Earnings applicable to common shares..........................................          $  83,166           $  60,133
                                                                                        =========           =========
Weighted average common shares outstanding....................................             61,743              59,576
                                                                                        =========           =========
Earnings per common share.....................................................          $    1.35           $    1.01
                                                                                        =========           =========

     See accompanying notes to condensed consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

 For the Year Ended December 31, 1996 and the Three Months Ended March 31, 1997
                     (In thousands, except per share data)


                                   Series A                  Restricted                                 Cumulative
                                  Preferred       Common       Stock         Paid-in      Retained      Translation
                                    Stock          Stock       Units         Capital      Earnings      Adjustment          Total
                                  ---------       -------    ----------    ----------    -----------    ------------    -----------
Balances at December 31,
  1995...........................   $     0      $  5,330   $   106,163    $  363,993    $   723,859    $    (625)      $ 1,198,720

Net income.......................         -             -             -             -        291,300            -           291,300
Dividends:
   Common stock
   ($0.50 per share).............         -             -             -             -        (26,650)           -           (26,650)
   Preferred stock
   ($8.29 per share).............         -             -             -             -        (18,653)           -           (18,653)
Forfeiture of restricted
   stock units...................         -             -        (1,996)        1,996              -            -                 -
Issuance of Series A
  preferred stock................   200,000             -             -             -              -            -           200,000
Translation adjustment...........         -             -             -             -              -        2,522             2,522
                                  ---------       -------    ----------    ----------    -----------     --------       -----------
Balances at December 31,
  1996...........................   200,000         5,330       104,167       365,989        969,856        1,897         1,647,239
                                  ---------       -------    ----------    ----------    -----------     --------       -----------
Net income.......................         -             -             -             -         86,400            -            86,400
Dividends:
   Common stock
   ($0.125 per share)............         -             -             -             -         (6,813)           -            (6,813)
   Preferred stock
   ($0.8085 per share)...........         -             -             -             -         (3,234)           -            (3,234)
Forfeiture of restricted stock
   units.........................         -             -          (106)          106              -            -                 -
Conversion of restricted stock
   units to common stock.........
                                          -           120       (24,696)       24,576              -            -                 -
Income tax benefits attrib-
   utable to conversion of
   restricted  stock units.......         -             -             -         8,643              -            -             8,643
Translation adjustment...........         -             -             -             -              -          611               611
                                  ---------       -------    ----------    ----------    -----------     --------       -----------
Balances at March 31,
  1997........................... $ 200,000       $ 5,450    $   79,365    $  399,314    $ 1,046,209     $  2,508       $ 1,732,846
                                  =========       =======    ==========    ==========    ===========     ========       ===========

     See accompanying notes to condensed consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

               For the Three Months Ended March 31, 1997 and 1996

                                                                                              1997                1996
                                                                                          ------------         ----------
Cash flows from operating activities:
  Net income.......................................................................       $     86,400         $   65,100
                                                                                          ------------         ----------
  Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation and amortization.................................................             11,975              7,929
     Deferred taxes................................................................             28,019              6,526
     (Increase) decrease in unrealized appreciation of long-term
       corporate development investments...........................................              3,436            (10,460)
     Other-net.....................................................................                 87                 85
                                                                                          ------------         ----------
                                                                                               129,917             69,180
   (Increase) decrease in operating assets:
     Cash and securities segregated for regulatory
       purposes or deposited with clearing organizations...........................           (149,417)          (264,226)
     Securities purchased under agreements to resell...............................         (5,437,843)        (2,251,515)
     Securities borrowed...........................................................         (3,924,802)           665,520
     Receivables from customers....................................................           (240,662)          (512,254)
     Receivables from brokers, dealers and other...................................            713,260           (985,991)
     Securities owned, at value....................................................         (1,647,890)          (147,271)
     Other assets..................................................................              1,669            (31,779)
   Increase (decrease) in operating liabilities:
     Securities sold under agreements to repurchase................................          5,437,843          2,251,515
     Securities loaned.............................................................          1,390,658            (16,937)
     Payables to customers.........................................................            109,088            337,073
     Payables to brokers, dealers and other........................................           (150,782)         1,571,575
     Securities sold not yet purchased, at value...................................            907,230            222,122
     Accounts payable and accrued expenses.........................................           (482,011)          (316,460)
     Other liabilities and deferred amounts .......................................            (36,901)            22,194
     Translation adjustment........................................................                611               (104)
                                                                                          ------------         ----------
Net cash (used in) provided by operating activities................................       $ (3,380,032)        $  612,642
                                                                                          ------------         ----------

     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

               For the Three Months Ended March 31, 1997 and 1996

                                                                                          1997                1996
                                                                                       ----------          ----------
Cash flows from investing activities: Net proceeds from (payments for):
    Purchases of long-term corporate development investments....................       $  (37,928)         $  (25,796)
    Sales of long-term corporate development investments........................           10,957              11,366
    Purchases of property, equipment and leasehold improvements.................          (34,784)            (47,851)
    Purchases of mortgages, other receivables collateralized by real estate
      assets and real estate owned..............................................                -             (93,147)
    Sales of mortgages, other receivables collateralized by real estate assets
      and real estate owned.....................................................            4,200                   -
    Other assets................................................................          (41,710)              3,791
                                                                                       ----------          ----------
Net cash used in investing activities...........................................          (99,265)           (151,637)
                                                                                       ----------          ----------
Cash flows from financing activities: Net proceeds from (payments for):
    Short-term financings.......................................................        3,432,167            (530,511)
    Medium-Term Notes...........................................................                -             249,515
    Swiss Franc Bonds...........................................................                -            (105,513)
    Subordinated revolving credit agreement.....................................           75,000                   -
    Structured notes............................................................           (4,817)                  -
    Dividends...................................................................          (10,047)            (11,629)
    Other long-term debt........................................................           23,155              (1,308)
                                                                                       ----------          ----------
Net cash provided by (used in) financing activities.............................        3,515,458            (399,446)
                                                                                       ----------          ----------
Increase in cash and cash equivalents...........................................           36,161              61,559
Cash and cash equivalents at beginning of period...............................           158,831             107,766
                                                                                       ----------          ----------
Cash and cash equivalents at end of period.....................................        $  194,992          $  169,325
                                                                                       ==========          ==========

     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 1997


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

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted. These condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 1996 included on Form 10-K filed by the Company under the Securities Act of 1934.

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Income Taxes

Income taxes for interim period condensed consolidated financial statements have been accrued using the Company's estimated effective tax rate.

Effective January 1, 1997, Equitable's ownership for tax purposes declined to under 80% and therefore, the Company will file its own U.S. consolidated Federal income tax return separate and apart from Equitable. Net Federal income tax equivalents paid to Equitable were $ 7.1 million and $35.0 million during the three months ended March 31, 1997 and 1996, respectively.

3. Borrowings

Long-term borrowings, including current maturities of $108.4 million and $112.0 million at March 31, 1997 and December 31, 1996, respectively, consist of the following:

                                                                             March 31,         December 31,
                                                                                1997               1996
                                                                            -----------        -----------
                                                                                    (In thousands)
Senior notes, 6 7/8% due in 2005.....................................       $   497,241        $   497,160
Senior subordinated revolving credit agreement
  due in 2000........................................................           281,500            206,500
Subordinated exchange notes, 9 5/8% due in 2003......................           225,000            225,000
Structured notes.....................................................           211,417            216,234
Medium-term notes, 5 5/8% due in 2016................................           249,543            249,537
Medium-term notes, 7.88% due in 1997.................................            88,000             88,000
Junior subordinated convertibles debentures, 6.1875%
  due in 2001........................................................            40,500             43,500
Other................................................................            41,864             15,709
                                                                            -----------        -----------
     Total long-term borrowings......................................       $ 1,635,065        $ 1,541,640
                                                                            ===========        ===========

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)


During the first quarter of 1997, the Company borrowed an additional $75.0 million under its senior subordinated revolving credit agreement and extended its maturity thereon to January 30, 2000.

Structured notes are customized financing instruments in which the amount of interest or principal paid on the debt obligation is linked to the return on specific cash market financial instruments. At March 31, 1997 and December 31, 1996 the weighted average interest rate of structured notes issued with a stated coupon, was 10.32% and 11.12%, respectively. The notes mature at various dates through 2007.

Interest paid on all borrowings and financing arrangements amounted to $758.5 million and $664.3 million for the three months ended March 31, 1997 and 1996, respectively.

At March 31, 1997, the Company has committed credit facilities which enables it to borrow up to $1.28 billion on a secured basis and $650.0 million on an unsecured basis. Interest rates to be charged are based upon Federal funds, Eurodollar or negotiated rates, as applicable. There were no borrowings outstanding at March 31, 1997 and December 31, 1996 under these agreements.

4. Long-term Corporate Development Investments

Long-term corporate development investments represent the Company's involvement in private debt and equity investments which generally have no readily available market or may otherwise be restricted as to resale under the Securities Act of 1933. Accordingly, these investments are carried at estimated fair value as determined by the Finance Committee of the Board of Directors. The cost of these investments was $273.3 million and $246.4 million at March 31, 1997 and December 31, 1996, respectively. The increase in net unrealized (depreciation) appreciation of long-term corporate development investments amounted to $(3.4) million and $10.5 million for the three months ended March 31, 1997 and 1996, respectively. Changes in unrealized (depreciation) appreciation arising from changes in fair value or upon realization are reflected in revenues, principal transactions-net, investment in the condensed consolidated statements of income.

5. Net Capital

The Company's wholly owned principal subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"), is a registered broker-dealer, a registered futures commission merchant and member firm of The New York Stock Exchange, Inc. (the "NYSE") and, accordingly, is subject to the minimum net capital requirements of the Securities and Exchange Commission, the NYSE and the Commodities Futures Trading Commission. As such, it is subject to the NYSE's net capital rule which conforms to the Uniform Net Capital Rule pursuant to rule 15c3-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the required net capital, as defined, shall not be less than two percent of aggregate debit balances arising from customer transactions, as defined, or four percent of segregated funds, as defined, whichever is greater. The NYSE may also require a member firm to reduce its business if its net capital is less than four percent of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit balances. At March 31, 1997, DLJSC's net capital of approximately $604.1 million was 17 percent of aggregate debit balances and in excess of the minimum requirement by approximately $523.5 million.

Certain U.S. and foreign subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At March 31, 1997, the Company and its subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

6. Earnings Per Share

Earnings per common share are computed by dividing net income applicable to common shares after deducting the dividends on the Series A preferred stock requirement by the weighted average number of shares of common stock and common stock equivalents outstanding during each period presented. Weighted average common shares and common share equivalents outstanding are substantially the same for both primary and fully diluted earnings per common share.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)


7. Commitments and Contingencies

At March 31, 1997, the Company was contingently liable for unsecured letters of credit of approximately $162.6 million.

As a securities broker and dealer, risk is an inherent part of the Company's business activities. The principal types of risks involved in the Company's activities are market risk, credit or counterparty risk and transaction risk. The Company has developed an infrastructure to control, monitor and manage each type of risk. For a further discussion of these matters, refer to Notes 8, 9 and 10 of the Consolidated Financial Statements in the Company's Annual Report on the Form 10-K for the year ended December 31, 1996.

8. Stockholders' Equity

On February 3, 1997, 1.8 million restricted stock units vested. Of the vested units, 1.2 million were converted to common stock from the Company's authorized and unissued shares. On April 2, 1997, substantially all of the remaining vested units were converted to common stock and deposited in a grantor trust pursuant to the Executive Deferred Compensation Plan which was effective January 1, 1997.

9. Employee Benefits Plans

During the first quarter of 1997, the Management and Compensation Committee of the Board of Directors authorized the creation of a long-term award pool under the 1996 Incentive Compensation Plan (the "Plan"). The long-term award pool is for the performance period from January 1, 1997 to December 31, 1999 and is based on a percentage of the Company's pre-tax earnings and varies with the Company's average return on common equity during the performance period. Each unit granted under the Plan is equal to a percentage interest in the long-term award pool. The units vest at the rate of 33 1/3% per year during the performance period. The amount charged to expense for the Plan was $40.3 million for the three months ended March 31, 1997.

10. Derivative Financial Instruments

The Company enters into certain contractual agreements referred to as derivatives or off-balance sheet financial instruments involving futures, forwards and options. The Company's derivative activities consist of writing over-the-counter ("OTC") options to accommodate its customers needs, trading in forward contracts in U.S. government and agency issued or guaranteed securities and in futures contracts on equity-based indices, interest rate instruments and currencies and issuing structured notes. The Company's involvement in swap contracts is not significant. Substantially all of the Company's activities related to derivatives are, by their nature, trading activities which are primarily for the purpose of customer accommodations.

Options contracts are typically written for a duration of less than 13 months. The notional value of written options contracts outstanding was approximately $9.3 billion at March 31, 1997. These written option contracts are substantially covered by various financial instruments that the Company has purchased or sold as principal.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)


The notional contract and market values of the forward and futures contracts at March 31, 1997 and December 31, 1996, were as follows:

                                                      March 31, 1997          December 31, 1996
                                                      --------------          -----------------
                                                  Purchases       Sales     Purchases       Sales
                                                  ---------       -----     ---------       -----
                                                       (In millions)             (In millions)
Forward Contracts
 (Notional Contract Value)....                     $ 17,222     $ 26,189     $ 14,070     $ 17,917
                                                   ========     ========     ========     ========

Futures Contracts and Options
 on Futures Contracts
 (Notional Market Value)......                     $  2,193     $  6,844     $  1,420    $   2,774
                                                   ========     ========     ========    =========

11. Legal Proceedings

    Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and there have been no material developments in such proceedings and matters, with the exception of Harrah's Jazz Company and Harrah's Jazz Finance Corp. On February 26, 1997, the parties agreed to a settlement of these actions, subject to the District Court's approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the consolidated results of operations and financial condition of Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included elsewhere herein, and with the Management's Discussion and Analysis section included in the Company's 1996 Annual Report on Form 10-K.

BUSINESS ENVIRONMENT

    The Company's principal business activities, investment and merchant banking, securities sales and trading and correspondent brokerage services are, by their nature, highly competitive and subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity. Consequently, the Company's net income and revenues have been and are likely to continue to be, subject to wide fluctuations, reflecting the impact of many factors beyond the Company's control. These factors include securities market conditions, the level and volatility of interest rates, competitive conditions and the size and timing of transactions.

    Although the strong conditions that existed in 1996 continued through the first quarter of 1997, certain market factors weakened from the fourth quarter of 1996. Trading volume slowed from levels achieved earlier in the year, however the average daily volume remained higher than the levels sustained a year ago. Underwriting activity declined for most of the industry during the first quarter. In mid-February, the anticipation of an increase in interest rates by the Federal Reserve resulted in a decrease in equity issuances. The impact of such decreases was offset by increases in total corporate debt issuances, particularly mortgages and high-yield debt.

RECENT DEVELOPMENTS

    In March 1997, the Company acquired a London based financial advisory firm, Phoenix Group Limited (Phoenix). Phoenix is an international financial advisory and investment management business with offices in London and Hong Kong. It has two principal operations, a corporate finance and advisory business and a private equity fund management business investing in unquoted securities. It also makes investments as principal.

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which is effective for periods ending after December 15, 1997. The statement was issued to simplify the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share". The statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share. Basic earnings per share will exclude the dilutive effects of stock options, non-vested Restricted Stock Units and convertible debt. Diluted earnings per share will reflect all potential dilutive securities. Under the provisions of SFAS No. 128, basic earnings per share would have increased the amounts reported for the first quarter of 1997 and 1996 by $0.18 and $0.12, respectively. Diluted earnings per share would have been the same as amounts reported for primary earnings per share for both periods.


RESULTS OF OPERATIONS

Quarter Ended March 31, 1997 Compared TO Quarter Ended March 31, 1996

    Total revenues for the quarter ended March 31, 1997 were $981.4 million, an increase of $205.5 million or 26.5% over the quarter ended March 31, 1996. Revenues increased in most of the Company's major areas of activity during the first quarter of 1997.

    Commission revenues increased by $21.8 million or 14.9% to $168.4 million due to increased business in all areas and is generally consistent with the overall growth in listed share volume on major equity exchanges.

    Underwriting revenues increased by $38.5 million or 28.4% to $173.9 million. The Company experienced increases in all areas of underwriting during the first quarter of 1997.

    Fee revenues increased by $62.9 million or 75.6% to $146.1 million. Overall, merger and acquisition ("M&A"), asset management and other advisory services activities have increased during the first quarter of 1997.

    Interest, net of interest expense to finance U.S. government, agency and mortgage-backed securities, increased by $88.9 million or 38.5% to $319.7 million. Higher levels of foreign fixed-income securities in the Company's Emerging Markets business accounted for approximately one half of the increase. The remaining increase was due to higher levels of inventory in the Fixed Income Division and increased margin balances at Pershing.

    Principal transactions-net, trading revenues increased by $12.9 million or 9.0% to $156.3 million. Most of the increase took place in the Fixed Income Division due to improved trading results in high-yield and mortgage-backed securities.

    Principal transactions-net, investment revenues decreased by $24.8 million or 96.7% to $0.8 million. Realized gains on investments were $4.3 million. Net unrealized carrying values decreased by $3.4 million, which includes the elimination of net unrealized appreciation of $0.5 million on investments sold and an increase in net unrealized depreciation of $2.9 million on retained investments.

    Other revenues, consisting primarily of dividends and miscellaneous transaction revenues, increased by $5.3 million or 48.9% to $16.1 million.

    Total costs and expenses for the first quarter of 1997 were $837.4 million, an increase of $170.0 million or 25.5% over the first quarter of 1996.

    Compensation and benefits increased $79.2 million or 23.0% to $423.4 million. Incentive and production-related compensation increased by 23.0% in 1997 due to higher revenues and operating results. Similarly, base compensation, including benefits and all payroll taxes, increased by 23.0% due to expansion in various business groups. At March 31, 1997, full-time personnel totaled 6,046 compared to 5,041 at March 31, 1996, an increase of 1,005 or 19.9%.

    Interest expense increased $43.2 million or 24.7% to $218.2 million. Most of this increase was related to expanded levels of inventory of fixed-income related products including equity derivatives and foreign local fixed-income securities as well as increased business activity at Pershing.

    All other expenses, as noted below, increased by $47.7 million or 32.2% to $195.8 million for the first quarter of 1997.

    Brokerage, clearing, exchange fees and other expenses increased by $13.8 million due to increased share volume, underwriting related expenses and transaction fee payments. Occupancy and equipment costs increased by $9.4 million as a result of the expansion of the Company's principal office in the U.S. and the expansion of the Company's other domestic and overseas offices. Communications costs increased by $3.1 million due to expanded facilities and growth in professional staff. All other operating expenses increased by $21.4 million. Included therein are data processing, professional fees, travel and entertainment, and printing and stationery which increased by $9.6 million reflecting an overall increase in the level of business activity. In addition, for the quarter ended March 31, 1997, $11.5 million of expenses were incurred in connection with mortgage-related securities previously underwritten by the Company.

    The Company's income tax provision for the first quarter of 1997 and 1996 was $57.6 million and $43.4 million, respectively, which represented a 40% effective tax rate for both periods.

    Net income for the quarter ended March 31, 1997 was $86.4 million, up $21.3 million or 32.7% from the comparable 1996 period. Earnings per common share using the treasury stock method were $1.35 and $1.01 for the first quarter of 1997 and 1996, respectively.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's assets are highly liquid with the majority consisting of securities inventories and collateralized receivables, both of which fluctuate depending on the levels of customer business and proprietary trading. Such collateralized receivables consist primarily of resale agreements and securities borrowed, both of which are secured by U.S. government and agency securities and highly marketable corporate debt and equity securities. In addition, the Company has significant receivables from customers, brokers and dealers which turn over frequently. As a securities dealer, the Company may carry significant levels of trading inventories to meet client needs. As such, the Company's total assets or the individual components of total assets vary significantly from period to period because of changes relating to customer needs, economic and market conditions and proprietary trading strategies. A relatively small percentage of total assets is fixed or held for a period of longer than one year. The Company's total assets at March 31, 1997 and December 31, 1996 were $66.2 billion and $55.5 billion, respectively.

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

    The Company maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others including $6.0 billion, at March 31, 1997, in uncommitted and committed bank credit lines with 50 domestic and international banks. These include $4.0 billion of uncommitted bank credit lines, $1.28 billion of secured committed bank lines and $650.0 million of unsecured committed bank lines.

    Certain of the Company's businesses are capital intensive. In addition to normal operating requirements, capital is required to cover financing and regulatory charges on securities inventories, merchant banking investments and investments in fixed assets. The Company's overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated needs of its business units as well as the regulatory capital requirements of subsidiaries. Based upon these analyses, management believes that the Company's debt and equity base is adequate for current operating levels. The Company has been active in raising additional long-term financing, including extending the maturity of its $325.0 million senior subordinated revolving credit agreement. As of March 31, 1997, $281.5 million was outstanding under this facility.

    Mortgages and other receivables collateralized by real estate assets and real estate owned amounting to $400.0 million at March 31, 1997 and $405.2 million at December 31, 1996, generally represent the Company's interest in mortgages receivable including certain mortgage- related securities previously underwritten by the Company which were primarily repurchased in 1994, and are carried at amounts approximating fair value, determined by, among other things, the discounted cash flow and/or estimated sales prices of the underlying properties.

    DLJSC is subject to the capital requirements of the Securities and Exchange Commission, the New York Stock Exchange, Inc., the Commodities Futures Trading Commission and the Chicago Board of Trade, all of which ensure the general capital adequacy and liquidity of broker-dealers and futures commission merchants. DLJSC has consistently maintained capital substantially in excess of the minimum requirements of such capital rules. At March 31, 1997, DLJSC had aggregate regulatory "net capital," after adjustments required by Rule 15c3-1 under the Exchange Act of 1934, of approximately $604.1 million, which exceeded minimum net capital requirements by $523.5 million and which exceeded the net capital required by DLJSC's most restrictive debt covenants by $330.3 million.

    The Company issues structured notes which are customized financing instruments in which the amount of interest or principal paid on the debt obligation is linked to the return on specific cash market financial instruments. At March 31, 1997 and December 31, 1996, the Company had issued long-term structured notes with principal amounts of $211.4 million and $216.2 million outstanding, respectively. The Company expects the volume of this activity to increase in the future. The Company covers its obligations on structured notes primarily by purchasing and selling the securities to which the value of its structured notes are linked.

    The Company's credit ratings of its long-term debt at March 31, 1997 are as follows: Duff & Phelps A; Fitch A; IBCA A; Moody's Baal; Standard & Poors A-; and Thomson BankWatch A+.

    As a portion of the total consideration paid in connection with the Phoenix acquisition, the Company issued $28,779,000 aggregate principal amount of 5% Junior Subordinated Convertible Debentures due 2004 (the "Convertible Debentures") to the former shareholders of Phoenix, pursuant to Regulation S under the Securities Act of 1933, as amended. The Convertible Debentures are convertible into Common Stock of the Company beginning 40 days after issuance at a conversion price of $42.00 per share. The acquisition does not have a material effect on the Company's results of operations or financial condition at March 31, 1997.

    In April 1997 the Company commenced a program for the offering of up to $300 million Medium-Term Notes due nine months or more from the date of issuance. The Medium-Term Notes are part of a shelf registration previously filed by the Company. The notes may bear interest at fixed or floating rates and may be issued as indexed notes, dual currency notes, renewable notes, amortizing notes or original issue discount notes.

    The Company's overall capital and funding needs are continually reviewed to ensure that its capital base can support the estimated needs of its business units.

Cash Flows

    The Company's condensed consolidated statements of consolidated cash flows classify cash flow into three broad categories: cash flows from operating activities, investing activities and financing activities. The Company's net cash flows are principally associated with operating and financing activities, which support the Company's trading, customer and banking activities.

Quarters Ended March 31, 1997 and 1996

    Cash and cash equivalents at March 31, 1997 and 1996, totaled $195.0 million and $169.3 million, respectively, an increase of $36.2 million and $61.6 million, respectively, for the comparable periods.

    Cash (used in) provided by operating activities totaled $(3.4) billion and $612.6 million for the first three months of 1997 and 1996, respectively, and reflects primarily an increase in operating assets in 1997 and an increase in operating liabilities in 1996. In the first three months of 1997, there were increases in securities borrowed of $3.9 billion and trading inventories of $1.6 billion. These increases were partially offset by increases in liabilities including securities loaned of $1.4 billion and securities sold not yet purchased of $907.2 million. In the first three months of 1996, there were increases in payables to brokers, dealers and other of $1.6 billion, payables to customers of $337.1 million and a decrease in securities borrowed of $665.5 million. These increases were partially offset by increases in operating assets including receivables from brokers, dealers and other of $986.0 million and receivables from customers of $512.3 million.

    For the first three months of 1997 and 1996, cash of $99.3 million and $151.6 million, respectively, was used in investing activities. These generally consist of fixed asset purchases and purchases of long-term corporate development investments. Additionally, in 1997, cash was used for the purchase of net assets related to the Phoenix Group acquisition. In 1996, cash was also used for the purchase of mortgage receivables collateralized by real estate assets.

    For the first three months of 1997 and 1996, cash of $3.4 billion and $(530.5) million, respectively, was provided by (used in) short-term funding (principally repurchase agreements). Additionally, in the first quarter of 1996, $105.5 million was used to repay Swiss Franc Bonds which matured in January 1996 and $249.5 million was provided by the issuance of Medium-Term Notes.

DERIVATIVE FINANCIAL INSTRUMENTS

    The Company's derivative activities are not as extensive as many of its competitors. Instead, the Company has focused its derivative activities on writing over-the-counter ("OTC") options to accommodate its customers needs, trading in forward contracts in U.S. government and agency issued or guaranteed securities and engaging in futures contracts on equity-based indices, interest rate instruments and currencies, and issuing structured notes. The Company's involvement in swap contracts is not significant. As a result, the Company's involvement in derivative products is related primarily to revenue generation through the provision of products to its clients as opposed to hedges against the Company's own positions.

  Options Contracts:

    Options contracts are typically written for a duration of less than 13 months. Revenues from these activities (net of related interest expenses) were approximately $9.6 million and $8.8 million for the three months ended March 31, 1997 and 1996, respectively. Option writing revenues are primarily from the amortization of option premiums. The increase in revenues primarily resulted from higher levels of activity, both in size and number of transactions, by the Company's institutional customers and favorable market conditions.

    The notional value of written options contracts outstanding was approximately $9.3 billion and $4.9 billion at March 31, 1997 and 1996, respectively. The overall increase in the notional value of all options was due primarily to increases in customer activity related to U.S. government obligations. Such written options contracts are substantially covered by various financial instruments that the Company has purchased or sold as principal.

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

    Net trading gains (losses) on forward contracts were $29.3 million and $(23.9) million and net trading gains on futures contracts were $5.7 million and $8.7 million for the three months ended March 31, 1997 and 1996, respectively.

    The notional contract and market values of the forward and futures contracts at March 31, 1997 and 1996 were as follows:

                                                      March 31, 1997                March 31, 1996
                                                      --------------                --------------
                                                  Purchases         Sales       Purchases       Sales
                                                  ---------         -----       ---------       -----
                                                                      (In millions)
Forward Contracts
 (Notional Contract Value)...........             $ 17,222.2     $ 26,188.6     $17,945.2     $17,297.3
                                                  ==========     ==========     =========     =========

Futures Contracts and Options on
 Futures Contracts (Market Value)....             $  2,193.1     $  6,843.6     $ 1,672.6     $ 1,001.7
                                                  ==========     ==========     =========     =========

  Structured Notes:

    Structured notes are customized financing instruments in which the amount of interest or principal paid on a debt obligation is linked to the return on specific cash market financial instruments. At March 31, 1997 and December 31, 1996, the Company had issued long-term structured notes totaling $211.4 million and $216.2 million, respectively. The Company expects the volume of this activity to increase in the future. The Company covers its obligations on structured notes primarily by purchasing or selling the securities to which the value of its structured notes are linked.


HIGH YIELD TRANSACTIONS

    The Company participates in the underwriting, trading and sales of high-yield non-investment-grade securities. These securities generally involve greater risk than investment-grade debt securities due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions.

    The Company accounts for its high-yield inventory positions on a market basis with unrealized gains and losses being recognized currently in earnings. At March 31, 1997 and December 31, 1996 the Company had long inventory of $598.2 million and $502.6 million, respectively, and short inventory of $447.9 million and $378.5 million, respectively, of high-yield securities which accounted for less than 4.0% of the Company's overall inventory positions.

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and there have been no material developments in such proceedings and matters, with the exception of Harrah's Jazz Company and Harrah's Jazz Finance Corp. On February 26, 1997, the parties agreed to a settlement of these actions, subject to the District Court's approval.

    On May 2, 1997, DLJ was named as a defendant in the First Amended Derivative Complaint in James G. Caven v. Charles R. Miller, et al., an action in the United States District Court for the Southern District of Texas. The action is a derivative action allegedly brought on behalf of Paracelsus Healthcare Corporation ("Paracelsus"), and in turn on behalf of Champion Healthcare Corporation ("Champion"), in connection with Champion's merger with Paracelsus on or about August 16, 1996. Other defendants named in the amended complaint are certain officers and directors of Champion, Paracelsus, certain officers and directors of Paracelsus, and Paracelsus' auditors. With respect to DLJ, the amended complaint alleges that DLJ was engaged by Champion to act as its investment advisor in identifying suitable merger and acquisition prospects in the healthcare industry, and that DLJ was negligent in recommending Paracelsus to Champion as a suitable merger partner and in rendering an opinion to Champion's board of directors that the exchange ratio of Paracelsus common stock for Champion common stock in the merger was fair from a financial point of view to holders of Champion common stock. The amended complaint seeks damages in an unspecified amount, recession of the merger, interest, attorney's fees and costs, and other relief. Due to the early stage of such litigation, based on the information currently available to it, DLJ's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on DLJ's results of operations in any particular period.

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

ITEM 5.  OTHER INFORMATION

    The Company's Annual Meeting of Stockholders was held on April 16, 1997. At the meeting, (i) eighteen persons were elected as directors of the Company,
(ii) the selection of KPMG Peat Marwick LLP to serve as the independent auditors of the Company for the fiscal year ending December 31, 1997 was ratified, and (iii) the Donaldson, Lufkin & Jenrette, Inc. 1996 Non-Employee Directors Stock Plan was approved.

Election of Directors:
Nominee                           For                    Withheld         Against       Non-Vote
-------                    ---------------------------------------------------------------------
Claude Bebear                  52,841,880                 331,911
John S. Chalsty                53,090,480                  83,311
Anthony F. Daddino             53,090,280                  83,511
Henri de Castries              53,090,480                  83,311
Jerry de St. Paer              53,090,480                  83,311
Denis Duverne                  53,090,280                  83,511
Louis Harris                   53,085,879                  87,912
Henri Baron Hottinguer         53,090,280                  83,511
Hamilton E. James              53,090,480                  83,311
W. Edwin Jarmain               53,090,480                  83,311
Francis Jungers                53,087,379                  86,412
Joseph J. Melone               53,087,546                  86,245
Carl B. Menges                 53,090,256                  83,535
Richard S. Pechter             53,090,480                  83,311
Joe L. Roby                    53,090,357                  83,434
W.J. Sanders III               52,841,880                 331,911
Theodore P. Shen               53,090,480                  83,311
John C. West                   53,085,679                  88,112

Ratification of Auditors       53,151,199                   8,512           14,080

Approval of 1996 Non-Employee
  Directors Stock Plan         51,879,672                  31,339        1,262,780

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits.

  3.1 Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 33-96276).

  3.2 By-Laws. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-96276).

 10.88 1996 Non- Employee Directors Stock Plan (Incorporated herein by reference to Exhibit 10.88 to the Company's Form 10-K for the year ended December 31, 1996, File No. 1-6862).

  11     Statement re: computation of per share earnings.

  27     Financial Data Schedule

  (b)    Reports on Form 8-K.

         1. Form 8-K dated April  10, 1997; items 5 and 7

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DONALDSON, LUFKIN & JENRETTE, INC.


Date: May 14, 1997                     /s/ Anthony F. Daddino
                                       ----------------------
                                           Anthony F. Daddino
                                           Executive Vice President and Chief
                                           Financial Officer
                                           (On behalf of the Registrant and as
                                           Principal Financial Officer)

                                 EXHIBIT INDEX


   3.1 Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 33-96276).

   3.2 By-Laws. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-96276).

 10.88 1996 Non-Employee Directors Stock Plan (Incorporated herein by reference to Exhibit 10.88 to the Company's Form 10-K for the year ended December 31, 1996, File No. 1-6862).

   11    Statement re: computation of per share earnings.

   27    Financial Data Schedule