Form 10-Q
period 1997-06-30
DONALDSON LUFKIN & JENRETTE INC /NY/
filed 1997-08-12
CIK 29646

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

                                       or

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to
                                           ----------    ----------

   [ ]                   Commission file number 1-6862


                       DONALDSON, LUFKIN & JENRETTE, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                13-1898818
      -------------------------------                 ----------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)


    277 Park Avenue, New York, New York                     10172
  ---------------------------------------                 ----------
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

As of August 8, 1997, the latest practicable date, there were 55,801,730 shares of Common Stock, $0.10 par value, outstanding.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBISDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED June 30, 1997

                               TABLE OF CONTENTS


Part I  FINANCIAL INFORMATION

                                                                    Page Number
                                                                    -----------
        Item 1.  Financial Statements


                 Condensed Consolidated Statements of Financial
                 Condition at June 30, 1997 and December 31, 1996
                 (Unaudited) .......................................      3

                 Condensed Consolidated Statements of Income for
                 the three and six months ended June 30, 1997 and
                 1996 (Unaudited) ..................................      5

                 Condensed Consolidated Statements of Changes in
                 Stockholders' Equity for the year ended December
                 31, 1996 and the six months ended June 30, 1997
                 (Unaudited) .......................................      6

                 Condensed Consolidated Statements of Cash Flows
                 for the six months ended June 30, 1997 and 1996
                 (Unaudited) .......................................      7

                 Notes to Condensed Consolidated Financial
                 Statements (Unaudited) ............................      9

                 Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations .....     13


Part II OTHER INFORMATION


        Item 1.  Legal Proceedings..................................     20

        Item 6.  Exhibits and Reports on Form 8-K...................     21

                 Signature..........................................     22

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

      Condensed Consolidated Statements of Financial Condition (Unaudited)
                (In thousands, except share and per share data)

                                                                        June 30,    December 31,
                                                                          1997         1996
                                                                      -----------   -----------
                                     ASSETS

Cash and cash equivalents .........................................   $   198,151   $   158,831
Cash and securities segregated for regulatory purposes or deposited
   with clearing organizations ....................................       867,532       836,406
Securities purchased under agreements to resell ...................    25,722,151    20,598,738
Securities borrowed ...............................................    13,770,012     9,355,483
Receivables:
   Customers ......................................................     4,005,399     3,169,293
   Brokers, dealers and other .....................................     5,439,663     4,001,131
Securities owned, at value:
   U.S. government and agencies ...................................     7,427,742     6,882,604
   Corporate debt .................................................     5,335,440     4,424,649
   Foreign sovereign debt .........................................     2,373,486     3,116,201
   Mortgage whole loans ...........................................     1,543,260       275,510
   Equities and other .............................................       957,337     1,029,094
Long-term corporate development investments .......................       252,647       204,403
Mortgages, other receivables collateralized by
   real estate assets and real estate owned .......................       497,777       405,221
Property, equipment and leasehold improvements, at cost, (net of accumulated depreciation and amortization of $185,653 and
   $163,004, respectively) ........................................       323,766       282,513
Other assets and deferred amounts .................................     1,007,766       763,595
                                                                      -----------   -----------
    Total Assets ..................................................   $69,722,129   $55,503,672
                                                                      ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

      Condensed Consolidated Statements of Financial Condition (Unaudited)
                (In thousands, except share and per share data)

                                                                                       June 30,           December 31,
                                                                                         1997                 1996
                                                                                      -----------         -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term borrowings .........................................................       $ 3,011,911         $ 1,162,896
Securities sold under agreements to repurchase ................................        36,962,290          29,378,291
Securities loaned .............................................................         4,413,509           2,724,773
Payables:
    Customers .................................................................         4,950,593           3,897,817
    Brokers, dealers and other ................................................         3,701,643           3,345,424
Securities sold not yet purchased, at value:
    U.S. government and agencies ..............................................         8,266,275           6,864,643
    Corporate debt ............................................................           785,617             646,421
    Foreign sovereign debt ....................................................         1,007,434           1,265,553
    Equities & other ..........................................................           761,784             665,053
Accounts payable and accrued expenses .........................................         1,536,890           1,721,255
Other liabilities .............................................................           560,306             442,667
                                                                                      -----------         -----------
                                                                                       65,958,252          52,114,793
                                                                                      -----------         -----------
Long-term borrowings ..........................................................         1,739,482           1,541,640
                                                                                      -----------         -----------
         Total liabilities ....................................................        67,697,734          53,656,433
                                                                                      -----------         -----------
Company-obligated mandatorily redeemable preferred securities
    of subsidiary trust holding solely debentures of the Company ..............           200,000             200,000
                                                                                      -----------         -----------
Stockholders' Equity:
    Series A Preferred Stock, at liquidation preference ($50.00 liquidation
       preference, 4,000,000 shares authorized, issued and outstanding) .......           200,000             200,000
    Common stock ($0.10 par value; 150,000,000 shares
       authorized; 55,098,363 and 53,300,000 shares issued
       and outstanding, respectively) .........................................             5,510               5,330
    Restricted stock units (5,179,147 units authorized;
       3,283,613 and 5,081,793 units issued and outstanding,
       respectively) ..........................................................            67,305             104,167
    Paid-in capital ...........................................................           411,533             365,989
    Retained earnings .........................................................         1,136,479             969,856
    Cumulative translation adjustment .........................................             3,568               1,897
                                                                                      -----------         -----------
         Total stockholders' equity ...........................................         1,824,395           1,647,239
                                                                                      -----------         -----------
Total Liabilities and Stockholders' Equity ....................................       $69,722,129         $55,503,672
                                                                                      ===========         ===========

     See accompanying notes to condensed consolidated financial statements.


              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

            Condensed Consolidated Statements of Income (Unaudited)
                     (In thousands, except per share data)


                                                                       Three Months Ended                  Six Months Ended
                                                                             June 30,                           June 30,
                                                                      1997             1996             1997             1996
                                                                   ----------       ----------       ----------       ----------
Revenues:
    Commissions ............................................       $  158,346       $  152,513       $  326,696       $  299,047
    Underwritings ..........................................          164,544          255,536          338,464          390,967
    Fees ...................................................          176,695          101,510          322,827          184,743
    Interest, net of interest to finance U.S. ..............
      government, agency and mortgage-
      backed securities of $751,917, $503,903,
      $1,365,794 and $991,277, respectively ................          369,992          251,101          689,720          481,900
    Principal transactions-net:
      Trading ..............................................          109,886          131,579          266,204          275,040
      Investment ...........................................           63,533           85,495           64,380          111,126
    Other ..................................................           18,184           13,475           34,292           24,296
                                                                   ----------       ----------       ----------       ----------

       Total revenues ......................................        1,061,180          991,209        2,042,583        1,767,119
                                                                   ----------       ----------       ----------       ----------

Costs and Expenses:
    Compensation and benefits ..............................          442,330          464,683          865,779          808,952
    Interest ...............................................          247,006          177,504          465,177          352,516
    Brokerage, clearing, exchange fees
      and other ............................................           51,305           52,964          109,785           97,693
    Occupancy and equipment ................................           45,335           37,300           85,305           67,912
    Communications .........................................           15,927           13,110           29,771           23,813
    Other operating expenses ...............................           92,277           88,348          175,766          150,433
                                                                   ----------       ----------       ----------       ----------
       Total costs and expenses ............................          894,180          833,909        1,731,583        1,501,319
                                                                   ----------       ----------       ----------       ----------
Income before provision for income taxes ...................          167,000          157,300          311,000          265,800
                                                                   ----------       ----------       ----------       ----------
Provision for income taxes .................................           66,800           60,300          124,400          103,700
                                                                   ----------       ----------       ----------       ----------
Net income .................................................       $  100,200       $   97,000       $  186,600       $  162,100
                                                                   ==========       ==========       ==========       ==========
Dividends on preferred stock ...............................       $    2,970       $    4,967       $    6,204       $    9,934
                                                                   ==========       ==========       ==========       ==========
Earnings applicable to common shares .......................       $   97,230       $   92,033       $  180,396       $  152,166
                                                                   ==========       ==========       ==========       ==========
Earnings per share:
    Primary ................................................       $     1.54       $     1.53       $     2.89       $     2.54
    Fully diluted ..........................................       $     1.49       $     1.53       $     2.79       $     2.54
                                                                   ==========       ==========       ==========       ==========
Weighted average common shares:
    Primary ................................................           63,096           60,082           62,488           59,839
    Fully diluted ..........................................           65,185           60,082           64,739           59,839
                                                                   ==========       ==========       ==========       ==========

     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                  (Unaudited)

  For the Year Ended December 31, 1996 and the Six Months Ended June 30, 1997
                     (In thousands, except per share data)

                                  Series A                   Restricted                                  Cumulative
                                 Preferred      Common         Stock          Paid-in      Retained      Translation
                                   Stock         Stock         Units          Capital      Earnings      Adjustment        Total
                                -----------   -----------    -----------    -----------   -----------    -----------    -----------
 Balances at December 31, 1995  $         0   $     5,330    $   106,163    $   363,993   $   723,859    $      (625)   $ 1,198,720

 Net income ..................         --            --             --             --         291,300           --          291,300
 Dividends:
   Common stock
   ($0.50 per share) .........         --            --             --             --         (26,650)          --          (26,650)
   Preferred stock
   ($8.29 per share) .........         --            --             --             --         (18,653)          --          (18,653)
Forfeiture of restricted
   stock units ...............         --            --           (1,996)         1,996          --             --             --
Issuance of Series A
  preferred stock ............      200,000          --             --             --            --             --          200,000
Translation adjustment .......         --            --             --             --            --            2,522          2,522
                                -----------   -----------    -----------    -----------   -----------    -----------    -----------
Balances at December 31, 1996       200,000         5,330        104,167        365,989       969,856          1,897      1,647,239
                                -----------   -----------    -----------    -----------   -----------    -----------    -----------

Net income ...................         --            --             --             --         186,600           --          186,600
Dividends:
   Common stock
   ($0.25 per share) .........         --            --             --             --         (13,773)          --          (13,773)
   Preferred stock
   ($1.55 per share) .........         --            --             --             --          (6,204)          --           (6,204)
Forfeiture of restricted
   stock units ...............         --            --             (106)           106          --             --             --
Conversion of restricted stock
   units to common stock......         --             179        (36,756)        36,577          --             --             --
Income tax benefits attrib-
   utable to conversion of
   restricted  stock units ...         --            --             --            8,643          --             --            8,643
Exercise of stock options ....         --               1           --              145          --             --              146
Income tax benefits
   attributable to exercise
   of stock options ..........         --            --             --               73          --             --               73
Translation adjustment .......         --            --             --             --            --            1,671          1,671
                                -----------   -----------    -----------    -----------   -----------    -----------    -----------
Balances at June 30, 1997 ....  $   200,000   $     5,510    $    67,305    $   411,533   $ 1,136,479    $     3,568    $ 1,824,395
                                ===========   ===========    ===========    ===========   ===========    ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                For the Six Months Ended June 30, 1997 and 1996

                                                                            1997           1996
                                                                        -----------    -----------
Cash flows from operating activities:
   Net income .......................................................   $   186,600    $   162,100
                                                                        -----------    -----------
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Depreciation and amortization ....................................        27,801         16,050
   Deferred taxes ...................................................        10,643        (62,472)
   (Decrease) increase in unrealized depreciation of long-term
    corporate development investments ...............................       (23,571)        89,167
   Other-net ........................................................           180            172
                                                                        -----------    -----------
                                                                            201,653        205,017
   (Increase) decrease in operating assets:
     Cash and securities segregated for regulatory
       purposes or deposited with clearing organizations ............       (31,126)       (78,659)
     Securities purchased under agreements to resell ................    (4,340,640)    (1,904,932)
     Securities borrowed ............................................    (4,414,529)    (1,141,480)
     Receivables from customers .....................................      (836,106)      (696,384)
     Receivables from brokers, dealers and other ....................    (1,438,532)       (69,797)
     Securities owned, at value .....................................    (1,909,207)          (721)
     Other assets ...................................................      (242,344)      (128,856)
     Receivables collateralized by real estate assets ...............       (94,269)      (110,995)
   Increase (decrease) in operating liabilities:
     Securities sold under agreements to repurchase .................     4,340,640      1,904,932
     Securities loaned ..............................................     1,688,736        386,558
     Payables to customers ..........................................     1,052,776        599,096
     Payables to brokers, dealers and other .........................       356,219      1,007,895
     Securities sold not yet purchased, at value ....................     1,379,440        217,258
     Accounts payable and accrued expenses ..........................      (184,365)       (51,481)
     Other liabilities and deferred amounts .........................       126,358        183,691
     Translation adjustment .........................................         1,671            (25)
                                                                        -----------    -----------
     Net cash (used in) provided by operating activities ............   $(4,343,625)   $   321,117
                                                                        -----------    -----------

     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                For the Six Months Ended June 30, 1997 and 1996

                                                                             1997           1996
                                                                          -----------    -----------

Cash flows from investing activities:
  Net (payments for) proceeds from:
    Purchases of long-term corporate development investments ..........   $   (78,415)   $   (52,131)
    Sales of long-term corporate development investments ..............        53,742         21,393
    Purchases of property, equipment and leasehold improvements .......       (67,113)       (75,569)
    Purchases of mortgages, other receivables collateralized by real
      estate assets and real estate owned .............................          --           (1,950)
    Sales of mortgages, other receivables collateralized by real estate
      assets and real estate owned ....................................          --           38,900
    Other assets ......................................................       (12,700)        (8,326)
                                                                          -----------    -----------
Net cash used in investing activities .................................      (104,486)       (77,683)
                                                                          -----------    -----------

Cash flows from financing activities:
    Net proceeds from (payments for):
    Short-term financings .............................................     4,309,601       (332,292)
    Medium-Term Notes .................................................        89,805        249,515
    Junior subordinated convertible debentures ........................        21,279           --
    Swiss Franc Bonds .................................................          --         (105,513)
    Subordinated revolving credit agreement ...........................       118,500            784
    Structured notes ..................................................       (28,169)          --
    Dividends .........................................................       (19,977)       (23,259)
    Other .............................................................        (3,608)          --
                                                                          -----------    -----------
Net cash provided by (used in) financing activities ...................     4,487,431       (210,765)
                                                                          -----------    -----------
Increase in cash and cash equivalents .................................        39,320         32,669

Cash and cash equivalents at beginning of period ......................       158,831        107,766
                                                                          -----------    -----------
Cash and cash equivalents at end of period ............................   $   198,151    $   140,435
                                                                          ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 June 30, 1997


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

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted. These condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the condensed consolidated financial position and results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results for the entire year. These financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto as of and for the year ended December 31, 1996 included on Form 10-K filed by the Company under the Securities Exchange Act of 1934.

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

Certain reclassifications have been made to prior year financial statements to conform to the 1997 presentation.

2.  Income Taxes

Income taxes for interim period condensed consolidated financial statements have been accrued using the Company's estimated effective tax rate.

Effective January 1, 1997, Equitable's ownership for tax purposes declined to under 80% and therefore, the Company will file its own U.S. consolidated Federal income tax return separate and apart from Equitable. Federal income taxes paid for the six months ended June 30, 1997 were $45.2 million, including net federal income tax equivalents paid to Equitable of $7.1 million. Net Federal income tax equivalents paid to Equitable were $ 72.5 million during the six months ended June 30, 1996.

3.  Borrowings

Long-term borrowings, including current maturities of $121.0 million and $112.0 million at June 31, 1997 and December 31, 1996, respectively, consist of the following:

                                                                      June 30,    December 31,
                                                                        1997          1996
                                                                     ----------   ----------
                                                                          (In thousands)
Senior notes, 6 7/8% due in 2005 .................................   $  497,322   $  497,160
Senior subordinated revolving credit agreement due in 2000 .......      325,000      206,500
Subordinated exchange notes, 9 5/8% due in 2003 ..................      225,000      225,000
Structured notes .................................................      188,065      216,234
Medium-term notes, 5 5/8% due in 2016 ............................      249,549      249,537
Medium-term notes, 7.88% due in 1997 .............................       88,000       88,000
Medium-term notes, 5.8125% due in 2000 ...........................       69,846         --
Junior subordinated convertibles debentures, 6.1875%  due in 2001.       36,000       43,500
Junior subordinated convertible debentures, 5% due in 2004 .......       28,779         --
Other ............................................................       31,921       15,709
                                                                     ----------   ----------
     Total long-term borrowings ..................................   $1,739,482   $1,541,640
                                                                     ==========   ==========

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)


During the first quarter of 1997, the Company borrowed an additional $75.0 million under its senior subordinated revolving credit agreement and extended its maturity thereon to January 30, 2000. In June 1997, an additional $43.5 million was borrowed under such agreement.

In April 1997, the Company commenced a program for the offering of up to $300 million Medium-Term Notes due nine months or more from the date of issuance. The Medium-Term Notes are part of a shelf registration statement previously filed by the Company. The notes may bear interest at fixed or floating rates and may be issued as indexed notes, dual currency notes, renewable notes, amortizing notes or original issue discount notes. At June 30, 1997, the Company had $90.0 million of notes outstanding under this shelf registration statement with a weighted average rate of 5.947%.

In June 1997, the Company filed a shelf registration statement which enables the Company to issue from time to time up to $1.0 billion in aggregate principal amount of senior or subordinated debt securities. There were no securities outstanding under this shelf registration statement at June 30, 1997.

In March 1997, the Company issued $28,779,000 aggregate principal amount of 5% Junior Subordinated Convertible Debentures due 2004 (the "Convertible Debentures") in connection with the acquisition of a London based financial advisory firm. On July 11, 1997 the Company notified holders of the convertible debentures that on August 15, 1997, the Company will exercise its option to redeem all of the outstanding convertible debentures. Holders of such debentures have the option of receiving 105% of the par value on the date of redemption or converting the debentures into an aggregate of 685,204 shares of common stock of the Company at the conversion price of $42 per share. On August 8, 1997 all debentures were converted into shares of the Company's common stock.

Subordinated exchange notes due in 2003 include $20.0 million due to a subsidiary of Equitable at June 30, 1997.

Structured notes are customized financing instruments in which the amount of interest or principal paid on the debt obligation is linked to the return on specific cash instruments. At June 30, 1997 and December 31, 1996, the weighted average interest rate of structured notes issued with a stated coupon was 9.50% and 11.12%, respectively. The notes mature at various dates through 2007.

During the second quarter of 1997, the Company replaced its $1.28 billion committed credit facilities with a $2.0 billion revolving credit facility, of which $1.0 billion may be unsecured. There were no borrowings outstanding under this agreement at June 30, 1997.

Interest paid on all borrowings and financing arrangements amounted to $1.8 billion and $1.3 billion for the six months ended June 30, 1997 and 1996, respectively.

4.  Long-term Corporate Development Investments

Long-term corporate development investments represent the Company's involvement in private debt and equity investments which generally have no readily available market or may otherwise be restricted as to resale under the Securities Act of 1933, as amended. Accordingly, these investments are carried at estimated fair value as determined by the Finance Committee of the Board of Directors. The cost of these investments was $ 271.1 million and $246.4 million at June 30, 1997 and December 31, 1996, respectively. The decrease (increase) in net unrealized depreciation for the six months ended June 30, 1997 and 1996 amounted to $23.6 million and $(89.2) million, respectively. Changes in unrealized depreciation arising from changes in fair value or upon realization are reflected in revenues, principal transactions-net, investment in the condensed consolidated statements of income.

5.       Net Capital

The Company's wholly owned principal subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"), is a registered broker-dealer, a registered futures commission merchant and member firm of The New York Stock Exchange, Inc. (the "NYSE") and, accordingly, is subject to the minimum net capital requirements of the Securities and Exchange Commission, the NYSE

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)


and the Commodities Futures Trading Commission. As such, it is subject to the NYSE's net capital rule which conforms to the Uniform Net Capital Rule pursuant to rule 15c3-1 of the Securities Exchange Act of 1934, as amended. Under the alternative method permitted by this rule, the required net capital, as defined, shall not be less than two percent of aggregate debit balances arising from customer transactions, as defined, or four percent of segregated funds, as defined, whichever is greater. The NYSE may also require a member firm to reduce its business if its net capital is less than four percent of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit balances. At June 30, 1997, DLJSC's net capital of approximately $695.3 million was 16 percent of aggregate debit balances and in excess of the minimum requirement by approximately $601.7 million.

Certain U.S. and foreign subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At June 30, 1997, the Company and its subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

6.  Earnings Per Share

Primary and fully diluted earnings per common share are computed by dividing earnings applicable to common shares (net income less preferred dividends) by the respective weighted average number of shares of common stock and common stock equivalents outstanding during each period presented. Common share equivalents include shares of common stock issuable under the Company's Restricted Stock Unit Plan and the dilutive effects of options under the Treasury Stock method. In addition, in calculating fully diluted earnings per common share, common share equivalents also include the dilutive effect of convertible debt using the "if - converted" method.

7.  Commitments and Contingencies

At June 30, 1997, the Company was contingently liable for unsecured letters of credit of approximately $181.9 million.

As a securities broker and dealer, risk is an inherent part of the Company's business activities. The principal types of risks involved in the Company's activities are market risk, credit or counterparty risk and transaction risk. The Company has developed an infrastructure to control, monitor and manage each type of risk. For a further discussion of these matters, refer to Notes 8, 9 and 10 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

8.  Stockholders' Equity

During the first six months of 1997, 1.8 million restricted stock units vested and were converted into common stock from the Company's authorized and unissued shares. Approximately 600,000 of such shares were deposited in a grantor trust pursuant to the Executive Deferred Compensation Plan which was effective January 1, 1997.

9.  Employee Benefits Plans

During the first quarter of 1997, the Management and Compensation Committee of the Board of Directors authorized the creation of a long-term award pool under the 1996 Incentive Compensation Plan (the "Plan"). The long-term award pool is for the performance period from January 1, 1997 to December 31, 1999 and is based on a percentage of the Company's pre-tax earnings and varies with the Company's average return on common equity during the performance period. Each unit granted under the Plan is equal to a percentage interest in the long-term award pool. The units vest at the rate of 33 1/3% per year during the performance period. The amount charged to expense for the Plan was $87.2 million for the six months ended June 30, 1997.

10. Derivative Financial Instruments

Substantially all of the Company's activities related to derivatives are, by their nature, trading activities which are primarily for the purpose of customer accommodations. The Company enters

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)


into certain contractual agreements referred to as derivatives or off-balance sheet financial instruments involving futures, forwards and options. The Company's derivative activities consist of writing over-the-counter ("OTC") options to accommodate its customers needs, trading in forward contracts in U.S. government and agency issued or guaranteed securities and in futures contracts on equity-based indices, interest rate instruments and currencies and issuing structured notes. The Company's involvement in swap contracts and commodity derivative instruments is not significant. Although the Company may enter into certain derivative instruments to provide an economic hedge against certain risks, all realized and unrealized gains and losses on these instruments are recorded currently in the condensed consolidated statement of income.

Accounting Policies

Changes in unrealized gains or losses as well as realized gains and losses at settlement on all derivative instruments (options, forward and futures contracts) are included in the condensed consolidated statements of income in principal transactions-net, trading. Related offsetting amounts are presented as receivables or payables from brokers, dealers and other in the condensed consolidated statement of financial condition. Fair value of the options includes the unamortized premiums which are deferred and are included in payables to brokers, dealers and other in the condensed consolidated statement of financial condition. Such premiums are recognized over the life of the option contracts on a straight-line basis or are recognized through the change in the fair value of the option in principal transactions net-trading revenue. Cash flows from derivative instruments are presented as operating activities in the condensed consolidated statements of cash flows.

Options contracts are typically written for a duration of less than 13 months. The notional value of written options contracts outstanding was approximately $6.5 billion at June 30, 1997. These written option contracts are substantially covered by various financial instruments that the Company has purchased or sold as principal.

The notional amounts of forward and futures contracts are treated as off-balance sheet items. The notional contract and market values of such contracts at June 30, 1997 and December 31, 1996, were as follows:

                                          June 30, 1997       December 31, 1996
                                          -------------       -----------------
                                       Purchases    Sales    Purchases     Sales
                                       ---------    -----    ---------     -----
                                           (In millions)        (In millions)
Forward Contracts
 (Notional Contract Value) .........    $15,622    $20,572    $14,070    $17,917
                                        =======    =======    =======    =======

Futures Contracts and Options
 on Futures Contracts
 (Notional Market Value) ...........    $ 2,669    $ 5,668    $ 1,420    $ 2,774
                                        =======    =======    =======    =======

11. Legal Proceedings

    Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997. There have been no material developments in such proceedings and matters, with the exception of Harrah's Jazz Company and Harrah's Jazz Finance Corp. On February 26, 1997, the parties agreed to a settlement of these actions, subject to the District Court's approval which was granted on July 31, 1997. The settlement is also subject to the approval by the United States Bankruptcy Court for the Eastern District of Louisiana of proposed modifications to a confirmed plan of reorganization for Harrah's Jazz Company and Harrah's Jazz Finance Corp., and the satisfaction or waiver of all conditions to the effectiveness of the plan, as provided in the plan. There can be no assurance of the Bankruptcy Court's approval of the modifications to the plan of reorganization, or that the conditions to the effectiveness of the plan will be satisfied or waived. In the opinion of management, the settlement, if approved, will not have a material adverse effect on the Company's results of operations or on its consolidated financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the consolidated results of operations and financial condition of Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included elsewhere herein, and with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1996 Annual Report on Form 10-K.

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

    INDUSTRY-WIDE VOLUME OF NEW STOCK AND BOND OFFERINGS UNDERWRITTEN DURING THE PERIOD, SHARE volume traded on major equity markets and dealer and trading revenues were strong during the first two months of 1997. However, increases in interest rates by the Federal Reserve in late March 1997 created significant volatility in many markets, resulting in slowed underwriting activity. Although the equity underwriting market rebounded in the latter part of the second quarter, the volume of deals underwritten decreased significantly from the prior quarter and the same period a year ago.

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

    During the third quarter of 1995, the Company provided $28.8 million for a potential loss with respect to a bridge loan aggregating $150 million to a company experiencing financial difficulties. In April 1997, the bridge loan was repaid in full and the Company realized the amounts previously reserved, plus interest.

    In June 1997, the Company purchased from Equitable the remaining 50% interest in a corporation formed to originate multi-family and commercial loans bringing its ownership to 100%.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is required to be displayed in the equity section of the statement of financial condition, separate from retained earnings and paid-in capital. In addition, in June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for financial statements for periods beginning after December 15, 1997. This statement requires a company to report financial and descriptive information about its reportable operating segments. The Company is currently evaluating the impact of these standards on its financial statement presentation and disclosures.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996

    Total revenues for the quarter ended June 30, 1997 were $1.1 billion, an increase of $70.0 million or 7.1% over the quarter ended June 30, 1996. Revenues increased in the second quarter of 1997 due primarily to an increase in fees and net interest income.

    Commission revenues increased by $5.8 million or 3.8% to $158.3 million due to increased business in all areas and is generally consistent with the overall growth in listed share volume on major equity exchanges.

    Underwriting revenues decreased by $91.0 million or 35.6% to $164.5 million. The Company and the industry experienced decreases in equity underwriting during the second quarter of 1997.

    Fee revenues increased by $75.2 million or 74.1% to $176.7 million. Overall, merger and acquisition, asset management and other advisory services activities have increased during the second quarter of 1997.

    Interest, net of interest expense to finance U.S. government, agency and mortgage-backed securities, increased by $118.9 million or 47.3% to $370.0 million. Higher levels of fixed-income securities including the Company's Emerging Markets business accounted for more than half of the increase. The remaining increase was due to increased margin balances at Pershing.

    Principal transactions-net, trading revenues decreased by $21.7 million or 16.5% to $109.9 million. Most of the decrease took place in foreign fixed income instruments and was more than offset by increases in interest revenues net of all interest expense and by improved trading results in domestic fixed income products.

    Principal transactions-net, investment revenues decreased by $22.0 million or 25.7% to $63.5 million. Realized gains on investments were $36.5 million. Net unrealized carrying values increased by $27.0 million, which includes the elimination of net unrealized depreciation of $27.3 million on investments sold and an increase in net unrealized depreciation of $0.3 million on retained investments.

    Other revenues, consisting primarily of dividends and miscellaneous transaction revenues, increased by $4.7 million or 34.9% to $18.2 million.

    Total costs and expenses for the second quarter of 1997 were $894.2 million, an increase of $60.3 million or 7.2% over the second quarter of 1996.

    Compensation and benefits decreased $22.4 million or 4.8% to $442.3 million. Incentive and production-related compensation decreased by 10.6% in 1997 due to lower long-term incentive accruals offset in part by higher production related compensation due to higher revenues and operating results. Base compensation, including benefits and all payroll taxes, increased by 17.8% due to expansion in various business groups. At June 30, 1997, full-time personnel totaled 6,468 compared to 5,405 at June 30, 1996, an increase of 1,063 or 19.7%.

    Interest expense increased $69.5 million or 39.2% to $247.0 million. Most of this increase was related to expanded levels of inventory of fixed-income related products including foreign local fixed-income securities as well as increased business activity at Pershing.

    All other expenses, as noted below, increased by $13.1 million or 6.8% to $204.8 million for the second quarter of 1997.

    Brokerage, clearing, exchange fees and other expenses decreased by $1.7 million due to decreased underwriting related expenses. Occupancy and equipment costs increased by $8.0 million as a result of the expansion of the Company's principal office in the U.S. and the expansion of the Company's other domestic and overseas offices. Communications costs increased by $2.8 million due to expanded facilities and growth in professional staff. All other operating expenses increased by $3.9 million. Included therein are data processing, professional fees, travel and entertainment, and printing and stationery which increased due to an overall increase in the level of business activity.

    The Company's income tax provision for the second quarter of 1997 and 1996 was $66.8 million and $60.3 million, respectively, which represented a 40% and 38.3% effective tax rate, respectively.

    Net income for the quarter ended June 30, 1997 was $100.2 million, up $3.2 million or 3.3% from the comparable 1996 period. Primary and fully diluted earnings per common share using the treasury stock method were $1.54 and $1.49, respectively for the second quarter of 1997 and $1.53 for both primary and fully diluted earnings per common share for the second quarter of 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

    Total revenues for the six months ended June 30, 1997 were $2.0 billion, an increase of $275.5 million or 15.6% over the six months ended June 30, 1996. Revenues increased primarily due to increases in fees and net interest income during 1997.

    Commission revenues increased by $27.6 million or 9.2% to $326.7 million due to increased business in all areas and is generally consistent with the overall growth in listed share volume on major equity exchanges.

    Underwriting revenues decreased by $52.5 million or 13.4% to $338.5 million. The Company and the industry experienced decreases in equity underwriting during the six months ended June 30, 1997.

    Fee revenues increased by $138.1 million or 74.7% to $322.8 million. Overall, merger and acquisition, asset management and other advisory services activities have increased during the first six months of 1997.

    Interest, net of interest expense to finance U.S. government, agency and mortgage-backed securities, increased by $207.8 million or 43.1% to $689.7 million. Higher levels of foreign fixed-income securities in the Company's Emerging Markets business accounted for approximately one half of the increase. The remaining increase was due to higher levels of inventory in the Fixed Income Division and increased margin balances at Pershing.

    Principal transactions-net, trading revenues decreased by $8.8 million or 3.2% to $266.2 million. Most of the decrease took place in foreign fixed income instruments and was more than offset by increases in interest revenues net of all interest expense and by improved trading results in domestic fixed income products.

    Principal transactions-net, investment revenues decreased by $46.7 million or 42.1% to $64.4 million. Realized gains on investments were $40.8 million. Net unrealized carrying values increased by $23.6 million, which includes the elimination of net unrealized depreciation of $26.8 million on investments sold and an increase in net unrealized depreciation of $3.2 million on retained investments.

    Other revenues, consisting primarily of dividends and miscellaneous transaction revenues, increased by $10.0 million or 41.1% to $34.3 million.

    Total costs and expenses for the six months ended June 30, 1997 were $1.7 billion, an increase of $230.3 million or 15.3% over the six months ended 1996.

    Compensation and benefits increased $56.8 million or 7.0% to $865.8 million. Incentive and production-related compensation increased by 3.2% in 1997 due to higher revenues and operating results offset in part by lower long-term incentive accruals. Similarly, base compensation, including benefits and all payroll taxes, increased by 20.3% due to expansion in various business groups. At June 30, 1997, full-time personnel totaled 6,468 compared to 5,405 at June 30, 1996, an increase of 1,063 or 19.7%.

    Interest expense increased $112.7 million or 32.0% to $465.2 million. Most of this increase was related to expanded levels of inventory of fixed-income related products including foreign local fixed-income securities as well as increased business activity at Pershing.

    All other expenses, as noted below, increased by $60.8 million or 17.9% to $400.6 million for the first six months of 1997.

    Brokerage, clearing, exchange fees and other expenses increased by $12.1 million due to increased share volume and transaction fee payments. Occupancy and equipment costs increased by $17.4 million as a result of the expansion of the Company's principal office in the U.S. and the expansion of the Company's other domestic and overseas offices. Communications costs increased by $6.0 million due to expanded facilities and growth in professional staff. All other operating expenses increased by $25.3 million. Included therein are data processing, professional fees, travel and entertainment, and printing and stationery which increased due to an overall increase in the level of business activity.

    The Company's income tax provision for the six months ended June 30, 1997 and 1996 was $124.4 million and $103.7 million, respectively, which represented a 40% and 39% effective tax rate, respectively.

    Net income for the six months ended June 30, 1997 was $186.6 million, up $24.5 million or 15.1% from the comparable 1996 period. Primary and fully diluted earnings per common share using the treasury stock method were $2.89 and $2.79, for the six months ended June 30, 1997 and $2.54 for both primary and fully diluted earnings per common share for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's assets are highly liquid with the majority consisting of securities inventories and collateralized receivables, both of which fluctuate depending on the levels of customer business and proprietary trading. Such collateralized receivables consist primarily of resale agreements and securities borrowed, both of which are secured by U.S. government and agency securities and highly marketable corporate debt and equity securities. In addition, the Company has significant receivables from customers, brokers and dealers which turn over frequently. As a securities dealer, the Company may carry significant levels of trading inventories to meet client needs. As such, the Company's total assets or the individual components of total assets vary significantly from period to period because of changes relating to customer needs, economic and market conditions and proprietary trading strategies. A relatively small percentage of total assets is fixed or held for a period of longer than one year. The Company's total assets at June 30, 1997 and December 31, 1996 were $69.7 billion and $55.5 billion, respectively.

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

    The Company maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others including $6.0 billion, at June 30, 1997, in uncommitted and committed bank credit lines with 50 domestic and international banks. These include $4.0 billion of uncommitted bank credit lines, and a $2.0 billion revolving credit facility, of which $1.0 billion may be unsecured.

    Certain of the Company's businesses are capital intensive. In addition to normal operating requirements, capital is required to cover financing and regulatory charges on securities inventories, merchant banking investments and investments in fixed assets. The Company's overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated needs of its business units as well as the regulatory capital requirements of subsidiaries. Based upon these analyses, management believes that the Company's debt and equity base is adequate for current operating levels. The Company has been active in raising additional long-term financing, including extending the maturity of its $325.0 million senior subordinated revolving credit agreement. As of June 30, 1997, $325.0 million was outstanding under this facility.

    Mortgages, other receivables collateralized by real estate assets and real estate owned amounting to $497.8 million at June 30, 1997 and $405.2 million at December 31, 1996, generally represent the Company's interest in mortgages receivable including certain mortgage-related securities previously underwritten by the Company which were primarily repurchased in 1994, and are carried at amounts approximating fair value, determined by, among other things, the discounted cash flow and/or estimated sales prices of the underlying properties. In July 1997, the Company announced its intention to sell the mortgage loans and related assets which were repurchased by the Company in 1994.

    DLJSC is subject to the capital requirements of the Securities and Exchange Commission, the New York Stock Exchange, Inc., the Commodities Futures Trading Commission and the Chicago Board of Trade, all of which ensure the general capital adequacy and liquidity of broker-dealers and futures commission merchants. DLJSC has consistently maintained capital substantially in excess of the minimum requirements of such capital rules. At June 30, 1997, DLJSC had aggregate regulatory "net capital," after adjustments required by Rule 15c3-1 under the Securities Exchange Act of 1934, of approximately $695.3 million, which exceeded minimum net capital requirements by $601.7 million and which exceeded the net capital required by DLJSC's most restrictive debt covenants by $372.5 million.

    The Company issues structured notes which are customized financing instruments in which the amount of interest or principal paid on the debt obligation is linked to the return on specific cash instruments. At June 30, 1997 and December 31, 1996, the Company had issued long-term structured notes with principal amounts of $188.1 million and $216.2 million outstanding, respectively. The Company covers its obligations on structured notes primarily by purchasing and selling the securities to which the value of its structured notes are linked.

    The Company's credit ratings of its long-term debt at June 30, 1997 are as follows: Duff & Phelps A; Fitch A; IBCA A; Moody's Baal; Standard & Poors A-; and Thomson BankWatch A+.

    As a portion of the total consideration paid in connection with the Phoenix acquisition, the Company issued $28,779,000 aggregate principal amount of 5% Junior Subordinated Convertible Debentures due 2004 (the "Convertible Debentures") to the former shareholders of Phoenix. On July 11, 1997, the Company notified holders of the convertible debentures that on August 15, 1997, the Company will exercise its option to redeem all of the outstanding convertible debentures. Holders of such debentures have the option of receiving 105% of the par value on the date of redemption or converting the debentures into an aggregate of 685,204 shares of common stock of the Company at the conversion price of $42 per share. On August 8, 1997 all debentures were converted into shares of the Company's common stock.

    In April 1997, the Company commenced a program for the offering of up to $300 million Medium-Term Notes due nine months or more from the date of issuance. The Medium-Term Notes are part of a shelf registration statement previously filed by the Company. The notes may bear interest at fixed or floating rates and may be issued as indexed notes, dual currency notes, renewable notes, amortizing notes or original issue discount notes. At June 30, 1997, the Company had $90.0 million of notes outstanding under this shelf registration statement with a weighted average rate of 5.947%.

    In June 1997, the Company filed a shelf registration statement which enables the Company to issue from time to time up to $1.0 billion in aggregate principal amount of senior or subordinated debt securities. There were no securities outstanding under this shelf registration statement at June 30, 1997.

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

Six Months Ended June 30, 1997 and 1996

    Cash and cash equivalents at June 30, 1997 and 1996, totaled $198.2 million and $140.4 million, respectively, an increase of $39.3 million and $32.7 million, respectively, for the comparable periods.

    Cash (used in) provided by operating activities totaled $(4.3) billion and $321.1 million for the six months ended 1997 and 1996, respectively, and reflects primarily an increase in operating assets in 1997 and an increase in operating liabilities in 1996. In the first six months of 1997, there were increases in assets including securities borrowed of $4.4 billion, trading inventories of $1.9 billion, receivables from brokers, dealers and other of $1.4 billion and receivables from customers of $836.1 million. These increases were partially offset by increases in liabilities including securities loaned of $1.7 billion, securities sold not yet purchased of $1.4 billion and payables to customers of $1.1 billion. In the first six months of 1996, there were increases in payables to brokers, dealers and other of $1.0 billion, payables to customers of $599.1 million, securities loaned of $386.6 million and securities sold not yet purchased of $217.3 million. These increases were partially offset by increases in assets including securities borrowed of $1.1 billion and receivables from customers of $696.4 million.

    For the six months ended June 30, 1997 and 1996, cash of $104.5 million and $77.7 million, respectively, was used in investing activities. These generally consist of fixed asset purchases and purchases of long-term corporate development investments. Additionally, in 1997, cash was used for the purchase of net assets related to the Phoenix acquisition.

    For the first six months of 1997 and 1996, cash of $4.5 billion and $(210.8) million, respectively, was provided by (used in) short-term funding (principally repurchase agreements). In 1997, the Company borrowed an additional $118.5 million under the senior subordinated revolving credit agreement and $89.8 million was provided by the issuance of Medium-Term Notes. In 1996, $105.5 million was used to repay Swiss Franc Bonds which matured in January 1996 and $249.5 million was provided by the issuance of Medium-Term Notes.

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

  Options Contracts:

    Options contracts are typically written for a duration of less than 13 months. Revenues from these activities (net of related interest expenses) were approximately $42.2 million and $31.9 million for the six months ended June 30, 1997 and 1996, respectively. Option writing revenues are primarily from the amortization of option premiums. The increase in revenues primarily resulted from higher levels of activity, both in size and number of transactions, by the Company's institutional customers and favorable market conditions.

    The notional value of written options contracts outstanding was approximately $6.5 billion and $3.5 billion at June 30, 1997 and 1996, respectively. The overall increase in the notional value of all options was due primarily to increases in customer activity related to U.S. government obligations. Such written options contracts are substantially covered by various financial instruments that the Company has purchased or sold as principal.

  Futures and Forward Contracts:

    As part of the Company's trading activities, including trading activities in the related cash instruments, the Company enters into forward and futures contracts primarily involving securities, foreign currencies, indices and forward rate agreements, as well as options on futures contracts. Such forward and futures contracts are entered into as part of the Company's covering transactions and generally are not used for speculative purposes.

    Net trading losses on forward contracts were $47.7 million and $39.1 million and net trading (losses) gains on futures contracts were $(25.7) million and $8.5 million for the six months ended June 30, 1997 and 1996, respectively.

    The notional contract and market values of the forward and futures contracts at June 30, 1997 and 1996 were as follows:

                                             June 30, 1997        June 30, 1996
                                             -------------        -------------
                                          Purchases    Sales   Purchases    Sales
                                          ---------    -----   ---------    -----
                                                      (In millions)
Forward Contracts
 (Notional Contract Value) .............   $15,622   $20,572    $17,102   $18,446
                                           =======   =======    =======   =======

Futures Contracts and Options on
 Futures Contracts (Market Value) ......   $ 2,669   $ 5,668    $   803   $   590
                                           =======   =======    =======   =======

  Structured Notes:

    Structured notes are customized financing instruments in which the amount of interest or principal paid on a debt obligation is linked to the return on specific cash instruments. At June 30, 1997 and December 31, 1996, the Company had issued long-term structured notes totaling $188.1 million and $216.2 million, respectively. The Company covers its obligations on structured notes primarily by purchasing or selling the securities to which the value of its structured notes are linked.

HIGH YIELD TRANSACTIONS

         The Company participates in the underwriting, trading and sales of high-yield non-investment-grade securities. These securities generally involve greater risk than investment-grade debt securities due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions.

         The Company accounts for its high-yield inventory positions on a market basis with unrealized gains and losses being recognized currently in earnings. At June 30, 1997 and December 31, 1996 the Company had long inventory of $662.2 million and $502.6 million, respectively, and short inventory of $441.4 million and $378.5 million, respectively, of high-yield securities which accounted for less than 3.9% of the Company's overall inventory positions.

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997. There have been no material developments in such proceedings and matters, with the exception of Harrah's Jazz Company and Harrah's Jazz Finance Corp. On February 26, 1997, the parties agreed to a settlement of these actions, subject to the District Court's approval which was granted on July 31, 1997. The settlement is also subject to the approval by the United States Bankruptcy Court for the Eastern District of Louisiana of proposed modifications to a confirmed plan of reorganization for Harrah's Jazz Company and Harrah's Jazz Finance Corp., and the satisfaction or waiver of all conditions to the effectiveness of the plan, as provided in the plan. There can be no assurance of the Bankruptcy Court's approval of the modifications to the plan of reorganization, or that the conditions to the effectiveness of the plan will be satisfied or waived. In the opinion of management, the settlement, if approved, will not have a material adverse effect on the Company's results of operations or on its consolidated financial condition.

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

   3.2 By-Laws. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-96276).

  10.24 Agreement of sublease between SBC Warburg, Inc. and the Registrant, tenant, 277 Park Avenue, New York, New York, dated June 13, 1997.

   11      Statement re: computation of primary earnings per share.

  11.1     Statement re: computation of fully diluted earnings per share.

  21.1     Subsidiaries of the Registrant.

   27      Financial Data Schedule

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DONALDSON, LUFKIN & JENRETTE, INC.


August 14, 1997                        /s/ Anthony F. Daddino
                                       -----------------------------------
                                       Anthony F. Daddino
                                       Executive Vice President and Chief
                                       Financial Officer
                                       (On behalf of the Registrant and as
                                       Principal Financial Officer)

                                 EXHIBIT INDEX


  3.1 Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 33-96276).

  3.2 By-Laws. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-96276).

 10.24 Agreement of sublease between SBC Warburg, Inc. and the Registrant, tenant, 277 Park Avenue, New York, New York, dated June 13, 1997.

  11     Statement re: computation of primary earnings per share.

  11.1   Statement re: computation of fully diluted earnings per share.

  21.1   Subsidiaries of the Registrant

  27     Financial Data Schedule