Form 10-Q
period 1997-09-30
DONALDSON LUFKIN & JENRETTE INC /NY/
filed 1997-11-13
CIK 29646

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


    X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 ------               OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                               September 30, 1997

                                       or
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
 ------               OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from     to
                                                 ----   ----
                         Commission file number 1-6862

-------        DONALDSON, LUFKIN & JENRETTE, INC.
           --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                           13-1898818
---------------------------------------         --------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

277 Park Avenue, New York, New York                      10172
---------------------------------------         --------------------------------
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

As of November 7, 1997, the latest practicable date, there were 55,844,118 shares of Common Stock, $0.10 par value, outstanding.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                    FOR THE QUARTER ENDED September 30, 1997

                               TABLE OF CONTENTS




Part I   FINANCIAL INFORMATION

                                                                                    Page Number
                                                                                    -----------

   Item 1.  Financial Statements


       Condensed Consolidated Statements of Financial Condition at
       September 30, 1997 and Decem3er 31, 1996 (Unaudited).......................      3

       Condensed Consolidated Statements of Income for the three and nine months
       ended September 30, 1997 and 1996 (Unaudited) .............................      5

       Condensed Consolidated Statements of  Changes in Stockholders' Equity for
       the year ended December 31, 1996 and the nine months ended
       September 30, 1997 (Unaudited).............................................      6

       Condensed Consolidated Statements of Cash Flows for the nine months ended
       September 30, 1997 and 1996 (Unaudited)....................................      7

       Notes to Condensed Consolidated Financial Statements (Unaudited)...........      9

   Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations............................................     14


Part II    OTHER INFORMATION

   Item 1.  Legal Proceedings.....................................................     23

   Item 6.  Exhibits and Reports on Form 8-K......................................     24

            Signature.............................................................     25



PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

      Condensed Consolidated Statements of Financial Condition (Unaudited)
                (In thousands, except share and per share data)

                                                                                   September 30,       December 31,
                                                                                       1997                1996
                                                                                   -------------       ------------
                                     ASSETS

Cash and cash equivalents....................................................      $     272,425      $     158,831
Cash and securities segregated for regulatory purposes or deposited with
   clearing organizations....................................................            719,524            836,406
Securities purchased under agreements to resell..............................         26,585,850         20,598,738
Securities borrowed..........................................................         15,787,149          9,355,483
Receivables:
   Customers.................................................................          4,021,961          3,169,293
   Brokers, dealers and other................................................          5,472,894          4,083,981
Securities owned, at value:
   U.S. government and agencies..............................................          7,268,613          6,882,604
   Corporate debt............................................................          5,419,058          4,424,649
   Foreign sovereign debt....................................................          3,042,599          3,116,201
   Mortgage whole loans......................................................          1,284,085            275,510
   Equities and other........................................................            968,229          1,029,094
   Long-term corporate development investments...............................            316,845            204,403
Mortgages, other receivables collateralized by
   real estate assets and real estate owned..................................            303,143            322,371
Property, equipment and leasehold improvements, at cost, (net of accumulated depreciation and amortization of $197,496 and $163,004, respectively).....
                                                                                         355,793            282,513
Other assets and deferred amounts............................................          1,149,210            763,595
                                                                                  --------------    ---------------
Total Assets.................................................................       $ 72,967,378       $ 55,503,672
                                                                                    ============       ============















     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

      Condensed Consolidated Statements of Financial Condition (Unaudited)
                (in thousands, except share and per share data)



                                                                                  September 30,       December 31,
                                                                                       1997               1996
                                                                                  -------------       ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term borrowings.........................................................    $    2,923,433      $   1,162,896
Securities sold under agreements to repurchase................................        36,672,414         29,378,291
Securities loaned.............................................................         5,202,108          2,724,773
Payables:
    Customers.................................................................         4,849,543          3,897,817
    Brokers, dealers and other................................................         4,296,984          3,345,424
Securities sold not yet purchased, at value:
    U.S. government and agencies..............................................         9,981,436          6,864,643
    Corporate debt............................................................           768,197            646,421
    Foreign sovereign debt....................................................           567,979          1,265,553
    Equities & other..........................................................           775,157            665,053
Accounts payable and accrued expenses.........................................         1,982,214          1,721,255
Other liabilities.............................................................           576,933            442,667
                                                                                ----------------    ---------------

                                                                                      68,596,398         52,114,793
                                                                                ----------------    ---------------

Long-term borrowings..........................................................         2,207,069          1,541,640
                                                                                 ---------------     --------------

         Total liabilities....................................................        70,803,467         53,656,433
                                                                                  --------------      -------------

Company-obligated mandatorily redeemable preferred securities
    of subsidiary trust holding solely debentures of the Company..............           200,000            200,000
                                                                                ----------------    ---------------

Stockholders' Equity:
    Series A Preferred Stock, at liquidation preference ($50.00 liquidation
       preference, 4,000,000 shares authorized, issued and outstanding).......           200,000            200,000
    Common stock ($0.10 par value; 150,000,000 shares authorized; 55,808,358
       and 53,300,000 shares issued and outstanding, respectively)............             5,581              5,330
    Restricted stock units (5,179,147 units authorized; 3,281,207 and
       5,081,793 units issued and outstanding, respectively)..................            67,255            104,167
    Paid-in capital...........................................................           441,293            365,989
    Retained earnings.........................................................         1,246,832            969,856
    Cumulative translation adjustment.........................................             2,950              1,897
                                                                                ------------------ -----------------

         Total stockholders' equity...........................................         1,963,911          1,647,239
                                                                                 ---------------     --------------

Total Liabilities and Stockholders' Equity....................................     $  72,967,378       $ 55,503,672
                                                                                   =============       ============








     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

            Condensed Consolidated Statements of Income (Unaudited)
                     (In thousands, except per share data)



                                                                   Three Months Ended                Nine Months Ended
                                                                     September 30,                     September 30,
                                                           -----------------------------     ----------------------------
                                                               1997             1996             1997             1996
                                                              -------          -------         --------         --------

Revenues:
    Commissions.........................................     $  178,301        $ 129,133      $   504,997     $   428,180
    Underwritings.......................................        244,805          129,506          583,269         520,473
    Fees................................................        209,703          124,576          532,530         309,319
    Interest, net of interest to finance U.S.
      government, agency and mortgage-
      backed securities of $731,785, $544,672,
      $2,097,579 and $1,535,949, respectively...........        400,413          278,259        1,090,133         760,159
    Principal transactions-net:
      Trading...........................................        134,555           90,719          400,759         365,759
      Investment........................................         85,587            5,597          149,967         116,723
    Other...............................................         15,132           13,217           49,424          37,513
                                                           ------------       ----------     ------------    ------------

       Total revenues...................................      1,268,496          771,007        3,311,079       2,538,126
                                                             ----------        ---------       ----------      ----------


Costs and Expenses:
    Compensation and benefits...........................        545,493          329,260        1,411,272       1,138,212
    Interest............................................        279,287          178,967          744,464         531,483
    Brokerage, clearing, exchange fees
      and other.........................................         56,409           36,922          166,194         134,615
    Occupancy and equipment.............................         47,452           39,550          132,757         107,462
    Communications......................................         16,141           13,169           45,912          36,982
    Other operating expenses............................        135,614           81,139          311,380         231,572
                                                           ------------       ----------      -----------     -----------

       Total costs and expenses.........................      1,080,396          679,007        2,811,979       2,180,326
                                                            -----------        ---------       ----------      ----------

Income before provision for income taxes................        188,100           92,000          499,100         357,800
                                                            -----------      -----------      -----------     -----------

Provision for income taxes..............................         67,800           35,900          192,200         139,600
                                                           ------------      -----------      -----------     -----------

Net income..............................................     $  120,300       $   56,100       $  306,900      $  218,200
                                                             ==========       ==========       ==========      ==========

Dividends on preferred stock............................     $    2,970       $    4,967       $    9,174      $   14,901
                                                             ==========       ==========      ===========     ===========

Earnings applicable to common shares....................     $  117,330       $   51,133       $  297,726      $  203,299
                                                             ==========       ==========       ==========      ==========

Earnings per share:
    Primary.............................................     $     1.80       $     0.86       $     4.68      $     3.40
    Fully diluted.......................................     $     1.77       $     0.84       $     4.52      $     3.35
                                                             ==========       ==========       ==========      ==========

Weighted average common shares:
    Primary.............................................         65,214           59,611           63,604          59,763
    Fully diluted.......................................         66,153           60,614           65,917          60,616
                                                             ==========       ==========       ==========      ==========




     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

        For the Year Ended December 31, 1996 and the Nine Months Ended
                              September 30, 1997
                     (In thousands, except per share data)



                                   Series A                 Restricted                                  Cumulative
                                   Preferred      Common       Stock         Paid-in       Retained      Translation
                                     Stock        Stock         Units        Capital       Earnings      Adjustment        Total
                                    -------     --------     -----------     -------       --------      ----------       -------
Balances at December 31, 1995....... $      0      $  5,330   $   106,163    $  363,993    $   723,859    $    (625)    $ 1,198,720

Net income..........................        -             -             -             -        291,300            -         291,300
Dividends:
   Common stock
   ($0.50 per share)................        -             -             -             -        (26,650)           -         (26,650)
   Preferred stock
   ($8.29 per share)................        -             -             -             -        (18,653)           -         (18,653)
Forfeiture of restricted
   stock units......................        -             -        (1,996)        1,996              -            -               -
Issuance of Series A
  preferred stock................     200,000             -             -             -              -            -         200,000
Translation adjustment...........           -             -             -             -              -        2,522           2,522
                                    ---------      --------    ----------    ----------    -----------    ---------     -----------


Balances at December 31, 1996.....    200,000         5,330       104,167       365,989        969,856        1,897       1,647,239
                                    ---------      --------    ----------    ----------    -----------    ---------     -----------

Net income........................          -             -             -             -        306,900            -         306,900
Dividends:
   Common stock
   ($0.38 per share)..............          -             -             -             -        (20,750)           -         (20,750)
   Preferred stock
   ($2.29 per share)..............          -             -             -             -         (9,174)           -          (9,174)
Forfeiture of restricted stock
   units..........................          -             -          (156)          156              -            -               -
Conversion of restricted stock
   units to common stock..........
                                            -           179       (36,756)       36,577              -            -               -
Income tax benefits attrib-
   utable to conversion of
   restricted  stock units and
   exercise of stock options......          -             -             -         9,028              -            -           9,028
Conversion of debentures..........          -            69             -        28,710              -            -          28,779
Exercise of stock options.........          -             3             -           833              -            -             836
Translation adjustment............          -            -              -             -              -        1,053           1,053
                                    ---------      --------    ----------    ----------    -----------    ---------     -----------

Balances at September 30, 1997....  $ 200,000       $ 5,581    $   67,255    $  441,293    $ 1,246,832     $  2,950     $ 1,963,911
                                    =========       =======    ==========    ==========    ===========     ========     ===========






     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

             For the Nine Months Ended September 30, 1997 and 1996



                                                                                            1997               1996
                                                                                       --------------       ----------
Cash flows from operating activities:
  Net income.......................................................................      $    306,900       $    218,200
                                                                                         ------------       ------------
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Depreciation and amortization.................................................            43,236             25,431
     Deferred taxes................................................................           (20,872)           (83,360)
     (Decrease) increase in unrealized depreciation of long-term
        corporate development investments..........................................           (27,012)            97,393
     Other-net.....................................................................               334                259
                                                                                        -------------       ------------
                                                                                              302,586            257,923
   (Increase) decrease in operating assets:
     Cash and securities segregated for regulatory
       purposes or deposited with clearing organizations...........................           116,882           (115,500)
     Securities purchased under agreements to resell...............................        (4,522,527)        (1,126,113)
     Securities borrowed...........................................................        (6,431,666)          (128,503)
     Receivables from customers....................................................          (852,668)          (405,852)
     Receivables from brokers, dealers and other...................................        (1,388,913)          (687,227)
     Securities owned, at value....................................................        (2,254,526)        (4,370,742)
     Other assets..................................................................          (140,595)          (105,052)
   Increase in operating liabilities:
     Securities sold under agreements to repurchase................................         4,522,527          1,126,113
     Securities loaned.............................................................         2,477,335            550,923
     Payables to customers.........................................................           951,726            703,002
     Payables to brokers, dealers and other........................................           951,560          2,340,606
     Securities sold not yet purchased, at value...................................         2,651,099          1,835,197
     Accounts payable and accrued expenses.........................................           260,959             43,418
     Other liabilities and deferred amounts .......................................           143,294            150,270
     Translation adjustment........................................................             1,053                183
                                                                                         ------------     --------------

Net cash (used in) provided by operating activities................................      $ (3,211,874)    $       68,646
                                                                                         ------------     --------------






















     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

             For the Nine Months Ended September 30, 1997 and 1996




                                                                                           1997               1996
                                                                                        -------------    ---------------
Cash flows from investing activities:
  Net (payments for) proceeds from:
    Purchases of long-term corporate development investments....................          $ (158,372)      $    (73,385)
    Sales of long-term corporate development investments........................              72,942             27,082
    Purchases of property, equipment and leasehold improvements.................            (113,428)          (108,944)
    Other assets................................................................            (208,008)           (25,998)
                                                                                         -----------      --------------
Net cash used in investing activities...........................................            (406,866)          (181,245)
                                                                                          ----------       -------------

Cash flows from financing activities:
  Net proceeds from (payments for):
    Short-term financings.......................................................           3,067,548           (254,742)
    Global Floating Rate Notes..................................................             347,760                  -
    Medium-Term Notes...........................................................             348,327            249,515
    Medium-Term Notes due in 1997...............................................             (88,000)                 -
    Junior subordinated convertible debentures..................................              19,779             43,500
    Swiss Franc Bonds...........................................................                   -           (105,513)
    Subordinated revolving credit agreement.....................................             118,500            (43,500)
    Structured notes............................................................             (38,739)           169,566
    Company obligated mandatorily redeemable preferred securities...............                   -            200,000
    Dividends...................................................................             (29,924)           (34,888)
    Other.......................................................................             (12,917)            (2,473)
                                                                                      ---------------     --------------

Net cash provided by financing activities.......................................           3,732,334            221,465
                                                                                        ------------        -----------

Increase in cash and cash equivalents...........................................             113,594            108,866

Cash and cash equivalents at beginning of period................................             158,831            107,766
                                                                                        ------------        -----------

Cash and cash equivalents at end of period......................................         $   272,425         $  216,632
                                                                                         ===========         ==========















     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1997


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

2.       Income Taxes

Income taxes for interim period condensed consolidated financial statements have been accrued using the Company's estimated effective tax rate. Effective January 1, 1997, Equitable's ownership for tax purposes declined to under 80% and therefore, the Company will file its own U.S. consolidated Federal income tax return separate and apart from Equitable. Federal income taxes paid for the nine months ended September 30, 1997 were $145.3 million, including net federal income tax equivalents paid to Equitable of $7.1 million. Net Federal income tax equivalents paid to Equitable were $180.5 million during the nine months ended September 30, 1996.

3.       Borrowings

Long-term borrowings, including current maturities of $32.6 million and $112.0 million at September 30, 1997 and December 31, 1996, respectively, consist of the following:


                                                                                     September 30,       December 31,
                                                                                          1997               1996
                                                                                     --------------      -------------
                                                                                              (In thousands)


Senior notes, 6 7/8% due in 2005................................................       $    497,403        $   497,160
Senior subordinated revolving credit agreement due in 2000......................            325,000            206,500
Global floating rate notes, due in 2002.........................................            347,797                  -
Subordinated exchange notes, 9 5/8% due in 2003.................................            225,000            225,000
Structured notes................................................................            177,495            216,234
Medium-term notes, 5 5/8% due in 2016...........................................            249,555            249,537
Medium-term notes, 7.88% due in 1997............................................                  -             88,000
Medium-term notes, 6.90% due in 2007............................................            148,535                  -
Medium-term notes, 5.80%-6.85% due various dates through 2002...................            199,828                  -
Junior subordinated convertibles debentures, 6.1875%  due in 2001...............             34,500             43,500
Other...........................................................................              1,956             15,709
                                                                                    ---------------      -------------

     Total long-term borrowings.................................................        $ 2,207,069        $ 1,541,640
                                                                                        ===========        ===========



              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)


During the first quarter of 1997, the Company borrowed an additional $75.0 million under its senior subordinated revolving credit agreement and extended the maturity thereon to January 30, 2000. In June 1997, an additional $43.5 million was borrowed under such agreement.

In March 1997, the Company issued $28,779,000 aggregate principal amount of 5% Junior Subordinated Convertible Debentures due 2004 (the "Convertible Debentures") in connection with the acquisition of a London-based financial advisory firm. In August 1997, the Company exercised its option to redeem all of the outstanding convertible debentures. As a result, the holders of such debentures elected to convert such debentures into an aggregate of 685,204 shares of common stock of the Company at the conversion price of $42 per share.

In April 1997, the Company commenced a program for the offering of up to $300 million Medium-Term Notes due nine months or more from the date of issuance. The Medium-Term Note program was established under a shelf registration statement previously filed by the Company. The notes may bear interest at fixed or floating rates and may be issued as indexed notes, dual currency notes, renewable notes, amortizing notes or original issue discount notes. At September 30, 1997, the Company had $200.0 million fixed rate notes outstanding under this program with a weighted average interest rate of 6.47%. The Company has entered into interest rate swap transactions to convert $190.0 million of such notes into floating rate notes based upon LIBOR. At September 30, 1997, the weighted average effective interest rates on these notes was 5.89%.

In August 1997, the Company filed a shelf registration statement which enables the Company to issue from time to time up to $1.0 billion in aggregate principal amount of senior or subordinated debt securities. In September, the Company commenced a program under such shelf registration statement for the offering of up to $500 million Medium-Term Notes due nine months or more from the date of issuance. The notes may bear interest at fixed or floating rates and may be issued as indexed notes, dual currency notes, renewable notes, amortizing notes or original issue discount notes. At September 30, 1997 there were $150 million notes outstanding under this program at a fixed rate of 6.90%. Additionally, in September 1997, the Company issued $350 million Global Floating Rate Notes from this shelf registration statement. Such notes bear interest at a floating rate equal to LIBOR plus 0.25% and mature on September 18, 2002. The notes are redeemable by the Company in whole or in part on any interest payment date on or after September 2000.

In August 1997, $88.0 million of 7.88% Medium-Term Notes plus accrued interest was repaid in full.


Subordinated exchange notes due in 2003 include $20.0 million due to a subsidiary of Equitable at September 30, 1997.

Structured notes are customized financing instruments in which the amount of interest or principal paid on the debt obligation is linked to the return on specific cash instruments. The notes, most of which carry a zero coupon, mature at various dates through 2007.

During the second quarter of 1997, the Company replaced its $1.28 billion committed credit facilities with a $2.0 billion revolving credit facility, of which $1.0 billion may be unsecured. There were no borrowings outstanding under this agreement at September 30, 1997.

Interest paid on all borrowings and financing arrangements amounted to $2.8 billion and $2.0 billion for the nine months ended September 30, 1997 and 1996, respectively.

4.       Long-term Corporate Development Investments

Long-term corporate development investments represent the Company's involvement in private debt and equity investments which generally have no readily available market or may otherwise be restricted as to resale under the Securities Act of 1933, as amended. Accordingly, these investments are carried at estimated fair value as determined by the Finance Committee of the Board of Directors. The cost of these investments was $331.8 million and $246.4 million at September 30, 1997 and December 31, 1996, respectively. The decrease (increase) in net unrealized depreciation for the nine months ended

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)


September 30, 1997 and 1996 amounted to $27.0 million and $(97.4) million, respectively. Changes in unrealized depreciation arising from changes in fair value or upon realization are reflected in revenues, principal transactions-net, investment in the condensed consolidated statements of income.

5.       Net Capital

The Company's principal wholly owned subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"), is a registered broker-dealer, a registered futures commission merchant and member firm of The New York Stock Exchange, Inc. (the "NYSE") and, accordingly, is subject to the minimum net capital requirements of the Securities and Exchange Commission, the NYSE and the Commodities Futures Trading Commission. As such, it is subject to the NYSE's net capital rule which conforms to the Uniform Net Capital Rule pursuant to rule 15c3-1 of the Securities Exchange Act of 1934, as amended. Under the alternative method permitted by this rule, the required net capital, as defined, shall not be less than two percent of aggregate debit balances arising from customer transactions, as defined, or four percent of greater. The NYSE may also require a member firm to reduce its business if its net capital is less than four percent of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit balances. At September 30, 1997, DLJSC's net capital of approximately $753.7 million was 16 percent of aggregate debit balances and in excess of the minimum requirement by approximately $648.7 million.

Certain U.S. and foreign subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At September 30, 1997, the Company and its subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

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

7.       Stockholders' Equity

During the first nine months of 1997, 1.8 million restricted stock units vested and were converted into common stock from the Company's authorized and unissued shares. Approximately 600,000 of such shares were deposited in a grantor trust pursuant to the Executive Deferred Compensation Plan which was effective January 1, 1997.

During the third quarter the Company excerised its option to redeem all of the outstanding convertible debentures issued in connection with the acquisition of a London based financial advisory firm. As a result, the holders of such debentures elected to convert such debentures into an aggregate of 685,204 shares of common stock of the Company.

8.       Employee Benefits Plans

During the first quarter of 1997, the Management and Compensation Committee of the Board of Directors authorized the creation of a long-term award pool under the 1996 Incentive Compensation Plan (the "Plan"). The long-term award pool is for the performance period from January 1, 1997 to December 31, 1999 and is based on a percentage of the Company's pre-tax earnings and varies with the Company's average return on common equity during the performance period. Each unit granted under the Plan is equal to a percentage interest in the long-term award pool. The units vest at the rate of 33 1/3% per year during the performance period. The amount charged to expense for the Plan was $140.1 million for the nine months ended September 30, 1997.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)


9.       Derivative Financial Instruments

Substantially all of the Company's activities related to derivatives are, by their nature, trading activities which are primarily for the purpose of customer accommodations. The Company enters into certain contractual agreements referred to as derivatives or off-balance sheet financial instruments involving futures, forwards and options. The Company's derivative activities consist of writing over-the-counter ("OTC") options to accommodate its customers needs, trading in forward contracts in U.S. government and agency issued or guaranteed securities and in futures contracts on equity-based indices, interest rate instruments and currencies and issuing structured notes. The Company's involvement in swap contracts and commodity derivative instruments is not significant. Although the Company may enter into certain derivative instruments to provide an economic hedge against certain risks, all realized and unrealized gains and losses on these instruments are recorded currently in the condensed consolidated statements of income.

Accounting Policies for Derivatives
Changes in unrealized gains or losses as well as realized gains and losses at settlement on all derivative instruments (options, forward and futures contracts) are included in the condensed consolidated statements of income in principal transactions-net, trading. Related offsetting amounts are presented as receivables or payables from brokers, dealers and other in the condensed consolidated statements of financial condition. Fair value of the options includes the unamortized premiums which are deferred and are included in payables to brokers, dealers and other in the condensed consolidated statement of financial condition. Such premiums are recognized over the life of the option contracts on a straight-line basis or are recognized through the change in the fair value of the option in principal transactions net-trading revenue. Cash flows from derivative instruments are presented as operating activities in the condensed consolidated statements of cash flows.

The Company also enters into swap transactions as an end-user for non-trading purposes to modify the interest rate exposure on certain debt obligations. Such transactions are accounted for on an accrual basis. Under the accrual basis, the net amount to be received or paid under the swap agreement is accrued as part of interest expense in the condensed consolidated statements of income.

Options contracts are typically written for a duration of less than 13 months. The notional value of written options contracts outstanding was approximately $5.8 billion at September 30, 1997. These written option contracts are substantially covered by various financial instruments that the Company has purchased or sold as principal.

The notional amounts of forward and futures contracts are treated as off-balance sheet items. The notional contract and market values of such contracts at September 30, 1997 and December 31, 1996, were as follows:



                                                    September 30, 1997                  December 31, 1996
                                                 ----------------------------    --------------------------------
                                                  Purchases           Sales          Purchases           Sales
                                                 ----------         ---------       -----------         --------
                                                         (In millions)                      (In millions)

Forward Contracts
 (Notional Contract Value)..............           $ 18,174          $ 29,044         $ 14,070          $ 17,917
                                                   ========          ========         ========          ========
Futures Contracts and Options
 on Futures Contracts
 (Notional Market Value)................           $  1,724          $  2,664         $  1,420          $  2,774
                                                   ========          ========         ========          ========

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)


10.      Commitments and Contingencies

At September 30, 1997, the Company was contingently liable for unsecured letters of credit of approximately $207.4 million.

The Company enters into commitments to extend credit in connection with the origination and syndication of senior bank debt of non-investment grade borrowers. At September 30, 1997, unfunded senior bank loan commitments outstanding amounted to $290.3 million.

The Company also has commitments to invest in certain merchant banking partnerships in the amount of $945 million at September 30, 1997.

As a securities broker and dealer, risk is an inherent part of the Company's business activities. The principal types of risks involved in the Company's activities are market risk, credit or counterparty risk and transaction risk. The Company has developed an infrastructure designed to control, monitor and manage each type of risk. For a further discussion of these matters, refer to Notes 8, 9 and 10 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

11.      Legal Proceedings

         Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and in the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997. There have been no material developments in such proceedings and matters, with the exception of the following: On August 15, 1997, DLJ was named a defendant in Robert Orovitz v. Charles R. Miller, et al., an action in the United States District Court for the Southern District of Texas. The allegations in this action are substantially similar to the allegations in James G. Caven v. Charles R. Miller, et al. The plaintiff in Caven v. Miller, et al. filed a notice of voluntary dismissal without prejudice with regard to DLJ, which was approved by the Court by order dated October 14, 1997. The plaintiff in Orovitz v. Miller, et al. filed a notice of voluntary dismissal without prejudice with regard to DLJ, which was approved by the Court by order dated October 28, 1997.

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

The Company has made in this report, and from time to time may otherwise make in its public filings, press releases and discussions with Company management, forward looking statements concerning the Company's operations, economic performance and financial condition.

Such forward looking statements are subject to various risks and uncertainties and the Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those currently anticipated due to a number of factors in addition to those discussed elsewhere herein and in the Company's other public filings, press releases and discussions with Company management, including (i) the volatile nature of the securities business, (ii) the competitive nature of the securities business,
(iii) the effect of extensive federal, state and foreign regulation on the Company's business, (iv) market, credit and liquidity risks associated with the Company's underwriting, securities trading, market-making and arbitrage activities, (v) potential losses that could result from the Company's merchant banking activities as a result of its capital intensive nature, (vi) risks associated with the Company's use of derivative financial instruments, (vii) the availability of adequate financing to support the Company's business,
(viii) potential restrictions on the business of, and withdrawal of capital from, certain subsidiaries of the Company due to net capital requirements,
(ix) potential liability under federal and state securities and other laws and (x) the effect of any future acquisitions.


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

         In general, the first nine months of 1997 reflected favorable market conditions. The M&A market rebounded from the slight decreases experienced during the second quarter of 1997 resulting in the second highest quarterly total value of M&A transactions completed to date. These increases were partially offset by reduced equity underwriting compared to the first three quarters a year ago. The usual slowdown in trading volumes during the summer months was not as prevalent in 1997 due to greater worldwide market volatility. Daily average share volume on the NYSE and NASDAQ increased 26% and 17%, respectively, over the same period a year ago. Additionally, high-yield and investment-grade debt issuances during the first nine months of 1997 reached record levels exceeding the total dollar value of issuances for the full year 1996.

RECENT DEVELOPMENTS

         In March 1997, the Company acquired a London-based financial advisory firm, Phoenix Group Limited (Phoenix). Phoenix is an international financial advisory and investment management business with offices in London and Hong Kong. It has two principal operations, a corporate finance and advisory business and a private equity fund management business investing in private securities. It also makes investments as principal. In August 1997, the Company exercised its option to redeem the $28.8 million convertible debentures issued as a portion of the total compensation paid in conjunction with the acquisition of Phoenix. As a result, the holders of such debentures elected to convert such debentures into 685,204 shares of common stock of the Company at the conversion price of $42 per share.

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

         In October 1997, the Company sold for cash approximately $250.0 million of mortgage loans and related assets secured by 38 multi-family properties. These assets were obtained through the repurchase in 1994 of certain mortgage related securities previously underwritten by the Company. The sales price approximated the Company's carrying value of these assets.

         In October 1997, the Company acquired London Global Securities, a securities financing intermediary located in London. London Global is active in approximately 25 equity markets and offers institutional investors and financial institutions financing services for a full range of securities, including equities, convertible bonds, warrants and emerging markets debt through a variety of transaction structures such as swaps, repurchase agreements, buy/sell arrangements and collateral management programs.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

         Total revenues for the quarter ended September 30, 1997 were $1.27 billion, an increase of $497.5 million or 64.5% over the quarter ended September 30, 1996. Revenues increased in the third quarter of 1997 due primarily to an increase in net interest income, equity underwriting, principal transactions and fees.

         Commission revenues increased by $49.2 million or 38.1% to $178.3 million due to increased business in all areas and is generally consistent with the overall growth in listed share volume on major equity exchanges.

         Underwriting revenues increased by $115.3 million or 89.0% to $244.8 million. The Company and the industry experienced increases in equity underwriting during the third quarter of 1997.

         Fee revenues increased by $85.1 million or 68.3% to $209.7 million. Overall, merger and acquisition, asset management and other advisory services activities increased during the third quarter of 1997.

         Interest, net of interest expense to finance U.S. government, agency and mortgage-backed securities, increased by $122.2 million or 43.9% to $400.4 million. Higher levels of fixed-income securities in the Company's domestic Fixed Income and Emerging Markets business accounted for more than half of the increase. The remaining increase was due to increased margin balances at Pershing.

         Principal transactions-net, trading revenues increased by $43.8 million or 48.3% to $134.6 million primarily from an increase in domestic fixed income instruments which was offset in part by decreases in foreign fixed income instruments.

         Principal transactions-net, investment revenues increased by $80.0 million to $85.6 million. Realized gains on investments were $82.1 million. Net unrealized carrying values increased by $3.5 million, which includes the elimination of net unrealized appreciation of $5.0 million on investments sold and an increase in net unrealized appreciation of $8.5 million on retained investments.

         Other revenues, consisting primarily of dividends and miscellaneous transaction revenues, increased by $1.9 million or 14.5% to $15.1 million.

         Total costs and expenses for the third quarter of 1997 were $1,080.4 million, an increase of $401.4 million or 59.1% over the third quarter of 1996.

         Compensation and benefits increased $216.2 million or 65.7% to $545.5 million. Incentive and production-related compensation increased by 80.4% in 1997 due to higher revenues and operating results. Base compensation, including benefits and all payroll taxes, increased by 29.9% due to expansion in various business groups. At September 30, 1997, full-time personnel totaled 6,815 compared to 5,706 at September 30, 1996, an increase of 1,109 or 19.4%.

         Interest expense increased $100.3 million or 56.1% to $279.3 million. Most of this increase was related to the financing of expanded levels of inventory of fixed-income related products including foreign local fixed-income securities as well as increased business activity at Pershing.

         All other expenses, as noted below, increased by $84.8 million or 49.7% to $255.6 million for the third quarter of 1997.

         Brokerage, clearing, exchange fees and other expenses increased by $19.5 million due to increased share volume, underwritings and transaction fee payments. Occupancy and equipment costs increased by $7.9 million as a result of the expansion of the Company's principal office in the U.S. and the expansion of the Company's other domestic and overseas offices. Communications costs increased by $3.0 million due to expanded facilities and growth in professional staff. All other operating expenses increased by $54.5 million. Included therein are professional fees, travel and entertainment, and printing and stationery which increased due to an overall increase in the level of business activity. Data processing costs increased due to expansion of the Company's international operations and the implementation and development of new systems. In addition, these costs increased due to the overhaul of the on-line customer trading and information system for the Company's correspondent brokerage network as well as costs relating to the Year 2000 project discussed below.

         The Company's income tax provision for the third quarter of 1997 and 1996 was $67.8 million and $35.9 million, respectively, which represented a 36% and 39% effective tax rate, respectively. The decrease in the effective tax rate is attributable to lower state and local taxes and the utilization of foreign tax credits.

         Net income for the quarter ended September 30, 1997 was a record $120.3 million, up $64.2 million or 114.4% from the comparable 1996 period. Primary and fully diluted earnings per common share using the treasury stock method were $1.80 and $1.77 and $0.86 and $0.84 for the third quarter of 1997 and 1996, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         Total revenues for the nine months ended September 30, 1997 were $3.3 billion, an increase of $773.0 million or 30.5% over the nine months ended September 30, 1996. Revenues increased primarily due to increases in fees and net interest income during 1997.

         Commission revenues increased by $76.8 million or 17.9% to $505.0 million due to increased business in all areas and is generally consistent with the overall growth in listed share volume on major equity exchanges.

         Underwriting revenues increased by $62.8 million or 12.1% to $583.3 million. The Company and the industry experienced significant increases in fixed income underwriting during the nine months ended September 30, 1997.

         Fee revenues increased by $223.2 million or 72.2% to $532.5 million. Overall, merger and acquisition, asset management and other advisory services activities have increased during the first nine months of 1997.

         Interest, net of interest expense to finance U.S. government, agency and mortgage-backed securities, increased by $330.0 million or 43.4% to $1,090.1 million. Higher levels of foreign fixed-income securities in the Company's domestic Fixed Income and Emerging Markets business accounted for more than half of the increase. The remaining increase was due to higher margin balances at Pershing.

         Principal transactions-net, trading revenues increased by $35.0 million or 9.6% to $400.8 million. Most of the increase took place in domestic fixed income instruments and was offset in part by decreases in foreign fixed income instruments.

         Principal transactions-net, investment revenues increased by $33.2 million or 28.5% to $150.0 million primarily as a result of the Company's merchant banking activities. Realized gains on investments were $123.0 million. Net unrealized carrying values increased by $27.0 million, which includes the elimination of net unrealized depreciation of $22.0 million on investments sold and an increase in net unrealized appreciation of $5.0 million on retained investments.

         Other revenues, consisting primarily of dividends and miscellaneous transaction revenues, increased by $11.9 million or 31.8% to $49.4 million.

         Total costs and expenses for the nine months ended September 30, 1997 were $2.8 billion, an increase of $631.7 million or 29.0% over the nine months ended 1996.

         Compensation and benefits increased $273.1 million or 24.0% to $1,411.3 million. Incentive and production-related compensation increased by 24.1% in 1997 due to higher revenues and operating results.

Similarly, base compensation, including benefits and all payroll taxes, increased by 23.6% due to expansion in various business groups. At September 30, 1997, full-time personnel totaled 6,815 compared to 5,706 at September 30, 1996, an increase of 1,109 or 19.4%.

         Interest expense increased $213.0 million or 40.1% to $744.5 million. Most of this increase was related to expanded levels of inventory of fixed-income related products including foreign local fixed-income securities as well as increased business activity at Pershing.

         All other expenses, as noted below, increased by $145.6 million or 28.5% to $656.2 million for the first nine months of 1997.

         Brokerage, clearing, exchange fees and other expenses increased by $31.6 million due to increased share volume, underwritings and transaction fee payments. Occupancy and equipment costs increased by $25.3 million as a result of the expansion of the Company's principal office in the U.S. and the expansion of the Company's other domestic and overseas offices. Communications costs increased by $8.9 million due to expanded facilities and growth in professional staff. All other operating expenses increased by $79.8 million. Included therein are professional fees, travel and entertainment, and printing and stationery which increased due to an overall increase in the level of business activity. Data processing costs increased due to an expansion of the Company's international operations and the implementation and development of new systems. In addition, these costs increased due to the overhaul of the on-line customer trading and information system for the correspondent brokerage network as well as costs relating to the Year 2000 project.

         The Company's income tax provision for the nine months ended September 30, 1997 and 1996 was $192.2 million and $139.6 million, respectively, which represented a 38.5% and 39% effective tax rate, respectively.

         Net income for the nine months ended September 30, 1997 was $306.9 million, up $88.7 million or 40.7% from the comparable 1996 period. Primary and fully diluted earnings per common share using the treasury stock method were $4.68 and $4.52 and $3.40 and $3.35, for the nine months ended September 30, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's assets are highly liquid with the majority consisting of securities inventories and collateralized receivables, both of which fluctuate depending on the levels of customer business and proprietary trading. Such collateralized receivables consist primarily of resale agreements and securities borrowed, both of which are secured by U.S. government and agency securities and highly marketable corporate debt and equity securities. In addition, the Company has significant receivables from customers, brokers and dealers which turn over frequently. As a securities dealer, the Company may carry significant levels of trading inventories to meet client needs. As such, the Company's total assets or the individual components of total assets vary significantly from period to period because of changes relating to customer needs, economic and market conditions and proprietary trading strategies. A relatively small percentage of total assets is fixed or held for a period of longer than one year. The Company's total assets at September 30, 1997 and December 31, 1996 were $73.0 billion and $55.5 billion, respectively.

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

         The Company maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others including $6.0 billion, at September 30, 1997, in uncommitted and committed bank credit lines with 50 domestic and international banks. These include $4.0 billion of uncommitted bank credit lines, and a $2.0 billion revolving credit facility, of which $1.0 billion may be unsecured.

         Certain of the Company's businesses are capital intensive. In addition to normal operating requirements, capital is required to cover financing and regulatory charges on securities inventories, merchant banking investments and investments in fixed assets. The Company's overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated needs of its business units as well as the regulatory capital requirements of subsidiaries. Based upon these analyses, management believes that the Company's debt and equity base is adequate for current operating levels. The Company has been active in raising additional long-term financing, including extending the maturity of its $325.0 million senior subordinated revolving credit agreement. As of September 30, 1997, $325.0 million was outstanding under this facility. In addition, the Company has issued $350 million of $350 Medium-Term Notes and $350 million of Global Floating Rate Notes during the first nine months of 1997.

         Mortgages, other receivables collateralized by real estate assets and real estate owned amounting to $303.1 million at September 30, 1997 and $322.4 million at December 31, 1996, generally represent the Company's interest in mortgages receivable. Included therein is $250 million of certain mortgage-related securities previously underwritten by the Company which were repurchased in 1994 and subsequently sold for cash in October, 1997 at their approximate carrying value.

         DLJSC is subject to the capital requirements of the Securities and Exchange Commission, the New York Stock Exchange, Inc., the Commodities Futures Trading Commission and the Chicago Board of Trade, all of which ensure the general capital adequacy and liquidity of broker-dealers and futures commission merchants. DLJSC has consistently maintained capital substantially in excess of the minimum requirements of such capital rules. At September 30, 1997, DLJSC had aggregate regulatory "net capital," after adjustments required by Rule 15c3-1 under the Securities Exchange Act of 1934, of approximately $753.7 million, which exceeded minimum net capital requirements by $648.7 million and which exceeded the net capital required by DLJSC's most restrictive debt covenants by $389.7 million.

         The Company issues structured notes which are customized financing instruments in which the amount of interest or principal paid on the debt obligation is linked to the return on specific cash instruments. At September 30, 1997 and December 31, 1996, the Company had issued long-term structured notes with principal amounts of $177.5 million and $216.2 million outstanding, respectively. The Company covers its obligations on structured notes primarily by purchasing and selling the financial instruments to which the value of its structured notes are linked.

         As a portion of the total consideration paid in connection with the Phoenix acquisition, the Company issued $28,779,000 aggregate principal amount of 5% Junior Subordinated Convertible Debentures due 2004 (the "Convertible Debentures") to the former shareholders of Phoenix. In August 1997, the Company exercised its option to redeem all of the outstanding convertible debentures. As a result, the holders of such debentures elected to convert such debentures into an aggregate of 685,204 shares of common stock of the Company at the conversion price of $42 per share.

         In April 1997, the Company commenced a program for the offering of up to $300 million Medium-Term Notes due nine months or more from the date of issuance. The Medium-Term Note program was established under a shelf registration statement previously filed by the Company. The notes may bear interest at fixed or floating rates and may be issued as indexed notes, dual currency notes, renewable notes, amortizing notes or original issue discount notes. At September 30, 1997, the Company had $200.0 million fixed rate notes outstanding under this program with a weighted average rate of 6.47%. The Company has entered into interest rate swap transactions to convert $190 million of such notes into floating rate notes based upon LIBOR. At September 30, 1997, the weighted average effective interest rates on these notes was 5.89%.

         In August 1997, the Company filed a shelf registration statement which enables the Company to issue from time to time up to $1.0 billion in aggregate principal amount of senior or subordinated debt securities. In September 1997, the Company commenced a program under such shelf registration for the offering of up to $500 million Medium-Term Notes due nine months or more from the date of issuance. The notes may bear interest at fixed or floating rates and may be issued as indexed notes, dual currency notes, renewable notes, amortizing notes or original issue discount notes. At September 30, 1997 there were $150 million notes outstanding under this program at a fixed rate of 6.90%. Additionally, in September 1997, the Company issued $350 million Global Floating Rate Notes from the $1.0 billion shelf registration statement. Such notes bear interest at a floating rate equal to LIBOR plus 0.25% and mature on September 18, 2002. The notes are redeemable by the Company in whole or in part on any interest payment date on or after September 2000.

         The Company's credit ratings of its long-term debt at September 30, 1997 are as follows: Duff & Phelps A; Fitch A; IBCA A; Moody's Baal; Standard & Poors A-; and Thomson BankWatch A+.

         The Company continues to explore potential acquisition opportunities as a means of expanding its business. Such opportunities may involve acquisitions which are material in size and may require the raising of additional capital.

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

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         Cash and cash equivalents at September 30, 1997 and 1996, totaled $272.4 million and $216.6 million, respectively, an increase of $113.6 million and $108.9 million, respectively, for the comparable periods.

         Cash (used in) provided by operating activities totaled $(3.2) billion and $68.6 million for the nine months ended 1997 and 1996, respectively, and reflects primarily an increase in operating assets in 1997 and an increase in operating liabilities in 1996. In the first nine months of 1997, there were increases in assets including securities borrowed of $6.4 billion, trading inventories of $2.3 billion, receivables from brokers, dealers and other of $1.4 billion and receivables from customers of $852.7 million. These increases were partially offset by increases in liabilities including securities sold not yet purchased of $2.7 billion, securities loaned of $2.5 billion, payables to customers of $951.7 million and payables to brokers, dealers and other of $951.6 million. In the first nine months of 1996, there were increases in payables to brokers, dealers and other of $2.3 billion, securities sold not yet purchased of $1.8 billion, payables to customers of $703.0 million and securities loaned of $550.9 million. These increases were partially offset by increases in assets including trading inventories of $4.4 billion and receivables from brokers, dealers and other of $687.2 million.

         For the nine months ended September 30, 1997 and 1996, cash of $406.9 million and $181.2 million, respectively, was used in investing activities. These generally consist of fixed asset purchases and purchases of long-term corporate development investments. Additionally, in 1997, cash was used for the purchase of net assets related to the Phoenix acquisition.

         For the first nine months of 1997 and 1996, net cash provided by financing activities totaled $3.7 billion and $221.5 million, respectively. In 1997, $3.1 billion was provided by short-term funding (principally repurchase agreements), $347.8 million was provided by the issuance of Global Floating Rate Notes, $260.3 million from the issuance of Medium-Term Notes and $118.5 million from additional borrowing under the senior subordinated revolving credit agreement. In 1996, $249.5 million was provided by the issuance of Medium-Term Notes and $200.0 million was provided by the issuance of mandatorily redeemable preferred securities by the Company's wholly owned trust. In addition, $254.7 million was used to repay short-term financings and $105.5 million was used to repay Swiss Franc Bonds which matured in January 1996.

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

     Options Contracts:
         Options contracts are typically written for a duration of less than 13 months. Revenues from these activities (net of related interest expenses) were approximately $51.5 million and $51.2 million for the nine months ended September 30, 1997 and 1996, respectively. Option writing revenues are primarily from the amortization of option premiums.

         The notional value of written options contracts outstanding was approximately $5.8 billion and $7.5 billion at September 30, 1997 and 1996, respectively. The overall decrease in the notional value of all options was due primarily to decreases in customer activity related to foreign sovereign debt securities. Such written options contracts are substantially covered by various financial instruments that the Company has purchased or sold as principal.

     Forward and Futures Contracts:
         As part of the Company's trading activities, including trading activities in the related cash instruments, the Company enters into forward and futures contracts primarily involving securities, foreign currencies, indices and forward rate agreements, as well as options on futures contracts. Such forward and futures contracts are entered into as part of the Company's covering transactions and generally are not used for speculative purposes.

         Net trading losses on forward contracts were $38.2 million and $39.7 million and net trading (losses) gains on futures contracts were $(33.3) million and $20.9 million for the nine months ended September 30, 1997 and 1996, respectively.

The notional contract and market values of the forward and futures contracts at September 30, 1997 and 1996 were as follows:



                                                    September 30, 1997                 September 30, 1996
                                                    ------------------                 ------------------
                                                  Purchases         Sales           Purchases           Sales
                                                  ---------        -------          ----------         -------
                                                                        (In millions)


Forward Contracts
 (Notional Contract Value)....                     $ 18,174        $ 29,044         $  18,610         $ 24,290
                                                   ========        ========         =========         ========


Futures Contracts and Options on
 Futures Contracts (Market Value).........         $  1,724        $  2,664         $   2,653         $  3,546
                                                   ========        ========         =========         ========




Structured Notes:
         Structured notes are customized financing instruments in which the amount of interest or principal paid on a debt obligation is linked to the return on specific cash instruments. At September 30, 1997 and December 31, 1996, the Company had issued long-term structured notes totaling $177.5 million and $216.2 million, respectively. The Company covers its obligations on structured notes primarily by purchasing or selling the financial instruments to which the value of its structured notes are linked.

MERCHANT BANKING AND BRIDGE LENDING ACTIVITIES

         The Company's merchant banking activities include investments in various partnerships, for which subsidiaries of the Company acts as general partner, as well as direct investments in connection with its merchant banking activities. As of September 30, 1997 the Company has investments of $247 million and has potential commitments to invest up to an additional $945 million in connection with these merchant banking activities.

     The Company is also a co-sponsor of a $1.25 billion interim acquisition funding facility which provides short-term loans in connection with its merchant banking and financial advisory businesses. The facility includes a $750 million commitment of subordinated debt from Equitable and a $500 million commitment of senior revolving debt by a commercial bank syndicate. Any drawdowns against the facility would be expected to be refinanced, and the outstanding amounts repaid, within a short-term period. The Company has agreed to pay Equitable the first $25 million of aggregate principal losses incurred by Equitable with respect to bridge loans made after September 30, 1995. To the extent such payments by the Company do not fully cover any such losses incurred by Equitable, Equitable is entitled to receive all other distributions otherwise payable to the Company with respect to DLJ Bridge Fund activities until such losses have been recovered. The
Company has also agreed to pay Equitable the amount, if any, by which any principal loss on an individual loan exceeds $150 million. The DLJ Bridge Fund does not currently have any individual bridge loan outstanding in excess of $150 million. Pursuant to arrangements between the Company and the commercial bank syndicate, the Company is at risk for a significant portion of any bank loans funded by such banks. However, substantially all of the bridge loans have been made without using the bank commitment. At September 30, 1997, the facility had short-term bridge financings outstanding of $115 million.

HIGH YIELD SECURITIES

         The Company participates in the underwriting, trading and sales of high-yield non-investment-grade securities. Non investment grade securities are defined as securities or loans to companies rated BB+ or lower as well as non-rated securities or loans which in the opinion of management, are non-investment grade. These securities generally involve greater risk than investment-grade debt securities due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions.

         The Company accounts for its high-yield inventory positions on a market basis with unrealized gains and losses being recognized currently in earnings. At September 30, 1997 and December 31, 1996 the Company had long inventory of $793.8 million and $502.6 million, respectively, and short inventory of $366.6 million and $378.5 million, respectively, of high-yield securities which accounted for less than 4% of the Company's overall inventory positions. The Company is also involved in the origination, syndication and trading of senior bank debt of non-investment grade companies. Such loans are carried at fair value and recorded on a settlement date basis. At September 30, 1997 and December 31, 1996, the aggregate value of senior bank loans held by the Company was $784.2 million and $305.6 million, respectively.

YEAR 2000

         In connection with the Company's recent expansion, entry into new products and its move to new corporate headquaters, many of the newer communications and data processing systems installed are Year 2000 compliant. The Company has undertaken a project to identify and modify other non-Year 2000 compliant data processing systems in anticipation of the Year 2000. Many of the non-Year 2000 compliant systems process transactions using two digit date fields for the year of a transaction, rather than the full four digits. If these systems are not identified and reconfigured, Year 2000 transactions would be processed as year "00", which could lead to processing inaccuracies and potential inoperability. At the present time, the Company expects that most of its significant Year 2000 corrections should be tested and in production by the end of 1998. The total cost of the project through the end of 1998 is currently estimated to be between $80 and $90 million. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Costs related to this project are expensed. As of the current date, the Company has incurred approximately $27 million of such costs.

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and in the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997. There have been no material developments in such proceedings and matters, with the exception of the following: On August 15, 1997, DLJ was named a defendant in Robert Orovitz v. Charles R. Miller, et al., an action in the United States District Court for the Southern District of Texas. The allegations in this action are substantially similar to the allegations in James G. Caven v. Charles R. Miller, et al. The plaintiff in Caven v. Miller, et al. filed a notice of voluntary dismissal without prejudice with regard to DLJ, which was approved by the Court on October 14, 1997. The plaintiff in Orovitz v. Miller, et al. filed a notice of voluntary dismissal without prejudice with regard to DLJ, which was approved by the Court by order dated October 28, 1997.

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

   27      Financial Data Schedule

           The Company agrees to furnish copies to the Commission of all instruments with respect to long-term debt of the Company and its subsidiaries.

   (b)     Reports on Form 8-K
           1. Form 8-K dated October 13, 1997; Item 5

                                   Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            DONALDSON, LUFKIN & JENRETTE, INC.


November 14, 1997           /s/ Anthony F. Daddino
                            ------------------------------
                            Anthony F. Daddino
                            Executive Vice President and Chief Financial Officer
                            (On behalf of the Registrant and as
                            Principal Financial Officer)

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

   27      Financial Data Schedule