Form 10-K
period 1997-12-31
DONALDSON LUFKIN & JENRETTE INC /NY/
filed 1998-03-30
CIK 29646

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

                                       or
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from     to
                                                     -----  -----

                         Commission file number 1-6862


                       DONALDSON, LUFKIN & JENRETTE, INC.
          -------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Delaware                                       13-1898818
-----------------------------------------          ----------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)

  277 Park Avenue, New York, New York                           10172
-----------------------------------------          ----------------------------
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

Series B Fixed/Adjustable Rate Cumulative
    Preferred Stock, $50 liquidation
    Preference per share                                 New York Stock Exchange


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



                               Cover Page 1 of 2

As of March 19, 1998, the latest practicable date, there were 58,458,178 shares of Common Stock, $0.10 par value, outstanding.

At March 19, 1998 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,241.1 million. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of Common Stock held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders to be held April 22, 1998, which definitive proxy statement (the "Proxy Statement") was filed by the registrant with the Securities and Exchange Commission on March 12, 1998 not later than 120 days after the year ended December 31, 1997.












































                               Cover Page 2 of 2

                                     PART I
ITEM 1.           BUSINESS
                  --------

         Donaldson, Lufkin & Jenrette, Inc. (the "Company") is a leading integrated investment and merchant bank serving institutional, corporate, governmental and individual clients both domestically and internationally. The Company is a holding company which conducts its business through various subsidiaries including its principal broker-dealer subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"). The business of the Company includes:

         o  Securities underwriting, sales and trading
         o  Merchant banking
         o  Financial advisory services
         o  Investment research
         o  Venture capital
         o  Correspondent brokerage services
         o  Online interactive brokerage services
         o  Asset management and other advisory services

         Founded in 1959, the Company initially focused on providing in-depth investment research to institutional investors. In 1970, the Company became the first member firm of the New York Stock Exchange ("NYSE") to be owned publicly. Fifteen years later, the Company was purchased by The Equitable Life Assurance Society of the United States ("Equitable Life"). Prior to the Company's initial public offering in October 1995, the Company was an independently operated indirect wholly owned subsidiary of The Equitable Companies Incorporated ("Equitable"). At December 31, 1997 the Equitable owned 76.2% of DLJ's issued and outstanding common stock. Equitable is a diversified financial services organization and one of the world's largest investment management organizations. AXA, a French holding company for an international group of insurance and related financial services companies, is Equitable's largest stockholder, beneficially owning, at December 31, 1997, approximately 58.7% of Equitable's outstanding common stock.

         The Company conducts its business through three principal operating groups:

         o  Banking Group
              o  Investment Banking
              o  Merchant Banking
              o  Emerging Markets

         o  Capital Markets Group
              o  Fixed Income
              o  Institutional Equities
              o  Equity Derivatives
              o  Sprout

         o  Financial Services Group
              o  Pershing
              o  Investment Services
              o  Asset Management

         In 1997, the Company took steps toward achieving the goal of establishing a strong international presence. The acquisition of the Phoenix Securities Group, a London-based investment bank provided the opportunity to enhance the Company's international merger and acquisition and leveraged financing capabilities. In 1997, the Company also acquired London Global Securities, a leading international securities financing intermediary. In addition to these acquisitions, a new high-yield group was established in London.

All business groups have planned expansion of their international activities. An investment banking group is in the process of being established in Paris, joining the Company's institutional equity sales operation, as well as planned investment banking and foreign equity trading operations in Russia and Germany. The Company continued to target selected areas in the emerging markets of Eastern Europe, Latin America and Asia. The Merchant Banking Group has expanded its international efforts, with significant investments in the U.K., Italy, France, Argentina and Brazil. By year-end, the Company's London operation employed more than 800 individuals. Total assets and total revenues related to the Company's foreign operations approximated $8.6 billion and $535.2 million, respectively, at December 31, 1997. The Company's foreign operations were not significant in 1996.

         Banking Group. The Company's Banking Group is a major participant in the raising of capital and the providing of financial advice to companies throughout the U.S. and has significantly expanded its activities abroad. Through the Investment Banking Group, the Company manages and underwrites public offerings of securities, arranges private placements and provides advisory and other services in connection with mergers, acquisitions, restructurings and other financial transactions. The Company's Merchant Banking Group pursues direct investments in a variety of areas through a number of investment vehicles funded with capital provided primarily by institutional investors, the Company and its employees. The Emerging Markets Group specializes in client advisory services for mergers, acquisitions and financial restructurings, as well as merchant banking and the underwriting, placement and trading of equity, debt and derivative securities in Latin America, Asia and Eastern Europe.

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

         Financial Services Group. The Financial Services Group provides a broad array of services to individual investors and the financial intermediaries, which represent them. Pershing is a leading provider of correspondent brokerage services, clearing transactions for over 600 financial institutions which collectively maintain over 1.75 million client accounts. The Company's Investment Services Group provides access to the Company's equity and fixed-income research, trading services and underwriting to a broad mix of private clients. Through its Asset Management Group the Company provides cash management, investment advisory and trust services primarily to high-net-worth individual and institutional investors.

         The following table illustrates the Company's revenue breakdown by its principal operating groups, net of all interest. Net revenues, however, are not necessarily indicative of the profitability of each group. Certain reclassifications of prior year amounts have been made to conform to the 1997 presentation.

NET REVENUES BY OPERATING GROUP:
-------------------------------
                                                    YEARS ENDED DECEMBER 31,

                                             1993       1994       1995        1996         1997
                                             ----       ----       ----        ----         ----
                                                               (in millions)
Banking Group.......................... $   491.8  $   390.0  $   689.2   $   935.8   $  1,311.8
Capital Markets Group..................   1,058.2      702.3      851.9     1,086.4      1,292.5
Financial Services Group...............     455.3      458.2      619.5       827.6      1,008.9
Offsets and eliminations                   (101.7)     (45.6)     (82.6)      (92.3)      (125.9)
                                         --------- ---------  ---------   ---------   ----------

Net revenues........................... $ 1,903.6  $ 1,504.9  $ 2,078.0   $ 2,757.5   $  3,487.3
                                        =========  =========  =========   =========   ==========

         The Company currently conducts its operations in 14 cities in the U.S., including Atlanta, Austin, Boston, Chicago, Dallas, Houston, Jersey City, Los Angeles, Menlo Park, Miami, New York, Oak Brook, Philadelphia and San Francisco. The Company also has international offices located in 10 cities, including Bangalore, Buenos Aires, Geneva, Hong Kong, London, Lugano, Mexico City, Paris, Sao Paulo and Tokyo.

BANKING GROUP
-------------

         The Company's Banking Group is a major participant in the raising and investing of capital, and the providing of financial advice to companies throughout the U.S. and has significantly expanded its activities abroad, through its Investment Banking Group, Merchant Banking Group and Emerging Markets Group.

INVESTMENT BANKING
------------------

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

         HIGH-YIELD SECURITIES. The high-yield securities group focuses on providing financing in the public and private capital markets. The group is responsible for originating, structuring and executing high-yield transactions across a wide range of companies and industries, as well as managing client relationships with both high-yield corporate issuers and financial sponsors of leveraged transactions. In 1997, for the fifth consecutive year, DLJ was the number one ranked underwriter of high-yield bonds.

         OTHER TRANSACTION SPECIALTIES. The Company is also active in a variety of other transaction specialties, which provide capital raising and advisory services for its clients. The private capital placements group raises capital within the private debt and equity markets. Formed in 1994, the Company's private fund group raises private capital, primarily from institutional investors, for direct investment by venture capital, management buyout and other investment firms, and for certain of the Company's merchant banking activities. The private fund group raised over $11.0 billion in private capital in 1997. The project finance group raises non-recourse financing for a diverse client base of publicly and privately held companies for specific projects. Additionally, the Company's restructuring group provides advisory services to financially distressed companies. The Company also participates in the structured finance industry through its asset-backed transactions group, and specializes in securitizing cash flow generating assets through public or private offerings of debt or pass-through certificates.

         In 1997, the Company continued to expand its international investment banking presence, acquiring a London based investment bank, Phoenix Group Limited (Phoenix). Phoenix is an international financial advisory and investment management business with offices in London and Hong Kong. It has two principal operations, a corporate finance and advisory business and a private equity fund management business investing in private securities. It also makes investments as principal.

MERCHANT BANKING
----------------

         The Company entered the merchant banking investment business in 1985 and believes that it has one of the most consistently successful records in this area over the past 12 years. Through the Merchant Banking Group, the Company has grown to become a major participant in the asset management business by pursuing direct investments in a variety of industries and managing capital provided primarily by pension funds, endowments, charitable organizations, high-net-worth individuals, the Company and its employees. The Merchant Banking Group is closely integrated with other parts of the Company drawing upon all of its resources including debt and equity research and high-yield financing as well as the industry specialty groups within the Investment Banking Group.

         The Merchant Banking Group manages eight distinct capital funds with total committed capital of approximately $8.0 billion. These funds include DLJ Merchant Banking Partners, L.P. and DLJ Merchant Banking Partners II, L.P. which focus primarily on equity investments in leveraged transactions, the DLJ Bridge Fund (as described below), a leader in domestic bridge financing, DLJ Investment Partners, L.P., which focuses on opportunities in lower risk investments in debt or equity mezzanine securities and corporate joint ventures, DLJ Real Estate Capital Partners, L.P., which makes investments in public and private debt and equity in the real estate markets, DLJ Global Retail Partners, L.P., which pursues investment opportunities in early stage retailers and Phoenix Equity Partners II, which focuses on international opportunities. Through the Senior Debt Fund, the Company arranges and syndicates financing primarily to non-investment grade borrowers. The Company is also considering expanding its fund management in the future to include additional areas of investment.

         LEVERAGED EQUITY INVESTING. In 1992, the Company established DLJ Merchant Banking Partners, L.P., a dedicated $1 billion fund which includes commitments of up to $300 million by the Company and its employees. Employee participation ranges from approximately 30% to 40% of the Company's and its affiliates' overall investment in each transaction. In 1996, the Company closed the $3 billion DLJ Merchant Banking Partners II, L.P. fund. Over 25% of the capital was committed by DLJ and its employees. The funds make investments in equity and mezzanine securities arising from leveraged acquisitions and recapitalizations, restructurings of over-leveraged companies and other similar types of transactions, which generally involve significant financial leverage. In keeping with the firm's international focus, the DLJ Merchant Banking Partners II, L.P. fund invested approximately $100 million in companies in Europe, South America and India.

         DLJ BRIDGE FUND. The Company is the sponsor of the $1.25 billion DLJ Bridge Fund which provides short-term loans in connection with DLJ's merchant banking and financial advisory businesses. The Bridge Fund has a $750 million commitment of subordinated debt from Equitable and $500 million of senior revolving credit by a commercial bank syndicate, certain terms of which are being renegotiated. Any loans made by the DLJ Bridge Fund would be expected to be refinanced, and the outstanding amounts repaid, within a short-term period. The Company has agreed to pay Equitable the first $25 million of aggregate principal losses incurred by Equitable with respect to all bridge loans. To the extent such payments by the Company do not fully cover any such losses incurred by Equitable, Equitable is entitled to receive all other distributions otherwise payable to the Company with respect to DLJ Bridge Fund activities until such losses have been recovered. The Company has also agreed to pay Equitable the amount, if any, by which any principal loss on an individual loan exceeds $150 million. The DLJ Bridge Fund currently has one individual bridge loan outstanding in excess of $150 million. Pursuant to arrangements between the Company and the commercial bank syndicate, the Company is at risk for a significant portion of any loans funded by such banks. However, substantially all of the bridge loans have been made without using the bank commitment. At December 31, 1997, the DLJ Bridge Fund had extended $565.1 million of short-term bridge loans which are expected to be refinanced in the first quarter of 1998.

         DLJ INVESTMENT PARTNERS. DLJ Investment Partners, L.P. commenced operation in 1995 to pursue investments primarily in debt or equity mezzanine securities and corporate joint ventures. The fund has committed capital of $250 million of which the Company and its employees will provide $50 million.

         DLJ REAL ESTATE CAPITAL PARTNERS. DLJ Real Estate Capital Partners, L.P., focuses on debt and equity investments in a broad range of real estate and real estate-related assets. The fund has committed capital of approximately $650 million from its general and limited partners, including $100 million from the Company and its employees.

         GLOBAL RETAIL PARTNERS. Global Retail Partners, L.P., which commenced operation in 1996, focuses on growth retailing and electronic commerce opportunities. The fund has committed capital of approximately $150 million.

         SENIOR DEBT GROUP. In late 1996, the Company established the Senior Debt Group, which syndicates leveraged loans and uses the Company's funds to provide financing to investment banking clients. This group provides the Company's corporate clients with the convenience of a single financing source. In 1997, the group acted as lead arranger of loans aggregating approximately $10 billion.

         PHOENIX EQUITY PARTNERS II. Phoenix Equity Partners II is a $220 million fund dedicated to investing in mid-market companies in Europe. During 1997, the fund made investments totaling $63 million.

EMERGING MARKETS
----------------

         The Emerging Markets Group is a growing participant in the financial services industry in certain developing economies in Latin America, Asia, Eastern Europe and South Africa. The group combines specialized market and geographic knowledge and experience with the traditional strengths and skills of the Company. The group is responsible for originating and executing transactions in their respective areas of expertise, maintaining client relationships and building the Company's presence in targeted markets where the Company believes it can be a leading financial services provider or investor.

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

         In Europe, the group is also involved in sales and trading of Eastern European debt securities with emphasis on local debt instruments in Turkey and Russia In addition, they are involved with the structuring, placement and trading of products based on Russian loans.

         The group is also active in the Asia-Pacific region, focusing exclusively on the sale of Latin American and Emerging European products. In addition, investment banking services are offered through the Company's Hong Kong office which is dedicated to building the Company's capital raising, financial advisory and merchant banking presence in this region.

CAPITAL MARKETS GROUP
---------------------

         The Capital Markets Group encompasses a broad range of activities including trading, research, origination and distribution of equity and fixed-income securities, private equity investments and venture capital through its Fixed Income Division, Institutional Equities Division, Equity Derivatives Division and Sprout. The Company's focus is primarily client-driven, in contrast to that of many other securities firms, which emphasize proprietary trading. The Capital Markets Group has approximately 1,600 employees.

FIXED INCOME
------------

          The Fixed Income Division provides institutional clients with research, trading and sales services for a broad range of fixed-income products, and distributes fixed-income securities in connection with offerings underwritten by the Company. Its core businesses are in high-yield bonds and bank debt, U.S. government and investment-grade corporate bonds and real estate finance. The Fixed Income Division's research professionals include credit analysis teams knowledgeable in high-yield corporate, investment-grade corporate and mortgage-backed securities as well as quantitative and economic research.

         HIGH-YIELD SECURITIES. The High-Yield Securities department provides institutional clients with research, trading and sales services and distributes non-investment-grade securities in connection with offerings underwritten by the Company. In 1997, the high-yield franchise expanded into the international markets, creating a London-based unit. Further expansion will also include Hong Kong.

         INVESTMENT-GRADE CORPORATE BONDS. The Company has been a major participant in the secondary trading and distribution of investment-grade corporate debt instruments and has consistently ranked as one of the top providers of credit research on those securities. While its emphasis has traditionally been on trading and distributing secondary issues, the Corporate Bond department has played an increasing role in new issue underwriting and origination and new issue structuring.

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

         MORTGAGE-AND ASSET-BACKED SECURITIES. The Company trades and makes markets in Government National Mortgage Association securities, Federal Home Loan Mortgage Corporation participation certificates, Fannie Mae obligations, non-agency mortgage-backed securities, and various asset-backed securities. The Mortgage Securities department also issues, trades and makes markets in Collateralized Mortgage Obligations ("CMOs"), which are debt obligations secured by the cash flow from a pool of mortgages or mortgage securities, as well as in other mortgage-related derivative products.

         REAL ESTATE FINANCE GROUP. The group provides capital and financial advisory services for major participants in the commercial real estate market. In 1997, more than $8 billion was raised for clients. The Real Estate Finance department also originates loans secured by multifamily and commercial properties and, acting as agent, places mortgage-backed debt for clients. Column Financial originates, acquires and enhances mortgage loans for securitization and sale to investors in the form of Collateralized Mortgage Obligations. Previously, Column Financial was jointly owned by the Company and Equitable. During 1997, DLJ increased its ownership in Column Financial from 50 percent to 100 percent by purchasing Equitable's 50 percent interest in Column.

         SENIOR DEBT GROUP.  In 1997, the Company established the Senior
Debt Group, which syndicates leveraged loans and enters into commitments to extend credit primarily to non-investment grade borrowers. This Group provides the Company's corporate clients with the convenience of a single financing source. In 1997, this Group arranged loans aggregating approximately
$10 billion.

INSTITUTIONAL EQUITIES
-----------------------

         The Institutional Equities Division provides domestic and international institutional clients with research, trading and sales services in U.S. listed and OTC equities, and foreign equities trading and distributes equity securities in connection with offerings underwritten by the Banking Group.

         DOMESTIC INSTITUTIONAL SALES AND LISTED EQUITY TRADING. The Company's equity trading operations and sales coverage of major U.S. institutions are conducted by traders and institutional equity salespeople from nine of the Company's domestic offices. Smaller U.S. institutions are covered by account executives in the regional offices of the Investment Services Group, which is part of the Company's Financial Services Group.

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

         INTERNATIONAL SALES AND TRADING. The Company's international equity sales organization operates from five of the Company's international offices and one domestic office. Consistent with the Company's focus on international expansion, start-up operations are planned for Western Europe, Russia and the Far East. These will include integrated research, distribution and trading capabilities based in Hong Kong and London. International equities expansion plans include the trading of non-dollar based securities. The division is scheduled to have a sales and trading operation in Moscow by the end of 1998.

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

         EQUITY RESEARCH. The Company's equity research department consists of professional investment research analysts and associates who are engaged in the analysis of economic trends and a broad range of industries and companies. The department produces publications, studies and forecasts on economic conditions, financial markets, portfolio strategy, quantitative analysis, industry developments and individual companies. Consistent with DLJ's expansion in international markets, the firm now has coverage in four global sectors: power, energy, communications and transportation. Substantial growth of global coverage is planned for 1998, with a particular focus in Latin America, Europe and the Far East.

         The Company's equity research analysts are also utilized as important resources in obtaining investment banking business and assessing merchant banking transactions, as well as developing and maintaining banking relationships with clients through continued involvement after the execution of specific transactions.

         AUTRANET. Autranet Inc., a registered broker-dealer and member firm of the NYSE is active in the distribution of investment research products purchased from approximately 450 sources known as "independent originators." Independent originators are research specialists, not primarily employed by securities firms, and range in size and scope from large economic consulting firms to individual freelance analysts.

         CONVERTIBLE SECURITIES. The Company is a market-maker in convertible securities, dealing primarily with an expanding base of institutional clients. While its emphasis has been in trading and distributing secondary issues, the Company has also been effective in the primary distribution of convertible securities underwritten by the Company.

EQUITY DERIVATIVES
------------------

         The Equity Derivatives Division provides institutional clients with research, trading and sales services in a broad range of equity options products and in convertible securities.

         EQUITY OPTIONS. The Company's activities in equity derivative products have focused primarily on product innovations in the design and origination of custom-tailored OTC options to meet the specific needs of customers rather than on hedging against the firm's own positions. The Company offers options based on U.S. equities and equity indices; foreign currencies; equities from European and Asian countries; commodities and precious metals; and various fixed-income instruments in both domestic and international markets. The Company has expanded its sales effort for its proprietary options and futures products into Europe in recent years.

SPROUT
------

         Founded in 1969, Sprout is one of the oldest and largest groups in the private equity investment and venture capital industry. Since the capitalization of Sprout's first fund at $11.5 million, ten major investment partnerships have been formed primarily for large institutional investors. Present funds under management have original capital of approximately $1.6 billion, and include, among others, Sprout VII, a multi-stage venture fund, Sprout Growth II, a late-stage equity fund and Sprout VIII, which had an initial closing of $612 million in 1998 and will have a final closing in the near future.

         Sprout's investors are major public and corporate pension funds, endowments, insurance companies and wealthy individuals. To accommodate their growing interest, Sprout has committed to significant leadership positions in the industries in which it concentrates: health care, technology, retail and other services.

FINANCIAL SERVICES GROUP
------------------------

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

PERSHING DIVISION
-----------------

         Pershing is one of the leading providers of correspondent brokerage services to the world's financial institutions. Founded in 1939 and acquired by the Company in 1977, Pershing operates out of seven of the Company's domestic offices and London. Pershing provides execution and clearance services to approximately 600 correspondents, ranging from small investment boutiques to large financial institutions, which collectively maintain over 1.75 million client accounts holding more than $175 billion of assets at December 31, 1997. During 1997, Pershing participated in over 10% of the trading volume on the NYSE. Pershing maintains broad execution coverage of all U.S. securities exchanges, supported by extensive in-house trading desks for institutional block and retail orders, as well as OTC securities, all fixed-income products, mutual funds and money market funds. As a wholesaler of trading, execution, clearing and information management activities, Pershing offers its service on a fee-for-services basis.

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

         Sophisticated communications and information management are a cornerstone of Pershing's service. Pershing's computer-directed communications system provides Pershing's correspondents with a link to major financial markets around the world. Pershing's proprietary software systems allow online order entry and reporting. Pershing also maintains extensive operational and informational systems for its correspondents.

LONDON GLOBAL SECURITIES
------------------------

         In 1997, the Company acquired London Global Securities, a leading international securities financing intermediary, with operations in London and Australia. London Global offers institutional investors financing services for a full range of securities through a variety of transaction structures.

DLJDIRECT
---------

         DLJdirect, established in 1988 as PC Financial Network, provides securities transaction services to the subscribers of major online services, including America Online, Prodigy, CompuServe and the Internet (www.DLJdirect.com). DLJdirect offers trading, real-time quotes, news, and for qualified investors an opportunity to invest in Company lead-managed, initial public offerings, as well as limited access to the Company's equity research. DLJdirect has opened more than 400,000 online accounts and conducted more than $30 billion in transactions.

         iNautix Technologies, a subsidiary of DLJdirect, develops financial transaction solutions and Internet Web-sites for DLJdirect, Pershing correspondents and other Company affiliates.

INVESTMENT SERVICES GROUP
-------------------------

         The Investment Services Group offers a full range of investment and portfolio services to high-net-worth individual investors and medium to smaller size financial institutions, corporations and professional investors. In 1997, the group expanded overseas and opened its first offshore office in London, as part of the Company's principal London broker-dealer subsidiary.

         Due to the close working relationships between account executives and the Company's research analysts and traders, the group's clients are provided with the same comprehensive coverage that characterizes the Company's traditional institutional businesses. The group also offers the "Portfolio Advisory Service" to its clients, a wrap fee account based solely on the Company's research, which has over $1 billion in assets under management at December 31, 1997.

ASSET MANAGEMENT GROUP
----------------------

         The Asset Management Group consists of DLJ Investment Management Corporation and Wood, Struthers & Winthrop. The group specializes in individual and institutional investment management and has a total of $12 billion of assets under management.

         DLJ Investment Management Corp. was established in 1996 to manage funds for institutional clients. In its first full year of operation, the company increased assets under management from $1 billion to $5 billion.

         Wood, Struthers & Winthrop Management Corp., founded in 1871 and acquired by the Company in 1977, is a money management firm, managing over $7 billion in assets at December 31, 1997. Wood, Struthers & Winthrop targets sophisticated individual investors, as well as charitable endowments, foundations and trusts, corporations and Employee Retirement Income Security Act of 1974 ("ERISA") plans. Wood, Struthers & Winthrop manages portfolios of both stocks and bonds, balancing risk and return to meet a client's objectives for growth and capital preservation. The professional staff of Wood, Struthers & Winthrop is experienced in portfolio management, investment research, tax advice, financial planning and in providing personalized service to all of its clients. Through its WSW Capital Inc. subsidiary, the firm manages a $2.9 billion portfolio of private placements which it originated.

         Wood, Struthers & Winthrop is the investment advisor to the Company's Winthrop Focus Funds, a domestic family of five diversified open-end mutual funds. The Focus Funds consist of three U.S. equity funds and two fixed-income funds which aggregate approximately $680 million. In addition, Wood, Struthers & Winthrop and DLJ Investment Management Corp., are the advisors to the Winthrop Opportunity Funds, a family of diversified open-end mutual funds. These funds consist of an international developing markets fund, an established markets equity fund, and two money market funds which were launched in 1997. The Winthrop Opportunity Funds aggregate $170 million at December 31,1997.

         Wood, Struthers & Winthrop has a limited purpose trust company subsidiary, Winthrop Trust Company, which provides tax, financial planning, custody and personal fiduciary services to its high-net-worth individual and family clients. At December 31, 1997, Winthrop Trust Company had received fiduciary appointments aggregating in excess of $800 million.

COMPETITION
-----------

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

EMPLOYEES
---------

         At December 31, 1997, the Company had approximately 7,000 employees. Professional personnel receive salary as well as incentive compensation in the form of bonus and, in certain instances, through long-term incentive and/or other compensation plans. Most of the Company's securities sales force personnel receive a percentage of their gross revenues or a percentage of a specified revenue pool as compensation. Other employees receive a salary and, in certain cases, overtime compensation and compensation in the form of profit sharing. None of the Company's employees is represented by a labor union.

REGULATION
----------

         The Company's business and the securities industry in general are subject to extensive regulation in the U.S. at both the Federal and state level, as well as by industry Self Regulatory Organizations ("SROs"). A number of Federal regulatory agencies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. The Securities and Exchange Commission (the "Commission") is the Federal agency that is primarily responsible for the regulation of broker-dealers and investment advisors doing business in the U.S., and the Commodity Futures Trading Commission ("CFTC") is primarily responsible for the regulation of futures commission merchants. In addition, the Department of the Treasury and the Municipal Securities Rulemaking Board have the authority to promulgate regulations relating to U.S. government and agency securities and to municipal securities, respectively, and the Board of Governors of the Federal Reserve System promulgates regulations applicable to certain securities credit transactions. Broker-dealers and investment advisers are subject to registration and regulation by state securities regulators in those states in which they conduct business. Industry SROs, each of which has authority over the firms that are its members, include the NASD, the NYSE, and other securities exchanges, the National Futures Association ("NFA") and the commodities exchanges. Certain of the Company's international broker-dealer subsidiaries are subject to the regulatory requirements of the non-U.S. securities financial regulatory authorities.

         Each of DLJSC, Pershing Trading Company, L.P. ("Pershing Trading"), DLJdirect and Autranet (collectively, the "U.S. Broker-Dealers") is registered as a broker-dealer with the Commission and is a member of, and subject to regulation by, a number of securities industry SROs, including the NYSE and the NASD. Both DLJSC and Pershing Trading are, in addition to being NYSE members, members of most other major U.S. securities exchanges. DLJSC is also registered as a broker-dealer in all 50 states and the District of Columbia, as a futures commission merchant with the CFTC, as an investment adviser with the Commission and in certain states, is also designated a primary dealer in U.S. government securities by the Federal Reserve Bank of New York. In connection with its business as a futures commission merchant, DLJSC is also a member of, and subject to regulation by, the NFA and the Chicago Board of Trade ("CBOT"). Pershing Trading, Autranet and DLJdirect are registered as broker-dealers in a number of states. Wood, Struthers & Winthrop Management Corp. and DLJ Investment Partners, Inc. are registered with the Commission and, in certain states as an investment adviser. The Company also has certain other direct and indirect subsidiaries that are registered with the Commission and certain states or with other regulatory authorities as broker-dealers or investment advisers. Winthrop Trust Company is regulated by the New York State Banking Department.

         As a result of registration and SRO memberships, the U.S. Broker-Dealers are subject to overlapping schemes of regulation, which cover all aspects of their securities business. Such regulations cover matters including capital requirements, the use and safekeeping of customers' funds and securities, recordkeeping and reporting requirements, supervisory and organizational procedures intended to assure compliance with securities laws and rules of the SRO's and to prevent the improper trading on " material nonpublic" information, employee-related matters, limitations on extensions of credit in securities transactions, and clearance and settlement procedures. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, the U.S. Broker-Dealers in some instances may be required to make "suitability" determinations as to certain customer transactions, are limited in the amounts that they may charge customers, cannot trade ahead of their customers and must make certain required disclosures to their customers.

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

         In addition to being regulated in the U.S., the Company's business is subject to regulation by various foreign governments and regulatory bodies. The Company does business in the international equity and fixed income markets and undertakes investment banking activities through several of its London subsidiaries. These broker-dealer subsidiaries are subject to regulation by the SFA, which governs all aspects of a United Kingdom investment business, including regulatory capital, sales and trading practices, use and safekeeping of customer funds and securities, recordkeeping, margin practices and procedures, registration standards for individuals, periodic reporting and settlement procedures. In addition, the Company has broker-dealer subsidiaries which are subject to regulation, including capital requirements, imposed by the SFC of Hong Kong and the Ontario Securities Commission.

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

CAPITAL REQUIREMENTS
--------------------

         As broker-dealers registered with the Commission and member firms of the NYSE and/or NASD, each of DLJSC, Pershing Trading, DLJdirect and Autranet is subject to the capital requirements of the Commission and of the NYSE. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements ("net capital"), that the U.S. Broker-Dealers are required to maintain and also limit the amount of leverage that the U.S. Broker-Dealers are able to obtain in their businesses. As a futures commission merchant, DLJSC is also subject to the capital requirements of the CFTC and the CBOT. Compliance with regulatory capital requirements could limit those operations of the U.S. Broker-Dealers that require the intensive use of capital, such as DLJSC's underwriting and trading activities, and the financing of customer account balances, and also restrict the Company's ability to pay dividends, pay interest, repay debt, and redeem or purchase shares of its outstanding capital stock. A change in such rules, or the imposition of new rules, affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any usually large charge against capital, would adversely affect the ability of the Company to pay dividends or to expand or even maintain present levels of business. The Company believes that at all times the U.S. Broker-Dealers have been in compliance in all material respects with the applicable minimum capital rules of the Commission, the NYSE, the CFTC and the CBOT. As of December 31, 1997, DLJSC was required to maintain a minimum "net capital," in accordance with commission and CFTC rules, of approximately $107.3 million and had total net capital of approximately $762.2 million (including $482.5 million of subordinated debt borrowed under various agreements), or approximately $654.9 million in excess of 2% of aggregate debit items and approximately $507.9 million in excess of 5% of aggregate debit items.

         The Company's non-U.S. broker-dealer subsidiaries may be subject to the net capital requirements imposed by foreign financial regulatory authorities.
At December 31, 1997 and 1996, the Company believes that its foreign broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

ITEM 2.           PROPERTIES
                  ----------

         The Company's principal executive offices are presently located at 277 Park Avenue, New York, New York and occupy approximately 881,000 square feet under a lease expiring in 2016. The Company also leases space at 120 Broadway, New York, New York, aggregating approximately 94,000 square feet. This lease expires in 2006.

         The Company's principal London-based broker-dealer subsidiary is located at 99 Bishopsgate and occupies approximately 76,000 square feet under a lease expiring in 2008. The Company is in the process of negotiating for an additional 100,000 square feet in London.

         Pershing also leases approximately 460,000 square feet in Jersey City, New Jersey, under leases which expire at various dates through 2009. The Company also owns land and a building with approximately 133,000 square feet in Florham Park, New Jersey.

         The Company leases an aggregate of approximately 650,000 square feet for its domestic and international regional offices, the leases for which expire at various dates through 2014. Other domestic offices are located in Atlanta, Austin, Boston, Chicago, Dallas, Houston, Jersey City, Los Angeles, Menlo Park, Miami, Oak Brook, Philadelphia and San Francisco. Its foreign office locations are Bangalore, Buenos Aires, Geneva, Hong Kong, London, Lugano, Mexico City, Paris, Sao Paulo and Tokyo.

         The Company believes that its present facilities are adequate for its current needs.

ITEM 3.           LEGAL PROCEEDINGS
                  -----------------

         Beginning on March 25, 1991, Dayton Monetary Associates and Charles Davison, along with more than 200 other plaintiffs, filed several complaints against DLJSC and a number of other financial institutions and several individuals in the U.S. District Court for the Southern District of New York. The plaintiffs allege that DLJSC and other defendants violated civil provisions of RICO by inducing plaintiffs to invest over $40 million during the years 1978 through 1982 in The Securities Groups, a number of tax shelter limited partnerships. The plaintiffs seek recovery of the loss of their entire investment and an approximately equivalent amount of tax-related damages. Judgments for damages under RICO are subject to trebling. Discovery is complete and motions for summary judgment are pending. No trial date has been set by the court. DLJSC believes that it has meritorious defenses to the complaints and is contesting the suits vigorously. Although there can be no assurance, the Company does not believe that the ultimate outcome of this litigation will have a material adverse effect on its consolidated financial condition and/or the Company's results of operations in any particular period.

         In October 1995, DLJSC was named as a defendant in a purported class action filed in a Texas State Court on behalf of the holders of $550 million principal amount of subordinated redeemable discount debentures of National Gypsum Corporation ("NGC") canceled in connection with a Chapter 11 plan of reorganization for NGC consummated in July 1993. The State Court named plaintiff also filed an adversary proceeding in the U.S. Bankruptcy Court for the Northern District of Texas seeking a declaratory judgment that the confirmed NGC plan of reorganization does not bar the class action claims. Subsequent to the consummation of NGC's plan of reorganization, NGC's shares traded for values substantially in excess of, and in 1995 NGC was acquired for a value substantially in excess of, the values upon which NGC's plan of reorganization was based. The two actions arise out of DLJSC's activities as financial advisor to NGC in the course of NGC's Chapter 11 reorganization proceedings. The class action complaint alleges that the plan of reorganization submitted by NGC was based upon projections by NGC and DLJSC which intentionally understated forecasts, and provided misleading and incorrect information in order to hide NGC's true value and that defendants breached their fiduciary duties by, among other things, providing false, misleading or incomplete information to deliberately understate the value of NGC. The class action complaint seeks compensatory and punitive damages purportedly sustained by the class. On October 10, 1997, DLJSC and others were named as defendants in a new adversary proceeding in the Bankruptcy Court brought by the NGC Settlement Trust, an entity created by the NGC plan of reorganization to deal with asbestos-related claims. The Trust's allegations are substantially similar to the claims in the State Court action. On January 21, 1998, the Bankruptcy Court ruled that the State Court plaintiff's claims were not barred by the NGC plan or reorganization insofar as they alleged nondisclosure of certain cost reductions announced by NGC in October 1993. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaints. Although there can be no assurance, the Company does not believe that the ultimate outcome of this litigation will have a material adverse effect on its consolidated financial condition. Due to the early stage of such litigation, based upon the information currently available to it, management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on the Company's results of operations in any particular period.

         In November and December 1995, DLJSC, along with various other parties, was named as a defendant in a number of purported class actions filed in the U.S. District Court for the Eastern District of Louisiana. The complaints allege violations of the federal securities laws arising out of a public offering in 1994 of $435 million of first mortgage notes of Harrah's Jazz Company and Harrah's Jazz Finance Corp. The complaints seek to hold DLJSC liable for various alleged misstatements and omissions contained in the prospectus dated November 9, 1994. On February 26, 1997, the parties agreed to a settlement of these actions, subject to the District Court's approval, which was granted on July 31, 1997. The settlement is also subject to the approval by the U.S. Bankruptcy Court for the Eastern District of Louisiana of proposed modifications to a confirmed plan of reorganization for Harrah's Jazz Company and Harrah's Jazz Finance Corp., and the satisfaction or waiver of all conditions to the effectiveness of the plan, as provided in the plan. There can be no assurance of the Bankruptcy Court's approval of the modifications to the plan of reorganization, or that the conditions to the effectiveness of the plan will be satisfied or waived. In the opinion of management the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations or on its consolidated financial condition.

         On January 26, 1996, a purported purchaser of certain notes and warrants to purchase shares of common stock of Rickel Home Centers, Inc. ("Rickel") filed a class action complaint against DLJSC and certain other defendants for unspecified compensatory and punitive damages in the U.S. District Court for the Southern District of New York. The suit was brought on behalf of the purchasers of 126,457 units consisting of $126,457,000 aggregate principal amount of 13 1/2% senior notes due 2001 and 126,457 warrants to purchase shares of common stock of Rickel (the "Units") issued by Rickel in October 1994. The complaint alleges violations of federal securities laws and common law fraud against DLJSC, as the underwriter of the Units and as an owner of 7.3% of the common stock of Rickel, Eos Partners, L.P. and General Electric Capital Corporation, each as owners of 44.2% of the common stock of Rickel, and members of the board of directors of Rickel, including a DLJSC managing director. The complaint seeks to hold DLJSC liable for alleged misstatements and omissions contained in the prospectus and registration statement filed in connection with the offering of the Units, alleging that the defendants knew of financial losses and a decline in value of Rickel in the months prior to the offering and did not disclose such information. The complaint also alleges that Rickel failed to pay its semi-annual interest payment due on the Units on December 15, 1995, and that Rickel filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code on January 10, 1996. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaint. Although there can be no assurance, the Company does not believe that the outcome of this litigation will have a material adverse effect on its consolidated financial condition. Due to the early stage of this litigation, based on the information currently available to it, management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on the Company's results of operations in any particular period.

         In addition to the matters described above, the Company has been named as a defendant in various civil actions and arbitrations arising out of its activities as a broker-dealer in securities, as an underwriter and as an employer and arising out of alleged employee misconduct. The Company is also involved, from time to time, in proceedings with, and investigations by, governmental agencies and SRO's. See "Regulation." The Company does not believe that any such matters, claims or investigations will have a material adverse effect on its results of operations or its consolidated financial condition.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                   ---------------------------------------------------

During the fourth quarter of 1997, no matters were submitted to a vote of security holders.

                                    PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  -------------------------------------------------------------
                  MATTERS
                  -------

Market and Dividend Information
-------------------------------

The principal market for trading DLJ Common Stock is the New York Stock Exchange. Its stock symbol is "DLJ."

                                      QUARTERS
1997                      1st       2nd        3rd        4th
----                     ----      ----       ----       -----
High.................   47 3/8    64 1/4     71 9/16    87 5/8
Low..................   36        36 1/2     57         68
Common dividends..... $  0.125 $   0.125   $  0.125   $  0.125

                                       QUARTERS


1996                      1st       2nd        3rd        4th
----                     ----      ----       ----       ----
High.................   33 1/2     34 3/4     35 1/8     36
Low..................   28 5/8     30 3/8     27 5/8     32 1/8
Common dividends..... $  0.125   $  0.125   $  0.125   $  0.125



         The approximate number of holders of DLJ Common Stock at March 5, 1998, was 7,500.

        ITEM 6.           SELECTED FINANCIAL DATA

        SELECTED CONSOLIDATED FINANCIAL DATA

                                                                   YEARS ENDED DECEMBER 31,
                                                      1997              1996         1995            1994             1993
                                                ----------        ----------    ---------      ----------        ----------
                                                             (In millions, except share and per share data)
INCOME STATEMENT DATA:

REVENUES
--------
  Commissions.................................  $     690.2       $    573.3    $   460.2      $    376.1        $   358.8
  Underwritings...............................        831.7            714.2        441.5           261.1            574.6
  Fees........................................        767.3            470.0        369.1           281.3            211.3
  Interest, net (1)...........................      1,652.1          1,074.2        904.1           791.9            657.3
  Principal transactions-net:
  Trading.....................................        437.1            435.4        364.9           165.7            381.5
  Investment..................................        194.5            163.0        163.7            97.6             79.9
  Other.......................................         67.6             60.7         55.1            35.0             21.9
                                                -----------        ---------    ---------      ----------        ---------
    Total revenues............................      4,640.5          3,490.8      2,758.6         2,008.7          2,285.3
                                                -----------        ---------    ---------      ----------        ---------

COSTS AND EXPENSES
------------------
  Compensation and benefits..................       1,908.2          1,538.8      1,261.4           897.8          1,200.4
  Compensation expense-
    restricted stock units...................             -                -          6.2               -                -
  Interest...................................       1,153.2            733.2        680.6           503.8            381.7
  Brokerage, clearing, exchange
    fees and other...........................         231.4            201.3        168.1           135.6            133.8
  Occupancy and equipment....................         189.9            159.3        127.1            90.1             80.0
  Communications.............................          64.0             53.7         42.8            36.6             31.9
  Other operating expenses...................         432.7            330.7        173.9           139.8            155.5
                                                -----------        ---------    ---------      ----------        ---------
     Total costs and expenses................       3,979.4          3,017.0      2,460.1         1,803.7          1,983.3
                                                -----------        ----------    ---------     -----------       ----------

Income before provision for
   income taxes..............................        661.1             473.8        298.5           205.0            302.0
Provision for income taxes...................        252.8             182.5        119.4            82.0            115.9
                                                ----------         ---------    ---------      ----------        ---------

Net income...................................   $    408.3         $   291.3    $   179.1      $    123.0        $   186.1
                                                ==========         =========    =========      ==========        =========

Dividends on preferred stock.................   $     12.2         $    18.7    $    19.9      $     21.0        $       -
                                                ==========         =========    =========      ==========        =========

Earnings applicable to
   common shares.............................   $    396.1         $   272.6    $   159.2      $    102.0        $  186.1
                                                ==========         =========    =========      ==========        ========

Weighted average common
  shares outstanding (2):
     Basic...................................       55,159            53,300         50,570
                                                ==========         =========        ========
     Diluted.................................       62,749            59,356         51,580
                                                ==========         =========        ========

Earnings per common share (2):
     Basic...................................   $     7.18         $    5.12    $      3.15
                                                ==========         =========    ===========
     Diluted.................................   $     6.32         $    4.59    $      3.09
                                                ==========         =========    ===========

Pro forma weighted average
  common shares outstanding (3)..............
     Basic...................................                                                      50,000          50,000
                                                                                               ==========       =========
     Diluted.................................                                                      51,475          51,475
                                                                                               ==========       =========

Pro forma earnings per
  common share (3)...........................
     Basic...................................                                                  $     2.04       $   3.72
                                                                                               ==========       ========
     Diluted.................................                                                  $     1.98       $   3.62
                                                                                               ==========       ========





                                                                       YEARS ENDED DECEMBER 31,
                                                     1997            1996             1995             1994             1993
                                               ----------      ----------       ----------       ----------        ---------
                                                  (In millions, except share and per share data and financial ratios)
BALANCE SHEET DATA (AT END OF PERIOD):
Securities purchased under
  agreements to resell and
  securities borrowed                          $ 43,227.4      $ 29,954.2       $ 27,793.1       $ 19,166.9        $ 21,575.2
Total assets................................     70,505.8        55,503.7         44,576.5         33,261.6          38,766.7
Securities sold under agreements to
   repurchase and securities loaned              43,694.1        32,103.1         29,369.0         20,385.4          24,116.7
Long-term borrowings........................      2,251.9         1,541.6            983.4            539.9             549.0
Redeemable preferred stock                          200.0           200.0            225.0            225.0             225.0
Stockholders' equity .......................      2,061.5         1,647.2          1,198.7            820.3             750.3

OTHER FINANCIAL DATA (AT END OF PERIOD):

Book value per common share
  oustanding................................   $    31.44      $    24.79       $    20.50       $    16.41        $    15.01
Ratio of net assets to
   stockholders' equity (4).................        13.2x           15.51x           14.00x           17.18x            22.91x
Ratio of long-term borrowings
   to total capitalization (5)..............         0.50            0.44             0.37             0.30              0.34
Return on average equity (6)................        24.1%            20.6%            17.1%            13.1%             30.5%
Ratio of earnings to fixed charges..........        1.16x            1.16x            1.11x            1.10x             1.20x
Ratio of earnings to combined fixed
  charges and preferred stock
  dividends (7).............................        1.16x            1.16x            1.10x            1.09x                 -


(1) Interest is net of interest expense to finance U.S. government, agency and mortgage-backed securities of $ 2.9 billion, $2.1 billion, $2.0 billion, $1.6 billion and $1.1 billion, respectively.

(2) In December 1997, the Company adopted SFAS No. 128 "Earnings per Share" which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces the primary and fully diluted earnings per share amounts with a presentation of basic and diluted earnings per share. All earnings per common share amounts reflect the adoption of this statement.

    Basic earnings per common share amounts have been calculated by dividing earnings applicable to common shares (net income less preferred dividends) by the weighted average common shares outstanding i.e. excluding the effect of potentially dilutive securities. Diluted earnings per common share also include the dilutive effects of common stock issuable under the Restricted Stock Unit Plan and the dilutive effect of options and convertible debt under the treasury stock method and "if-converted" method, respectively.

(3) Pro forma diluted earnings per common share are calculated by dividing earnings applicable to common shares (net income less preferred dividends), by the pro forma weighted average number of diluted common shares outstanding. Pro forma common shares outstanding represent actual historical shares outstanding adjusted for the dilutive effect of the Restricted Stock Units (RSUs) using the treasury stock method.

(4) Net assets are total assets excluding securities purchased under agreements to resell and securities borrowed.

(5) Long-term borrowings and total capitalization (the sum of long-term borrowings, preferred stock and stockholders' equity) exclude current maturities (one year or less) of long-term borrowings.

(6) After payment of dividends on the Company's preferred stock.

(7) For the purpose of calculating the ratio of earnings to combined fixed charges and preferred stock dividends (i) earnings consist of income before the provision for income taxes and fixed charges and (ii) fixed charges consist of interest expense and one-third of rental expense which is deemed representative of an interest factor. No preferred dividends were paid in 1993.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  -----------------------------------------------------------
                  AND RESULTS OF OPERATIONS
                  -------------------------

BUSINESS ENVIRONMENT
--------------------

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

         The strong market conditions that existed throughout 1996 continued during 1997 resulting in record levels of underwriting and merger and acquisition activity. Record levels were also achieved by major stock indices, such as the Dow Jones Industrial Average, the Standard & Poor's 500 Index and the NASDAQ composite. These favorable market conditions combined with rising stock prices created a robust investment banking atmosphere.

RECENT DEVELOPMENTS
-------------------

         In March 1997, the Company acquired a London-based investment bank, Phoenix Group Limited (Phoenix). Phoenix is an international financial advisory and investment management business with offices in London and Hong Kong. It has two principal operations, a corporate finance and advisory business and private equity fund management business investing in private securities. It also makes investments as principal.

         In April 1997, a bridge loan aggregating $150 million was repaid in full and the Company realized the $28.8 million previously reserved, plus interest.

         In October 1997, the Company sold for cash approximately $250.0 million of mortgage loans and related assets secured by 38 multi-family properties. These assets were obtained through the repurchase in 1994 of certain mortgage related securities previously underwritten by the Company. The sales price approximated the Company's carrying value of these assets.

         In October 1997, the Company acquired London Global Securities ("LGS"), a securities financing intermediary located in London. LGS is active in approximately 25 equity markets and offers institutional investors and financial institutions financing services for a full range of securities, including equities, convertible bonds, warrants and emerging markets debt through a variety of transaction structures such as swaps, repurchase agreements, buy/sell arrangements and collateral management programs.

         In December 1997, the Company's shelf registration statement which enables the Company to issue, from time to time, up to $300 million of senior or subordinated debt securities or preferred stock, was declared effective.

         In January 1998, the Company issued an initial 3.5 million shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series B, with a liquidation preference of $50 per share ($175.0 million aggregate liquidation value) from such shelf registration statement.

         In February 1998, the Board of Directors declared a two-for-one common stock split of the Company's common stock. The stock split is subject to shareholder approval of the increase in the number of authorized common shares from 150 million to 300 million. The split will be effected in the form of a stock dividend. The par value of the common stock will remain at $.10 per share. After the split is implemented, the Company's quarterly dividend rate will be adjusted proportionately downward. All share and per share amounts will be restated upon approval of the shareholders.

         In March 1998, the Company issued $150 million of 6 1/2% Senior Notes due 2008.

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996
---------------------------------------------------------------------

         Total revenues for 1997 were $4.6 billion, an increase of $1,149.7 million or 32.9% over 1996. Revenues increased in all of the Company's major areas of activity during 1997.

         Commission revenues increased by $116.8 million or 20.4% to $690.2 million due to increased business in all areas, and is generally consistent with the overall growth in listed share volume on major equity exchanges.

         Underwriting revenues increased by $117.5 million or 16.5% to $831.7 million. The Company experienced increases in all areas of underwriting during 1997.

         Fee revenues increased by $297.3 million or 63.3% to $767.3 million. Overall, merger and acquisition ("M&A"), private placements and other advisory services activities increased during 1997. Private equity capital raised for other investment organizations increased in 1997. In addition, fees from the Company's asset management group increased due to an increase in assets under management from $5.6 billion at the beginning of 1997 to $12.0 billion at the end of the year.

         Interest, net of interest expense to finance U.S. government, agency and mortgage-backed securities, increased by $577.9 million or 53.8% to $1.7 billion. Higher levels of foreign fixed-income financing instruments in the Company's newly acquired London Global Securities division and higher interest rates earned in the Emerging Markets business accounted for most of the increase. The remaining increase was due to higher levels of inventory in the Fixed Income Division and increased customer margin balances at Pershing.

         Principal transactions-net, trading revenues increased by $1.7 million or 0.4% to $437.1 million.

         Principal transactions-net, investment revenues increased by $31.6 million or 19.4% to $194.5 million. Realized gains on investments were $160.0 million. Net unrealized carrying values increased by $34.5 million, which includes the elimination of net unrealized depreciation of $45.6 million on investments sold and an increase in net unrealized depreciation of $11.1 million on retained investments.

         Other revenues, consisting primarily of dividends and miscellaneous transaction revenues, increased by $6.9 million or 11.4% to $67.6 million due to increased revenue sharing arrangements at Pershing.

         Total costs and expenses for 1997 were $4.0 billion, an increase of $962.4 million or 31.9% over 1996.

         Compensation and benefits increased $369.4 million or 24.0% to $1.9 billion. Most of the increase was due to increased variable incentive and production-related compensation, which resulted from higher revenues and operating results. Incentive and production-related compensation increased by 22.6% in 1997, while base compensation, including benefits and payroll taxes, increased by 28.2% due to expansion in various business groups, consistent with the growth of the Company's international businesses. At December 31, 1997, full-time personnel totaled 7,053 compared to 5,885 at December 31, 1996, an increase of 1,168 or 19.8%.

         Interest expense increased $420.0 million or 57.3% to $1,153.2 million. Most of this increase was related to expanded levels of inventory of fixed-income related products in the Real Estate Finance department and as a result of the London Global acquisition.

         All other expenses, as noted below, increased by $173.0 million or 23.2% to $918.0 million in 1997.

         Brokerage, clearing, exchange fees and other expenses increased by $30.1 million due to increased share volume, underwriting related expenses and transaction fee payments. Occupancy and equipment costs increased by $30.6 million as a result of the full year impact of the firm's relocation and expansion of the Company's principal office in the U.S. as well as expansion of the Company's other domestic and international offices. During the fourth quarter of 1997, the Company moved its principal London operations to a new and expanded location. Communications costs increased by $10.3 million due to expanded facilities and growth in professional staff. All other operating expenses increased by $102.0 million. Included therein are data processing, professional fees, travel and entertainment, and printing and stationery which increased by $110.5 million reflecting an overall increase in the level of business activity and costs for Year 2000 project (See "Year 2000"). Increased advertising expenses relate primarily to a major national print, television and online advertising campaign on behalf of DLJdirect, the Company's online investing broker. These increases were offset by a reduction of expenses incurred on previously underwritten mortgage-related securities, the assets of which were sold in the fourth quarter of 1997.

         The Company's income tax provision for 1997 and 1996 was $252.8 million and $182.5 million, respectively, which represented a 38.2% and 38.5% effective tax rate for each period.

         Net income for 1997 was $408.3 million, up $117.0 million or 40.1% as compared to 1996. Diluted earnings per common share using the treasury stock method were $6.32 and $4.59 for 1997 and 1996, respectively.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995
---------------------------------------------------------------------

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

         Fee revenues increased by $100.9 million or 27.3% to $470.0 million. Overall, merger and acquisition ("M&A"), asset management and other advisory services activities have increased during 1996. In 1996, the Company closed DLJ Merchant Banking Partners II, L.P. and related investment entities with total committed capital in excess of $3.0 billion. At December 31, 1996, the Company had approximately $8.0 billion of committed capital related to its merchant banking activities.

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

         Principal transactions-net, trading revenues increased by $70.5 million or 19.3% to $435.4 million. Most of the increase took place in the Fixed Income Division due to improved trading results in high-grade corporates and high-yield securities.

         Principal transactions-net, investment revenues decreased by $0.7 million or 0.4% to $163.0 million. Realized gains on investments were $213.3 million. Net unrealized carrying values decreased by $50.3 million, which includes the elimination of net unrealized appreciation of $47.6 million on investments sold and a decrease in net unrealized appreciation of $2.7 million on retained investments.

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

         The Company's income tax provision for 1996 and 1995 was $182.5 million and $119.4 million, respectively, which represented a 38.5% and 40.0% effective tax rate for each period.

         Net income for 1996 was $291.3 million, up $112.2 million or 62.6% from the comparable 1995 period. Diluted earnings per common share using the treasury stock method were $4.59 and $3.09 for 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's assets are highly liquid with the majority consisting of securities inventories and collateralized receivables, both of which fluctuate depending on the levels of proprietary trading and customer business. Such collateralized receivables consist primarily of resale agreements and securities borrowed, both of which are secured by U.S. government and agency securities, and marketable corporate debt and equity securities. In addition, the Company has significant receivables from customers, brokers and dealers which turn over frequently. As a securities dealer, the Company may carry significant levels of trading inventories to meet client needs. As such, the Company's total assets or the individual components of total assets vary significantly from period to period because of changes relating to customer needs, economic and market conditions and proprietary trading strategies. A relatively small percentage of total assets is fixed or held for a period of longer than one year. The Company's total assets at December 31, 1997 and 1996 were $70.5 billion and $55.5 billion, respectively.

         The majority of the Company's assets are financed through daily operations by repurchase agreements, securities sold not yet purchased, securities loaned, bank loans, and through payables to brokers and dealers. Short-term funding is generally obtained at rates related to Federal funds, LIBOR and money market rates. Other borrowing costs are negotiated depending upon prevailing market conditions. The Company monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowings.

         In March 1996, the Company moved its principal offices from 140 Broadway to 277 Park Avenue in New York City. In 1997, the Company moved its principal London operations to a new and expanded location. The Company financed expenditures related to the moves with available operating capital.

         During the second quarter of 1997, the Company replaced several individual credit facilities aggregating $1.925 billion with a $2.0 billion revolving credit facility, of which $1.0 billion may be unsecured. There were no borrowings outstanding under this agreement at December 31, 1997.

         Certain of the Company's businesses are capital intensive. In addition to normal operating requirements, capital is required to cover financing and regulatory charges on securities inventories, merchant banking investments and investments in fixed assets. The Company's overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated needs of its business units as well as the regulatory capital requirements of subsidiaries. Based upon these analyses, management believes that the Company's debt and equity base is adequate for current operating levels. The Company has been active in raising additional long-term financing, including extending the maturity of its senior subordinated revolving credit agreement of $325.0 million.

         The Company issues structured notes which are customized financing instruments in which the amount of interest or principal paid on the debt obligation is linked to the return on specific cash instruments. At December 31, 1997 and 1996, the Company had issued long-term structured notes with principal amounts of $123.7 million and $216.2 million outstanding, respectively. The Company covers its obligations on structured notes primarily by purchasing and selling the financial instruments to which the value of its structured notes are linked.

         In April 1997, the Company commenced a program for the offering of up to $300 million Medium-Term Notes due nine months or more from the date of issuance. The Medium-Term Note program was established under a shelf registration statement previously filed by the Company. The notes may bear interest at fixed or floating rates and may be issued as indexed notes, dual currency notes, renewable notes, amortizing notes or original issue discount notes. At December 31, 1997, the Company had $200.0 million of notes outstanding under this program with a weighted average interest rate of 6.48%. The Company has entered into interest rate swap transactions to convert $190.0 million of such fixed rate notes into floating rate notes based upon LIBOR. At December 31, 1997, the weighted average effective interest rates on these notes was 6.08%.

         In September 1997, the Company filed a shelf registration statement which enables the Company to issue from time to time up to $1.0 billion in aggregate principal amount of senior or subordinated debt securities. In addition, the Company commenced a program under such shelf registration for the offering of up to $500 million Medium-Term Notes due nine months or more from the date of issuance. The notes may bear interest at fixed or floating rates and may be issued as indexed notes, dual currency notes, renewable notes, amortizing notes or original issue discount notes. At December 31, 1997, there were $150 million notes outstanding under this program with a fixed rate of 6.90%. In October 1997, the Company issued an additional $100 million Medium-Term Notes from this same shelf registration statement. These notes mature on October 29, 2007 and bear interest at a floating rate of 6.28% at December 31, 1997 based upon LIBOR. The Company has entered into an interest rate swap transaction to convert such notes to fixed rate notes at 6.94%. In addition, in September 1997, the Company issued $350 million Global Floating Rate Notes from the $1.0 billion shelf registration statement. Such notes bear interest at a floating rate equal to LIBOR plus 0.25% and mature on September 18, 2002. The notes are redeemable by the Company in whole or in part on any interest payment date on or after September 2000.

         In December 1997, the Company's shelf registration statement which enables the Company to issue, from time to time, up to $300 million of senior or subordinated debt securities or preferred stock, was declared effective. In January 1998, the Company issued an initial 3.5 million shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series B, with a liquidation preference of $50 per share ($175.0 million aggregate liquidation value) from such shelf registration statement.

         In January 1998, the Company commenced a $1.0 billion commercial paper program. Obligations issued thereunder (the "Notes") are exempt from registration under the Securities Act of 1933, as amended. The Notes rank pari passu with the Company's other unsecured and unsubordinated indebtedness.

The Company's current credit ratings of its long-term debt and commercial paper are as follows:

                                  Long-Term Debt          Commercial Paper
                                -----------------    --------------------------
        Duff & Phelps                    A                        -
        Fitch IBCA                       A                       F-1
        Moody's                         A3                       P-2
        Standard & Poors                A-                       A-2
        Thomson BankWatch               A+                      TBW-1


On December 19, 1997, Moody's Investors Service upgraded the ratings of the Company's senior debt to A3 from Baal and assigned a P-2 rating to the Company's commercial paper.

         Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") is subject to the capital requirements of the Securities and Exchange Commission, the New York Stock Exchange, Inc., the Commodities Futures Trading Commission and the Chicago Board of Trade, all of which should ensure the general capital adequacy and liquidity of broker-dealers and/or futures commission merchants. DLJSC has consistently maintained capital substantially in excess of the minimum requirements of such capital rules. At December 31, 1997, DLJSC had aggregate regulatory "net capital," after adjustments required by Rule 15c3-1 under the Exchange Act of 1934, of approximately $762.2 million, which exceeded minimum net capital requirements by $654.9 million and which exceeded the net capital required by DLJSC's most restrictive debt covenants by $394.7 million.

         Certain of the Company's London-based broker-dealer subsidiaries are subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Other U.S. and foreign broker-dealer subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At December 31, 1997 and 1996, the Company and its broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

         The Company's overall capital and funding needs are continually reviewed to ensure that its capital base can support the estimated needs of its business units.

CASH FLOWS
----------

         The Company's consolidated statements of cash flows classify cash flows into three broad categories: cash flows from operating activities, investing activities and financing activities. The Company's net cash flows are principally associated with operating and financing activities, which support the Company's trading, customer and banking activities.

Years Ended December 31, 1997, 1996 and 1995
--------------------------------------------

         Cash and cash equivalents at December 31, 1997, 1996 and 1995 totaled $273.2 million, $158.8 million and $107.8 million, respectively, an increase of $114.3 million, $51.1 million and $12.9 million, respectively.

         Cash (used in) provided by operating activities totaled $(5.2) billion, $(1.7) billion and $93.8 million in 1997, 1996 and 1995, respectively. In 1997, there were increases in securities borrowed of $11.2 billion and receivables from customers of $1.2 billion. These increases were offset by increases in operating liabilities including securities loaned of $5.0 billion, payables to customers of $1.2 billion, securities sold not yet purchased of $1.0 billion and accounts payable and accrued expenses of $397.9 million. In 1996, there were increases in securities sold not yet purchased of $2.7 billion, payables to brokers, dealers and other of $2.3 billion and payables to customers of $1.3 billion. These increases were more than offset by increases in assets including trading inventories of $4.9 billion, receivables from brokers, dealers and other of $2.3 billion, and receivables from customers of $813.3 million. In 1995, there were increases in assets including trading inventories of $1.8 billion, receivables from customers of $707.3 million and securities borrowed of $354.5 million. These increases in operating assets were offset by increases in liabilities, including securities sold not yet purchased of $1.2 billion, payables to customers of $604.6 million and securities loaned of $595.5 million.

         In 1997, net cash used in investing activities of $216.0 million consisted primarily of fixed asset purchases related to the expansion of the Company's domestic and international offices and net purchases of long-term corporate development investments. Such purchases were partially offset by proceeds received from the sale of mortgage loans and related assets secured by 38 multi-family properties totaling $250.0 million. In 1996 and 1995, net cash used in investing activities of $107.0 million and $120.0 million, respectively, consisted primarily of fixed asset purchases related to the Company's move of its principal offices. Additionally, in 1996, cash was provided from the sales of long-term corporate development investments.

         In 1997 and 1996, net cash provided by financing activities totaled $5.6 billion and $1.9 billion, respectively, of which, $4.9 billion and $1.2 billion was provided by short-term financings. In 1997, cash of $88.0 million was used to repay medium-term notes due in 1997, $347.8 million was provided by the issuance of global floating rate notes, $447.6 million was provided by the issuance of medium-term notes and $118.5 million was provided by the issuance of an addition to the subordinated revolving credit agreement. In 1996, cash of $105.5 million was used to repay Swiss Franc Bonds. $249.5 million was provided by the issuance of medium-term notes, $200.0 million was provided by the issuance of mandatorily redeemable preferred securities by the Company's wholly owned Trust, and $200.0 million was provided by the issuance of Series A Fixed/Adjustable Rate Cumulative Preferred Stock of the Company. In 1995, cash of $541.8 million was used to repay short-term funding (principally repurchase agreements). Additionally, $496.8 million was provided from the issuance of Senior Notes, $100.0 million from the issuance of restricted stock units, $81.2 million from the issuance of common stock in the IPO and $250.0 million from a secured term loan agreement. This loan agreement as well as $79.0 million of other long-term debt was repaid in 1995.

DERIVATIVE FINANCIAL INSTRUMENTS
--------------------------------

         Derivatives are financial instruments, the payments on which are linked to the prices, or relationships between prices, of securities or commodities, interest rates, currency exchange rates or other financial measures (collectively referred to as "cash market instruments"). Derivatives enable the Company and its clients to manage their exposure to interest rates and currency exchange rates, and security and other price risks. Derivatives may include swaps, futures or forward contracts and options. Certain types of derivatives, including forwards and certain options, are traded in the over the counter ("OTC") markets. Other types of derivatives, including futures contracts and listed options are traded on regulated exchanges. The Company's involvement in derivative products is related primarily to revenue generation through the provision of products to its clients as opposed to covers of the Company's own positions.

         The Company's derivative activities are not as extensive as many of its competitors. Instead, the Company has focused its derivative activities on writing OTC options contracts to accommodate its customers' needs, trading in forward contracts in U.S. government and agency issued or guaranteed securities, trading in futures contracts on equity-based indices, interest rate instruments, and foreign currencies, and issuing structured products based on emerging market financial instruments and indices. The Company's involvement in swap contracts which may involve greater risk and volatility, is not significant.

         Options:
         -------
          As part of customer accommodations, the Company writes option contracts specifically designed to meet customers' needs. As a writer of OTC option contracts, the Company receives a cash premium at the beginning of the contract period and bears the risk of unfavorable changes in the value of the financial instruments underlying the options. Options written do not expose the Company to credit risk since they obligate the Company (not its counterparty) to perform. With respect to the financial instruments underlying these options, the Company makes a determination that credit exposures are appropriate for the particular counterparty with whom business is conducted. The Company generally covers its market risk associated with the options business by purchasing or selling cash or other derivative financial instruments on a proprietary basis to cover the options written. Such purchases and sales may include debt and equity securities, futures and forward contracts and options. The Company reviews the creditworthiness of the counterparties of such covering transactions. Future cash requirements for options written are equal to the fair value of the options. Option contracts are typically written for a duration of less than 13 months and are included in the consolidated statements of financial condition at fair value. Option premiums are recognized as revenue over the life of the option contracts on a straight-line basis or are recognized as revenue through the change in the fair value of the option.

          The notional (contract) values of the written options were $5.4 billion and $8.6 billion at December 31, 1997 and 1996, respectively. The overall decrease in the notional value of all options was due primarily to decreases in customer activity related to foreign sovereign debt securities resulting from competitive pressures and overall market conditions. Such options contracts are covered by the following financial instruments which the Company has purchased or sold on a proprietary basis and are reflected in the table below at either the underlying contract (notional) amounts for derivative instruments or at market value for cash instruments:

                                                            December 31,
                                                         1997             1996
                                                     --------         --------
                                                           (In millions)
    U.S. government, mortgage-backed
        securities and options thereon..............  $  3,773         $ 4,679
    Foreign sovereign debt securities...............        73           2,460
    Futures contracts...............................       219             306
    Equities and other..............................     1,340           1,167
                                                      --------         -------
           Total....................................  $  5,405         $ 8,612
                                                      ========         =======

         Forwards and Futures Trading:
         ----------------------------

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

         Forward contracts generally call for the purchase or sale by the Company, on a delayed settlement basis, of debt securities or currencies, or other financial instruments. Futures contracts and options on futures contracts are exchange traded contracts which settle daily and generally call for the purchase or sale by the Company of a financial instrument at a specified future date at a specified price. The Company generally profits when the value of assets that it has purchased on a delayed settlement basis rises or the value of assets that it has sold on a delayed settlement basis falls. Conversely, the Company generally incurs losses when assets purchased for delayed settlement decline in value or assets sold increase in value. Forward and futures contracts, unlike cash market transactions in the financial instruments to which such forwards or futures relate, have both on-and off-balance sheet implications. The notional contractual value of forward and futures contracts are treated as off-balance sheet items, while the related unrealized gains and losses are included in assets and liabilities.

         The average monthly net unrealized gains (losses) were approximately $(2.0) million and $(10.0) million for forward contracts and $1.0 million and $2.0 million for futures contracts for the years ended December 31, 1997 and 1996, respectively. Net unrealized gains (losses) of approximately $(6.0) million and $(3.0) million related to forward contracts and approximately $(2.0) million and $6.0 million related to futures contracts at December 31, 1997 and 1996, respectively, were included in the receivables from or payables to brokers, dealers and other captions in the Company's consolidated statements of financial condition. Unrealized gains and losses on forward and futures contracts are recorded in earnings. Net trading gains (losses) on forward contracts were $(5.1) million, $39.0 million and $149.0 million and net trading gains (losses) on futures contracts were $(24.0) million, $8.0 million and $(58.0) million for the years ended December 31, 1997, 1996 and 1995, respectively.

         The notional contract and market values of the forward and futures contracts at December 31, 1997 and 1996 were as follows:

                                                                                     December 31,
                                                                                1997               1996
                                                                                ----               ----
                                                                                    (In millions)
       Forward Contracts:
         Purchased at notional (contract) value                             $ 18,366           $ 14,070
         Sold at notional (contract) value                                    27,028             17,917

       Futures Contracts and Options on Future Contracts:
         Purchased at market value.......................................   $    988           $  1,420
         Sold at market value............................................      2,767              2,774


MERCHANT BANKING AND BRIDGE LENDING ACTIVITIES
----------------------------------------------

         The Company's merchant banking activities include investments in various partnerships, for which subsidiaries of the Company act as general partner, as well as direct investments in connection with its merchant banking activities. As of December 31, 1997 the Company has investments of $245.8 million and has potential commitments to invest up to an additional $885.6 million in connection with these merchant banking activities.

         The Company is the sponsor of the $1.25 billion DLJ Bridge Fund which provides short-term loans in connection with DLJ's merchant banking and financial advisory businesses. The Bridge Fund has a $750 million commitment of subordinated debt from Equitable and $500 million of senior revolving credit by a commercial bank syndicate, certain terms of which are being renegotiated. Any loans made by the DLJ Bridge Fund would be expected to be refinanced, and the outstanding amounts repaid, within a short-term period. The Company has agreed to pay Equitable the first $25 million of aggregate principal losses incurred by Equitable with respect to all bridge loans. To the extent such payments by the Company do not fully cover any such losses incurred by Equitable, Equitable is entitled to receive all other distributions otherwise payable to the Company with respect to DLJ Bridge Fund activities until such losses have been recovered. The Company has also agreed to pay Equitable the amount, if any, by which any principal loss on an individual loan exceeds $150 million. The DLJ Bridge Fund currently has one individual bridge loan outstanding in excess of $150 million. Pursuant to arrangements between the Company and the commercial bank syndicate, the Company is at risk for a significant portion of any loans funded by such banks. However, substantially all of the bridge loans have been made without using the bank commitment. At December 31, 1997, the DLJ Bridge Fund had extended $565.1 million of short-term bridge loans which are expected to be refinanced in the first quarter of 1998.

HIGH-YIELD AND NON-INVESTMENT GRADE DEBT SECURITIES
---------------------------------------------------

         The Company participates in the underwriting, trading, sales and holding of high-yield and non-investment-grade securities. Non-investment-grade securities are defined as securities or loans to companies rated BB+ or lower as well as non-rated securities or loans. These securities generally involve greater risk than investment-grade debt holdings due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions. During the past year, the Company's high-yield and non-investment grade holdings increased due to the demand for higher-yielding instruments, expansion of the Company's senior bank debt activities, and the acquisition of the remaining interest in an affiliate dealing in whole loans.

The Company accounts for its high-yield securities at market value and non-investment grade holdings generally at market or fair value, with unrealized gains and losses recognized currently in earnings. At December 31, 1997 and 1996 the Company had long and short holdings (excluding derivatives and structured notes) as follows:

                                                               1997                               1996
                                                        ----------------------             ----------------------
                                                                            (in millions)
                   Holdings                             Long           Short                Long            Short
                   --------                             ----           -----                ----            -----
High-Yield....................................     $   645.6         $ 389.6           $   509.9          $ 381.4
Senior Bank Debt..............................         864.1               -               305.6                -
   Foreign Sovereign Debt.....................       1,615.4           543.3             3,092.4            346.0
Mortgage Whole Loans .........................       1,555.7               -               275.5                -
   Convertible Debt...........................         320.3             3.1               122.8              2.8
   Other Non-Investment Grade.................          44.4             4.9                64.2              1.8
                                                   -----------       -------           ---------          -------
   Totals                                          $ 5,045.5         $ 940.9           $ 4,370.4          $ 732.0
                                                   =========         =======           =========          =======

RISK MANAGEMENT
---------------

         Exposure to risk and the ways in which the Company manages the various types of risks on a day-to-day basis is critical to its survival and financial success. The Company monitors its market and counterparty risk on a daily basis through a number of control procedures designed to identify and evaluate the various risks to which the Company is exposed. The Company established a Risk Committee comprised of senior professionals from each of the three operating and key administrative groups. The Risk Committee's objective is to update risk policies as appropriate and improve monitoring capabilities throughout the Company. An independent risk officer function is designed to oversee this process as well as to monitor adherence by the various business groups to the Company's risk policy statements issued by the Risk Committee.

         The Company has established various committees to assist senior management in managing risk associated with investment banking and merchant banking transactions. The objectives of the committees are to review potential clients and engagements, utilize experience with similar clients and situations, perform credit analyses for certain commitments and to analyze the Company's potential role as a principal investor. The Company seeks to control the risks associated with its banking activities by a thorough review by various committees of the details of all transactions prior to accepting an engagement. Some of the committees which have been formed are the Fairness and Valuation Opinion Committee, the Private Placement Committee, the Restructuring Coordinating Committee, the Equity Commitment Committee, the High-Yield Underwriting Committee, the Bridge Commitment Committee, the Banking Review Committee, the Finance Committee, and the Executive Committee.

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

         The Company often acts as principal in customer-related transactions in financial instruments which expose the Company to market risks. The Company also engages in proprietary trading and arbitrage activities and makes dealer markets in equity securities, investment-grade corporate debt, high-yield securities, U.S. government and agency securities, mortgages and mortgage-backed securities and selected derivatives. In addition, the Company's Emerging Markets Group trades a variety of securities, including Brady Bonds, foreign fixed-income securities and options, and issues structured notes. As such, the Company may be required to maintain certain amounts of inventories in order to facilitate customer order flow. The Company covers its exposure to market risk by limiting its net long or short position by selling or buying similar instruments and by utilizing various derivative financial instruments in the exchange-traded and OTC Markets.

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

MARKET RISK
-----------

         Market risk represents the potential loss the Company may incur as a result of absolute and relative price movements in financial instruments due to changes in interest rates, foreign exchange rates, equity prices, and other factors. The Company's exposure to market risk is directly related to its role as financial intermediary in customer-related transactions and to its proprietary trading and arbitrage activities. The Company's primary market risk exposures as of December 31, 1997 include interest rate risk, foreign currency exchange rate risk and equity price risk. Interest rate risk results from maintaining inventory positions and trading in interest rate sensititive financial instruments. The Company is exposed to interest rate risk which arises from various sources including changes in the absolute and relative level of interest rates, interest rate volatilty, mortgage prepayment rates and the shape of the yield curves in various markets. The Company's investment grade and high-yiel corporate bonds, mortgages, equities, derivatives and convertible debt activities, also expose it to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer's credit rating affect the value of financial instruments. The Company attempts to cover its exposure to interest rate risk by entering into transactions in U.S. government securities, options and futures and forward contracts designed to reduce the Company's risk profile. Foreign currency exchange rate risk arises from the possibility that changes in foreign currency exchange rates or their volatilities will impact the value of financial instruments. The principal currencies creating foreign currency exchange risk for the Company at December 31, 1997 were the British Sterling, Turkish Lira and German Deutsche Mark. The Company attempts to cover the risk arising from its foreign exchange activities primarily through the use of options, futures and forward transactions and currency swaps. Equity price risk results from maintaining inventory positions and making markets in equity securities. Equity price risk arises from changes in the level or volatility of equity prices, equity index exposure and equity index spreads which affect the value of equity securities. The Company attempts to cover its exposure to equity price risk by entering into transactions in options and futures designed to reduce the Company's risk profile.

VALUE AT RISK
-------------
         As a result of the Securities and Exchange Commission's new market risk disclosure rules, the Company developed a Company-wide Value-at-Risk ("VAR") model late in 1997. This Company-wide VAR model was not actively used for risk management in 1997, but some form of VAR is expected to be used in the future.

         The Company's VAR model includes virtually all of the Company's trading market risk sensitive instruments and its non-trading market risk sensitive instruments. Non-trading market risk sensitive instruments are not material and consequently are not reported separately. The Company has estimated its VAR using a variance-covariance model with a confidence interval of 95% and a one day holding period, based on historical data for one year.

         The VAR number is the statistically expected maximum loss on the fair value of the Company's market sensitive instruments for 19 out of every 20 trading days. In other words, on 1 out of every 20 trading days, the loss is statistically expected to be greater than the VAR number. The model, however, does not state how much greater.

         VAR models are statistical analyses designed to assist in risk management and to provide senior management with one probabilistic indicator of risk at the firm level. VAR numbers should not be interpreted as a predictor of actual results. The Company's VAR model has been specifically tailored for its risk management needs and to its risk profile. The variance-covariance method assigns all market instruments to their applicable risk categories such as interest rate exposure, foreign currency exposure, equity exposure, industry type, credit rating, volatility exposure and country exposure. Correlations and volatilities are calculated from historical data series for each risk category and used in the variance-covariance matrix to calculate VAR. The Company's variance-covariance model gives equal weight to earlier and later historical data and assumes that market rate movements over one day are adequately represented by the use of a normal distribution and therefore does not include certain other non-normal distributions. Moreover, non-linear market movements are not included.

         The Company's VAR model, in common with all other VAR models, is limited by its assumptions and qualifications. These limitations include the following: (1) a daily VAR does not capture the risk inherent in trading positions that cannot be liquidated or hedged in one day, (2) VAR is based on historical market data and assumes that past trading patterns will predict the future, (3) it is not possible to perfectly model all inherent market risks,
(4) correlations between market movements can vary, particularly in times of market stress and (5) the model's assumption of a normal distribution may not reflect actual market movements.

         The Company believes that the use of a Company-wide VAR analysis is an important advance in its risk management but is aware of the limitations inherent in any statistical analysis. A VAR model alone is not a sufficient tool to measure and monitor market risk and, as it has traditionally done, the Company will continue to use other risk management measures, such as stress testing, independent review of position and trading limits and daily revenue reports.

         Total Company-wide VAR was approximately $10.9 million at December 31, 1997. The Company-wide VAR is less than the sum of the individual components below due to the benefit of diversification among the risks presented below. The VAR for the three main components of market risk, expressed in terms of theoretical fair values at December 31, 1997 is as follows:

                                                         (in millions)
                                                         -------------
             Interest Rate risk                               $ 7.6

             Equity risk                                      $ 7.9

             Foreign Currency Exchange Rate risk              $ 1.2

CREDIT RISK
-----------

                  Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. The Company monitors its exposure to counterparty risk on a daily basis through the use of credit exposure information and the monitoring of collateral values.

         All counterparties are reviewed on a periodic basis to establish appropriate exposure limits for a variety of transactions. As appropriate, specific transactions are analyzed to determine the amount of potential exposure that could arise, and the counterparty's credit is reviewed to determine whether it supports such exposure. In addition to the counterparty's credit status, the Company analyzes market movements that could affect exposure levels. The Company considers four main factors that may affect trades in determining trading limits: the settlement method; the time it will take for a trade to settle (i.e., the maturity of the trade); the volatility that could affect the value of the instruments involved in the trade; and the size of the trade. In addition to determining trading limits, the Company actively manages the credit exposure relating to its trading activities by entering into master netting agreements when feasible; monitoring the creditworthiness of counterparties and the related trading limits on an ongoing basis and requesting additional collateral when deemed necessary; diversifying and limiting exposure to individual counterparties and geographic locations; and limiting the duration of exposure. In certain cases, the Company may also close out transactions or assign them to other counterparties when deemed necessary or appropriate to mitigate credit risks.

YEAR 2000
---------

         As a result of the Company's recent expansion, entry into new product markets and its move to new corporate headquarters, many of the Company's newer communications and data processing systems are Year 2000 compliant. The Company, however, has undertaken a project to identify and modify non-Year 2000 compliant communications and data processing systems in anticipation of the Year 2000. Many of the non-Year 2000 compliant systems process transactions using two-digit date fields for the year of a transaction, rather than the full four digits. If these systems are not identified and reconfigured, Year 2000 transactions would be processed as year "00," which could lead to processing inaccuracies and potential inoperability and could have a material adverse affect on the Company's business. At the present time, the Company expects that most of its significant Year 2000 corrections should be tested and in production by the end of 1998. However, there can be no assurance that such schedule will be met or the systems of other companies on which the Company's business is dependent also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's business. The total cost of the project through the end of 1998 is currently estimated to be between $80 and $90 million. Costs related to this project are expensed and the Company has incurred approximately $40 million of such costs at December 31, 1997.

RECENT ACCOUNTING DEVELOPMENTS
------------------------------
         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components. In addition, in June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for financial statements for periods beginning after December 15, 1997. This statement requires a company to report financial and descriptive information about its reportable operating segments. The Company is currently evaluating the impact of these standards on its financial statement presentation and disclosures.

FORWARD-LOOKING STATEMENTS
--------------------------

The Company has made in this report, and from time to time, may otherwise make in its public filings, press releases and discussions with Company management, forward-looking statements concerning the Company's operations, economic performance and financial condition. Forward-looking statements include, among other things, information concerning the Year 2000 and the Company's potential exposures to various types of market risks as well as statements preceded by, followed by, or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates," "projects," "probability," "should," "risk," "VAR," "target," "goal," "objective," or similar expressions or variations on such expressions. Forward-looking statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices of key model characteristics and assumptions and are subject to various limitations. The Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those currently anticipated due to a number of factors in addition to those discussed elsewhere herein and in the Company's other public filings, press releases and discussions with Company management, including (i) the volatile nature of the securities business, (ii) the competitive nature of the securities business, (iii) the effect of extensive federal, state and foreign regulation on the Company's business, (iv) market, credit and liquidity risks associated with the Company's underwriting, securities trading, market-making and arbitrage activities, (v) potential losses that could result from the Company's merchant banking activities as a result of its capital intensive nature, (vi) risks associated with the Company's use of derivative financial instruments, (vii) the availability of adequate financing to support the Company's business, (viii) potential restrictions on the business of, and withdrawal of capital from, certain subsidiaries of the Company due to net capital requirements (ix) potential liability under federal and state securities and other laws and (x) the effect of any future acquisitions.

ITEM 7A.        QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
                ----------------------------------------------------------

                See "Management's Discussion and Analysis of Financial Condition and Results of Operations - "Risk Management," on pages 26-32 of this document.

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors and Stockholders
Donaldson, Lufkin & Jenrette, Inc.

We have audited the accompanying consolidated statements of financial condition of Donaldson, Lufkin & Jenrette, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, and the related financial statement schedule. These consolidated financial statements and related financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Donaldson, Lufkin & Jenrette, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/ KPMG PEAT MARWICK LLP


New York, New York
February 2, 1998

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
             --------------------------------------------

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

                 Consolidated Statements of Financial Condition
                (in thousands, except share and per share data)

                                                                                         December 31,
                                                                                   1997                 1996
                                                                               ------------         --------

                                  ASSETS

Cash and cash equivalents..................................................  $    273,164        $     158,831
Cash and securities segregated for regulatory purposes or
  deposited with clearing organizations....................................       832,093              836,406
Securities purchased under agreements to resell............................    22,628,782           20,598,738
Securities borrowed........................................................    20,598,639            9,355,484
Receivables:
   Customers...............................................................     4,397,668            3,169,293
   Brokers, dealers and other..............................................     3,162,970            4,333,983
Securities owned, at value:
   U.S. government and agency..............................................     6,834,996            6,882,604
   Corporate debt..........................................................     5,577,023            4,424,649
   Foreign sovereign debt..................................................     1,624,235            3,116,201
   Mortgage whole loans....................................................     1,555,685              275,510
   Equity and other........................................................       943,782            1,029,094
   Long-term corporate development investments.............................       315,774              204,403
Property, equipment and leasehold improvements, at cost, (net of accumulated depreciation and amortization of $216,230 and
  $163,004 respectively)...................................................       388,677              282,513
Other assets and deferred amounts..........................................     1,372,357              835,963
                                                                             ------------         ------------
Total Assets...............................................................  $ 70,505,845         $ 55,503,672
                                                                             ============         ============
























          See accompanying notes to consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

                 Consolidated Statements of Financial Condition
                (in thousands, except share and per share data)


                                                                                         December 31,

                                                                                   1997                 1996
                                                                                 --------             --------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term borrowings.....................................................      $  1,418,757         $   1,162,896
Securities sold under agreements to repurchase............................        36,006,656            29,378,291
Securities loaned.........................................................         7,687,416             2,724,773
Payables:
    Customers.............................................................         5,071,653             3,897,817
    Brokers, dealers and other............................................         2,491,115             3,345,424
Securities sold not yet purchased, at value:
    U.S. government and agency............................................         7,671,498             6,864,643
    Corporate debt........................................................           854,155               646,421
    Foreign sovereign debt ................................................          553,852             1,265,553
    Equity and other......................................................         1,376,395               665,053
Accounts payable and accrued expenses.....................................         2,119,131             1,721,255
Other liabilities.........................................................           741,870               442,667
                                                                                ------------         -------------
                                                                                  65,992,498            52,114,793
                                                                                ------------         -------------
Long-term borrowings......................................................         2,251,857             1,541,640
                                                                                ------------         -------------

         Total liabilities ...............................................        68,244,355            53,656,433
                                                                                ------------         -------------

Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures
  of the Company........................................................             200,000               200,000
                                                                                ------------         -------------

Stockholders' Equity:
    Series A Preferred Stock, at liquidation preference...................           200,000               200,000
    Common stock ($0.10 par value; 150,000,000 shares
       authorized; 55,926,381 and 53,300,000 shares issued and
       outstanding in 1997 and 1996, respectively)........................             5,593                 5,330
    Restricted stock units (5,179,147 units authorized;
       3,281,207 and 5,081,793 units issued and outstanding
       in 1997 and 1996, respectively)....................................            67,255               104,167
    Paid-in capital.......................................................           446,518               365,989
    Retained earnings.....................................................         1,338,220               969,856
    Cumulative translation adjustment.....................................             3,904                 1,897
                                                                                ------------         -------------

         Total stockholders' equity.......................................         2,061,490             1,647,239
                                                                                ------------         ------------


Total Liabilities and Stockholders' Equity................................      $ 70,505,845          $ 55,503,672
                                                                                ============         =============









          See accompanying notes to consolidated financialstatements.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

                       Consolidated Statements of Income
                     (in thousands, except per share data)

                                                                                     Years Ended December 31,

                                                                                1997              1996             1995
                                                                            --------         ---------        ---------

Revenues:
    Commissions........................................................  $   690,156      $    573,335       $   460,196
    Underwritings......................................................      831,714           714,183           441,547
    Fees...............................................................      767,259           469,986           369,094
    Interest, net of interest to finance U.S. government,
      agency and mortgage-backed securities of $2,859,042,
      $2,132,593, and $2,019,153, respectively.........................    1,652,135         1,074,223           904,078
    Principal transactions-net:
      Trading..........................................................      437,083           435,382           364,886
      Investment.......................................................      194,527           162,975           163,695
    Other..............................................................       67,595            60,672            55,133
                                                                         -----------      ------------       -----------

       Total revenues..................................................    4,640,469         3,490,756         2,758,629
                                                                         -----------      ------------       -----------

Costs and Expenses:
    Compensation and benefits..........................................    1,908,201         1,538,754         1,261,437
    Compensation expense-restricted stock units........................            -                 -             6,163
    Interest...........................................................    1,153,167           733,207           680,616
    Brokerage, clearing,
      exchange fees and other..........................................      231,402           201,292           168,116
    Occupancy and equipment............................................      189,915           159,330           127,094
    Communications.....................................................       63,965            53,657            42,807
    Other operating expenses...........................................      432,719           330,716           173,896
                                                                         -----------      ------------       -----------

       Total costs and expenses........................................    3,979,369         3,016,956         2,460,129
                                                                         -----------      ------------       -----------

Income before provision for income taxes                                     661,100           473,800           298,500
                                                                         -----------      ------------       -----------

Provision for income taxes.............................................      252,850           182,500           119,400
                                                                         -----------      ------------       -----------

Net income.............................................................  $   408,250      $    291,300       $   179,100
                                                                         ===========      ============       ===========

Dividends on preferred stock...........................................  $    12,144      $     18,653       $    19,868
                                                                         ===========      ===========        ===========

Earnings applicable to common shares...................................  $   396,106      $    272,647       $   159,232
                                                                         ===========      ===========        ===========

Earnings per common share:
     Basic.............................................................  $      7.18      $       5.12       $     3.15
                                                                         ===========      ============       ==========
     Diluted...........................................................  $      6.32      $       4.59       $     3.09
                                                                         ===========      ============       ==========

Weighted average common shares outstanding:
     Basic.............................................................       55,159            53,300           50,570
                                                                         ===========      ============       ==========
     Diluted...........................................................       62,749            59,356           51,580
                                                                         ===========      ===========        ==========









         See accompanying notes to consolidated financial statements.








               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                  For the Years Ended December 31, 1995, 1996
                 and 1997 (In thousands, except per share data)


                                      Series A                  Restricted                                Cumulative
                                      Preferred     Common        Stock        Paid-in     Retained       Translation
                                        Stock        Stock        Units        Capital     Earnings       Adjustment        Total
                                      ---------     ------      ----------     -------     ---------      ------------      -----
Balances at December 31, 1994       $        0   $  1,000     $         0   $  232,080    $  587,555     $      (344)    $  820,291

Net income..........................         -          -               -            -       179,100               -        179,100
Dividends:
   Common stock
   ($0.45 per share) ...............         -          -               -            -       (22,928)              -        (22,928)
   Preferred stock
   ($8.83 per share) ...............         -          -               -            -       (19,868)              -        (19,868)
Stock split ........................         -      4,000               -       (4,000)            -               -              -
   Additional capital contribution
   from Equitable ..................         -          -               -       55,000             -               -         55,000
Net proceeds from issuance
   of common stock  in Initial
    Public Offering ................         -        330               -       80,913             -               -         81,243
Issuance of restricted
   stock units .....................         -          -         106,163            -             -               -        106,163
Translation adjustment..............         -          -               -            -             -            (281)          (281)
                                    ----------  ---------      ----------     --------    ----------      ----------     ----------

Balances at December 31, 1995                0      5,330         106,163       363,993      723,859            (625)     1,198,720

Net income..........................         -          -               -             -      291,300               -        291,300
Dividends:
   Common stock
   ($0.50 per share) ...............         -          -               -             -      (26,650)              -        (26,650)
   Preferred stock
   ($8.29 per share) ...............         -          -               -             -      (18,653)              -        (18,653)
Forfeiture of restricted
   stock units .....................         -          -          (1,996)        1,996            -               -              -
Issuance of Series A
  preferred stock...................   200,000          -               -             -            -               -        200,000
Translation adjustment..............         -          -               -             -            -           2,522          2,522
                                    ----------  ---------       ---------     ---------    ----------     ----------     ----------

Balances at December 31, 1996       $  200,000    $ 5,330      $  104,167     $ 365,989    $ 969,856      $    1,897     $1,647,239

Net income..........................         -          -               -             -      408,250               -         408,250
Dividends:
   Common stock
   ($0.50 per share) ...............         -          -               -             -      (27,742)              -        (27,742)
   Preferred stock
   ($3.036 per share) ..............         -          -               -             -      (12,144)              -        (12,144)
Forfeiture of restricted
   stock units .....................         -          -            (156)          156            -               -              -
Conversion of restricted stock
   units to common stock,
   including related tax benefits ..         -        179          (36,756)      45,220            -               -          8,643
Conversion of debentures............         -         69                -       28,710            -               -         28,779
Exercise of stock options,
   including related tax benefits ..         -         15                -        6,443            -               -          6,458
Translation adjustment..............         -          -                -            -            -           2,007          2,007
                                    ----------  ---------       ----------    ---------    ---------       ---------      ---------

Balances at December 31, 1997       $ 200,000     $ 5,593         $ 67,255    $ 446,518   $1,338,220        $  3,904    $ 2,061,490
                                    =========   =========       ==========    =========   ==========       =========    ============


         See accompanying notes to consolidated financial statements.








               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                            Years Ended December 31,

                                                                   1997                 1996              1995
                                                               -----------      ------------      ------------
 Cash flows from operating activities:
  Net income.................................................   $  408,250      $    291,300      $    179,100
                                                               -----------      ------------      ------------
  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
     Depreciation and amortization...........................       60,828            53,485            38,082
     Deferre taxes...........................................     (134,233)         (120,022)         (119,657)
     Decrease in net unrealized (depreciation) appreciation of
      long-term corporate development investments............      (34,524)           50,283            97,792
   Compensation expense-restricted stock units...............            -                 -             6,163
   Other-net.................................................          600               346             1,062
                                                               --------------   ------------      ------------
                                                                   300,921           275,392           202,542
   Decrease (increase) in  operating assets:
     Cash and securities segregated for regulatory
       purposes or deposited with clearing organizations.....        4,313          (381,936)          278,540
     Securities purchased under agreements to resell.........   (4,622,196)            9,191        (5,462,395)
     Securities borrowed.....................................  (11,243,155)         (310,574)         (354,478)
     Receivables from customers..............................   (1,228,375)         (813,320)         (707,330)
     Receivables from brokers, dealers and other.............       921,01        (2,342,428)         (294,652)
     Securities owned, at value..............................     (807,663)       (4,906,785)       (1,796,269)
     Other assets and deferred amounts.......................     (179,958)         (147,335)             2,805
   Increase (decrease) in operating liabilities:
     Securities sold under agreements to repurchase..........     4,622,196           (9,191)         5,462,395
     Securities loaned.......................................     4,962,643          100,560            595,548
     Payables to customers...................................     1,173,836        1,336,559            604,648
     Payables to brokers, dealers and other..................      (854,309)       2,319,850            (75,226)
     Securities sold not yet purchased, at value.............     1,014,230        2,737,243          1,172,509
     Accounts payable and accrued expenses...................       397,876          323,790            450,166
     Other liabilities.......................................       310,230           89,551             15,293
   Translation adjustment....................................         2,007            2,522               (281)
                                                               ------------     ------------      -------------

Net cash  (used in) provided by operating activities.........  $ (5,226,393)    $ (1,716,911)      $     93,815
                                                               ------------     ------------       ------------















         See accompanying notes to consolidated financial statements.








               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                              Years Ended December 31,
                                                                         1997              1996             1995
                                                                 ------------       -----------       ----------
Cash flows from investing activities:
 Net (payments for) proceeds from:
    Purchases of long-term corporate development investments.... $   (194,777)      $   (87,600)       $ (98,396)
    Sales of long-term corporate development investments........      117,930           117,412           78,078
    Purchases of property, equipment and leasehold
       improvements.............................................     (162,568)         (142,597)         (141,935)
    Other assets................................................       23,375             5,818            42,272
                                                                 ------------       -----------       -----------

Net cash used in investing activities...........................     (216,040)         (106,967)         (119,981)
                                                                 ------------       -----------       -----------

Cash flows from financing activities:
 Net proceeds from (payments for):
    Short-term financings.......................................    4,854,182         1,187,338          (541,832)
    Subordinated revolving credit agreement.....................      118,500           (43,500)                -
    Medium-Term notes...........................................      359,646           249,515                 -
    Global floating rate notes..................................      347,760                 -                 -
    Structured notes............................................      (92,536)          191,764            24,470
    Convertible debentures......................................       18,779            43,500                 -
    Other long-term debt........................................      (13,753)           (2,858)          (78,762)
    Swiss Franc Bonds...........................................            -          (105,513)                -
    Issuance of Company obligated mandatorily redeemable
      preferred securities......................................            -           200,000                 -
    Issuance of Series A Preferred Stock........................            -           200,000                 -
    Issuance of common stock in Initial Public Offering.........            -                 -            81,243
    Issuance of restricted stock units..........................            -                 -           100,000
    Senior Notes................................................            -                 -           496,755
    Secured term loan agreement.................................            -                 -           250,000
    Secured term loan agreement.................................            -                 -          (250,000)
    Dividends...................................................      (39,886)          (45,303)          (42,796)
    Exercise of stock options...................................        4,074                 -                 -
                                                                 --------------     -----------       -----------

Net cash provided by financing activities.......................    5,556,766         1,874,943            39,078
                                                                 ------------       -----------       -----------

Increase in cash and cash equivalents...........................      114,333            51,065            12,912

Cash and cash equivalents at beginning of year..................      158,831           107,766            94,854
                                                                 ------------       -----------       -----------

Cash and cash equivalents at end of year........................ $    273,164       $   158,831       $   107,766
                                                                 ============       ===========       ===========






         See accompanying notes to consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                               December 31, 1997

1.       Summary of Significant Accounting Policies
         ------------------------------------------

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

DLJ is a leading integrated investment and merchant bank that serves institutional, corporate, governmental and individual clients. DLJ's businesses include securities underwriting; sales and trading; investment and merchant banking; correspondent brokerage services; online investment services and asset management.

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

             Notes to Consolidated Financial Statements-(Continued)


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

Transfers of financial assets are accounted for as sales to the extent that the Company has surrendered control over such assets.

Long-term corporate development investments represent the Company's involvement in private debt and equity investments which generally have no readily available market or may otherwise be restricted as to resale under the Securities Act of 1933. Accordingly, these investments are carried at estimated fair value as determined by the Finance Committee of the Board of Directors. The cost of these investments was $323.2 million and $246.4 million at December 31, 1997 and 1996, respectively. The decrease in net unrealized depreciation of long-term corporate development investments amounted to $34.5 million for the year ended December 31, 1997, and the decrease in net unrealized appreciation amounted to $50.3 million and $97.8 million for the years ended December 31, 1996 and 1995, respectively. Changes in net unrealized appreciation (depreciation) arising from changes in fair value or upon realization are reflected in revenues, principal transactions-net, investment.

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

Prior to January 1, 1997, the Company was included in the consolidated Federal income tax returns filed by Equitable. DLJ provided taxes as if the Company filed a separate tax return. Related current and deferred tax receivables or liabilities with Equitable are included in other assets or liabilities in the consolidated statements of financial condition. Deferred tax expenses and benefits are recognized in the consolidated financial statements for the changes in deferred tax liabilities and assets. Under a tax sharing agreement with Equitable, all Federal taxes payable by the Company were payable to Equitable for periods while the Company was at least 80% owned by Equitable. Effective January 1, 1997, Equitable's ownership for tax purposes declined to under 80% and therefore, the Company will file its own U.S. consolidated Federal income tax return separate and apart from Equitable.

All liabilities related to postretirement and postemployment benefits have been provided for and the related costs are not significant.

The Company accounts for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." Pursuant to SFAS No. 123, the Company continues to apply the provisions of APB Opinion No. 25 and provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

             Notes to Consolidated Financial Statements-(Continued)


The Company calculates earnings per common share in accordance with SFAS No. 128, "Earnings per Share," which was issued in February 1997. This statement replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. Basic earnings per share excludes the dilutive effects of stock options, non-vested restricted stock units and convertible debt. Diluted earnings per share reflect all potential dilutive securities. All earnings per common share amounts reflect the adoption of this statement.

In December 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which delays until January 1, 1998 the effective date for certain provisions, including repurchase agreements, securities lending transactions and similar transactions. The deferred provisions of this statement are not expected to have a material effect on the consolidated financial statements.

Certain reclassifications have been made to prior year consolidated financial statements to conform to the 1997 presentation.

2.       Equity Distribution
         -------------------

On October 30, 1995, the Company completed an initial public offering ("IPO"). Of the 10.6 million shares of common stock sold in the IPO, 7.3 million shares were sold by Equitable and 3.3 million shares were sold by the Company, at $27.00 per share. Proceeds to the Company from the IPO amounted to approximately $81.2 million, net of related expenses.

3.       Related Party Transactions
         --------------------------

In the normal course of business, the Company provides brokerage services including clearance, investment banking and related activities for Equitable and certain of its affiliates. The amounts related to such activities are not significant.

The Company is the sponsor of the $1.25 billion DLJ Bridge Fund which provides short-term loans in connection with DLJ's merchant banking and financial advisory businesses. The Bridge Fund has a $750 million commitment of subordinated debt from Equitable and a $500 million commitment of senior revolving debt by a commercial bank syndicate. Any loans made by the DLJ Bridge Fund would be expected to be refinanced, and the outstanding amounts repaid, within a short-term period. The Company has agreed to pay Equitable the first $25 million of aggregate principal losses incurred by Equitable with respect to all bridge loans. To the extent such payments by the Company do not fully cover any such losses incurred by Equitable, Equitable is entitled to receive all other distributions otherwise payable to the Company with respect to DLJ Bridge Fund activities until such losses have been recovered. The Company has also agreed to pay Equitable the amount, if any, by which any principal loss on an individual loan exceeds $150 million. The DLJ Bridge Fund currently has one individual bridge loan outstanding in excess of $150 million. Pursuant to arrangements between the Company and the commercial bank syndicate, the Company is at risk for a significant portion of any loans funded by such banks. However, substantially all of the bridge loans have been made without using the bank commitment. At December 31, 1997, the DLJ Bridge Fund had extended $565.1 million of short-term bridge loans which are expected to be refinanced in the first quarter of 1998.

Dividends on common stock of $21.3 million, $21.4 million and $21.6 million were paid or accrued to Equitable for the years ended December 31, 1997, 1996 and 1995, respectively.

4.       Cash and Securities Segregated Under Federal and Other Regulations
         ------------------------------------------------------------------

Cash of $13.7 million and $13.2 million and securities with a market value of $711.0 million and $770.0 million as of December 31, 1997 and 1996, respectively, have been segregated in special reserve bank accounts for the benefit of customers in accordance with regulations of the Securities and Exchange Commission and the Commodities Futures Trading Commission.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

             Notes to Consolidated Financial Statements-(Continued)


5.       Borrowings
         ----------

Short-term borrowings are generally demand obligations, at interest rates approximating Federal fund rates from banks and other financial institutions. Such borrowings are generally used to finance securities inventories, to facilitate the securities settlement process and to finance securities purchased by customers on margin. At December 31, 1997 and 1996, securities owned by the Company, aggregating $190.5 million and $363.6 million, respectively, were pledged to secure certain of these borrowings.

Short-term borrowings and repurchase agreements and the weighted average interest rates related to these borrowings at December 31, 1997 and 1996 are as follows:

                                                                                                 Weighted Average
                                                                       Amounts                    Interest Rates
                                                                    December 31,                   December 31,

                                                                 1997            1996             1997           1996
                                                              ---------      --------        ---------      ---------
                                                                                  (In millions)
Securities sold under agreements to repurchase..............  $ 36,007       $ 29,378             6.04%          6.08%
Bank loans..................................................      988             669             6.57           6.89
Borrowings from other financial institutions................      133             197             6.21           6.95


Included in short-term borrowings at December 31, 1997 and 1996 are $297.4 million and $297.0 million, respectively of structured notes with maturities of less than one year.

In January 1998, the Company commenced a $1.0 billion commercial paper program. Obligations issued thereunder (the "Notes") are exempt from registration under the Securities Act of 1933, as amended.

The Company also finances its activities through long-term borrowing arrangements. Long-term borrowings, including current maturities of $32.8 million and $112.0 million at December 31, 1997 and 1996, respectively, consist of the following:

                                                                                             December 31,
                                                                                            1997                 1996
                                                                                      ----------         ------------
                                                                                             (In thousands)
Senior notes, 6 7/8% due in 2005................................................      $  497,484         $    497,160
Senior subordinated revolving credit agreement due in 2000 .....................         325,000              206,500
Subordinated exchange notes, 9 5/8% due in 2003.................................         225,000              225,000
Medium-term notes, 5 5/8% due in 2016...........................................         249,561              249,537
Medium-term notes, 6.01% - 6.85% due various dates through 2002.................         199,844                    -
Medium-term notes, 6.90% due in 2007............................................         148,572                    -
Medium-term notes, 6.28% due in 2007............................................          99,333                    -
Global floating rate notes, due in 2002.........................................         347,909                    -
Medium-term notes, 7.88% due in 1997............................................               -               88,000
Structured notes................................................................         123,698              216,234
Other...........................................................................          35,456               59,209
                                                                                      ----------         ------------

     Total long-term borrowings.................................................      $2,251,857         $  1,541,640
                                                                                      ==========         ============


Structured notes are customized financing instruments in which the amount of interest or principal paid on the debt obligation is linked to the return on specific cash instruments. The notes, most of which carry a zero coupon, mature at various dates, in excess of one year, through 2012.

Interest paid on all borrowings and financing arrangements amounted to $3.9 billion, $2.8 billion and $2.7 billion for the years ended December 31, 1997, 1996 and 1995, respectively.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

             Notes to Consolidated Financial Statements-(Continued)


Scheduled maturities of long-term borrowings are as follows:

                                                        December 31,

                                                  1997                  1996
                                               ----------       ------------

                                                       (In thousands)


1997.....................................  $         -          $    112,010
1998.....................................       32,758               230,018
1999.....................................       14,753                42,654
2000.....................................      519,050                    70
2001.....................................       51,058                82,062
2002.....................................      357,897                     -
2003-2016................................    1,276,341             1,074,826
                                           ------------         ------------

                                           $ 2,251,857          $  1,541,640
                                           ============         ============


In connection with its 1997 and 1996 financings, the Company:

1996
----

Established a shelf registration ("shelf") for the issuance, from time to time, of up to $500 million of Senior Debt Securities and/or Preferred Stock and in connection therewith, completed an offering of $250 million aggregate principal amount of 5 5/8% Medium-Term Notes due February 15, 2016. The notes are repayable by the Company, in whole or in part, at the option of the holders on February 15, 2001. The Company also issued $200 million Fixed/Adjustable Rate Cumulative Preferred Stock, Series A from this shelf.

Exercised its option under the terms of the $8.83 Cumulative Preferred Stock agreement to exchange all 2.25 million shares outstanding for $225 million in aggregate principal amount of 9 5/8% Subordinated Exchange Notes due 2003, which includes $20.0 million due to a subsidiary of Equitable at December 31, 1997.

1997
----

Borrowed an additional $118.5 million under its senior subordinated revolving credit agreement and extended the maturity thereon to January 30, 2000. Interest thereon is 6.6875% and 6.375% at December 31, 1997 and 1996, respectively and is calculated based on the London Interbank Offered Rate ("LIBOR").

Established a $300 million Medium-Term Notes program, of which $200.0 million with a weighted average interest rate of 6.48% were outstanding at December 31, 1997. The Company has entered into interest rate swap transactions to convert $190.0 million of such fixed rate notes into floating rate notes based upon LIBOR. At December 31, 1997, the weighted average effective interest rates on these notes was 6.08 %.

Established a $1.0 billion senior or subordinated debt securities shelf registration of which up to $500 million has been designated for the offering of Medium-Term Notes due nine months or more from the date of issuance. At December 31, 1997 there were $150 million of notes at a fixed rate of 6.90% and $100 million of notes at a floating rate of 6.28% based upon LIBOR outstanding under this offering. The Company has entered into an interest rate swap transaction to convert such floating rate notes into fixed rate notes at 6.94%. The Company issued $350 million of Global Floating Rate Notes which bear interest at a floating rate equal to LIBOR plus 0.25% and mature in 2002 and which are redeemable by the Company in whole or in part on any interest payment date on or after September 2000.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

             Notes to Consolidated Financial Statements-(Continued)


Completed a shelf registration for the offering of up to $300 million of senior or subordinated debt securities or preferred stock. In January 1998, the Company issued an initial $175 million Fixed/Adjustable Rate Cumulative Preferred Stock, Series B, from this shelf registration.

Repaid in full the $88.0 million 7.88% Medium-Term Notes plus accrued interest.

Replaced several individual credit facilities aggregating $1.925 billion with a $2.0 billion revolving credit facility, of which $1.0 billion may be unsecured. There were no borrowings outstanding under this agreement at December 31, 1997.

6.       Income Taxes
         ------------

Income taxes included in the consolidated statements of income represent the following:

                                                       Current             Deferred               Total
                                                 -------------        -------------        ------------
                                                                       (In thousands)
Year ended December 31, 1997:
U.S. Federal...............................      $     299,091        $    (117,622)       $    181,469
Foreign........................................         25,131                    -              25,131
State and local................................         62,861              (16,611)             46,250
                                                 -------------        -------------        ------------
                                                 $     387,083        $    (134,233)       $    252,850
                                                 =============        =============        ============

Year ended December 31, 1996:
U.S. Federal...................................  $     222,225        $     (88,970)       $    133,255
Foreign........................................         16,045                    -              16,045
State and local................................         64,252              (31,052)             33,200
                                                 -------------        -------------        ------------
                                                 $     302,522        $    (120,022)       $    182,500
                                                 =============        =============        ============

Year ended December 31, 1995:
U.S. Federal...................................  $     197,200        $    (104,700)        $    92,500
Foreign....................................                760                    -                 760
State and local............................             41,097              (14,957)             26,140
                                                 -------------        -------------         -----------
                                                 $     239,057        $    (119,657)        $   119,400
                                                 =============        =============         ===========


The difference between the "expected" Federal tax rate and expense computed by applying the statutory tax rate to income before provision for income taxes and the effective tax rate and expense is as follows (dollar amounts in thousands):


                                               1997                               1996                              1995
                                   ----------------------------        ---------------------------        -------------------------
                                                        Percent                            Percent                          Percent
                                                           of                                 Of                               of
                                                        Pre-tax                            Pre-tax                          Pre-tax
                                       Amount            Income           Amount            Income           Amount         Income
                                   ----------           -------        ---------           -------        ---------        --------
 Computed "expected"
   Tax provision                   $  231,385             35.0%        $ 165,830              35.0%       $ 104,475          35.0%
 Non-taxable income
   and expense items                   (8,598)            (1.3)           (4,910)             (1.1)          (2,560)         (0.9)
 State and local  taxes, net
   of related Federal income
   tax benefit                         30,063              4.5            21,580               4.6           17,485           5.9
                                   ----------           ------         ---------           -------        ---------        --------
                                   $  252,850             38.2%        $ 182,500              38.5%       $ 119,400          40.0%
                                   ==========           ======         =========           =======        =========        ========


               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

             Notes to Consolidated Financial Statements-(Continued)


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are as follows:

                                                                    1997                  1996
                                                             -----------           -----------
                                                                       (In thousands)
Deferred tax assets:
     Inventory.....................................          $     6,657           $    15,463
     Investments...................................               35,617                56,612
Other liabilities and accrued expenses                           517,673               385,040
     Fixed assets..................................                4,552                13,737
     Deferred tax liabilities:
     Inventory.....................................                    -               (49,349)
     Investments...................................              (31,458)              (34,072)
     Fixed assets..................................              (12,584)               (3,796)
     Other.........................................               (2,871)                 (282)
                                                              ----------           -----------

Net deferred tax asset.............................           $ 517,586             $ 383,353
                                                              =========


There are no valuation allowances recorded against deferred tax assets at December 31, 1997 and 1996 since management has determined that there is sufficient taxable income from carryback years and anticipated future reversals of existing taxable temporary differences to offset the tax benefit of deductible temporary differences. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

An affiliate of Equitable was included in the combined return for certain state and local tax returns filed by the Company. Effective January 1, 1997, Equitable's ownership for tax purposes declined to under 80% and therefore such affiliate is no longer included in the Company's state and local tax returns.

Federal income taxes paid in the year ended December 31, 1997 were $293.8 million, including federal income tax equivalents paid to Equitable of $18.6 million. Net federal income tax equivalents paid to Equitable were $267.5 million and $277.8 million in the years ended December 31, 1996 and 1995, respectively.

7.       Net Capital
         -----------

The Company's wholly owned principal subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") is a registered broker-dealer, a registered futures commission merchant and member firm of The New York Stock Exchange, Inc. (the "NYSE") and, accordingly is subject to the minimum net capital requirements of the Securities and Exchange Commission, NYSE and the Commodities Futures Trading Commission. As such, it is subject to NYSE's net capital rule which conforms to the Uniform Net Capital Rule pursuant to rule 15c3-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the required net capital, as defined, shall not be less than two percent of aggregate debit balances arising from customer transactions, as defined, or four percent of segregated funds, as defined, whichever is greater. The NYSE may also require a member firm to reduce its business if its net capital is less than four percent of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit balances. At December 31, 1997, DLJSC's net capital of approximately $762.2 million was 16% of aggregate debit balances and in excess of the minimum requirement by approximately $654.9 million.

Certain of the Company's London-based broker-dealer subsidiaries are subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Other U.S. and foreign broker-dealer subsidiaries of the

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

             Notes to Consolidated Financial Statements-(Continued)


Company are subject to net capital requirements of their respective regulatory agencies. At December 31, 1997 and 1996, the Company and its broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

8.       Derivative Financial Instruments
         --------------------------------

Substantially all of the Company's activities related to derivatives are, by their nature, trading activities which are primarily for the purpose of customer accommodations. The Company enters into certain contractual agreements referred to as derivatives or off-balance sheet financial instruments involving futures, forwards and options. The Company's derivative activities consist of writing over-the-counter ("OTC") options to accommodate its customers needs, trading in forward contracts in U.S. government and agency issued or guaranteed securities and in futures contracts on equity-based indices, interest rate instruments and currencies and issuing structured products based on emerging market financial instruments and indices. The Company's involvement in swap contracts and commodity derivative instruments is not significant. Although the Company may enter into certain derivative instruments to provide an economic hedge against certain risks, all realized and unrealized gains and losses on these instruments are recorded currently in the consolidated statements of income.

Accounting Policies for Derivatives
-----------------------------------

Changes in unrealized gains or losses as well as realized gains and losses at settlement on all derivative instruments (options, forward and futures contracts) are included in the consolidated statements of income in principal transactions-net, trading. Related offsetting amounts are presented as receivables or payables from brokers, dealers and other in the consolidated statements of financial condition. Fair value of the options includes the unamortized premiums which are deferred and are included in payables to brokers, dealers and other in the consolidated statements of financial condition. Such premiums are recognized over the life of the option contracts on a straight-line basis or are recognized through the change in the fair value of the option in principal transactions-net, trading revenue in the consolidated statements of income. Cash flows from derivative instruments are presented as operating activities in the consolidated statements of cash flows.

Options
-------

As part of customer accommodations the Company writes option contracts specifically designed to meet customers' needs. As a writer of OTC option contracts, the Company receives a cash premium at the beginning of the contract period and bears the risk of unfavorable changes in the value of the financial instruments underlying the options. Options written do not expose the Company to credit risk since they obligate the Company (not its counterparty) to perform. With respect to the financial instruments underlying these options, the Company makes a determination that credit exposures are appropriate for the particular counterparty with whom business is conducted. The Company generally covers its market risk associated with the options business by purchasing or selling cash or other derivative financial instruments on a proprietary basis. Such purchases and sales may include debt and equity securities, futures and forward contracts and options. The Company reviews the creditworthiness of the counterparties of such covering transactions. Future cash requirements for options written are equal to the fair value of the options. Option contracts are typically written for a duration of less than 13 months and are included in the consolidated statements of financial condition at fair value.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

             Notes to Consolidated Financial Statements-(Continued)



The notional (contract) values of the written options were $5.4 billion and $8.6 billion at December 31, 1997 and 1996, respectively. Such options contracts are covered by the following financial instruments which the Company has purchased or sold on a proprietary basis and are reflected in the table below at either the underlying contract (notional) amounts for derivative instruments or at market value for cash instruments:

                                                     December 31,

                                                  1997             1996
                                              --------          -------
                                                    (In millions)
     U.S. government, mortgage-backed
         securities and options thereon.....  $ 3,773           $ 4,679
     Foreign sovereign debt securities......       73             2,460
     Futures contracts......................      219               306
     Equities and other.....................    1,340             1,167
                                              -------           -------
           Total............................  $ 5,405           $ 8,612
                                              =======           =======


The trading revenues from option writing activity (net of related interest expense) were approximately $84.9 million, $71.2 million and $96.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. The fair value of options is measured by the unamortized premiums and the intrinsic value determined from various pricing sources. The average fair value of the options was approximately $223.3 million and $172.7 million for the years ended December 31, 1997 and 1996, respectively. The fair values of options were approximately $196.4 million and $241.9 million at December 31, 1997 and 1996, respectively, and were included as liabilities in the accompanying consolidated statements of financial condition.

Forwards and Futures
--------------------

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

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

             Notes to Consolidated Financial Statements-(Continued)


The following is a summary of the values of these contracts at December 31, 1997 and 1996:

                                                             December 31,
                                                        1997               1996
                                                     -------            -------
                                                            (In millions)
Forward Contracts:
     Purchased at notional (contract) value......... $ 18,366           $ 14,070
     Sold at notional (contract) value..............   27,028             17,917

Futures Contracts and Options on Futures Contracts:
     Purchased at market value...................... $    988           $  1,420
     Sold at market value...........................    2,767              2,774


The following is a summary of the values of these contracts included in the consolidated financial statements at December 31, 1997 and 1996:

                                                                                    December 31,

                                                                                1997               1996
                                                                             -------            -------
                                                                                  (In millions)
Forward Contracts:
     Average fair values included in liabilities during the period..........  $    2            $    10
     Unrealized gains included in total assets at end of period.............      56                 44
     Unrealized losses included in total liabilities at end of period.......      50                 46

Futures Contracts:
     Average fair values included in assets during the period...............  $    1            $     2
     Unrealized gains included in total assets at end of period.............       -                  6
     Unrealized losses included in total liabilities at end of period.......       2                  -



Net trading gains (losses) on forward contracts were $(5.1) million, $39.0 million and $149.0 million and net trading gains (losses) on futures contracts were $(24.0) million, $8.0 million and $(58.0) million for the years ended December 31, 1997, 1996 and 1995, respectively.

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

9.       Financial Instruments With Off-Balance Sheet Risk
         -------------------------------------------------

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

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

             Notes to Consolidated Financial Statements-(Continued)


The Company's financing and securities settlement activities involve the Company using securities as collateral in support of various secured financing sources. In the event the counterparty does not meet its contracted obligation to return securities used as collateral, the Company may be exposed to the risk of reacquiring the securities at prevailing market prices in order to satisfy its obligations. The Company controls this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure. As of December 31, 1997, the Company has pledged securities with a market value of approximately $2.2 billion as collateral for securities borrowed with a market value of approximately $2.0 billion. In accordance with industry practice, the amounts of these securities borrowed and pledged are not reflected in the consolidated statements of financial condition.

The Company's activities include entering into forward contracts which provide for the future delivery or receipt of securities at a specified price or yield. Risks arise from the potential inability of counterparties to perform under the terms of the contracts and from changes in the value of securities and interest rates. The Company controls such risks by monitoring the market value of the securities contracted for on a daily basis and reviewing the creditworthiness of the counterparties. The settlement of these transactions is not expected to have a material adverse effect on the Company's consolidated financial statements.

Risks associated with letters of credit, guarantees or underwriting commitments are not significant.

10.      Concentrations of Credit Risk
         -----------------------------

As a securities broker and dealer, the Company is engaged in various securities trading and brokerage activities servicing a diverse group of domestic and foreign corporations, governments, institutional and individual investors. A substantial portion of the Company's transactions are executed with and on behalf of institutional investors including other brokers and dealers, mortgage brokers, commercial banks, U.S. governmental agencies, mutual funds and other financial institutions and are generally collateralized. The Company's exposure to credit risk associated with the nonperformance of these counterparties in fulfilling their contractual obligations pursuant to securities transactions, can be directly impacted by volatile securities markets, credit markets and regulatory changes. Credit risk is the amount of accounting loss the Company would incur if a counterparty failed to perform its obligations under contractual terms and the collateral held, if any, was deemed insufficient. All counterparties are reviewed on a regular basis to establish appropriate exposure limits for a variety of transactions. In certain cases, specific transactions are analyzed to determine the amount of potential exposure that could arise, and the counterparty's credit is reviewed to determine whether it supports such exposure. In addition to the counterparty's credit status, the Company analyzes market movements that could affect exposure levels. The Company considers four main factors that may affect trades in determining trading limits: the settlement method; the time it will take for a trade to settle (i.e., the maturity of the trade); the volatility that could affect the value of the securities involved in the trade; and the size of the trade. In addition to determining trading limits, the Company actively manages the credit exposure relating to its trading activities by entering into master netting agreements when feasible; monitoring the creditworthiness of counterparties and the related trading limits on an ongoing basis, requesting additional collateral when deemed necessary; diversifying and limiting exposure to individual counterparties and geographic locations; and limiting the duration of exposure. In certain cases, the Company may also close out transactions or assign them to other counterparties when deemed necessary or appropriate to mitigate credit risks.

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

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

             Notes to Consolidated Financial Statements-(Continued)


11.      Preferred Securities
         --------------------

In 1996, the Company and its wholly owned trust, DLJ Capital Trust I (the "Trust") completed an offering of $200 million of the Trust's 8.42% mandatorily redeemable preferred securities. The Trust exists for the sole purpose of issuing preferred securities and common securities and investing the proceeds in an equivalent amount of junior subordinated debentures of the Company. The only assets of its Trust at December 31, 1997 and 1996 were $200 million of 8.42% Junior Subordinated Debentures of the Company due 2046. The Junior Subordinated Debentures are redeemable by the Company, in whole or in part, on or after August 31, 2001. The Trust must redeem its preferred securities having an aggregate liquidation amount equal to the aggregate principal amount of junior subordinated debentures redeemed.

The Company guarantees payment to the holders of the preferred securities issued by the Trust, to the extent the Company has made principal and interest payments on the Junior Subordinated Debentures. The Company has issued a full and unconditional guarantee of the Trust's obligations under the preferred securities of the Trust.

12.      Stockholders' Equity
         --------------------
In 1995, the Company amended its Certificate of Incorporation whereby the amount of total authorized shares of Common Stock was increased to 150.0 million shares and the Company declared a 5-for-1 stock split.

In 1995, the Company completed an initial public offering resulting in the sale of 3.3 million shares of Common Stock at $27.00 per share. Proceeds to the Company amounted to approximately $81.2 million, net of related expenses. In connection with the Initial Public Offering, the Company adopted the 1995 Restricted Stock Unit Plan and granted approximately 5.2 million units under this plan.

In 1996, the Company issued 4.0 million shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series A, with a liquidation preference of $50 per share. Dividends on the preferred stock are cumulative and payable quarterly at a rate of 5.94% per annum through November 30, 2001. Thereafter, the dividend rate will be adjusted based on various indices, not to be less than 6.44% nor higher than 12.44%. The preferred stock is redeemable, in whole or in part, at the option of the Company, on or after November 30, 2001. At December 31, 1997 and 1996, 4.0 million shares of such preferred stock were authorized, issued and outstanding.

During 1997, 1.8 million restricted stock units vested and were converted into common stock from the Company's authorized and unissued shares. Approximately 600,000 of such shares were deposited in a grantor trust pursuant to the Executive Deferred Compensation Plan which was effective January 1, 1997.

During 1997, the Company exercised its option to redeem all of the outstanding convertible debentures issued in connection with the acquisition of a London based financial advisory firm. As a result, the holders of such debentures elected to convert such debentures into an aggregate of 685,204 shares of common stock of the Company.

In January 1998, the Company issued 3.5 million shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series B, with a liquidation preference of $50 per share ($175.0 million aggregate liquidation value) from a shelf registration statement previously filed by the Company. Dividends on the preferred stock are cumulative and payable quarterly at the rate of 5.30% per annum through January 2003, subject to adjustment in later years. The preferred stock is redeemable, in whole or in part, at the option of the Company, on or after January 15, 2003.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

             Notes to Consolidated Financial Statements-(Continued)


13.      Earnings Per Share
         ------------------

Basic and diluted earnings per common share amounts have been calculated by dividing earnings applicable to common shares (net income less preferred dividends) by the weighted average common shares outstanding. Diluted earnings per common share also include the dilutive effects of shares of common stock issuable under the Restricted Stock Unit Plan, and options and convertible debt under the treasury stock method and "if-converted" method, respectively. In February 1998, approximately 2.2 million restricted stock units vested and will be converted into the Company's common stock and included in the calculation of basic earnings per common share.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations at December 31 (in thousands):

                                             1997                          1996                      1995
                                 ---------------------------    -------------------------  ------------------------
                                     Income         Shares         Income        Shares       Income       Shares
                                 ----------      ---------       --------      --------    ---------      -------
Basic EPS
Earnings applicable to
   common shares................ $  396,106         55,159       $ 272,647       53,300    $ 159,232       50,570

Effect of Dilutive Securities
   Restricted stock units.......          -          3,523               -        5,152            -          894
   Stock Options................          -          3,830               -          904            -          116
   Convertible Debt.............        308            237               -            -            -            -
                                 ----------      ---------       ---------     --------    ---------      --------
Diluted EPS..................... $  396,414         62,749       $ 272,647       59,356    $ 159,232       51,580
                                 ==========      =========       =========     ========    =========      ========



14.      Employee Compensation and Benefit Plans
         ---------------------------------------

1996 Incentive Compensation Plan
--------------------------------
Awards under the 1996 Incentive Compensation Plan (the "Incentive Plan") are determined by the Compensation and Management Committee of the Board of Directors. The Incentive Plan provides for the creation of short-term and long-term award pools to be awarded to key employees of the Company. Short-term award pools are for a performance period up to two years and are based on 10% of pre-tax earnings, as defined. Long-term award pools are for performance periods of three to 10 years and are based on a percentage of pre-tax earnings and vary with the Company's average return on common equity during the performance period. Participants may receive awards in the form of cash, options, shares or restricted stock units; however, stock-based payments are limited to a total of 8.8 million shares. Under certain circumstances participants may defer the receipt of part or all of any award. During 1997, the Management and Compensation Committee of the Board of Directors authorized the creation of a long-term award pool for the performance period from January 1, 1997 to December 31, 1999. Each unit granted under the Plan is equal to a percentage interest in the long-term award pool. The units vest at the rate of 33 1/3% per year during the performance period. The amount charged to expense for the Plan was $185.5 million for the year ended December 31, 1997. Amounts charged to expense for the years ended December 31, 1996 and 1995 were $190.5 million and $132.8 million, respectively, relating to a predecessor long-term incentive compensation plan that expired on December 31, 1996.

1995 Restricted Stock Unit Plan
-------------------------------
In 1995, the Company adopted the 1995 Restricted Stock Unit Plan (the "Plan"). Each RSU granted under the Plan represents the right under certain circumstances to receive a share of Common Stock. These units are subject to forfeiture in certain circumstances and vest annually in specified proportions from February 1997 through February 2000. Units that are forfeited under the Plan will become eligible for subsequent grants. The number of units granted under the Plan was 5,179,147 units. As of December 31, 1997, 104,948 restricted stock units were forfeited and 1,792,992 million restricted stock units vested and were converted to common stock from the Company's authorized and unissued shares.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

             Notes to Consolidated Financial Statements-(Continued)


Stock Option Plans
------------------
In 1995, the Company adopted the 1995 and 1996 Stock Option Plans. Under the Company's 1995 Stock Option Plan, options to purchase an aggregate of 9,168,678 shares of Common Stock (the maximum allowable under the 1995 Stock Option Plan) with an exercise price of $27.00 were granted to certain employees. The options are subject to forfeiture in certain circumstances and vest in two equal installments in February 1997 and February 1998, and are exercisable for a period of up to 10 years from the date of the grant. Options that are forfeited under the 1995 Stock Option Plan will become eligible for subsequent grant under the 1996 Stock Option Plan.

Options to purchase a maximum of 8,789,851 shares of Common Stock, exclusive of forfeitures from the 1995 Stock Option Plan, are available under the 1996 Stock Option Plan (the "1996 Plan"). The options are exercisable for up to 10 years from the date of grant, are subject to forfeiture in certain circumstances and vest in four equal installments commencing one year after the date of grant. Options that are forfeited under the 1996 Plan become eligible for subsequent grant under that plan.

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

A summary of the Company's stock option activity for all plans is as follows:


                                                               Weighted Average
                                              Shares             Exercise Price
                                           ---------           ----------------
Outstanding at January 1, 1995                     -           $              -

Granted..................................  9,168,678                      27.00
                                           ---------           ----------------

Outstanding at December 31, 1995           9,168,678                      27.00
                                           ---------           ----------------

Granted..................................  2,134,000                      32.54
Forfeited................................   (172,346)                     27.00
                                          ----------           ----------------

Outstanding at December 31, 1996          11,130,332                      28.06
                                          ----------           ----------------

Granted..................................  3,215,834                      61.07
Forfeited................................    (66,933)                     32.03
Exercised................................   (148,185)                     27.51
                                          ----------           ----------------
Outstanding at December 31, 1997          14,131,048           $          35.56
                                          ==========           ================


The table below summarizes information related to options outstanding at December 31, 1997:

                                                                 Weighted Average    Weighted Average
       Exercise Prices        Number Outstanding         Exercise Price      Remaining Life (Year)
       ---------------        ------------------        ----------------    ----------------------
        $27.00-$35.99             10,915,214                  $ 28.05                8.0
        $36.00-$50.99                777,334                    40.04                9.3
        $51.00-$76.00              2,438,500                    67.77                9.8
                              ------------------        ----------------    ----------------------
            Total                 14,131,048                  $ 35.56                8.4
                              ==================        ================    ======================

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

             Notes to Consolidated Financial Statements-(Continued)


At December 31, 1997, there were 4,942,691 options exercisable at exercise prices ranging from $27.00-$35.99. The weighted average exercise price of such options totaled $27.58. At December 31, 1996 and 1995, no options were exercisable.

The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, does not recognize any compensation cost associated with such plans in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its options under SFAS No. 123, the Company's net income and earnings per common share would have been the pro forma amounts indicated below:

                                                                          1997             1996             1995
                                                                          ----             ----             ----

Net income (in thousands)                      As reported             $ 408,250        $ 291,300        $ 179,100
                                               Pro forma               $ 388,000        $ 273,700        $ 176,200

Basic earnings per common share                As reported             $    7.18        $    5.12        $    3.15
                                               Pro forma               $    6.81        $    4.79        $    3.09

Diluted earnings per common share              As reported             $    6.32        $    4.59        $    3.09
                                               Pro forma               $    6.01        $    4.36        $    3.04

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during 1997, 1996 and 1995, respectively: dividend yield of 0.86%, 1.54% and 1.85%; expected volatility of 33%, 25% and 25%, risk-free interest rates of 5.96%, 6.07% and 5.86%; and an expected life of five years for all grants. The weighted average fair value of options granted during 1997, 1996 and 1995 were $22.45, $9.35, and $7.36, respectively per share.

Other Plans
-----------
The Company has a defined contribution employee benefit plan covering substantially all of the Company's full-time and certain qualified part-time employees. Company contributions to this plan are determined by the Board of Directors of the Company annually and were $9.6 million, $7.4 million and $6.1 million for 1997, 1996 and 1995, respectively.

Certain key employees of the Company participate in various other deferred compensation arrangements which include equity investments in selected merchant banking activities of the Company funded by deferred compensation of such employees, certain non-funded, non-qualified deferred compensation plans which include managed investments, and other non-qualified plans which are funded by the Company with insurance contracts.

15.      Leases, Commitments and Contingent Liabilities
         ----------------------------------------------

The Company leases office space and equipment under cancelable and non-cancelable lease agreements which expire on various dates through the year 2016. Rent expense for the years ended December 31, 1997, 1996 and 1995 aggregated $89.9 million, $76.6 million and $66.2 million, respectively. Sublease revenue aggregated $0.1 million for the year ended December 31, 1997 and $1.0 million for each of the years ended December 31, 1996 and 1995.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

             Notes to Consolidated Financial Statements-(Continued)


At December 31, 1997, minimum rental commitments, exclusive of sublease revenue, escalation and renewal options, on all non-cancelable leases in excess of one year, are as follows:

                                                           Total Lease
Period                                                     Commitments
------                                                    ------------
                                                          (In thousands)

1998 .................................................   $    72,847
1999 .................................................        74,712
2000 .................................................        67,401
2001 .................................................        65,378
2002 .................................................        70,372
2003-2016 ............................................       627,827
                                                         -----------
       Total........................................     $   978,537
                                                         ===========


In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such underwriting commitments that were open at December 31, 1997, and were subsequently settled, had no material effect on the consolidated financial statements. The Company also issues letters of credit for which it is contingently liable for $244.0 million and $163.0 million at December 31, 1997 and 1996, respectively.

The Company has outstanding commitments, expiring on December 31, 1998, to provide financings to third parties in the total amount of $200.0 million which would be secured by mortgage loans on real estate properties. At December 31, 1997, there were no amounts borrowed under this facility. In addition, the Company enters into commitments to extend credit in connection with the origination and syndication of senior bank debt of non-investment grade borrowers. At December 31, 1997, unfunded senior bank loan commitments outstanding amounted to $539.9 million.

The Company has commitments to invest on a side by side basis with merchant banking partnerships in the amount of $885.6 million at December 31, 1997.

16.      Legal Proceedings
         -----------------

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

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

             Notes to Consolidated Financial Statements-(Continued)


In October 1995, DLJSC was named as a defendant in a purported class action filed in a Texas State Court on behalf of the holders of $550 million principal amount of subordinated redeemable discount debentures of National Gypsum Corporation ("NGC") canceled in connection with a Chapter 11 plan of reorganization for NGC consummated in July 1993. The State Court named plaintiff also filed an adversary proceeding in the U.S. Bankruptcy Court for the Northern District of Texas seeking a declaratory judgment that the confirmed NGC plan of reorganization does not bar the class action claims. Subsequent to the consummation of NGC's plan of reorganization, NGC's shares traded for values substantially in excess of, and in 1995 NGC was acquired for a value substantially in excess of, the values upon which NGC's plan of reorganization was based. The two actions arise out of DLJSC's activities as financial advisor to NGC in the course of NGC's Chapter 11 reorganization proceedings. The class action complaint alleges that the plan of reorganization submitted by NGC was based upon projections by NGC and DLJSC which intentionally understated forecasts, and provided misleading and incorrect information in order to hide NGC's true value and that defendants breached their fiduciary duties by, among other things, providing false, misleading or incomplete information to deliberately understate the value of NGC. The class action complaint seeks compensatory and punitive damages purportedly sustained by the class. On October 10, 1997, DLJSC and others were named as defendants in a new adversary proceeding in the Bankruptcy Court brought by the NGC Settlement Trust, an entity created by the NGC plan of reorganization to deal with asbestos-related claims. The Trust's allegations are substantially similar to the claims in the State Court action. In court papers dated October 16, 1997, the State Court plaintiff indicated that he would intervene in the Trust's adversary proceeding. On January 21, 1998, the Bankruptcy Court ruled that the State Court plaintiff's claims were not barred by the NGC plan of reorganization insofar as they alleged nondisclosure of certain cost reductions announced by NGC in October 1993. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaints. Although there can be no assurance, the Company does not believe that the ultimate outcome of this litigation will have a material adverse effect on its consolidated financial condition.

In November and December 1995, DLJSC, along with various other parties, was named as a defendant in a number of purported class actions filed in the U.S. District Court for the Eastern District of Louisiana. The complaints allege violations of the federal securities laws arising out of a public offering in 1994 of $435 million of first mortgage notes of Harrah's Jazz Company and Harrah's Jazz Finance Corp. The complaints seek to hold DLJSC liable for various alleged misstatements and omissions contained in the prospectus dated November 9, 1994. On February 26, 1997, the parties agreed to a settlement of these actions, subject to the District Court's approval, which was granted on July 31, 1997. The settlement is also subject to the approval by the U.S. Bankruptcy Court for the Eastern District of Louisiana of proposed modifications to a confirmed plan of reorganization for Harrah's Jazz Company and Harrah's Jazz Finance Corp., and the satisfaction or waiver of all conditions to the effectiveness of the plan, as provided in the plan. There can be no assurance of the Bankruptcy Court's approval of the modifications to the plan of reorganization, or that the conditions to the effectiveness of the plan will be satisfied or waived. In the opinion of management the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations or on its consolidated financial condition.

On January 26, 1996, a purported purchaser of certain notes and warrants to purchase shares of common stock of Rickel Home Centers, Inc. ("Rickel") filed a class action complaint against DLJSC and certain other defendants for unspecified compensatory and punitive damages in the U. S. District Court for the Southern District of New York. The suit was brought on behalf of the purchasers of 126,457 units consisting of

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

             Notes to Consolidated Financial Statements-(Continued)


$126,457,000 aggregate principal amount of 13 1/2% senior notes due 2001 and 126,457 warrants to purchase shares of common stock of Rickel (the "Units") issued by Rickel in October 1994. The complaint alleges violations of federal securities laws and common law fraud against DLJSC, as the underwriter of the Units and as an owner of 7.3% of the common stock of Rickel, Eos Partners, L.P. and General Electric Capital Corporation, each as owners of 44.2% of the common stock of Rickel, and members of the board of directors of Rickel, including a DLJSC managing director. The complaint seeks to hold DLJSC liable for alleged misstatements and omissions contained in the prospectus and registration statement filed in connection with the offering of the Units, alleging that the defendants knew of financial losses and a decline in value of Rickel in the months prior to the offering and did not disclose such information. The complaint also alleges that Rickel failed to pay its semi-annual interest payment due on the Units on December 15, 1995 and that Rickel filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code on January 10, 1996. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaint. Although there can be no assurance, the Company does not believe that the ultimate outcome of this litigation will have a material adverse effect on its consolidated financial condition.

17.      Industry Segment and Geographic Area Data
         -----------------------------------------

The Company currently follows the provisions of SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" in disclosing its business segments. Pursuant to that statement, the Company is primarily engaged in a single line of business as a securities broker-dealer, which comprises several types of services, such as principal and agency transactions, underwriting and investment banking and correspondent clearing. These activities constitute a single business segment. Total assets and total revenues related to the Company's foreign operations approximated $8.6 billion and $534.2 million, respectively at December 31, 1997. Total assets and revenues related to such operations at December 31, 1996 were not significant.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for financial statements for periods beginning after December 15, 1997. This statement requires a company to report financial and descriptive information about its reportable operating segments. The Company is evaluating the manner in which it will disclose its segment data and intends to present the disclosures required under this statement. Currently, the Company views its business from the perspective of three principal operating groups: the Banking Group, the Capital Markets Group and the Financial Services Group. In determining which segments of business the Company operates in for purposes of the disclosures required by this statement, the Company may redesignate certain portions of the business within the three principal groups or identify additional segments.

               DONALDSON, LUFKIN & JENRETTE, INC. & SUBSIDIARIES

             Notes to Consolidated Financial Statements-(Continued)


18.      Quarterly Data (Unaudited)
         -------------------------

The following table sets forth selected highlights for each of the fiscal quarters during the years ended December 31, 1997 and 1996 (dollars in thousands, except per share data):

                                                       Income                                Basic              Diluted
                                                       Before                               Earnings            Earnings
                                                      Provision                               Per                 Per
                                    Total            For Income             Net              Common             Common
                                   Revenues            Taxes               Income            Share *            Share *
                                  ---------          ----------         ---------         ----------           ----------
1997:
First quarter.................. $    981,403       $   144,000        $    86,400             $ 1.53             $ 1.37
Second quarter.................    1,061,180           167,000            100,200               1.76               1.57
Third quarter..................    1,268,496           188,100            120,300               2.11               1.85
Fourth quarter.................    1,329,390           162,000            101,350               1.76               1.53
                                   ---------       ------------       -----------          ---------            ---------
              Total year....... $  4,640,469       $   661,100        $   408,250             $ 7.18             $ 6.32
                                   =========       ===========        ===========          =========            =========

1996:
First quarter.................  $    775,910       $   108,500        $   65,100              $ 1.13             $ 1.02
Second quarter................       991,209           157,300            97,000                1.73               1.55
Third quarter.................       771,007            92,000            56,100                0.96               0.86
Fourth quarter................       952,630           116,000            73,100                1.30               1.16
                                ------------       -----------        ----------           ----------           --------
              Total year......  $  3,490,756       $   473,800        $  291,300               $ 5.12            $ 4.59
                                ===========        ===========        ==========           ==========           ========


* The sum of the quarters' earnings per common share may not equal the total year amounts due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.

                                   SCHEDULE I


                       DONALDSON, LUFKIN & JENRETTE, INC.
                             (Parent Company Only)

                  Condensed Statements of Financial Condition
                (in thousands, except share and per share data)

                                                                                             December 31,
                                                                                         1997               1996
                                                                                      ----------         -------

                                       ASSETS

Cash and cash equivalents.......................................................  $          8       $     7,747

Receivables from brokers, dealers and other ....................................         6,879             1,292

Long-term corporate development investments.....................................        47,896            40,102

Receivables from subsidiaries...................................................     3,335,459         2,232,198

Investment in subsidiaries, at equity...........................................     2,332,338         1,905,023

Other assets and deferred amounts...............................................       845,997           526,369
                                                                                  ------------       -----------

Total Assets....................................................................  $  6,568,577       $ 4,712,731
                                                                                  ============       ===========



















           See accompanying notes to condensed financial statements.

                       DONALDSON, LUFKIN & JENRETTE, INC.
                             (Parent Company Only)

                  Condensed Statements of Financial Condition
                (In thousands, except share and per share data)

                                                                               December 31,
                                                                         1997               1996
                                                                       --------           --------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings................................................  $    667,757        $   335,912
Accounts payable and accrued expenses................................     1,180,714            999,713
Due to Equitable.....................................................             -             24,417
Other liabilities....................................................       684,688            437,096
                                                                      -------------        -----------
                                                                          2,533,159          1,797,138
                                                                      -------------        -----------

8.42% Junior subordinated debentures, held by a subsidiary trust            206,224            206,224
                                                                      -------------        -----------

Other long-term borrowings...........................................     1,767,704          1,062,130
                                                                      -------------        -----------

       Total liabilities.............................................     4,507,087          3,065,492
                                                                      -------------        -----------

Stockholders' Equity:
    Series A Preferred Stock, at liquidation preference.............        200,000            200,000
    Common stock ($0.10 par value; 150,000,000 shares authorized;
      55,926,381 and 53,300,000 shares issued and outstanding in
      1997 and 1996, respectively)..................................          5,593              5,330
    Restricted stock units (5,179,147 authorized; 3,281,207 and
      5,081,793 units issued and outstanding in 1997 and 1996,
      respectively).................................................         67,255            104,167
    Paid-in capital.................................................        446,518            365,989
    Retained earnings...............................................      1,338,220            969,856
    Cumulative translation adjustment...............................          3,904              1,897
                                                                      -------------         ----------
             Total stockholders' equity.............................      2,061,490          1,647,239
                                                                      -------------         ----------
Total Liabilities and Stockholders' Equity..........................  $   6,568,577         $4,712,731
                                                                      =============         ==========















           See accompanying notes to condensed financial statements.

                       DONALDSON, LUFKIN & JENRETTE, INC.
                             (Parent Company Only)

                         Condensed Statements of Income
                     (In thousands, except per share data)

                                                                              Years Ended December 31,

                                                                        1997               1996               1995
                                                                    ----------          ----------         ---------
Revenues:
    Dividends from affiliates ..................................    $  136,000          $   57,094         $ 107,371
    Interest from affiliates...................................        129,256             151,774           138,710
    Allocations to affiliates..................................         17,809              16,805            14,709
    Other......................................................         19,958              23,508            11,995
                                                                    ----------          ----------         ---------

         Total revenues........................................        303,023             249,181           272,785
                                                                    ----------          ----------         ---------

Costs and Expenses:
    Compensation and benefits..................................        155,224             144,574           129,049
    Interest and operating expenses............................         60,141             110,447            82,421
                                                                    ----------           ---------         ---------

         Total costs and expenses ..............................       215,365             255,021           211,470
                                                                    ----------           ---------         ---------

Income (loss) before income tax benefit and equity
    in undistributed net income of subsidiaries................         87,658              (5,840)            61,315
                                                                    ----------           ---------        -----------

Income tax benefit.............................................         72,870              51,766             25,865
                                                                    ----------           ---------        -----------

Income before equity in undistributed
    net income of subsidiaries.................................        160,528              45,926             87,180
                                                                    ----------           ---------        -----------

Equity in undistributed net income of subsidiaries ............        247,722             245,374             91,920
                                                                     ---------           ---------         ----------

Net income.....................................................      $ 408,250           $ 291,300          $ 179,100
                                                                     =========           ---------          =========

Dividends on preferred stock.................................        $  12,144           $  18,653          $  19,868
                                                                     =========           =========          =========

Earnings applicable to common shares                                 $ 396,106           $ 272,647          $ 159,232
                                                                     =========           =========          =========

Weighted average common shares outstanding:
     Basic...................................................           55,159              53,300             50,570
                                                                     =========           =========          =========
     Diluted.................................................           62,749              59,356             51,580
                                                                     =========           =========          =========

Earnings per common share:
     Basic...................................................        $    7.18           $    5.12          $    3.15
                                                                     =========           =========          =========
     Diluted.................................................        $    6.32           $    4.59          $    3.09
                                                                     =========           =========          =========










           See accompanying notes to condensed financial statements.

                       DONALDSON, LUFKIN & JENRETTE, INC.
                             (Parent Company Only)

                       Condensed Statements of Cash Flows
                                 (In thousands)

                                                                              Years Ended December 31,

                                                                                   1997         1996         1995
                                                                              ---------    ---------    ---------
Net cash provided by operating activities .................................   $ 153,693    $ 194,253    $ 168,857
                                                                              ---------    ---------    ---------

Cash flows from investing activities: Net proceeds from (payments for):
     Dividends from affiliates ............................................     136,000       57,094      107,371
     Investment in subsidiaries ...........................................    (222,083)    (563,222)     (74,314)
     Other assets .........................................................      (1,873)       3,111       (9,061)
                                                                              ---------    ---------    ---------

Net cash  (used in) provided by investing activities ......................     (87,956)    (503,017)      23,996
                                                                              ---------    ---------    ---------

Cash flows from financing activities:
    Net proceeds from (payments for):
    Short-term borrowings .................................................     331,845     (244,557)    (212,209)
    Issuance of common stock in Initial
      Public Offering .....................................................        --           --         81,243
    Issuance of restricted stock units ....................................        --           --        100,000
    Senior Debt Offering ..................................................        --           --        496,755
    Medium-Term Notes .....................................................     359,646      249,515         --
    Global floating notes .................................................     347,760         --           --
    Swiss Franc Bonds .....................................................        --       (105,513)        --
    Convertible debentures ................................................      28,779         --           --
    Other long-term debt ..................................................      (2,434)        (687)     (16,070)
    Senior notes payable ..................................................        --           --         (9,000)
    Junior subordinated debentures ........................................        --        206,224         --
    Issuance of Series A Preferred Stock ..................................        --        200,000         --
    Subordinated loan from subsidiaries ...................................    (149,274)        --           --
    Dividends .............................................................     (39,886)     (45,303)     (42,796)
    Exercise of stock options .............................................       4,074         --           --
    Receivables from subsidiaries .........................................    (953,986)      51,989     (609,467)
                                                                              ---------    ---------    ---------

Net cash (used in) provided by financing activities .......................     (73,476)     311,668     (211,544)
                                                                              ---------    ---------    ---------

(Decrease) increase in cash and cash equivalents ..........................      (7,739)       2,904      (18,691)
                                                                              ---------    ---------    ---------

Cash and cash equivalents at beginning of year ............................       7,747        4,843       23,534
                                                                              ---------    ---------    ---------

Cash and cash equivalents at end of year ..................................   $       8    $   7,747    $   4,843
                                                                              =========    =========    =========









           See accompanying notes to condensed financial statements.

                       DONALDSON, LUFKIN & JENRETTE, INC.
                             (Parent Company Only)

                    Notes to Condensed Financial Statements


1.     Basis of Presentation
       ---------------------

       The condensed financial statements of Donaldson, Lufkin & Jenrette, Inc. ("Parent Company Only") should be read in conjunction with the consolidated financial statements of Donaldson, Lufkin & Jenrette, Inc. and subsidiaries ("DLJ" or the "Company") and the notes thereto. Investments in subsidiaries are accounted for under the equity method.

2.     Related Party Transactions
       --------------------------
       Receivables from subsidiaries include $1,923.7 million and $1,303.8 million loaned under master note agreements at December 31, 1997 and 1996, respectively. Substantially all receivables from subsidiaries provide for interest based on Federal funds rates.

       The amount of cash dividends paid to the Company by consolidated subsidiaries of the Company amounted to $136.0 million, $57.1 million and $107.4 million for the years ended December 31, 1997, 1996, and 1995, respectively. There are no restrictions on the payment of dividends, except for those stipulated in certain debt agreements and in those applicable to brokers and dealers which provide for certain minimum amounts of capital to be maintained to satisfy regulatory requirements in the Company's domestic and foreign broker-dealer subsidiaries. Under certain circumstances, the amount of excess capital that can be withdrawn is limited. The regulatory requirements are designed to measure the general financial integrity and liquidity of broker-dealers and provide minimum acceptable net capital levels to satisfy commitments to customers. Unless an adequate level of capital is maintained, regulated broker-dealer subsidiaries would be prohibited from paying dividends to the Company.

3.     Long-term Borrowings
       --------------------
       The Company finances certain of its activities through long-term borrowing arrangements. Long-term borrowings from banks include current maturities of $90.4 million at December 31, 1996. At December 31, 1997, there were no current maturities of long-term borrowings. Long-term borrowings consist of the following:

                                                           December 31,
                                                        1997         1996
                                                     ----------   ----------
                                                         (In thousands)
Senior notes, 6 7/8% due in 2005 .................   $  497,484   $  497,160
Subordinated exchange notes, 9 5/8% due in 2003 ..      225,000      225,000
Medium-term notes, 5 5/8% due in 2016 ............      249,561      249,537
Medium-term notes, 6.01% - 6.85% due various
    dates through 2002 ...........................      199,845           --
Medium-term notes, 6.90% due in 2007 .............      148,572           --
Medium-term notes, 6.28% due in 2007 .............       99,333           --
Global floating rate notes, due in 2002 ..........      347,909           --
Medium-term notes, 7.88% due in 1997 .............           --       88,000
Other ............................................           --        2,433
                                                     ----------   ----------
     Total long-term borrowings ..................   $1,767,704   $1,062,130
                                                     ==========   ==========


        For a detailed description of the Parent Company's long-term borrowings, see Note 5 of the Notes to Consolidated Financial Statements of Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries.

                       DONALDSON, LUFKIN & JENRETTE, INC.
                             (Parent Company Only)

                    Notes to Condensed Financial Statements


      Scheduled maturities of long-term borrowings are as follows:

                               December 31,
                            1997         1996
                        --------    ---------
                            (In thousands)
      1998........... $        -    $    90,433
      1999...........          -             -
      2000...........    189,856             -
      2001...........          -             -
      2002..........     357,897             -
      2003-2016.....   1,219,951       971,697
                      ----------    ----------
                      $1,767,704    $1,062,130
                      ==========    ==========


       DLJ entered into a $2 billion revolving credit facility in 1997 which allows the Parent Company to borrow up to $1 billion on an unsecured basis, subject to certain limitations. There were no borrowings outstanding under this agreement at December 31, 1997.

4.     Contingent Liabilities
       ----------------------

       From time to time the Parent Company issues guarantees of the obligations of certain subsidiaries. The amounts of such items in the aggregate are not considered excessive in relation to the normal operating levels of the Company and management does not anticipate, as of December 31, 1997, losses as a result of these guarantees.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               ----------------------------------------------------------------
                 FINANCIAL DISCLOSURE
               ----------------------

        None

                                    PART III



ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                  --------------------------------------------------

         The information required to be furnished pursuant to this item is set forth under the caption "Election of Directors" of the Proxy Statement, and is incorporated herein by reference.

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

ITEM 11.          EXECUTIVE COMPENSATION
                  ----------------------
         The information required to be furnished pursuant to this item is set forth under the caption "Executive Compensation" of the Proxy Statement, and is incorporated herein by reference.



ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  --------------------------------------------------------------

         The information required to be furnished pursuant to this item is set forth under the captions "Voting Securities" and "Security Ownership Management" of the Proxy Statement, and is incorporated herein by reference.



ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  ----------------------------------------------
         The information required to be furnished pursuant to this item is set forth under the caption "Certain Relationships and Related Party Transactions" of the Proxy Statement, and is incorporated herein by reference.

                       DONALDSON, LUFKIN & JENRETTE, INC.
                                   FORM 10-K
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

Part IV           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

                                                                                                                  Page Number
                                                                                                                  ------------
Item 14 (a) (1) Financial Statements
                   Independent Auditors' Report.............................................................            32

                   Consolidated Statements of Financial Condition at December 31, 1997 and
                   1996.....................................................................................            33

                   Consolidated Statements of Income for the years ended December 31, 1997,
                   1996 and 1995...........................................................................             35

                   Consolidated Statements of  Changes in Stockholders' Equity for the years
                   ended December 31, 1997, 1996 and 1995..................................................             36

                   Consolidated Statements of Cash Flows for years ended December 31, 1997,
                   1996 and 1995...........................................................................             37

                   Notes to Consolidated Financial Statements..............................................             39

     Item 14 (a) (2) Financial Statement Schedule

                  Schedule I  Condensed Financial Information of Registrant................................             58

     Item 14 (a) (3) Exhibits


    EXHIBIT NO.                                            DESCRIPTION
    -----------                                            ------------

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

        10.1         Donaldson, Lufkin & Jenrette, Inc. 1991-1993 Long-term
                     Incentive Plan

        10.2         Amendment No. 1 to the Donaldson, Lufkin & Jenrette, Inc.
                     1991-1993 Long-term Incentive Plan

        10.3         Amendment No. 2 to the Donaldson, Lufkin & Jenrette, Inc.
                     1991-1993 Long-term Incentive Plan

        10.4         Donaldson, Lufkin & Jenrette, Inc. 1994-1996 Long-term
                     Incentive Plan

Item 14 (a) (3)      Exhibits (Continued)

       EXHIBIT NO.                                            DESCRIPTION
       ----------                                             -----------

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

          10.15 Deferred Compensation Agreement, dated December 30, 1983, between Richard S. Pechter and the Registrant

          10.16 Deferred Compensation Agreement, dated December 30, 1983, between Gerald B. Rigg and the Registrant

          10.17 Deferred Compensation Agreement, dated December 30, 1983, between Joe L. Roby and the Registrant

          10.18 Deferred Compensation Agreement, dated December 30, 1983, between Theodore P. Shen and the Registrant

          10.19           Letter agreement between the Registrant and ACMC, Inc.
                          , dated as of August 25, 1995, regarding certain state and local tax sharing arrangements

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


          10.23 Agreement of lease between 99 Bishopsgate Limited, Landlord, and DLJ International Limited, Tenant and the Registrant, Tenant's Guarantor, 99 Bishopsgate London,EC2, dated as of October 24, 1996.

Item 14 (a) (3)      Exhibits (Continued)

       EXHIBIT NO.                                            DESCRIPTION
       ----------                                             -----------

       10.24 Agreement of sublease between SBC Warburg, Inc. and the Registrant's tenant, 277 Park Avenue, New York, New York, dated June 13, 1997.


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

       10.37 Agreement of lease between Broadpine Realty Holding Company , Inc. and the Registrant, Tenant, 120 Broadway, New York, New York, dated as of November 10, 1995

       10.38         Donaldson, Lufkin & Jenrette, Inc. 1996 Incentive
                     Compensation Plan

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

       10.41 1995 Restricted Stock Unit Plan Agreement (Base), dated October 24, 1995, between John S. Chalsty and the Registrant

       10.42 1995 Restricted Stock Unit Plan Agreement (Base), dated October 24, 1995, between Anthony F. Daddino and the Registrant

       10.43 1995 Restricted Stock Unit Plan Agreement (Base), dated October 24, 1995, between Hamilton E. James and the Registrant

       10.44 1995 Restricted Stock Unit Plan Agreement (Base), dated October 24, 1995, between Carl B. Menges and the Registrant

       10.45 1995 Restricted Stock Unit Plan Agreement (Base), dated October 24, 1995, between Richard S. Pechter and the Registrant

Item 14 (a) (3)      Exhibits (Continued)

       EXHIBIT NO.                                            DESCRIPTION
       -----------                                            -------------
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

          10.59 1995 Stock Option Plan Agreement, dated October 24, 1995, between Michael M. Bendik and the Registrant

          10.60 1995 Stock Option Plan Agreement, dated October 24, 1995, between Michael A. Boyd and the Registrant

          10.61 1995 Stock Option Plan Agreement, dated October 24, 1995, between John S. Chalsty and the Registrant

          10.62 1995 Stock Option Plan Agreement, dated October 24, 1995, between Anthony F. Daddino and the Registrant

          10.63 1995 Stock Option Plan Agreement, dated October 24, 1995, between Hamilton E. James and the Registrant

Item 14 (a) (3)      Exhibits (Continued)

       EXHIBIT NO.                                            DESCRIPTION
       -----------                                            ------------
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

   Item 14 (a) (3)    Exhibits (Continued)

       EXHIBIT NO.                           DESCRIPTION
       ----------                            -----------

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

          10.88        1996 Non-Employee Directors Stock Plan.

          10.89 1996 Stock Option Plan Agreement, dated May 16, 1996, between Joe L. Roby and the Registrant.

          10.90 Donaldson, Lufkin & Jenrette, Inc. 1996 Incentive Compensation Plan.


          11.1         Statement re: computation of basic earnings per share.

          11.2         Statement re: computation of diluted earnings per share.

          12.1 Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends.

          21.1         Subsidiaries of the Registrant

          23.1         Consent of KPMG Peat Marwick LLP

          27           Financial Data Schedule

                       The Company agrees to furnish copies to the Commission of all instruments with respect to long-term debt of the Company and its subsidaries.

          (b)          Reports on Form 8-K
                       1. Form 8-K dated October 13, 1997; Item 5

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 27th day of March 1998.

                                            Donaldson, Lufkin & Jenrette, Inc.
                                                  (Registrant)




                                            By:
                                           /s/ Joe L. Roby
                                           -------------------------------------
                                           Joe L. Roby
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has to be signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March 1998.


                     NAME                                  TITLE
                     ------                                -------
         /s/ John S. Chalsty                    Chairman of the Board; Director
   ---------------------------------
           John S. Chalsty

         /s/ Joe L. Roby                        President and Chief Executive
   -----------------------------------          officer; director
           Joe L. Roby

         /s/ Anthony F. Daddino                 Executive Vice President and
   ------------------------------------         Chief Financial Officer;
           Anthony F. Daddino                   Director

         /s/ Hamilton E. James
   -----------------------------------          Managing Director; Director
            Hamilton E. James

        /s/ Richard S. Pechter
   ----------------------------------           Managing Director; Director
            Richard S. Pechter

        /s/ Michael M. Bendik                    Senior Vice President and
   ----------------------------------                Chief Accounting Officer
             Michael M. Bendik

        /s/ Michael A. Boyd                      Senior Vice President and
   -----------------------------------              General Counsel
           Michael A. Boyd

       /s/ Gerald B. Rigg                        Senior Vice President and
   -----------------------------------              Director of Human Resources
              Gerald B. Rigg

         /s/ Henri de Castries                   Director
   -----------------------------------
              Henri de Castries

         /s/ Denis Duverne                       Director
   -----------------------------------
              Denis Duverne

         /s/ Louis Harris                        Director
   -----------------------------------
             Louis Harris

                     NAME                         TITLE
                     -----                     -----------


         /s/ Henri G. Hottinguer                 Director
   -----------------------------------
              Henri G. Hottinguer

         /s/ W. Edwin Jarmain                    Director
   -----------------------------------
            W. Edwin Jarmain

         /s/ Francis Jungers                     Director
   -----------------------------------
              Francis Jungers

         /s/ Edward Miller                       Director
   -----------------------------------
              Edward Miller

          /s/ W. J. Sanders III                  Director
   -----------------------------------
               W.J. Sanders III

          /s/ Stanley Tulin                      Director
   ------------------------------------
               Stanley Tulin

         /s/ John C. West                        Director
   -------------------------------------
              John C. West

                                 EXHIBIT INDEX
                                                                                   SEQUENTIALLY
   EXHIBIT                                                                           NUMBERED
   NUMBER                                    DESCRIPTION                              PAGE
   -------                                   -----------                           ------------
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











                                                                                   SEQUENTIALLY
   EXHIBIT                                                                           NUMBERED
   NUMBER                                    DESCRIPTION                              PAGE
   -------                                   -----------                           ------------

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








                                                                                   SEQUENTIALLY
   EXHIBIT                                                                           NUMBERED
   NUMBER                                    DESCRIPTION                              PAGE
   -------                                   -----------                           ------------

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


    10.23     Agreement of lease between 99 Bishopsgate Limited, Landlord, and
              DLJ International Limited, Tenant and the Registrant, Tenant's
              Guarantor, 99 Bishopsgate London, EC2, dated as of October 24,
              1996. (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1996).

    10.24 Agreement of sublease between SBC Warburg, Inc. and the Registrant's tenant, 277 Park Avenue, New York, New York, dated
              June 13, 1997. (Incorporated by reference to the corresponding exhibit on Form 10Q for the period ended June 30, 1997).

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












                                                                                   SEQUENTIALLY
   EXHIBIT                                                                           NUMBERED
   NUMBER                                    DESCRIPTION                              PAGE
   -------                                   -----------                           ------------

    10.37     Agreement of lease between Broadpine Realty Holding Company, Inc.
              and the Registrant, Tenant, 120 Broadway, New York, New York, dated as of November 10, 1995 (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form
              10-K for the fiscal year ended December 31, 1995).

    10.38     Donaldson, Lufkin & Jenrette, Inc. 1996 Incentive Compensation
              Plan (Incorporated by reference to Annex B of the Registrant's
              Proxy Statement on Schedule 14A filed on March 22, 1996 and furnished to shareholders in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 30, 1996.)

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











                                                                                   SEQUENTIALLY
   EXHIBIT                                                                           NUMBERED
   NUMBER                                    DESCRIPTION                              PAGE
   -------                                   -----------                           ------------

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












                                                                                   SEQUENTIALLY
   EXHIBIT                                                                           NUMBERED
   NUMBER                                    DESCRIPTION                              PAGE
   -------                                   -----------                           ------------

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











                                                                                   SEQUENTIALLY
   EXHIBIT                                                                           NUMBERED
   NUMBER                                    DESCRIPTION                              PAGE
   -------                                   -----------                           ------------


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












                                                                                   SEQUENTIALLY
   EXHIBIT                                                                           NUMBERED
   NUMBER                                    DESCRIPTION                              PAGE
   -------                                   -----------                           ------------

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











                                                                                   SEQUENTIALLY
   EXHIBIT                                                                           NUMBERED
   NUMBER                                    DESCRIPTION                              PAGE
   -------                                   -----------                           ------------

    10.88 1996 Non-Employee Directors Stock Plan (Incorporated by reference to Annex A of the Registrant's Proxy Statement on Schedule 14A filed on March 11, 1997 and furnished to shareholders in connection with solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 16, 1997.)

    10.89     1996 Stock Option Plan Agreement, dated May 16, 1996, between Joe
              L. Roby and the Registrant.

    10.90     Donaldson, Lufkin & Jenrette, Inc. 1996 Incentive Compensation
              Plan. (Incorporated herein by reference to Annex B of the Company's Proxy Statement on Schedule 14 A).

    11.1      Statement re: computation of basic earnings per share.                  85

    11.2      Statement re: computation of diluted earnings per share.                86

    12.1      Computation of ratio of earnings to fixed charges and ratio of
              earnings to combined fixed charges and preferred stock dividends.       87


    21.1 Subsidiaries of the Registrant (Incorporated by reference to the corresponding Exhibit on Form 10Q for the period ended June 30,
              1997).

    23.1      Consent of KPMG Peat Marwick LLP.                                       89

    27        Financial Data Schedule.                                                90