Form 10-Q
period 1998-03-31
DONALDSON LUFKIN & JENRETTE INC /NY/
filed 1998-05-14
CIK 29646

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 ---                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 1998

                                       or
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
 ---                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from        to
                                                ------    ------
                         Commission file number 1-6862
 ---
                       DONALDSON, LUFKIN & JENRETTE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      13-1898818
----------------------------------------     ----------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

   277 Park Avenue, New York, New York                     10172
----------------------------------------     ----------------------------------
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

As of May 7, 1998, the latest practicable date, there were 117,282,968 shares of Common Stock, $0.10 par value, outstanding.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                               TABLE OF CONTENTS



Part I FINANCIAL INFORMATION

                                                                                  Page Number
                                                                                  -----------
     Item 1. Financial Statements


               Condensed Consolidated Statements of Financial Condition at
               March 31, 1998 and December 31, 1997 (Unaudited).................       3

               Condensed Consolidated Statements of Income for the three months
               ended March 31, 1998 and 1997 (Unaudited)........................       5

               Condensed Consolidated Statements of Changes in Stockholders'
               Equity for the year ended December 31, 1997 and the three months
               ended March 31, 1998 (Unaudited).................................       6

               Condensed Consolidated Statements of Cash Flows for the three
               months ended March 31, 1998 and 1997 (Unaudited).................       7

               Notes to Condensed Consolidated Financial Statements (Unaudited)        9

     Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations............................................      14

Part II OTHER INFORMATION

     Item 1. Legal Proceedings..................................................      21

     Item 5. Other Information..................................................      22

     Item 6. Exhibits and Reports on Form 8-K...................................      23

             Signature..........................................................      24


PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

      Condensed Consolidated Statements of Financial Condition (Unaudited)
                (In thousands, except share and per share data)


                                                            March 31,    December 31,
                                                              1998          1997
                                                          -----------   -------------
                       ASSETS

Cash and cash equivalents .............................   $   247,430   $   273,164
Cash and securities segregated for regulatory purposes
 or deposited with clearing organizations .............     1,261,100       832,093
Collateralized short-term agreements:
   Securities purchased under agreements to resell ....    21,094,329    22,628,782
   Securities borrowed ................................    21,618,273    20,598,639
Receivables:
   Customers ..........................................     4,469,945     4,397,668
   Brokers, dealers and other .........................     4,307,416     3,162,970
Financial instruments owned, at value:
   U.S. government and agency .........................     7,006,609     6,834,996
   Corporate debt .....................................     5,825,539     5,577,023
   Foreign sovereign debt .............................     3,326,130     1,624,235
   Mortgage whole loans ...............................     1,160,929     1,555,685
   Equity and other ...................................     1,363,320       943,782
   Long-term corporate development investments ........       495,860       315,774
Office facilities, at cost, (net of accumulated
  depreciation and amortization of $234,328 and
  $216,230, respectively) .............................       401,813       388,677
Other assets and deferred amounts .....................     1,485,326     1,372,357
                                                          -----------   -----------

Total Assets ..........................................   $74,064,019   $70,505,845
                                                          ===========   ===========















    See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

     Condensed Consolidated Statements of Financial Condition (Unaudited)
                (In thousands, except share and per share data)

                                                                      March 31,    December 31,
                                                                        1998           1997
                                                                     ------------  ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Commercial paper and short-term borrowings ........................   $ 2,529,779   $ 1,418,757
Collateralized short-term financings:
     Securities sold under agreements to repurchase ...............    34,769,279    36,006,656
     Securities loaned ............................................     8,655,428     7,687,416
Payables:
     Customers ....................................................     5,118,215     5,071,653
     Brokers, dealers and other ...................................     3,813,067     2,491,115
Financial instruments sold not yet purchased, at value:
     U.S. government and agencies .................................     8,632,856     7,671,498
     Corporate debt ...............................................       833,470       854,155
     Foreign sovereign debt .......................................       388,602       553,852
     Equities & other .............................................     1,683,388     1,376,395
Accounts payable and accrued expenses .............................     1,824,053     2,119,131
Other liabilities .................................................       798,714       741,870
                                                                      -----------   -----------

                                                                       69,046,851    65,992,498
                                                                      -----------   -----------

Long-term borrowings ..............................................     2,419,740     2,251,857
                                                                      -----------   -----------

            Total liabilities .....................................    71,466,591    68,244,355
                                                                      -----------   -----------

Company-obligated mandatorily redeemable preferred securities
     of subsidiary trust holding solely debentures of the Company .       200,000       200,000
                                                                      -----------   -----------

Stockholders' Equity:
     Preferred stock, 50,000,000 shares authorized:
         Series A Preferred Stock, at $50.00 per share liquidation
            preference (4,000,000 shares issued and outstanding) ..       200,000       200,000
         Series B Preferred Stock, at $50.00 per share liquidation
            preference (3,500,000 shares  issued and outstanding) .       175,000            --
     Common stock ($0.10 par value; 300,000,000 shares
         authorized; 116,926,356 and 111,852,762 shares issued
         and outstanding, respectively) ...........................        11,693        11,185
     Restricted stock units (10,358,294 units authorized; 2,082,876
         and 6,562,414 units issued and outstanding, respectively)         21,339        67,255
     Paid-in capital ..............................................       526,435       440,926
     Retained earnings ............................................     1,459,619     1,338,220
     Accumulated other comprehensive income .......................         3,342         3,904
                                                                      -----------   -----------

            Total stockholders' equity ............................     2,397,428     2,061,490
                                                                      -----------   -----------

Total Liabilities and Stockholders' Equity ........................   $74,064,019   $70,505,845
                                                                      ===========   ===========


    See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

            Condensed Consolidated Statements of Income (Unaudited)
                     (In thousands, except per share data)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                               1998         1997
                                                                            ----------   ----------

Revenues:
     Commissions ........................................................   $  198,524   $  168,350
     Underwritings ......................................................      320,799      173,920
     Fees ...............................................................      255,371      146,132
     Interest, net of interest to finance U.S. government, agency and
        mortgage-backed securities of $766,071 and $613,877, respectively      564,789      319,728
     Principal transactions-net:
        Trading .........................................................      104,303      156,318
        Investment ......................................................       41,298          847
     Other ..............................................................        8,337       16,108
                                                                            ----------   ----------

         Total revenues .................................................    1,493,421      981,403
                                                                            ----------   ----------


Costs and Expenses:
     Compensation and benefits ..........................................      644,084      423,449
     Interest ...........................................................      373,866      218,171
     Brokerage, clearing, exchange fees and other .......................       56,321       58,480
     Occupancy and equipment ............................................       59,434       39,970
     Communications .....................................................       19,501       13,844
     Other operating expenses ...........................................      122,965       83,489
                                                                            ----------   ----------

         Total costs and expenses .......................................    1,276,171      837,403
                                                                            ----------   ----------

Income before provision for income taxes ................................      217,250      144,000
                                                                            ----------   ----------

Provision for income taxes ..............................................       83,100       57,600
                                                                            ----------   ----------

Net income ..............................................................   $  134,150   $   86,400
                                                                            ==========   ==========

Dividends on preferred stock ............................................   $    5,443   $    3,234
                                                                            ==========   ==========

Earnings applicable to common shares ....................................   $  128,707   $   83,166
                                                                            ==========   ==========

Earnings per share (after giving effect to the stock split):
     Basic ..............................................................   $     1.12   $     0.76
     Diluted ............................................................   $     1.00   $     0.69
                                                                            ==========   ==========

Weighted average common shares (after giving effect to the stock split):
     Basic ..............................................................      115,088      108,860
     Diluted ............................................................      128,794      120,976
                                                                            ==========   ==========


    See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                  (Unaudited)

For the Year Ended December 31, 1997 and the Three Months Ended March 31, 1998
                     (In thousands, except per share data)

                                                                                                   Accumulated
                                                               Restricted                             Other
                                          Preferred   Common     Stock      Paid-in     Retained  Comprehensive
                                            Stock      Stock     Units      Capital     Earnings     Income       Total
                                           --------   -------   --------    --------   ----------    -------    -----------
Balances at December 31, 1996 ..........   $200,000   $10,659   $104,167    $360,660   $  969,856    $ 1,897    $ 1,647,239

Net income .............................       --        --         --          --        408,250       --          408,250
Dividends:
   Common stock ($0.25 per share) ......       --        --         --          --        (27,742)      --          (27,742)
   Preferred stock .....................       --        --         --          --        (12,144)      --          (12,144)
Common stock issued upon the
    exercise of stock options,
    including related tax benefits .....       --          30       --         6,428         --         --            6,458
Conversion of restricted stock
   units to common stock,
   including related tax benefits ......       --         358    (36,756)     45,041         --         --            8,643
Forfeiture of restricted stock units ...       --        --         (156)        156         --         --             --
Conversion of debentures ...............       --         138       --        28,641         --         --           28,779
Translation adjustment .................       --        --         --          --           --        2,007          2,007
                                           --------   -------   --------    --------   ----------    -------    -----------

Balances at December 31, 1997 ..........   $200,000   $11,185   $ 67,255    $440,926   $1,338,220    $ 3,904    $ 2,061,490

Net income .............................       --        --         --          --        134,150       --          134,150
Dividends:
   Common stock ($0.0625 per
      share) ...........................       --        --         --          --         (7,308)      --           (7,308)
   Preferred stock .....................       --        --         --          --         (5,443)      --           (5,443)
Issuance of Series B Preferred
   Stock ...............................    175,000      --         --          --           --         --          175,000
Common stock issued upon the
   exercise of  stock options, including
   related tax benefits ................       --          60       --        14,614         --         --           14,674
Conversion of restricted stock
   units to common stock,
   including related tax benefits ......       --         448    (45,891)     70,870         --         --           25,427
Forfeiture of restricted stock units ...       --        --          (25)         25         --         --             --
Translation adjustment .................       --        --         --          --           --         (562)          (562)
                                           --------   -------   --------    --------   ----------    -------    -----------

Balances at March 31, 1998 .............   $375,000   $11,693   $ 21,339    $526,435   $1,459,619    $ 3,342    $ 2,397,428
                                           ========   =======   ========    ========   ==========    =======    ===========






    See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

               For the three months Ended March 31, 1998 and 1997

                                                                             1998           1997
                                                                          -----------    -----------
Cash flows from operating activities:
  Net income ..........................................................   $   134,150    $    86,400
                                                                          -----------    -----------
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
      Depreciation and amortization ...................................        19,980         12,062
      Deferred taxes ..................................................        21,798         28,019
     Increase in unrealized (appreciation) depreciation of long-term
         corporate development investments ............................        (5,750)         3,436
                                                                          -----------    -----------
                                                                              170,178        129,917
   (Increase) decrease in operating assets:
      Cash and securities segregated for regulatory
         purposes or deposited with clearing organizations ............      (429,007)      (149,417)
      Securities purchased under agreements to resell .................      (232,880)    (5,437,843)
      Securities borrowed .............................................    (1,019,634)    (3,924,802)
      Receivables from customers ......................................       (72,277)      (240,662)
      Receivables from brokers, dealers and other .....................    (1,144,446)       718,460
      Financial instruments owned, at value ...........................    (2,146,806)    (1,647,890)
      Other assets ....................................................       (94,893)        16,744
   Increase (decrease) in operating liabilities:
      Securities sold under agreements to repurchase ..................       232,880      5,437,843
      Securities loaned ...............................................       968,012      1,390,658
      Payables to customers ...........................................        46,562        109,088
      Payables to brokers, dealers and other ..........................     1,321,952       (150,782)
      Financial instruments sold not yet purchased, at value ..........     1,082,416        907,230
      Accounts payable and accrued expenses ...........................      (295,078)      (482,011)
      Other liabilities and deferred amounts ..........................        87,517        (36,901)
      Translation adjustment ..........................................          (562)           611
                                                                          -----------    -----------

Net cash used in operating activities .................................   $(1,526,066)   $(3,359,757)
                                                                          -----------    -----------






















    See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

               For the Three Months Ended March 31, 1998 and 1997


                                                                             1998            1997
                                                                         -------------   ------------

Cash flows from investing activities:
 Net (payments for) proceeds from:
     Purchases of long-term corporate development investments .........   $  (219,231)   $   (37,928)
     Sales of long-term corporate development investments .............        44,895         10,957
     Office facilities ................................................       (31,666)       (34,784)
     Other assets .....................................................       (40,320)       (57,785)
                                                                          -----------    -----------

Net cash used in investing activities .................................      (246,322)      (119,540)
                                                                          -----------    -----------

Cash flows from financing activities:
 Net proceeds from (payments for):
     Short-term financings ............................................     1,408,098      3,432,167
     Senior notes .....................................................       148,401           --
     Subordinated revolving credit agreement ..........................          --           75,000
     Structured notes .................................................        23,895         (4,817)
     Other long-term debt .............................................        (4,691)        23,155
     Dividends ........................................................       (12,751)       (10,047)
     Issuance of Series B preferred stock .............................       175,000           --
     Exercise of stock options ........................................         8,702           --
                                                                          -----------    -----------

Net cash provided by financing activities .............................     1,746,654      3,515,458
                                                                          -----------    -----------

Increase (decrease) in cash and cash equivalents ......................       (25,734)        36,161

Cash and cash equivalents at beginning of period ......................       273,164        158,831
                                                                          -----------    -----------

Cash and cash equivalents at end of period ............................   $   247,430    $   194,992
                                                                          ===========    ===========















    See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 1998


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

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted. These condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the condensed consolidated financial position and results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 1997 included on Form 10-K filed by the Company under the Securities Exchange Act of 1934.

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to prior year financial statements to conform to the 1998 presentation.

On January 1, 1998, all provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" were effective. The Financial Accounting Standards Board ("FASB") deferred until that date certain provisions of SFAS No. 125 relating to secured borrowings and collateral, repurchase agreements, securities lending and other similar transactions. The impact of adopting the deferred provisions of SFAS No. 125 was not material to the Company's condensed consolidated statement of financial condition.

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. Total comprehensive income measures all changes in stockholders' equity resulting from transactions of the period, other than transactions with stockholders.

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (the "SOP"). The SOP requires that certain costs related to the development or purchase of software for internal use be capitalized. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998 and should be applied prospectively, however, earlier application is encouraged. The Company adopted the provisions of the SOP effective January 1, 1998. The adoption of the SOP did not have a material impact on the Company's condensed consolidated financial statements.

2.   Common Stock Split

In February 1998, the Board of Directors declared a two-for-one stock split (the "stock split") of the Company's common stock, subject to stockholder approval, to increase the number of authorized common shares. In April 1998, the stockholders approved an amendment to the Company's Certificate of Incorporation whereby the amount of total authorized shares of common stock was increased to 300 million shares and the amount of total authorized shares of preferred stock was increased to 50 million. The stock split was effected in the form of a 100% stock dividend to stockholders of record on April 27, 1998, and was paid on May 11, 1998. The par value of the common stock remained at $.10 per share. Accordingly, an adjustment from paid-in capital to common stock was made to preserve the value of the post-split shares. All common share, per common share, restricted stock unit and option data have been restated for the effect of the stock split in the accompanying condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)


3.   Income Taxes

Income taxes for interim period condensed consolidated financial statements have been accrued using the Company's estimated effective tax rate. Effective January 1, 1997, Equitable's ownership for tax purposes declined to under 80% and therefore, the Company will file its own U.S. consolidated Federal income tax return separate and apart from Equitable. There were no Federal income taxes paid for the three months ended March 31, 1998. Net Federal income tax equivalents paid to Equitable were $7.1 million during the three months ended March 31, 1997.

4.   Borrowings

Short-term borrowings are generally demand obligations, at interest rates approximating Federal fund rates from banks and other financial institutions. Such borrowings are generally used to finance securities inventories, to facilitate the financial instruments settlement process and to finance financial instruments purchased by customers on margin. In January 1998, the Company commenced a $1.0 billion commercial paper program. Obligations issued thereunder (the "Notes") are exempt from registration under the Securities Act of 1933, as amended. The Notes rank pari passu with the Company's other unsecured and unsubordinated indebtedness. At March 31, 1998, the Company had $194.2 million of Notes outstanding under this program which are included in short-term borrowings on the accompanying condensed consolidated statement of financial condition.

Long-term borrowings, including current maturities of $39.6 million and $32.8 million at March 31, 1998 and December 31, 1997, respectively, consist of the following:




                                                                   March 31,   December 31,
                                                                      1998         1997
                                                                  ----------   ------------
                                                                      (In thousands)
Senior notes, 6 7/8% due in 2005 ..............................   $  497,565   $  497,484
Senior notes, 6 1/2% due in 2008 ..............................      148,409         --
Senior subordinated revolving credit agreement due in 2000 ....      325,000      325,000
Subordinated exchange notes, 9.58%  due in 2003 ...............      225,000      225,000
Medium-term notes, 5.625%-6.90%  due various dates through 2016      697,387      697,310
Global floating rate notes, due in 2002 .......................      348,021      347,909
Structured notes ..............................................      147,593      123,698
Other .........................................................       30,765       35,456
                                                                  ----------   ----------
      Total long-term borrowings ..............................   $2,419,740   $2,251,857
                                                                  ==========   ==========

In March 1998, the Company issued $150 million of 6 1/2% Senior Notes which mature on April 1, 2008.

Subordinated exchange notes due in 2003 include $20.0 million due to a subsidiary of Equitable at March 31, 1998.

Structured notes are customized financing instruments in which the amount of interest or principal paid on the debt obligation is linked to the return on specific cash instruments, primarily foreign sovereign debt. The notes, most of which carry a zero coupon, mature at various dates through 2012.

The Company maintains a $2.0 billion revolving credit facility with various banks, of which $1.0 billion may be unsecured. There were no borrowings outstanding under this agreement at March 31, 1998.

Interest paid on all borrowings and financing arrangements amounted to $1.1 billion and $758.5 million for the three months ended March 31, 1998 and 1997, respectively.

5.   Long-term Corporate Development Investments

Long-term corporate development investments represent the Company's involvement in private debt and equity investments which generally have no readily available market or may otherwise be restricted as to resale under the Securities Act of 1933, as amended. Accordingly, these investments are carried at estimated fair value as

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)


determined by the Finance Committee of the Board of Directors. The cost of these investments was $497.5 million and $323.2 million at March 31, 1998 and December 31, 1997, respectively. The increase in net unrealized appreciation (depreciation) for the three months ended March 31, 1998 and 1997 amounted to $5.8 million and $(3.4) million, respectively. Changes in unrealized appreciation (depreciation) arising from changes in fair value or upon realization are reflected in revenues, principal transactions-net, investment in the condensed consolidated statements of income.

6.   Net Capital

The Company's principal wholly-owned subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"), is a registered broker-dealer, a registered futures commission merchant and member firm of The New York Stock Exchange, Inc. (the "NYSE") and, accordingly, is subject to the minimum net capital requirements of the Securities and Exchange Commission, NYSE and the Commodities Futures Trading Commission. As such, it is subject to NYSE's net capital rule which conforms to the Uniform Net Capital Rule pursuant to rule 15c3-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the required net capital, as defined, shall not be less than two percent of aggregate debit balances arising from customer transactions, as defined, or four percent of segregated funds, as defined, whichever is greater. The NYSE may also require a member firm to reduce its business if its net capital is less than four percent of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit balances. At March 31, 1998, DLJSC's net capital of approximately $815.1 million was 16 percent of aggregate debit balances and in excess of the minimum requirement by approximately $705.1 million.

Certain of the Company's London-based broker-dealer subsidiaries are subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Other U.S. and foreign broker-dealer subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At March 31, 1998, the Company and its broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

7.   Earnings Per Share

Basic and diluted earnings per common share amounts have been calculated by dividing earnings applicable to common shares (net income less preferred dividends) by the weighted average common shares outstanding. Diluted earnings per common share also include the dilutive effects of shares of common stock issuable under the Restricted Stock Unit Plan and options under the treasury stock method. All earnings per share amounts have been restated for the effect of the stock split.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations at March 31:



                                               1998                 1997
                                        ------------------  --------------------
                                        Income     Shares     Income     Shares
                                        ------     ------     ------     -------
                                                    (In thousands)

Basic EPS
Earnings applicable to common shares   $128,707    115,088   $ 83,166    108,860

Effect of Dilutive Securities:
   Restricted stock units ..........       --        3,566       --        7,898
   Stock options ....................      --       10,140       --        4,218
                                       --------   --------   --------   --------
Diluted EPS .........................  $128,707    128,794   $ 83,166    120,976
                                       ========   ========   ========   ========

8.   Stockholders' Equity

In January 1998, the Company issued 3.5 million shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series B, with a liquidation preference of $50 per share ($175.0 million aggregate liquidation value). Dividends are payable quarterly at a rate of 5.30% per annum, subject to adjustment after January 2003.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)


In February 1998, approximately 4.4 million restricted stock units (after giving effect to the stock split) vested and were converted into the Company's common stock from the authorized and unissued shares. Approximately 1.95 million of such shares (after giving effect to the stock split) were deposited in a grantor trust pursuant to the Executive Deferred Compensation Plan.

9.   Comprehensive Income

The components of comprehensive income for the three months ended March 31, 1998 and 1997 are as follows:

                                              Three Months Ended
                                                    March 31,
                                               1998         1997
                                            ----------    ---------
                                                 (In thousands)
Net income ...............................   $ 134,150    $  86,400
  Other comprehensive income:
  Foreign currency translation adjustments        (562)         611
                                             ---------    ---------
Total comprehensive income ...............   $ 133,588    $  87,011
                                             =========    =========

10.  Derivative Financial Instruments

The Company enters into certain contractual agreements referred to as derivatives or off-balance sheet financial instruments involving options, forwards and futures. Substantially all of the Company's activities related to derivatives are, by their nature, trading activities which are primarily for the purpose of customer accommodations. The Company's derivative activities consist of writing over-the-counter ("OTC") options to accommodate its customers' needs, trading in forward contracts in U.S. government and agency issued or guaranteed securities and in futures contracts on equity-based indices, interest rate instruments and currencies and issuing structured products based on emerging market debt, other financial instruments and indices. The Company's involvement in swap contracts and commodity derivative instruments is not significant. Although the Company may enter into certain derivative instruments to provide an economic hedge against certain risks, all realized and unrealized gains and losses on these instruments are recorded currently in the condensed consolidated statements of income.

Accounting Policies for Derivatives
Changes in unrealized gains or losses as well as realized gains and losses at settlement on all derivative instruments (options, forward and futures contracts) are included in the condensed consolidated statements of income in principal transactions-net, trading. Related offsetting amounts are presented as receivables or payables from brokers, dealers and other in the condensed consolidated statements of financial condition. Fair value of certain options includes the unamortized premiums which are deferred and are included in payables to brokers, dealers and other in the condensed consolidated statements of financial condition. Such premiums are recognized over the life of the option contracts on a straight-line basis. Cash flows from derivative instruments are presented as operating activities in the condensed consolidated statements of cash flows.

The Company also enters into swap transactions as an end-user for non-trading purposes to modify the interest rate exposure on certain debt obligations. Such transactions are accounted for on an accrual basis. Under the accrual basis, the net amount to be received or paid under the swap agreement is accrued as part of interest expense in the condensed consolidated statements of income.

Options contracts are typically written for a duration of less than 13 months. The notional (contract) values of written options contracts outstanding was approximately $6.7 billion and $5.4 billion at March 31, 1998 and December 31, 1997, respectively. Such options contracts are substantially covered by various financial instruments that the Company has purchased or sold on a proprietary basis.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)


The notional amounts of forward and futures contracts are treated as off-balance sheet items. The notional contract and market values of such contracts at March 31, 1998 and December 31, 1997, were as follows:

                                                       March 31, 1998   December 31, 1997
                                                       --------------   -----------------
                                                   Purchases   Sales    Purchases   Sales
                                                   ---------  -------   ---------  ------
                                                       (In millions)       (In millions)
Forward Contracts
 (Notional Contract Value) .......................   $23,288   $23,555   $18,366   $27,028
                                                     =======   =======   =======   =======

Futures Contracts and Options on Futures contracts
   (Notional Market Value) .......................   $ 1,210   $ 2,117   $   988   $ 2,767
                                                     =======   =======   =======   =======


11.  Commitments and Contingencies

At March 31, 1998, the Company was contingently liable for unsecured letters of credit of approximately $209.5 million.

The Company has outstanding commitments, expiring on March 16, 2000, to provide financings to third parties in the total amount of $150.0 million which would be secured by mortgage loans on real estate properties. At March 31, 1998, unfunded commitments outstanding under this facility amounted to $78.4 million. In addition, the Company enters into commitments to extend credit in connection with the origination and syndication of senior bank debt of non-investment grade borrowers. At March 31, 1998, unfunded senior bank loan commitments outstanding amounted to $440.5 million.

The Company has commitments to invest on a side by side basis with merchant banking partnerships in the amount of $843.8 million at December 31, 1997.

As a securities broker and dealer, risk is an inherent part of the Company's business activities. The principal types of risks involved in the Company's activities are market risk, credit or counterparty risk and transaction risk. The Company has developed an infrastructure designed to control, monitor and manage each type of risk. For a further discussion of these matters, refer to Notes 8, 9 and 10 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

12.  Legal Proceedings

     Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. With respect to the litigation in the National Gypsum case, DLJSC has appealed the Bankruptcy Court's ruling in January 1998 that the State Court plaintiff's claims were not barred by the NGC plan of reorganization insofar as they alleged nondisclosure of certain cost reductions.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the consolidated results of operations and financial condition of Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries (the "Company") should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included elsewhere herein, and with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1997 Annual Report on Form 10-K.

BUSINESS ENVIRONMENT

     The Company's principal business activities, investment and merchant banking, securities sales and trading and correspondent brokerage services are, by their nature, highly competitive and subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity. Consequently, the Company's net income and revenues have been and are likely to continue to be, subject to wide fluctuations, reflecting the impact of many factors beyond the Company's control including securities market conditions, the level and volatility of interest rates, competitive conditions and the size and timing of transactions.

The favorable market conditions that existed throughout most of 1997 continued through the first quarter of 1998. Despite continued uncertainty relating to the Asian financial crisis, the U.S. financial markets remained robust. U.S. interest rates remained low, with the last increase by the U.S. Federal Reserve Board occurring in March 1997. Continued merger and acquisition activity combined with the low U.S. interest rates resulted in record levels of debt and equity underwritings. More than $472.6 billion in stocks and bonds were issued in the U.S. in the first quarter of 1998 compared with $372.5 billion for the prior quarter. Trading activity on the major exchanges continued their bullish ascent in March amid strong advances in all major market indices. The Dow Jones Industrial Average, Standard & Poor's 500 Index and NASDAQ Composite increased 11.3%, 13.5% and 16.9%, respectively for the quarter.

Global financial market conditions were generally favorable during the quarter. European interest rates and currencies have stabilized in anticipation of economic and monetary union ("EMU"). However, U.S. interest rate policy will continue to be a primary factor in determining whether the European capital markets will remain buoyant.

RECENT DEVELOPMENTS

     In January 1998, the Company issued 3.5 million shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series B, with a liquidation preference of $50 per share ($175.0 million aggregate liquidation value).

     In March 1998, the Company issued $150 million of 6 1/2% Senior Notes due 2008.

     In February 1998, the Board of Directors declared a two-for-one stock split (the "stock split") of the Company's common stock, subject to stockholder approval to increase the number of authorized common shares. In April 1998, the stockholders approved an amendment to the Company's Certificate of Incorporation whereby the amount of total authorized shares of common stock was increased to 300 million shares and the amount of total authorized shares of preferred stock was increased to 50 million. The stock split was effected in the form of a 100% stock dividend to stockholders of record on April 27, 1998, and was paid on May 11, 1998. The par value of the common stock remained at $.10 per share. All common share, per common share, restricted stock unit and option data have been restated for the effect of the stock split in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997

     Total revenues for the quarter ended March 31, 1998 were $1.49 billion, an increase of $512.0 million or 52.2% over the quarter ended March 31, 1997. Revenues increased due primarily to an increase in net interest income, equity underwriting, principal transactions and fees.

     Commission revenues increased by $30.2 million or 17.9% to $198.5 million due to increased business in all areas and is generally consistent with the overall growth in listed share volume on major equity exchanges.

     Underwriting revenues increased by $146.9 million or 84.5% to $320.8 million. The Company and the industry experienced increases in equity, fixed income and high yield underwriting during the first quarter of 1998. Among the offerings, the Company completed the first high-yield offering denominated in ECU/EURO and the largest ever offerings denominated in British Pounds Sterling and German Deutsche Marks.

     Fee revenues increased by $109.2 million or 74.8% to $255.4 million. Overall, merger and acquisition, asset management and other advisory services activities increased during the first quarter of 1998.

     Interest, net of interest expense to finance U.S. government, agency and mortgage-backed securities, increased by $245.1 million or 76.6% to $564.8 million. Higher levels of fixed-income securities in the Company's Fixed Income and Emerging Markets business accounted for more than half of the increase. The remaining increase was due to increased margin balances and stock loan/borrowed business at Pershing.

     Principal transactions-net, trading revenues decreased by $52.0 million or 33.3% to $104.3 million primarily from an emerging markets trading strategy whereby profits are realized as net interest revenues rather than as trading gains.

     Principal transactions-net, investment revenues increased by $40.5 million to $41.3 million. Realized gains on investments were $35.5 million. Net unrealized carrying values increased by $5.8 million, which includes the elimination of net unrealized depreciation of $4.4 million on investments sold and an increase in net unrealized appreciation of $1.4 million on retained investments.

     Total costs and expenses for the first quarter of 1998 were $1.28 billion, an increase of $438.8 million or 52.4% over the first quarter of 1997 due to continued expansion of the Company's domestic and international operations. During the first quarter of 1998, the Company launched an international equities group, opened an office in Moscow and established a European high-yield business in London. In addition, the Investment Banking Group expanded coverage in the financial services, technology and telecommunication industries.

     Compensation and benefits increased $220.6 million or 52.1% to $644.1 million. Incentive and production-related compensation increased by 54.9% in 1998 due to higher revenues and operating results. In addition, the first quarter of 1998 includes a $29 million one-time provision for costs associated primarily with the Company's plans for significant expansion in Europe. Base compensation, including benefits and all payroll taxes, increased by 43.7% due to expansion in various business groups. At March 31, 1998, full-time personnel totaled 7,377 compared to 6,046 at March 31, 1997, an increase of 1,331 or 22.0%.

     Interest expense increased $155.7 million or 71.4% to $373.9 million. Most of this increase was related to the financing of expanded levels of inventory of fixed-income related products including foreign local fixed-income securities as well as increased business activity at Pershing.

     All other expenses, as noted below, increased by $62.4 million or 31.9% to $258.2 million for the first quarter of 1998.

     Brokerage, clearing, exchange fees and other expenses decreased by $2.2 million due to decreased transaction fee payments. Occupancy and equipment costs increased by $19.5 million as a result of the expansion of the Company's principal office in the U.S. and the expansion of the Company's other domestic and overseas offices. Communications costs increased by $5.7 million due to expanded facilities and growth in professional staff. All other operating expenses increased by $39.5 million. Included therein are professional fees, travel and entertainment, and printing and stationery which increased due to an overall increase in the level of business activity. Data processing costs increased due to expansion of the Company's international operations and the implementation and development of new systems. In addition, these costs increased due to the overhaul of the on-line customer trading and information system for the Company's correspondent brokerage network as well as costs relating to the Year 2000 project.

     The Company's income tax provision for the first quarter of 1998 and 1997 was $83.1 million and $57.6 million, respectively, which represented a 38.25% and 40% effective tax rate, respectively. The decrease in the effective tax rate is attributable to lower state and local taxes and the utilization of foreign tax credits.

     Net income for the quarter ended March 31, 1998 was a record $134.2 million, up $47.8 million or 55.3% from the comparable 1997 period. Basic and diluted earnings per common share after giving effect to the stock split, using the treasury stock method were $1.12 and $0.76 and $1.00 and $0.69 for the first quarter of 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's assets are highly liquid with the majority consisting of securities inventories and collateralized receivables, both of which fluctuate depending on the levels of proprietary trading and customer business. Such collateralized receivables consist primarily of resale agreements and securities borrowed, both of which are secured by U.S. government and agency securities, and marketable corporate debt and equity securities. In addition, the Company has significant receivables from customers, brokers and dealers which turn over frequently. As a securities dealer, the Company may carry significant levels of trading inventories to meet client needs. As such, the Company's total assets or the individual components of total assets vary significantly from period to period because of changes relating to customer needs, economic and market conditions and proprietary trading strategies. A relatively small percentage of total assets is fixed or held for a period of longer than one year. The Company's total assets at March 31, 1998 and December 31, 1997 were $74.1 billion and $70.5 billion, respectively.

     The majority of the Company's assets are financed through daily operations by repurchase agreements, financial instruments sold not yet purchased, securities loaned, bank loans, and through payables to brokers and dealers. Short-term funding is generally obtained at rates related to Federal funds, LIBOR and money market rates. Other borrowing costs are negotiated depending upon prevailing market conditions. The Company monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowings.

     The Company maintains a $2.0 billion credit facility with various banks, of which $1.0 billion may be unsecured.

     Certain of the Company's businesses are capital intensive. In addition to normal operating requirements, capital is required to cover financing and regulatory charges on securities inventories, merchant banking investments and investments in fixed assets. The Company's overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated needs of its business units as well as the regulatory capital requirements of subsidiaries. Based upon these analyses, management believes that the Company's debt and equity base is adequate for current operating levels. The Company has been active in raising additional long-term financing, including extending the maturity of its senior subordinated revolving credit agreement of $325 million. In addition, the Company issued $150 million of 6 1/2% Senior Notes due 2008 in March 1998.

     The Company issues structured notes which are customized financing instruments in which the amount of interest or principal paid on the debt obligation is linked to the return on specific cash market financial instruments, primarily foreign sovereign debt. At March 31, 1998 and December 31, 1997, the Company had issued long-term structured notes with principal amounts of $147.6 million and $123.7 million outstanding, respectively. The Company covers its obligations on structured notes primarily by purchasing and selling the financial instruments to which the value of its structured notes are linked.

     In January 1998, the Company issued 3.5 million shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series B, with a liquidation preference of $50 per share ($175.0 million aggregate liquidation value).

     In January 1998, the Company commenced a $1.0 billion commercial paper program. Obligations issued thereunder (the "Notes") are exempt from registration under the Securities Act of 1933, as amended. The Notes rank pari passu with the Company's other unsecured and unsubordinated indebtedness. At March 31, 1998, the Company had $194.2 million of Notes outstanding under this program.

The Company's current credit ratings of its long-term debt and commercial paper are as follows:

                                      Long-Term Debt      Commercial Paper
                                      --------------      ----------------
         Duff & Phelps                      A                    -
         Fitch IBCA                         A                   F-1
         Moody's                            A3                  P-2
         Standard & Poors                   A-                  A-2
         Thomson Bank Watch                 A+                 TBW-1

     The Company's principal wholly-owned subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") is subject to the capital requirements of the Securities and Exchange Commission, the New York Stock Exchange, Inc., the Commodities Futures Trading Commission and the Chicago Board of Trade, all of which should ensure the general capital adequacy and liquidity of broker-dealers and/or futures commission merchants. DLJSC has consistently maintained capital substantially in excess of the minimum requirements of such capital rules. At March 31, 1998, DLJSC had aggregate regulatory "net capital," after adjustments required by Rule 15c3-1 under the Securities Exchange Act of 1934, of approximately $815.1 million, which exceeded minimum net capital requirements by $705.1 million and which exceeded the net capital required by DLJSC's most restrictive debt covenants by $439.2 million. Certain of the Company's London-based broker-dealer subsidiaries are subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Other U.S. and foreign broker-dealer subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At March 31, 1998, the Company and its broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

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

Three Months Ended March 31, 1998 and 1997

     Cash and cash equivalents at March 31, 1998 and 1997, totaled $247.4 million and $195.0 million, respectively. This represents a decrease of $25.7 million for the three months ended March 31, 1998 and an increase of $36.2 million for the three months ended March 31, 1997.

     Cash used in operating activities totaled $1.5 billion and $3.4 billion for the three months ended March 31, 1998 and 1997, respectively, and reflects primarily an increase in operating assets. In the first three months of 1998, there were increases in assets including trading inventories of $2.1 billion, receivables from brokers, dealers and other of $1.1 billion and securities borrowed of $1.0 billion. These increases were partially offset by increases in liabilities including payables to brokers, dealers and other of $1.3 billion and financial instruments sold not yet purchased of $1.1 billion. In the first three months of 1997, there were increases in assets including securities borrowed of $3.9 billion and trading inventories of $1.6 billion. These increases were partially offset by increases in securities loaned of $1.4 billion and financial instruments sold not yet purchased of $0.9 billion.

     For the three months ended March 31, 1998 and 1997, cash of $246.3 million and $119.5 million, respectively, was used in investing activities. These generally consist of purchases of long-term corporate development investments and office facilities. Additionally, in 1997, cash was used for the purchase of net assets related to the Phoenix acquisition.

     For the first three months of 1998 and 1997, net cash provided by financing activities totaled $1.7 billion and $3.5 billion, respectively, of which, $1.4 billion and $3.4 billion was provided by short-term financings (principally repurchase agreements). Additionally, in 1998, $175.0 million was provided from the issuance of Series B preferred stock.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company's derivative activities are not as extensive as many of its competitors. Instead, the Company has focused its derivative activities on writing over-the-counter ("OTC") options contracts to accommodate its customers' needs, trading in forward contracts in U.S. government and agency issued or guaranteed securities, trading in futures contracts on equity-based indices, interest rate instruments and foreign currencies, and issuing structured products based on emerging market debt, other financial instruments and indices. The Company's involvement in swap contracts and commodity derivative instruments is not significant. As a result, the Company's involvement in derivative products is related primarily to revenue generation through the provision of products to its clients as opposed to covers of the Company's own positions.

      Options Contracts:

     Options contracts are typically written for a duration of less than 13 months. Revenues from these activities (net of related interest expenses) were approximately $15.1 million and $9.6 million for the three months ended March 31, 1998 and 1997, respectively. Option writing revenues are primarily from the amortization of option premiums.

     The notional value of written options contracts outstanding was approximately $6.7 billion and $9.3 billion at March 31, 1998 and 1997, respectively. Such written options contracts are substantially covered by various financial instruments that the Company has purchased or sold as principal. The overall decrease in the notional value of all options was due primarily to decreases in customer activity related to foreign sovereign debt securities.

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

     Net trading losses on forward contracts were $20.9 million and $29.3 million and net trading gains (losses) on futures contracts were $(27.0) million and $5.7 million for the three months ended March 31, 1998 and 1997, respectively.

The notional contract and market values of the forward and futures contracts at March 31, 1998 and 1997 were as follows:


                                                   March 31, 1998        March 31, 1997
                                                   --------------        --------------
                                                 Purchases   Sales    Purchases    Sales
                                                 ---------   -----    ---------    -----
                                                                (In millions)
Forward Contracts
(Notional Contract Value) .....................   $23,288   $23,555   $   17,222   $26,189
                                                  =======   =======   ==========   =======

Futures Contracts and Options on
 Futures Contracts (Market Value) .............   $ 1,210   $ 2,117   $    2,193   $ 6,844
                                                  =======   =======   ==========   =======


MERCHANT BANKING AND BRIDGE LENDING ACTIVITIES

     The Company's merchant banking activities include investments in various partnerships, for which subsidiaries of the Company act as general partner, as well as direct investments in connection with its merchant banking activities. As of March 31, 1998 the Company had investments of $423.6 million and has commitments to invest up to an additional $843.8 million in connection with these merchant banking activities.

     The Company is the sponsor of the $1.25 billion DLJ Bridge Fund which provides short-term loans in connection with DLJ's merchant banking and financial advisory businesses. The Bridge Fund has a commitment of subordinated debt from Equitable. Any loans made by the DLJ Bridge Fund would be expected to be refinanced, and the outstanding amounts repaid, within a short-term period. At March 31, 1998, the DLJ Bridge Fund had extended $233.9 million of short-term bridge loans.

HIGH-YIELD AND OTHER NON-INVESTMENT GRADE DEBT

     The Company participates in the underwriting, trading, sales and holding of high-yield and other non-investment-grade debt. Non-investment-grade debt is defined as loans to companies rated BB+ or lower as well as non-rated loans. These instruments generally involve greater risk than investment-grade debt holdings due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions. In the first quarter of 1998, the Company's high-yield and other non-investment grade debt increased due to the demand for higher-yielding instruments, expansion of the Company's senior bank debt activities and increased investment activities of the Emerging Markets Division.

     The Company accounts for its high-yield financial instruments at market value and other non-investment grade holdings generally at market or fair value, with unrealized gains and losses recognized currently in earnings. At March 31, 1998 and December 31, 1997 the Company had long and short financial instruments (excluding derivatives and structured notes) as follows:

                                  March 31,          December 31,
                                    1998                 1997
                              ------------------  -------------------
                                           (In millions)
                                Long      Short      Long     Short
                                ----      -----      ----     -----
 High-Yield Debt ..........      $  847.0 $  387.1   $  645.6  $ 389.6
 Senior Bank Debt .........        907.5   --          864.1   --
 Foreign Sovereign Debt ...      3,303.2    376.4    1,615.4    543.3
 Mortgage Whole Loans .....      1,130.3   --        1,555.7   --
 Convertible Debt .........        484.2     19.2      320.3      3.1
 Other Non-Investment Grade        136.8     62.1       44.4      4.9
                              ---------- -------- ---------- --------
Totals ....................   $  6,809.0 $  844.8 $  5,045.5 $  940.9
                              ========== ======== ========== ========

RISK MANAGEMENT AND VALUE AT RISK

     For a description of the Company's risk management policies and procedures and value-at-risk ("VAR") model, including such model's assumptions and limitations, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1997 Annual Report on form 10-K.

The Company-wide VAR was approximately $15.6 million and $10.9 million at March 31, 1998 and December 31, 1997, respectively. The Company-wide VAR is less than the sum of the individual components below due to the benefit of diversification among the risks presented below. The VAR for the three main components of market risk, expressed in terms of theoretical fair values at March 31, 1998 and December 31, 1997 is as follows:

                                  March 31,  December 31,
                                     1998        1997
                                  --------  ------------
                                     (In millions)

Interest rate risk ...........     $   9.1      $  7.6
Equity risk ..................     $  10.2      $  7.9
Foreign currency exchange risk     $   2.3      $  1.2

YEAR 2000

     As a result of the Company's recent expansion, entry into new product markets and its move to new corporate headquarters, many of the Company's newer communications and data processing systems are Year 2000 compliant. The Company, however, has undertaken a project to identify and modify non-Year 2000 compliant communications and data processing systems in anticipation of the Year 2000. Many of the non-Year 2000 compliant systems process transactions using two-digit date fields for the year of a transaction, rather than the full four digits. If these systems are not identified and reconfigured, Year 2000 transactions would be processed as year "00," which could lead to processing inaccuracies and potential inoperability and could have a material adverse effect on the Company's business. At the present time, the Company expects that most of its significant Year 2000 corrections should be tested and in production by the end of 1998. Full integration testing of these systems and testing of interfaces with third party providers will continue through 1999. However, there can be no assurance that such schedule will be met or the systems of other companies on which the Company's business is dependent also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's business. The total cost of the project through the end of 1998 is currently estimated to be between $80 and $90 million. Costs related to this project are expensed and the Company has incurred approximately $51 million of such costs at March 31, 1998.

FORWARD-LOOKING STATEMENTS

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

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


     Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. With respect to the litigation involving Dayton Monetary Associates and Charles Davison, DLJSC's motions for summary judgments were denied in April 1998. In the National Gypsum case, DLJSC has appealed the Bankruptcy Court's ruling in January 1998 that the State Court plaintiff's claims were not barred by the NGC plan of reorganization insofar as they alleged nondisclosure of certain cost reductions.

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

ITEM 5. OTHER INFORMATION

     The Company's Annual Meeting of Stockholders was held on April 22, 1998. At the meeting, (i) sixteen persons were elected as directors of the Company,
(ii) the selection of KPMG Peat Marwick LLP to serve as the independent auditors of the Company for the fiscal year ending December 31, 1998 was ratified, and (iii) an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of the Company's common stock from 150,000,000 to 300,000,000 and the number of authorized shares of the Company's preferred stock from 25,000,000 to 50,000,000 was approved.

Election of Directors:

       Nominee                        For      Withheld   Against
       -------                        ---      --------   -------
John S. Chalsty                    55.188,221    155,170
Anthony F. Daddino                 55,188,401    154,990
Henri de Castries                  55,183,421    159,970
Denis Duverne                      55,182,763    160,628
Louis Harris                       55,183,050    160,341
Henri Baron Hottinguer             52,810,368  2,533,023
Hamilton E. James                  55,187,821    155,570
W. Edwin Jarmain                   55,187,801    155,590
Francis Jungers                    55,183,650    159,741
Edward D. Miller                   55,184,843    158,548
Richard S. Pechter                 55,188,021    155,370
Joe L. Roby                        55,188,221    155,170
W.J. Sanders III                   55,191,301    152,090
Theodore P. Shen                   52,781,291  2,562,100
Stanley B. Tulin                   55,186,143    157,248
John C. West                       55,183,450    159,941

Ratification of Auditors           55,325,172     10,773    7,446

Approval of an amendment to
   the Company's Restated
   Certificate of Incorporation    49,671,714  4,840,767  830,910

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits.

3.1         Amended and Restated Certificate of Incorporation.

3.2 By-Laws. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-96276).

4.1 Certificate of Designation of 3,500,000 shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series B. (Incorporated herein by reference to Exhibit 99.1 to the Company's Form 8-K, dated January 8, 1998; Item 5).

11          Statement re: computation of basic earnings per share.

11.1        Statement re: computation of diluted earnings per share.

27          Financial Data Schedule

(b)         Reports on Form 8-K
            1.  Form 8-K dated January 8, 1998; Item 5
            2.  Form 8-K dated March 22, 1998; Items 5 and 7
            3.  Form 8-K dated April 14, 1998; Item 5

                                   Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          DONALDSON, LUFKIN & JENRETTE, INC.


May 14, 1998                   /s/ Anthony F. Daddino
                          ----------------------------------------------------
                          Anthony F. Daddino
                          Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as
                          Principal Financial Officer)

                                 EXHIBIT INDEX



3.1         Amended and Restated Certificate of Incorporation.

3.2 By-Laws. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-96276).

4.1 Certificate of Designation of 3,500,000 shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series B. (Incorporated herein by reference to Exhibit 99.1 to the Company's Form 8-K, dated January 8, 1998; Item 5).

11          Statement re: computation of basic earnings per share.

11.1        Statement re: computation of diluted earnings per share.

27          Financial Data Schedule