Form 10-Q
period 1998-06-30
DONALDSON LUFKIN & JENRETTE INC /NY/
filed 1998-08-13
CIK 29646

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998

                                       or

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

[ ]                      Commission file number 1-6862

                       DONALDSON, LUFKIN & JENRETTE, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                                13-1898818
   ---------------------------------------             -------------------
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)

     277 Park Avenue, New York, New York                      10172
   ---------------------------------------             -------------------
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

As of August 7, 1998, the latest practicable date, there were 122,563,252 shares of Common Stock, $0.10 par value, outstanding.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1998

                               TABLE OF CONTENTS


Part I  FINANCIAL INFORMATION

                                                                    Page Number
        Item 1. Financial Statements

                Condensed Consolidated Statements of Financial
                Condition at June  30,  1998 and December 31, 1997
                (Unaudited)............................................   3

                Condensed Consolidated Statements of Income for
                the three and six months ended June 30, 1998
                and 1997 (Unaudited) ..................................   5

                Condensed Consolidated Statements of Changes in
                Stockholders' Equity for the year ended December 31,
                1997 and the six months ended June 30, 1998
                (Unaudited) ...........................................   6

                Condensed Consolidated Statements of Cash Flows for
                the six months ended June 30, 1998 and 1997
                (Unaudited)............................................   7

                Notes to Condensed Consolidated Financial
                Statements (Unaudited).................................   9

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................  14

        Item 3. Quantitative and Qualitative Disclosures About
                Market Risk............................................  19


Part II OTHER INFORMATION

        Item 1. Legal Proceedings......................................  21

        Item 2. Changes in Securities and Use of Proceeds..............  22

        Item 6. Exhibits and Reports on Form 8-K.......................  22

                Signature..............................................  23

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

      Condensed Consolidated Statements of Financial Condition (Unaudited)
                (In thousands, except share and per share data)

                                                                                      June 30,          December 31,
                                                                                        1998                1997
                                                                                      --------          ------------
                                     ASSETS
Cash and cash equivalents....................................................       $    459,353       $    273,164
Cash and securities segregated for regulatory purposes or deposited with
   clearing organizations....................................................            348,784            832,093
Collateralized short-term agreements:
   Securities purchased under agreements to resell...........................         21,663,789         22,628,782
   Securities borrowed.......................................................         24,220,198         20,598,639
Receivables:
   Customers.................................................................          6,740,818          4,397,668
   Brokers, dealers and other................................................          4,571,661          3,162,970
Financial instruments owned, at value:
   U.S. government and agency................................................          8,567,615          6,834,996
   Corporate debt............................................................          5,330,002          5,577,023
   Foreign sovereign debt....................................................          2,000,004          1,624,235
   Mortgage whole loans......................................................            923,531          1,555,685
   Equity and other..........................................................          1,992,194            943,782
   Long-term corporate development investments...............................            454,265            315,774
Office facilities, at cost, (net of accumulated depreciation and amortization
   of $248,527 and $216,230, respectively)...................................            426,520            388,677
Other assets ................................................................          1,861,104          1,372,357
                                                                                    ------------       ------------
Total Assets.................................................................       $ 79,559,838       $ 70,505,845
                                                                                    ============       ============

     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

      Condensed Consolidated Statements of Financial Condition (Unaudited)
                (In thousands, except share and per share data)

                                                                                      June 30,         December 31,
                                                                                        1998               1997
                                                                                    ------------       ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term borrowings......................................   $   2,337,938      $   1,121,352
Collateralized short-term financings:
    Securities sold under agreements to repurchase..............................      36,692,568         36,006,656
    Securities loaned...........................................................       8,530,793          7,687,416
Payables:
    Customers...................................................................       5,795,471          5,071,653
    Brokers, dealers and other..................................................       4,597,280          2,912,218
Financial instruments sold not yet purchased, at value:
    U.S. government and agencies................................................       9,215,199          7,671,498
    Corporate debt..............................................................         935,499            854,155
    Foreign sovereign debt......................................................         371,491            553,852
    Equities & other............................................................       2,406,461          1,376,395
Accounts payable and accrued expenses...........................................       2,218,308          2,119,131
Other liabilities...............................................................       1,156,856            741,870
                                                                                    ------------       ------------
                                                                                      74,257,864         66,116,196
Long-term borrowings............................................................       2,563,206          2,128,159
                                                                                    ------------       ------------
         Total liabilities......................................................      76,821,070         68,244,355
                                                                                    ------------       ------------
Company-obligated mandatorily redeemable preferred securities
    of subsidiary trust holding solely debentures of the Company................         200,000            200,000
                                                                                    ------------       ------------
Stockholders' Equity:
    Preferred stock, 50,000,000 shares authorized:
       Series A Preferred Stock, at $50.00 per share liquidation
         preference (4,000,000 shares issued and outstanding)...................         200,000            200,000
       Series B Preferred Stock, at $50.00 per share liquidation
         preference (3,500,000 shares  issued and outstanding)..................         175,000                  -
    Common stock ($0.10 par value; 300,000,000 shares
       authorized; 117,355,060 and 111,852,762 shares issued
       and outstanding, respectively)...........................................          11,736             11,185
    Restricted stock units (10,358,294 units authorized; 2,082,876
       and 6,562,414 units issued and outstanding, respectively)................          21,339             67,255
    Paid-in capital.............................................................         537,906            440,926
    Retained earnings...........................................................       1,589,295          1,338,220
    Accumulated other comprehensive income......................................           3,492              3,904
                                                                                    ------------       ------------
         Total stockholders' equity.............................................       2,538,768          2,061,490
                                                                                    ------------       ------------
Total Liabilities and Stockholders' Equity......................................    $ 79,559,838       $ 70,505,845
                                                                                    ============       ============

     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

            Condensed Consolidated Statements of Income (Unaudited)
                     (In thousands, except per share data)

                                                                   Three Months Ended                Six Months Ended
                                                                        June 30,                         June 30,
                                                                1998             1997             1998            1997
                                                             ----------       ----------       ----------      ----------
Revenues:
    Commissions.........................................     $  201,942       $  158,346       $  400,466     $   326,696
    Underwritings.......................................        352,675          181,538          673,474         357,360
    Fees................................................        318,436          176,695          573,807         322,827
    Interest, net of interest to finance U.S. govern-
      ment, agency and mortgage-backed securities
      of $782,747, $751,917, $1,548,818 and
        $1,365,794, respectively........................        590,264          369,992        1,155,053         689,720
    Principal transactions-net:
      Trading...........................................         30,420           92,892          134,723         247,308
      Investment........................................         47,195           63,533           88,493          64,380
    Other...............................................         15,813           18,184           24,150          34,292
                                                             ----------       ----------       ----------      ----------
       Total revenues...................................      1,556,745        1,061,180        3,050,166       2,042,583
                                                             ----------       ----------       ----------      ----------
Costs and Expenses:
    Compensation and benefits...........................        672,966          442,330        1,317,050         865,779
    Interest............................................        378,241          247,006          752,107         465,177
    Brokerage, clearing, exchange fees and other........         72,916           51,305          129,237         109,785
    Occupancy and equipment.............................         64,614           45,335          124,048          85,305
    Communications......................................         21,658           15,927           41,159          29,771
    Other operating expenses............................        115,850           92,277          238,815         175,766
                                                             ----------       ----------       ----------      ----------
       Total costs and expenses.........................      1,326,245          894,180        2,602,416       1,731,583
                                                             ----------       ----------       ----------      ----------
Income before provision for income taxes................        230,500          167,000          447,750         311,000
                                                             ----------       ----------       ----------      ----------
Provision for income taxes..............................         88,200           66,800          171,300         124,400
                                                             ----------       ----------       ----------      ----------
Net income..............................................     $  142,300       $  100,200       $  276,450      $  186,600
                                                             ==========       ==========       ==========      ==========
Dividends on preferred stock............................     $    5,289       $    2,970       $   10,732      $    6,204
                                                             ==========       ==========       ==========      ==========
Earnings applicable to common shares....................     $  137,011       $   97,230       $  265,718      $  180,396
                                                             ==========      ===========       ==========      ==========
Earnings per share:
    Basic...............................................     $     1.17       $     0.88       $     2.29      $     1.65
    Diluted.............................................     $     1.05       $     0.79       $     2.05      $     1.47
                                                             ==========       ==========       ==========      ==========
Weighted average common shares:
    Basic...............................................        117,394          110,234          116,244         109,180
    Diluted.............................................        130,661          124,106          129,795         122,634
                                                             ==========       ==========       ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Changes in
                        Stockholders' Equity (Unaudited)

  For the Year Ended December 31, 1997 and the Six Months Ended June 30, 1998
                     (In thousands, except per share data)

                                                                                                      Accumulated
                                                              Restricted                                 Other
                                      Preferred    Common        Stock       Paid-in    Retained     Comprehensive
                                        Stock       Stock        Units       Capital    Earnings         Income         Total
                                       --------    -------      --------    --------   ----------        ------       ----------
Balances at December 31, 1996.......   $200,000    $10,659      $104,167    $360,660   $  969,856        $1,897       $1,647,239

Net income...........................         -          -             -           -      408,250             -          408,250
Dividends:
   Common stock ($0.25 per share)....         -          -             -           -      (27,742)            -          (27,742)
   Preferred stock...................         -          -             -           -      (12,144)            -          (12,144)
Common stock issued upon the
   exercise of stock options,
   including related tax benefits....         -         30             -       6,428            -             -            6,458
Conversion of restricted stock
   units to common stock,
   including related tax benefits....         -        358       (36,756)     45,041            -             -            8,643
Forfeiture of restricted stock units.         -          -          (156)        156            -             -                -
Conversion of debentures.............         -        138             -      28,641            -             -           28,779
Translation adjustment...............         -          -             -           -            -         2,007            2,007
                                       --------    -------      --------    --------   ----------        ------       ----------

Balances at December 31, 1997.......   $200,000    $11,185      $ 67,255    $440,926   $1,338,220        $3,904       $2,061,490

Net income...........................         -          -             -           -      276,450             -         276,450
Dividends:
   Common stock ($0.125 per
      share).........................         -          -             -           -      (14,643)            -          (14,643)
   Preferred stock ..................         -          -             -           -      (10,732)            -          (10,732)
Issuance of Series B Preferred
  Stock.............................    175,000          -             -           -            -             -          175,000
Common stock issued upon the
  exercise of  stock options,
  including related tax benefits....          -        103             -      26,085            -             -           26,188
Conversion of restricted stock
   units to common stock,
   including related tax benefits....         -        448       (45,891)     70,870            -             -           25,427
Forfeiture of restricted stock units.         -          -           (25)         25            -             -                -
Translation adjustment...............         -          -             -           -            -          (412)           (412)
                                       --------    -------      --------    --------   ----------        ------       ----------
Balances at June 30, 1998...........   $375,000    $11,736      $ 21,339    $537,906   $1,589,295        $3,492       $2,538,768
                                       ========    =======      ========    ========   ==========        ======       ==========

     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                For the Six Months Ended June 30, 1998 and 1997

                                                                                             1998               1997
                                                                                         ------------       ------------
Cash flows from operating activities:
  Net income.......................................................................      $    276,450       $    186,600
                                                                                         ------------       ------------
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Depreciation and amortization.................................................            42,478             27,981
     Deferred taxes................................................................            (7,003)            10,643
     Decrease in unrealized depreciation of long-term corporate
       development  investments....................................................            (2,042)           (23,571)
                                                                                         ------------       ------------
                                                                                              309,883            201,653
   (Increase) decrease in operating assets:
     Cash and securities segregated for regulatory
       purposes or deposited with clearing organizations...........................           483,309            (31,126)
     Securities purchased under agreements to resell...............................        (4,135,727)        (4,340,640)
     Securities borrowed...........................................................        (3,621,559)        (4,414,529)
     Receivables from customers....................................................        (2,343,150)          (836,106)
     Receivables from brokers, dealers and other...................................        (1,408,691)        (1,531,088)
     Financial instruments owned, at value.........................................        (2,277,625)        (1,909,207)
     Other assets..................................................................          (221,259)          (175,123)
   Increase (decrease) in operating liabilities:
     Securities sold under agreements to repurchase................................         4,135,727          4,340,640
     Securities loaned.............................................................           843,377          1,688,736
     Payables to customers.........................................................           723,818          1,052,776
     Payables to brokers, dealers and other........................................         1,685,062            328,050
     Financial instruments sold not yet purchased, at value........................         2,472,750          1,379,440
     Accounts payable and accrued expenses.........................................            99,177           (184,365)
     Other liabilities and deferred amounts .......................................           450,818            126,358
     Translation adjustment........................................................              (412)             1,671
                                                                                         ------------       ------------
Net cash used in operating activities..............................................      $ (2,804,502)      $ (4,302,860)
                                                                                         ------------       ------------

     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                For the Six Months Ended June 30, 1998 and 1997

                                                                                           1998                 1997
                                                                                        -----------         -----------
Cash flows from investing activities: Net (payments for) proceeds from:
    Purchases of long-term corporate development investments....................        $  (308,286)        $   (78,415)
    Sales of long-term corporate development investments........................            171,837              53,742
    Office facilities...........................................................            (76,522)            (67,113)
    Other assets................................................................           (262,901)            (81,634)
                                                                                        -----------         -----------
Net cash used in investing activities...........................................           (475,872)           (173,420)
                                                                                        -----------         -----------
Cash flows from financing activities: Net proceeds from (payments for):
    Short-term financings.......................................................          2,867,491           4,309,601
    Senior notes................................................................            643,076                   -
    Subordinated revolving credit agreement.....................................           (325,000)            118,500
    Medium-term notes...........................................................            124,562              89,805
    Other long-term debt........................................................             (8,248)             17,526
    Dividends...................................................................            (25,375)            (19,977)
    Issuance of Series B preferred stock........................................            175,000                   -
    Exercise of stock options...................................................             15,057                 145
                                                                                        -----------         -----------
Net cash provided by financing activities.......................................          3,466,563           4,515,600
                                                                                        -----------         -----------
Increase in cash and cash equivalents...........................................            186,189              39,320
Cash and cash equivalents at beginning of period................................            273,164             158,831
                                                                                        -----------         -----------
Cash and cash equivalents at end of period......................................        $   459,353         $   198,151
                                                                                        ===========         ===========

     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 June 30, 1998


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

2.  Common Stock Split

In February 1998, the Board of Directors declared a two-for-one stock split (the "stock split") of the Company's common stock, subject to stockholder approval, to increase the number of authorized common shares. In April 1998, stockholders approved an amendment to the Company's Certificate of Incorporation whereby the amount of total authorized shares of common stock was increased to 300 million shares and the amount of total authorized shares of preferred stock was increased to 50 million. The stock split was effected in the form of a 100% stock dividend to stockholders of record on April 27, 1998, and was paid on May 11, 1998. The par value of the common stock remained at $.10 per share. Accordingly, an adjustment from paid-in capital to common stock was made to preserve the value of the post-split shares. All common share, per common share, restricted stock unit and option data have been restated for the effect of the stock split in the accompanying condensed consolidated financial statements.

3.  Income Taxes

Income taxes for interim period condensed consolidated financial statements have been accrued using the Company's estimated effective tax rate. Federal income taxes paid for the six months ended June 30, 1998 and 1997 were $14.7 and $45.2 million including net Federal income tax equivalents paid to Equitable of $1.7 million and of $7.1 million, respectively for the same period.

4.  Borrowings

Short-term borrowings are generally demand obligations, at interest rates approximating Federal fund rates from banks and other financial institutions. Such borrowings are generally used to finance securities inventories, to facilitate the financial instruments settlement process and to finance financial instruments purchased by customers on margin. In January 1998, the Company commenced a $1.0 billion commercial paper program. Obligations issued thereunder (the "Notes") are exempt from registration under the Securities Act of 1933, as amended. The Notes rank pari passu with the Company's other unsecured and unsubordinated indebtedness. At June 30, 1998, $661.1 million of Notes were outstanding under this program.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)


Long-term borrowings, including current maturities of $1.1 million and $32.8 million at June 30, 1998 and December 31, 1997, respectively, consist of the following: June 30, December 31, 1998 1997 (In thousands)

Medium-term notes, 5.625%-6.90%  due various dates through 2016....   $   822,046    $   697,310
Senior subordinated revolving credit agreement due in 2000.........             -        325,000
Global floating rate notes, due in 2002............................       348,133        347,909
Subordinated exchange notes, 9.58%  due in 2003....................       225,000        225,000
Senior notes, 6 7/8% due in 2005...................................       497,646        497,484
Senior notes, 6 1/2% due in 2008...................................       643,173              -
Other..............................................................        27,208         35,456
                                                                      -----------    -----------
     Total long-term borrowings....................................   $ 2,563,206    $ 2,128,159
                                                                      ===========    ===========

During the six months ended June 30, 1998, the Company issued $650.0 million of 6 1/2% Senior Notes which mature in 2008 and $125.0 million medium-term notes that bear interest at rates ranging from 6.11% - 6.28% and mature at various dates through 2003.

In May 1998, the Company repaid its $325 million senior subordinated revolving credit agreement and terminated the related credit facility.

Subordinated exchange notes due in 2003 include $20.0 million due to a subsidiary of Equitable at June 30, 1998.

During the second quarter of 1998, the Company amended its $2.0 billion revolving credit facility to increase the aggregate commitment of banks thereunder to $2.75 billion, of which $1.65 billion may be unsecured. There were no borrowings outstanding under this agreement at June 30, 1998.

Interest paid on all borrowings and financing arrangements amounted to $2.3 billion and $1.8 billion for the six months ended June 30, 1998 and 1997, respectively.

5.  Long-term Corporate Development Investments

Long-term corporate development investments represent the Company's involvement in private debt and equity investments which generally have no readily available market or may otherwise be restricted as to resale under the Securities Act of 1933, as amended. Accordingly, these investments are carried at estimated fair value as determined by the Finance Committee of the Board of Directors. The cost of these investments was $459.7 million and $323.2 million at June 30, 1998 and December 31, 1997, respectively. The decrease in net unrealized depreciation for the six months ended June 30, 1998 and 1997 amounted to $2.0 million and $23.6 million, respectively. Changes in unrealized appreciation (depreciation) arising from changes in fair value or upon realization are reflected in revenues, principal transactions-net, investment in the condensed consolidated statements of income.

6.  Net Capital

The Company's principal wholly-owned subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"), is a registered broker-dealer, a registered futures commission merchant and member firm of The New York Stock Exchange, Inc. (the "NYSE") and, accordingly, is subject to the minimum net capital requirements of the Securities and Exchange Commission, NYSE and the Commodities Futures Trading Commission. As such, it is subject to NYSE's net capital rule which conforms to the Uniform Net Capital Rule pursuant to rule 15c3-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the required net capital, as defined, shall not be less than two percent of aggregate debit balances arising from customer transactions, as defined, or four percent of segregated funds, as defined, whichever is greater. The NYSE may also require a member firm to reduce its business if its net capital is less than four percent of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit balances. At June 30, 1998, DLJSC's net capital of approximately $929.1million was 14.6 percent of aggregate debit balances and in excess of the minimum requirement by approximately $789.3 million.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)


Certain of the Company's London-based broker-dealer subsidiaries are subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Other U.S. and foreign broker-dealer subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At June 30, 1998, the Company and its broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations:

                                                     Three Months Ended                   Six Months Ended
                                                          June 30,                            June 30,
                                                  1998              1997              1998             1997
                                                ---------         --------          ---------        --------
                                                                        (in thousands)
Earnings applicable to Common Shares-Basic      $ 137,011         $ 97,230           $ 265,718       $180,396

Effect of Dilutive Securities:
        Convertible Debt                                -              216                  -             216
                                                ---------         --------          ---------        --------
Earnings applicable to Common Shares- Diluted   $ 137,011         $ 97,446          $ 265,718        $180,612
                                                =========         ========          =========        ========

Weighted Average Common Shares- Basic             117,394          110,234            116,244         109,180

Effect of Dilutive Securities:
       Restricted Stock Units                       1,929            6,522              2,746           7,577
       Stock Options                               11,338            5,980             10,805           5,188
       Convertible Debt                                 -            1,370                  -             689
                                                ---------         --------          ---------        --------
Weighted Average Common Shares- Diluted           130,661          124,106            129,795         122,634
                                                =========         ========          =========        ========

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

In July 1998, the Company sold an aggregate of five million shares of newly issued common stock to Equitable and AXA Holdings (Belgium), an affiliate of AXA UAP for $300.0 million in a transaction exempt from the registration requirement of the Securities Act of 1933, under Section 4(2). As a result, Equitable and its affiliates beneficial ownership of the Company increased to approximately 73 percent on an undiluted basis.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)


9.  Comprehensive Income

The components of comprehensive income for the three and six months ended June 30, 1998 and 1997 are as follows:

                                                                    Three Months Ended             Six Months Ended
                                                                         June 30,                       June 30,
                                                                    1998          1997             1998         1997
                                                                 ---------     ---------        ---------    ---------
                                                                                    (In thousands)

Net income.................................................      $ 142,300     $ 100,200        $ 276,450    $ 186,600
  Other comprehensive income:
  Foreign currency translation adjustments.................            150           988             (412)       1,671
                                                                 ---------     ---------        ---------    ---------
Total comprehensive income.................................      $ 142,450     $ 101,188        $ 276,038    $ 188,271
                                                                 =========     =========        =========    =========

10. Derivative Financial Instruments

The Company enters into certain contractual agreements referred to as derivatives or off-balance sheet financial instruments involving options, forwards and futures and swap agreements. Substantially all of the Company's activities related to derivatives are, by their nature, trading activities which are primarily for the purpose of customer accommodations. The Company's option activities consist primarily of writing over-the-counter ("OTC") options to accommodate its customers' needs. Forward and futures contracts primarily represent commitments to purchase or sell U.S. government and agency issued or guaranteed securities, money market instruments and foreign currency. The Company enters into swap transactions to manage foreign currency, interest rate and equity risks. The Company's involvement in commodity derivative instruments is not significant. Although the Company may enter into certain derivative instruments to provide an economic hedge against certain risks, all realized and unrealized gains and losses on these instruments are recorded currently in the condensed consolidated statements of income.

Accounting Policies for Derivatives
Changes in unrealized gains or losses as well as realized gains and losses at settlement on all derivative instruments (options, forward and futures contracts and swaps) are included in the condensed consolidated statements of income in principal transactions-net, trading. Related offsetting amounts are presented as receivables or payables from brokers, dealers and other in the condensed consolidated statements of financial condition. Fair value of certain options includes the unamortized premiums which are deferred and are included in payables to brokers, dealers and other in the condensed consolidated statements of financial condition. Such premiums are recognized over the life of the option contracts on a straight-line basis. Cash flows from derivative instruments are presented as operating activities in the condensed consolidated statements of cash flows.

The Company also enters into swap transactions as an end-user for non-trading purposes to modify the interest rate and foreign currency exposure associated with certain liabilities and assets. Such transactions are accounted for on an accrual basis. Under the accrual basis, the net amount to be received or paid under the swap agreement is accrued as part of interest expense in the condensed consolidated statements of income.

Options contracts are typically written for a duration of less than 13 months. The notional (contract) values of written options contracts outstanding was approximately $7.9 billion and $5.4 billion at June 30, 1998 and December 31, 1997, respectively. Such options contracts are substantially covered by various financial instruments that the Company has purchased or sold on a proprietary basis.

The notional amounts of forward and futures contracts are treated as off-balance sheet items. The notional contract and market values of such contracts at June 30, 1998 and December 31, 1997, were as follows:

                                                                             June 30, 1998                 December 31, 1997
                                                                             -------------                 -----------------
                                                                        Purchases       Sales          Purchases         Sales
                                                                        ---------       -----          ---------         -----
                                                                                          (In millions)
Forward Contracts
 (Notional Contract Value).......................................       $ 33,814       $ 37,750        $ 18,366        $ 27,028
                                                                        ========       ========        ========        ========
Futures Contracts and Options on Futures Contracts
  (Market Value).................................................       $  1,560       $  3,441        $    988        $  2,767
                                                                        ========       ========        ========        ========

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)


The notional (contract) value of swap agreements was approximately $2.1 billion and $553.8 million at June 30, 1998 and December 31, 1997, respectively.

The notional or contract amounts indicate the extent of the Company's involvement in the derivative instruments noted above. They do not measure the Company's exposure to market or credit risk and do not represent the future cash requirements of such contracts.

11. Commitments and Contingencies

At June 30, 1998, the Company was contingently liable for unsecured letters of credit of approximately $258.2 million.

The Company has outstanding commitments, expiring on March 16, 2000, to provide financings to third parties in the total amount of $150.0 million which would be secured by mortgage loans on real estate properties. At June 30, 1998, unfunded commitments outstanding under this facility amounted to $53.5 million. In addition, the Company enters into commitments to extend credit in connection with the origination and syndication of senior bank debt of non-investment grade borrowers. At June 30, 1998, unfunded senior bank loan commitments outstanding amounted to $514.7 million.

The Company has commitments to invest on a side by side basis with merchant banking partnerships in the amount of $781.0 million at June 30, 1998.

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

12. Legal Proceedings

Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. With respect to the litigation in the National Gypsum case, DLJSC has appealed the Bankruptcy Court's ruling in January 1998 that the State Court plaintiff's claims were not barred by the NGC plan of reorganization insofar as they alleged nondisclosure of certain cost reductions. On May 7, 1998, DLJSC and others were named as defendants in a second action filed in a Texas State Court brought by the NGC Settlement Trust. The allegations of this second Texas State Court action are substantially similar to those of the earlier class action pending in State Court.

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

         The U.S. economy remained strong for the first six months of 1998, despite potential weakening due to the spillover from Asia's economic crisis. U.S. interest rates and inflation remained low, with the last increase in interest rates by the Federal Reserve Board occurring in March 1997. The bond markets rallied during the latter half of the second quarter when the 30-year Treasury bond reached new record lows. Underwriting volumes for both equity and high-yield strengthened over the prior year due to increased stock prices and attractive yields. Trading activity on major exchanges continued to increase to record volume levels. The Dow Jones Industrial Average and Standard & Poor's 500 Index increased 13.2% and 16.8%, respectively for the first six months of 1998.

Global financial market conditions were generally favorable during the quarter. European interest rates and currencies have stabilized in anticipation of economic and monetary union ("EMU"). However, U.S. interest rate policy will continue to be a primary factor in determining whether the European capital markets will remain buoyant.

RECENT DEVELOPMENTS

         During the six months ended June 30, 1998, the Company issued $650.0 million of 6 1/2% Senior Notes and $125.0 million medium-term notes that bear interest at rates ranging from 6.11%-6.28%. In addition, the Company repaid its $325 million senior subordinated revolving credit agreement and terminated the related facility.

         In July 1998, the Company sold an aggregate of five million shares of newly issued common stock to Equitable and AXA Holdings (Belgium), an affiliate AXA UAP for $300.0 million in a transaction exempt from the registration requirement of the Securities Act of 1933, under Section 4(2). As a result, Equitable and its affiliates beneficial ownership of the Company increased to approximately 73 percent on an undiluted basis.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1998 COMPARED TO QUARTER ENDED JUNE 30, 1997

         Total revenues for the quarter ended June 30, 1998 were $1.6 billion, an increase of $495.6 million or 46.7% over the quarter ended June 30, 1997. Revenues increased in the second quarter of 1998 due primarily to an increase in net interest income, underwriting and fees.

         Commission revenues increased by $43.6 million or 27.5% to $201.9 million due to increased business in all areas and is generally consistent with the overall growth in listed share volume on major equity exchanges.

         Underwriting revenues increased by $171.1 million or 94.3% to $352.7 million. The Company and the industry experienced increases in equity, fixed income and high-yield underwriting during the second quarter of 1998.

         Fee revenues increased by $141.7 million or 80.2% to $318.4 million. Overall, merger and acquisition, asset management and other advisory services activities have increased during the second quarter of 1998.

         Interest, net of interest expense to finance U.S. government, agency and mortgage-backed securities, increased by $220.3 million or 59.5% to $590.3 million. The largest increases took place in the stock loan/borrowed business. In addition, there were increases in domestic and foreign margin balances and higher levels of fixed-income securities in the Company's Fixed Income and Emerging Markets business. The Emerging Markets business operates under a trading strategy whereby profits are realized as net interest revenues rather than as trading gains.

         Principal transactions-net, trading revenues decreased by $62.5 million or 67.3% to $30.4 million, primarily from the emerging markets trading strategy referred to above. Such decreases are offset by the increases in net interest revenues from the Company's Emerging Markets business.

         Principal transactions-net, investment revenues decreased by $16.3 million or 25.7% to $47.2 million. Realized gains on investments were $50.9 million. Net unrealized carrying values decreased by $3.7 million, which includes the elimination of net unrealized depreciation of $1.1 million on investments sold and an increase in net unrealized depreciation of $4.8 million on retained investments.

         Other revenues, consisting primarily of dividends and miscellaneous transaction revenues, decreased by $2.4 million or 13.0% to $15.8 million.

         Total costs and expenses for the second quarter of 1998 were $1.3 billion, an increase of $432.1 million or 48.3% over the second quarter of 1997.

         Compensation and benefits increased $230.6 million or 52.1% to $673.0 million. Incentive and production-related compensation increased by 55.5% in 1998 due to higher revenues and operating results. Base compensation, including benefits and all payroll taxes, increased by 42.2% due to continued hiring of senior level executives in various business groups. At June 30, 1998, full-time personnel totaled 7,710 compared to 6,468 at June 30, 1997, an increase of 1,242 or 19.2 %.

         Interest expense increased $131.2 million or 53.1% to $378.2 million. Most of this increase was related to the financing of domestic and foreign stock loan/borrowed business as well as expanded levels of inventory of fixed-income related products including foreign local fixed-income securities.

         All other expenses, as noted below, increased by $70.2 million or 34.3% to $275.0 million for the second quarter of 1998.

         Brokerage, clearing, exchange fees and other expenses increased by $21.6 million due to increased volume related expense and underwriting activity. Occupancy and equipment costs increased by $19.3 million as a result of the expansion of the Company's principal office in the U.S. and the expansion of the Company's other domestic and overseas offices. Communications costs increased by $5.7 million due to expanded facilities and growth in professional staff. All other operating expenses increased by $23.6 million. Included therein are professional fees, travel and entertainment, and printing and stationery which increased due to an overall increase in the level of business activity. Data processing costs increased due to expansion of the Company's international operations and the implementation and development of new systems. In addition, these costs increased due to the overhaul of the online customer trading and information system for the Company's correspondent brokerage network as well as costs relating to the Year 2000 project.

         The Company's income tax provision for the second quarter of 1998 and 1997 was $88.2 million and $66.8 million, respectively, which represented a 38.3% and 40% effective tax rate, respectively.

         Net income for the quarter ended June 30, 1998 was $142.3 million, up $42.1 million or 42.0% from the comparable 1997 period. Basic and diluted earnings per common share using the treasury stock method were $1.17 and $1.05 and $0.88 and $0.79 for the second quarter of 1998 and 1997, respectively.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Total revenues for the six months ended June 30, 1998 were $3.1 billion, an increase of $1.0 billion or 49.3% over the six months ended June 30, 1997. Revenues increased primarily due to increases in fees and net interest income during 1998.

         Commission revenues increased by $73.8 million or 22.6% to $400.5 million due to increased business in all areas and is generally consistent with the overall growth in listed share volume on major equity exchanges.

         Underwriting revenues increased by $316.1 million or 88.5% to $673.5 million. The Company and the industry experienced increases in equity fixed income and high yield underwriting during the six months ended June 30, 1998.

         Fee revenues increased by $251.0 million or 77.7% to $573.8 million. Overall, merger and acquisition, asset management and other advisory services activities have increased during the first six months of 1998.

         Interest, net of interest expense to finance U.S. government, agency and mortgage-backed securities, increased by $465.3 million or 67.5% to $1.2 billion. The largest increases took place in the stock loan/borrowed business. In addition, there were increases in domestic and foreign margin balances and higher levels of foreign fixed-income securities in the Company's Fixed Income and Emerging Markets business. The Emerging Markets business operates under a trading strategy whereby profits are realized as net interest revenues rather than as trading gains.

         Principal transactions-net, trading revenues decreased by $112.6 million or 45.5% to $134.7 million primarily from the emerging markets trading strategy referred to above. Such decreases are offset by the increases in net interest revenues from the Company's Emerging Markets business.

         Principal transactions-net, investment revenues increased by $24.1 million or 37.5% to $88.5 million. Realized gains on investments were $86.5 million. Net unrealized carrying values increased by $2.0 million, which includes the elimination of net unrealized depreciation of $5.4 million on investments sold and an increase in net unrealized depreciation of $3.4 million on retained investments.

         Other revenues, consisting primarily of dividends and miscellaneous transaction revenues, decreased by $10.1 million or 29.6% to $24.2 million.

         Total costs and expenses for the six months ended June 30, 1998 were $2.6 billion, an increase of $870.8 million or 50.3% over the six months ended 1997. During 1998, the Company launched an international equities group, opened an office in Moscow and established a high-yield business in London. In addition, the Investment Banking Group expanded coverage in the financial services, technology and telecommunications industries.

         Compensation and benefits increased $451.3 million or 52.1% to $1.3 billion. Incentive and production-related compensation increased by 55.2% in 1998 due to higher revenues and operating results. Base compensation, including benefits and all payroll taxes, increased by 43.0% due to the hiring of more senior level executives in various business groups. In addition, the first quarter of 1998 includes a $29 million one-time provision for costs associated primarily with the Company's plans for significant expansion in Europe.. At June 30, 1998, full-time personnel totaled 7,710 compared to 6,468 at June 30, 1997, an increase of 1,242 or 19.2%.

         Interest expense increased $286.9 million or 61.7% to $752.1 million. Most of this increase was related to the financing of Pershings domestic and foreign stock loan/borrowed business as well as expanded levels of inventory of fixed-income related products including foreign local fixed-income securities.

         All other expenses, as noted below, increased by $132.6 million or 33.1% to $533.3 million for the first six months of 1998.

         Brokerage, clearing, exchange fees and other expenses increased by $19.5 million due to increased share volume and transaction fee payments. Occupancy and equipment costs increased by $38.7 million as a result of the expansion of the Company's principal office in the U.S. and the expansion of the Company's other domestic and overseas offices. Communications costs increased by $11.4 million due to expanded facilities and growth in professional staff. All other operating expenses increased by $63.0 million. Included therein are professional fees, travel and entertainment, and printing and stationery which increased due to an overall increase in the level of business activity. Data processing costs increased due to expansion of the Company's international operations and the implementation and development of new systems. In addition, these costs increased due to the overhaul of the online customer trading and information system for the Company's correspondent brokerage network as well as costs relating to the Year 2000 project.

         The Company's income tax provision for the six months ended June 30, 1998 and 1997 was $171.3 million and $124.4 million, respectively, which represented a 38.3% and 40% effective tax rate, respectively.

         Net income for the six months ended June 30, 1998 was $276.5 million, up $89.9 million or 48.2% from the comparable 1997 period. Basic and diluted earnings per common share using the treasury stock method were $2.29 and $2.05 and $1.65 and $1.47 for the six months ended June 30, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's assets are highly liquid with the majority consisting of securities inventories and collateralized receivables, both of which fluctuate depending on the levels of proprietary trading and customer business. Such collateralized receivables consist primarily of resale agreements and securities borrowed, both of which are secured by U.S. government and agency securities, and marketable corporate debt and equity securities. In addition, the Company has significant receivables from customers, brokers and dealers which turn over frequently. As a securities dealer, the Company may carry significant levels of trading inventories to meet client needs. As such, the Company's total assets or the individual components of total assets vary significantly from period to period because of changes relating to customer needs, economic and market conditions and proprietary trading strategies. A relatively small percentage of total assets is fixed or held for a period of longer than one year. The Company's total assets at June 30, 1998 and December 31, 1997 were $79.6 billion and $70.5 billion, respectively.

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

         During the second quarter of 1998, the Company amended its $2.0 billion revolving credit facility to increase the aggregate commitment of banks thereunder to $2.75 billion, of which $1.65 billion may be unsecured. There were no borrowings outstanding under this agreement at June 30, 1998.

         Certain of the Company's businesses are capital intensive. In addition to normal operating requirements, capital is required to cover financing and regulatory charges on securities inventories, merchant banking investments and investments in fixed assets. The Company's overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated needs of its business units as well as the regulatory capital requirements of subsidiaries. Based upon these analyses, management believes that the Company's debt and equity base is adequate for current operating levels. The Company has been active in raising additional long-term financing, including the issuance of $650.0 million of 6 1/2% Senior Notes and $125.0 million medium-term notes during the six months ended June 30, 1998. In addition, in May 1998, the Company repaid its $325 million senior subordinated revolving credit agreement and terminated the related credit facility.

         In January 1998, the Company issued 3.5 million shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series B, with a liquidation preference of $50 per share ($175.0 million aggregate liquidation value).

         In January 1998, the Company commenced a $1.0 billion commercial paper program. Obligations issued thereunder (the "Notes") are exempt from registration under the Securities Act of 1933, as amended. The Notes rank pari passu with the Company's other unsecured and unsubordinated indebtedness. At June 30, 1998, the $661.1 million of Notes were outstanding under this program.

The Company's current credit ratings of its long-term debt and commercial paper are as follows:

                                         Long-Term Debt        Commercial Paper
                                         --------------        ----------------
         Duff & Phelps                         A                     D-1
         Fitch IBCA                            A                     F-1
         Moody's                               A3                    P-2
         Standard & Poors                      A-                    A-2
         Thomson Bank Watch                    A+                   TBW-1

         The Company's principal wholly-owned subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") is subject to the capital requirements of the Securities and Exchange Commission, the New York Stock Exchange, Inc., the Commodities Futures Trading Commission and the Chicago Board of Trade, all of which should ensure the general capital adequacy and liquidity of broker-dealers and/or futures commission merchants. DLJSC has consistently maintained capital substantially in excess of the minimum requirements of such capital rules. At June 30, 1998, DLJSC had aggregate regulatory "net capital," after adjustments required by Rule 15c3-1 under the Securities Exchange Act of 1934, of approximately $929.1 million, which exceeded minimum net capital requirements by $789.3 million and which exceeded the net capital required by DLJSC's most restrictive debt covenants by $514.7 million. Certain of the Company's London-based broker-dealer subsidiaries are subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Other U.S. and foreign broker-dealer subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At June 30, 1998, the Company and its broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

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

Six Months Ended June 30, 1998 and 1997

         Cash and cash equivalents at June 30, 1998 and 1997, totaled $459.4 million and $198.2 million, respectively, an increase of $186.2 million and $39.3 million, respectively for the comparable periods.

         Cash used in operating activities totaled $2.8 billion and $4.3 billion for the six months ended June 30, 1998 and 1997, respectively, and reflects primarily an increase in operating assets. In the first six months of 1998, there were increases in assets including securities borrowed of $3.6 billion, receivables from customers of $2.3 billion and financial instruments owned of $2.3 billion. These increases were partially offset by increases in liabilities including financial instruments sold not yet purchased of $2.5 billion and payables to brokers, dealers and other of $1.7 billion. In the first six months of 1997, there were increases in assets including securities borrowed of $4.4 billion, financial instruments owned of $1.9 billion and receivables from brokers, dealers and other of $1.5 billion. These increases were partially offset by increases in securities loaned of $1.7 billion, financial instruments sold not yet purchased of $1.4 billion and payables to customers of $1.1 billion.

         For the six months ended June 30, 1998 and 1997, cash of $475.9 million and $173.4 million, respectively, was used in investing activities. These generally consist of purchases of long-term corporate development investments and office facilities. Additionally, in 1997, cash was used for the purchase of net assets related to the Phoenix acquisition.

         For the first six months of 1998 and 1997, net cash provided by financing activities totaled $3.5 billion and $4.5 billion, respectively, of which, $2.9 billion and $4.3 billion was provided by short-term financings (principally repurchase agreements). Additionally, in 1998, $643.1 million was provided by the issuance of Senior Notes, $175.0 million was provided from the issuance of Series B preferred stock and $325.0 million was used to repay the Company's senior subordinated revolving credit facility.

DERIVATIVE FINANCIAL INSTRUMENTS

         The Company's derivative activities are not as extensive as many of its competitors. Instead, the Company has focused its derivative activities on writing over-the-counter ("OTC") options contracts to accommodate its customers' needs, trading in forward contracts in U.S. government and agency issued or guaranteed securities, trading in futures contracts on equity-based indices, interest rate instruments and foreign currencies and entering into swap transactions. As a result, the Company's involvement in derivative products is related primarily to revenue generation through the provision of products to its clients as opposed to covers of the Company's own positions. The Company's involvement in commodity derivative instruments is not significant.

         Options Contracts:

         Options contracts are typically written for a duration of less than 13 months. Revenues from these activities (net of related interest expenses) were approximately $40.8 million and $42.2 million for the six months ended June 30, 1998 and 1997, respectively. Option writing revenues are primarily from the amortization of option premiums.

         The notional value of written options contracts outstanding was approximately $7.9 billion and $6.5 billion at June 30, 1998 and 1997, respectively. Such written options contracts are substantially covered by various financial instruments that the Company has purchased or sold as principal. The overall increase in the notional value of all options was due primarily to increases in customer activity related to U.S. government and mortgage-backed securities and currency forward contracts.

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

         Net trading gains (losses) on forward contracts were $45.5 million and $(47.7) million and net trading losses on futures contracts were $(26.2) million and $(25.7) million for the six months ended June 30, 1998 and 1997, respectively.

         The notional contract and market values of the forward and futures contracts at June 30, 1998 and 1997 were as follows:

                                                    June 30, 1998                June 30, 1997
                                                    -------------                -------------
                                                Purchases     Sales          Purchases      Sales
                                                ---------     -----          ---------      -----
                                                                  (In millions)
Forward Contracts
 (Notional Contract Value)................       $ 33,814    $ 37,750         $  15,622    $ 20,572
                                                 ========    ========         =========    ========
Futures Contracts and Options on
 Futures Contracts (Market Value).........       $  1,560    $   3,441        $   2,669    $  5,668
                                                 ========    =========        =========    ========

         Swap Agreements:

     The Company enters into swap agreements to manage foreign currency, interest rate and equity risk.

     The notional (contract) value of swap agreements was approximately $2.1 billion at June 30, 1998. The Company's involvement in swap contracts at June 30, 1997 was not significant.

The notional or contract amounts indicate the extent of the Company's involvement in the derivative instruments noted above. They do not measure the Company's exposure to market or credit risk and do not represent the future cash requirements of such contracts.

MERCHANT BANKING AND BRIDGE LENDING ACTIVITIES

         The Company's merchant banking activities include investments in various partnerships, for which subsidiaries of the Company act as general partner, as well as direct investments in connection with its merchant banking activities. As of June 30, 1998 the Company had investments of $370.1 million and has commitments to invest up to an additional $781.0 million in connection with these merchant banking activities.

         The Company is the sponsor of the $1.25 billion DLJ Bridge Fund which provides short-term loans in connection with DLJ's merchant banking and financial advisory businesses. The Bridge Fund has a commitment of subordinated debt from Equitable. Any loans made by the DLJ Bridge Fund would be expected to be refinanced, and the outstanding amounts repaid, within a short-term period. At June 30, 1998, the DLJ Bridge Fund had extended $337.1 million of short-term bridge loans.

HIGH-YIELD AND OTHER NON-INVESTMENT GRADE DEBT

         The Company participates in the underwriting, trading, sales and holding of high-yield and other non-investment-grade debt. Non-investment-grade debt is defined as loans to companies rated BB+ or lower as well as non-rated loans. These instruments generally involve greater risk than investment-grade debt holdings due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions. In the second quarter of 1998, the Company's high-yield and other non-investment grade debt increased due to the demand for higher-yielding instruments, expansion of the Company's senior bank debt activities and increased investment activities of the Emerging Markets Division.

            The Company accounts for its high-yield financial instruments at market value and other non-investment grade holdings generally at market or fair value, with unrealized gains and losses recognized currently in earnings. At June 30, 1998 and December 31, 1997 the Company had long and short financial instruments (excluding derivatives and structured notes) as follows:

                                                           June 30,                         December 31,
                                                             1998                                1997
                                                      ------------------                 ------------------
                                                                          (In millions)
                                                    Long               Short           Long               Short
                                                    ----               -----           ----               -----

 High-Yield Debt............................      $   829.9           $ 375.8        $   645.6           $ 389.6
 Senior Bank Debt...........................        1,126.2                 -            864.1                 -
 Foreign Sovereign Debt.....................        1,995.7             317.4          1,615.4             543.3
 Mortgage Whole Loans ......................          921.3                 -          1,555.7                 -
 Convertible Debt...........................          396.1              16.6            320.3               3.1
 Other Non-Investment Grade.................          127.5              26.9             44.4               4.9
                                                  ---------           -------        ---------           -------
Totals......................................      $ 5,396.7           $ 736.7        $ 5,045.5           $ 940.9
                                                  =========           =======        =========           =======

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT AND VALUE AT RISK

         For a description of the Company's risk management policies and procedures and value-at-risk ("VAR") model, including such model's assumptions and limitations, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1997 Annual Report on form 10-K.

The Company-wide VAR was approximately $19 million and $11 million at June 30, 1998 and December 31, 1997, respectively. The Company-wide VAR is less than the sum of the individual components below due to the benefit of diversification among the risks presented below. The VAR for the three main components of market risk, expressed in terms of theoretical fair values at June 30, 1998 and December 31, 1997 is as follows:

                                                  June 30,        December 31,
                                                    1998              1997
                                                -------------   ---------------
                                                         (In millions)
 Interest rate risk.........................         $  9             $ 8
 Equity risk................................         $ 16             $ 8
 Foreign currency exchange risk.............         $  4             $ 1

YEAR 2000

         As a result of the Company's recent expansion, entry into new product markets and its move to new corporate headquarters, many of the Company's newer communications and data processing systems are Year 2000 compliant. The Company, however, has undertaken a project to identify and modify non-Year 2000 compliant communications and data processing systems in anticipation of the Year 2000. Many of the non-Year 2000 compliant systems process transactions using two-digit date fields for the year of a transaction, rather than the full four digits. If these systems are not identified and reconfigured, Year 2000 transactions would be processed as year "00," which could lead to processing inaccuracies and potential inoperability and could have a material adverse effect on the Company's business. At the present time, the Company expects that most of its significant Year 2000 corrections should be tested and in production by the end of 1998. Full integration testing of these systems and testing of interfaces with third party providers will continue through 1999. However, there can be no assurance that such schedule will be met or the systems of other companies on which the Company's business is dependent also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's business. The total cost of the project through the end of 1998 is currently estimated to be between $80 and $90 million. Costs related to this project are expensed and the Company has incurred approximately $63 million of such costs at June 30, 1998.

RECENT ACCOUNTING DEVELOPMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recognized in the statement of financial condition at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and should be applied prospectively. Earlier application is permitted. Since most of the Company's derivatives are carried at fair value, the adoption of this statement is not expected to have a material impact on the Company's results of operations or its consolidated statement of financial condition.

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

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


         Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. With respect to the litigation involving Dayton Monetary Associates and Charles Davison, DLJSC's motions for summary judgments were denied in April 1998. In the National Gypsum case, DLJSC has appealed the Bankruptcy Court's ruling in January 1998 that the State Court plaintiff's claims were not barred by the NGC plan of reorganization insofar as they alleged nondisclosure of certain cost reductions. On May 7, 1998, DLJSC and others were named as defendants in a second action filed in a Texas State Court brought by the NGC Settlement Trust. The allegations of this second Texas State Court action are substantially similar to those of the earlier class action pending in State Court.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 22, 1998, the Company sold an aggregate of five million shares of newly issued common stock to its parent companies, The Equitable Companies Incorporated, Equitable Life Assurance Society of the United States and AXA Holdings (Belgium), an affiliate of AXA UAP in a private placement. Proceeds from the sale were $300 million. The shares are exempt from registration under
Section 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

3.1 Amended and Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998.)

3.2 By-Laws. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-96276).

4.1 Certificate of Designation of 3,500,000 shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series B. (Incorporated herein by reference to Exhibit 99.1 to the Company's Form 8-K, dated January 8, 1998;
        Item 5).

10.85 Purchase and Sale Agreement, dated July 16, 1998 among the Company, The Equitable Companies Incorporated and AXA Holdings (Belgium).

10.91 First Amended and Restated Credit Agreement, dated May 29, 1998 among the Company, a syndicate of banks, Chase Securities, Inc. the Chase Manhattan Bank, the Bank of New York and The First National Bank of Chicago.

10.92 Agreement of Lease between USF Nominees Limited, Landlord, DLJ UK Properties Limited, Tenant, 111 Old Broad Street, London and the Company, Surety, dated as of June 3, 1998.

10.93 Sublease Agreement between Furman Selz, LLC, Sublandlord and the Company, Subtenant, 280 Park Avenue, New York, New York, dated as of June 16, 1998.

11      Statement re: computation of basic earnings per share.

11.1    Statement re: computation of diluted earnings per share.

27      Financial Data Schedule

(b)     Reports on Form 8-K

        1.    Form 8-K dated June 22, 1998; Items 5 and 7

                                   Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DONALDSON, LUFKIN & JENRETTE, INC.


August 14, 1998                        /s/ Anthony F. Daddino
                                       ------------------------------
                                       Anthony F. Daddino
                                       Executive Vice President and Chief
                                         Financial Officer
                                       (On behalf of the Registrant and as
                                       Principal Financial Officer)

                                 EXHIBIT INDEX

3.1 Amended and Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998.)

3.2 By-Laws. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-96276).

4.1 Certificate of Designation of 3,500,000 shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series B. (Incorporated herein by reference to Exhibit 99.1 to the Company's Form 8-K, dated January 8, 1998;
        Item 5).

10.85 Purchase and Sale Agreement, dated July 16, 1998 among the Company, The Equitable Companies Incorporated and AXA Holdings (Belgium).

10.91 First Amended and Restated Credit Agreement, dated May 29, 1998 among the Company, a syndicate of banks, Chase Securities, Inc. the Chase Manhattan Bank, the Bank of New York and The First National Bank of Chicago.

10.92 Agreement of Lease between USF Nominees Limited, Landlord, DLJ UK Properties Limited, Tenant, 111 Old Broad Street, London and the Company, Surety, dated as of June 3, 1998.

10.93 Sublease Agreement between Furman Selz, LLC, Sublandlord and the Company, Subtenant, 280 Park Avenue, New York, New York, dated as of June 16, 1998.

11      Statement re: computation of basic earnings per share.

11.1    Statement re: computation of diluted earnings per share.

27      Financial Data Schedule