Form 10-Q
period 1998-09-30
DONALDSON LUFKIN & JENRETTE INC /NY/
filed 1998-11-13
CIK 29646

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF
                      1934 For the quarterly period ended
                               September 30, 1998

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

As of November 6, 1998, the latest practicable date, there were 122,753,132 shares of Common Stock, $0.10 par value, outstanding.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS

Part I  FINANCIAL INFORMATION
                                                                          Page
                                                                         Number
     Item 1. Financial Statements

             Condensed Consolidated Statements of Financial Condition
             at September 30, 1998 and December 31, 1997 (Unaudited).....   3

             Condensed Consolidated Statements of Income for the three
             and nine months ended September 30, 1998 and 1997
             (Unaudited).................................................   5

             Condensed Consolidated Statements of Changes in
             Stockholders' Equity for the year ended December 31, 1997
             and the nine months ended September 30, 1998 (Unaudited) ...   6

             Condensed Consolidated Statements of Cash Flows for the
             nine months ended September 30, 1998 and 1997 (Unaudited)...   7

             Notes to Condensed Consolidated Financial Statements
             (Unaudited).................................................   9

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................  15

     Item 3. Quantitative and Qualitative Disclosures About
             Market Risk.................................................  22


Part II  OTHER INFORMATION

     Item 1. Legal Proceedings...........................................  25

     Item 2. Changes in Securities and Use of Proceeds...................  25

     Item 6. Exhibits and Reports on Form 8-K............................  26

             Signature...................................................  27

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

      Condensed Consolidated Statements of Financial Condition (Unaudited)
                (In thousands, except share and per share data)

                                                                                    September 30,      December 31,
                                                                                        1998               1997
                                                                                    ------------       ------------
                                     ASSETS

Cash and cash equivalents....................................................       $    827,502       $    273,164
Cash and securities segregated for regulatory purposes or deposited with
   clearing organizations....................................................            790,170            832,093
Collateralized short-term agreements:
   Securities purchased under agreements to resell...........................         20,845,439         22,628,782
   Securities borrowed.......................................................         22,221,780         20,598,639
Receivables:
   Customers.................................................................          6,080,158          4,397,668
   Brokers, dealers and other................................................          5,089,060          3,162,970
Financial instruments owned, at value:
   U.S. government and agency................................................          8,719,525          6,834,996
   Corporate debt............................................................          4,479,569          5,577,023
   Foreign sovereign debt....................................................            680,348          1,624,235
   Mortgage whole loans......................................................          1,454,627          1,555,685
   Equities and other........................................................          1,421,981            943,782
   Long-term corporate development investments...............................            454,855            315,774
Office facilities, at cost, (net of accumulated depreciation and
   amortization of $273,688 and $216,230, respectively)......................            440,835            388,677
Other assets ................................................................          1,787,000          1,372,357
                                                                                    ------------       ------------
Total Assets.................................................................       $ 75,292,849       $ 70,505,845
                                                                                    ============       ============

     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

      Condensed Consolidated Statements of Financial Condition (Unaudited)
                (In thousands, except share and per share data)

                                                                                    September 30,       December 31,
                                                                                        1998               1997
                                                                                     -----------        -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Commercial paper and short-term borrowings......................................     $ 1,100,360        $ 1,121,352
Collateralized short-term financings:
    Securities sold under agreements to repurchase..............................      35,693,542         36,006,656
    Securities loaned...........................................................       7,641,307          7,687,416
Payables:
    Customers...................................................................       5,666,284          5,071,653
    Brokers, dealers and other..................................................       4,591,944          2,912,218
Financial instruments sold not yet purchased, at value:
    U.S. government and agencies................................................       8,541,285          7,671,498
    Corporate debt..............................................................         842,313            854,155
    Foreign sovereign debt......................................................          82,604            553,852
    Equities and other..........................................................       1,877,658          1,376,395
Accounts payable and accrued expenses...........................................       2,205,146          2,119,131
Other liabilities...............................................................         851,242            741,870
                                                                                     -----------        -----------
                                                                                      69,093,685         66,116,196
                                                                                     -----------        -----------
Long-term borrowings............................................................       3,137,104          2,128,159
                                                                                     -----------        -----------
         Total liabilities......................................................      72,230,789         68,244,355
                                                                                     -----------        -----------
Company-obligated mandatorily redeemable preferred securities
    of subsidiary trust holding solely debentures of the Company................         200,000            200,000
                                                                                     -----------        -----------
Stockholders' Equity:
    Preferred stock, 50,000,000 shares authorized:
       Series A Preferred Stock, at $50.00 per share liquidation
         preference (4,000,000 shares issued and outstanding)...................         200,000            200,000
       Series B Preferred Stock, at $50.00 per share liquidation
         preference (3,500,000 shares  issued and outstanding)..................         175,000                  -
    Common stock ($0.10 par value; 300,000,000 shares
       authorized; 122,719,330 and 111,852,762 shares issued
       and outstanding, respectively)...........................................          12,272             11,185
    Restricted stock units (10,358,294 units authorized; 2,082,876
       and 6,562,414 units issued and outstanding, respectively)................          21,340             67,255
    Paid-in capital.............................................................         847,273            440,926
    Retained earnings...........................................................       1,602,025          1,338,220
    Accumulated other comprehensive income......................................           4,150              3,904
    Employee deferred compensation stock trust..................................          31,216             12,061
    Common stock issued to employee deferred compensation trust.................         (31,216)           (12,061)
                                                                                     -----------        -----------
         Total stockholders' equity.............................................       2,862,060          2,061,490
                                                                                     -----------        -----------
Total Liabilities and Stockholders' Equity......................................     $75,292,849        $70,505,845
                                                                                     ===========        ===========

     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

            Condensed Consolidated Statements of Income (Unaudited)
                     (In thousands, except per share data)

                                                                  Three Months Ended                Nine Months Ended
                                                                    September 30,                     September 30,
                                                             ---------------------------       --------------------------
                                                                1998             1997             1998            1997
                                                             ----------       ----------       ----------      ----------
Revenues:
    Commissions.........................................     $  225,345       $  178,301       $  625,811      $  504,997
    Underwritings.......................................        121,727          294,452          795,201         651,812
    Fees................................................        317,297          209,703          891,104         532,530
    Interest, net of interest to finance U.S.
      government, agency and mortgage-backed
      securities of $794,211, $731,785,
      $2,343,029 and $2,097,579, respectively...........        577,515          400,413        1,732,568       1,090,133
    Principal transactions-net:
      Trading...........................................       (234,423)          84,908          (99,700)        332,216
      Investment........................................         44,724           85,587          133,217         149,967
    Other...............................................         17,642           15,132           41,792          49,424
                                                             ----------       ----------       ----------      ----------
       Total revenues...................................      1,069,827        1,268,496        4,119,993       3,311,079
                                                             ----------       ----------       ----------      ----------
Costs and Expenses:
    Compensation and benefits...........................        387,168          545,493        1,704,218       1,411,272
    Interest............................................        374,686          279,287        1,126,793         744,464
    Brokerage, clearing, exchange fees and other........         61,356           56,409          190,593         166,194
    Occupancy and equipment.............................         65,849           47,452          189,897         132,757
    Communications......................................         23,479           16,141           64,638          45,912
    Other operating expenses............................        115,689          135,614          354,504         311,380
                                                             ----------       ----------       ----------      ----------
       Total costs and expenses.........................      1,028,227        1,080,396        3,630,643       2,811,979
                                                             ----------       ----------       ----------      ----------
Income before provision for income taxes................         41,600          188,100          489,350         499,100
                                                             ----------       ----------       ----------      ----------
Provision for income taxes..............................         15,900           67,800          187,200         192,200
                                                             ----------       ----------       ----------      ----------
Net income..............................................     $   25,700       $  120,300       $  302,150      $  306,900
                                                             ==========       ==========       ==========      ==========
Dividends on preferred stock............................     $    5,289       $    2,970       $   16,021      $    9,174
                                                             ==========       ==========       ==========      ==========
Earnings applicable to common shares....................     $   20,411       $  117,330       $  286,129      $  297,726
                                                             ==========       ==========       ==========      ==========
Earnings per share:
    Basic...............................................     $     0.17       $     1.06       $     2.42      $     2.71
    Diluted.............................................     $     0.15       $     0.93       $     2.18      $     2.40
                                                             ==========       ==========       ==========      ==========
Weighted average common shares:
    Basic...............................................        121,569          111,116          118,025         109,826
    Diluted.............................................        134,478          126,786          131,386         124,278
                                                             ==========       ==========       ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

           For the Year Ended December 31, 1997 and the Nine Months
                            Ended September 30, 1998
                     (In thousands, except per share data)

                                                                                                           Accumulated
                                                                 Restricted                                   Other
                                       Preferred     Common         Stock       Paid-in       Retained    Comprehensive
                                         Stock        Stock         Units       Capital       Earnings        Income        Total
                                       ---------    --------      ---------    ----------    ----------       -------    ----------
Balances at December 31, 1996.......   $ 200,000    $ 10,659      $ 104,167    $  360,660    $  969,856       $ 1,897    $1,647,239

Net income...........................          -           -              -             -       408,250             -       408,250
Dividends:
   Common stock ($0.25 per share)....          -           -              -             -       (27,742)            -       (27,742)
   Preferred stock...................          -           -              -             -       (12,144)            -       (12,144)
Common stock issued upon the
   exercise of stock options,
   including related tax benefits....          -          30              -         6,428             -             -         6,458
Conversion of restricted stock
   units to common stock,
   including related tax benefits....          -         358        (36,756)       45,041             -             -         8,643
Forfeiture of restricted stock units.          -           -           (156)          156             -             -             -
Conversion of debentures.............          -         138              -        28,641             -             -        28,779
Translation adjustment...............          -           -              -             -             -         2,007         2,007
                                       ---------    --------      ---------    ----------    ----------       -------    ----------
Balances at December 31, 1997.......     200,000      11,185         67,255       440,926     1,338,220         3,904     2,061,490

Net income...........................          -           -              -             -       302,150             -       302,150
Dividends:
   Common stock ($0.125 per
      share).........................          -           -              -             -       (22,324)            -       (22,324)
   Preferred stock ..................          -           -              -             -       (16,021)            -       (16,021)
Issuance of Series B Preferred
  Stock.............................     175,000           -              -             -             -             -       175,000
Sale of common stock to
  Equitable/AXA.....................           -         500              -       299,500             -             -       300,000
Common stock issued upon the
  exercise of  stock options,
  including related tax benefits....           -         139              -        35,952             -             -        36,091
Conversion of restricted stock
   units to common stock,
   including related tax benefits....          -         448        (45,890)       70,870             -             -        25,428
Forfeiture of restricted stock units.          -           -            (25)           25             -             -             -
Translation adjustment...............          -           -              -             -             -           246           246
                                       ---------    --------      ---------    ----------    ----------       -------    ----------
Balances at September 30, 1998......   $ 375,000    $ 12,272     $   21,340    $  847,273    $1,602,025       $ 4,150    $2,862,060
                                       =========    ========     ==========    ==========    ==========       =======    ==========

     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

             For the Nine Months Ended September 30, 1998 and 1997

                                                                                             1998               1997
                                                                                         ------------       ------------
Cash flows from operating activities:
  Net income.......................................................................      $    302,150       $    306,900
                                                                                         ------------       ------------
  Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation and amortization.................................................            56,662             43,570
     Deferred taxes................................................................            57,641            (20,872)
     Decrease in unrealized depreciation of long-term corporate development
       investments ................................................................           (20,138)           (27,012)
                                                                                         ------------       ------------
                                                                                              396,315            302,586
   (Increase) decrease in operating assets:
     Cash and securities segregated for regulatory
       purposes or deposited with clearing organizations...........................            41,923            116,882
     Securities purchased under agreements to resell...............................        (2,317,839)        (4,522,527)
     Securities borrowed...........................................................        (1,623,141)        (6,431,666)
     Receivables from customers....................................................        (1,682,490)          (852,668)
     Receivables from brokers, dealers and other...................................        (1,926,090)        (1,388,913)
     Financial instruments owned, at value.........................................          (220,329)        (2,254,526)
     Other assets..................................................................          (171,554)          (140,595)
   Increase (decrease) in operating liabilities:
     Securities sold under agreements to repurchase................................         2,317,839          4,522,527
     Securities loaned.............................................................           (46,109)         2,477,335
     Payables to customers.........................................................           594,631            951,726
     Payables to brokers, dealers and other........................................         1,679,726            912,821
     Financial instruments sold not yet purchased, at value........................           887,960          2,651,099
     Accounts payable and accrued expenses.........................................            86,015            260,959
     Other liabilities and deferred amounts .......................................           149,980            143,294
     Translation adjustment........................................................               246              1,053
                                                                                         ------------       ------------
Net cash used in operating activities..............................................      $ (1,832,917)      $ (3,250,613)
                                                                                         ------------       ------------

     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

             For the Nine Months Ended September 30, 1998 and 1997

                                                                                            1998                1997
                                                                                         ----------          ----------
Cash flows from investing activities:
  Net (payments for) proceeds from:
    Purchases of long-term corporate development investments....................         $ (304,660)         $ (158,372)
    Sales of long-term corporate development investments........................            185,717              72,942
    Office facilities...........................................................           (111,628)           (113,428)
    Other assets................................................................           (296,037)           (208,008)
                                                                                         ----------          ----------
Net cash used in investing activities...........................................           (526,608)           (406,866)
                                                                                         ----------          ----------
Cash flows from financing activities:
  Net proceeds from (payments for):
    Short-term financings.......................................................          1,449,237           3,067,548
    Senior subordinated floating rate notes.....................................            250,000
    Senior secured floating rate notes..........................................            200,000
    Global Floating Rate Notes..................................................                  -             347,760
    Senior notes................................................................            643,076                   -
    Subordinated revolving credit agreement.....................................           (325,000)            118,500
    Medium-term notes...........................................................            249,001             260,327
    Other long-term debt........................................................             (9,291)              6,026
    Dividends...................................................................            (38,345)            (29,924)
    Sale of common stock to Equitable/AXA.......................................            300,000                   -
    Issuance of Series B preferred stock........................................            175,000                   -
    Exercise of stock options...................................................             20,185                 836
                                                                                         ----------          ----------
Net cash provided by financing activities.......................................          2,913,863           3,771,073
                                                                                         ----------          ----------
Increase in cash and cash equivalents...........................................            554,338             113,594

Cash and cash equivalents at beginning of period................................            273,164             158,831
                                                                                         ----------          ----------
Cash and cash equivalents at end of period......................................         $  827,502          $  272,425
                                                                                         ==========          ==========

     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1998


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

2.  Common Stock Split

In February 1998, the Board of Directors declared a two-for-one stock split (the "stock split") of the Company's common stock, subject to stockholder approval to increase the number of authorized common shares. In April 1998, stockholders approved an amendment to the Company's Certificate of Incorporation whereby the amount of total authorized shares of common stock was increased to 300 million shares and the amount of total authorized shares of preferred stock was increased to 50 million shares. The stock split was effected in the form of a 100% stock dividend to stockholders of record on April 27, 1998, and was paid on May 11, 1998. The par value of the common stock remained at $.10 per share. Accordingly, an adjustment from paid-in capital to common stock was made to preserve the value of the post-split shares. All common share, per common share, restricted stock unit and option data have been restated for the effect of the stock split in the accompanying condensed consolidated financial statements.

3.  Income Taxes

Income taxes for interim period condensed consolidated financial statements have been accrued using the Company's estimated effective tax rate. Federal income taxes paid for the nine months ended September 30, 1998 and 1997 were $98.8 million and $145.3 million including net Federal income tax equivalents paid to Equitable of $1.7 million and $7.1 million, respectively for each period.

4.  Borrowings

Short-term borrowings are generally demand obligations, at interest rates approximating Federal fund rates from banks and other financial institutions. Such borrowings are generally used to finance securities inventories, to facilitate the financial instruments settlement process and to finance financial instruments purchased by customers on margin. In January 1998, the Company commenced a $1.0 billion commercial paper program. Obligations issued thereunder (the "Notes") are exempt from registration under the Securities Act of 1933, as amended. The Notes rank pari passu with the Company's other unsecured and unsubordinated indebtedness. At September 30, 1998, $259.5 million of Notes were outstanding under this program.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)


Long-term borrowings, including current maturities of $1.1 million and $1.6 million at September 30, 1998 and December 31, 1997, respectively, consist of the following:

                                                                      September 30,  December 31,
                                                                           1998          1997
                                                                       -----------   -----------
                                                                             (In thousands)

Medium-term notes, 5.625%-6.90%  due various dates through 2016......  $   946,622   $   697,310
Senior subordinated revolving credit agreement due in 2000...........            -       325,000
Global floating rate notes, due in 2002..............................      348,245       347,909
Subordinated exchange notes, 9.58%  due in 2003......................      225,000       225,000
Senior notes, 6 7/8% due in 2005.....................................      497,727       497,484
Senior secured floating rate notes due in 2005.......................      450,000             -
Senior notes, 6 1/2% due in 2008.....................................      643,347             -
Other................................................................       26,163        35,456
                                                                       -----------   -----------
     Total long-term borrowings......................................  $ 3,137,104   $ 2,128,159
                                                                       ===========   ===========

During the nine months ended September 30, 1998, the Company issued $650.0 million of 6 1/2% Senior Notes which mature in 2008 and $250.0 million medium-term notes that bear interest at rates ranging from 5.82% - 6.28% and mature at various dates through 2003.

In the third quarter of 1998, a subsidiary of the Company issued Senior Secured and Senior Subordinated Secured Floating Rate Notes in the principal amounts of $200 million and $250 million due March 15, 2005 and September 15, 2005, respectively. At September 30, 1998, a portfolio of investments, primarily senior bank debt valued at $520.8 million, collateralizes the non-recourse notes. Senior bank debt consist of interests in senior corporate debt, including term loans, revolving loans and other corporate debt.

During the second quarter of 1998, the Company amended its $2.0 billion revolving credit facility to increase the aggregate commitment of banks thereunder to $2.75 billion, of which $1.65 billion may be unsecured. There were no borrowings outstanding under this agreement at September 30, 1998.

In May 1998, the Company repaid its $325 million senior subordinated revolving credit agreement and terminated the related credit facility.

Subordinated exchange notes due in 2003 include $20.0 million due to a subsidiary of Equitable at September 30, 1998.

Interest paid on all borrowings and financing arrangements amounted to $3.5 billion and $2.8 billion for the nine months ended September 30, 1998 and 1997, respectively.

5.  Long-term Corporate Development Investments

Long-term corporate development investments represent the Company's involvement in private debt and equity investments which generally have no readily available market or may otherwise be restricted as to resale under the Securities Act of 1933, as amended. Accordingly, these investments are carried at estimated fair value as determined by the Finance Committee of the Board of Directors. The cost of these investments was $442.2 million and $323.2 million at September 30, 1998 and December 31, 1997, respectively. The increase (decrease) in net unrealized appreciation (depreciation) for the nine months ended September 30, 1998 and 1997 amounted to $20.1 million and $(27.0) million, respectively. Changes in unrealized appreciation (depreciation) arising from changes in fair value or upon realization are reflected in revenues, principal transactions-net, investment in the condensed consolidated statements of income.

6.  Net Capital

The Company's principal wholly-owned subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"), is a registered broker-dealer, a registered futures commission merchant and member firm of The New York Stock Exchange, Inc. (the "NYSE") and, accordingly, is subject to the minimum net capital requirements of the Securities and Exchange Commission, NYSE and the Commodities Futures Trading Commission. As such, it is subject to the NYSE's net capital rule which conforms to the Uniform Net Capital Rule pursuant to rule 15c3-1 of the Securities

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)


Exchange Act of 1934, as amended ("the Exchange Act"). Under the alternative method permitted by this rule, the required net capital, as defined, shall not be less than two percent of aggregate debit balances arising from customer transactions, as defined, or four percent of segregated funds, as defined, whichever is greater. The NYSE may also require a member firm to reduce its business if its net capital is less than four percent of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit balances. At September 30, 1998, DLJSC's net capital of approximately $1.0 billion was 18 percent of aggregate debit balances and in excess of the minimum requirement by approximately $884.8 million. Certain of the Company's London-based broker-dealer subsidiaries are subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Other U.S. and foreign broker-dealer subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At September 30, 1998, the Company and its broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations:

                                                  Three Months Ended      Nine Months Ended
                                                     September 30,            September 30,
                                                 --------------------   ---------------------
                                                   1998        1997       1998         1997
                                                 --------   ---------   ---------   ---------
                                                                 (in thousands)
Earnings applicable to Common Shares- Basic      $ 20,411   $ 117,330   $ 286,129   $ 297,726

Effect of Dilutive Securities:
        Convertible Debt                                -         354           -         310
                                                 --------   ---------   ---------   ---------
Earnings applicable to Common Shares- Diluted    $ 20,411   $ 117,684   $ 286,129   $ 298,036
                                                 ========   =========   =========   =========
Weighted Average Common Shares- Basic             121,569     111,116     118,025     109,826

Effect of Dilutive Securities:
       Restricted Stock Units                       1,929       6,524       2,489       7,226
       Stock Options                               10,980       8,620      10,872       6,592
       Convertible Debt                                 -         526           -         634
                                                 --------   ---------   ---------   ---------
Weighted Average Common Shares- Diluted           134,478     126,786     131,386     124,278
                                                 ========   =========   =========   =========

8. Stockholders' Equity

In January 1998, the Company issued 3.5 million shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series B, with a liquidation preference of $50 per share ($175.0 million aggregate liquidation value). Dividends are payable quarterly at a rate of 5.30% per annum, subject to adjustment after January 2003.

In February 1998, approximately 4.4 million restricted stock units (after giving effect to the stock split) vested and were converted into the Company's common stock from authorized and unissued shares.

In July 1998, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested" ("EITF 97-14"). Under EITF 97-14, assets of the trust are to be consolidated with those of the employer and the value of the employer's stock held in the rabbi trust should be classified in stockholders' equity in a manner similar to Treasury Stock. The Company has adopted EITF 97-14 as of September 30, 1998. At September 30, 1998, approximately

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)


3.0 million shares of the Company's stock are included in the rabbi trust. The shares and the corresponding liability to employees are shown as components of stockholders' equity in the Company's financial statements. In October 1998, approximately 1.8 million of such shares were distributed to employees by the trust.

In July 1998, the Company sold an aggregate of five million shares of newly issued common stock to its parent companies, Equitable and AXA for $300.0 million in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) ("the Securities Act"). As a result, Equitable and its affiliates' beneficial ownership of the Company increased to approximately 73 percent on an undiluted basis.

9. Comprehensive Income

The components of comprehensive income for the three and nine months ended September 30, 1998 and 1997 are as follows:

                                                  Three Months Ended       Nine Months Ended
                                                     September 30,            September 30,
                                                  --------------------   ---------------------
                                                    1998        1997       1998         1997
                                                  --------   ---------   ---------   ---------
                                                                (In thousands)
Net income......................................  $ 25,700   $ 120,300   $ 302,150   $ 306,900
  Other comprehensive income:
  Foreign currency translation adjustments......       658        (618)        246       1,053
                                                  --------   ---------   ---------   ---------
Total comprehensive income......................  $ 26,358   $ 119,682   $ 302,396   $ 307,953
                                                  ========   =========   =========   =========

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

Option contracts are typically written for a duration of less than 13 months. The notional (contract) values of the written options were $9.0 billion and $5.4 billion at September 30, 1998 and December 31, 1997, respectively. Such options contracts are covered by the following financial instruments which the Company has purchased or sold on a proprietary basis and are reflected in the table below at either the underlying contract (notional) amounts

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)


for derivative instruments or at market value for cash instruments:

                                               September 30,     December 31,
                                                   1998              1997
                                                   ----              ----
                                                       (In millions)
U.S. government, mortgage-backed
     securities and options thereon..........    $ 6,679           $ 3,773
Foreign sovereign debt securities............         96                73
Futures contracts............................        229               219
Equities and other...........................      2,043             1,340
                                                 -------           -------
           Total.............................    $ 9,047           $ 5,405
                                                 =======           =======

The trading revenues from option writing activity (net of related interest expense) were approximately $84.9 million and $51.5 million for the nine months ended September 30, 1998 and 1997, respectively. The fair value of options is measured by the unamortized premiums and the intrinsic value determined from various pricing sources. The average fair value of the options was approximately $277.4 million and $223.3 million for the nine months ended September 30, 1998 and the year ended December 31, 1997, respectively. The fair values of options were approximately $340.7 million and $196.4 million at September 30, 1998 and December 31, 1997, respectively, and were included as liabilities in the accompanying condensed consolidated statements of financial condition.

The notional amounts of forward and futures contracts are treated as off-balance sheet items. The notional contract and market values of such contracts at September 30, 1998 and December 31, 1997, were as follows:

                                                      September 30,   December 31,
                                                          1998            1997
                                                          ----            ----
                                                              (In millions)
Forward Contracts:
     Purchased at notional (contract) value..........    $ 39,954       $ 19,721
     Sold at notional (contract) value...............      42,528         28,339

Futures Contracts and Options on Futures Contracts:
     Purchased at market value.......................    $  1,393       $    988
     Sold at market value............................       2,588          2,767

The following is a summary of the values of these contracts included in the condensed consolidated financial statements at September 30, 1998 and December 31, 1997:

                                                                                September 30,   December 31,
                                                                                     1998           1997
                                                                                     ----           ----
                                                                                        (In millions)
Forward Contracts:
     Average fair values included in assets (liabilities) during the period....      $  20         $  (2)
     Unrealized gains included in total assets at end of period................        171            56
     Unrealized losses included in total liabilities at end of period..........        194            50

Futures Contracts:
     Average fair values included in assets (liabilities) during the period....      $ (17)        $   1
     Unrealized gains included in total assets at end of period................          1             -
     Unrealized losses included in total liabilities at end of period..........         45             2

Net trading losses on forward contracts were $21.9 million and $38.2 million and net trading losses on futures contracts were $64.7 million and $33.3 million for the nine months ended September 30, 1998 and 1997, respectively.

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

The notional (contract) value of swap agreements was approximately $6.0 billion and $686.9 million at September 30, 1998 and December 31, 1997, respectively.

The notional or contract amounts indicate the extent of the Company's involvement in the derivative instruments noted above. They do not measure the Company's exposure to market or credit risk and do not represent the future cash requirements of such contracts.

11. Commitments and Contingencies

At September 30, 1998, the Company was contingently liable for unsecured letters of credit of approximately $559.3 million.

The Company has outstanding commitments, expiring on March 16, 2000, to provide financings to third parties in the total amount of $150.0 million which would be secured by mortgage loans on real estate properties. At September 30, 1998, unfunded commitments outstanding under this facility amounted to $52.8 million. In addition, the Company enters into commitments to extend credit in connection with the origination and syndication of senior bank debt of non-investment grade borrowers. At September 30, 1998, unfunded senior bank loan commitments outstanding amounted to $328.8 million.

The Company has commitments to invest on a side by side basis with merchant banking partnerships in the amount of $785.4 million at September 30, 1998.

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

In the matter of Harrah's Jazz, the proponents of the plan of reorganization filed a notice in the U.S. Bankruptcy Court for the Eastern District of Louisiana on October 30, 1998 indicating that the conditions to the plan of reorganization have been satisfied and that the plan of reorganization became effective as of October 30, 1998. Accordingly, the settlement of the litigation against DLJSC has become final and did not have a material effect on the Company's results of operations or financial condition.

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

BUSINESS ENVIRONMENT

The Company's principal business activities, investment and merchant banking, securities sales and trading and correspondent brokerage services are, by their nature, highly competitive and subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity. Consequently, the Company's net income and revenues have been and are likely to continue to be, subject to wide fluctuations, reflecting the impact of many factors beyond the Company's control including the state of the global economy, securities market conditions, the level and volatility of interest rates, competitive conditions and the size and timing of transactions.

The unprecedented volatility in global capital markets during the third quarter of 1998 had a significant negative impact on the financial services industry. Global economic problems, particularly the collapse of the Russian economy and the economic conditions in Japan and Asia led to the widespread sell-off of fixed income and equity securities throughout the world. After the Russian crisis in mid-August, there was a flight to quality resulting in increased purchases of U.S. government securities and larger spreads between these and almost all other fixed income securities ranging from high grade to high yield instruments. These conditions diminished liquidity and greatly reduced U.S. bond and equity underwriting. The effect was particularly damaging in the high yield sector and emerging markets. These same conditions negatively impacted fixed income and equity markets worldwide.

Mergers and acquisitions also slowed from the second quarter, although year-over-year growth in worldwide mergers remains at 54 percent. Equity and high yield underwriting has declined significantly during the third quarter due to the extreme market volatility. IPO activity declined 66 percent compared to the comparable quarter of 1997 due to these unfavorable market conditions.

RECENT DEVELOPMENTS

In July 1998, the Company sold an aggregate of five million shares of newly issued common stock to its parent companies, Equitable and AXA, for $300.0 million in a transaction exempt from the registration requirement of the Securities Act. As a result, Equitable and its affiliates' beneficial ownership of the Company increased to approximately 73 percent on an undiluted basis.

In August 1998, a subsidiary of the Company issued non-recourse Senior Secured and Senior Subordinated Secured Floating Rate Notes in the principal amounts of $200 million and $250 million due March 15, 2005 and September 15, 2005, respectively.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997

Total revenues for the quarter ended September 30, 1998 were $1.1 billion, a decrease of $198.7 million or 15.7% from the quarter ended September 30, 1997. Revenues decreased in the third quarter of 1998 due primarily to a decrease in underwriting and principal transactions, trading.

Commission revenues increased by $47.0 million or 26.4% to $225.3 million during the quarter. Volume on virtually every exchange reached record levels due to extreme volatility experienced in the equity markets.

Underwriting revenues decreased by $172.7 million or 58.7% to $121.7 million. The Company and the industry experienced significant decreases as underwriting activity slowed sharply reflecting the poor market conditions in the equity, fixed-income and high-yield markets.

Fee revenues increased by $107.6 million or 51.3% to $317.3 million primarily as a result of increased fees in the asset management area, including the Private Fund Group. Other advisory service activities, including mergers & acquisitions, also increased during the third quarter of 1998.

Interest, net of interest expense to finance U.S. government, agency and mortgage-backed securities, increased by $177.1 million or 44.2% to $577.5 million. The largest increases took place in the stock loan/borrowed business. In addition, there were increases in domestic and foreign margin balances and higher levels of fixed-income securities.

Principal transactions-net, trading revenues decreased by $319.3 million to $(234.4) million, reflecting losses or reduced revenues in most trading areas. The most significant losses occurred in high-yield bond trading and emerging markets areas. The trading losses in emerging markets related primarily to the collapse in Russian securities and its effect on emerging markets throughout the world. Such decreases were offset in part by the increases in net interest revenues from the Company's emerging markets business. At September 30, 1998, the Company's exposure to emerging markets securities, the aggregate of its net position for each country, was less than $100 million.

Principal transactions-net, investment revenues decreased by $40.9 million or 47.7% to $44.7 million. The decrease is primarily due to lower profits on investments sold. Realized gains on investments were $26.6 million. Net unrealized carrying values increased by $18.1 million, which includes the elimination of net unrealized appreciation of $0.2 million on investments sold and an increase in net unrealized appreciation of $18.3 million on retained investments.

Other revenues, consisting primarily of dividends and miscellaneous transaction revenues, increased by $2.5 million or 16.6% to $17.6 million.

Total costs and expenses for the third quarter of 1998 were $1.0 billion, a decrease of $52.2 million or 4.8% from the third quarter of 1997.

Compensation and benefits decreased by $158.3 million or 29.0% to $387.2 million. Incentive and production-related compensation decreased by 51.0% in 1998 due to lower revenues, and a decrease in operating results. Base compensation, including benefits and all payroll taxes, increased by 45.0% due to continued hiring of senior level executives in various business groups. At September 30, 1998, full-time personnel totaled 8,157 compared to 6,815 at September 30, 1997, an increase of 1,342 or 19.7 %.

Interest expense increased $95.4 million or 34.2% to $374.7 million. Most of this increase was related to the financing of domestic and foreign stock loan/borrowed business.

All other expenses, as noted below, increased by $10.8 million or 4.2% to $266.4 million for the third quarter of 1998.

Brokerage, clearing, exchange fees and other expenses increased by $4.9 million due to increased commission and volume related expenses. Occupancy and equipment costs increased by $18.4 million as a result of the expansion of the Company's principal office in the U.S. and the expansion of the Company's other domestic and overseas offices. Communications costs increased by $7.3 million due to expanded facilities and the overall growth in professional staff. All other operating expenses decreased by $20.0 million. Included therein are professional fees, travel and entertainment, and printing and stationery. All of these costs increased due to an overall increase in the level of business activity as well as costs relating to the Year 2000 project.

The Company's income tax provision for the third quarter of 1998 and 1997 was $15.9 million and $67.8 million, respectively, which represented a 38.2% and 36% effective tax rate, respectively.

Net income for the quarter ended September 30, 1998 was $25.7 million, down $94.6 million or 78.6% from the comparable 1997 period. Basic and diluted earnings per common share using the treasury stock method were $0.17 and $0.15 and $1.06 and $0.93 for the third quarter of 1998 and 1997, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Total revenues for the nine months ended September 30, 1998 were $4.1 billion, an increase of $0.8 billion or 24.4% over the nine months ended September 30, 1997. Revenues increased primarily due to increases in fees and net interest income during 1998.

Commission revenues increased by $120.8 million or 23.9% to $625.8 million. Volume on virtually every exchange reached record levels due to the extreme volatility experienced in the equity markets during the third quarter of 1998.

Underwriting revenues increased by $143.4 million or 22.0% to $795.2 million. The Company and the industry experienced increases in equity, fixed income and high yield underwriting during the first seven months of the year.

Fee revenues increased by $358.6 million or 67.3% to $891.1 million. The results reflect DLJ's continuing market share growth in mergers and acquisitions. Asset management and other advisory service activities also increased during the first nine months of 1998.

Interest, net of interest expense to finance U.S. government, agency and mortgage-backed securities, increased by $642.4 million or 58.9% to $1.7 billion. The largest increases took place in the stock loan/borrowed business. In addition, there were increases in domestic and foreign margin balances and higher levels of foreign fixed-income securities.

Principal transactions-net, trading revenues decreased by $431.9 million to $(99.7) million primarily in the emerging markets and high-yield areas. The Emerging Markets losses are due to the collapse of the Russian securities markets and its effect on emerging markets throughout the world. The difficult global fixed income markets resulted in widening credit spreads in high-yield and mortgage securities. Such decreases are offset in part by the increases in net interest revenues from the Company's Emerging Markets business.

Principal transactions-net, investment revenues decreased by $16.8 million or 11.2% to $133.2 million. The decrease is primarily due to lower profits on investments sold. Realized gains on investments were $113.1 million. Net unrealized carrying values increased by $20.1 million, which includes the elimination of net unrealized depreciation of $5.8 million on investments sold and an increase in net unrealized appreciation of $14.3 million on retained investments.

Other revenues, consisting primarily of dividends and miscellaneous transaction revenues, decreased by $7.6 million or 15.4% to $41.8 million.

Total costs and expenses for the nine months ended September 30, 1998 were $3.6 billion, an increase of $818.7 million or 29.1% over the nine months ended 1997. During 1998, the Company launched an international equities group, opened an office in Moscow and established a high-yield business in London. In addition, the Investment Banking Group expanded coverage in the financial services, technology and telecommunications industries.

Compensation and benefits increased $292.9 million or 20.8% to $1.7 billion. Incentive and production-related compensation increased by 13.4% in 1998 due to higher revenues and operating results. Base compensation, including benefits and all payroll taxes, increased by 43.7% due to the hiring of more senior level executives in various business groups. In addition, the first quarter of 1998 includes a $29 million one-time provision for costs associated primarily with the Company's plans for significant expansion in Europe. At September 30, 1998, full-time personnel totaled 8,157 compared to 6,815 at September 30, 1997, an increase of 1,342 or 19.7%.

Interest expense increased $382.3 million or 51.4% to $1.1 billion. Most of this increase was related to the financing of Pershing's domestic and foreign stock loan/borrowed business.

All other expenses, as noted below, increased by $143.4 million or 21.8% to $799.6 million for the first nine months of 1998.

Brokerage, clearing, exchange fees and other expenses increased by $24.4 million due to increased share volume and transaction fee payments. Occupancy and equipment costs increased by $57.1 million as a result of the expansion of the Company's principal office in the U.S. and the expansion of the Company's other domestic and overseas offices. Communications costs increased by $18.7 million due to expanded facilities and the overall growth in professional staff. All other operating expenses increased by $43.1 million. Included therein are professional fees, travel and entertainment, and printing and stationery. All of these costs increased due to an overall increase in the level of business activity. Data processing costs increased due to expansion of the Company's international operations and the implementation and development of new systems. In addition, these costs increased due to the costs relating to the Year 2000 project.

The Company's income tax provision for the nine months ended September 30, 1998 and 1997 was $187.2 million and $192.2 million, respectively, which represented a 38.3% and 38.5% effective tax rate, respectively.

Net income for the nine months ended September 30, 1998 was $302.2 million, down $4.8 million or 1.5% from the comparable 1997 period. Basic and diluted earnings per common share using the treasury stock method were $2.42 and $2.18 and $2.71 and $2.40 for the nine months ended September 30, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The third quarter of 1998 was adversely affected by the difficult market conditions. Decreased liquidity resulted as a flight to quality and increased risk aversion in the fixed income markets pushed credit spreads to extremely high levels. In addition, trading desks have become more cautious and selective in their trading activities and inventory positions.

The Company's assets are highly liquid with the majority consisting of securities inventories and collateralized receivables, both of which fluctuate depending on the levels of proprietary trading and customer business. Such collateralized receivables consist primarily of resale agreements and securities borrowed, both of which are secured by U.S. government and agency securities, and marketable corporate debt and equity securities. In addition, the Company has significant receivables from customers, brokers and dealers which turn over frequently. As a securities dealer, the Company may carry significant levels of trading inventories to meet client needs. As such, the Company's total assets or the individual components of total assets vary significantly from period to period because of changes relating to customer needs, economic and market conditions and proprietary trading strategies. A relatively small percentage of total assets is fixed or held for a period of longer than one year. The Company's total assets at September 30, 1998 and December 31, 1997 were $75.3 billion and $70.5 billion, respectively.

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

During the second quarter of 1998, the Company amended its $2.0 billion revolving credit facility to increase the aggregate commitment of banks thereunder to $2.75 billion, of which $1.65 billion may be unsecured. There were no borrowings outstanding under this agreement at September 30, 1998.

Certain of the Company's businesses are capital intensive. In addition to normal operating requirements, capital is required to cover financing and regulatory requirements on securities inventories, merchant banking investments and investments in fixed assets. The Company's overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated needs of its business units as well as the regulatory capital requirements of subsidiaries. Based upon these analyses, management believes that the Company's debt and equity base is adequate for current operating levels. The Company has been active in raising additional long-term financing, including the issuance of $650.0 million of 6 1/2% Senior Notes and $250.0 million medium-term notes during the nine months ended September 30, 1998. In the third quarter of 1998, a subsidiary of the Company issued Senior Secured and Senior Subordinated Secured Floating Rate Notes in the principal amounts of $200 million and $250 million due March 15, 2005 and September 15, 2005, respectively. At September 30, 1998, a portfolio of investments, primarily senior bank debt valued at $520.8 million, collateralizes the non-recourse notes. In addition, in May 1998, the Company repaid its $325 million senior subordinated revolving credit agreement and terminated the related credit facility.

In January 1998, the Company issued 3.5 million shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series B, with a liquidation preference of $50 per share ($175.0 million aggregate liquidation value).

In January 1998, the Company commenced a $1.0 billion commercial paper program. Obligations issued thereunder (the "Notes") are exempt from registration under the Securities Act of 1933, as amended. The Notes rank pari passu with the Company's other unsecured and unsubordinated indebtedness. At September 30, 1998, $259.5 million of Notes were outstanding under this program.

In July 1998, the Company sold an aggregate of five million shares of newly issued common stock to its parent companies, Equitable and AXA for $300.0 million in a transaction exempt from the registration requirement of the Securities Act.

The Company's current credit ratings of its long-term debt and commercial paper are as follows:

                                         Long-Term Debt        Commercial Paper
                                         --------------        ----------------
         Duff & Phelps                         A                     D-1
         Fitch IBCA                            A                     F-1
         Moody's                               A3                    P-2
         Standard & Poors                      A-                    A-2
         Thomson Bank Watch                    A+                   TBW-1

The Company's principal wholly-owned subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") is subject to the capital requirements of the Securities and Exchange Commission, the New York Stock Exchange, Inc., the Commodities Futures Trading Commission and the Chicago Board of Trade, all of which regulate the general capital adequacy and liquidity of broker-dealers and/or futures commission merchants. DLJSC has consistently maintained capital substantially in excess of the minimum requirements of such capital rules. At September 30, 1998, DLJSC had aggregate regulatory "net capital," after adjustments required by Rule 15c3-1 under the Exchange Act, of approximately $1.0 billion, which exceeded minimum net capital requirements by approximately $884.8 million and which exceeded the net capital required by DLJSC's most restrictive debt covenants by $648.2 million. Certain of the Company's London-based broker-dealer subsidiaries are subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Other U.S. and foreign broker-dealer subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At September 30, 1998, the Company and its broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

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

Nine Months Ended September 30, 1998 and 1997

Cash and cash equivalents at September 30, 1998 and 1997, totaled $827.5 million and $272.4 million, respectively, an increase of $554.3 million and $113.6 million, respectively for the comparable periods.

Cash used in operating activities totaled $1.8 billion and $3.3 billion for the nine months ended September 30, 1998 and 1997, respectively, and reflects primarily an increase in operating assets. In the first nine months of 1998, there were increases in assets including securities borrowed of $1.6 billion, receivables from customers of $1.7 billion and receivables from brokers, dealers and other of $1.9 billion. These increases were partially offset by increases in liabilities including financial instruments sold not yet purchased of $0.9 billion, payables to customers of $ 0.6 billion and payables to brokers, dealers and other of $1.7 billion. In the first nine months of 1997, there were increases in assets including securities borrowed of $6.4 billion, financial instruments owned of $2.2 billion and receivables from brokers, dealers and other of $1.4 billion. These increases were partially offset by increases in securities loaned of $2.5 billion, financial instruments sold not yet purchased of $2.7 billion and payables to customers of $1.0 billion.

For the nine months ended September 30, 1998 and 1997, cash of $526.6 million and $406.9 million, respectively, was used in investing activities. These generally consist of purchases of long-term corporate development investments and office facilities. Additionally, in 1997, cash was used for the purchase of net assets related to the acquisition of a London-based investment bank, Phoenix Group Limited.

For the first nine months of 1998 and 1997, net cash provided by financing activities totaled $2.9 billion and $3.8 billion, respectively, of which, $1.4 billion and $3.1 billion was provided by short-term financings (principally repurchase agreements). Additionally, in 1998, $643.1 million was provided by the issuance of Senior Notes and $450.0 million was provided from the issuance of Senior Secured Floating Rate Notes offset by $325.0 million which was used to repay the Company's senior subordinated revolving credit facility. The Company also received proceeds of $300.0 million from the sale of common stock to its parent companies and $175.0 million was provided from the issuance of Series B preferred stock.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company has focused its derivative activities on writing over-the-counter ("OTC") options contracts to accommodate its customers' needs, trading in forward contracts in U.S. government and agency issued or guaranteed securities, foreign currencies, trading in futures contracts on equity-based indices, interest rate instruments and foreign currencies and entering into swap transactions. The Company's involvement in commodity derivative instruments is not significant.

Options Contracts:

Options contracts are typically written for a duration of less than 13 months. Revenues from these activities (net of related interest expenses) were approximately $84.9 million and $51.5 million for the nine months ended September 30, 1998 and 1997, respectively. Option writing revenues are primarily from the amortization of option premiums.

The notional value of written options contracts outstanding was approximately $9.0 billion and $5.8 billion at September 30, 1998 and 1997, respectively. Such written options contracts are substantially covered by various financial instruments that the Company has purchased or sold as principal. The overall increase in the notional value of all options was due primarily to increases in customer activity related to U.S. government and mortgage-backed securities and currency forward contracts.

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

Net trading losses on forward contracts were $21.9 million and $39.7 million and net trading losses on futures contracts were $64.7 million and $33.3 million for the nine months ended September 30, 1998 and 1997, respectively.

The notional contract and market values of the forward and futures contracts at September 30, 1998 and 1997 were as follows:

                                     September 30, 1998     September 30, 1997
                                     ------------------     ------------------
                                      Purchases   Sales      Purchases   Sales
                                      ---------   -----      ---------   -----
                                                     (In millions)
Forward Contracts
 (Notional Contract Value)..........  $ 39,954   $ 42,528    $  19,899  $ 30,769
                                      ========   ========    =========  ========
Futures Contracts and Options on
 Futures Contracts (Market Value)...  $  1,393   $  2,588    $   1,724  $  2,664
                                      ========   ========    =========  ========

The increase in the notional value of the forward contracts is attributable primarily to foreign currency contracts entered into by the newly formed foreign exchange desk in the third quarter of 1998.

Swap Agreements:

The Company enters into swap agreements to manage foreign currency, interest rate and equity risk. The notional (contract) value of swap agreements was approximately $6.0 billion at September 30, 1998. The Company's involvement in swap contracts at September 30, 1997 was not significant. The notional or contract amounts indicate the extent of the Company's involvement in the derivative instruments. They do not measure the Company's exposure to market or credit risk and do not represent the future cash requirements of such contracts.

MERCHANT BANKING AND BRIDGE LENDING ACTIVITIES

The Company's merchant banking activities include investments in various partnerships, for which subsidiaries of the Company act as general partner, as well as direct investments in connection with its merchant banking activities. As of September 30, 1998 the Company had investments of $793.4 million and has commitments to invest up to an additional $785.4 million in connection with these merchant banking activities.

The Company is the sponsor of the $750 million DLJ Bridge Fund which provides short-term loans in connection with DLJ's merchant banking and financial advisory businesses. The Bridge Fund has a commitment of subordinated debt from Equitable for the total amount of the loans. Any loans made by the DLJ Bridge Fund would be expected to be refinanced, and the outstanding amounts repaid, within a short-term period. At September 30, 1998, the DLJ Bridge Fund had extended $525.3 million of short-term bridge loans.

HIGH-YIELD AND OTHER NON-INVESTMENT GRADE DEBT

The Company participates in the underwriting, trading, sales and holding of high-yield and other non-investment-grade debt. Non-investment-grade debt is defined as loans to companies rated BB+ or lower as well as non-rated loans. These instruments generally involve greater risk than investment-grade debt holdings due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions. In the third quarter of 1998, the Company's high-yield and other non-investment grade debt decreased primarily as a result of the turmoil in the global economy, particularly the emerging markets.

The Company accounts for its high-yield financial instruments at market value and other non-investment grade holdings generally at market or fair value, with unrealized gains and losses recognized currently in earnings. At September 30, 1998 and December 31, 1997, the Company had long and short financial instruments (excluding derivatives and structured notes) as follows:

                                                      September 30,           December 31,
                                                          1998                    1997
                                                      -------------           ------------
                                                                  (In millions)
                                                    Long        Short       Long         Short
                                                    ----        -----       ----         -----
 High-Yield Debt............................      $   738.5    $ 323.8    $   645.6     $ 389.6
 Senior Bank Debt...........................        1,245.0          -        864.1           -
 Foreign Sovereign Debt.....................          672.0       60.9      1,615.4       543.3
 Mortgage Whole Loans ......................        1,452.6       30.7      1,555.7           -
 Convertible Debt...........................          220.7       13.6        320.3         3.1
 Other Non-Investment Grade.................          140.4       10.7         44.4         4.9
                                                  ---------    -------    ---------     -------
Totals......................................      $ 4,469.2    $ 439.7    $ 5,045.5     $ 940.9
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

In 1997 the Company developed a Company-wide Value-at-Risk (VAR) model. This model used a variance-covariance approach with a confidence interval of 95% and a one-day holding period, based on historical data for one year. The Company has made changes to the model in the course of 1998. In response to the volatile and illiquid markets of the third quarter of 1998, which departed markedly from the normal statistical distributions that underlie the variance-covariance approach, the Company has estimated VAR by using an historical simulation model based on two years of weekly historical data, a 95% confidence interval, and a one-day holding period. The effect of this change in approach was not material.

The Company-wide VAR for trading was approximately $23 million and $11 million, at September 30, 1998 and December 31, 1997, respectively. The Company-wide VAR for non-trading market risk sensitive instruments is not separately disclosed because the amount is not significant. The Company-wide VAR is less than the sum of the individual components below due to the benefit of diversification among the risks presented. The VAR for the three main components of market risk, expressed in terms of theoretical fair values at September 30, 1998 and December 31, 1997, is as follows:

                                                September 30,     December 31,
                                                    1998             1997
                                                -------------     ------------
                                                        (In millions)
 Trading:
    Interest rate risk......................        $  15              $ 8
    Equity risk.............................        $  10              $ 8
    Foreign currency exchange risk..........        $   1              $ 1

Value at risk increased at September 30, 1998 because of the dramatic increase in volatility across a broad range of financial instruments.

VAR models are statistical analyses that should not be interpreted as being predictive of actual results. A VAR model alone is not a sufficient tool to measure and monitor market risk, and, as it has traditionally done, the Company will continue to use other risk management measures, including stress tests, independent reviews of positions, trading limits and daily revenue reports.

RECENT ACCOUNTING DEVELOPMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recognized in the statement of financial condition at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and should be applied prospectively. Earlier application is permitted. Since most of the Company's derivatives are carried at fair value, the adoption of this statement is not expected to have a material impact on the Company's results of operations or its consolidated statement of financial condition.

In September 1998, the FASB addressed the accounting for expenditures incurred by the investment advisors of closed-end funds. The FASB concluded that such costs are to be considered start-up costs in accordance with AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). Accordingly, offering costs incurred by an investment advisor in connection with the distribution of shares of closed-end funds subsequent to the effective date of this pronouncement should be expensed as incurred. Costs incurred prior to the effective date should be reflected as a cumulative effect of a change in accounting principle, as described in APB Opinion No. 20, "Accounting Changes" upon adoption of SOP 98-5, which is effective for fiscal years beginning after December 15, 1998.

EMU

On January 1, 1999, conversion rates of the national currencies of eleven member countries of the European Union will be fixed with the "euro". This will ultimately result in the replacement of the currencies of these member countries with the euro. The Company is currently assessing the impact of the Euro conversion on the Company and implementing the necessary changes to mitigate any risks associated with the conversion. Costs associated with the Euro conversion are not expected to be material. The Company expects to be prepared for the Euro conversion in the fourth quarter of 1998.

YEAR 2000

The Company has been actively engaged in addressing Year 2000 issues. Such issues relate to potential problems resulting from non-Year 2000 compliant systems processing transactions using two-digit date fields for the year of a transaction, rather than full four digits fields. If these systems are not identified and reconfigured, Year 2000 transactions would be processed as year "00," which could lead to processing inaccuracies and potential inoperability, and could have a material adverse effect on the Company's business.

PROJECT

As a result of the Company's recent expansion, entry into new product markets and move to its new corporate headquarters, many of the Company's communications and data processing systems are Year 2000 compliant. The Company, however, has undertaken a Year 2000 Project to identify and modify any non-Year 2000 compliant systems. The Year 2000 Project is the Company's highest priority. The Year 2000 Project is decentralized within the functional areas of the firm and is focused on both information technology and non-information technology systems. A written Year 2000 Plan has been developed for each unit (Business Units and Administrative Units) and the respective units are responsible for all steps necessary to ensure that all assets and systems of such unit are Year 2000 compliant. Oversight of the Year 2000 Project is performed by two Project Management Offices, one responsible for the Company's correspondent clearance business and the other responsible for the remaining functional units of the Company. The Project Managers report to a Steering Committee, comprised of Senior Business Managers, which in turn reports to the Chief Financial Officer and Chief Executive Officer of the Company. The Company has also retained the services of several major consulting firms who have considerable expertise in advising corporations on Year 2000 issues and their potential impact.

As of September 30, 1998, the Company has completed an inventory of all systems, identified mission critical systems (those systems where loss of their function would result in an immediate stoppage or significant impairment to core business areas) and determined which of these is not Year 2000 compliant. The Company's correspondent clearance business expects to have all of its non -Year 2000 compliant applications renovated, tested and returned to production by the end of 1998. Renovation, implementation and testing of all other mission critical systems are expected to be completed by the first quarter of 1999. The same process will be performed for non-critical systems and is expected to be completed by the second quarter of 1999. None of the Company's other information technology projects have been delayed due to the implementation of the Year 2000 Project.

The Company has identified all significant third parties, such as fiduciary agents, vendors, custodial banks, correspondents and facility operators, and contacted them regarding their Year 2000 readiness. All such parties have provided the Company with assurances that they are taking the necessary steps to prepare for the Year 2000.

The Company has initiated and is actively involved in various types of testing including the Securities Industry Association's industry-wide beta testing, electronic file testing with correspondents and vendor-supplied business applications testing. The Company has achieved successful results in each of the tests in which it has participated. As described above, all applications will be tested by the second quarter of 1999. Testing of internal and external systems will continue throughout 1999 to ensure that all remediated systems remain compliant.

COSTS

The total cost associated with required modifications to ensure that the Company's systems are Year 2000 compliant is not expected to be material to the Company's financial position. Based upon current information, the total cost of the Year 2000 project is currently estimated to be between $85 and $90 million which has been approved by the Board of Directors of the Company. Based on progress to date, the current funding level has been found to be adequate. More than half of the Year 2000 budget is allocated to renovate and test applications. The budget also includes Year 2000 compliance testing, full system testing, peer to peer testing with industry agencies, correspondents and third party vendors and other industry wide testing. The Company has also provided for developing a formal contingency plan in the budget. Costs related to the Year 2000 project are expensed as incurred and since inception totaled $71 million at September 30, 1998. The cost of the project is being funded by operations.

RISKS

There are many risks associated with the Year 2000 issue, including the possibility of a failure of the Company's computer and non-information technology systems. There can be no assurance that the schedule for compliance outlined above can be met or that the systems of other companies on which the Company's business is dependent will be timely converted. Due to this uncertainty, the Company is unable to determine at this time whether the Year 2000 will have a material impact on the Company's business, results of operations or financial condition. If the Year 2000 risks are not remedied, the Company may experience business interruption or shutdown, financial loss, regulatory actions, damage to the Company's global franchise and legal liability. The Year 2000 Project, however, is expected to significantly reduce the Company's level of uncertainty regarding the Year 2000 readiness of internal and third party systems. The Company believes that, with the completion of the Project as scheduled the possibility of significant interruptions of normal operations as a result of the Year 2000, should be reduced.

CONTINGENCIES

The Company's action plan is designed to safeguard the interests of the Company and its customers, however, except as discussed below, no formal contingency plan exists. The Company is currently in the process of assessing contingency requirements and will develop a contingency plan in the first quarter of 1999. DLJ' s correspondent clearance business has a written general contingency plan, which covers a variety of independent events that may require recovery/contingency plans, including Year 2000 system failures. To enhance this plan, Year 2000 specific scenarios are being developed.

To the fullest extent permitted by law, the foregoing Year 2000 discussion is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act 105 P.L. 271.

Readers are cautioned that forward looking statements contained under "YEAR 2000" above should be read in conjunction with the Company's disclosure under the heading :"FORWARD LOOKING STATEMENTS" below.

FORWARD-LOOKING STATEMENTS

The Company has made in this report, and from time to time may otherwise make in its public filings, press releases and discussions with Company management, forward looking statements concerning the Company's operations, economic performance and financial condition, as well as its strategic objectives, including, without limitation, global expansion. Such forward looking statements are subject to various risks and uncertainties and the Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those currently anticipated due to a number of factors in addition to those discussed elsewhere herein and in the Company's other public filings, press releases and discussions with Company management, including (i) the volatile nature of the securities business, which is affected by, among other things, the availability of capital, the level and volatility of interest rates and the uncertainties of the global and U.S. economies, (ii) the competitive nature of the securities business, (iii) the effect of extensive federal, state and foreign regulation on the Company's business, (iv) market, credit and liquidity risks associated with the Company's underwriting, securities trading, market-making and arbitrage activities, (v) potential losses that could result from the Company's merchant banking activities as a result of its capital intensive nature, (vi) risks associated with the Company's use of derivative financial instruments, (vii) the availability of adequate financing to support the Company's business, (viii) potential restrictions on the business of, and withdrawal of capital from, certain subsidiaries of the Company due to net capital requirements, (ix) potential liability under federal and state securities and other laws, (x) the effect of any future acquisitions, (xi) the risks associated with Year 2000 issues, including failure to meet the schedule for Year 2000 compliance, the uncertainty surrounding Year 2000 readiness of third parties, and increased costs associated with the implementation of the Year 2000 project and (xii) factors that may affect the timeliness of Year 2000 compliance include the ability to locate, correct and successfully test all relevant computer code according to schedule, the continued availability of certain resources including personnel, timely responses and corrections by third-parties and suppliers and the compatibility of new systems with those systems not being replaced.

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

In Harrah's Jazz, the proponents of the plan of reorganization filed a notice in the U.S. Bankruptcy Court for the Eastern District of Louisiana on October 30, 1998 indicating that the conditions to the plan of reorganization have been satisfied and that the plan of reorganization became effective as of October 30, 1998. Accordingly, the settlement of the litigation against DLJSC has become final and did not have a material effect on the Company's results of operation or financial condition.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 22, 1998, the Company sold an aggregate of five million shares of newly issued common stock to its parent companies, Equitable and AXA in a private placement. Proceeds from the sale were $300 million. The shares are exempt from registration under Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

11       Statement re: computation of basic earnings per share.

11.1     Statement re: computation of diluted earnings per share.

12       Ratio of earnings to fixed charges.

12.1     Ratio of earnings to fixed charges and preferred dividends.

27       Financial Data Schedule

(b)      Reports on Form 8-K

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DONALDSON, LUFKIN & JENRETTE, INC.

November 14, 1998                      /s/ Anthony F. Daddino
                                       ------------------------------
                                       Anthony F. Daddino
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (On behalf of the Registrant and as
                                       Principal Financial Officer)

                                 EXHIBIT INDEX


11       Statement re: computation of basic earnings per share.

11.1     Statement re: computation of diluted earnings per share.

12       Ratio of earnings to fixed charges.

12.1     Ratio of earnings to fixed charges and preferred dividends.

27       Financial Data Schedule