Form 10-K
period 1998-12-31
DONALDSON LUFKIN & JENRETTE INC /NY/
filed 1999-03-31
CIK 29646

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
-----                OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                       or
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-----                OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                          Commission file number 1-6862


                       Donaldson, Lufkin & Jenrette, Inc.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Delaware                                   13-1898818
---------------------------------------------   -------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                   Identification No.)

  277 Park Avenue, New York, New York                        10172
VAddress of principal executive office)                    (Zip Code)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( X ).

                               Cover Page 1 of 2

As of March 18, 1999, the latest practicable date, there were 124,425,447 shares of Common Stock, $0.10 par value, outstanding.

At March 18, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,175.4 million. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of Common Stock held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders to be held April 21, 1999, which definitive proxy statement (the "Proxy Statement") was filed by the registrant with the Securities and Exchange Commission on March 18, 1999 not later than 120 days after the year ended December 31, 1998.





                                Cover Page 2 of 2

                                     PART I

ITEM 1.  BUSINESS
         --------

         Donaldson, Lufkin & Jenrette, Inc. (the "Company") is a leading integrated investment and merchant bank serving institutional, corporate, governmental and individual clients both domestically and internationally. The Company is a holding company, which conducts its business through various subsidiaries including its principal broker-dealer subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"). The business of the Company includes:

  o  Securities underwriting, sales and trading
  o  Merchant banking
  o  Financial advisory services
  o  Investment research Venture capital
  o  Correspondent brokerage services
  o  Securities lending
  o  Online interactive brokerage services
  o  Asset management and other advisory services

         Founded in 1959, the Company initially focused on providing in-depth investment research to institutional investors. In 1970, the Company became the first member firm of the New York Stock Exchange ("NYSE") to be owned publicly. Fifteen years later, the Company was purchased by The Equitable Life Assurance Society of the United States ("Equitable Life"). Prior to the Company's initial public offering in October 1995, the Company was an independently operated indirect wholly owned subsidiary of The Equitable Companies Incorporated ("Equitable"). At December 31, 1998 the Equitable owned 72.2% of DLJ's issued and outstanding common stock. Equitable is a diversified financial services organization and one of the world's largest investment management organizations. AXA, a French holding company for an international group of insurance and related financial services companies, is Equitable's largest stockholder, beneficially owning, at December 31, 1998, approximately 59.7% of Equitable's outstanding common stock.

         In 1998 and prior years, the Company operated in three principal segments in the financial service industry:

  o  Banking Group
  o  Capital Markets Group
  o  Financial Services Group

In 1998, the Company continued to make strides toward achieving the goal of establishing a strong international presence. The Company launched an international equities business headquartered in London and opened investment banking offices in Buenos Aires, Hong Kong, Moscow, Paris and Seoul. The Merchant Banking Group has expanded its international efforts, with investments in the UK, Italy, France, Argentina and Brazil. At December 31, 1998 and 1997, total net revenues related to the Company's foreign operations were approximately $327.3 million and $371.1 million, respectively. At December 31, 1998 and 1997, total foreign assets were approximately $10.9 billion and $8.6 billion, respectively.

BANKING GROUP.
-------------

     The Company's Banking Group is a major participant in the raising of capital and the providing of financial advice to companies throughout the U.S. and in Europe, Asia and Latin America. Through Investment Banking, the Company manages and underwrites public offerings of securities, arranges private placements, originates investment-grade debt, underwrites and syndicates senior bank debt and provides advisory and other services in connection with mergers, acquisitions, restructurings and other financial transactions. The Company's Merchant Banking/Principal Investing Group pursues direct investments in a variety of areas through a number of investment vehicles funded with capital provided primarily by institutional investors, the Company and its employees. The Sprout Group is Wall Street's oldest venture capital organization. In 1998, the Banking Group expanded its capabilities in the technology, telecommunications and financial services industries. In addition, significant progress was made in establishing a strong presence in Europe, Asia and Latin America. New offices were opened in Paris, Moscow, Buenos Aires and Seoul, and the London office added 80 employees.

   CAPITAL MARKETS GROUP
   ---------------------

         EQUITIES DIVISION. The Equities Division provides domestic and international institutional clients with global research, trading and sales services in U.S. listed and over-the-counter equities, and foreign equities trading. In 1998, the division initiated an aggressive worldwide expansion plan, successfully launching the International Equities Group, a research, sales and trading operation dedicated to non-U.S. securities. The group is headquartered in London, with additional locations in Hong Kong and New York City. A joint venture has also been established in Johannesburg. The group began officially trading European, Asian and emerging markets equities in January 1999. In addition, the Company's Equity Derivatives Division provides a broad range of equity and index option products. Autranet is one of the oldest distributors of research and investment material.

         FIXED INCOME DIVISION. The Fixed Income Division provides institutional clients with research, trading and sales services for a broad range of fixed-income products, and distributes fixed-income securities in connection with offerings underwritten by the Company. The Division is focused on two major objectives. The first is enhancing its core businesses, which are high-yield bonds and senior bank debt, U.S. government and investment-grade corporate bonds and real estate finance. The second objective is the development of new products and services that will meet specific client needs. In 1998, the Company took two such initiatives, forming a global foreign exchange sales and trading unit and a fixed-income derivatives business. The Fixed Income Division's research professionals include credit analysis teams knowledgeable in high-yield corporate, investment-grade corporate and mortgage-backed securities as well as quantitative and economic research.

FINANCIAL SERVICES GROUP.
------------------------

     The Financial Services Group provides a broad array of services to individual investors and the financial intermediaries that represent them. Pershing is a leading provider of correspondent brokerage services, clearing transactions for financial institutions which collectively maintain over 2.5 million active customer accounts. Through its Asset Management Group, the Company provides cash management, investment advisory and trust services primarily to high-net-worth individuals and families. The Company's Investment Services Group provides access to the Company's equity and fixed-income research, trading services and underwriting to a broad mix of private clients. DLJdirect is a leading provider of online discount brokerage and related investment services, offering customers automated securities order placement through the Internet and online service providers. DLJdirect's broad range of investment services is targeted at self-directed, sophisticated online investors.

NET REVENUES BY OPERATING GROUP
-------------------------------

         The following table illustrates the Company's revenue breakdown by its principal operating groups, net of all interest. Net revenues, however, are not necessarily indicative of the profitability of each group. Certain reclassifications of prior year amounts have been made to conform to the 1998 presentation.


                                                              Years ended December 31,

                                            1994          1995          1996           1997          1998
                                            ----          ----          ----           ----          ----
                                                                    (in millions)
Banking Group..........................   $    405.2    $    667.6    $    853.4    $  1,220.2    $  1,486.8
Capital Markets Group..................        641.2         814.7       1,068.4       1,262.2       1,273.3
Financial Services Group...............        458.0         619.4         827.6       1,008.9       1,248.4
Offsets and eliminations...............          0.5         (23.7)          8.1          (4.0)        (57.3)
                                        ------------  ------------ -------------  ------------  ------------

Net revenues...........................    $ 1,504.9     $ 2,078.0     $ 2,757.5     $ 3,487.3     $ 3,951.2
                                           =========     =========     =========     =========     =========

         The Company currently conducts its operations in 17 cities in the U.S., including Atlanta, Austin, Boston, Charlotte, Chicago, Dallas, Deerfield, Houston, Jersey City, Los Angeles, Menlo Park, Miami, New York, Oak Brook, Parsippany, Philadelphia and San Francisco. The Company also has international offices located in 12 cities, including Bangalore, Buenos Aires, Geneva, Hong Kong, London, Lugano, Mexico City, Moscow, Paris, Sao Paulo, Seoul and Tokyo.

BANKING GROUP
-------------

MERGERS AND ACQUISITIONS
------------------------

         The Company's global merger and acquisition ("M&A") practice is the fastest-growing segment of the Banking Group, participating in a broad range of domestic and international assignments. The M&A professionals use an industry-intensive approach and work closely with the Company's industry specialty groups in a broad range of sectors. The M&A specialists operate from the firm's offices in the U.S., Europe, Asia and Latin America. As a result of the firm's focus on international expansion, almost one-third of the M&A assignments in 1998 involved a party outside the U.S.

CAPITAL RAISING
---------------

         EQUITY AND EQUITY-LINKED OFFERINGS. The equity capital markets group focuses on providing financing for issuers of equity and equity-linked securities in the public markets. The group assists in the origination, and is responsible for the structuring and execution of transactions for a broad range of clients.

         HIGH-YIELD DEBT UNDERWRITING. The high-yield securities group focuses on providing financing in the public and private capital markets. The group is responsible for originating, structuring and executing high-yield transactions across a wide range of companies and industries, as well as managing client relationships with both high-yield corporate issuers and financial sponsors of leveraged transactions.

         INVESTMENT-GRADE CORPORATE BONDS. The investment-grade debt origination business provides strategic advice and execution services to clients. In 1998, the group lead-managed 69 investment grade debt offerings, totaling approximately $15 billion.

         SENIOR BANK DEBT AND BRIDGE FINANCING. The Senior Bank Debt Group underwrites and syndicates senior bank debt, offering clients the convenience of "one-stop shopping". During 1998, the group arranged and syndicated $23 billion of senior bank debt. The Company also offers bridge financing to cover gaps that may occur in the timing and financing of transactions.

         STRUCTURED PRODUCTS. The Structured Products Group was launched in 1998. Structured products offer clients financing alternatives to traditional capital markets instruments. The products are customized to meet each client's strategic objectives.

         PRIVATE FUND GROUP. The Company's Private Fund Group raises private capital, primarily from institutional investors, for direct investment by venture capital, management buyout and other investment firms, and for certain of the Company's merchant banking activities. The group raised over $15 billion in private capital in 1998.

         OTHER ADVISORY SERVICES. The Company also offers clients a variety of other advisory services. The private capital placements group raises capital within the private debt and equity markets. Additionally, the Company's restructuring group advises both corporations and creditors in the complex process of corporate restructuring. The Company also participates in the structured finance industry through its asset-backed transactions group, and specializes in securitizing cash flow generating assets through public or private offerings of debt or pass-through certificates.

MERCHANT BANKING/PRINCIPAL INVESTING
------------------------------------

         The Company entered the merchant banking investment business in 1985. Through the Merchant Banking Group, the Company makes investments across the entire capital structure, from venture capital equity to investments in the largest leveraged buyouts. The funds invest in companies and real estate in the U.S., Europe, Asia, Latin America, Australia and Canada. At December 31, 1998, the Group had managed funds with committed capital of approximately $8 billion. These funds include DLJ Merchant Banking Partners I and II, L.P. which focus primarily on equity investments in leveraged transactions; the DLJ Bridge Fund, a leader in domestic bridge financing; DLJ Investment Partners, L.P., which focuses on opportunities in lower risk mezzanine securities;

DLJ Real Estate Capital Partners, L.P., which makes investments in a broad range of real estate-related assets in the U.S. and abroad; Global Retail Partners, L.P., which pursues investment opportunities in the retail and electronic commerce industries, and Phoenix Equity Partners II, which provides private equity capital to established European businesses with leading market shares.

         LEVERAGED EQUITY INVESTING. The Company's flagship fund, DLJ Merchant Banking Partners II, L.P. has committed capital of $3 billion, with 25% of the capital committed by DLJ and its employees. The fund makes investments in equity and mezzanine securities arising from leveraged acquisitions and recapitalizations, restructurings of over-leveraged companies and other similar types of transactions, which generally involve significant financial leverage. Since its inception in 1996, the fund has invested approximately $1.5 billion in 26 companies with an aggregate transaction value of more than $12 billion.

         DLJ INVESTMENT PARTNERS. DLJ Investment Partners, L.P. commenced operation in 1995 to pursue investments primarily in lower-risk mezzanine securities. The fund has committed capital of $500 million, including $100 million from the Company and its employees.

         DLJ REAL ESTATE CAPITAL PARTNERS. DLJ Real Estate Capital Partners, L.P., focuses on investments in a broad range of real estate and real estate-related assets in the U.S. and abroad. The fund has committed capital of approximately $680 million from its general and limited partners, including $100 million from the Company and its employees.

         GLOBAL RETAIL PARTNERS. Global Retail Partners, L.P., commenced operation in 1996 and focuses on growth retailing and electronic commerce opportunities. The fund has committed capital of approximately $150 million.

        PHOENIX EQUITY PARTNERS II. Phoenix Equity Partners II is a $220 million fund dedicated to investing in mid-market companies in Europe. The Fund focuses primarily on U.K. companies, invests in management buyouts and buy-ins and provides development or expansion capital for midmarket private companies. During 1998, the fund made four investments and is now two-thirds invested.

         DLJ BRIDGE FUND. The Company is the sponsor of the $750 million DLJ Bridge Fund ("the Bridge Fund") which is funded by a commitment from Equitable. The Bridge Fund provides short-term loans in connection with DLJ's merchant banking and financial advisory businesses. The Bridge Fund has a commitment of subordinated debt from Equitable for the total amount of the loans. Any loans made by the DLJ Bridge Fund are expected to be refinanced, and the outstanding amounts repaid, within a short-term period. The Company has also agreed to pay Equitable the amount, if any, by which any principal loss on an individual loan exceeds $150 million. At December 31, 1998, the Bridge Fund does not have any individual bridge loan outstanding in excess of $150 million. At December 31, 1998, the DLJ Bridge Fund had extended $295 million of short-term bridge loans, which are expected to be refinanced in the first quarter of 1999.

         SPROUT. Founded in 1969, Sprout is one of the oldest and largest groups in the private equity investment and venture capital industry. Since the capitalization of Sprout's first fund at $11.5 million, ten major investment partnerships have been formed primarily for large institutional investors. Sprout has approximately $2 billion of committed capital and invests in early-stage, high-growth companies; management buyouts; and mezzanine financing of companies that are not yet ready to access the public capital markets. During 1998, Sprout raised $860 million to launch a new fund, Sprout Capital VIII that invests in growth companies at all stages of development. Sprout's investors are major public and corporate pension funds, endowments, insurance companies and wealthy individuals.

CAPITAL MARKETS GROUP
---------------------

EQUITIES DIVISION
-----------------

         RESEARCH. The Company's institutional equities research department consists of approximately 90 research analysts and associates, based in New York City, London and Hong Kong, who are engaged in the analysis of economic trends and a broad range of industries and companies. The department produces publications, studies and forecasts on economic conditions, financial markets, portfolio strategy, quantitative analysis, industry developments and individual companies. Consistent with DLJ's expansion in international markets, global research efforts were expanded in 1998. Coverage of the following industries was established: global oil and gas, airlines, airports, beverages, Latin American banks, Asian technology and global media and communications. Coverage of additional industries is planned for the first half of 1999.

         SALES AND TRADING. The Company's equity sales and trading operation covers nearly 2,000 of the world's largest institutional investors, in 50 countries around the world. The Company's trading strategy is client-driven. The Company does not accumulate large positions for its own account, but provides clients with liquidity by taking a position as a principal to facilitate their transactions. In U.S. equities trading, the Company's traders actively trade 95 percent of the S&P 500 companies. The over-the-counter desk makes markets in approximately 400 stocks. The Company has also expanded its convertible securities business, particularly in new issues.

         AUTRANET. Autranet Inc., a registered broker-dealer and member firm of the NYSE is active in the distribution of investment research products purchased from "independent originators." Independent originators are research specialists, not linked to a broker-dealer organization and range in size and scope from large economic consulting firms to individual freelance analysts.

         EQUITY DERIVATIVES. The Equity Derivatives Division, located in New York and London, provides institutional clients with research, trading and sales services in a broad range of products. The Company's activities in equity derivative products have focused primarily on product innovations in the design and origination of custom-tailored OTC options to meet the specific needs of customers rather than on hedging the firm's own position. The Company offers derivatives based on all traded products including equities, commodities, debt instruments, currencies and indices.

FIXED INCOME DIVISION
---------------------

         HIGH-YIELD BONDS. The High-Yield department is the number one ranked firm in the origination of high-yield bonds in the U.S. and Western Europe. The department provides institutional clients with research, trading and sales services and distributes non-investment-grade securities in connection with offerings underwritten by the Company.

         SENIOR BANK DEBT GROUP. The Senior Bank Debt Group syndicates leveraged loans and enters into commitments to extend credit primarily to non-investment grade borrowers. This group provides the Company's clients with the convenience of a single financing source. The group's base of institutional investors has expanded to include pension funds, mutual funds and insurance companies. In 1998, the Group acted as lead agent on 55 loans aggregating approximately $23 billion.

         INVESTMENT-GRADE CORPORATE BONDS. The Company is a major participant in the secondary trading and distribution of investment-grade corporate debt instruments and has consistently ranked as one of the top providers of credit research on those securities. In 1998, the Group introduced the Financial Engineering Desktop ("FED") to its clients. FED is a proprietary technology which provides live market data, state-of-the art analytics and historical information on investment-grade corporate debt.

         GOVERNMENT BONDS. The Company is a primary dealer in the $3 trillion market for U.S. Treasuries The Government Bond department acts as underwriter and market maker in U.S. Treasury bills, notes, bonds, and securities of Federal agencies. The Company also engages in the "stripping" of government and government-guaranteed bonds to create zero-coupon securities. It also trades treasury futures and options and develops hedging programs for its clients. Institutional clients include insurance companies, money managers, commercial banks, hedge funds and pension funds. The Government Bond department also maintains a money desk which provides financing for its daily trading inventory positions, and to a lesser extent, those of other fixed-income departments through the use of repurchase agreements. In addition it acts as an intermediary between borrowers and lenders of short-term funds utilizing repurchase and reverse repurchase agreements.

         REAL ESTATE FINANCE GROUP. The group provides capital and financial advisory services for major participants in the commercial and residential real estate markets. In 1998, approximately $6 billion was raised for clients. The Real Estate Finance Group also originates loans secured by multifamily and commercial properties and, acting as agent, places mortgage-backed debt for clients. The Company's commercial mortgage lending subsidiary, Column Financial, originates, acquires and enhances mortgage loans for securitization and sale to investors in the form of CMOs. During 1998, Column Financial originated over $2.5 billion in loans.

         FOREIGN EXCHANGE. The Company's Foreign Exchange Group began 24 hour trading in 1998. The Group serves broad ranges of clients worldwide, including multinational corporations, money managers, hedge funds, banks and high-net-worth individuals. The group is based in New York and London, and an operation in Asia is planned for 1999.

         DERIVATIVES. In 1998, a full-service unit was formed to provide hedging alternatives, linked to high-yield and investment-grade securities, to institutional investors and corporate issuers. Three types of derivative products are offered: interest rate derivatives, emerging markets derivatives and credit-structured products. This unit has offices in New York, London, Hong Kong and Tokyo.

         RESEARCH. The Fixed Income Research Group provides investment analysis and recommendations on more than 500 issuers. In addition, the Group provides proprietary research on a variety of structured products and global economic analyses.

FINANCIAL SERVICES GROUP
------------------------

         PERSHING DIVISION. Pershing is one of the leading providers of correspondent brokerage services to the world's financial institutions. Founded in 1939 and acquired by the Company in 1977, Pershing operates out of seven of the Company's domestic offices and London. Pershing provides execution and clearance services to over 600 correspondents, which collectively maintain over
2.5 million active customer accounts holding more than $279 billion of assets at December 31, 1998. Pershing maintains broad execution coverage of all U.S. securities exchanges, supported by extensive in-house trading desks for institutional block and retail orders, as well as OTC securities, all fixed-income products, mutual funds and money market funds. As a wholesaler of trading, execution, clearing and information management activities, Pershing offers its services on a fee-for-service basis.

         Through their affiliation with Pershing, correspondent firms also have access to a broad selection of investment products for their customers, including investment related insurance products, retirement plans, a precious metals storage program, central asset accounts, and managed wrap accounts. In addition, Pershing makes information and recommendations provided through its own research analysts' action-oriented opinions and advice available to its correspondents.

         Sophisticated communications and information management is a cornerstone of Pershing's service. Pershing's computer-directed communications system provides Pershing's correspondents with a link to major financial markets around the world. Pershing's proprietary software systems allow online order entry and reporting. Pershing also maintains extensive operational and informational systems for its correspondents.

         LONDON GLOBAL SECURITIES. London Global Securities, with operations in London and Australia, provides securities lending and financing services to institutional investors in 25 countries.

         DLJDIRECT. DLJdirect is a leading provider of online discount brokerage and related investment services, offering customers automated securities order placement and information and research capabilities through the Internet and online service providers. DLJdirect's broad range of investment services is targeted at self-directed, sophisticated online investors, who on average have higher account balances than other online investors. DLJdirect was one of the pioneers of online investing. DLJdirect started in the online brokerage business in September 1988 under the name PC Financial Network. In September 1997, PC Financial Network changed its name to DLJdirect and relaunched its Internet site as DLJdirect (www.dljdirect.com). In its ten year history, DLJdirect has been recognized as a high-quality provider of online brokerage services.

     DLJdirect's investment services and products include:
      o online order entry for stocks, options mutual funds and U.S. Treasury securities
      o access to selected DLJ-managed initial public offerings and other equity offerings
      o  company and industry research from DLJ
      o DLJdirect's MarketSpeed(TM), its proprietary software with enhanced graphics and greater ease of use permitting DLJdirect's customers to access DLJdirect's online services an average of five times faster than other major Internet brokers
      o stock and mutual fund evaluation tools, including its proprietary StockScan(TM) for screening over 9,500 public companies and its proprietary FundScan(TM) for analyzing over 7,000 mutual funds
      o research and analysis from independent research organizations, including Standard & Poor's, Zacks Investment Research Incorporated and Thomson Investors Network
      o  daily market commentary from TheStreet.com and Briefing.com

         DLJdirect's in-house technology group develops Internet-based products for DLJ businesses as well as independent clients.

     On March 17, 1999 the Company filed a Registration Statement with the Securities and Exchange Commission relating to a proposed initial public offering of a new class of common stock that will track the performance of DLLJdirect, its on line brokerage business.

         INVESTMENT SERVICES GROUP. The Investment Services Group offers a full range of investment and portfolio services to high-net-worth individual investors and medium to smaller size financial institutions and corporations. At the end of 1998, the Group had ten offices in the U.S. and one in London. The London office has global trading capabilities in a broad range of equity, fixed income and derivative products and also offers a Swiss banking facility. In 1998, the Group introduced DLJ Preferred Advisors, which enables clients to choose from ten professionally managed portfolios in five equity investment classes. In 1999, clients qualifying for DLJ Private Client Service will be able to trade online, in addition to reviewing account balances, accessing DLJ research and obtaining information on DLJ lead-managed securities offerings.

         ASSET MANAGEMENT GROUP. The Asset Management Group consists of two divisions: Wood, Struthers & Winthrop and DLJ Investment Management Corporation. The group specializes in individual and institutional investment management and has a total of $17.6 billion of assets under management.

         Wood, Struthers & Winthrop Management Corp., founded in 1871, is a registered investment advisor, managing over $9 billion in assets at December 31, 1998. Wood, Struthers & Winthrop specializes in investment management, tax, trust and estate planning and has a client base of high-net-worth individuals and families. Wood, Struthers & Winthrop manages portfolios of both stocks and bonds, balancing risk and return to meet a client's objectives for growth and capital preservation. The professional staff of Wood, Struthers & Winthrop is experienced in portfolio management, investment research, tax advice, financial planning and in providing personalized service to all of its clients. Through its WSW Capital Inc. subsidiary, the firm manages a $5.7 billion portfolio of private placements which it originated.

         Wood, Struthers & Winthrop is the investment advisor to a domestic family of five diversified open-end mutual funds. These funds consist of three U.S. equity funds and two fixed-income funds which aggregate approximately $709 million. In addition, Wood, Struthers & Winthrop and DLJ Investment Management Corp., are the advisors to the DLJ Winthrop Opportunity Funds, a family of diversified open-end mutual funds. These funds aggregate $178.6 million at December 31, 1998.

             Wood, Struthers & Winthrop has a limited purpose trust company subsidiary, Winthrop Trust Company, which provides tax, financial planning, custody and personal fiduciary services to its high-net-worth individual and family clients.

         DLJ Investment Management Corp. provides cash management services to institutional clients. During 1998, assets under management increased from $5 billion to $8 billion, a gain of 60 percent. In 1998, DLJ Investment Management Corp. launched the DLJ High-Yield Bond Fund, a $500 million closed-end investment company.

COMPETITION
-----------

         The Company encounters significant competition in all aspects of the securities business and competes worldwide directly with other domestic and foreign securities firms, a number of which have greater capital, financial and other resources than the Company. In addition to competition from firms currently in the securities business, there has been increasing competition from other sources, such as commercial banks and investment boutiques. As a result of pending legislative and regulatory initiatives in the U.S. to remove or relieve certain restrictions on commercial banks, it is anticipated that competition in some markets currently dominated by investment banks may increase in the future. Such competition could also affect the Company's ability to attract and retain highly skilled individuals to conduct its various businesses. The principal competitive factors influencing the Company's business are its professional staff, the firm's reputation in the marketplace, its existing client relationships, the ability to commit capital to client transactions and its mix of market capabilities. The Company's ability to compete effectively in securities brokerage and investment banking activities will also be influenced by the adequacy of its capital levels.

EMPLOYEES
---------

         At December 31, 1998, the Company had approximately 8,500 employees. Professional personnel receive salary as well as incentive compensation in the form of bonus and, in certain instances, through long-term incentive and/or other compensation plans. Most of the Company's securities sales force personnel receive a percentage of their gross revenues or a percentage of a specified revenue pool as compensation. Other employees receive a salary and, in certain cases, overtime compensation and compensation in the form of profit sharing. None of the Company's employees is represented by a labor union.

REGULATION
----------

         The Company's business, and the securities industry in general is subject to extensive regulation in the U.S. at both the Federal and state level, as well as by industry Self Regulatory Organizations ("SROs"). A number of Federal regulatory agencies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. The Securities and Exchange Commission (the "Commission") is the Federal agency that is primarily responsible for the regulation of broker-dealers and investment advisors doing business in the U.S., and the Commodity Futures Trading Commission ("CFTC") is primarily responsible for the regulation of futures commission merchants. In addition, the Department of the Treasury and the Municipal Securities Rulemaking Board have the authority to promulgate regulations relating to U.S. government and agency securities and to municipal securities, respectively, and the Board of Governors of the Federal Reserve System promulgates regulations applicable to certain securities credit transactions. Broker-dealers and investment advisers are subject to registration and regulation by state securities regulators in those states in which they conduct business. Industry SROs, each of which has authority over the firms that are its members, include the NASD, the NYSE, and other securities exchanges, the National Futures Association ("NFA") and the commodities exchanges. Certain of the Company's international broker-dealer subsidiaries are subject to the regulatory requirements of non-U.S. securities financial regulatory authorities.

         Each of DLJSC, Pershing Trading Company, L.P. ("Pershing Trading"), DLJdirect and Autranet (collectively, the "U.S. Broker-Dealers") is registered as a broker-dealer with the Commission and is a member of, and subject to regulation by, a number of securities industry SROs, including the NYSE and/or the NASD. Both DLJSC and Pershing Trading are, in addition to being NYSE members, members of most other major U.S. securities exchanges. DLJSC is also registered as a broker-dealer in all 50 states and the District of Columbia, as a futures commission merchant with the CFTC, as an investment adviser with the Commission and in certain states, is also designated a primary dealer in U.S. government securities by the Federal Reserve Bank of New York. In connection with its business as a futures commission merchant, DLJSC is also a member of, and subject to regulation by, the NFA and the Chicago Board of Trade ("CBOT"). Pershing Trading, Autranet and DLJdirect are registered as broker-dealers in a number of states. Wood, Struthers & Winthrop Management Corp. and DLJ Investment Partners, Inc. are registered with the Commission and, in certain states as an investment adviser. The Company also has certain other direct and indirect subsidiaries that are registered with the Commission and certain states or with other regulatory authorities as broker-dealers or investment advisers. Winthrop Trust Company is regulated by the New York State Banking Department.

         As a result of registration and SRO memberships, the U.S. Broker-Dealers are subject to overlapping schemes of regulation, which cover all aspects of their securities business. Such regulations cover matters including capital requirements, the use and safekeeping of customers' funds and securities, recordkeeping and reporting requirements, supervisory and organizational procedures intended to assure compliance with securities laws and rules of the SRO's and to prevent the improper trading on "material nonpublic" information, employee-related matters, limitations on extensions of credit in securities transactions, required procedures for trading on securities exchanges and in the over-the-counter market, and procedures for the clearance and settlement of trades. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, the U.S. Broker-Dealers in some instances may be required to make "suitability" determinations as to certain customer transactions, are limited in the amounts that they may charge customers, cannot trade ahead of their customers and must make certain required disclosures to their customers.

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

     In addition to being regulated in the U.S., the Company's business is subject to regulation by various foreign governments and regulatory bodies. The Company does business in the international equity and fixed income markets and undertakes investment banking activities through several of its London subsidiaries. These broker-dealer subsidiaries are subject to regulation by the Securities and Futures Authority ("SFA"), which governs all aspects of a United Kingdom investment business, including regulatory capital, sales and trading practices, use and safekeeping of customer funds and securities, recordkeeping, margin practices and procedures, registration standards for individuals, periodic reporting and settlement procedures. In addition, the Company has broker-dealer subsidiaries which are subject to regulation, including capital requirements, imposed by the Securities and Futures Commission ("SFC") of Hong Kong and the Ontario Securities Commission.

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

         The Company's businesses may be materially affected not only by regulations applicable to them as a financial market intermediary, but also by regulations of general application. For example, the volume of the Company's underwriting, merger and acquisition and merchant banking businesses in any year could be affected by, among other things, existing and proposed tax legislation, antitrust policy and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board) and changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities. From time to time, various forms of anti-takeover legislation and legislation that could affect the benefits associated with financing leveraged transactions with high-yield securities have been proposed that, if enacted, could adversely affect the volume of merger and acquisition and merchant banking business, which in turn could adversely affect the Company's underwriting, advisory and trading revenues related thereto.

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

CAPITAL REQUIREMENTS
--------------------

         DLJSC, Pershing Trading, DLJdirect and Autranet are broker-dealers registered with the Commission and subject to the capital requirements of the Commission. In addition, as member firms of the NYSE and/or NASD, they are subject to the capital requirements of their respective SRO. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements ("net capital"), that the U.S. Broker-Dealers are required to maintain and also limit the amount of leverage that the U.S. Broker-Dealers are able to obtain in their businesses. As a futures commission merchant, DLJSC is also subject to the capital requirements of the CFTC and the CBOT. Compliance with regulatory capital requirements could limit those operations of the U.S. Broker-Dealers that require the intensive use of capital, such as DLJSC's underwriting and trading activities, and the financing of customer account balances, and also restrict the Company's ability to pay dividends, pay interest, repay debt, and redeem or purchase shares of its outstanding capital stock. A change in such rules, or the imposition of new rules, affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, would adversely affect the ability of the Company to pay dividends or to expand or even maintain present levels of business. The Company believes that at all times the U.S. Broker-Dealers have been in compliance in all material respects with the applicable minimum capital rules of the Commission, the NYSE, the CFTC and the CBOT.

         The Company's non-U.S. broker-dealer subsidiaries may be subject to the net capital requirements imposed by foreign financial regulatory authorities. At December 31, 1998 and 1997, the Company's foreign broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

ITEM 2.  PROPERTIES
         ----------

         The Company's principal executive offices are presently located at 277 Park Avenue, New York, New York and occupy approximately 1.2 million square feet under a lease expiring in 2021. The Company has leased space at 280 Park Avenue, New York, New York, aggregating approximately 190,000 square feet under a lease expiring at various dates through 2014. The Company also leases space at 120 Broadway, New York, New York, aggregating approximately 94,000 square feet. This lease expires in 2006.

         The Company's principal London-based broker-dealer subsidiary is located at 99 Bishopsgate and occupies approximately 98,000 square feet under a lease expiring in 2011. In 1998, the Company entered into a lease at 111 Old Broad Street aggregating approximately 130,000 square feet. This lease expires in 2018.

         Pershing also leases approximately 460,000 square feet in Jersey City, New Jersey, under leases that expire at various dates through 2009. The Company also owns land and a building with approximately 142,000 square feet in Florham Park, New Jersey.

         The Company leases an aggregate of approximately 730,000 square feet for its domestic and international regional offices, the leases for which expire at various dates through 2014. Other domestic offices are located in Atlanta, Austin, Boston, Chicago, Dallas, Houston, Jersey City, Los Angeles, Menlo Park, Miami, Oak Brook, Philadelphia and San Francisco. Its foreign office locations are Bangalore, Buenos Aires, Geneva, Hong Kong, London, Lugano, Mexico City, Moscow, Paris, Sao Paulo, Seoul and Tokyo.

         The Company believes that its present facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         Beginning on March 25, 1991, Dayton Monetary Associates and Charles Davison, along with more than 200 other plaintiffs, filed several complaints against DLJSC and a number of other financial institutions and several individuals in the U.S. District Court for the Southern District of New York. The plaintiffs allege that DLJSC and other defendants violated civil provisions of RICO by inducing plaintiffs to invest over $40 million during the years 1978 through 1982 in The Securities Groups, a number of tax shelter limited partnerships. The plaintiffs seek recovery of the loss of their entire investment and an approximately equivalent amount of tax-related damages. Judgments for damages under RICO are subject to trebling. Discovery is complete. DLJSC's motions for summary judgments were denied in April 1998. Trial has been scheduled for May 17, 1999. DLJSC believes that it has meritorious defenses to the complaints and is contesting the suits vigorously.

         In October 1995, DLJSC was named as a defendant in a purported class action filed in a Texas State Court on behalf of the holders of $550.0 million principal amount of subordinated redeemable discount debentures of National Gypsum Corporation ("NGC") canceled in connection with a Chapter 11 plan of reorganization for NGC consummated in July 1993. The State Court named plaintiff also filed an adversary proceeding in the U.S. Bankruptcy Court for the Northern District of Texas seeking a declaratory judgment that the confirmed NGC plan of reorganization does not bar the class action claims. Subsequent to the consummation of NGC's plan of reorganization, NGC's shares traded for values substantially in excess of, and in 1995 NGC was acquired for a value substantially in excess of, the values upon which NGC's plan of reorganization was based. The two actions arise out of DLJSC's activities as financial advisor to NGC in the course of NGC's Chapter 11 reorganization proceedings. The class action complaint alleges that the plan of reorganization submitted by NGC was based upon projections by NGC and DLJSC which intentionally understated forecasts, and provided misleading and incorrect information to hide NGC's true value and that defendants breached their fiduciary duties by, among other things, providing false, misleading or incomplete information to deliberately understate the value of NGC. The class action complaint seeks compensatory and punitive damages purportedly sustained by the class. On October 10, 1997, DLJSC and others were named as defendants in a new adversary proceeding in the Bankruptcy Court brought by the NGC Settlement Trust, an entity created by the NGC plan of reorganization to deal with asbestos-related claims. The Trust's allegations are substantially similar to the claims in the State Court action. On January 21, 1998, the Bankruptcy Court ruled that the State Court plaintiff's claims were not barred by the NGC plan of reorganization insofar as they alleged nondisclosure of certain cost reductions announced by NGC in October 1993. DLJSC has appealed the Bankruptcy Court's ruling. On May 7, 1998, DLJSC and others were named as defendants in a second action in a Texas State Court brought by the NGC Settlement Trust. The allegations of this second Texas State Court action are substantially similar to those of the earlier class action pending in State Court. In an amended order dated January 5, 1999, the State Court granted the class action plaintiff's motion for class certification. In an order dated March 1, 1999, the State Court granted motions for summary judgment filed by DLJSC and the other defendants. The plaintiffs have indicated that they intend to appeal. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaints.

         On January 26, 1996, a purported purchaser of certain notes and warrants to purchase shares of common stock of Rickel Home Centers, Inc. ("Rickel") filed a class action complaint against DLJSC and certain other defendants for unspecified compensatory and punitive damages in the U. S. District Court for the Southern District of New York. The suit was brought on behalf of the purchasers of 126,457 units consisting of $126,457,000 aggregate principal amount of 13 1/2% senior notes due 2001 and 126,457 warrants to purchase shares of common stock of Rickel (the "Units") issued by Rickel in October 1994. The complaint alleges violations of federal securities laws and common law fraud against DLJSC, as the underwriter of the Units and as an owner of 7.3% of the common stock of Rickel, Eos Partners, L.P. and General Electric Capital Corporation, each as owners of 44.2% of the common stock of Rickel, and members of the board of directors of Rickel, including a DLJSC managing director. The complaint seeks to hold DLJSC liable for alleged misstatements and omissions contained in the prospectus and registration statement filed in connection with the offering of the Units, alleging that the defendants knew of financial losses and a decline in value of Rickel in the months prior to the offering and did not disclose such information. The complaint also alleges that Rickel failed to pay its semi-annual interest payment due on the Units on December 15, 1995 and that Rickel filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code on January 10, 1996. In April 1998, DLJSC's motion to dismiss the complaint against it was denied, and plaintiff's motion for class certification was denied. In December 1998, the motion of two other potential class representatives to intervene in the action was denied. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaint.

         On January 24, 1997, various money management firms and others who allegedly purchased and/or beneficially owned $116 million aggregate principal amount of Senior Subordinated Notes (the "Notes") issued in May 1994 by Mid-American Waste Systems, Inc. ("Mid-American") filed a complaint against DLJSC and a number of other financial institutions and several former officers and directors of Mid-American in the Court of Common Pleas, Franklin County, Ohio. The action seeks rescission, compensatory and punitive damages. The suit alleges violations of federal securities laws and the Ohio Securities Act, and common law fraud, aiding and abetting common law fraud, negligent misrepresentation, breach of contract, breach of fiduciary duty/acting in concert and negligence. DLJSC was an underwriter for the initial offering of the Notes. The Notes went into default in February 1996 and Mid-American filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code in January 1997. The complaint seeks to hold DLJSC liable for various alleged misrepresentations and omissions contained in the prospectus for the Notes and other filings and for various oral representations concerning the Notes, which plaintiffs claim were false and misleading. Fact discovery is complete and expert discovery is ongoing. Both DLJSC and plaintiffs filed motions for summary judgment, all of which are pending. Trial is currently scheduled to commence on May 4, 1999. Other alleged purchasers and/or beneficial owners of an additional $15 million aggregate principal amount of the Notes issued by Mid-American described above filed two additional lawsuits against DLJSC both in the U.S. District Court for the Southern District of Ohio, on April 14, 1997 and December 30, 1997. The allegations are substantially similar to those described above. Discovery in these actions, consolidated with fact discovery in the Ohio state court action described above, is still ongoing. No trial date has been set in either case. On July 31, 1998, DLJSC filed a motion to dismiss the later filed action for lack of timely service of valid process, which is pending. DLJSC believes that it has meritorious defenses to all of the allegations contained in all of the complaints described above and is contesting the suits vigorously.

         On January 20, 1999, the Plan Administrator for the bankruptcy estate of Mid-American, represented by counsel for plaintiffs in the Ohio state court action against DLJSC described above, filed another action against DLJSC and other financial institutions, several individuals and two law firms in the Supreme Court of the State of New York based on factual allegations similar to those made in the Ohio state court action. The actions seeks compensatory and punitive damages. The plaintiff alleges claims against DLJSC for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, professional malpractice, common law fraud, constructive fraud, aiding and abetting common law fraud, negligence, negligent misrepresentation and breach of contract. The complaint alleges that, as an underwriter, DLJSC is liable for alleged misrepresentations and omissions in the prospectus for the Mid-American Senior Subordinated

Notes, and that, as Mid-American's financial advisor after the initial offering, DLJSC allegedly knew or should have known about and should have disclosed to Mid-American that Mid-American's financial condition was precarious and that publicly disclosed documents were false and misleading regarding Mid-American's finances and operations. There has been no discovery or other proceedings in this action. DLJSC believes that it has meritorious defenses to all of the allegations contained in the complaint and will contest the suit vigorously.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

During the fourth quarter of 1998, no matters were submitted to a vote of security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         -----------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

Market and Dividend Information *
---------------------------------

The principal market for trading DLJ Common Stock is the New York Stock Exchange. Its stock symbol is "DLJ."

                                                   Quarters

      1998                        1st          2nd          3rd           4th
      ----                        ---          ---          ---           ---
      High....................   44 3/4         52         63 3/4        44 1/16
      Low.....................   31 3/8       42 5/16      24 1/8        20 3/8
      Common dividends........  $ .0625     $  .0625     $  .0625     $   .0625

                                                   Quarters

      1997                        1st          2nd          3rd           4th
      ----                        ---          ---          ---           ---
      High....................  23 11/16      32 1/8      35 25/32      43 13/16
      Low.....................    18          18 1/4      28  1/2          34
      Common dividends........  $  .0625    $  .0625     $  .0625      $  .0625


     The approximate number of holders of DLJ Common Stock at March 5, 1999, was 15,000.

     * All figures are adjusted for the two-for-one split of DLJ Common Stock that occurred on May 12, 1998.


                                         SELECTED CONSOLIDATED FINANCIAL DATA

                                                                    Years Ended December 31,
                                           1998              1997             1996              1995              1994
                                           ----              ----             ----              ----              ----
                                                         (In millions, except share and per share data)
Income Statement Data:

Revenues
--------
  Commissions.......................     $   854.7        $    690.2         $   573.3     $    460.2         $   376.1
  Underwritings.....................       1,077.7             905.6             755.6          473.3             290.7
  Fees..............................       1,191.7             767.3             470.0          369.1             281.3
  Interest, net (1).................       2,189.1           1,652.1           1,074.2          904.1             791.9
  Principal transactions-net:
    Trading.........................         (92.8)            363.2             394.0          333.1             136.1
    Investment......................         126.0             194.5             163.0          163.7              97.6
  Other.............................          60.6              67.6              60.7           55.1              35.0
                                        ----------        ----------        ----------     ----------        ----------
      Total revenues................       5,407.0           4,640.5           3,490.8        2,758.6           2,008.7
                                        ----------        ----------        ----------     ----------        ----------

Costs and Expenses
   Compensation and benefits........       2,231.7           1,908.2           1,538.8        1,261.4             897.8
   Compensation expense-
     Restricted stock units.........           -                   -                 -            6.2                 -
   Interest.........................       1,455.9           1,153.2             733.2          680.6             503.8
  Brokerage, clearing, exchange
     fees and other.................         258.6             231.4             201.3          168.1             135.6
  Occupancy and equipment...........         269.9             189.9             159.3          127.1              90.1
  Communications....................          89.8              64.0              53.7           42.8              36.6
  Other operating expenses..........         500.6             432.7             330.7          173.9             139.8
                                        ----------        ----------        ----------     ----------        ----------
      Total costs and expenses......       4,806.5           3,979.4           3,017.0        2,460.1           1,803.7
                                        ----------        ----------        ----------     ----------        ----------

Income before provision for
   Income taxes.....................         600.5             661.1             473.8          298.5             205.0
Provision for income taxes..........         229.7             252.8             182.5          119.4              82.0
                                        ----------        ----------        ----------     ----------        ----------

Net income..........................   $      370.8      $     408.3        $    291.3     $    179.1         $   123.0
                                       ============      ===========        ==========     ==========         =========

Dividends on preferred stock........   $       21.3      $      12.2        $     18.7     $     19.9         $    21.0
                                       ============      ===========        ==========     ==========         =========

Earnings applicable to
  Common shares.....................   $      349.5      $     396.1        $    272.6     $    159.2         $   102.0
                                       ============      ===========        ==========     ==========         =========

Weighted average common
  Shares outstanding (2):
     Basic..........................        119,260          110,318           106,600        101,140           100,000
                                       ============      ===========        ==========     ==========        ==========
     Diluted........................        131,980          125,498           118,712        103,160           102,950
                                       ============      ===========        ==========     ==========        ==========

Earnings per common share (2):
     Basic..........................   $       2.93      $      3.59        $     2.56     $     1.58       $      1.02
                                       ============      ===========        ==========     ==========       ===========
     Diluted........................   $       2.65      $      3.16        $     2.30     $     1.55       $       .99
                                       ============      ===========        ==========     ==========       ===========


                                                                    Years Ended December 31,
                                          1998              1997              1996             1995              1994
                                          ----              ----              ----             ----              ----
                                              (In millions, except share and per share data and financial ratios)

Balance Sheet Data (at end of period):
Securities purchased under
  agreements to resell and
  securities borrowed..............        $ 44,031.0        $ 43,227.4       $ 29,954.2        $ 27,793.1        $ 19,166.9
Total assets.......................          72,282.2          70,505.8         55,503.7          44,576.5          33,261.6
Securities sold under agreements
   to repurchase and securities              43,097.8          43,694.1         32,103.1          29,369.0          20,385.4
   loaned..........................
Long-term borrowings...............           3,482.0           2,128.2          1,325.4             958.9             539.9
Redeemable preferred stock ........             200.0             200.0            200.0             225.0             225.0
Stockholders' equity ..............           2,927.7           2,061.5          1,647.2           1,198.7             820.3

Other Financial Data (at end of period):
Book value per common share
  outstanding......................          $  20.44        $    15.72       $    12.40        $    10.25        $     8.21
Ratio of net assets to
   stockholders' equity (3)........              9.6x             13.2x           15.51x            14.00x            17.18x
Ratio of long-term borrowings
  to total capitalization (4)......              0.52              0.48             0.40              0.37              0.30
Return on average equity (5).......             16.5%             24.1%            20.6%             17.1%             13.1%
Ratio of earnings to fixed charges.             1.13x             1.16x            1.16x             1.11x             1.10x
Ratio of earnings to combined
   fixed charges and preferred
   stock                                        1.13x             1.16x            1.16x             1.10x             1.09x
   dividends (6)...................


(1) Interest is net of interest expense to finance U.S. government, agency and mortgage-backed securities of $3.0 billion, $2.9 billion, $2.1 billion, $2.0 billion and $1.6 billion, respectively.

(2) Basic earnings per common share amounts have been calculated by dividing earnings applicable to common shares (net income less preferred dividends) by the weighted average common shares outstanding i.e., excluding the effect of potentially dilutive securities. Diluted earnings per common share also include the dilutive effects of common stock issuable under the Restricted Stock Unit Plan and the dilutive effect of options and convertible debt under the treasury stock method and "if-converted" method, respectively.

    The weighted average common shares outstanding and earnings per common share amounts are pro forma for the year ended December 31, 1994. Pro forma diluted earnings per common share are calculated by dividing earnings applicable to common shares (net income less preferred dividends), by the pro forma weighted average number of diluted common shares outstanding. Pro forma common shares outstanding represent actual historical shares outstanding adjusted for the dilutive effect of the Restricted Stock Units (RSUs) using the treasury stock method.

(3) Net assets are total assets excluding securities purchased under agreements to resell and securities borrowed.

(4) Long-term borrowings and total capitalization (the sum of long-term borrowings, preferred stock and stockholders' equity) exclude current maturities (one year or less) of long-term borrowings.

(5) After payment of dividends on the Company's preferred stock.

(6) For the purpose of calculating the ratio of earnings to combined fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends (i) earnings consist of income before the provision for income taxes and fixed charges and (ii) fixed charges consist of interest expense and one-third of rental expense which is deemed representative of an interest factor.

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

         The unprecedented volatility in the global capital markets in 1998 had a significant negative impact on revenue and net earnings in the financial services industry. The collapse of the Russian economy in mid-year and the economic conditions in Japan, Asia and in worldwide emerging markets led to the widespread sell-off of fixed income and equity securities throughout the world. After the Russian crisis, there was a flight to quality resulting in increased purchases of U.S. government securities and larger spreads between these and almost all other fixed income securities. In the U.S. these conditions diminished liquidity and greatly reduced fixed income and equity underwriting. The effect was particularly damaging in the high yield sector and emerging markets. These same conditions negatively impacted fixed income and equity markets worldwide which resulted in efforts by the Federal Reserve Bank to restore liquidity to the capital markets by cutting interest rates three times in the latter stages of 1998. The investment climate improved so that most market indices rebounded into positive returns.

         Although the merger market was also impacted by the global market turmoil in the third quarter, worldwide merger and acquisition activity increased 54% over 1997. Equity and high yield underwriting declined significantly during the third and fourth quarters due to extreme market volatility and illiquidity. Initial public offering ("IPO") activity declined for the second consecutive year.

RESULTS OF OPERATIONS
---------------------

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997
---------------------------------------------------------------------

         For 1998, total revenues of $5.4 billion increased $766.6 million or 16.5%. During 1998, revenues increased primarily as a result of increases in commissions, fees, underwriting revenues and net interest income offset in part by decreases in trading and investment gains. Changes in net revenues from external sources for each of the Company's industry segments were: Banking Group revenues increased by $271.3 million primarily as a result of increased underwriting and fees; Capital Markets Group revenues decreased by $17.6 million principally as a result of decreased trading revenues in fixed income offsetting increases in commissions and underwriting revenues in institutional equities and fixed income; Financial Services Group revenues increased $185.4 million primarily as a result of increased brokerage and correspondent clearance commissions and fees from asset management activities. Net revenues in 1998 include $5.0 million related to the Emerging Markets Group. This represents a decrease of $112.8 million from net revenues in 1997 as a result of losses incurred primarily from the collapse of the Russian economy. The Company ceased its proprietary trading in emerging markets in September 1998 and eliminated the bulk of its trading positions during the fourth quarter of 1998.

         Commission revenues increased $164.5 million or 23.8% to $854.7 million due to increased levels of activity in virtually all business groups. This increase is consistent with the increased volume on major exchanges during the year.

         Underwriting revenues increased $172.1 million or 19.0% to $1,077.7 million. During 1998, the Company experienced market share increases in equity, convertibles and high yield underwriting.

         Fee revenues increased $424.4 million or 55.3% to $1,191.7 million. These results primarily reflect the Company's continuing market share growth in merger and acquisition advisory services. During 1998, asset management and other advisory service activities also increased.

         Interest, net of interest expense to finance U.S. government, agency and mortgage-backed securities, increased $537.0 million or 32.5% to $2,189.1 million. The bulk of the increase occurred in the stock loan/borrowed business. In addition, increases in domestic and foreign margin balances and higher levels of foreign fixed income securities, primarily in the Emerging Markets area prior to the Company's withdrawal from that activity, resulted in increases in interest income.

         Principal transactions-net, trading revenues decreased by $456.0 million or 125.5% to $(92.8) million primarily in the Emerging Markets and High Yield areas.

         Principal transactions-net, investment revenues decreased $68.5 million or 35.2% to $126.0 million. The decrease is primarily due to a lower amount of realized gains from securities sold coupled with a reduced increase in fair value of investments remaining in the portfolio, as a result of volatile market conditions throughout the year, but in particular during the second half of the year. In 1998, realized gains on sales of investments were $117.1 million, net unrealized carrying values increased $8.9 million, including $5.6 million to eliminate net unrealized depreciation on investments sold, and a $3.3 million increase in net unrealized appreciation on retained investments.

         Other revenues decreased $7.0 million or 10.3% to $60.6 million. Other revenues consist primarily of dividends and miscellaneous transaction revenues.

         Total costs and expenses for 1998 increased $827.2 million or 20.8% to $4,806.5 million. During 1998, the Company started a non-dollar international equities group, expanded its Banking Group in the U.S. and internationally, established a high-yield business in London and generally increased capacity in its processing oriented businesses to handle significantly increased levels of activity.

         Compensation and benefits increased $323.5 million or 17.0% to $2,231.7 million. Incentive and production-related compensation increased 9.0%. Base compensation, including benefits and all payroll taxes, increased by 40.0% due to the hiring of more senior level executives by various business groups. Full-time personnel increased 1,412 or 20.0% to 8,465 at year-end 1998.

         Interest expense increased $302.7 million or 26.2% to $1,455.9 million. Most of this increase was related to the financing of Pershing's domestic and foreign stock loan/borrowed business.

         As noted below, all other expenses increased $201.0 million or 21.9% to $1,119.0 million.

         Brokerage, clearing, exchange fees and other expenses increased $27.2 million due to increased share volume and transaction fee payments. Occupancy and equipment costs increased $80.1 million as a result of the Company's domestic and international expansion. Communications costs increased $25.8 million due to expanded facilities and the overall growth in professional staff. All other operating expenses increased $67.9 million. These expenses include professional fees, travel and entertainment, and printing and stationery, which increased $61.7 million reflecting an overall increase in business activity and including the costs for the Year 2000 project (see "Year 2000").

         The changes in income before income taxes for each industry segment were: Banking Group pre-tax income increased by $33.9 million, as a result of increased profitability in the Company's investment and merchant banking activities; Capital Markets Group pre-tax income decreased by $128.6 million due to decreased trading revenues in the fixed income area and the investment spending related to the development of a non-dollar international equities business; Financial Services Group pre-tax income increased by $28.0 million as a result of increased commissions and fees from the Company's correspondent clearing and asset management businesses.

         The Company's income tax provision for 1998 and 1997 was $229.7 million and $252.8 million, respectively, which represented a 38.3% and 38.2% effective tax rate for each period.

         Net income for 1998 decreased $37.5 million or 9.2% to $370.8 million. Using the treasury stock method diluted earnings per common share were $2.65 for 1998 and $3.16 for 1997.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996
---------------------------------------------------------------------

         For 1997, total revenues of $4,640.5 million increased $1,149.7 million or 32.9%. During 1997, revenues increased in all of the Company's major areas of activity. Changes in net revenues from external sources for each of the Company's industry segments were: Banking Group revenues increased by $375.3 million primarily as a result of increased underwriting activity and fees; Capital Markets Group revenues increased by $192.3 million principally as a result of increased commission revenues in domestic equities and increased fixed income underwriting revenues particularly in the high yield group; Financial Service Group revenues increased $113.2 million primarily as a result of an increase in commissions and fees from asset management activities.

         Commission revenues increased $116.8 million or 20.4% to $690.2 million due to increased business in all areas. This increase is generally consistent with the overall growth in listed share volume on major equity exchanges.

         Underwriting revenues increased $150.0 million or 19.8% to $905.6 million. During 1997, the Company experienced increases in all areas of underwriting.

         Fee revenues increased $297.3 million or 63.3% to $767.3 million. Overall, revenue from merger and acquisition, private placements and other advisory services activities increased during 1997. In 1997, private equity capital raised for other investment organizations increased. In addition, fees from the Company's asset management group increased due to an increase in assets under management from $5.6 billion at year-end 1996 to $12.0 billion at year-end 1997.

         Interest, net of interest expense to finance U.S. government, agency and mortgage-backed securities, increased $577.9 million or 53.8% to $1,652.1 million. This increase was driven by higher levels of foreign fixed-income financing instruments in the Company's newly-acquired London Global Securities division and higher interest rates earned in the emerging markets business. The remaining increase was due to higher levels of inventory in the Fixed Income Division and increased customer margin balances at Pershing.

         Principal transactions-net, trading revenues decreased $30.8 million or 7.8% to $363.2 million.

         Principal transactions-net, investment revenues increased $31.6 million or 19.4% to $194.5 million. During 1997, realized gains on sales of investments were $160.0 million. Net unrealized carrying values increased $34.5 million, including $45.6 million to eliminate net unrealized depreciation on investments sold and a $11.1 million increase in net unrealized depreciation on retained investments.

         Other revenues increased $6.9 million or 11.4% to $67.6 million due to increased revenue sharing arrangements at Pershing. Other revenues consist primarily of dividends and miscellaneous transaction revenues.

         Total costs and expenses for 1997 increased $962.4 million or 31.9% to $3,979.4 million.

         Compensation and benefits increased $369.4 million or 24.0% to $1,908.2 million. Most of the increase was due to increased variable incentive and production-related compensation, which resulted from higher revenues and operating results. Base compensation, including benefits and payroll taxes, increased by 28.2% due to expansion in various business groups, consistent with the growth of the Company's international businesses. Incentive and production-related compensation increased 22.6%. Full-time personnel increased 1,168 or 19.8% to 7,053 at year-end 1997.

         Interest expense increased $420.0 million or 57.3% to $1,153.2 million. Most of this increase was related to expanded levels of inventory of fixed-income related products in the Real Estate Finance department and as a result of the London Global Securities acquisition.

         As noted below, all other expenses increased $173.0 million or 23.2% to $918.0 million.

         Brokerage, clearing, exchange fees and other expenses increased $30.1 million due to increased share volume, underwriting expenses and transaction fee payments. Occupancy and equipment costs increased $30.6 million as a result of the full-year impact of the firm's relocation and expansion of the Company's principal office in the U.S. and other domestic and international offices. During the fourth quarter of 1997, the Company moved its principal London operations to a new and expanded location. Communications costs increased $10.3 million due to expanded facilities and growth in professional staff. All other operating expenses increased $102.0 million. These expenses include data processing, professional fees, travel and entertainment, and printing and stationery, which increased $110.5 million reflecting an overall increase in business activity and costs for the Year 2000 project (see "Year 2000"). Increased advertising expenses relate primarily to a major national print, television and online advertising campaign on behalf of DLJdirect, the Company's online investing broker. This increase was offset by lower expenses on previously underwritten mortgage-related securities, the assets of which were sold in the fourth quarter of 1997.

         The changes in income before income taxes for each industry segment were: the Banking Group pre-tax income increased $116.0 million primarily as a result of increased profits in the investment banking area; Capital Markets Group pre-tax income increased $48.4 million as a result of increased underwritings in the high yield area offset by losses in institutional equities; and Financial Services Group pre-tax income increased $15.4 million due to increased commissions and fees from the Company's asset management activities.

         The Company's income tax provision for 1997 and 1996 was $252.8 million and $182.5 million, respectively, which represented a 38.2% and 38.5% effective tax rate for each period.

         Net income for 1997 rose $117.0 million or 40.1% to $408.3 million. Using the treasury stock method diluted earnings per common share were $3.16 for 1997 and $2.30 for 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's assets are highly liquid with the majority consisting of securities inventories and collateralized receivables, both of which fluctuate depending on the levels of proprietary trading and customer business. The collateralized receivables consist primarily of resale agreements and securities borrowed, both of which are secured by U.S. government and agency securities, marketable corporate debt and equity securities. In addition, the Company has significant receivables that turn over frequently from customers, brokers and dealers. To meet client needs, as a securities dealer, the Company may carry significant levels of trading inventories. As such, because of changes in customer needs, economic and market conditions and proprietary trading strategies, the Company's total assets or the components of total assets vary significantly from period to period. A relatively small percentage of total assets is fixed or held for a period of longer than one year. At December 31, 1998 and 1997, the Company's total assets were $72.3 billion and $70.5 billion, respectively.

         The majority of the Company's assets are financed through daily operations by repurchase agreements, securities sold not yet purchased, securities loaned, bank loans, and payables to brokers and dealers. Short-term funding is generally obtained at rates related to Federal funds, LIBOR and money market rates. Depending upon prevailing market conditions, other borrowing costs are negotiated. The Company monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowings.

         During 1998, the Company amended its $2.0 billion revolving credit facility to increase the aggregate commitment of banks thereunder to $2.8 billion, of which $1.7 billion may be unsecured. There were no borrowings outstanding under this agreement at December 31, 1998.

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

During 1998, the Company has been active in raising additional long-term financing, including the issuance of $650.0 million 6 1/2% Senior Notes, $250.0 million 6% Senior Notes and $350.0 million medium-term notes. In the third quarter of 1998, a subsidiary of the Company issued non-recourse Senior Secured and Senior Subordinated Secured Floating Rate Notes in the principal amounts of $200.0 million and $250.0 million due March 15, 2005 and September 15, 2005, respectively. At December 31, 1998, a portfolio of investments, primarily senior bank debt valued at $441.0 million, collateralizes the non-recourse notes. In addition, in May 1998, the Company repaid its $325.0 million senior subordinated revolving credit agreement and terminated the related credit facility.

         In January 1998, the Company issued 3.5 million shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series B, with a liquidation preference of $50.00 per share ($175.0 million aggregate liquidation value).

         In January 1998, the Company commenced a $1.0 billion commercial paper program. Obligations issued thereunder (the "Notes") are exempt from registration under the Securities Act of 1933, as amended under Section 4(2) ("the Securities Act."). The Notes rank pari passu with the Company's other unsecured and unsubordinated indebtedness. At December 31, 1998, $30.9 million of Notes were outstanding under this program.

         In July 1998, the Company sold an aggregate of five million shares of newly issued common stock to its parent companies, Equitable and AXA for $300.0 million in a transaction exempt from the registration requirements of the Securities Act.

         On March 17, 1999 the Company filed a Registration Statement with the Securities and Exchange Commission relating to a proposed initial public offering of a new class of common stock that will track the performance of DLJdirect, its online brokerage business.

         In March 1999, the Company filed a shelf registration statement, which enables it to issue, from time to time, up to $2 billion of senior or subordinated debt securities or preferred stock. In March 1999, the Company issued $650 million of 5 7/8% Senior Notes due 2002 pursuant to such registration statement.

         The Company's current credit ratings of its long-term debt and commercial paper are as follows:

                                        Long-Term Debt        Commercial Paper
                                        --------------        ----------------
        Duff & Phelps                         A                     D-1
        Fitch IBCA                            A                     F-1
        Moody's                               A3                    P-2
        Standard & Poors                      A-                    A-2
        Thomson Bank Watch                    A+                   TBW-1

         The Company's principal wholly owned subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") is subject to the capital requirements of the Securities and Exchange Commission, the New York Stock Exchange, Inc., the Commodities Futures Trading Commission and the Chicago Board of Trade, all of which regulate the general capital adequacy and liquidity of broker-dealers and/or futures commission merchants. DLJSC has consistently maintained capital substantially in excess of the minimum requirements of such capital rules. At December 31, 1998, DLJSC had aggregate regulatory "net capital," after adjustments required by Rule 15c3-1 under the Exchange Act, of approximately $1.2 billion, which exceeded minimum net capital requirements by approximately $1.1 billion and which exceeded the net capital required by DLJSC's most restrictive debt covenants by $777.0 million. Certain of the Company's London-based broker-dealer subsidiaries are subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Other U.S. and foreign broker-dealer subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At December 31, 1998, the Company and its broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

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

CASH FLOWS
----------

Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------

         At December 31, 1998, 1997 and 1996 cash and cash equivalents totaled $1,049.3 million, $273.2 million and $158.8 million, respectively, an increase of $776.1 million, $114.3 million and $51.1 million, respectively.

         Cash used in operating activities totaled $2.4 billion, $5.3 billion and $1.5 billion in 1998, 1997 and 1996, respectively. In 1998, there were increases in assets including securities borrowed of $3.4 billion, receivables from customers of $2.1 billion, and a decrease in financial instruments sold not yet purchased of $1.5 billion. These changes were offset by an increase in payables to customers of $1.8 billion and a decrease in financial instruments owned of $3.3 billion. In 1997, securities borrowed increased $11.2 billion and receivables from customers increased $1.2 billion. These increases in assets were offset by increases in operating liabilities including securities loaned of $5.0 billion, payables to customers of $1.2 billion and financial instruments sold not yet purchased of $1.0 billion. In 1996, financial instruments owned increased by $4.9 billion, receivables from brokers, dealers and other increased by $2.3 billion, and receivables from customers increased by $0.8 billion. These changes were offset by increases in financial instruments sold not yet purchased of $2.7 billion, increases in payables to brokers, dealers and other of $2.5 billion and payables to customers of $1.3 billion.

         In 1998, net cash used in investing activities of $334.0 million consisted primarily of purchases to expand the Company's domestic and international offices and net purchases of long-term corporate development investments. In 1997 and 1996, net cash used in investing activities of $216.0 million and $107.0 million, respectively, consisted primarily of purchases to move the Company's principal offices. Additionally, in 1997, cash was used for the purchases of long-term corporate development investments. While in 1996 cash was provided from the sales of long-term corporate development investments.

         In 1998, 1997 and 1996, net cash provided by financing activities totaled $3.5 billion, $5.6 billion, and $1.7 billion, respectively, of which $1.7 billion, $4.9 billion and $1.2 billion, respectively, was provided by short-term financings. In 1998, cash of $325.0 million was used to repay the subordinated revolving credit agreement, while $893.6 million was provided by issuing senior notes, $349.3 million was provided by issuing medium-term notes, $450.0 million was provided by issuing senior secured floating rate notes, $300.0 million was provided from the sale of Common Stock to Equitable/AXA, and $175.0 million was provided by issuing Series B Preferred Stock. In 1997, $347.8 million was provided by issuing global floating-rate notes, $359.6 million was provided by issuing medium-term notes and $118.5 million was provided by a drawdown of the subordinated revolving credit agreement. In 1996, cash of $105.5 million was used to repay Swiss Franc Bonds, $249.5 million was provided by issuing medium-term notes, $200.0 million was provided by issuing mandatorily redeemable preferred securities by the Company's wholly owned Trust, and $200.0 million was provided by issuing Series A Fixed/Adjustable Rate Cumulative Preferred Stock.

DERIVATIVE FINANCIAL INSTRUMENTS
--------------------------------

         Derivatives are financial instruments, the payments on which are linked to the prices, or relationships between prices, of securities or commodities, interest rates, currency exchange rates or other financial measures (collectively, "cash market instruments"). Derivatives enable the Company and its clients to manage their exposure to interest rates and currency exchange rates, and security and other price risks. Derivatives may include options, forward and futures contracts and swaps. Certain types of derivatives, including forwards and certain options, are traded in the over-the-counter ("OTC") markets. Other types of derivatives, including futures contracts and listed options, are traded on regulated exchanges. The Company uses derivatives primarily to provide products to its clients, rather than to cover its own positions.

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

         Options:
         --------

         The Company writes option contracts specifically designed to meet customers' needs. Since the Company, not its counterparty, is obligated to perform, the options do not expose the Company to credit risk. At the beginning of the contract period, the Company receives a cash premium. During the contract period, the Company bears the risk of unfavorable changes in the value of the financial instruments underlying the options ("market risk"). To cover this market risk, the Company purchases or sells cash or derivative financial instruments on a proprietary basis. Such purchases and sales may include debt and equity securities, forward and futures contracts and options. The counterparties to these purchases and sales are reviewed to determine whether they are creditworthy. Future cash requirements for options written equal the fair value of the options. Option contracts are typically written for a duration of less than 13 months and are included in the consolidated statements of financial condition at fair value.

         The notional (contract) value, or the market value for cash instruments, of the written options was $5.1 billion at year-end 1998 and $5.4 billion at year-end 1997. These options contracts were covered by the following financial instruments:

                                                                                       December 31,
                                                                                  1998              1997
                                                                                  ----              ----
                                                                                      (In millions)
         U.S. government, mortgage-backed
              securities and options thereon...............................     $ 3,396             $ 3,773
         Foreign sovereign debt securities.................................          89                  73
         Forward rate agreements...........................................          38                   -
         Futures contracts.................................................          76                 219
         Equities and other................................................       1,545               1,340
                                                                               --------            --------

                    Total..................................................     $ 5,144             $ 5,405
                                                                                =======             =======

         Forwards and Futures Trading:
         -----------------------------

         The Company enters into forward purchases and sales contracts for mortgage-backed securities and foreign currencies. In addition, the Company enters into futures contracts on equity-based indices, foreign currencies and other financial instruments as well as options on futures contracts. Forward and futures contracts are treated as off-balance sheet items. Market risk is the price movement on the notional value of the contracts.

         For forward contracts, cash is generally not required at inception; cash equal to the notional value on the contract is required at settlement. For futures contracts, the original margin is required in cash at inception; cash equal to the change in market value is required at settlement. Futures contracts are settled daily.

         For the years ended December 31, 1998 and 1997, respectively the average monthly fair values were approximately $(2.0) million and $(2.0) million for forward contracts and $(23.0) million and $1.0 million for futures contracts. At December 31, 1998 and 1997, respectively the receivables from or payables to brokers, dealers and other captions in the Company's consolidated statements of financial condition included net unrealized gains (losses) of approximately $(6.0) million and $6.0 million related to forward contracts and approximately $3.0 million and $(2.0) million related to futures contracts. For the years ended December 31, 1998, 1997 and 1996 unrealized gains and losses on forward and futures contracts are recorded in earnings. Net trading gains (losses) on forward contracts were $7.0 million, $(5.1) million and $39.0 million and net trading gains (losses) on futures contracts were $(86.0) million, $(24.0) million and $8.0 million, for the years ended
December 31, 1998, 1997, and 1996 respectively.


         Off balance sheet values:
                                                                                       December 31,
                                                                                  1998              1997
                                                                                  ----              ----
                                                                                      (in millions)
         Forward Contracts:
              Purchased at notional (contract) value.......................      $ 41,254          $ 18,366
              Sold at notional (contract) value............................      $ 39,767          $ 27,028

         Futures Contracts and Options on Future Contracts:
              Purchased at market value....................................      $  1,184          $    988
              Sold at market value.........................................      $  1,607          $  2,767


         Swaps
         -----

         The notional (contract) value of swap agreements, consisting primarily of interest rate and equity swaps, was approximately $8.0 billion and $686.9 million at December 31, 1998 and December 31, 1997, respectively. The notional or contract amounts indicate the extent of the Company's involvement in the derivative instruments noted above. They do not measure the Company's exposure to market or credit risk and do not represent the future cash requirements of such contracts.

MERCHANT BANKING AND BRIDGE LENDING ACTIVITIES
----------------------------------------------

         The Company's merchant banking activities include investments in various partnerships, for which subsidiaries of the Company act as general partner, as well as direct investments in connection with its merchant banking activities. At December 31, 1998, in connection with these merchant banking activities, the Company had investments of $380.7 million and had potential commitments to invest up to an additional $718.0 million.

         Equitable has committed, subject to approval by Equitable on a transaction-by-transaction basis, to provide $750.0 million of subordinated debt financing to the DLJ Bridge Fund. The Company has agreed to pay Equitable the first $25.0 million of aggregate principal losses incurred by Equitable with respect to all bridge loans. To the extent such payments by the Company do not fully cover any such losses incurred by Equitable, Equitable is entitled to receive all other distributions otherwise payable to the Company with respect to DLJ Bridge Fund activities until such losses have been recovered. The Company has also agreed to pay Equitable the amount, if any, by which any principal loss on an individual loan exceeds $150.0 million. At December 31, 1998, the DLJ Bridge Fund does not have any individual bridge loan outstanding in excess of $150.0 million. At December 31, 1998, the DLJ Bridge Fund had extended $295.0 million of short-term bridge loans, which are expected to be refinanced in the first quarter of 1999.

HIGH-YIELD AND NON-INVESTMENT GRADE SECURITIES
----------------------------------------------

         The Company underwrites, trades, sells and holds high-yield and non-investment-grade securities. Non-investment-grade securities are securities or loans to companies rated BB+ or lower as well as non-rated securities or loans. Due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions, these securities generally involve greater risk than investment-grade holdings. During the third quarter, the Company's high-yield and non-investment grade holdings were reduced in response to the volatile market conditions. The Company ceased trading in its emerging markets proprietary debt trading group in September 1998 and has made other adjustments to lower its risk profile.

         The Company records high-yield securities at market value and records non-investment grade holdings at market or fair value. Unrealized gains and losses are recognized currently in earnings. Long and short holdings (excluding derivatives and structured notes) are as follows:


                                                             1998                                1997
                                                      ------------------                 ------------
                                                    Long             Short             Long              Short
                                                    ----             -----             ----              -----
                                                                          (in millions)
 High-Yield.................................      $   429.3           $ 345.3       $    645.6           $ 389.6
 Senior Bank Debt...........................        1,261.6                 -            864.1                 -
 Foreign Sovereign Debt.....................          423.6              13.8          1,615.4             543.3
 Mortgage Whole Loans ......................          722.3                 -          1,555.7                 -
 Convertible Securities.....................          460.6               8.0            534.8               3.1
 Other Non-Investment Grade.................          243.2              21.5             44.4               4.9
                                                 ----------         ---------      -----------        ----------

         Totals.............................      $ 3,540.6           $ 388.6        $ 5,260.0           $ 940.9
                                                  =========           =======        =========           =======

RISK MANAGEMENT
---------------

         Exposure to risk and the ways in which the Company manages the various types of risks on a day-to-day basis is critical to its survival and financial success. Each day, the Company monitors its market and counterparty risk through a number of control procedures designed to identify and evaluate the various risks to which the Company is exposed. The Company has established an Independent Risk Oversight function to oversee risk policies and risk monitoring and management capabilities throughout the firm and coordinate the risk management practices of the various business groups. This department is assisted by a Risk Committee comprised of senior professionals from each of the operating and key administrative groups.

         To help senior management manage risk associated with investment banking and merchant banking transactions the Company has established various committees. These committees review potential clients and engagements, use experience with similar clients and situations, analyze credit for certain commitments and analyze the Company's potential role as a principal investor. To control the risks associated with its banking activities, various committees review the details of all transactions before accepting an engagement.

         The Company has formed the following committees: the Fairness and Valuation Opinion Committee, the Private Placement Committee, the Restructuring Coordinating Committee, the Equity Commitment Committee, the High-Yield Underwriting Committee, the Bridge Commitment Committee, the Banking Review Committee, the Finance Committee and the Executive Committee.

         From time to time, the Company invests in certain merchant banking transactions or other long-term corporate development investments. DLJ's Merchant Banking Group has established several investment entities, each of which has formed its own investment committee. These committees decide on all investments and dispositions with respect to potential and existing portfolio companies. In addition, each quarter, senior officers of the Company meet to review merchant banking and corporate development investments. After discussing the financial and operational aspects of the companies involved, the senior officers recommend carrying values for each investment to the Finance Committee. The Finance Committee then reviews such recommendations and determines fair value.

         The Company often acts as principal in customer-related transactions in financial instruments that expose the Company to market risks. The Company also engages in proprietary trading and arbitrage activities and makes dealer markets in equity securities, investment-grade corporate debt, high-yield securities, U.S. government and agency securities, mortgages and mortgage-backed securities and selected derivatives. As such, to facilitate customer order flow the Company may be required to maintain certain amounts of inventories. The Company covers its exposure to market risk by limiting its net long or short position by selling or buying similar instruments and by using various derivative financial instruments in the exchange-traded and OTC markets.

         Position limits in trading and inventory accounts are established and monitored continuously. Current and proposed underwriting, corporate development, merchant banking and other commitments are subject to due diligence reviews by senior management and by professionals in the appropriate business and support units involved.

         Trading activities generally result in inventory positions. Each day, position and exposure reports are prepared by operations staff in each of the business groups engaged in trading activities for traders, trading managers, department managers, division management and group management. These reports are independently reviewed by the Company's corporate accounting group. The corporate accounting group prepares a consolidated summarized position report listing long and short exposure, and approved limits. The position report is distributed to various levels of management throughout the Company, including the Chief Executive Officer, and it enables senior management to control inventory levels and monitor results of the trading groups. The Company also reviews and monitors inventory aging, pricing, concentration and securities ratings.

         In addition to position and exposure reports the Company produces a daily revenue report that summarizes the trading, interest, commissions, fees, underwriting and other revenue items for each of the business groups. Daily revenue is reviewed for various risk factors and is independently verified by the corporate accounting group. The daily revenue report is distributed to various levels of management throughout the Company, including the Chief Executive Officer, and together with the position and exposure report, enables senior management to monitor and control overall activity of the trading groups.

Market risk
-----------

         Market risk represents the potential loss as a result of absolute and relative price movements in financial instruments due to changes in interest rates, foreign exchange rates, equity prices, and other factors. The Company's exposure to market risk is directly related to its role as financial intermediary in customer-related transactions and to its proprietary trading activities. As of December 31, 1998, the Company's primary market risk exposures include interest rate risk, credit spread risk and equity price risk. Interest rate risk results from maintaining inventory positions and trading in interest rate sensititive financial instruments and arises from various sources including changes in the absolute and relative level of interest rates, interest rate volatility, mortgage prepayment rates and the shape of the yield curves in various markets. To cover its exposure to interest rate risk, the Company enters into transactions in U.S. government securities, options and futures and forward contracts designed to reduce the Company's risk profile. The Company's investment grade and high-yield corporate bonds, mortgages, equities, derivatives and convertible debt activities, also expose it to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential changes in an issuer's credit rating that affect the value of financial instruments. Equity price risk results from maintaining inventory positions and making markets in equity securities and arises from changes in the level or volatility of equity prices, equity index exposure and equity index spreads, which affect the value of equity securities. To cover its exposure to equity price risk, the Company enters into transactions in options and futures designed to reduce the Company's risk profile.

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

         The VAR number is the statistically expected maximum loss on the fair value of the Company's market sensitive instruments for 19 of 20 trading days. In other words, on one of 20 trading days, the loss is expected to be statistically greater than the VAR number. However, the model does not indicate how much greater.

         VAR models are designed to assist in risk management and to provide senior management with one probabilistic indicator of risk at the firm level. VAR numbers should not be interpreted as a predictor of actual results. The VAR model has been specifically tailored for the Company's risk management needs and risk profile.

The VAR model includes the following limitations: (1) a daily VAR does not capture the risk inherent in trading positions that cannot be liquidated or hedged in one day, (2) VAR is based on historical market data and assumes that past trading patterns will predict the future, (3) all inherent market risks cannot be perfectly modeled, and (4) correlations between market movements can vary, particularly in times of market stress.

         The Company believes that a Company-wide VAR analysis is an important advance in risk management, but it is aware of the limitations inherent in any statistical analysis. Because a VAR model alone is not a sufficient tool to measure and monitor market risk, the Company will continue to use other risk management measures, such as stress testing, independent review of position and trading limits and daily revenue reports.

         At December 31, 1998 and December 31, 1997 the Company-wide VAR for trading was approximately $22.0 million and $11.0 million, respectively. The Company-wide VAR for non-trading market risk sensitive instruments is not separately disclosed because the amount is not significant. Due to the benefit of diversification the Company-wide VAR is less than the sum of the individual components. At December 31, 1998 and December 31, 1997 the three main components of market risk, expressed in terms of theoretical fair values, had the following VAR:

                                                         December 31,
                                                    1998          1997
                                                -------------   ---------
                                                       (In millions)
 Trading:
    Interest rate risk......................        $  16           $ 8
    Equity risk.............................        $  11           $ 8
    Foreign currency exchange risk..........        $   -           $ 1
         ..................

         The increase in value at risk in 1998 over 1997 is due largely to the dramatic increase in volatility across a broad range of financial instruments.

Credit risk
-----------

         Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. Each day the Company monitors its exposure to counterparty risk through the use of credit exposure information and monitoring collateral values.

         To establish appropriate exposure limits for a variety of transactions, all counterparties are reviewed on a periodic basis. Specific transactions are analyzed to assess the potential exposure and the counterparty's credit is reviewed to determine whether it supports such exposure. The Company also analyzes market movements that could affect exposure levels. To determine trading limits the Company considers four main factors: the settlement method; the time it will take for a trade to settle (i.e., the maturity of the trade); the volatility that could affect the value of the instruments involved in the trade; and the size of the trade. In addition to determining trading limits, the Company actively manages its credit exposure by performing the following activities: enters into master netting agreements when feasible; monitors the creditworthiness of counterparties and the related trading limits on an ongoing basis and requests additional collateral when deemed necessary; diversifies and limits exposure to individual counterparties and geographic locations; and limits the duration of exposure. To mitigate credit risks, in certain cases, the Company may also close out transactions or assign them to other counterparties when deemed necessary or appropriate.

YEAR 2000
---------

         The Company has been actively engaged in addressing Year 2000 issues. Such issues relate to potential problems resulting from non-Year 2000 compliant systems processing transactions using two-digit date fields rather than four digit date fields for the year of a transaction. If these systems are not identified and reconfigured, Year 2000 transactions would be processed as year "00," which could lead to processing inaccuracies and potential inoperability and could have a material adverse effect on the Company's business.

         As a result of the Company's recent expansion, entry into new product markets and move to its new corporate headquarters, many of the Company's communications and data processing systems are Year 2000 compliant. However, the Company, has undertaken a Year 2000 Project to identify and modify any non-Year 2000 compliant systems. The Year 2000 Project is the Company's highest priority. The Year 2000 Project is decentralized by functional area and is focused on both information technology and non-information technology systems. A written Year 2000 Plan has been developed for each unit (Business Units and Administrative Units) and the units are responsible for all steps necessary to ensure that their respective assets and systems are Year 2000 compliant. The Year 2000 Project is overseen by two Project Management Offices: one for the Company's correspondent clearance business and the other responsible for the Company's remaining functional units. The Project Managers report to a Steering Committee, comprised of Senior Business Managers, which in turn reports to the Company's Chief Financial Officer and Chief Executive Officer. The Company has also retained the services of several consulting firms having considerable expertise in advising corporations on Year 2000 issues.

         As of December 31, 1998, the Company has inventoried all systems, identified mission critical systems (those systems where loss of their function would result in an immediate stoppage or significant impairment to core business areas) and determined which of these systems are not Year 2000 compliant. By the end of the first quarter of 1999 the Company's correspondent clearance business expects to renovate, test and return all of its non-Year 2000 compliant applications to production after remediation has been completed. With respect to the rest of the Company's systems, by the first quarter of 1999, all mission critical systems are expected to be renovated, implemented and tested. The same process will be performed for non-critical systems and is expected to be completed by the second quarter of 1999. None of the Company's other major information technology projects have been affected significantly due to the implementation of the Year 2000 Project.

         The Company has identified all significant third parties, such as fiduciary agents, vendors, custodial banks, correspondents and facility operators, and has contacted them regarding their Year 2000 readiness. All such parties have assured the Company that they are taking the necessary steps to prepare for the Year 2000.

         The Company has initiated and is actively involved in various types of testing including the Securities Industry Association's industry-wide beta testing, electronic file testing with correspondents and vendor-supplied business applications testing. For each of the tests in which it has participated, the Company has achieved successful results. Throughout 1999, internal and external systems will continue to be tested to ensure that all remediated systems remain compliant.

Costs
-----

         The total cost to ensure that the Company's systems are Year 2000 compliant is not expected to be material to the Company's financial position. Based upon current information, the total cost of the Year 2000 project is currently estimated to be between $85 and $90 million, which has been approved by the Board of Directors of the Company. Based on progress to date, the current funding level has been found to be adequate. More than half of the Year 2000 budget is allocated to renovate and test applications. The budget includes Year 2000 compliance testing, full system testing, peer to peer testing with industry agencies, correspondents and third party vendors and other industry-wide testing. The budget also includes developing a contingency plan. Costs related to the Year 2000 project are expensed as incurred. At December 31, 1998, costs since inception totaled $77.0 million. The cost of the project is being funded by operations.

Risks
-----

         The Year 2000 issue includes many risks including the possibility that the Company's computer and non-information technology systems will fail. The Company cannot ensure that the schedule for compliance outlined above will be met or that the systems of other companies on which the Company depends will be timely converted. Due to this uncertainty, the Company is unable to determine whether the Year 2000 will have a material impact on the Company's business, results of operations or financial condition. If the Year 2000 risks are not remedied, the Company may experience business interruption or shutdown, financial loss, regulatory actions, damage to the Company's global franchise and legal liability. However, the Year 2000 Project is expected to reduce significantly the Company's level of uncertainty regarding the Year 2000 readiness of internal and third-party systems. The Company believes that with the completion of the Project as scheduled, the possibility of significant interruptions of normal operations as a result of the Year 2000, should be reduced.

Contingencies
-------------

         The Company's action plan is designed to safeguard the interests of the Company and its customers; however, except as discussed below, a formal contingency plan does not exist. The Company is assessing contingency requirements and by the end of the second quarter of 1999 will develop a contingency plan. DLJ' s correspondent clearance business has a written general contingency plan, which covers a variety of independent events that may require recovery/contingency plans, including Year 2000 system failures. To enhance this plan, Year 2000-specific scenarios are being developed.

         To the fullest extent permitted by law, the foregoing discussion is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act 105 P.L. 271.

         Forward looking statements contained under "YEAR 2000" above should be read in conjunction with the Company's disclosure under the heading "FORWARD LOOKING STATEMENTS" below.

RECENT ACCOUNTING DEVELOPMENTS
------------------------------

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations"- "Risk Management," on pages 23-28 of this document.

[KPMG LOGO]

     345 Park Avenue
     New York, NY 10154


                          Independent Auditors' Report
                          ----------------------------


The Board of Directors and Stockholders
Donaldson, Lufkin & Jenrette, Inc.

We have audited the accompanying consolidated statements of financial condition of Donaldson, Lufkin & Jenrette, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, and the related financial statement schedule. These consolidated financial statements and related financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Donaldson, Lufkin & Jenrette, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP

February 2, 1999
except as to footnote 19, which is as of March 17, 1999

[LOGO]

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                 -------------------------------------------

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition
                (In thousands, except share and per share data)



                                                                                   December 31,        December 31,
                                                                                       1998                1997
                                                                                       ----                ----
                                     ASSETS
Cash and cash equivalents....................................................        $ 1,049,253     $      273,164
Cash and securities segregated for regulatory purposes or deposited with
   clearing organizations....................................................          1,043,225            832,093
Collateralized short-term agreements:
   Securities purchased under agreements to resell...........................         20,063,348         22,628,782
   Securities borrowed.......................................................         23,967,639         20,598,639
Receivables:
   Customers.................................................................          6,523,568          4,397,668
   Brokers, dealers and other................................................          3,773,251          3,162,970
Financial instruments owned, at value:
   U.S. government and agency................................................          5,973,394          6,834,996
   Corporate debt............................................................          4,441,492          5,577,023
   Foreign sovereign debt....................................................            423,736          1,624,235
   Mortgage whole loans......................................................            722,284          1,555,685
   Equities and other........................................................          1,634,201            943,782
   Long-term corporate development investments...............................            473,756            315,774
Office facilities, at cost, (net of accumulated depreciation and amortization
   of $297,959 and $216,230, respectively)...................................            450,706            388,677
Other assets and deferred amounts ...........................................          1,742,383          1,372,357
                                                                                  --------------     --------------

Total Assets.................................................................       $ 72,282,236       $ 70,505,845
                                                                                    ============       ============











          See accompanying notes to consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition
                (In thousands, except share and per share data)



                                                                                   December 31,       December 31,
                                                                                       1998               1997
                                                                                       ----               ----
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term borrowings......................................   $     515,646      $   1,121,352
Collateralized short-term financings:
    Securities sold under agreements to repurchase..............................      35,775,580         36,006,656
    Securities loaned...........................................................       7,322,186          7,687,416
Payables:
    Customers...................................................................       6,847,046          5,071,653
    Brokers, dealers and other..................................................       3,053,337          2,912,218
Financial instruments sold not yet purchased, at value:
    U.S. government and agencies................................................       5,935,629          7,671,498
    Corporate debt..............................................................         523,909            854,155
    Foreign sovereign debt......................................................          40,744            553,852
    Equities and other..........................................................       2,438,667          1,376,395
Accounts payable and accrued expenses...........................................       2,282,413          2,119,131
Other liabilities...............................................................         937,377            741,870
                                                                                 ---------------    ---------------

                                                                                      65,672,534         66,116,196

Long-term borrowings............................................................       3,482,003          2,128,159
                                                                                  --------------     --------------

         Total liabilities......................................................      69,154,537         68,244,355
                                                                                   -------------      -------------

Company-obligated mandatorily redeemable preferred securities
    of subsidiary trust holding solely debentures of the Company................         200,000            200,000
                                                                                 ---------------    ---------------

Stockholders' Equity:
    Preferred stock, 50,000,000 shares authorized:
       Series A Preferred Stock, at $50.00 per share liquidation
         preference (4,000,000 shares issued and outstanding)...................         200,000            200,000
       Series B Preferred Stock, at $50.00 per share liquidation
         preference (3,500,000 shares  issued and outstanding)..................         175,000                  -
    Common stock ($0.10 par value; 300,000,000 shares
       authorized; 122,812,558 and 111,852,762 shares issued
       and outstanding, respectively)...........................................          12,281             11,185
    Restricted stock units (10,358,294 units authorized; 2,082,236
       and 6,562,414 units issued and outstanding, respectively)................          21,333             67,255
    Paid-in capital.............................................................         858,066            440,926
    Retained earnings...........................................................       1,657,710          1,338,220
    Accumulated other comprehensive income......................................           3,309              3,904
    Employee deferred compensation stock trust..................................          12,329             12,061
    Common stock issued to employee deferred compensation trust.................         (12,329)           (12,061)
                                                                                 ---------------     ---------------

         Total stockholders' equity.............................................       2,927,699          2,061,490
                                                                                  --------------     --------------

Total Liabilities and Stockholders' Equity......................................    $ 72,282,236       $ 70,505,845
                                                                                    ============       ============




          See accompanying notes to consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

                       Consolidated Statements of Income
                     (in thousands, except per share data)


                                                                                     Years Ended December 31,
                                                                                 1998              1997             1996
                                                                                 ----              ----             ----
Revenues:
    Commissions........................................................      $  854,679     $    690,156       $   573,335
    Underwritings......................................................       1,077,712          905,607           755,627
    Fees...............................................................       1,191,655          767,259           469,986
    Interest, net of interest to finance U.S. government,
      agency and mortgage-backed securities of $3,045,391,
      $2,859,042 and $2,132,593, respectively..........................       2,189,108        1,652,135         1,074,223
    Principal transactions-net:
      Trading..........................................................         (92,782)         363,190           393,938
      Investment.......................................................         126,031          194,527           162,975
    Other..............................................................          60,639           67,595            60,672
                                                                           ------------    -------------      ------------

       Total revenues..................................................       5,407,042        4,640,469         3,490,756
                                                                             ----------      -----------        ----------

Costs and Expenses:
    Compensation and benefits..........................................       2,231,655        1,908,201         1,538,754
    Interest...........................................................       1,455,851        1,153,167           733,207
    Brokerage, clearing,
      exchange fees and other..........................................         258,625          231,402           201,292
    Occupancy and equipment............................................         269,975          189,915           159,330
    Communications.....................................................          89,793           63,965            53,657
    Other operating expenses...........................................         500,643          432,719           330,716
                                                                            -----------     ------------       -----------

       Total costs and expenses........................................       4,806,542        3,979,369         3,016,956
                                                                             ----------       ----------        ----------

Income before provision for income taxes...............................         600,500          661,100           473,800
                                                                            -----------     ------------       -----------

Provision for income taxes.............................................         229,700          252,850           182,500
                                                                            -----------     ------------       -----------

Net income.............................................................      $  370,800      $   408,250        $  291,300
                                                                             ==========      ===========        ==========

Dividends on preferred stock...........................................     $    21,310     $     12,144       $    18,653
                                                                            ===========     ============       ===========

Earnings applicable to common shares...................................      $  349,490      $   396,106        $  272,647
                                                                             ==========      ===========        ==========

Earnings per common share:
     Basic.............................................................   $       2.93    $        3.59      $       2.56
                                                                          ============    =============      ============
     Diluted...........................................................   $       2.65    $        3.16      $       2.30
                                                                          ============    =============      ============

Weighted average common shares outstanding:
     Basic.............................................................         119,260          110,318           106,600
                                                                            ===========     ============       ===========
     Diluted...........................................................         131,980          125,498           118,712
                                                                            ===========     ============       ===========



          See accompanying notes to consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

             For the Years Ended December 31, 1996, 1997n and 1998
                     (In thousands, except per share data)


                                                                    Restricted
                                       Preferred       Common         Stock         Paid-in        Retained
                                        Stock          Stock           Units         Capital       Earnings
                                       -------       --------       -----------      -------      ----------
Balances at December 31, 1995..........  $     0      $ 10,659      $   106,163      $  358,664   $    723,859

Net income.............................        -             -                -               -        291,300
Translation adjustment.................        -             -                -               -              -
   Total comprehensive income..........        -             -                -               -              -

Dividends:
  Common stock ($0.25 per share).......        -             -                -               -        (26,650)
  Preferred stock ($8.29 per share)....        -             -                -               -        (18,653)
Forfeiture of restricted stock units...        -             -           (1,996)          1,996              -
Issuance of Series A Preferred stock...  200,000             -                -               -              -
                                       ---------   ------------  --------------  -------------- --------------

Balances at December 31, 1996..........  200,000        10,659          104,167         360,660        969,856

Net income.............................        -             -                -               -        408,250
Translation adjustment.................        -             -                -               -              -
                                                                                              -
   Total comprehensive income..........

Dividends:
  Common stock ($0.25 per share).......        -             -                -               -        (27,742)
  Preferred stock ($3.036 per share)...        -             -                -               -        (12,144)
Forfeiture of restricted stock units...        -             -             (156)            156              -
Conversion of restricted stock
   units to common stock...............        -           358          (36,756)         45,041              -
Conversion of debentures...............        -           138                -          28,641              -
Exercise of stock options..............        -            30                -           6,428              -
                                       ---------   ------------  --------------  -------------- --------------

Balances at December 31, 1997..........  200,000        11,185           67,255         440,926      1,338,220

Net income.............................        -             -                -               -        370,800
Translation adjustment.................        -             -                -               -              -
   Total comprehensive income..........

Dividends:
  Common stock ($0.25 per share).......        -             -                -               -        (30,000)
  Preferred stock ($2.84 per share)....        -             -                -               -        (21,310)
Issuance of Series B Preferred Stock...  175,000             -                -               -              -
Sale of common stock to Equitable/AXA..
                                               -           500                -         299,500              -
Exercise of stock options..............        -           148                -          37,840              -
Conversion of restricted stock
   units to common stock...............        -           448          (45,890)         70,870              -
Forfeiture of restricted stock units...        -             -              (32)             32              -
Tax benefit on distribution of
   employee stock trust................        -             -                -           8,898              -
                                       ---------   ------------  --------------  -------------- --------------
Balances at December 31, 1998..........$ 375,000      $ 12,281         $ 21,333       $ 858,066    $ 1,657,710
                                       =========      ========         ========       =========    ===========




                                          Accumulated
                                             Other
                                         Comprehensive
                                             Income             Total
                                             ------           -------

Balances at December 31, 1995..........    $   (625)      $  1,198,720

Net income.............................           -            291,300
Translation adjustment.................       2,522              2,522
   Total comprehensive income..........           -            293,822

Dividends:
  Common stock ($0.25 per share).......           -            (26,650)
  Preferred stock ($8.29 per share)....           -            (18,653)
Forfeiture of restricted stock units...           -                  -
Issuance of Series A Preferred stock...           -            200,000
                                           ---------      ------------

Balances at December 31, 1996..........       1,897          1,647,239

Net income.............................           -            408,250
Translation adjustment.................       2,007              2,007

   Total comprehensive income..........                        410,257

Dividends:
  Common stock ($0.25 per share).......           -            (27,742)
  Preferred stock ($3.036 per share)...           -            (12,144)
Forfeiture of restricted stock units...           -                  -
Conversion of restricted stock
   units to common stock...............           -              8,643
Conversion of debentures...............           -             28,779
Exercise of stock options..............           -             6,458
                                           ---------      ------------

Balances at December 31, 1997..........       3,904          2,061,490

Net income.............................           -            370,800
Translation adjustment.................        (595)              (595)
   Total comprehensive income..........                        370,205

Dividends:
  Common stock ($0.25 per share).......           -            (30,000)
  Preferred stock ($2.84 per share)....           -            (21,310)
Issuance of Series B Preferred Stock...           -            175,000
Sale of common stock to Equitable/AXA..
                                                  -            300,000
Exercise of stock options..............           -             37,988
Conversion of restricted stock
   units to common stock...............           -             25,428
Forfeiture of restricted stock units...           -                  -
Tax benefit on distribution of
   employee stock trust................           -              8,898
                                            --------      ------------
Balances at December 31, 1998..........     $ 3,309        $ 2,927,699
                                            =======        ===========

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                       Years Ended December 31,
                                                                                 1998              1997             1996
                                                                                 ----              ----             ----
Cash flows from operating activities:
  Net income.........................................................        $  370,800      $   408,250      $    291,300
  Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization...................................            84,802           61,428            53,831
     Deferred taxes..................................................            27,943         (134,233)         (120,022)
     Decrease in net unrealized (depreciation) appreciation of
       long-term corporate development investments...................            (8,939)         (34,524)           50,283
                                                                          -------------    -------------      ------------

                                                                                474,606          300,921           275,392
   (Increase) decrease in  operating assets:
     Cash and securities segregated for regulatory
       purposes or deposited with clearing organizations.............          (211,132)           4,313          (381,936)
     Securities purchased under agreements to resell..                        5,463,657       (4,622,196)            9,191
     Securities borrowed.............................................        (3,369,000)     (11,243,155)         (310,574)
     Receivables from customers......................................        (2,125,900)      (1,228,375)         (813,320)
     Receivables from brokers, dealers and other.....................          (610,281)         921,011        (2,342,428)
     Financial instruments owned, at value...........................         3,340,614         (807,663)       (4,906,785)
     Other assets and deferred amounts...............................          (359,115)        (179,958)         (147,335)
   Increase (decrease) in operating liabilities:
     Securities sold under agreements to repurchase...                       (5,463,657)       4,622,196            (9,191)
     Securities loaned...............................................          (365,230)       4,962,643           100,560
     Payables to customers...........................................         1,775,393        1,173,836         1,336,559
     Payables to brokers, dealers and other............................         141,119         (946,845)        2,511,614
     Financial instruments sold not yet purchased, at value..........        (1,516,951)       1,014,230         2,737,243
     Accounts payable and accrued expenses...........................           163,282          397,876           323,790
     Other liabilities...............................................           245,320          310,230            89,551
   Translation adjustment............................................              (595)           2,007             2,522
                                                                       ----------------   --------------  ----------------

Net cash used in operating activities................................       $(2,417,870)    $ (5,318,929)     $ (1,525,147)
                                                                            -----------     ------------      ------------

          See accompanying notes to consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                       Years Ended December 31,
                                                                                 1998              1997             1996
                                                                                 ----              ----             ----
Cash flows from investing activities: Net (payments for) proceeds from:
    Purchases of long-term corporate development investments...........    $   (347,033)      $ (194,777)       $  (87,600)
    Sales of long-term corporate development investments...............         197,990          117,930           117,412
    Office facilities..................................................        (145,742)        (162,568)         (142,597)
    Other assets.......................................................         (39,217)          23,375             5,818
                                                                         --------------      -----------    --------------

Net cash used in investing activities..................................        (334,002)        (216,040)         (106,967)
                                                                          -------------       ----------      ------------

Cash flows from financing activities: Net proceeds from (payments for):
    Short-term financings..............................................       1,728,652        4,854,182         1,187,338
    Senior notes.......................................................         893,552                -                 -
    Medium-term notes..................................................         349,337          359,646           249,515
    Subordinated revolving credit agreement............................        (325,000)         118,500           (43,500)
    Senior secured floating rate notes.................................         450,000                -                 -
    Global floating rate notes.........................................             448          347,760                 -
    Other long-term debt...............................................         (14,493)         (13,753)           (2,858)
    Convertible debentures.............................................               -           18,779            43,500
    Swiss Franc Bonds..................................................               -                -          (105,513)
    Dividends..........................................................         (51,310)         (39,886)          (45,303)
    Issuance of Company obligated mandatorily redeemable preferred
       securities......................................................               -                -           200,000
    Sale of common stock to Equitable/AXA..............................         300,000                -                 -
    Issuance of Series A Preferred Stock...............................               -                -           200,000
    Issuance of Series B Preferred Stock...............................         175,000                -                 -
    Exercise of stock options..........................................          21,775            4,074                  -
                                                                         ---------------  --------------  -----------------

Net cash provided by financing activities..............................       3,527,961        5,649,302         1,683,179
                                                                           ------------      -----------  ---- -----------

Increase in cash and cash equivalents..................................         776,089          114,333            51,065

Cash and cash equivalents at beginning of year........................          273,164          158,831           107,766
                                                                          -------------      -----------      ------------

Cash and cash equivalents at end of year..............................      $ 1,049,253       $  273,164       $   158,831
                                                                            ===========       ==========       ===========


          See accompanying notes to consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                               December 31, 1998

1.       Summary of Significant Accounting Policies
         ------------------------------------------

The consolidated financial statements include Donaldson, Lufkin & Jenrette, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. The Company is a majority-owned subsidiary of the Equitable Companies Incorporated and its subsidiaries (together, "Equitable"). The Company's separate financial statements reflect Equitable's cost basis, established in 1985 when Equitable acquired the Company.

The Company is a leading, integrated investment and merchant bank serving institutional, corporate, government and individual clients. The Company's businesses include securities underwriting; sales and trading; investment and merchant banking; financial advisory services; investment research; venture capital; correspondent brokerage services; online, interactive brokerage services; and asset management.

To prepare consolidated financial statements in conformity with generally accepted accounting principles ("GAAP"), management must estimate certain amounts that affect the reported assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates.

Substantially all of the Company's financial assets and liabilities, as well as financial instruments with off-balance sheet risk, are carried at market or fair values or are carried at amounts that approximate fair value because of their short-term nature. Fair value is estimated at a specific point in time, based on relevant market information or the value of the underlying financial instrument. These estimates do not generally reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument.

Cash equivalents include all demand deposits held in banks and certain highly-liquid investments with maturities of 90 days or less, other than those held for sale in the ordinary course of business.

Securities sold under agreements to repurchase (repurchase agreements) and securities purchased under agreements to resell (resale agreements) are treated as financing arrangements and are carried at contract amounts that reflect the amounts at which the securities will be subsequently repurchased or resold. Interest on such contract amounts is accrued and is included in the accompanying consolidated statements of financial condition in receivables from and payables to brokers, dealers and other. The Company takes possession of the assets purchased under agreements to resell and obtains additional collateral when the market value falls below the contract value. In the consolidated financial statements, repurchase and resale agreements are presented net if they are with the same counterparty, have the same maturity date, settle through the Federal Reserve system, and are subject to master netting agreements.

Securities borrowed and securities loaned are financing arrangements that are recorded at the amount of cash collateral advanced or received. For securities borrowed, the Company deposits cash, letters of credit or other collateral with the lender. For securities loaned, the Company receives collateral in cash or other collateral that exceeds the market value of securities loaned. Each day, the Company monitors the market value of securities borrowed and loaned and obtains or refunds additional collateral, as necessary.

Receivables from and payables to customers include amounts due on cash and margin transactions. For receivables, securities owned by customers are held as collateral. Such collateral is not reflected in the consolidated financial statements.

U.S. government and agency securities, mortgage-backed securities, options, forward and futures transactions and certain other debt obligations are recorded in the consolidated financial statements on a trade date basis. All other securities are recorded on a settlement date basis and, if significant, adjustments are made to a trade date basis.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

Other than long-term corporate development investments and senior bank debt, financial instruments owned are carried at market value. Changes in unrealized appreciation (depreciation) arising from fluctuations in market value or upon realization of security positions are reflected in principal transactions-net, trading revenues, in the consolidated statements of income.

To the extent that the Company has surrendered control, transfers of financial assets are accounted for as sales.

Long-term corporate development investments represent the Company's involvement in private debt and equity investments. These investments generally have no readily available market or may be otherwise restricted as to resale under the Securities Act of 1933; therefore, these investments are carried at estimated fair value as determined by the Finance Committee of the Board of Directors. The cost of these investments was $472.3 million at year-end 1998 and $323.2 million at year-end 1997. In 1998 net unrealized appreciation of long-term corporate development investments increased $8.9 million. In 1997 and 1996, the decrease in net unrealized appreciation (depreciation) amounted to $(34.5) million and $50.3 million, respectively. Changes in net unrealized appreciation (depreciation) arising from changes in fair value or upon realization are reflected in principal transactions-net, investment revenues in the consolidated statements of income.

Office facilities are carried at cost and are depreciated on a straight-line basis over the estimated useful life of the related assets, ranging from three to eight years. Leasehold improvements are amortized over the lesser of the useful life of the improvement or term of the lease. Exchange memberships owned by the Company are included in other assets and are carried at cost.

Changes in unrealized gains and losses, as well as realized gains and losses at settlement on all derivative instruments (options, forward and futures contracts and swaps), are included in principal transactions-net, trading revenues, in the consolidated statements of income. Related offsetting amounts are included in receivables from or payables to brokers, dealers and other in the consolidated statements of financial condition. Fair value of options includes any deferred unamortized premiums. Such premiums are recognized over the life of the option contracts on a straight-line basis or are recognized through the change in the fair value of the option in principal transactions-net, trading revenue in the consolidated statements of income. Swap transactions entered into for non-trading purposes to modify the interest rate and foreign currency exposure associated with certain assets and liabilities are accounted for on an accrual basis. Under the accrual basis, the net amount to be received or paid is accrued as part of interest expense in the consolidated statements of income. Cash flows from derivative instruments are included as operating activities in the consolidated statements of cash flows.

Assets and liabilities of foreign subsidiaries denominated in foreign currencies are translated at exchange rates prevailing at the date of the consolidated statements of financial condition. Revenues and expenses are translated at average exchange rates during the period. Gains and losses from translating foreign currency financial statements into U.S. dollars are included as a separate component of stockholders' equity. Gains and losses from foreign currency transactions are included in the consolidated statements of income.

Effective January 1, 1997, Equitable's ownership for tax purposes declined to less than 80%; therefore, the Company files its own U.S. consolidated Federal income tax return.

All liabilities related to postretirement and postemployment benefits have been provided for and the related costs are not significant.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

The Company accounts for stock-based compensation related to stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly, does not recognize any compensation cost associated with such plans in the consolidated financial statements. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method had been applied.

Basic and diluted earnings per common share amounts are calculated by dividing earnings applicable to common shares (net income less preferred dividends) by the weighted average common shares outstanding. Basic earnings per share excludes the dilutive effects of stock options, non-vested restricted stock units and convertible debt. Diluted earnings per share reflects all potentially dilutive securities.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recognized in the consolidated statements of financial condition at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and should be applied prospectively. Since most of the Company's derivatives are currently carried at fair value, the adoption of this statement is not expected to have a material effect on the Company's results of operations or its consolidated statements of financial condition.

To conform to the 1998 presentation, certain reclassifications have been made to prior year consolidated financial statements.

2.       Common Stock Split
         ------------------

In February 1998, the Board of Directors declared a two-for-one stock split (the "stock split") of the Company's common stock, subject to stockholder approval to increase the number of authorized common shares. In April 1998, stockholders approved an amendment to the Company's Certificate of Incorporation, which increased the number of total authorized shares of common stock to 300 million and the number of total authorized shares of preferred stock to 50 million. The stock split was effected in the form of a 100% stock dividend to stockholders of record on April 27, 1998, and was paid on May 11, 1998. The par value of the common stock remained at $0.10 per share. To preserve the value of the post-split shares, an adjustment was made from paid-in capital to common stock. In the accompanying consolidated financial statements all common share, per common share, restricted stock unit and option data have been restated for the effect of the stock split.

3.       Related Party Transactions
         --------------------------

In the normal course of business, the Company provides brokerage services including clearance, investment banking and related activities for Equitable and certain of its affiliates. The amounts related to such activities are not significant.

The Company is the sponsor of the $750.0 million DLJ Bridge Fund ("the Bridge Fund"), which is funded by a commitment from Equitable. The Bridge Fund provides short-term loans in connection with the Company's merchant banking and financial advisory businesses. The Bridge Fund has a commitment of subordinated debt from Equitable for the total amount of the loans. Any loans made by the Bridge Fund would be expected to be refinanced, and the outstanding amounts repaid, within a short-term period. At December 31, 1998, the Bridge Fund had extended $295.0 million of short-term bridge loans.

For the years ended December 31, 1998, 1997 and 1996, dividends on common stock paid or accrued to Equitable were $21.7 million, $21.3 million and $21.4 million, respectively.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

4.       Cash and Securities Segregated Under Federal and Other Regulations
         ------------------------------------------------------------------

Cash of $13.7 million at December 31, 1997 and securities with a market value of $883.0 million and $711.0 million at December 31, 1998 and 1997, respectively were segregated in special reserve bank accounts to benefit customers in accordance with regulations of the Securities and Exchange Commission and the Commodities Futures Trading Commission.

5.       Borrowings
         ----------

Short-term borrowings are generally demand obligations with interest approximating Federal fund rates. Such borrowings are generally used to facilitate the securities settlement process, to finance securities inventories, and to finance securities purchased by customers on margin. At December 31, 1998 there were no borrowings secured by Company-owned securities. At December 31, 1997, certain of these borrowings were secured by Company-owned securities aggregating $190.5 million.

Short-term borrowings and repurchase agreements:


                                                                                                Weighted Average
                                                                                                 Interest Rates
                                                                   December 31,                   December 31,
                                                                  1998            1997          1998           1997
                                                                  ----            ----          ----           ----
                                                                    (In millions)
Securities sold under repurchase agreements................  $   35,776        $   36,007      4.89%          6.04%
Bank loans.................................................  $      391        $      988      5.79%          6.57%
Borrowings from other financial institutions...............  $      125        $      133      5.72%          6.21%


In January 1998, the Company introduced a $1.0 billion commercial paper program. Obligations issued under this program (the "Notes") are exempt from registration under the Securities Act of 1933, as amended under Section 4(2) (the "Securities Act"). At December 31, 1998, $30.9 million of notes were outstanding under this program.

Long-term borrowings:


                                                                                            December 31,
                                                                                       1998               1997
                                                                                    ----------         -------
                                                                                           (In thousands)
Senior notes 6%-6.875%, due various dates through 2008........................     $ 1,391,036       $    497,484
Medium-term notes 5.402% - 6.90%, due various dates through 2016..............       1,046,647            697,310
Senior subordinated revolving credit agreement, due 2000......................               -            325,000
Senior secured floating rate notes, due 2005..................................         450,000                  -
Global floating rate notes, due 2002..........................................         348,357            347,909
Subordinated exchange notes 9.58%, due 2003...................................         225,000            225,000
Other.........................................................................          20,963             35,456
                                                                                --------------     --------------

     Total long-term borrowings...............................................     $ 3,482,003        $ 2,128,159
                                                                                   ===========        ===========

Current maturities............................................................    $    100,973     $        1,623
                                                                                  ============     ==============


For the years ended December 31, 1998, 1997 and 1996, interest paid on all borrowings and financing arrangements was $4.6 billion, $3.9 billion and $2.8 billion, respectively.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

Scheduled maturities of long-term borrowings are as follows:

                                                          December 31,
                                                      1998               1997
                                                   ----------         -------
                                                          (In thousands)

         1998................................  $             -    $        1,623
         1999................................         100,973                153
         2000................................         189,987            514,926
         2001................................         369,265             33,610
         2002................................         358,348            357,897
         2003................................         374,397            225,000
         2004-2016...........................       2,089,033            994,950
                                                  -----------      -------------

                                                  $ 3,482,003        $ 2,128,159
                                                  ===========        ===========

In connection with its 1998 and 1997 financings, the Company:

1998
----

Issued an initial $175.0 million Fixed/Adjustable Rate Cumulative Preferred Stock, Series B, from the $300.0 million shelf established in 1997.

Issued $650.0 million of 6.5% Senior Notes that mature in 2008 and $350.0 million Medium-Term Notes with interest ranging from 5.402% - 6.28% that mature at various dates through 2003.

Issued $250.0 million of 6% Senior Notes that mature in 2001 from the $1.0 billion shelf established in 1997. To convert these fixed rate notes into floating rate notes based upon the London Interbank Offered Rate ("LIBOR"), the Company entered into interest rate swap transactions.

Issued Senior Secured and Senior Subordinated Secured Floating Rate Notes for $200.0 million and $250.0 million, due March 15, 2005 and September 15, 2005, respectively. These notes are collateralized by a portfolio of investments, primarily senior bank debt valued at $441.0 million. Senior bank debt consists of interests in senior corporate debt, including term loans, revolving loans and other corporate debt.

Amended the $2.0 billion revolving credit facility to increase the aggregate commitment of banks thereunder to $2.8 billion, of which $1.7 billion may be unsecured. At year-end 1998, no borrowings were outstanding under this agreement.

Repaid the $325.0 million senior subordinated revolving credit agreement and terminated the related credit facility.

1997
----

Borrowed an additional $118.5 million under its senior subordinated revolving credit agreement and extended the maturity date to January 30, 2000. Interest is based on LIBOR and was 6.69% at year-end 1997 and 6.38% at year-end 1996.

Established a $300.0 million Medium-Term Note program. At year-end 1997, $200.0 million was outstanding with a weighted average interest rate of 6.48%. To convert $190.0 million of such fixed rate notes into floating rate notes based upon LIBOR, the Company entered into interest rate swap transactions. At year-end 1997, the weighted average effective interest rate on these notes was
6.08 %.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

Established a $1.0 billion senior or subordinated debt securities shelf registration, under which up to $500.0 million can be offered as Medium-Term Notes due nine months or more from the date of issuance. At year-end 1997, notes outstanding under this registration included $150.0 million at a fixed rate of 6.90% and $100.0 million at a floating rate of 6.28% based upon LIBOR. Using interest rate swaps, these floating rate notes were converted into fixed rate notes at 6.94%.

Issued $350.0 million of Global Floating Rate Notes with interest at a floating rate equal to LIBOR plus 0.25%. These notes mature in 2002 and can be redeemed by the Company in whole or in part on any interest payment date on or after September 2000.

Completed a shelf registration to offer up to $300.0 million of senior or subordinated debt securities or preferred stock.

Repaid in full $88.0 million 7.88% Medium-Term Notes plus accrued interest.

Replaced several individual credit facilities aggregating $1.9 billion with a $2.0 billion revolving credit facility, of which $1.0 billion may be unsecured. At year-end 1997, no borrowings were outstanding under this agreement.

6.       Income Taxes
         ------------

Income taxes included in the consolidated statements of income include the following:


                                                          December 31,       December 31,        December 31,
                                                             1998                1997                1996
                                                          ---------------------------------------------------
                                                                           (In thousands)
Current:
   U.S. Federal....................................         $ 128,980         $  299,091           $ 222,225
   Foreign.........................................            45,701             25,131              16,045
   State and local.................................            27,076             62,861              64,252
                                                          -----------        -----------         -----------
Total current......................................           201,757            387,083             302,522
                                                           ----------         ----------          ----------

Deferred:
   U.S. Federal....................................            19,019           (117,622)            (88,970)
   State and local.................................             8,924            (16,611)            (31,052)
                                                          -----------       ------------         -----------
Total deferred.....................................            27,943           (134,233)           (120,022)
                                                           ----------        -----------          ----------

Total provision for income taxes...................         $ 229,700         $  252,850           $ 182,500
                                                            =========         ==========           =========

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

The following summarizes the difference between the "expected" tax provision, which is computed by applying the statutory tax rate to income before provision for income taxes, and the effective provision for income taxes, which is computed by using the effective tax rate:


                                          1998                            1997                           1996
                                   ------------------             -------------------             ------------------
                                                 Percent                           Percent                        Percent
                                                    of                              of                              of
                                                 Pre-tax                         Pre-tax                         Pre-tax
                                  Amount          Income          Amount          Income          Amount          Income
                                  ------          ------          ------          ------          ------          ------
                              (In thousands)                  (In thousands)                  (In thousands)
 Computed "expected"
   tax provision...........       $ 210,175        35.0%          $ 231,385        35.0%          $ 165,830         35.0%
 Non-taxable income
   and expense items.......          (3,875)       (0.6)             (8,598)       (1.3)             (4,910)        (1.1)
 State and local  taxes,
   net of related Federal
   income tax benefit......          23,400         3.9              30,063         4.5              21,580          4.6
                                -----------       --------      -----------      --------       -----------        -----

Provision for income taxes..      $ 229,700        38.3%          $ 252,850        38.2%          $ 182,500         38.5%
                                  =========       ======          =========       ======          =========         =====


Deferred tax assets and deferred tax liabilities are generated by the following temporary differences:

                                                       1998               1997
                                                     ----------       ----------
                                                           (In thousands)
   Deferred tax assets:
        Inventory................................   $    1,633      $    6,657
        Investments..............................       45,690          35,617
        Other liabilities and accrued expenses...      523,476         517,673
        Office facilities........................        8,892           4,552
   Deferred tax liabilities:
        Investments..............................      (45,858)        (31,458)
        Office facilities........................      (42,243)        (12,584)
        Other....................................       (1,947)         (2,871)
                                                    ----------      -----------

   Net deferred tax asset........................    $ 489,643       $ 517,586
                                                     =========       =========

Management has determined that taxable income from carryback years and anticipated future reversals of existing taxable temporary differences are sufficient to offset the tax benefit of deductible temporary differences. As a result, at year-end 1998 and 1997, valuation allowances have not been recorded against deferred tax assets. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. However, if estimates of future taxable income during the carryforward period are reduced, the amount of the deferred tax assets considered realizable could also be reduced.

In 1998, 1997 and 1996, respectively, the Company paid $101.3 million, $293.8 million and $267.5 million in federal income taxes including $4.1 million, $18.6 million and $267.5 million of federal income tax equivalents paid to Equitable.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

7.       Net Capital
         -----------

The Company's wholly owned principal subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") is a registered broker-dealer, a registered futures commission merchant and member firm of The New York Stock Exchange, Inc. (the "NYSE"). Accordingly, DLJSC is subject to the minimum net capital requirements of the Securities and Exchange Commission, the NYSE and the Commodities Futures Trading Commission. As such, it is also subject to the NYSE's net capital rule, which conforms to the Uniform Net Capital Rule under rule 15c3-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds, whichever is greater. If a member firm's capital is less than four percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm's net capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. At December 31, 1998, DLJSC's net capital of approximately $1.2 billion was 20 percent of aggregate debit balances and exceeded the minimum requirement by approximately $1.1 billion.

Certain of the Company's London-based broker-dealer subsidiaries are subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established under the United Kingdom Financial Services Act of 1986. Other U.S. and foreign broker-dealer subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At December 31, 1998 and 1997, the Company and its broker-dealer subsidiaries complied with all applicable regulatory capital adequacy requirements.

8.       Derivative Financial Instruments
         --------------------------------

The Company enters into certain contractual agreements referred to as derivatives or off-balance sheet financial instruments primarily to provide products for its clients. Under these agreements, the Company performs the following activities: writes over-the-counter ("OTC") options to accommodate customers' needs; trades in forward contracts in U.S. government and agency issued or guaranteed securities; trades in futures contracts on equity-based indices, interest rate instruments and currencies; enters into swap transactions to manage foreign currency, interest rate and equity risks; and issues structured products based on emerging market financial instruments and indices. The Company is not significantly involved in commodity derivative instruments.

Options
-------

The Company writes option contracts specifically designed to meet customers' needs. Since the Company, not its counterparty, is obligated to perform, the options do not expose the Company to credit risk. At the beginning of the contract period, the Company receives a cash premium. During the contract period, the Company bears the risk of unfavorable changes in the value of the financial instruments underlying the options ("market risk"). To cover this market risk, the Company purchases or sells cash or derivative financial instruments on a proprietary basis. Such purchases and sales may include debt and equity securities, forward and futures contracts and options. The counterparties to these purchases and sales are reviewed to determine whether they are creditworthy. Future cash requirements for options written equal the fair value of the options. Option contracts are typically written for a duration of less than 13 months and are included in the consolidated statements of financial condition at fair value.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

The notional (contract) value, or the market value for cash instruments, of the written options was $5.1 billion at year-end 1998 and $5.4 billion at year-end 1997. These options contracts were covered by the following financial instruments:
                                                         December 31,
                                                      1998          1997
                                                      ----          ----
                                                       (In millions)
         U.S. government, mortgage-backed
              Securities and options thereon......  $ 3,396       $ 3,773
         Foreign sovereign debt securities........       89            73
         Forward rate agreements..................       38             -
         Futures contracts........................       76           219
         Equities and other.......................    1,545         1,340
                                                   --------      --------

                    Total.........................  $ 5,144       $ 5,405
                                                    =======       =======

The trading revenues from writing options (net of related interest expense) were approximately $79.2 million, $84.9 million and $71.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. The fair value of certain written options is measured by the unamortized premiums and the intrinsic value determined from various pricing sources. The average fair value of the options was approximately $304.3 million for 1998 and $223.3 million for 1997. The fair value of the options was approximately $397.1 million at year-end 1998 and $196.4 million at year-end 1997.

Forwards and Futures
--------------------

The Company enters into forward purchases and sales contracts for mortgage-backed securities and foreign currencies. In addition, the Company enters into futures contracts on equity-based indices, foreign currencies and other financial instruments as well as options on futures contracts. Forward and futures contracts are treated as off-balance sheet items. Market risk is the price movement on the notional value of the contracts.

For forward contracts, cash is generally not required at inception; cash equal to the notional value on the contract is required at settlement. For futures contracts, the original margin is required in cash at inception; cash equal to the daily change in market value is required at settlement.

Since forward contracts are subject to the financial reliability of the counterparty, the Company is exposed to credit risk. To monitor this credit risk, the Company limits transactions with specific counterparties, reviews credit limits and adheres to internally established credit extension policies. For futures contracts and options on futures contracts, the change in the market value is settled with the exchanges in cash each day. As a result, the credit risk with the futures exchange is limited to the net positive change in the market value for a single day.

The Company generally enters into forward and futures transactions for periods of 90 days or less. The remaining maturities for all forwards and futures are less than 13 months.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES


                                                                                       December 31,
Off-balance sheet values:                                                           1998          1997
                                                                                    ----          ----
                                                                                       (In millions)
Forward Contracts:
     Purchased at notional (contract) value..........................             $ 41,254      $ 18,366
     Sold at notional (contract) value...............................             $ 39,767      $ 27,028

Futures Contracts and Options on Futures Contracts:
     Purchased at market value.......................................             $   1,184     $     988
     Sold at market value............................................             $   1,607     $   2,767

                                                                                       December 31,
Values included in the consolidated financial statements:                           1998          1997
                                                                                    ----          ----
                                                                                       (In millions)
Forward Contracts:
     Average fair values included in liabilities during the year...........       $       2     $       2
     Unrealized gains included in total assets at year-end.................       $     263     $      56
     Unrealized losses included in total liabilities at year-end...........       $     269     $      50

Futures Contracts:
     Average fair values included in (liabilities) assets during the year..       $     (23)    $       1
     Unrealized gains included in total assets at year-end.................       $       4     $       -
     Unrealized losses included in total liabilities at year-end...........       $       1     $       2



Average fair values were computed using month-end averages. For forward contracts, the fair values are estimated based on dealer quotes, pricing models or quoted prices for financial instruments with similar characteristics. For futures contracts, the fair values are measured by reference to quoted market prices.

Net trading gains (losses) on forward contracts were $7.0 million, $(5.1) million and $39.0 million and net trading gains (losses) on futures contracts were $(86.0) million, $(24.0) million and $8.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Swaps
-----

The notional (contract) value of swap agreements, consisting primarily of interest rate and equity swaps, was approximately $8.0 billion and $686.9 million at December 31, 1998 and December 31, 1997, respectively. The notional or contract amounts indicate the extent of the Company's involvement in the derivative instruments noted above. They do not measure the Company's exposure to market or credit risk and do not represent the future cash requirements of such contracts.

9.       Financial Instruments With Off-Balance Sheet Risk
         -------------------------------------------------

In the normal course of business, the Company's customer, trading and correspondent clearance activities include executing, settling and financing various securities and financial instrument transactions. To execute these transactions, the Company purchases and sells (including "short sales") securities, writes options, and purchases and sells forward contracts for mortgage-backed securities and foreign currencies and financial futures contracts. If the customer or counterparty to the transaction is unable to fulfill its contractual obligations, and margin requirements are not sufficient to cover losses, the Company may be exposed to off-balance sheet risk. In these situations, the Company may be required to purchase or sell financial instruments at prevailing market prices, which may not fully cover the obligations of its customers or counterparties. This risk is limited by requiring customers and counterparties to maintain margin collateral that complies with regulatory and internal guidelines. Additionally, with respect to the Company's correspondent clearance activities, introducing correspondent brokers are required to guarantee the performance of their customers to meet contractual obligations.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

As part of the Company's financing and securities settlement activities, the Company uses securities as collateral to support various secured financing sources. If the counterparty does not meet its contracted obligation to return securities used as collateral, the Company may be exposed to the risk of reacquiring the securities at prevailing market prices to satisfy its obligations. The Company controls this risk by monitoring the market value of securities pledged each day and by requiring collateral levels to be adjusted in the event of excess market exposure. As of December 31, 1998, pledged securities with a market value of approximately $2.1 billion are used as collateral for securities borrowed with a market value of approximately $2.1 billion. In accordance with industry practice, these securities borrowed and pledged are not reflected in the consolidated statements of financial condition.

The Company enters into forward contracts under which securities are delivered or received in the future at a specified price or yield. If counterparties are unable to perform under the terms of the contracts or if the value of securities and interest rates changes, the Company is exposed to risk. Such risk is controlled by monitoring the market value of the securities contracted for each day and by reviewing the creditworthiness of the counterparties. The settlement of these transactions is not expected to have a material adverse effect on the Company's consolidated financial statements.

Risks associated with letters of credit, guarantees and underwriting commitments are not significant.

10.      Concentrations of Credit Risk
         -----------------------------

As a securities broker and dealer, the Company is engaged in various securities trading and brokerage activities servicing a diverse group of domestic and foreign corporations, governments, and institutional and individual investors. A substantial portion of the Company's transactions is executed with and on behalf of institutional investors including other brokers and dealers, mortgage brokers, commercial banks, U.S. government agencies, mutual funds and other financial institutions. These transactions are generally collateralized. Credit risk is the amount of accounting loss the Company would incur if a counterparty failed to perform its obligations under contractual terms and the collateral held, if any, was deemed insufficient. This credit risk can be directly affected by volatile securities markets, credit markets and regulatory changes. To establish exposure limits for a variety of transactions, all counterparties are reviewed regularly. In certain cases, specific transactions are analyzed to determine the amount of potential exposure that could arise, and the counterparty's credit is reviewed to determine whether it supports such exposure. The Company also analyzes market movements that could affect exposure levels. To set trading limits, the Company considers the following four factors: the settlement method; the time it will take for a trade to settle (i.e., the maturity of the trade); the volatility that could affect the value of the securities involved in the trade; and the size of the trade. The Company actively manages the credit exposure relating to its trading activities by entering into master netting agreements when feasible; monitoring the creditworthiness of counterparties and the related trading limits on an ongoing basis; requesting additional collateral when deemed necessary; diversifying and limiting exposure to individual counterparties and geographic locations; and limiting the duration of exposure. In certain cases, the Company may also close out transactions or assign them to other counterparties.

The Company's customer securities activities are transacted either in cash or on a margin basis, in which the Company extends credit to the customer. The Company seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral to comply with various regulatory and internal guidelines. Each day, the Company monitors required margin levels and requires customers to deposit additional collateral, or reduce positions, when necessary.

11.      Preferred Securities
         --------------------

In 1996, the Company and its wholly owned trust, DLJ Capital Trust I (the "Trust"), completed an offering of $200.0 million of the Trust's 8.42% mandatorily redeemable preferred securities. The Trust exists for the sole purpose of issuing preferred securities and common securities and investing the proceeds in an equivalent amount of junior subordinated debentures of the Company. At December 31, 1998 and 1997,

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES the only assets of the Trust were $200.0 million of 8.42% Junior Subordinated Debentures of the Company due 2046. The Junior Subordinated Debentures are redeemable by the Company, in whole or in part, on or after August 31, 2001. The Trust must redeem its preferred securities having an aggregate liquidation amount equal to the aggregate principal amount of junior subordinated debentures redeemed.

To the extent the Company has made principal and interest payments on the Junior Subordinated Debentures, the Company guarantees payment to the holders of the preferred securities issued by the Trust. The Company has issued a full and unconditional guarantee of the Trust's obligations under the preferred securities of the Trust.

12.      Stockholders' Equity
         --------------------

In January 1998, under a shelf registration statement filed previously, the Company issued 3.5 million shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series B, with a liquidation preference of $50.00 per share ($175.0 million aggregate liquidation value). Dividends on the preferred stock are cumulative and payable quarterly at 5.30% per annum through January 2003, subject to adjustment in later years. The preferred stock is redeemable, in whole or in part, at the option of the Company, on or after January 15, 2003.

In 1998 and 1997, respectively, approximately 4.4 million and 1.8 million restricted stock units ("RSU's") vested and were converted into common stock from the Company's authorized and unissued shares. Approximately 3.0 million of these shares were deposited in a grantor trust pursuant to the Executive Deferred Compensation Plan, which was effective January 1, 1997. In October 1998, approximately 1.8 million of such shares were distributed by the trust to employees.

In July 1998, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested" ("EITF 97-14"). Under EITF 97-14, assets of the trust should be consolidated with those of the employer and the value of the employer's stock held in the rabbi trust should be classified in stockholders' equity in a manner similar to Treasury Stock. The Company adopted EITF 97-14 as of September 30, 1998. At December 31, 1998, approximately 1.2 million shares of the Company's stock are included in the rabbi trust. The shares and the corresponding liability to employees are shown as components of stockholders' equity in the Company's consolidated statements of financial condition.

In July 1998, the Company sold an aggregate of five million shares of newly issued common stock to its parent companies, Equitable and AXA for $300.0 million in a transaction exempt from the registration requirements of the Securities Act. As a result, Equitable and its affiliates' beneficial ownership of the Company increased to approximately 73 percent on an undiluted basis.

In 1997, the Company exercised its option to redeem all of the outstanding convertible debentures issued in connection with the acquisition of a London based financial advisory firm. As a result, the holders of such debentures elected to convert such debentures into an aggregate of 1,370,408 shares of common stock of the Company.

In 1996, the Company issued 4.0 million shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series A, with a liquidation preference of $50.00 per share. Dividends on the preferred stock are cumulative and payable quarterly at 5.94% per annum through November 30, 2001. Thereafter, the dividend rate will be adjusted, based on various indices, to be at least 6.44% but less than 12.44%. The preferred stock is redeemable, in whole or in part, at the option of the Company, on or after November 30, 2001. At December 31, 1998 and 1997, 4.0 million shares of such preferred stock were authorized, issued and outstanding.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

13.      Earnings per Share
         ------------------

Basic and diluted earnings per common share amounts are calculated by dividing earnings applicable to common shares (net income less preferred dividends) by the weighted average common shares outstanding. Diluted earnings per common share also include the dilutive effects of shares of common stock issuable under the Restricted Stock Unit Plan, and options and convertible debt under the treasury stock method and "if-converted" method, respectively. In February 1998, approximately 4.4 million RSU's vested and were converted into the Company's common stock; this transaction is included in the calculation of earnings per common share. All earnings per share amounts have been restated for the effect of the stock split.

The numerators and denominators of the basic and diluted earnings per common share computations include the following reconciling items:


                                         December 31,                 December 31,                 December 31,
                                             1998                         1997                         1996
                                         ------------                 ------------                 ------------
                                    Income         Shares        Income         Shares         Income        Shares
                                    ------         ------        ------         ------         ------        ------
                                                                     (in thousands)
 Basic EPS
 Earnings applicable to common
   shares......................     $ 349,490      119,260        $  396,106       110,318      $ 272,647    106,600

 Effect of Dilutive Securities
   Restricted stock units......             -        2,348                 -         7,046              -     10,304
   Stock options...............             -       10,372                 -         7,660              -      1,808
   Convertible debt............                                          308           474              -           -
                                 ------------- -------------  --------------   ----------- --------------------------

Diluted EPS.....................    $ 349,490      131,980        $  396,414       125,498      $ 272,647    118,712
                                    =========     ========        ==========     =========      =========   ========

14.      Employee Compensation and Benefit Plans
         ---------------------------------------

1996 Incentive Compensation Plan
--------------------------------
Awards under the 1996 Incentive Compensation Plan (the "Incentive Plan") are determined by the Compensation and Management Committee of the Board of Directors (the "Compensation Committee"). The Incentive Plan creates short-term and long-term award pools for key employees of the Company. Short-term award pools are for a performance period up to two years and are based on 10% of pre-tax earnings, as defined. Long-term award pools are for a performance period of three to ten years and are based on a percentage of pre-tax earnings that varies with the Company's average return on common equity during the performance period. Participants may receive awards in cash, options, shares or restricted stock units; however, stock-based payments are limited to a total of
17.6 million shares. Under certain circumstances participants may defer the receipt of part or all of any award. Each unit granted under the Plan is equal to a percentage interest in the long-term award pool. The units vest at the rate of 33 1/3% per year during the performance period. During 1997, the Compensation Committee authorized a long-term award pool for the performance period from January 1, 1997 to December 31, 1999. For the years ended December 31, 1998, 1997 and 1996, the amount charged to expense was $165.5 million, $185.5 million and $190.5 million, respectively.

1995 Restricted Stock Unit Plan
-------------------------------
In 1995, the Company adopted the 1995 Restricted Stock Unit Plan (the "Plan"). Each RSU granted under the Plan represents the right to receive a share of common stock under certain circumstances. These RSU's may be forfeited in certain circumstances and vest annually in specified proportions from February 1997 through February 2000. RSU's that are forfeited will become available for subsequent grants. Under the Plan, 10,358,294 units were granted. As of December 31, 1998, 212,954 RSU's were forfeited and 8,063,104 RSU's vested and were converted to common stock from the Company's authorized and unissued shares.

Stock Option Plans
------------------
In 1995, the Company adopted the 1995 and 1996 Stock Option Plans. Under the 1995 Stock Option Plan, options were granted to certain employees to purchase an aggregate of 18,337,356 shares of Common Stock (the maximum allowable under the 1995 Stock Option Plan) with an exercise price of $13.50. The options may be forfeited in certain circumstances, vested in equal installments in February 1997 and February 1998, and are exercisable for up to ten years from the date of the grant. Options that are forfeited under the 1995 Stock Option Plan will become available for subsequent grant under the 1996 Stock Option Plan.

Under the 1996 Stock Option Plan (the "1996 Plan") options are available to purchase a maximum of 17,579,702 shares of Common Stock, exclusive of forfeitures from the 1995 Stock Option Plan. The options are exercisable for up to ten years from the date of grant, may be forfeited in certain circumstances, and vest in four equal annual installments starting one year after the date of grant. Options that are forfeited under the 1996 Plan become available for subsequent grant under that plan.

In 1996, the Company adopted the Non-Employee Directors Stock Plan (the "Stock Plan") to provide equity compensation to the Company's non-employee directors. Under the Stock Plan, stock options are granted at a price equal to the fair value of the stock at the date of grant. The options are exercisable for up to 10 years from the date of grant and vest in four equal annual installments starting one year from the date of grant. Under the Stock Plan, 200,000 shares are issuable. Any shares issued under the Stock Plan will reduce the number of shares issuable under the 1996 Plan.


The following summarizes the stock option activity for all plans:                              Weighted Average
                                                                               Options          Exercise Price
                                                                               -------          --------------
Outstanding at December 31, 1995.......................................       18,337,356          $ 13.50
                                                                             -----------          -------

Granted................................................................        4,268,000          $ 16.27
Forfeited..............................................................         (344,692)         $ 13.50
                                                                           -------------          -------

Outstanding at December 31, 1996.......................................       22,260,664          $ 14.03
                                                                             -----------          -------

Granted................................................................        6,431,668          $ 30.54
Forfeited..............................................................         (133,866)         $ 16.01
Exercised..............................................................         (296,370)         $ 13.76
                                                                            ------------          -------

Outstanding at December 31, 1997.......................................       28,262,096          $ 17.78
                                                                             -----------          -------

Granted................................................................        1,508,489          $ 38.59
Forfeited..............................................................          (60,000)         $ 17.31
Exercised..............................................................       (1,458,366)         $ 14.91
                                                                            ------------          -------

Outstanding at December 31, 1998.......................................       28,252,219          $ 19.04
                                                                             ===========          =======


The following summarizes information related to stock options outstanding at December 31, 1998:


                                                            Weighted Average       Weighted Average
       Exercise Prices             Number Outstanding       Exercise Price        Remaining Life (Years)
       ---------------             ------------------       --------------        ----------------------
        $13.50-25.99                     22,268,858               $ 14.59                   7.1
        $26.00-38.99                      5,048,672               $ 33.94                   8.8
        $39.00-52.875                       934,689               $ 44.65                   9.4
                                      -------------               -------                   ---

            Total                        28,252,219               $ 19.04                   7.5
                                         ==========               =======                   ===

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

At December 31, 1998, 21,378,671 options were exercisable at prices ranging from $13.50 to $38.00. The weighted average exercise price of such options was $15.05. At December 31, 1997, there were 9,885,382 options exercisable at exercise prices ranging from $13.50 to $17.99. The weighted average exercise price of these options was $13.79. At December 31, 1996, no options were exercisable.

The Company accounts for its stock option plans in accordance with APB Opinion No. 25 and, accordingly, does not recognize any compensation cost associated with such plans in the consolidated financial statements. If the Company had calculated compensation cost under SFAS No. 123 (based on the fair value at the grant date), the Company would have reported the following net income and earnings per common share:

                                                                          1998          1997           1996
                                                                          ----          ----           ----
     Net income (in thousands)                   As reported         $   370,800    $   408,250  $    291,300
                                                 Pro forma           $   349,700    $   388,000  $    273,700

     Basic earnings per common share             As reported         $      2.93   $       3.59  $       2.56
                                                 Pro forma           $      2.75   $       3.41  $       2.40

     Diluted earnings per common share           As reported         $      2.65   $       3.16  $       2.30
                                                 Pro forma           $      2.49   $       3.00  $       2.18



The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. For options granted during 1998, 1997 and 1996, respectively, the Company used the following weighted average assumptions: dividend yield of 0.69%, 0.86% and 1.54%; expected volatility of 40%, 33% and 25%; risk-free interest rates of 5.53%, 5.96% and 6.07%; and an expected life of five years for all grants. The weighted average fair value per share of options granted during 1998, 1997 and 1996 was $16.27, $10.81, and $4.03, respectively.

Other Plans
-----------
The Company has a defined contribution employee benefit plan covering substantially all of the Company's full-time and certain qualified part-time employees. Company contributions to this plan are determined by the Board of Directors of the Company annually and were $9.6 million, $9.6 million and $7.4 million for 1998, 1997 and 1996, respectively.

Certain key employees of the Company also participate in the following deferred compensation arrangements: equity investments in selected merchant banking activities of the Company funded by deferred compensation; certain non-funded, non-qualified deferred compensation plans that include managed investments; and other non-qualified plans that are funded by the Company with insurance contracts.

15.      Leases, Commitments and Contingent Liabilities
         ----------------------------------------------

The Company leases office space and equipment under cancelable and non-cancelable lease agreements that expire on various dates through 2021. Rent expense for the years ended December 31, 1998, 1997 and 1996 was $115.6 million, $89.9 million and $76.6 million, respectively. Sublease revenue was $0.1 million for each of the years ended December 31, 1998 and 1997 and $1.0 million for the year ended December 31, 1996.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

At December 31, 1998, non-cancelable leases in excess of one year, excluding sublease revenue, escalation and renewal options had the following minimum lease commitments:

                   Period
                   ------                              (In thousands)

                     1999............................   $    116,947
                     2000............................        109,589
                     2001............................        106,680
                     2002............................        107,463
                     2003............................        104,923
                     2004-2021.......................      1,573,867
                                                        ------------

                            Total....................    $ 2,119,469
                                                         ===========

In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such underwriting commitments that were open at December 31, 1998, and were subsequently settled, had no material effect on the consolidated financial statements. The Company also issues letters of credit for which it is contingently liable for $657.5 million and $244.0 million at December 31, 1998 and 1997, respectively.

The Company has outstanding commitments, expiring on March 16, 2000, to finance $150.0 million to third parties to be secured by mortgage loans on real estate properties. At December 31, 1998, unfunded commitments outstanding under this facility amounted to $74.0 million. In addition, the Company enters into commitments to extend credit to non-investment grade borrowers in connection with the origination and syndication of senior bank debt. At December 31, 1998, unfunded senior bank loan commitments outstanding were $589.5 million.

At December 31, 1998, the Company has commitments of $718.0 million to invest on a side-by-side basis with merchant banking partnerships.

16.      Industry Segment and Geographic Area Data
         -----------------------------------------

In 1998 and prior years, the Company operated in three principal segments in the financial service industry: Banking Group, Capital Markets Group and Financial Services Group. Such segments are managed separately based on types of products and services offered and their related client bases. The Company evaluates the performance of its segments based primarily on income before income taxes.

o The Banking Group raises and invests capital and provides financial advice to companies throughout the U.S. and abroad. Through this group, the Company manages and underwrites public offerings of securities, arranges private placements, provides client advisory and other services, pursues direct investments in a variety of areas and provides venture capital to institutional investors.

o The Capital Markets Group trades, conducts research on, originates and distributes equity and fixed-income securities, and places private equity investments.

o The Financial Services Group provides a broad array of services to individual and high-net-worth investors and the financial intermediaries that represent them, including correspondent brokerage services, online investment services, research and trading services, cash management and investment advisory services.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

For internal management reporting, the Company allocates certain revenues to its operating segments in excess of the amount realized on the related transactions. Such excess amounts are eliminated in consolidation. The Company also allocates to segments a pro rata share of amounts for leased facilities, equipment and certain general overhead expenses based upon specified amounts, usage criteria or agreed rates, and allocates interest expense based upon capital utilization at rates that approximate market. All other accounting policies of the segments are the same as those described in the summary of significant accounting policies.


                                                        Capital        Financial
                                          Banking       Markets         Services     Elimination
                                           Group         Group           Group         and Other         Total
                                           -----         -----           -----         ---------         -----
                                                                  (in millions)
December 31, 1998:
------------------
Net revenues from external sources   $   1,488.00    $   1,139.10     $   979.00   $   (388.20)     $   3,217.90
                                     ------------    ------------   ------------   -----------      ------------
Net intersegment revenues ........              -            (3.9)          54.2         (50.3)              0.0
                                     ------------    ------------   ------------   -----------      ------------
Net interest revenue .............           (1.2)          138.1          215.2         381.2             733.3
                                     ------------    ------------   ------------   -----------      ------------
Depreciation and amortization ....           19.2            27.8           31.5           9.6              88.1
                                     ------------    ------------   ------------   -----------      ------------
Income before income taxes .......          415.8           190.8          185.6        (191.7)            600.5
                                     ------------    ------------   ------------   -----------      ------------

Segment assets ...................   $   1,132.10    $  48,378.50   $  19,925.00   $  2,846.60      $  72,282.20
                                     ------------    ------------   ------------   -----------      ------------
Expenditures for long-lived assets   $      37.40    $      26.9    $      77.3    $     12.2       $     153.8
                                     ------------    ------------   ------------   -----------      ------------

December 31, 1997:
------------------
Net revenues from external sources   $   1,216.70    $   1,156.70   $     793.60   $   (178.40)     $   2,988.60
                                     ------------    ------------   ------------   -----------      ------------
Net intersegment revenues ........            1.3             0.7           46.0         (48.0)              0.0
                                     ------------    ------------   ------------   -----------      ------------
Net interest revenue .............            2.2           104.8          169.3         222.4             498.7
                                     ------------    ------------   ------------   -----------      ------------
Depreciation and amortization ....             15              21           16.6           7.5              60.1
                                     ------------    ------------   ------------   -----------      ------------
Income before income taxes .......          381.9           319.4          157.6        (197.8)            661.1
                                     ------------    ------------   ------------   -----------      ------------

Segment assets ...................   $      709.6    $  47,950.10   $  18,124.30   $  3,721.80      $  70,505.80
                                     ------------    ------------   ------------   -----------      ------------
Expenditures for long-lived assets   $       68.7    $       44.0   $       83.1   $      28.2      $      224.0
                                     ------------    ------------   ------------   -----------      ------------

December 31, 1996:
------------------
Net revenues from external sources   $     841.40    $     964.40   $     680.40   $    (69.70)     $   2,416.50
                                     ------------    ------------   ------------   -----------      ------------
Net intersegment revenues ........            0.8            (1.1)          32.5         (32.2)              0.0
                                     ------------    ------------   ------------   -----------      ------------
Net interest revenue .............           11.2           105.1          114.7           110             341.0
                                     ------------    ------------   ------------   -----------      ------------
Depreciation and amortization ....            8.5            18.3           20.2           5.9              52.9
                                     ------------    ------------   ------------   -----------      ------------
Income before income taxes .......          265.9           271.0          142.2        (205.3)            473.8
                                     ------------    ------------   ------------   -----------      ------------

Segment assets ...................   $     416.90    $  42,104.20   $   8,903.80   $  4,078.80      $  55,503.70
                                     ------------    ------------   ------------   -----------      ------------
Expenditures for long-lived assets   $       16.9    $       21.7   $       43.4   $      60.6      $      142.6
                                     ------------    ------------   ------------   -----------      ------------

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

The Company ceased its proprietary trading in emerging markets in September 1998 and eliminated the bulk of its trading positions during the fourth quarter of 1998. As a result of this and a subsequent reorganization, the activities of the Emerging Markets Group are included in the Elimination and Other column in the above table. Related net revenues from external sources were $5.0 million, $117.8 million and $109.9 million and earnings (losses) before income taxes were $(58.7) million, $32.5 million and $28.1 million for 1998, 1997 and 1996, respectively. The related assets were $1,124.2 million, $2,680.3 million and $3,565.8 million at December 31, 1998, 1997 and 1996, respectively.

The following is a reconciliation of the Company's reported segment revenues, income before provision for income taxes and segment assets to the Company's consolidated totals:


                                                            December 31,       December 31,       December 31,
                                                                1998               1997               1996
                                                         ----------------------------------------------------------
                                                                               (in millions)
Revenues:

Total net revenues for reported segments.............         $ 4,008.5          $ 3,491.3          $ 2,749.4
All other revenues...................................             148.7              166.2              147.7
Consolidation/elimination (1)........................            (206.0)            (170.2)            (139.6)
                                                            -----------        -----------        ------------

   Total consolidated net revenues...................         $ 3,951.2          $ 3,487.3          $ 2,757.5
                                                              =========          =========          =========

Income before provision for income taxes:

Total income for reported segments.....................      $    792.2         $    858.9           $  679.1
All other income (losses)..............................            46.0              (25.7)             (69.6)
Consolidation/elimination (1)..........................          (237.7)            (172.1)            (135.7)
                                                            -----------         ----------          ----------

   Total income before provision for income taxes......      $    600.5         $    661.1           $  473.8
                                                             ==========         ==========           ========

Segment assets:

Total assets for reported segments.....................      $ 69,435.6         $ 66,784.0         $ 51,424.9
All other assets.......................................         2,717.8            4,026.6            4,151.1
Consolidation/elimination (1)..........................           128.8             (304.8)             (72.3)
                                                           ------------      -------------     --------------

   Total segment assets................................      $ 72,282.2         $ 70,505.8         $ 55,503.7
                                                             ==========         ==========         ==========

(1) Consolidation/elimination represents intercompany accounts/intersegment revenue-sharing arrangements that are eliminated in consolidation.

The Company's principal operations are located in the United States. The Company maintains offices in Europe, Latin America and Asia, with the majority of business done through the London offices. The following are net revenues by geographic region:


                                                            December 31,       December 31,       December 31,
                                                                1998               1997               1996
                                                         ----------------------------------------------------------
                                                                               (in millions)
United States..........................................         $ 3,623.9          $ 3,116.2          $ 2,474.3
Emerging markets.......................................               5.0              117.8              109.9
Other foreign..........................................             322.3              253.3              173.3
                                                              -----------        -----------        -----------

      Total............................................        $  3,951.2          $ 3,487.3          $ 2,757.5
                                                               ==========          =========         ==========

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

The following are long-lived assets by geographic region:

United States........... $ 384.7            $ 356.3            $ 277.2
Foreign.................   128.0               98.9               14.2
                        --------          ---------          ---------

      Total............. $ 512.7            $ 455.2            $ 291.4
                         =======            =======            =======

17.       Legal Proceedings
          -----------------

The Company has been named as a defendant in a number of actions relating to its various businesses including various civil actions and arbitrations arising out of its activities as a broker-dealer in securities, as an underwriter and as an employer and arising out of alleged employee misconduct. From time to time, the Company is also involved in proceedings with, and investigations by, government agencies and self-regulatory organizations. Some of the actions have been brought on behalf of various classes of claimants and seek damages of material or indeterminate amounts. Although the ultimate outcome of litigation involving the Company cannot be predicted with certainty, after reviewing these actions with its counsel, management believes it has meritorious defenses to all such actions and intends to defend each of these vigorously.

Although there can be no assurance that such actions, proceedings, investigations and litigation will not have a material adverse effect on the results of operations of the Company in any future period, depending in part on the results for such period, in the opinion of management of the Company, based upon advice of counsel, the ultimate resolution of such actions, proceedings, investigations and litigation against the Company will not have a material adverse effect on the consolidated financial condition and/or results of operations of the Company; except that, for the four actions described below, based upon information currently available to it, management cannot predict whether or not such litigation will have a material adverse effect on the Company's results of operations in any particular period.

Beginning on March 25, 1991, Dayton Monetary Associates and Charles Davison, along with more than 200 other plaintiffs, filed several complaints against DLJSC and a number of other financial institutions and several individuals in the U.S. District Court for the Southern District of New York. The plaintiffs allege that DLJSC and other defendants violated civil provisions of RICO by inducing plaintiffs to invest over $40 million during the years 1978 through 1982 in The Securities Groups, a number of tax shelter limited partnerships. The plaintiffs seek recovery of the loss of their entire investment and an approximately equivalent amount of tax-related damages. Judgments for damages under RICO are subject to trebling. Discovery is complete. DLJSC's motions for summary judgments were denied in April 1998. Trial has been scheduled for May 17, 1999. DLJSC believes that it has meritorious defenses to the complaints and is contesting the suits vigorously.

In October 1995, DLJSC was named as a defendant in a purported class action filed in a Texas State Court on behalf of the holders of $550.0 million principal amount of subordinated redeemable discount debentures of National Gypsum Corporation ("NGC") canceled in connection with a Chapter 11 plan of reorganization for NGC consummated in July 1993. The State Court named plaintiff also filed an adversary proceeding in the U.S. Bankruptcy Court for the Northern District of Texas seeking a declaratory judgment that the confirmed NGC plan of reorganization does not bar the class action claims. Subsequent to the consummation of NGC's plan of reorganization, NGC's shares traded for values substantially in excess of, and in 1995 NGC was acquired for a value substantially in excess of, the values upon which NGC's plan of reorganization was based. The two actions arise out of DLJSC's activities as financial advisor to NGC in the course of NGC's Chapter 11 reorganization proceedings. The class action complaint alleges that the plan of reorganization submitted by NGC was based upon projections by NGC and DLJSC which intentionally understated forecasts, and provided misleading and incorrect information to hide NGC's true value and that defendants breached their fiduciary duties by, among other things, providing

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES false, misleading or incomplete information to deliberately understate the value of NGC. The class action complaint seeks compensatory and punitive damages purportedly sustained by the class. On October 10, 1997, DLJSC and others were named as defendants in a new adversary proceeding in the Bankruptcy Court brought by the NGC Settlement Trust, an entity created by the NGC plan of reorganization to deal with asbestos-related claims. The Trust's allegations are substantially similar to the claims in the State Court action. On January 21, 1998, the Bankruptcy Court ruled that the State Court plaintiff's claims were not barred by the NGC plan of reorganization insofar as they alleged nondisclosure of certain cost reductions announced by NGC in October 1993. DLJSC has appealed the Bankruptcy Court's ruling. On May 7, 1998, DLJSC and others were named as defendants in a second action in a Texas State Court brought by the NGC Settlement Trust. The allegations of this second Texas State Court action are substantially similar to those of the earlier class action pending in State Court. In an amended order dated January 5, 1999, the State Court granted the class action plaintiff's motion for class certification. Discovery is proceeding in both State Court actions. In early February 1999, DLJSC filed motions for summary judgment which are pending. Trial in the two State Court actions is expected in May 1999. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaints.

On January 26, 1996, a purported purchaser of certain notes and warrants to purchase shares of common stock of Rickel Home Centers, Inc. ("Rickel") filed a class action complaint against DLJSC and certain other defendants for unspecified compensatory and punitive damages in the U. S. District Court for the Southern District of New York. The suit was brought on behalf of the purchasers of 126,457 units consisting of $126,457,000 aggregate principal amount of 13 1/2% senior notes due 2001 and 126,457 warrants to purchase shares of common stock of Rickel (the "Units") issued by Rickel in October 1994. The complaint alleges violations of federal securities laws and common law fraud against DLJSC, as the underwriter of the Units and as an owner of 7.3% of the common stock of Rickel, Eos Partners, L.P. and General Electric Capital Corporation, each as owners of 44.2% of the common stock of Rickel, and members of the board of directors of Rickel, including a DLJSC managing director. The complaint seeks to hold DLJSC liable for alleged misstatements and omissions contained in the prospectus and registration statement filed in connection with the offering of the Units, alleging that the defendants knew of financial losses and a decline in value of Rickel in the months prior to the offering and did not disclose such information. The complaint also alleges that Rickel failed to pay its semi-annual interest payment due on the Units on December 15, 1995 and that Rickel filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code on January 10, 1996. In April 1998, DLJSC's motion to discuss the complaint against it was denied, and plaintiff's motion for class certification was denied. In December 1998, the motion of two other potential class representatives to intervene in the action was denied. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaint.

On January 24, 1997, various money management firms and others who allegedly purchased and/or beneficially owned $116 million aggregate principal amount of Senior Subordinated Notes (the "Notes") issued in May 1994 by Mid-American Waste Systems, Inc. ("Mid-American") filed a complaint against DLJSC and a number of other financial institutions and several former officers and directors of Mid-American in the Court of Common Pleas, Franklin County, Ohio. The action seeks rescission, compensatory and punitive damages. The suit alleges violations of federal securities laws and the Ohio Securities Act, and common law fraud, aiding and abetting common law fraud, negligent misrepresentation, breach of contract, breach of fiduciary duty/acting in concert and negligence. DLJSC was an underwriter for the initial offering of the Notes. The Notes went into default in February 1996 and Mid-American filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code in January 1997. The complaint seeks to hold DLJSC liable for various alleged misrepresentations and omissions contained in the prospectus for the Notes and other filings and for various oral representations concerning the Notes, which plaintiffs claim were false and misleading. Fact discovery is complete and expert discovery is ongoing. Both DLJSC and plaintiffs filed motions for summary judgment, all of which are pending. Trial is currently scheduled to commence on May 4, 1999. Other alleged purchasers and/or beneficial owners of an additional $15 million aggregate principal amount of the Notes issued by Mid-American described above filed two additional lawsuits against DLJSC both in the U.S. District Court for the Southern District of Ohio, on April 14, 1997 and December 30, 1997. The allegations are substantially similar to those described above. Discovery in these actions,

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES consolidated with fact discovery in the Ohio state court action described above, is still ongoing. No trial date has been set in either case. On July 31, 1998, DLJSC filed a motion to dismiss the later filed action for lack of timely service of valid process, which is pending. DLJSC believes that it has meritorious defenses to all of the allegations contained in all of the complaints described above and is contesting the suits vigorously.

On January 20, 1999, the Plan Administrator for the bankruptcy estate of Mid-American, represented by counsel for plaintiffs in the Ohio state court action against DLJSC described above, filed another action against DLJSC and other financial institutions, several individuals and two law firms in the Supreme Court of the State of New York based on factual allegations similar to those made in the Ohio state court action. The actions seeks compensatory and punitive damages. The plaintiff alleges claims against DLJSC for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, professional malpractice, common law fraud, constructive fraud, aiding and abetting common law fraud, negligence, negligent misrepresentation and breach of contract. The complaint alleges that, as an underwriter, DLJSC is liable for alleged misrepresentations and omissions in the prospectus for the Mid-American Senior Subordinated Notes, and that, as Mid-American's financial advisor after the initial offering, DLJSC allegedly knew or should have known about and should have disclosed to Mid-American that Mid-American's financial condition was precarious and that publicly disclosed documents were false and misleading regarding Mid-American's finances and operations. There has been no discovery or other proceedings in this action. DLJSC believes that it has meritorious defenses to all of the allegations contained in the complaint and will contest the suit vigorously.

18.      Quarterly Data (Unaudited)
         --------------------------

                                                       Income                              Basic           Diluted
                                                       Before                            Earnings          Earnings
                                                      Provision                            Per               Per
                                      Total          For Income           Net             Common            Common
                                      Revenues         Taxes              Income          Share *           Share *
                                      --------         -----              ------          -------           -------
1998:
First quarter........................$ 1,493,421       $ 217,250        $ 134,150          $ 1.12           $ 1.00
Second quarter........................ 1,556,745         230,500          142,300            1.17             1.05
Third quarter......................... 1,069,827          41,600           25,700            0.17             0.15
Fourth quarter........................ 1,287,049         111,150           68,650            0.52             0.47
                                      ----------      ----------       ----------         -------          -------
              Total year.............$ 5,407,042       $ 600,500        $ 370,800          $ 2.93           $ 2.65
                                     ===========       =========        =========          ======           ======

1997:
First quarter.......................$.   981,403     $   144,000      $    86,400          $ 0.77          $  0.69
Second quarter........................ 1,061,180         167,000          100,200            0.88             0.79
Third quarter......................... 1,268,496         188,100          120,300            1.06             0.93
Fourth quarter........................ 1,329,390         162,000          101,350            0.88             0.77
                                      ----------    ------------      -----------         -------          -------
              Total year.............$ 4,640,469     $   661,100       $  408,250          $ 3.59           $ 3.16
                                     ===========     ===========       ==========          ======           ======


* Due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year, the sum of the quarters' earnings per common share may not equal the total year amounts.

19.       Subsequent Event
          ----------------

On March 17, 1999 the Company filed a registration statement with the Securities and Exchange Commission relating to a proposed initial public offering of a new class of common stock that will track the performance of DLJdirect, its online brokerage business.

                                   SCHEDULE I


                       DONALDSON, LUFKIN & JENRETTE, INC.
                             (Parent Company Only)

                  Condensed Statements of Financial Condition
                (in thousands, except share and per share data)



                                                                                             December 31,
                                                                                         1998             1997
                                                                                         ----             ----
                                    ASSETS
Cash and cash equivalents....................................................     $   706,010     $            8

Receivables from brokers, dealers and other .................................           9,168              6,879

Long-term corporate development investments..................................          57,029             47,896

Receivables from subsidiaries................................................       4,110,750          3,335,459

Investment in subsidiaries, at equity........................................       2,790,692          2,332,338

Other assets and deferred amounts............................................         926,139            845,997
                                                                                 ------------       ------------

Total Assets.................................................................     $ 8,599,789        $ 6,568,577
                                                                                  ===========        ===========











           See accompanying notes to condensed financial statements.

                       DONALDSON, LUFKIN & JENRETTE, INC.
                             (Parent Company Only)

                  Condensed Statements of Financial Condition
                (In thousands, except share and per share data)


                                                                                          December 31,
                                                                                       1998            1997
                                                                                       ----            ----
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings.......................................................       $    234,843      $    667,757
Accounts payable and accrued expenses.......................................          1,261,171         1,180,714
Other liabilities...........................................................            958,814           684,688
                                                                                  -------------     -------------

                                                                                      2,454,828         2,533,159

8.42% Junior subordinated debentures, held by a subsidiary trust ..........             206,224           206,224

Other long-term borrowings.................................................           3,011,038         1,767,704
                                                                                   ------------      ------------

       Total liabilities...................................................           5,672,090         4,507,087
                                                                                   ------------      ------------

Stockholders' Equity:
    Preferred Stock, 50,000,000 shares authorized:
      Series A Preferred Stock, at $50.00 per share liquidation preference
         (4,000,000 shares issued and outstanding)..........................            200,000           200,000
      Series B Preferred Stock, at $50.00 per share liquidation preference
         (3,500,000 shares issued and outstanding) .........................            175,000                 -
    Common stock ($0.10 par value; 300,000,000 shares authorized; 122,812,558 and 111,852,762 shares issued and outstanding, respectively)..........
                                                                                         12,281             5,593
    Restricted stock units (10,358,294 units authorized; 2,082,236 and
      6,562,414 units issued and outstanding, respectively) ................             21,333            67,255
    Paid-in capital.........................................................            858,066           446,518
    Retained earnings.......................................................          1,657,710         1,338,220
    Accumulated other comprehensive income..................................              3,309             3,904
    Employee deferred compensation stock trust..............................             12,329            12,061
    Common stock issued to employee deferred compensation trust.............            (12,329)          (12,061)
                                                                                 ---------------   ---------------

       Total stockholders' equity...........................................          2,927,699         2,061,490
                                                                                   ------------      ------------

Total Liabilities and Stockholders' Equity..................................        $ 8,599,789       $ 6,568,577
                                                                                    ===========       ===========





           See accompanying notes to condensed financial statements.

                       DONALDSON, LUFKIN & JENRETTE, INC.
                             (Parent Company Only)

                         Condensed Statements of Income
                     (In thousands, except per share data)


                                                                              Years Ended December 31,
                                                                       1998             1997              1996
                                                                       ----             ----              ----
Revenues:
    Dividends from affiliates.................................        $ 205,090       $  136,000        $   57,094
    Interest from affiliates..................................          229,785          129,256           151,774
    Allocations to affiliates.................................           19,021           17,809            16,805
    Other.....................................................           27,486           19,958            23,508
                                                                    -----------      -----------       -----------

         Total revenues.......................................          481,382          303,023           249,181
                                                                     ----------       ----------        ----------

Costs and Expenses:
    Compensation and benefits.................................          147,952          155,224           144,574
    Interest and operating expenses...........................           87,788           60,141           110,447
                                                                   ------------       ----------        ----------

         Total costs and expenses.............................          235,740          215,365           255,021
                                                                    -----------       ----------        ----------

Income (loss) before income tax benefit and equity
    in undistributed net income of subsidiaries...............          245,642           87,658            (5,840)
                                                                     ----------      -----------       -----------

Income tax benefit............................................          139,799           72,870            51,766
                                                                     ----------      -----------        ----------

Income before equity in undistributed
    net income of subsidiaries................................          385,441          160,528            45,926
                                                                     ----------      -----------        ----------

Equity in undistributed net income (loss) of subsidiaries.....          (14,641)         247,722           245,374
                                                                    -----------       ----------           -------

Net income....................................................        $ 370,800        $ 408,250         $ 291,300
                                                                      =========        =========         ---------

Dividends on preferred stock...................................      $   21,310       $   12,144        $   18,653
                                                                     ==========       ==========        ==========

Earnings applicable to common shares...........................       $ 349,490        $ 396,106         $ 272,647
                                                                      =========        =========         =========

Earnings per common share:
     Basic.....................................................     $      2.93      $      3.59       $      2.56
                                                                    ===========      ===========       ===========
     Diluted...................................................     $      2.65      $      3.16       $      2.30
                                                                    ===========      ===========       ===========

Weighted average common shares outstanding:
     Basic.....................................................         119,260          110,318           106,600
                                                                     ==========      ===========        ==========
     Diluted...................................................         131,980          125,498           118,712
                                                                     ==========      ===========        ==========






           See accompanying notes to condensed financial statements.

                       DONALDSON, LUFKIN & JENRETTE, INC.
                             (Parent Company Only)

                       Condensed Statements of Cash Flows
                                 (In thousands)


                                                                             Years Ended December 31,
                                                                     1998              1997              1996
                                                                     ----              ----              ----
Net cash provided by operating activities.....................     $   544,785       $  153,693        $  194,253
                                                                   -----------       ----------        ----------

Cash flows from investing activities: Net proceeds from (payments for):
     Dividends from affiliates................................         205,090          136,000            57,094
     Investment in subsidiaries...............................        (472,996)        (222,083)         (563,222)
     Other assets.............................................         (51,474)          (1,873)            3,111
                                                                 -------------     -------------    -------------

Net cash used in investing activities.........................        (319,380)         (87,956)         (503,017)
                                                                   -----------      ------------      -----------

Cash flows from financing activities: Net proceeds from (payments for):
    Short-term borrowings.....................................        (432,914)         331,845          (244,557)
    Senior Notes..............................................         893,552                -                 -
    Medium-Term Notes.........................................         349,337          359,646           249,515
    Global floating notes.....................................             448          347,760                 -
    Swiss Franc Bonds.........................................               -                -          (105,513)
    Convertible debentures....................................               -           28,779                 -
    Other long-term debt......................................               -           (2,434)             (687)
    Junior subordinated debentures............................               -                -           206,224
    Issuance of Series A Preferred Stock......................               -                -           200,000
    Issuance of Series B Preferred Stock......................         175,000                -                 -
    Subordinated loan from subsidiaries.......................        (623,176)        (149,274)                -
    Dividends.................................................         (51,310)         (39,886)          (45,303)
    Sale of common stock to Equitable/AXA.....................         300,000                -                 -
    Exercise of stock options.................................          21,775            4,074                 -
    Receivables from subsidiaries.............................        (152,115)        (953,986)           51,989
                                                                   -----------       -----------      -----------

Net cash provided by (used in) financing activities...........         480,597          (73,476)          311,668
                                                                    ----------      -----------        ----------

Increase (decrease) in cash and cash equivalents..............         706,002           (7,739)            2,904
                                                                   -----------     -------------      -----------

Cash and cash equivalents at beginning of year...............                8            7,747             4,843
                                                               ---------------     ------------       -----------

Cash and cash equivalents at end of year......................      $  706,010   $            8        $    7,747
                                                                    ==========   ==============        ==========







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

2.     Related Party Transactions
       --------------------------

       Receivables from subsidiaries include $781.0 million and $1,923.7 million loaned under master note agreements at December 31, 1998 and 1997, respectively. Substantially all receivables from subsidiaries provide for interest based on Federal funds rates.

       The amount of cash dividends paid to the Company by consolidated subsidiaries of the Company amounted to $205.1 million, $136.0 million and $57.1 million for the years ended December 31, 1998, 1997, and 1996, respectively. There are no restrictions on the payment of dividends, except for those stipulated in certain debt agreements and in those applicable to brokers and dealers which provide for certain minimum amounts of capital to be maintained to satisfy regulatory requirements in the Company's domestic and foreign broker-dealer subsidiaries. Under certain circumstances, the amount of excess capital that can be withdrawn is limited. The regulatory requirements are designed to measure the general financial integrity and liquidity of broker-dealers and provide minimum acceptable net capital levels to satisfy commitments to customers. Unless an adequate level of capital is maintained, regulated broker-dealer subsidiaries would be prohibited from paying dividends to the Company.

3.      Long-term Borrowings
        --------------------

        The Company finances certain of its activities through long-term borrowing arrangements. At December 31, 1998, there were current maturities of long-term borrowings of $99.9 million. Long-term borrowings consist of the following:


                                                                                            December 31,
                                                                                       1998               1997
                                                                                       ----               ----
                                                                                           (In thousands)

         Senior notes, 6% - 6.875% due various dates through 2008..............    $ 1,391,036       $    497,484
         Subordinated exchange notes, 9 5/8% due in 2003.......................        225,000            225,000
         Medium-term notes, 5.402% - 6.90% due various dates   through 2016....
                                                                                     1,046,645            697,310
         Global floating rate notes, due in 2002...............................        348,357            347,909
                                                                                 -------------      -------------

              Total long-term borrowings.......................................    $ 3,011,038        $ 1,767,703
                                                                                   ===========        ===========


        For a detailed description of the Parent Company's long-term borrowings, see Note 5 of the Notes to Consolidated Financial Statements of Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries.

                       DONALDSON, LUFKIN & JENRETTE, INC.
                             (Parent Company Only)

                    Notes to Condensed Financial Statements


Scheduled maturities of long-term borrowings are as follows:

                                                           December 31,
                                                       1998            1997
                                                       ----            ----
                                                         (In thousands)
                           1999  ...........      $  99,888   $               -
                           2000.............        189,917            189,856
                           2001.............        349,455                  -
                           2002.............        358,348            357,897
                           2003.............        374,397            225,000
                           2004-2016........   _  1,639,033            994,951
                                               ------------       ------------

                                               $  3,011,038        $ 1,767,704
                                               ============        ===========

       DLJ entered into a $2.75 billion revolving credit facility in 1998 which allows the Parent Company to borrow up to $1.65 billion on an unsecured basis, subject to certain limitations. There were no borrowings outstanding under this agreement at December 31, 1998.

3.      Income Taxes
        -------------

       Certain of the Company's subsidiaries record income taxes as if each subsidiary files a separate income tax return. The tax rates used in the computation for such subsidiaries are generally higher than the Company's overall consolidated effective tax rate. The income tax benefit recorded by the Parent Company results from the Company's overall lower consolidated effective tax rate and the ability of the Company to utilize tax attributes related to its subsidiaries and affiliates.

4.     Contingent Liabilities
       ----------------------

       From time to time the Parent Company issues guarantees of the obligations of certain subsidiaries. The amounts of such items in the aggregate are not considered excessive in relation to the normal operating levels of the Company and management does not anticipate, as of December 31, 1998, losses as a result of these guarantees.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

         None

                                    PART III



ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

         The information required to be furnished pursuant to this item is set forth under the caption "Election of Directors" of the Proxy Statement, and is incorporated herein by reference.

         The information required to be furnished pursuant to this item with regard to executive officers of the Registrant that has not been included in the Registrant's Proxy Statement is as follows:

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 30th day of March 1999.

                                          Donaldson, Lufkin & Jenrette, Inc.
                                             (Registrant)



                                          By:
                                          /s/ Joe L. Roby
                                          -------------------------------------
                                          Joe L. Roby
                                          President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has to be signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March 1999.

             Name                             Title
             ----                             -----

      /s/ John S. Chalsty                     Chairman of the Board; Director
-------------------------------
         John S. Chalsty

      /s/ Joe L. Roby                         President and Chief Executive
-------------------------------                 Officer; Director
         Joe L. Roby

      /s/ Anthony F. Daddino                  Executive Vice President and Chief
-------------------------------                 Financial Officer; Director
         Anthony F. Daddino

      /s/ Hamilton E. James                   Managing Director; Director
-------------------------------
         Hamilton E. James

      /s/ Richard S. Pechter                  Managing Director; Director
-------------------------------
         Richard S. Pechter

      /s/ Michael M. Bendik                   Senior Vice President and
-------------------------------                 Chief Accounting Officer
         Michael M. Bendik

      /s/ Michael A. Boyd                     Senior Vice President and
-------------------------------                 General Counsel
           Michael A. Boyd

      /s/ Gerald B. Rigg                      Senior Vice President and
-------------------------------                 Director of Human Resources
           Gerald B. Rigg

      /s/ Henri de Castries                   Director
-------------------------------
           Henri de Castries

      /s/ Denis Duverne                       Director
-------------------------------
           Denis Duverne

      /s/ Louis Harris                        Director
-------------------------------
           Louis Harris

             Name                             Title
             ----                             -----

     /s/ Henri G. Hottinguer                  Director
-------------------------------
        Henri G. Hottinguer

     /s/ W. Edwin Jarmain                     Director
-------------------------------
        W. Edwin Jarmain

     /s/ Francis Jungers                      Director
-------------------------------
        Francis Jungers

     /s/ Edward Miller                        Director
-------------------------------
        Edward Miller

      /s/ W. J. Sanders III                   Director
-------------------------------
         W.J. Sanders III

      /s/ Stanley Tulin                       Director
-------------------------------
         Stanley Tulin

     /s/ John C. West                         Director
-------------------------------
        John C. West

     /s/ Michael Hegarty                      Director
-------------------------------
        Michael Hegarty

                       DONALDSON, LUFKIN & JENRETTE, INC.
                                   FORM 10-K
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

Part IV  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                                                                                                          Page Number
Item 14 (a) (1)     Financial Statements                                                                  -----------
                        Independent Auditors' Report..................................................         30

                        Consolidated Statements of Financial Condition at December 31, 1998 and 1997..
                                                                                                               31

                        Consolidated Statements of Income for the years ended December 31, 1998, 1997
                        and 1996......................................................................         33

                        Consolidated Statements of  Changes in Stockholders' Equity for the years
                        ended December 31, 1998, 1997 and 1996........................................         34

                        Consolidated Statements of Cash Flows for years ended December 31, 1998, 1997
                        and 1996......................................................................         35

                        Notes to Consolidated Financial Statements....................................         37

Item 14 (a) (2)     Financial Statement Schedule

                        Schedule I  Condensed Financial Information of Registrant.....................         58

Item 14 (a) (3)     Exhibits



    EXHIBIT NO.                                       DESCRIPTION
    -----------                                       -----------
        3.1         Restated Certificate of Incorporation of Registrant

        3.2         By-laws of the Registrant

        4.1         Registration Rights and Indemnification Agreement

        4.8         Certificate of Designation of 3,500,000 shares of Fixed/Adjustable Rate
                    Cumulative Preferred Stock, Series B

       10.1         Donaldson, Lufkin & Jenrette, Inc. 1991-1993 Long-term Incentive Plan

       10.2         Amendment No. 1 to the Donaldson, Lufkin & Jenrette, Inc. 1991-1993 Long-term
                    Incentive Plan

       10.3         Amendment No. 2 to the Donaldson, Lufkin & Jenrette, Inc. 1991-1993 Long-term
                    Incentive Plan



Item 14 (a) (3)     Exhibits (Continued)

    EXHIBIT NO.                                       DESCRIPTION
    -----------                                       -----------

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




Item 14 (a) (3)     Exhibits (Continued)

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

       10.60        1995 Stock Option Plan Agreement, dated October 24, 1995, between Michael A.
                    Boyd and the Registrant

       10.61        1995 Stock Option Plan Agreement, dated October 24, 1995, between John S.
                    Chalsty and the Registrant

       10.62        1995 Stock Option Plan Agreement, dated October 24, 1995, between Anthony F.
                    Daddino and the Registrant

       10.63        1995 Stock Option Plan Agreement, dated October 24, 1995, between Hamilton E.
                    James and the Registrant


Item 14 (a) (3)     Exhibits (Continued)

    EXHIBIT NO.                                       DESCRIPTION
    -----------                                       -----------
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



  Item 14 (a) (3)    Exhibits (Continued)

    EXHIBIT NO.                                        DESCRIPTION
    -----------                                        -----------
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

       10.85         Second Amendment of Lease by and between Stanley Stahl
                     D/B/A Stahl Park Avenue Co. and the Registrant, dated
                     August 24, 1995.

       10.86         Third Amendment of Lease by and between Stanley Stahl D/B/A
                     Stahl Park Avenue Co. and the Registrant dated October 6,
                     1995.

       10.87         Fourth Amendment of Lease by and between Stanley Stahl
                     D/B/A Stahl Park Avenue Co. and the Registrant dated April
                     29, 1996.

       10.88         1996 Non-Employee Directors Stock Plan.

       10.89 1996 Stock Option Plan Agreement, dated May 16, 1996, between Joe L. Roby and the Registrant.

       10.91         Purchase and Sale Agreement, dated July 16, 1998 among the
                     Company, The Equitable Companies Incorporated and AXA
                     Holdings (Belgium).

       10.92         First Amended and Restated Credit Agreement, dated May 29,
                     1998 among the Company, a syndicate of banks, Chase
                     Securities, Inc. the Chase Manhattan Bank, the Bank of New
                     York and The First National Bank of Chicago

       10.93         Agreement of Lease between USF Nominees Limited, Landlord,
                     DLJ UK Properties Limited, Tenant, 111 Old Broad Street,
                     London and the Company, Surety, dated as of June 3, 1998.

       10.94 Sublease Agreement between Furman Selz, LLC, Sublandlord and the Company, Subtenant, 280 Park Avenue, New York, New
                     York, dated as of June 16, 1998.


  Item 14 (a) (3)    Exhibits (Continued)

    EXHIBIT NO.                                        DESCRIPTION
    -----------                                        -----------

        11.1         Statement re: computation of basic earnings per share.

        11.2         Statement re: computation of diluted earnings per share.

        12.1 Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends.

        21.1         Subsidiaries of the Registrant

        23.1         Consent of KPMG LLP

         27          Financial Data Schedule


                     The Company agrees to furnish copies to the Commission of all instruments with respect to long-term debt of the Company and its subsidiaries.

        (b)           Reports on Form 8-K
                         1. Form 8-K dated July 16,1998; Item 5
                         2. Form 8-K dated July 17, 1998; Item 5
                         3. Form 8-K dated September 2, 1998; Item 5
                         4. Form 8-K dated October 14, 1998; Item 5
                         5. Form 8-K dated October 16, 1998; Item 5

                                 EXHIBIT INDEX

                                                                                                  SEQUENTIALLY
    EXHIBIT                                                                                         NUMBERED
    NUMBER                                      DESCRIPTION                                           PAGE
    ------                                      -----------                                           ----
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

      4.8 Certificate of Designation of 3,500,000 shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series B.
              (Incorporated herein by reference to Exhibit 99.1 to the Company's Form 8-K, dated January 8, 1998; Item 5).

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


                                                                                                  SEQUENTIALLY
    EXHIBIT                                                                                         NUMBERED
    NUMBER                                      DESCRIPTION                                           PAGE
    ------                                      -----------                                           ----
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


                                                                                                  SEQUENTIALLY
    EXHIBIT                                                                                         NUMBERED
    NUMBER                                      DESCRIPTION                                           PAGE
    ------                                      -----------                                           ----

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

                                                                                                  SEQUENTIALLY
    EXHIBIT                                                                                         NUMBERED
    NUMBER                                      DESCRIPTION                                           PAGE
    ------                                      -----------                                           ----
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

     10.38    Donaldson, Lufkin & Jenrette, Inc. 1996 Incentive Compensation
              Plan (Incorporated by reference to Annex B of the Registrant's
              Proxy Statement on Schedule 14A filed on March 22, 1996 and furnished to shareholders in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 30, 1996).

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

                                                                                                  SEQUENTIALLY
    EXHIBIT                                                                                         NUMBERED
    NUMBER                                      DESCRIPTION                                           PAGE
    ------                                      -----------                                           ----
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

                                                                                                  SEQUENTIALLY
    EXHIBIT                                                                                         NUMBERED
    NUMBER                                      DESCRIPTION                                           PAGE
    ------                                      -----------                                           ----
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

                                                                                                  SEQUENTIALLY
    EXHIBIT                                                                                         NUMBERED
    NUMBER                                      DESCRIPTION                                           PAGE
    ------                                      -----------                                           ----
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

                                                                                                  SEQUENTIALLY
    EXHIBIT                                                                                         NUMBERED
    NUMBER                                      DESCRIPTION                                           PAGE
    ------                                      -----------                                           ----

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

                                                                                                  SEQUENTIALLY
    EXHIBIT                                                                                         NUMBERED
    NUMBER                                      DESCRIPTION                                           PAGE
    ------                                      -----------                                           ----
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

     10.88 1996 Non-Employee Directors Stock Plan (Incorporated by reference to Annex A of the Registrant's Proxy Statement on Schedule 14A filed on March 11, 1997 and furnished to shareholders in connection with solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 16, 1997).

     10.89    1996 Stock Option Plan Agreement, dated May 16, 1996, between Joe
              L. Roby and the Registrant. (Incorporated by reference to the corresponding exhibit on Form 10-K for the fiscal year ended
              December 31, 1996).

     10.91    Purchase and Sale Agreement, dated July 16, 1998 among the
              Company, The Equitable Companies Incorporated and AXA Holdings
              (Belgium). (Incorporated herein by reference to Exhibit 10.85 of the Registrant's quarterly report on Form 10-Q for the period ended June 30, 1998)

     10.92   First Amended and Restated Credit Agreement, dated May 29, 1998 among the
             Company, a syndicate of banks, Chase Securities, Inc. the Chase Manhattan Bank, the Bank of New York and The First National Bank of Chicago. (Incorporated herein by reference to Exhibit 10.91 of the Registrant's quarterly report on Form 10-Q for the period ended June 30, 1998)

     10.93   Agreement of Lease between USF Nominees Limited, Landlord, DLJ UK
             Properties Limited, Tenant, 111 Old Broad Street, London and the
             Company, Surety, dated as of June 3, 1998. (Incorporated herein by reference to
             Exhibit 10.92 of the Registrant's quarterly report on Form 10-Q for the period ended
             June 30, 1998)

     10.94   Sublease Agreement between Furman Selz, LLC, Sublandlord and the
             Company, Subtenant, 280 Park Avenue, New York, New York, dated as of June 16, 1998. (Incorporated herein by reference to Exhibit 10.93 of the
             Registrant's quarterly report on Form 10-Q for the period ended June 30, 1998)

     11.1    Statement re: computation of basic earnings per share.                                        84

     11.2    Statement re: computation of diluted earnings per share.                                      85

     12.1    Computation of ratio of earnings to fixed charges and ratio of earnings to
             combined fixed charges and preferred stock dividends.                                         86

     21.1    Subsidiaries of the Registrant.

     23.1    Consent of KPMG LLP.                                                                          88

      27     Financial Data                                                                                90
             Schedule.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the day of 1999.


                                          Donaldson, Lufkin & Jenrette, Inc.
                                             (Registrant)



                                          By:


                                          ______________________________________
                                          Joe L. Roby
                                          President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has to be signed below by the following persons on behalf of the registrant and in the capacities indicated on the day of 1999.


              Name                                       Title
              ----                                       -----

____________________________________          Chairman of the Board; Director
       John S. Chalsty


____________________________________          President and Chief Executive
       Joe L. Roby                               Officer; Director


____________________________________          Executive Vice President and Chief
       Anthony F. Daddino                        Financial Officer; Director


____________________________________          Managing Director; Director
       Hamilton E. James


____________________________________          Managing Director; Director
       Richard S. Pechter


____________________________________          Senior Vice President and
       Michael M. Bendik                         Chief Accounting Officer

              Name                                       Title
              ----                                       -----

____________________________________          Senior Vice President and
       Michael A. Boyd                          General Counsel


____________________________________          Senior Vice President and
       Gerald B. Rigg                           Director of Human Resources


____________________________________          Director
       Henri de Castries


____________________________________          Director
       Denis Duverne


____________________________________          Director
       Louis Harris


____________________________________          Director
       Henri G. Hottinguer


____________________________________          Director
       W. Edwin Jarmain


____________________________________          Director
       Francis Jungers


____________________________________          Director
       Edward Miller


____________________________________          Director
       W.J. Sanders III


____________________________________          Director
       Stanley Tulin


____________________________________          Director
       John C. West


____________________________________          Director
       Michael Hegarty