Form 10-Q
period 1999-03-31
DONALDSON LUFKIN & JENRETTE INC /NY/
filed 1999-05-14
CIK 29646

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


           X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         ----         OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999

                                       or

         ----    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ________

         ----            Commission file number 1-6862


                       DONALDSON, LUFKIN & JENRETTE, INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

                              Delaware                                                          13-1898818
             ----------------------------------------                            --------------------------------------
                   (State or other jurisdiction of                                           (I.R.S. Employer
                   incorporation or organization)                                           Identification No.)

                 277 Park Avenue, New York, New York                                               10172
             -----------------------------------------                           --------------------------------------
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

As of May 5, 1999, the latest practicable date, there were 125,565,054 shares of Common Stock, $0.10 par value, outstanding.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                               TABLE OF CONTENTS


Part I   FINANCIAL INFORMATION

        Item 1.       Financial Statements                                                                Page Number
                                                                                                           ----------

                           Condensed Consolidated Statements of Financial Condition at March 31, 1999
                           and December 31, 1998 (Unaudited).........................................              3

                           Condensed Consolidated Statements of Income for the three months ended March
                           31, 1999 and 1998 (Unaudited) .............................................             5

                           Condensed Consolidated Statements of Changes in Stockholders' Equity for the
                           year ended December 31, 1998 and the three months ended March 31, 1999
                           (Unaudited) ................................................................            6

                           Condensed Consolidated Statements of Cash Flows for the three months ended
                           March 31, 1999 and 1998 (Unaudited)........................................             7

                           Notes to Condensed Consolidated Financial Statements (Unaudited)...........
                                                                                                                   9

        Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                           Operations.................................................................            15



Part II    OTHER INFORMATION

        Item 1.       Legal Proceedings...............................................................            21

        Item 5.       Other Information...............................................................            22

        Item 6.       Exhibits and Reports on Form 8-K................................................            23

                      Signature.......................................................................            24


PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

      Condensed Consolidated Statements of Financial Condition (Unaudited)
                (In thousands, except share and per share data)

                                                                                      March 31,         December 31,
                                                                                        1999                1998
                                                                                    --------------      -------------
                                     ASSETS

Cash and cash equivalents....................................................       $   2,097,829      $   1,049,253
Cash and securities segregated for regulatory purposes or
   deposited with clearing organizations.....................................           1,012,122          1,043,225
Collateralized short-term agreements:
   Securities purchased under agreements to resell...........................          28,016,978         20,063,348
   Securities borrowed.......................................................          29,360,931         23,967,639
Receivables:
   Customers.................................................................           6,855,645          6,523,568
   Brokers, dealers and other................................................           4,559,523          3,773,251
Financial instruments owned, at value:
   U.S. government and agency................................................           7,601,844          5,973,394
   Corporate debt............................................................           4,471,223          4,441,492
   Foreign sovereign debt....................................................             528,418            423,736
   Mortgage whole loans......................................................           1,125,196            722,284
   Equity and other..........................................................           1,843,526          1,634,201
   Long-term corporate development investments...............................             532,949            473,756
Office facilities, at cost, (net of accumulated depreciation and amortization of
   $318,217 and $297,959, respectively)......................................             463,272            450,706
Other assets and deferred amounts............................................           1,782,808          1,742,383
                                                                                   --------------     --------------

Total Assets.................................................................        $ 90,252,264       $ 72,282,236
                                                                                     ============       ============

















     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

      Condensed Consolidated Statements of Financial Condition (Unaudited)
                (In thousands, except share and per share data)

                                                                                     March 31,         December 31,
                                                                                       1999                1998
                                                                                   ------------       ---------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Commercial paper and short-term borrowings......................................  $      349,844       $     515,646
Collateralized short-term financings:
    Securities sold under agreements to repurchase..............................      46,325,058          35,775,580
    Securities loaned...........................................................      10,779,789           7,322,186
Payables:
    Customers...................................................................       6,952,803           6,847,046
    Brokers, dealers and other..................................................       5,312,236           3,053,337
Financial instruments sold not yet purchased, at value:
    U.S. government and agencies................................................       7,454,864           5,935,629
    Corporate debt..............................................................         388,994             523,909
    Equities & other............................................................       2,513,704           2,479,411
Accounts payable and accrued expenses...........................................       1,595,264           2,282,413
Other liabilities...............................................................       1,065,919             937,377
                                                                                  --------------      --------------
                                                                                      82,738,475          65,672,534
                                                                                  --------------      --------------

Long-term borrowings............................................................       4,244,665           3,482,003
                                                                                  --------------      --------------

         Total liabilities......................................................      86,983,140          69,154,537
                                                                                  --------------       -------------

Company-obligated mandatorily redeemable preferred securities
    of subsidiary trust holding solely debentures of the Company................         200,000             200,000
                                                                                  --------------      --------------

Stockholders' Equity:
    Preferred stock, 50,000,000 shares authorized:
       Series A Preferred Stock, at $50.00 per share liquidation
         preference (4,000,000 shares issued and outstanding)...................         200,000             200,000
       Series B Preferred Stock, at $50.00 per share liquidation
         preference (3,500,000 shares  issued and outstanding)..................         175,000             175,000
    Common stock ($0.10 par value; 300,000,000 shares
       authorized; 124,510,367 and 122,812,558 shares issued
       and outstanding, respectively)...........................................          12,451              12,281
    Restricted stock units (10,358,294 units authorized; 1,101,166
       and 2,082,236 units issued and outstanding, respectively)................          11,277              21,333
    Paid-in capital.............................................................         902,238             858,066
    Retained earnings...........................................................       1,766,287           1,657,710
    Accumulated other comprehensive income......................................           1,871               3,309
    Employee deferred compensation stock trust..................................          13,591              12,329
    Common stock issued to employee deferred compensation trust.................         (13,591)            (12,329)
                                                                                ----------------     ---------------

         Total stockholders' equity.............................................       3,069,124           2,927,699
                                                                                  --------------       -------------

Total Liabilities and Stockholders' Equity......................................    $ 90,252,264        $ 72,282,236
                                                                                    ============        ============



     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

            Condensed Consolidated Statements of Income (Unaudited)
                     (In thousands, except per share data)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                         1999             1998
                                                                                      -----------      -----------

Revenues:
    Commissions..................................................................      $   280,992        $  198,524
    Underwritings................................................................          256,914           306,158
    Fees.........................................................................          287,075           255,371
    Interest, net of interest to finance U.S. government, agency and
      mortgage-backed securities of $705,251 and $766,071, respectively..........          476,661           564,789
    Principal transactions-net:
      Trading....................................................................          174,045           118,944
      Investment.................................................................            3,024            41,298
    Other........................................................................           14,739             8,337
                                                                                      ------------     -------------

       Total revenues............................................................        1,493,450         1,493,421
                                                                                      ------------     -------------


Costs and Expenses:
    Compensation and benefits....................................................          635,714           644,084
    Interest.....................................................................          355,953           373,866
    Brokerage, clearing, exchange fees and other.................................           71,221            56,321
    Occupancy and equipment......................................................           73,323            59,434
    Communications...............................................................           26,440            19,501
    Other operating expenses.....................................................          133,799           122,965
                                                                                     -------------     -------------

       Total costs and expenses..................................................        1,296,450         1,276,171
                                                                                     -------------     -------------

Income before provision for income taxes.........................................          197,000           217,250
                                                                                     -------------     -------------

Provision for income taxes.......................................................           75,350            83,100
                                                                                     -------------     -------------

Net income.......................................................................     $    121,650      $    134,150
                                                                                     =============     =============

Dividends on preferred stock.....................................................     $      5,289      $      5,443
                                                                                     =============     =============

Earnings applicable to common shares.............................................     $    116,361      $    128,707
                                                                                     =============     =============

Earnings per share:
    Basic........................................................................     $       0.94      $       1.12
    Diluted......................................................................     $       0.84      $       1.00
                                                                                     ==============    =============

Weighted average common shares:
    Basic........................................................................          123,995           115,088
    Diluted......................................................................          137,850           128,794
                                                                                     ==============    =============



     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                  (Unaudited)

For the Year Ended December 31, 1998 and the Three Months Ended March 31, 1999
                     (In thousands, except per share data)

                                                                                                         Accumulated
                                                           Restricted                                       Other
                                  Preferred     Common       Stock         Paid-in      Retained        Comprehensive
                                    Stock        Stock        Units        Capital      Earnings            Income        Total
                                   -------     --------    -----------     -------      --------       ---------------   -------
Balances at December 31, 1997...   $ 200,000     $ 11,185     $  67,255    $  440,926    $ 1,338,220      $   3,904    $ 2,061,490

Net income.......................          -            -             -             -        370,800              -        370,800
Translation adjustment...........          -            -             -             -              -           (595)          (595)
   Total comprehensive income....                                                                                          370,205

Dividends:
  Common stock                             -            -             -             -        (30,000)             -        (30,000)
     ($0.25 per share)...........
  Preferred stock ...............          -            -             -             -        (21,310)             -        (21,310)
Issuance of Series B
   Preferred Stock.................  175,000            -             -             -               -             -        175,000
Sale of common stock to
   Equitable/AXA..
                                           -          500             -       299,500               -             -        300,000
Exercise of stock options,
   including related tax
   benefits...                             -          148             -        37,840               -             -         37,988
Conversion of restricted
   stock units to common
   stock, including
   related tax benefits.........           -          448       (45,890)       70,870               -             -         25,428
Forfeiture of restricted
   stock units.....................        -            -           (32)           32               -             -              -
Tax benefit on distribution of
   employee stock trust.........           -            -             -         8,898               -             -          8,898
                                   ---------     --------    ----------     ---------      ----------     ----------     ----------

Balances at December  31, 1998..     375,000       12,281        21,333       858,066        1,657,710         3,309      2,927,699

Net income.......................          -            -             -             -          121,650             -        121,650
Translation adjustment...........          -            -             -             -               -         (1,438)        (1,438)

   Total comprehensive income....                                                                                           120,212

Dividends:
  Common stock
     ($.0625 per share)..........          -            -             -             -          (7,784)            -         (7,784)
  Preferred stock................          -            -             -             -          (5,289)            -         (5,289)
Exercise of stock options,
   including related tax
   benefits......................          -           69             -        18,383               -             -         18,452
Conversion of restricted stock
   units to common stock,
   including related tax
   benefits......................          -          101       (10,056)       25,789               -             -         15,834
                                    ---------    --------      --------      --------      -----------       --------  -----------

Balances at March 31, 1999.......   $ 375,000    $ 12,451      $ 11,277      $902,238      $ 1,766,287       $  1,871   $ 3,069,124
                                    =========    ========      ========      ========      ============      =========  ===========






     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

               For the Three months Ended March 31, 1999 and 1998


                                                                                             1999               1998
                                                                                        --------------    ---------------
Cash flows from operating activities:
  Net income.......................................................................       $    121,650      $     134,150
  Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization.................................................             21,795             19,980
     Deferred taxes................................................................            (20,538)            21,798
    Increase in unrealized appreciation of long-term corporate development
    investments....................................................................            (16,337)            (5,750)
                                                                                         -------------    ---------------
                                                                                               106,570            170,178
   (Increase) decrease in operating assets:
     Cash and securities segregated for regulatory
       purposes or deposited with clearing organizations...........................             31,103           (429,007)
     Securities purchased under agreements to resell...............................         (9,417,458)          (232,880)
     Securities borrowed...........................................................         (5,393,292)        (1,019,634)
     Receivables from customers....................................................           (332,077)           (72,277)
     Receivables from brokers, dealers and other...................................           (786,272)        (1,144,446)
     Financial instruments owned, at value.........................................         (2,375,100)        (2,146,806)
     Other assets..................................................................             (4,959)           (94,893)
   Increase (decrease) in operating liabilities:
     Securities sold under agreements to repurchase................................          9,417,458            232,880
     Securities loaned.............................................................          3,457,603            968,012
     Payables to customers.........................................................            105,757             46,562
     Payables to brokers, dealers and other........................................          2,258,899          1,321,952
     Financial instruments sold not yet purchased, at value........................          1,418,613          1,082,416
     Accounts payable and accrued expenses.........................................           (687,149)          (295,078)
     Other liabilities and deferred amounts .......................................            152,385             87,517
     Translation adjustment........................................................             (1,438)              (562)
                                                                                        --------------    ---------------

Net cash used in operating activities..............................................       $ (2,049,357)      $ (1,526,066)
                                                                                        --------------    ---------------





















     See accompanying notes to condensed consolidated financial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

               For the Three Months Ended March 31, 1999 and 1998

                                                                                            1999               1998
                                                                                      ---------------    ---------------
Cash flows from investing activities: Net (payments for) proceeds from:
    Purchases of long-term corporate development investments....................       $     (69,725)       $  (219,231)
    Sales of long-term corporate development investments........................              26,869             44,895
    Office facilities...........................................................             (34,232)           (31,666)
    Other assets................................................................             (15,057)           (40,320)
                                                                                      ---------------    ---------------

Net cash used in investing activities...........................................             (92,145)          (246,322)
                                                                                     ----------------    --------------

Cash flows from financing activities: Net proceeds from (payments for):
    Short-term financings.......................................................           2,430,046          1,431,993
    Senior notes................................................................             648,288            148,401
    Medium-term notes...........................................................             114,756                  -
    Other long-term debt........................................................                (382)            (4,691)
    Dividends...................................................................             (13,073)           (12,751)
    Issuance of Series B preferred stock........................................                   -            175,000
    Exercise of stock options...................................................              10,443              8,702
                                                                                     ---------------     --------------

Net cash provided by financing activities.......................................           3,190,078          1,746,654
                                                                                     ---------------     --------------

Increase (decrease) in cash and cash equivalents................................           1,048,576            (25,734)

Cash and cash equivalents at beginning of period................................           1,049,253            273,164
                                                                                     ---------------     --------------

Cash and cash equivalents at end of period......................................         $ 2,097,829        $   247,430
                                                                                     ===============     ==============














     See accompanying notes to condensed consolidated inancial statements.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 1999


1.       Basis of Presentation
         ---------------------

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

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted. These condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the condensed consolidated financial position and results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 1998 included on Form 10-K filed by the Company under the Securities Exchange Act of 1934.

To prepare condensed consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") management must estimate certain amounts that affect the reported assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates. Certain reclassifications have been made to prior year financial statements to conform to the 1999 presentation.

2.       Filing of Registration Statement
         --------------------------------

On March 17, 1999, the Company filed a registration statement, which was subsequently amended on May 6, 1999 with the Securities and Exchange Commission relating to a proposed initial public offering of a new class of common stock that will track the performance of DLJdirect, its online brokerage business. Based on the amendment, the Company currently intends to offer 15 million shares of stock at $13.00- $15.00 per share.

3.       Income Taxes
         ------------

Income taxes for interim period condensed consolidated financial statements have been accrued using the Company's estimated effective tax rate. For the three months ended March 31, 1999, the Company paid $4,716,804 in Federal income taxes. There were no Federal income taxes paid for the three months ended March 31, 1998.

4.       Borrowings
         ----------

Short-term borrowings are generally demand obligations with interest approximating Federal fund rates. Such borrowings are generally used to facilitate the securities settlement process, to finance securities inventories and to finance securities purchased by customers on margin.

In 1998, the Company introduced a $1.0 billion commercial paper program. Obligations issued under this program (the "Notes") are exempt from registration under the Securities Act of 1933, as amended under Section 4(2) (the "Securities Act"). At March 31, 1999, there were no notes outstanding under this program.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)


Long-term borrowings:


                                                                                             March 31,         December 31,
                                                                                                1999               1998
                                                                                                    (In thousands)
                                                                                           -------------        -------------
Senior notes, 5.875%-6.875% due various dates through 2008............................       $ 2,039,324         $ 1,391,036
Medium-term notes, 5.402% - 6.90% due various dates through 2016......................         1,161,403           1,046,647
Senior secured floating rate notes due 2005...........................................           450,000             450,000
Global floating rate notes, due in 2002...............................................           348,469             348,357
Subordinated exchange notes 9.58%  due 2003...........................................           225,000             225,000
Other borrowings......................................................................            20,469              20,963
                                                                                           -------------         -----------

     Total long-term borrowings.......................................................       $ 4,244,665         $ 3,482,003
                                                                                             ===========         ===========

Current maturities....................................................................      $    109,915        $    100,973
                                                                                            ============        ============

During the three months ended March 31, 1999, the Company issued $115.0 million of medium-term notes that mature at various dates through 2004.

In March 1999, the Company established a $2.0 billion shelf of debt securities or preferred stock. During the quarter ended March 31, 1999, the Company issued $650.0 million 5 7/8% senior notes due 2002 from this shelf.

For the three months ended March 31, 1999 and 1998, interest paid on all borrowings and financing arrangements amounted to $1.0 billion and $1.1 billion, respectively.

5.       Long-term Corporate Development Investments
         -------------------------------------------

Long-term corporate development investments represent the Company's involvement in private debt and equity investments. These investments generally have no readily available market or may otherwise be restricted as to resale under the Securities Act of 1933; therefore, these investments are carried at estimated fair value as determined by the Finance Committee of the Board of Directors. The cost of these investments was $515.1 million and $472.3 million at March 31, 1999 and December 31, 1998, respectively. For the three months ended March 31, 1999 and 1998, the increase in net unrealized appreciation amounted to $16.3 million and $5.8 million, respectively. Changes in unrealized appreciation (depreciation) arising from changes in fair value or upon realization are reflected in revenues, principal transactions-net, investment revenues in the condensed consolidated statements of income.

6.       Net Capital
         -----------

The Company's principal wholly-owned subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"), is a registered broker-dealer, a registered futures commission merchant and member firm of The New York Stock Exchange, Inc. (the "NYSE"). Accordingly, DLJSC is subject to the minimum net capital requirements of the Securities and Exchange Commission, NYSE and the Commodities Futures Trading Commission. As such, it is subject to NYSE's net capital rule which conforms to the Uniform Net Capital Rule pursuant to rule 15c3-1 of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). Under the alternative method permitted by this rule, the required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds whichever is greater. If a member firm's capital is less than four percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm's net capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. At March 31, 1999, DLJSC's net capital of approximately $1.2 billion was 18.21 percent of aggregate debit balances and in excess of the minimum requirement by approximately $1.0 billion.

Certain of the Company's London-based broker-dealer subsidiaries are subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Other U.S. and foreign broker-dealer subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At March 31, 1999, the Company and its broker-dealer subsidiaries complied with all applicable regulatory capital adequacy requirements.

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

The numerators and denominators of the basic and diluted earnings per common share computations include the following items:

                                                             March 31,                          March 31,
                                                                1999                               1998
                                                            -----------                       --------------
                                                      Income           Shares            Income            Shares
                                                      ------           ------            ------            ------
                                                                            (In thousands)
 Basic EPS
 Earnings applicable to common shares..........       $ 116,361        123,995          $  128,707          115,088

 Effect of Dilutive Securities:
   Restricted stock units......................               -          1,285                   -            3,566
   Stock options...............................                -        12,570                   -           10,140
                                                 ---------------    ----------      ----------------      ---------

Diluted EPS....................................       $ 116,361        137,850          $  128,707          128,794
                                                      =========      =========          ==========         ========

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

The notional (contract) value, or the market value for cash instruments, of the written options was $8.4 billion at March 31, 1999 and $5.1 billion at December 31, 1998. These options contracts were covered by the following financial instruments:

                                                                                      March 31,      December 31,
                                                                                        1999             1998
                                                                                     ----------      ------------
                                                                                            (In millions)
        U.S. government, mortgage-backed securities and options thereon...........      $ 2,810         $ 3,396
        Foreign sovereign debt securities.........................................           35              89
        Forward rate agreements...................................................            -              38
        Futures contracts.........................................................          444              76
        Interest rate swaps.......................................................        2,634             650
        Equities and other........................................................        2,469             895
                                                                                     ----------       ---------

                   Total..........................................................      $ 8,392         $ 5,144
                                                                                     ==========       =========

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)


The trading revenues from writing options (net of related interest expense) were approximately $11.0 million and $15.1 million, for the three months ended March 31, 1999 and 1998, respectively. The fair value of certain written options is measured by the unamortized premiums and the intrinsic value determined from various pricing sources. The average fair value of the options was approximately $209.0 million at March 31, 1999 and $304.3 million at December 31, 1998. The fair value of the options was approximately $250.9 million at March 31, 1999 and $397.1 million at year-end 1998.

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

                                                                                    March 31,       December 31,
Off-balance sheet values:                                                              1999             1998
                                                                                       ----             ----
                                                                                           (In millions)
Forward Contracts:
     Purchased at notional (contract) value...................................     $ 54,108         $ 41,254
     Sold at notional (contract) value........................................     $ 53,296         $ 39,767

Futures Contracts and Options on Futures Contracts:
     Purchased at market value................................................     $   2,258        $   1,184
     Sold at market value.....................................................     $   1,924        $   1,607

                                                                                    March 31,       December 31,
Values included in the consolidated financial statements:                              1999             1998
                                                                                       ----             ----
                                                                                           (In millions)
Forward Contracts:
     Average fair values included in liabilities during the period..........       $       8        $       2
     Unrealized gains included in total assets at end of period.............       $     254        $     263
     Unrealized losses included in total liabilities at end of period.......       $     257        $     269

Futures Contracts:
     Average fair values included in liabilities during the period..........       $       4        $      23
     Unrealized gains included in total assets at end of period.............       $      13        $       4
     Unrealized losses included in total liabilities at end of period.......       $      12        $       1

Average fair values were computed using month-end averages. For forward contracts, the fair values are estimated based on dealer quotes, pricing models or quoted prices for financial instruments with similar characteristics. For futures contracts, the fair values are measured by reference to quoted market prices.

Net trading losses on forward contracts were $43.0 million and $23.8 million and net trading losses on futures contracts were $18.0 million and $27.1 million for the three months ended March 31, 1999 and 1998, respectively.

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)


Swaps
-----

The notional (contract) value of swap agreements, consisting primarily of interest rate and equity swaps, was approximately $13.1 billion and $8.0 billion at March 31, 1999 and December 31, 1998, respectively. The notional or contract amounts indicate the extent of the Company's involvement in the derivative instruments noted above. They do not measure the Company's exposure to market or credit risk and do not represent the future cash requirements of such contracts.

9.       Commitments and Contingencies
         -----------------------------

The Company issues letters of credit for which it is contingently liable for $608.6 million at March 31, 1999.

The Company has outstanding commitments, expiring on March 16, 2000, to finance $150.0 million to third parties to be secured by mortgage loans on real estate properties. At March 31, 1999, unfunded commitments outstanding under this facility amounted to $57.0 million. In addition, the Company enters into commitments to extend credit to non-investment grade borrowers in connection with the origination and syndication of senior bank debt. At March 31, 1999, unfunded senior bank loan commitments outstanding amounted to $215.1 million.

At March 31, 1999, the Company has commitments of $669.5 million to invest on a side by side basis with merchant banking partnerships.

As a securities broker and dealer, risk is an inherent part of the Company's business activities. The principal types of risks involved in the Company's activities are market risk, credit or counterparty risk and transaction risk. The Company has developed an infrastructure designed to control, monitor and manage each type of risk. For a further discussion of these matters, refer to Notes 8, 9 and 10 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.      Industry Segment and Geographic Data
         ------------------------------------

In 1998 and prior years the Company operated and managed its businesses and presented segment information through three principal operating segments:
Banking, Capital Markets and Financial Services. Effective January 1, 1999 the Company changed its structure to operate and manage its businesses through four operating segments: Banking, Equities, Fixed Income and Financial Services. The following is a summary of the Company's segment data:

                                                       Fixed                         Financial
                                       Banking         Income        Equities        Services       Elimination
     For the Quarters Ended:            Group          Group           Group           Group          & Other          Total
     -----------------------            -----          -----           -----           -----          -------          -----
                                                                           (in millions)
March 31, 1999

Net revenues from external
   sources........................       $ 324.0       $ 181.3          $ 209.1        $ 319.0        $ (16.6)        $ 1,016.8
Net intersegment revenues.........             -             -            (1.1)           14.3          (13.2)              0.0
Net interest revenue..............         (1.5)          28.1              5.4           61.7            27.0            120.7
                                         -------       -------          -------        -------        --------        ----------
   Total net revenues.............       $ 322.5       $ 209.4          $ 213.4        $ 395.0         $ (2.8)        $ 1,137.5
                                         =======       =======          =======        =======        ========        =========

Income before income taxes........        $ 78.3        $ 62.8           $ 24.7         $ 90.7        $ (59.5)          $ 197.0
                                         =======       =======          =======        =======        =======         =========

March 31, 1998

Net revenues from external
   sources........................        $349.6       $ 237.7          $ 193.8        $ 238.4        $ (90.8)          $ 928.7
Net intersegment revenues.........             -           0.5            (0.5)           13.1          (13.1)              0.0
Net interest revenue..............         (0.7)          32.6              1.1           48.6           109.4            191.0
                                         -------       -------          -------        -------        --------       -----------
   Total net revenues.............       $ 348.9       $ 270.8          $ 194.4        $ 300.1           $ 5.5        $ 1,119.7
                                         =======       =======          =======        =======        ========       ==========

Income before income taxes........       $ 110.9        $ 94.7           $ 30.8         $ 44.6        $ (63.7)          $ 217.3
                                         =======        ======           ======         ======        =======        ==========

              DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                                       Fixed                         Financial
                                       Banking         Income        Equities        Services       Elimination
                                        Group          Group           Group           Group          & Other          Total
                                      ----------     ---------      ----------      ------------    -------------   ----------
                                                                           (in millions)
Balance sheet data:

March 31, 1999

Segment assets....................      $1,179.1     $61,084.3         $3,314.5      $22,499.1        $2,175.2        $90,252.2
                                        ========     =========         ========      =========        ========        =========
December 31, 1998

Segment assets....................      $1,132.0     $45,683.7         $2,694.9      $19,925.0        $2,846.6        $72,282.2
                                        ========     =========         ========      =========        ========        =========

11.      Legal Proceedings
         -----------------

Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. These matters have been updated as follows:

In the lawsuits involving Dayton Monetary Associates and Charles Davison, DLJSC and all the plaintiffs have reached settlements, which are all in the process of being completed. DLJ's management believes such settlements will not have a material adverse effect on the Company's consolidated financial condition or results of operations in any particular period.

With respect to the litigation in Texas State Court regarding National Gypsum, the State Court in an order dated March 1, 1999, granted motions for summary judgment filed by DLJSC and the other defendants. The plaintiffs have indicated that they intend to appeal.

On April 22, 1999, the complaint against DLJSC and the other defendants in the Rickel Home Centers case was dismissed. Plaintiff's time to appeal has not yet expired. Although there can be no assurance, DLJ's management does not believe that the ultimate outcome of this litigation will have a material adverse effect on DLJ's consolidated financial condition or DLJ's results of operations in any particular period.

The Mid-American Waste Systems action pending in the Ohio state court, and the Mid-American Waste Systems action pending in New York Supreme Court, were settled in May 1999, as against DLJSC, subject to completing settlement document action. DLJ's management believes such settlements will not have a material adverse effect on DLJ's consolidated financial condition or results of operations in any particular period.

In November 1998, three purported class actions (Gillet v. Goldman, Sachs & Co. et al., Prager v. Goldman, Sachs & Co. et al., and Holzman v. Goldman, Sachs & Co. et al) were filed in the U.S. District Court for the Southern District of New York against more than 25 underwriters of initial public offering securities, including DLJSC. The complaints allege that defendants conspired to fix the "fee" paid for underwriting initial public offering securities by setting the underwriters' discount or "spread" at 7%, in violation of the federal antitrust laws. The complaints seek treble damages in an unspecified amount and injunctive relief as well as attorney's fees and costs. On March 15, 1999, the plaintiffs filed a Consolidated Amended Complaint captioned In re Public Offering Fee Antitrust Litigation. A motion by all defendants to dismiss the complaints on several grounds is pending. Separately, the U.S. Department of Justice has issued a Civil Investigative Demand to several investment banking firms, including DLJSC, seeking documents and information relating to "alleged" price fixing with respect to underwriting spreads in initial public offerings. The government has not made any charges against DLJSC or the other investment banking firms. DLJSC is cooperating with the Justice Department in providing the requested information and believes that no violation of law by DLJSC has occurred. Although there can be no assurance, DLJ's management does not believe that the ultimate outcome of these matters will have a material adverse effect on DLJ's consolidated financial condition. Based upon the information currently available to it, DLJ's management cannot predict whether or not these maters will have a material adverse effect on DLJ's results of operations in any particular period.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the consolidated results of operations and financial condition of Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries (the "Company") should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included elsewhere herein, and with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1998 Annual Report on Form 10-K.

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

         Robust primary markets and soaring equity valuations contributed to overall positive market sentiments. In the first quarter of 1999, U.S. equity markets continued to recover from the lows set in the fall of 1998 on the heels of the collapse of the Russian economy and the economic conditions in Japan, Asia and world-wide emerging markets. All major market indices achieved record highs. In fixed-income markets, evidence that the U.S. economy was accelerating in the fourth quarter of 1998, combined with the three earlier cuts in interest rates by the Federal Reserve Bank, led to a sharp rise in U.S. bond yields in the first quarter of 1999. In addition, the first quarter reflected a steady advance of merger and acquisition activity involving European companies. Merger and acquisition activities continued to reflect the trends of consolidation, deregulation and globalization across industry sectors and borders.

RECENT DEVELOPMENTS
-------------------

         On March 17, 1999, the Company filed a registration statement, which was subsequently amended on May 6, 1999, with the Securities and Exchange Commission relating to a proposed initial public offering of a new class of common stock that will track the performance of DLJdirect, its online brokerage business. Based on the amendment, the Company currently intends to offer 15 million shares of stock at $13.00- $15.00 per share.

         In March 1999, the Company filed a registration statement with the Securities and Exchange Commission establishing a $2.0 billion shelf of senior or subordinated debt securities or preferred stock. In April 1999, the Company issued $650 million 5 7/8% Senior Notes due 2002 from this shelf.


RESULTS OF OPERATIONS
---------------------

QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998
---------------------------------------------------------------------

         Total revenues for the quarters ended March 31, 1999 and 1998 were $1.49 billion. Increases in commissions and trading were offset by decreases in underwritings and interest. Changes in net revenues from external sources for each of the Company's industry segments were: Banking Group revenues decreased by $25.6 million primarily as a result of decreased underwriting revenues from the 1998 record levels and a reduction in merchant banking gains; Equities Group revenues increased by $15.3 million primarily as a result of increased revenues from the commencement of non-dollar equities trading in London and Hong Kong; Fixed Income Group revenues decreased by $56.4 million principally as a result of decreased underwriting revenues in the high yield and real estate finance areas and decreases in trading gains; Financial Services Group revenues increased by $80.6 million primarily as a result of increased brokerage and correspondent clearance commission revenues and increased interest income on customer balances and stock loan/borrowed business.

         Commission revenues increased by $82.5 million or 41.5% to $281.0 million due to increased business in all areas and is generally consistent with the overall growth in listed share volume on major equity exchanges.

         Underwriting revenues decreased by $49.2 million or 16.1% to $256.9 million representing an industry-wide decline in new issue volume. This decline is a result of an overall slowdown in new issuance of high-yield bonds and commercial real estate and mortgage-backed securities. In addition, the Company's underwritings were at record levels in the first quarter of 1998.

         Fee revenues increased by $31.7 million or 12.4% to $287.1 million. These results reflect the Company's continuing market share growth in both U.S. and international merger and acquisitions advisory transactions.

         Interest, net of interest expense to finance U.S. government, agency and mortgage-backed securities, decreased by $88.1 million or 15.6% to $476.7 million. Increases in balances of lending activity were more than offset by reductions in interest rates charged. If the impact of the firm's proprietary trading activities in emerging markets during the first quarter of 1998 were excluded, net interest income would have increased 9%. The Company ceased proprietary trading in emerging markets in the third quarter of 1998.

         Principal transactions-net, trading revenues increased by $55.1 million or 46.3% to $174.0 million primarily from improvements in most areas and the elimination in 1999 of trading losses in the Emerging Markets group.
If the impact of the firm's proprietary trading activities in emerging markets during the first quarter of 1998 were excluded, net trading revenues would have increased 16%.

         Principal transactions-net, investment revenues decreased by $38.3 million or 92.7% to $3.0 million. The reduction in realized gains on sales of investments was $48.9 million. Net unrealized appreciation increased by $10.6 million, which includes the elimination of net unrealized appreciation of $10.9 million on investments sold and a decrease in net unrealized appreciation of $0.3 million on retained investments.

         Total costs and expenses for the first quarter of 1999 were $1.3 billion, an increase of $20.3 million or 1.6% over the first quarter of 1998, primarily due to growth at Pershing as well as the Company's international expansion in Europe.

         Compensation and benefits decreased $8.4 million or 1.3% to $635.7 million. Incentive and production-related compensation decreased by 9.7% in 1999, primarily because the first quarter of 1998 included a $29 million provision for costs associated primarily with the Company's plans for significant expansion in Europe. Base compensation, including benefits and all payroll taxes, increased by 25.4% due to expansion in various business groups. At March 31, 1999, full-time personnel totaled 8,672 compared to 7,377 at March 31, 1998, an increase of 1,295 or 17.6%.

         Interest expense decreased $17.9 million or 4.8% to $356.0 million due to reduction of interest rates on increased levels of borrowings. In addition, the Company's inventory positions decreased in the first quarter of 1999.

         All other expenses, as noted below, increased by $46.6 million or 18.0% to $304.8 million for the first quarter of 1999.

         Brokerage, clearing, exchange fees and other expenses increased by $14.9 million due to increased share volume and transaction fee payments. Occupancy and equipment costs increased by $13.9 million as a result of the Company's domestic and international expansion. Communications costs increased by $6.9 million due to expanded facilities and overall growth in professional staff. All other operating expenses increased by $10.8 million. Included therein are professional fees, travel and entertainment, and printing and stationery which increased due to an overall increase in the level of business activity. Data processing costs increased due to expansion of the Company's international operations and the implementation and development of new systems. In addition, these costs increased due to the overhaul of the on-line customer trading and information system for the Company's correspondent brokerage network as well as costs relating to the Year 2000 project.

         The changes in income before income taxes for each industry segment were: Banking Group pre-tax income decreased by $32.6 million, primarily as a result of decreased underwriting revenues and a reduction in merchant banking gains; Equities Group pre-tax income decreased by $6.1 million principally as continued investment spending related to international expansion more than offset the related increase in revenues; Fixed Income Group pre-tax income decreased by $31.9 million as a result of decreased underwriting revenues in the high yield and real estate finance areas; Financial Services Group pre-tax income increased $46.1 million as a result of increased brokerage and correspondent clearance commissions and interest income.

         The Company's income tax provision for the first quarter of 1999 and 1998 was $75.4 million and $83.1 million, respectively, which represented a 38.25% effective tax rate.

         Net income for the quarter ended March 31, 1999 was $121.7 million, a decrease of $12.5 million or 9.3% from the comparable 1998 period. Basic and diluted earnings per common share after giving effect to the stock split, using the treasury stock method were $0.94 and $1.12 and $0.84 and $1.00 for the first quarter of 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's assets are highly liquid with the majority consisting of securities inventories and collateralized receivables, both of which fluctuate depending on the levels of proprietary trading and customer business. Such collateralized receivables consist primarily of resale agreements and securities borrowed, both of which are secured by U.S. government and agency securities, and marketable corporate debt and equity securities. In addition, the Company has significant receivables that turn over frequently from customers, brokers and dealers. To meet client needs, as a securities dealer, the Company may carry significant levels of trading inventories. As such, because of changes relating to customer needs, economic and market conditions and proprietary trading strategies, the Company's total assets or the individual components of total assets vary significantly from period to period. A relatively small percentage of total assets is fixed or held for a period of longer than one year. At March 31, 1999 and December 31, 1998, the Company's total assets were $90.3 billion and $72.3 billion, respectively.

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

         The Company maintains a $2.8 billion revolving credit facility with various banks, of which $1.7 billion may be unsecured. There were no borrowings outstanding under this agreement at March 31, 1999.

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

         In the first quarter of 1999, the Company filed a registration statement, which was subsequently amended on May 6, 1999, with the Securities and Exchange Commission relating to a proposed initial public offering of a new class of common stock that will track the performance of DLJdirect, its online brokerage business. Based on the amendment, the Company currently intends to offer 15 million shares of stock at $13.00-$15.00 per share

         During the first quarter of 1999, the Company has been active in raising additional long-term financing. In March 1999, the Company established a $2.0 billion senior or subordinated debt securities or preferred stock shelf registration. In April 1999, $650.0 million of 5 7/8% Senior Notes were issued from this shelf. In addition, $115.0 million of medium-term notes were issued at various rates and maturities.

The Company's current credit ratings of its long-term debt and commercial paper are as follows:

                                                  Long-Term Debt        Commercial Paper
                                                  --------------        ----------------
                 Duff & Phelps                          A                     D-1
                 Fitch IBCA                             A                     F-1
                 Moody's                                A3                    P-2
                 Standard & Poors                       A-                    A-2
                 Thomson BankWatch                      A+                   TBW-1

         The Company's principal wholly-owned subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") is subject to the capital requirements of the Securities and Exchange Commission, the New York Stock Exchange, Inc., the Commodities Futures Trading Commission and the Chicago
Board of Trade, all of
which regulate the general capital adequacy and liquidity of broker-dealers and/or futures commission merchants. DLJSC has consistently maintained capital substantially in excess of the minimum requirements of such capital rules. At March 31, 1999, DLJSC had aggregate regulatory "net capital," after adjustments required by Rule 15c3-1 under the Exchange Act, of approximately $1.2 billion, which exceeded minimum net capital requirements by $1.0 billion and which exceeded the net capital required by DLJSC's most restrictive debt covenants by $694.9 million. Certain of the Company's London-based broker-dealer subsidiaries are subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Other U.S. and foreign broker-dealer subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At March 31, 1999, the Company and its broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

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

Three Months Ended March 31, 1999 and 1998

         At March 31, 1999 and 1998, cash and cash equivalents totaled $2.1 billion and $247.4 million, an increase of $1.0 billion and a decrease of $25.7 million, respectively.

         Cash used in operating activities totaled $2.0 billion and $1.5 billion for the three months ended March 31, 1999 and 1998, respectively, and reflects primarily an increase in operating assets. In the first three months of 1999, there were increases in assets including financial instruments owned of $2.4 billion, and securities borrowed of $5.4 billion. These increases were partially offset by increases in liabilities including payables to brokers, dealers and other of $2.3 billion, securities loaned of $3.5 billion and financial instruments sold not yet purchased of $1.4 billion.

         For the three months ended March 31, 1999 and 1998, cash of $92.1 million and $246.3 million, respectively, was used in investing activities. These generally consist of purchases of long-term corporate development investments and office facilities.

         For the first three months of 1999 and 1998, net cash provided by financing activities totaled $3.2 billion and $1.7 billion, respectively, of which, $2.4 billion and $1.4 billion was provided by short-term financings (principally repurchase agreements). Additionally, in 1999, $648.3 million was provided by issuing Senior Notes and $115.0 million was provided by issuing medium-term notes.

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

     Options Contracts:
     -----------------
         Options contracts are typically written for a duration of less than 13 months and are included in the consolidated statements of financial condition at fair value Revenues from these activities (net of related interest expenses) were approximately $11.0 million and $15.1 million for the three months ended March 31, 1999 and 1998, respectively. Option writing revenues are primarily from the amortization of option premiums.

         The notional (contract) value, or the market value for cash instruments, of the written options contracts was approximately $8.4 billion and $6.7 billion at March 31, 1999 and 1998, respectively. These options contracts were covered by various financial instruments that the Company has purchased or sold as principal.

     Forward and Futures Contracts:
     ------------------------------
         The Company enters into forward purchases and sales contracts for mortgage-backed securities and foreign currencies. In addition, the Company enters into futures contracts on equity-based indices, foreign currencies and other financial instruments. Forward and futures contracts are treated as off-balance sheet items. Market risk is the price movement on the notional value of the contracts.

         For the three months ended March 31, 1999 and 1998, net trading losses on forward contracts were $43.0 million and $23.8 million and net trading (losses) on futures contracts were $18.0 million and $27.1 million, respectively.

Off-balance sheet values:

                                                        March 31, 1999                     March 31, 1998
                                                        --------------                     --------------
                                                 Purchases           Sales           Purchases          Sales
                                                 ---------           -------        -----------        --------
                                                                          (In millions)
Forward Contracts
 (Notional Contract Value)................        $ 54,108           $ 53,296        $ 23,288           $ 23,555
                                                  ========           ========        ========           ========

Futures Contracts and Options on
 Futures Contracts (Market Value).........         $ 2,258             $ 1,924        $ 1,210            $ 2,117
                                                   =======             =======        =======            =======

Swap Agreements:
----------------
         The notional (contract) value of swap agreements consisting primarily of interest rate and equity swaps, was approximately $13.1 billion and $8.0 billion at March 31, 1999 and December 31, 1998, respectively. The notional or contract amounts indicate the extent of the Company's involvement in the derivative instruments noted above. They do not measure the Company's exposure to market or credit risk and do not represent the future cash requirements of such contracts.

MERCHANT BANKING AND BRIDGE LENDING ACTIVITIES
----------------------------------------------

         The Company's merchant banking activities include investments in various partnerships, for which subsidiaries of the Company act as general partner, as well as direct investments in connection with its merchant banking activities. At March 31, 1999 the Company had investments of $427.1 million and has commitments to invest up to an additional $669.5 million.

         Equitable has committed, subject to approval by Equitable on a transaction-by-transaction basis, to provide $750.0 million of subordinated debt financing to the DLJ Bridge Fund. The Bridge Fund provides short-term loans in connection with DLJ's merchant banking and financial advisory businesses. The Company has agreed to pay Equitable the first $25.0 million of aggregate principal losses incurred by Equitable with respect to all bridge loans. To the extent such payments by the Company do not fully cover any such losses incurred by Equitable, Equitable is entitled to receive all other distributions otherwise payable to the Company with respect to DLJ Bridge Fund activities until such losses have been recovered. The Company has also agreed to pay Equitable the amount, if any, by which any principal loss on an individual loan exceeds $150.0 million. At March 31, 1999, the DLJ Bridge Fund has one individual bridge loan outstanding in excess of $150.0 million. At March 31, 1999, the DLJ Bridge Fund had extended $ 298.8 million of short-term bridge loans.

HIGH-YIELD AND OTHER NON-INVESTMENT GRADE DEBT
----------------------------------------------

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

         The Company records high-yield securities at market value and records non-investment grade holdings at market or fair value, except for senior bank debt which is carried at lower of cost or market. Unrealized gains and losses are recognized currently in earnings. Long and short financial holdings (excluding derivatives and structured notes) are as follows:

                                                           March 31,                         December 31,
                                                              1999                               1998
                                                       ------------------                ------------
                                                                           (In millions)
                                                     Long             Short             Long             Short
                                                  ----------        -----------     ------------      -----------
 High-Yield..................................      $   426.0           $ 209.4      $     429.3           $ 345.3
 Senior Bank Debt............................          961.6                 -          1,261.6                 -
 Foreign Sovereign Debt......................          522.2               1.9            423.6              13.8
 Mortgage Whole Loans .......................        1,125.2              30.1            722.3                 -
 Convertible Securities......................          549.7               5.6            460.6               8.0
 Other Non-Investment Grade..................          245.1              36.0            243.2              21.5
                                                  ----------        ----------      -----------        ----------

Totals......................................       $ 3,829.8           $ 283.0        $ 3,540.6           $ 388.6
                                                  ==========        ==========      ===========        ==========

RISK MANAGEMENT AND VALUE AT RISK
---------------------------------

         For a description of the Company's risk management policies and procedures and value-at-risk ("VAR") model, including such model's assumptions and limitations, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1998 Annual Report on form 10-K.

The Company-wide VAR was approximately $24.0 million and $22.0 million at March 31, 1999 and December 31, 1998, respectively. The Company-wide VAR is less than the sum of the individual components below due to the benefit of diversification among the risks presented below. The VAR for the two main components of market risk, expressed in terms of theoretical fair values at March 31, 1999 and December 31, 1998 is as follows:

                                                           March 31,       December 31,
                                                             1999             1998
                                                         -------------   ---------
                                                                (In millions)
                    Interest rate risk...............         $ 15              $ 16
                    Equity risk......................         $ 11              $ 11

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

         The Company has inventoried all systems, identified mission critical systems (those systems where loss of their function would result in an immediate stoppage or significant impairment to core business areas) and determined which of these systems are not Year 2000 compliant. The Company's correspondent clearance business has renovated, tested and returned all of its non-Year 2000 compliant applications to production, as remediation has been completed. With respect to the rest of the Company's systems, all mission critical systems have been renovated, implemented and tested. The same process is being performed for non-critical systems and is expected to be completed by the second quarter of 1999. None of the Company's other major information technology projects have been affected significantly due to the implementation of the Year 2000 Project.

         The Company has identified all significant third parties, such as fiduciary agents, vendors, custodial banks, correspondents and facility operators, and has contacted them regarding their Year 2000 readiness. All such parties have assured the Company that they are taking the necessary steps to prepare for the Year 2000.

         The Company has completed various types of testing including the Securities Industry Association's industry-wide beta testing, electronic file testing with correspondents and vendor-supplied business applications testing. For each of the tests in which it has participated, the Company has achieved successful results. Throughout 1999, internal and external systems will continue to be tested to ensure that all remediated systems remain compliant.

Costs
-----

         The total cost to ensure that the Company's systems are Year 2000 compliant is not expected to be material to the Company's financial position. Based upon current information, the total cost of the Year 2000 project is currently estimated to be between $85 and $90 million, which has been approved by the Board of Directors of the Company. Based on progress to date, the current funding level has been found to be adequate. More than half of the Year 2000 budget is allocated to renovate and test applications. The budget includes Year 2000 compliance testing, full system testing, peer to peer testing with industry agencies, correspondents and third party vendors and other industry-wide testing. The budget also includes developing a contingency plan. Costs related to the Year 2000 project are expensed as incurred. At March 31, 1999, costs since inception totaled $86.0 million. The cost of the project is being funded by operations.

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

Contingencies
-------------

         The Company's action plan is designed to safeguard the interests of the Company and its customers; however, except as discussed below, a formal contingency plan does not exist. The Company is assessing contingency requirements and will develop a contingency plan by June 30, 1999. DLJ' s correspondent clearance business has a written general contingency plan, which covers a variety of independent events that may require recovery/contingency plans, including Year 2000 system failures. To enhance this plan, Year 2000-specific scenarios are being developed.

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

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. These matters have been updated as follows:

In the lawsuits involving Dayton Monetary Associates and Charles Davison, DLJSC and all the plaintiffs have reached settlements, which are all in the process of being completed. DLJ's management believes such settlements will not have a material adverse effect on the Company's consolidated financial condition or results of operations in any particular period.

With respect to the litigation in Texas State Court regarding National Gypsum, the State Court in an order dated March 1, 1999, granted motions for summary judgment filed by DLJSC and the other defendants. The plaintiffs have indicated that they intend to appeal.

On April 22, 1999, the complaint against DLJSC and the other defendants in the Rickel Home Centers case was dismissed. Plaintiff's time to appeal has not yet expired. Although there can be no assurance, DLJ's management does not believe that the ultimate outcome of this litigation will have a material adverse effect on DLJ's consolidated financial condition or DLJ's results of operations in any particular period.

The Mid-American Waste Systems action pending in the Ohio state court, and the Mid-American Waste Systems action pending in New York Supreme Court, were settled in May 1999, as against DLJSC, subject to completing settlement documentation. DLJ's management believes such settlements will not have a material adverse effect on DLJ's consolidated financial condition or results of operations in any particular period.

In November 1998, three purported class actions (Gillet v. Goldman, Sachs & Co. et al., Prager v. Goldman, Sachs & Co. et al., and Holzman v. Goldman, Sachs & Co. et al) were filed in the U.S. District Court for the Southern District of New York against more than 25 underwriters of initial public offering securities, including DLJSC. The complaints allege that defendants conspired to fix the "fee" paid for underwriting initial public offering securities by setting the underwriters' discount or "spread" at 7%, in violation of the federal antitrust laws. The complaints seek treble damages in an unspecified amount and injunctive relief as well as attorney's fees and costs. On March 15, 1999, the plaintiffs filed a Consolidated Amended Complaint captioned In re Public Offering Fee Antitrust Litigation. A motion by all defendants to dismiss the complaints on several grounds is pending. Separately, the U.S. Department of Justice has issued a Civil Investigative Demand to several investment banking firms, including DLJSC, seeking documents and information relating to "alleged" price fixing with respect to underwriting spreads in initial public offerings. The government has not made any charges against DLJSC or the other investment banking firms. DLJSC is cooperating with the Justice Department in providing the requested information and believes that no violation of law by DLJSC has occurred. Although there can be no assurance, DLJ's management does not believe that the ulimate outcome of these matters will have a material adverse affect on DLJ's consolidated financial condition. Based upon the information currently available to it, DLJ's management cannot predict whether or not these matters will have a material adverse effect on DLJ's results of operations in any particular period.

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

ITEM 5. OTHER INFORMATION

     The Company's Annual Meeting of Stockholders was held on April 21, 1999. At the meeting, (i) nineteen persons were elected as directors of the Company,
(ii) the selection of KPMG LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 1999 was ratified, (iii) the sale of $300,000,000 of common stock to Equitable was approved, and (iv) an amendment to the Company's 1996 Stock Option plan, including increasing the number of shares of common stock authorized under such plan by 15,000,000 was approved.

Election of Directors:

                       Nominee                              For          Withheld         Against
John S. Chalsty                                           119,088,408       106,899
Anthony F. Daddino                                        119,089,480       105,827
Henri de Castries                                         119,089,368       105,939
David DeLucia                                             119,089,110       106,197
Denis Duverne                                             119,086,768       108,539
Jane Mack Gould                                           119,087,883       107,424
Louis Harris                                              119,105,569        89,738
Michael Hegarty                                           119,088,413       106,894
Henri G. Hottinguer                                       119,124,380        70,927
Hamilton E. James                                         119,090,180       105,127
W. Edwin Jarmain                                          119,124,530        70,777
Francis Jungers                                           119,091,938       103,369
Edward D. Miller                                          119,085,877       109,430
Richard S. Pechter                                        119,091,255       104,052
Stuart M. Robbins                                         119,090,625       104,682
Joe L. Roby                                               119,089,980       105,327
W.J. Sanders III                                          116,345,384     2,849,923
Stanley B. Tulin                                          119,089,193       106,114
John C. West                                              119,107,212        88,095

Ratification of Auditors                                  119,136,648        26,716            31,943

Approval of the sale of common stock
   to Equitable in July 1998                              108,858,849        50,917           393,282

Approval of an amendment to
   the Company's 1996 Stock Option Plan                   102,348,952        49,745         6,904,351

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

3.1      Amended and Restated Certificate of Incorporation.

3.2      By-Laws.

11       Statement re: computation of basic earnings per share.

11.1     Statement re: computation of diluted earnings per share.

12       Ratio of earnings to fixed charges

12.1     Ratio of earnings to fixed charge and preferred dividends

27       Financial Data Schedule

(b) Reports on Form 8-K 1.
    1. Form 8-K dated January 11, 1999
    2. Form 8-K dated January 25, 1999
    3. Form 8-K dated March 16, 1999
    4. Form 8-K dated March 17, 1999
    5. Form 8-K dated April 21, 1999
    6. Form 8-K dated April 22, 1999

                                   Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       DONALDSON, LUFKIN & JENRETTE, INC.


May 14, 1999                             /s/ Anthony F. Daddino
                               --------------------------------------------
                               Anthony F. Daddino
                               Executive Vice President and Chief Financial
                               Officer
                               (On behalf of the Registrant and as
                                Principal Financial Officer)

                                 EXHIBIT INDEX



3.1 Amended and Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly report on Form 10-Q for the period ended March 31, 1998.

3.2 By-Laws. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-3, File No. 333-53499).

11       Statement re: computation of basic earnings per share.

11.1     Statement re: computation of diluted earnings per share.

12.      Ratio of earnings to fixed charges

12.1     Ratio of earnings to fixed charges and preferred dividends

27       Financial Data Schedule