Form 10-Q
period 1999-06-30
DONALDSON LUFKIN & JENRETTE INC /NY/
filed 1999-08-13
CIK 29646

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

                                       or
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____

                          Commission file number 1-6862

                       DONALDSON, LUFKIN & JENRETTE, INC.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                       13-1898818
---------------------------------            -----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

277 Park Avenue, New York, New York                         10172
---------------------------------------      -----------------------------------
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

As of August 4, 1999, the latest practicable date, there were 125,749,657 shares of DLJ Common Stock, $0.10 par value, and 18,400,000 shares of DLJdirect Common Stock, $0.10 par value, outstanding.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

Part I   FINANCIAL INFORMATION


                                                                                              Page

                                                                                             Number
                                                                                             ------
      Item 1. Financial Statements

              Donaldson, Lufkin & Jenrette Inc. Consolidated Financial Statements

               Condensed Consolidated Statements of Financial Condition
               at June 30, 1999 and December 31, 1998 (Unaudited)..........................    4

               Condensed Consolidated Statements of Income for the three
               and six months ended June 30, 1999 and 1998 (Unaudited) ....................    6

               Condensed Consolidated Statements of  Changes in Stockholders'
               Equity for the year ended December 31, 1998 and the six
               months ended June 30, 1999 (Unaudited)......................................    7

               Condensed Consolidated Statements of Cash Flows for the
               six months ended June 30, 1999 and 1998 (Unaudited).........................    8

               Notes to Condensed Consolidated Financial Statements
               (Unaudited).................................................................   10

              DLJdirect Combined Financial Statements

               Combined Statements of Financial Condition at June 30, 1999
               and December 31, 1998 (Unaudited)...........................................   26

               Combined Statements of Operations for the three and six months
               ended June 30, 1999 and 1998 (Unaudited) ...................................   27

               Combined Statements of  Changes in Allocated Equity for the
               year ended December 31, 1998 and the six months ended June
               30, 1999 (Unaudited)........................................................   28

               Combined Statements of Cash Flows for the six months ended
               June 30, 1999 and 1998 (Unaudited)..........................................   29

               Notes to Combined Financial Statements (Unaudited)..........................   30


               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                           TABLE OF CONTENTS-CONTINUED


                                                                                                Page

                                                                                               Number
                                                                                               ------
      Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations

                Donaldson, Lufkin & Jenrette Inc. Management's Discussion
                and Analysis of Financial Condition and Results of Operations.............       17

                DLJdirect Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................................       33


Part II    OTHER INFORMATION
      Item 1.  Legal Proceedings

               Donaldson, Lufkin & Jenrette Inc...........................................       25

      Item 6.  Exhibits and Reports on Form 8-K...........................................       39

               Signature..................................................................       40


PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS  -  DONALDSON, LUFKIN & JENRETTE, INC.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

            Condensed Consolidated Statements of Financial Condition (Unaudited) (In thousands, except share and per share data)



                                                                                      June 30,          December 31,
                                                                                        1999                1998
                                                                                      --------             --------
                                     ASSETS

Cash and cash equivalents....................................................        $  1,312,800      $   1,049,253
Cash and securities segregated for regulatory purposes or
   deposited with clearing organizations.....................................             225,398          1,043,225
Collateralized short-term agreements:
   Securities purchased under agreements to resell...........................          21,604,691         20,063,348
   Securities borrowed.......................................................          30,292,713         23,967,639
Receivables:
   Customers.................................................................           7,987,359          6,523,568
   Brokers, dealers and other................................................           4,427,953          3,773,251
Financial instruments owned, at value:
   U.S. government and agency................................................           7,687,620          5,973,394
   Corporate debt............................................................           6,395,844          4,441,492
   Foreign sovereign debt....................................................             584,804            423,736
   Mortgage whole loans......................................................           1,222,995            722,284
   Equity and other..........................................................           2,151,011          1,634,201
   Long-term corporate development investments...............................             567,215            473,756
Office facilities, at cost, (net of accumulated depreciation and
   amortization of $305,386 and $297,959, respectively)......................             493,490            450,706
Other assets and deferred amounts............................................           1,972,113          1,742,383
                                                                                   --------------     --------------

Total Assets.................................................................        $ 86,926,006       $ 72,282,236
                                                                                     ============       ============









     See accompanying notes to condensed consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

            Condensed Consolidated Statements of Financial Condition (Unaudited) (In thousands, except share and per share data)



                                                                                     June 30,          December 31,
                                                                                       1999                1998
                                                                                     --------             --------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Commercial paper and short-term borrowings......................................     $ 1,135,500       $     515,646
Collateralized short-term financings:
    Securities sold under agreements to repurchase..............................      37,927,782          35,775,580
    Securities loaned...........................................................      10,688,662           7,322,186
Payables:
    Customers...................................................................       7,217,634           6,847,046
    Brokers, dealers and other..................................................       6,592,621           3,053,337
Financial instruments sold not yet purchased, at value:
    U.S. government and agencies................................................       7,762,507           5,935,629
    Corporate debt..............................................................         630,638             523,909
    Equities and other..........................................................       3,474,877           2,479,411
Accounts payable and accrued expenses...........................................       2,132,331           2,282,413
Other liabilities...............................................................       1,128,400             937,377
                                                                                  --------------      --------------
                                                                                      78,690,952          65,672,534
                                                                                   -------------        ------------

Long-term borrowings............................................................       4,423,749           3,482,003
                                                                                  --------------        ------------

         Total liabilities......................................................      83,114,701          69,154,537
                                                                                   -------------        ------------

Company-obligated mandatorily redeemable preferred securities
    of subsidiary trust holding solely debentures of the Company................         200,000             200,000
                                                                                 ---------------      --------------

Stockholders' Equity:
    Preferred stock, 50,000,000 shares authorized:
       Series A Preferred Stock, at $50.00 per share liquidation
         preference (4,000,000 shares issued and outstanding)...................         200,000             200,000
       Series B Preferred Stock, at $50.00 per share liquidation
         preference (3,500,000 shares  issued and outstanding)..................         175,000             175,000
    Common Stock, 1,500,000,000 shares authorized:
       DLJ Common Stock ($0.10 par value; 500,000,000 shares authorized;
       125,719,457 and 122,812,558 shares issued
       and outstanding, respectively)...........................................          12,572              12,281
       DLJdirect Common Stock ($0.10 par value; 500,000,000 shares authorized;
       18,400,000 shares issued and outstanding;
       84,250,000 notional shares in respect of DLJ's retained interest)........           1,840                   -
    Restricted stock units (10,358,294 units authorized; 1,100,596
       and 2,082,236 units issued and outstanding, respectively)................          11,271              21,333
    Paid-in capital.............................................................       1,291,742             858,066
    Retained earnings...........................................................       1,918,837           1,657,710
    Accumulated other comprehensive income......................................              43               3,309
    Employee deferred compensation stock trust..................................          13,591              12,329
    Common stock issued to employee deferred compensation trust.................         (13,591)            (12,329)
                                                                                ----------------     ---------------

         Total stockholders' equity.............................................       3,611,305           2,927,699
                                                                                  --------------       -------------

Total Liabilities and Stockholders' Equity......................................    $ 86,926,006        $ 72,282,236
                                                                                    ============        ============






     See accompanying notes to condensed consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

             Condensed Consolidated Statements of Income (Unaudited)
                      (In thousands, except per share data)



                                                                   Three Months Ended June 30,         Six Months Ended June 30,
                                                                     1999              1998             1999              1998
                                                                   --------          --------         --------          --------
Revenues:
    Commissions...............................................    $   291,112       $  201,942       $   572,104        $  400,466
    Underwritings.............................................        409,454          343,146           666,368           649,304
    Fees......................................................        332,673          318,436           619,748           573,807
    Interest, net of interest to finance U.S. government,
      agency and mortgage-backed securities of
      $789,611, $782,747, $1,494,862, and
      $1,548,818, respectively................................        499,902          590,264           976,563         1,155,053
    Principal transactions-net:
      Trading.................................................        218,418           39,949           392,463           158,893
      Investment..............................................         25,155           47,195            28,179            88,493
    Other.....................................................         33,802           15,813            48,541            24,150
                                                                  -----------       ----------       -----------        ----------

       Total revenues.........................................      1,810,516        1,556,745         3,303,966         3,050,166
                                                                  -----------       ----------       -----------        ----------

Costs and Expenses:
    Compensation and benefits.................................        800,009          672,966         1,435,723         1,317,050
    Interest..................................................        380,651          378,241           736,604           752,107
    Brokerage, clearing, exchange fees and other..............         76,326           72,916           147,547           129,237
    Occupancy and equipment...................................         77,343           64,614           150,666           124,048
    Communications............................................         27,216           21,658            53,656            41,159
    Other operating expenses..................................        189,971          115,850           323,770           238,815
                                                                  -----------       ----------       -----------        ----------

       Total costs and expenses...............................      1,551,516        1,326,245         2,847,966         2,602,416
                                                                  -----------       ----------       -----------        ----------

Income before provision for income taxes......................        259,000          230,500           456,000           447,750
                                                                  -----------       ----------       -----------        ----------

Provision for income taxes....................................         93,350           88,200           168,700           171,300
                                                                  -----------       ----------       -----------        ----------
Net income....................................................    $   165,650       $  142,300       $   287,300        $  276,450
                                                                  ===========       ==========       ===========        ==========
Dividends on preferred stock..................................    $    5,289        $    5,289       $    10,578        $   10,732
                                                                  ===========       ==========       ===========        ==========


Earnings applicable to common shares..........................    $   160,361       $  137,011       $   276,722        $  265,718
                                                                  ===========       ==========       ===========        ==========

Earnings applicable to common shares:
    DLJ.......................................................    $   160,312       $  137,011       $   276,673        $  265,718
                                                                  ===========       ==========       ===========        ==========
    DLJdirect.................................................    $       49                         $       49
                                                                  ===========                        ===========

Earnings per share:
    DLJ
       Basic..................................................    $      1.28       $     1.17       $      2.22        $     2.29
       Diluted................................................    $      1.14       $     1.05       $      1.99        $     2.05
                                                                  ===========       ==========       ===========        ==========

    DLJdirect
       Basic..................................................    $      0.00                        $     0.00
       Diluted................................................    $      0.00                        $     0.00
                                                                  ===========                        ==========

Weighted average common shares:
    DLJ
       Basic..................................................        125,567          117,394           124,783           116,244
       Diluted................................................        140,400          130,661           139,313           129,795
                                                                  ===========       ==========       ===========        ==========

    DLJdirect
       Basic..................................................         18,400                            18,400
       Diluted................................................         20,423                            20,423
                                                                  ===========                        ===========





     See accompanying notes to condensed consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

  For the Year Ended December 31, 1998 and the Six Months Ended June 30, 1999
                     (In thousands, except per share data)



                                                  DLJ        DLJdirect      Restricted
                                 Preferred      Common        Common          Stock        Paid-in
                                   Stock         Stock         Stock          Units        Capital
                                  -------      --------       --------     -----------     -------

Balances at
  December 31, 1997 ........    $ 200,000      $ 11,185      $     --      $ 67,255      $ 440,926

Net income .................           --            --            --            --             --
Translation adjustment .....           --            --            --            --
   Total comprehensive
   income ..................                                       --

Dividends:
  Common stock
    ($0.25 per share) ......           --            --            --            --             --
  Preferred stock ..........           --            --            --            --             --
Issuance of Series B
   Preferred Stock .........      175,000            --            --            --             --
Sale of common stock
   to Equitable/AXA ........           --           500            --            --        299,500
Exercise of stock
   options, including
   related tax benefits ....           --           148            --            --         37,840
Conversion of
   restricted stock
   units to common
   stock, including
   related tax benefits ....           --           448            --       (45,890)        70,870
Forfeiture of restricted
    stock units ............           --            --            --           (32)            32
Tax benefit on distri-
   bution of employee
   stock trust .............           --            --            --            --          8,898
                                ---------      --------      --------      --------      ---------
Balances at
  December 31, 1998 ........     375,000         12,281            --        21,333        858,066

Net income .................          --             --            --            --             --
Translation adjustment .....          --             --            --            --             --
   Total comprehensive
   income ..................

Net proceeds from issuance
   of DLJdirect Common Stock
                                      --             --         1,840            --        344,772
Dividends:
  DLJ Common Stock
   ($0.125 per share) ......          --             --            --            --             --
  Preferred stock ..........          --             --            --            --             --
Exercise of stock
   options, including
   related tax benefits ....          --            190            --            --         63,626
Conversion of restricted
   stock units to
   common stock,
   including related
   tax benefits ............          --            101            --       (10,056)        25,272
Forfeiture of
restricted stock units .....          --             --            --            (6)             6
                                ---------      --------      --------      --------      ---------
Balances at
   June 30, 1999 ........... $   375,000    $    12,572   $     1,840   $    11,271    $ 1,291,742
                             ===========    ===========   ===========   ===========    ===========


                                                  Accumulated
                                                     Other
                                    Retained     Comprehensive
                                    Earnings        Income          Total
                                    --------        ------          -------
Balances at
  December 31, 1997 ........      $ 1,338,220      $ 3,904      $ 2,061,490

Net income .................          370,800           --          370,800
Translation adjustment .....               --         (595)            (595)
   Total comprehensive
   income ..................                                        370,205

Dividends:
  Common stock
    ($0.25 per share) ......          (30,000)          --          (30,000)
  Preferred stock ..........          (21,310)          --          (21,310)
Issuance of Series B
   Preferred Stock .........               --           --          175,000
Sale of common stock
   to Equitable/AXA ........               --           --          300,000
Exercise of stock
   options, including
   related tax benefits ....               --           --           37,988
Conversion of
   restricted stock
   units to common
   stock, including
   related tax benefits ....               --           --           25,428
Forfeiture of restricted
    stock units ............               --           --               --
Tax benefit on distri-
   bution of employee
   stock trust .............               --           --            8,898
                                   ----------     --------       ----------
Balances at
  December 31, 1998 ........        1,657,710        3,309        2,927,699

Net income .................          287,300           --          287,300
Translation adjustment .....               --       (3,266)          (3,266)
   Total comprehensive
   income ..................                                        284,034

Net proceeds from issuance
   of DLJdirect Common Stock
                                           --           --          346,612
Dividends:
  DLJ Common Stock
   ($0.125 per share) ......          (15,595)          --          (15,595)
  Preferred stock ..........          (10,578)          --          (10,578)
Exercise of stock
   options, including
   related tax benefits ....               --           --           63,816
Conversion of restricted
   stock units to
   common stock,
   including related
   tax benefits ............
                                           --           --           15,317
Forfeiture of
restricted stock units .....               --           --               --
                                  -----------    ---------      -----------
Balances at
   June 30, 1999 ...........      $ 1,918,837    $      43      $ 3,611,305
                                  ===========    =========      ===========



     See accompanying notes to condensed consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                 For the Six Months Ended June 30, 1999 and 1998



                                                                                               1999               1998
                                                                                          --------------    --------------
Cash flows from operating activities:
  Net income.......................................................................        $   287,300        $   276,450
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization..................................................             41,099             42,478
    Deferred taxes.................................................................            (43,453)            (7,003)
    Increase in unrealized appreciation of long-term corporate
      development investments......................................................            (29,649)            (2,042)
                                                                                         -------------       ------------
                                                                                               255,297            309,883
   (Increase) decrease in operating assets:
     Cash and securities segregated for regulatory
       purposes or deposited with clearing organizations...........................            817,827            483,309
     Securities purchased under agreements to resell...............................         (2,818,870)        (4,135,727)
     Securities borrowed...........................................................         (6,325,074)        (3,621,559)
     Receivables from customers....................................................         (1,463,791)        (2,343,150)
     Receivables from brokers, dealers and other...................................           (654,702)        (1,408,691)
     Financial instruments owned, at value.........................................         (4,847,167)        (2,277,625)
     Other assets..................................................................            (70,524)          (221,259)
   Increase (decrease) in operating liabilities:
     Securities sold under agreements to repurchase................................          2,818,870          4,135,727
     Securities loaned.............................................................          3,366,476            843,377
     Payables to customers.........................................................            370,588            723,818
     Payables to brokers, dealers and other........................................          3,539,284          1,685,062
     Financial instruments sold not yet purchased, at value........................          2,929,073          2,472,750
     Accounts payable and accrued expenses.........................................           (149,353)            99,177
     Other liabilities and deferred amounts .......................................            239,783            450,818
     Translation adjustment....................................................                 (3,266)              (412)
                                                                                         -------------       ------------

Net cash used in operating activities..............................................       $ (1,995,549)      $ (2,804,502)
                                                                                          ------------       ------------




     See accompanying notes to condensed consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                 For the Six Months Ended June 30, 1999 and 1998


                                                                                             1999               1998
                                                                                        ---------------    -------------
Cash flows from investing activities:
  Net (payments for) proceeds from:
    Purchases of long-term corporate development investments....................       $    (107,764)      $   (308,286)
    Sales of long-term corporate development investments........................              43,954            171,837
    Office facilities...........................................................             (87,056)           (76,522)
    Other assets................................................................            (112,580)          (262,901)
                                                                                        ---------------    -------------

Net cash used in investing activities...........................................            (263,446)          (475,872)
                                                                                        ---------------    -------------

Cash flows from financing activities:
  Net proceeds from (payments for):
    Short-term financings.......................................................           1,230,713          2,867,491
    Issuance of DLJdirect stock.................................................             346,612                  -
    Senior notes................................................................             648,738            643,076
    Senior secured floating rate notes..........................................            (111,179)                 -
    Subordinated revolving credit agreement.....................................                   -           (325,000)
    Medium-term notes...........................................................             404,508            124,562
    Other long-term debt........................................................                (321)            (8,248)
    Dividends...................................................................             (26,173)           (25,375)
    Issuance of Series B preferred stock........................................                   -            175,000
    Exercise of stock options...................................................              29,644             15,057
                                                                                        ---------------    -------------

Net cash provided by financing activities.......................................           2,522,542          3,466,563
                                                                                        ---------------    -------------

Increase in cash and cash equivalents...........................................             263,547            186,189

Cash and cash equivalents at beginning of period................................           1,049,253            273,164
                                                                                        ---------------    -------------

Cash and cash equivalents at end of period......................................         $ 1,312,800       $    459,353
                                                                                        ===============    =============



     See accompanying notes to condensed consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 1999


1.  Basis of Presentation

The condensed consolidated financial statements include Donaldson, Lufkin & Jenrette, Inc. and its subsidiaries ("DLJ Inc." or the "Company"). All significant intercompany balances and transactions have been eliminated. The Company is a majority-owned subsidiary of the Equitable Companies Incorporated and its subsidiaries (together, "Equitable"). The Company's separate financial statements reflect Equitable's cost basis, established in 1985 when Equitable acquired the Company.

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

2.  Issuance of DLJdirect Tracking Stock

In March 1999, the Company and the majority shareholder of the Company approved the authorization of the issuance by DLJ Inc. of a new series of common stock, DLJdirect Common Stock. The DLJdirect Common Stock is intended to track the separate performance of the Company's existing online discount brokerage and related investment services business ("Tracking Stock"). Prior to issuing DLJdirect Common Stock, the Company's existing Common Stock was designated as DLJ Common Stock and reflects the performance of the Company's primary businesses, i.e., Banking, Fixed Income, Equities and Financial Services, plus a 100% interest in DLJdirect. These operations are referred to as DLJ. On May 28, 1999, ("the closing date"), the Company issued, in an initial public offering,
18.4 million shares of DLJdirect Common Stock. The shares of DLJdirect Common Stock have no voting rights, except in certain limited circumstances. Net proceeds from the offering amounted to $343.2 million of which $235.9 million was allocated to DLJdirect.

Although the Company intends DLJdirect common stock to reflect the performance of DLJdirect, holders of DLJdirect Common Stock will be common stockholders of Donaldson, Lufkin & Jenrette, Inc. For this reason, holders of DLJdirect common stock will be subject to all of the risks associated with an investment in Donaldson, Lufkin & Jenrette, Inc. and all of its businesses, assets and liabilities.

The Company has the right to issue DLJ Common Stock in exchange for outstanding DLJdirect Common Stock at a premium at any time. The premium will be 25% for exchanges occurring in the 90 days after issuance and will decline ratably each quarter thereafter over a period of three years to 15%. However, the premium will be 10% if as a result of the enactment of legislative changes or administrative proposals or changes, the Company or our stockholders will, based on the legal opinion of our tax counsel, more likely than not be subject to tax upon issuance of the DLJdirect Common Stock or DLJ Common Stock or such stock will not be treated as stock of Donaldson, Lufkin & Jenrette, Inc. The Company has the right, at any time, to exchange stock of a subsidiary of Donaldson, Lufkin & Jenrette, Inc. for DLJdirect Common Stock if all of the assets and liabilities of DLJdirect are transferred to the subsidiary.

Earnings applicable to common shares for DLJ includes a 100% retained interest in DLJdirect for periods prior to the closing date and 82.1% for subsequent periods. Quarterly results reported by DLJ prior to the closing date were not affected by the issuance of the tracking stock. DLJ's retained interest in the earnings of DLJdirect for the quarter equals 100% for the period April-May 27, 1999 and 82.1% thereafter through June 30, 1999.

3.  Income Taxes

Income taxes for interim period condensed consolidated financial statements have been accrued using the

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)


Company's estimated effective tax rate. Federal income taxes paid for the six months ended June 30, 1999 and 1998 were $106.5 million and $14.7 million, respectively.

4.  Borrowings

Short-term borrowings are generally demand obligations with interest approximating Federal fund rates. Such borrowings are generally used to facilitate the securities settlement process, to finance securities inventories and to finance securities purchased by customers on margin.

In 1998, the Company introduced a $1.0 billion commercial paper program. Obligations issued under this program (the "Notes") are exempt from registration under the Securities Act of 1933, as amended under Section 4(2) (the "Securities Act"). At June 30, 1999, there were $194.0 million Notes outstanding under this program.


Long-term borrowings:                                                                         June 30,         December 31,
                                                                                                1999               1998
                                                                                              --------           --------
                                                                                                    (In thousands)
Senior notes, 5.875%-6.875% due various dates through 2008............................       $ 2,039,774         $ 1,391,036
Medium-term notes, 5.10% - 6.90% due various dates through 2016.......................         1,451,155           1,046,647
Senior secured floating rate notes due 2005...........................................           338,821             450,000
Global floating rate notes, due in 2002...............................................           348,581             348,357
Subordinated exchange notes 9.58%  due 2003...........................................           225,000             225,000
Other borrowings......................................................................            20,418              20,963
                                                                                           -------------         -----------

     Total long-term borrowings.......................................................       $ 4,423,749         $ 3,482,003
                                                                                             ===========         ===========

Current maturities....................................................................      $    390,584        $    100,973
                                                                                            ============        ============


In March 1999, the Company established a $2.0 billion shelf of debt securities or preferred stock. During the quarter ended March 31, 1999, the Company issued $650.0 million 5 7/8% senior notes due 2002 from this shelf. During the quarter ended June 30, 1999, the Company issued $290.0 million of medium-term notes that mature at various dates through 2004 from this $2.0 billion shelf.

In the second quarter of 1999, the Company purchased $111.2 million of its Senior secured floating rate notes.

For the six months ended June 30, 1999 and 1998, interest paid on all borrowings and financing arrangements amounted to $2.2 billion and $2.3 billion, respectively.

5.  Long-term Corporate Development Investments

Long-term corporate development investments represent the Company's involvement in private debt and equity investments. These investments generally have no readily available market or may otherwise be restricted as to resale under the Securities Act of 1933; therefore, these investments are carried at estimated fair value as determined by the Finance Committee of the Board of Directors. The cost of these investments was $536.1 million and $472.3 million at June 30, 1999 and December 31, 1998, respectively. For the six months ended June 30, 1999 and 1998, the increase in net unrealized appreciation amounted to $29.6 million and $2.0 million, respectively. Changes in unrealized appreciation (depreciation) arising from changes in fair value or upon realization are reflected in revenues, principal transactions-net, investment revenues in the condensed consolidated statements of income.

6.  Net Capital

The Company's principal wholly-owned subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"), is a registered broker-dealer, a registered futures commission merchant and member firm of The New York Stock Exchange, Inc. (the "NYSE"). Accordingly, DLJSC is subject to the minimum net capital requirements of the Securities and Exchange Commission, NYSE and the Commodities Futures Trading Commission. As such, it is subject to NYSE's net capital rule, which conforms to the Uniform Net Capital Rule pursuant to rule 15c3-1 of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). Under the alternative method permitted by this rule, the required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds whichever is greater. If a member firm's capital is less than four

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)


percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm's net capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. At June 30, 1999, DLJSC's net capital of approximately $1.3 billion was 16.41 percent of aggregate debit balances and in excess of the minimum requirement by approximately $1.1 billion.

Certain of the Company's London-based broker-dealer subsidiaries are subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Other U.S. and foreign broker-dealer subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At June 30, 1999, the Company and its broker-dealer subsidiaries complied with all applicable regulatory capital adequacy requirements.

7.  Earnings Per Share

Earnings per common share amounts for periods after the closing date have been calculated using the two class method. The two-class method is an earnings allocation formula that determines the earnings per share for each class of common stock according to participation rights in undistributed earnings.

For DLJ, basic earnings per common share represents earnings applicable to common shares (including its retained interest in DLJdirect) divided by the weighted average actual common shares outstanding, i.e., excluding the effect of potentially dilutive securities. Diluted earnings per common share include the dilutive effects of the Restricted Stock Unit Plan and the dilutive effect of options calculated under the treasury stock method.

For DLJdirect, basic earnings per share is calculated by dividing earnings applicable to common shares for the period the tracking stock was outstanding (May 28, 1999 to June 30, 1999) by the weighted average actual common shares outstanding. Diluted earnings per common share include the dilutive effect of options calculated under the treasury stock method. Net income for DLJdirect for such period was $271 thousand of which 82.1% or $222 thousand is applicable to the retained interest of DLJ and 17.9% or $49 thousand is applicable to common shareholders of DLJdirect. DLJ's retained interest excludes the effect of the 10 million shares of common stock that have been reserved for issuance under the DLJdirect Stock Option Plan. For the quarter and six months ended June 30, 1999, earnings per share for DLJdirect rounds to less than $0.01. Earnings per share for DLJdirect for periods prior to the closing date are not presented as such amounts are not meaningful.

The numerators and denominators of the basic and diluted earnings per common share computations include the following items:


                                                                          Three Months Ended            Six Months Ended
                                                                               June 30,                      June 30,
DLJ Common Stock                                                          1999          1998          1999           1998
----------------                                                         ------        ------        ------         -----
                                                                                           (In thousands)
 Earnings applicable to Common Shares-Basic and Diluted...........       $ 160,312    $ 137,011      $ 276,673     $ 265,718
                                                                         =========    =========      =========     =========

 Weighted Average Common Shares-Basic.............................         125,567      117,394        124,783       116,244

 Effect of Dilutive Securities:
   Restricted stock units.........................................             946        1,929          1,114         2,746
   Stock options..................................................          13,887       11,338         13,416        10,805
                                                                         ---------   ----------     ----------     ---------

Weighted Average Common Shares-Diluted............................         140,400      130,661        139,313       129,795
                                                                         =========    =========      =========     =========

DLJdirect Common Stock
----------------------

 Earnings applicable to Common Shares-Basic and Diluted...........       $      49                   $      49
                                                                         =========                   =========


 Weighted Average Common Shares-Basic.............................          18,400                      18,400

 Effect of Dilutive Securities:
   Stock options..................................................           2,023                       2,023
                                                                         ---------                  ----------

Weighted Average Common Shares-Diluted............................          20,423                      20,423
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

The notional (contract) value, or the market value for cash instruments, of the written options was $12.1 billion at June 30, 1999 and $5.1 billion at December 31, 1998. These options contracts were covered by the following financial instruments:


                                                                                     June 30,      December 31,
                                                                                       1999            1998
                                                                                     --------        ---------
                                                                                           (In millions)
       U.S. government, mortgage-backed securities and options thereon...........     $  4,286         $ 3,396
       Foreign sovereign debt securities.........................................           35              89
       Forward rate agreements...................................................            -              38
       Futures contracts.........................................................          293              76
       Interest rate swaps.......................................................        4,462             650
       Equities and other........................................................        3,066             895
                                                                                      --------         -------
                  Total..........................................................     $ 12,142         $ 5,144
                                                                                      ========         =======



The trading revenues from writing options (net of related interest expense) were approximately $38.4 million and $40.8 million, for the six months ended June 30, 1999 and 1998, respectively. The fair value of certain written options is measured by the unamortized premiums and the intrinsic value determined from various pricing sources. The average fair value of the options was approximately $324.1 million at June 30, 1999 and $304.3 million at December 31, 1998. The fair value of the options was approximately $369.1 million at June 30, 1999 and $397.1 million at year-end 1998.

Forwards and Futures

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


                                                                                          June 30,       December 31,
Off-balance sheet values:                                                                   1999             1998
                                                                                            ----             ----
                                                                                                (In millions)
Forward Contracts:
     Purchased at notional (contract) value...................................          $ 41,596         $ 41,254
     Sold at notional (contract) value........................................          $ 44,353         $ 39,767

Futures Contracts and Options on Futures Contracts:
     Purchased at market value................................................          $   1,573        $   1,184
     Sold at market value.....................................................          $   2,286        $   1,607


                                                                                          June 30,       December 31,
Values included in the consolidated financial statements:                                   1999             1998
                                                                                            ----             ----
                                                                                                (In millions)
Forward Contracts:
     Average fair values included in liabilities during the period................      $      19        $       2
     Unrealized gains included in total assets at end of period...................      $     230        $     263
     Unrealized losses included in total liabilities at end of period.............      $     235        $     269

Futures Contracts:
     Average fair values included in assets (liabilities) during the period.......      $       9        $     (23)
     Unrealized gains included in total assets at end of period...................      $       7        $       4
     Unrealized losses included in total liabilities at end of period.............      $       4        $       1



Average fair values were computed using month-end averages. For forward contracts, the fair values are estimated based on dealer quotes, pricing models or quoted prices for financial instruments with similar characteristics. For futures contracts, the fair values are measured by reference to quoted market prices.

Net trading gains (losses) on forward contracts were $(101.6) million and $45.5 million and net trading gains (losses) on futures contracts were $39.4 million and $(26.2) million for the six months ended June 30, 1999 and 1998, respectively.

Swaps

The notional (contract) value of swap agreements, consisting primarily of interest rate and equity swaps, was approximately $15.5 billion and $8.0 billion at June 30, 1999 and December 31, 1998, respectively. The notional or contract amounts indicate the extent of the Company's involvement in the derivative instruments noted above. They do not measure the Company's exposure to market or credit risk and do not represent the future cash requirements of such contracts.

9.  Commitments and Contingencies

The Company issues letters of credit for which it is contingently liable for $576.2 million at June 30, 1999.

The Company has outstanding commitments, expiring on March 16, 2000, to finance $150.0 million to third parties to be secured by mortgage loans on real estate properties. At June 30, 1999, unfunded commitments outstanding under this facility amounted to $30.0 million. In addition, the Company enters into commitments to extend credit to non-investment grade borrowers in connection with the origination and syndication of senior bank debt. At June 30, 1999, unfunded senior bank loan commitments outstanding amounted to $228.7 million.

At June 30, 1999, the Company has commitments of $621.9 million to invest on a side by side basis with merchant banking partnerships.

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


10. Industry Segment and Geographic Data

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

                                                              Fixed                     Financial
                                               Banking       Income       Equities      Services     Elimination
                                                Group         Group         Group         Group        & Other        Total
                                                -----         -----         -----         -----        -------        -----
                                                         (in millions)
For the Quarters Ended:
-----------------------
June 30, 1999
Net revenues from external sources.......      $ 476.8       $ 289.8       $ 247.0       $ 358.8     $   (61.8)      $ 1,310.6
Net intersegment revenues................          0.0           0.2          (1.1)         26.5         (25.6)            0.0
Net interest revenue.....................         (2.3)         27.5           6.0          63.0          25.1           119.3
                                               -------       -------       -------       -------     ---------       ---------
   Total net revenues....................      $ 474.5       $ 317.5       $ 251.9       $ 448.3     $   (62.3)      $ 1,429.9
                                               =======       =======       =======       =======     ==========      =========

Income before income taxes...............      $ 126.0       $ 110.8      $   24.8       $  83.7      $  (86.3)      $   259.0
                                               =======       =======       =======       =======     ==========      =========

June 30, 1998
Net revenues from external sources.......      $ 466.2       $ 193.5       $ 172.3       $ 243.2      $ (109.2)      $   966.0
Net intersegment revenues................           --           0.5          (0.9)         11.6         (11.2)            0.0
Net interest revenue.....................         (3.9)         30.9           0.5          56.3         128.6           212.4
                                               -------       -------       -------       -------     ---------       ---------
   Total net revenues....................      $ 462.3       $ 224.9       $ 171.9       $ 311.1     $     8.2       $ 1,178.4
                                               =======       =======       =======       =======     ==========      =========

Income before income taxes...............      $ 146.1       $  78.0      $    8.1       $  47.4      $  (49.1)      $   230.5
                                               =======       =======       =======       =======     ==========      =========

For the Six Months Ended:
-------------------------
June 30, 1999
Net revenues from external sources.......      $ 800.8       $ 471.1       $ 456.1       $ 677.8     $   (78.4)      $ 2,327.4
Net intersegment revenues................          0.0           0.2          (2.2)         40.8         (38.8)            0.0
Net interest revenue..                            (3.8)         55.6          11.4         124.7          52.1           240.0
                                               -------       -------       -------       -------     ---------       ---------
   Total net revenues....................      $ 797.0       $ 526.9       $ 465.3       $ 843.3     $   (65.1)      $ 2,567.4
                                               =======       =======       =======       =======     ==========      =========

Income before income taxes...............      $ 204.3       $ 173.6      $   49.5       $ 174.4      $ (145.8)      $   456.0
                                               =======       =======       =======       =======     ==========      =========

June 30, 1998
Net revenues from external sources.......      $ 815.8       $ 431.2       $ 366.1       $ 481.6      $ (200.0)      $ 1,894.7
Net intersegment revenues................          0.0           1.0          (1.4)         24.7         (24.3)            0.0
Net interest revenue.....................         (4.6)         63.5           1.6         104.9         238.0           403.4
                                               -------       -------       -------       -------     ---------       ---------
   Total net revenues....................      $ 811.2       $ 495.7       $ 366.3       $ 611.2     $    13.7       $ 2,298.1
                                               =======       =======       =======       =======     ==========      =========

Income before income taxes...............      $ 257.0       $ 172.7       $  38.9       $  92.0     $  (112.8)      $   447.8
                                               =======       =======       =======       =======     ==========      =========

                                                              Fixed                     Financial
                                               Banking       Income       Equities      Services     Elimination
                                                Group         Group         Group         Group        & Other        Total
                                                -----         -----         -----         -----        -------        -----
Balance sheet data:                                                            (in millions)
June 30, 1999
Segment assets..........................     $ 1,306.1    $ 55,938.7     $ 3,718.2    $ 24,353.9     $ 1,609.1      $ 86,926.0
                                             =========    ==========     =========    ==========     =========      ==========

December 31, 1998
Segment assets..........................     $ 1,132.0    $ 45,683.7     $ 2,694.9    $ 19,925.0     $ 2,846.6      $ 72,282.2
                                             =========    ==========     =========    ==========     =========      ==========

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a reconciliation of the Company's reported income before provision for income taxes to the Company's consolidated totals:

                                                                                      June 30,
                                                                               1999               1998
                                                                        --------------------------------------
                                                                                    (in millions)
Income before provision for income taxes:
-----------------------------------------
Total income for reported segments.................................         $    601.8         $    582.0
All other income (losses)..........................................              (27.0)              34.0
Consolidation/elimination (1)......................................             (118.8)            (168.2)
                                                                           -----------        -----------
   Total income before provision for income taxes..................         $    456.0         $    447.8
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

The Company's principal operations are located in the United States. The Company maintains offices in Europe, Latin America and Asia, with the majority of business done through the London offices. The following are net revenues by geographic region:
                                              June 30,
                                       1999               1998
                                  --------------------------------------
                                            (in millions)

United States.....................    $  2,201.0          $ 2,032.0
Other foreign.....................         366.4              266.1
                                      ----------          ---------

      Total.......................    $  2,567.4          $ 2,298.1
                                      ==========          =========

11. Legal Proceedings.

Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and Form 10-Q for the quarter ended March 31, 1999. These matters have been updated as follows:

In the Rickel Home Center and National Gypsum cases, the plaintiffs have filed appeals.

In the Dayton Monetary Associates, Davison, and Mid-American Waste Systems actions, the settlements have been completed without a material adverse effect on DLJ's consolidated financial condition or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - DONALDSON, LUFKIN & JENRETTE, INC.

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

         Economic growth in the U.S. was robust during the second quarter of 1999. Continued growth in equity trading activity resulted in all major market indices achieving record highs. Average daily volume on the major exchanges increased 19% from a year ago. The equity markets in Asia continue to recover based on restructuring and better fundamental economics. Europe, however, is experiencing weak economic growth. On June 30, the Federal Reserve increased interest rates by 25 basis points. In addition, merger and acquisition activity continued at a near record pace in the second quarter of 1999, primarily in the pan-European markets. Acquisitions of non-U.S. firms were $631 billion in the six months of 1999 versus $454 billion for the same period a year ago. Merger and acquisition activity crossed industry sectors and borders, and reflects the trends of consolidation and deregulation.

RECENT DEVELOPMENTS

         In March 1999, the Board of Directors of Donaldson, Lufkin & Jenrette ("DLJ Inc. or the Company") and the majority shareholder of the Company approved the authorization of the issuance by DLJ Inc. of a new series of common stock, DLJdirect Common Stock. The DLJdirect Common Stock is intended to track the separate performance of the Company's existing online discount brokerage and related investment services business ("Tracking Stock"). Prior to issuing DLJdirect Common Stock, the Company's existing Common Stock was designated as DLJ Common Stock and reflects the performance of the Company's primary businesses, i.e., Banking, Fixed Income, Equities and Financial Services, plus a 100% interest in DLJdirect. These operations are referred to as DLJ. On May 28, 1999, ("the closing date"), the Company issued in an initial public offering,
18.4 million shares of DLJdirect Common Stock. The shares of DLJdirect Common Stock have no voting rights, except in certain limited circumstances. Net proceeds from the offering amounted to $343.2 million of which $235.9 million was allocated to DLJdirect Common Stock.

RESULTS OF OPERATIONS

Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

         Total revenues for the quarters ended June 30, 1999 and 1998 were $1.8 billion and $1.6 billion. Increases in commissions, underwritings, fees and trading were offset by decreases in interest. Changes in net revenues from external sources for each of the Company's industry segments were: Banking Group revenues increased by $10.6 million primarily as a result of record underwriting revenues offset by reduced merchant banking gains; Equities Group revenues increased by $74.7 million primarily as a result of increased commissions in the international equities area, Fixed Income Group revenues increased by $96.3 million, principally as a result of increased trading gains in the high yield and mortgage-backed securities areas. Financial Services Group revenues increased by $115.6 million primarily as a result of increased brokerage and correspondent clearance commission revenues and fee income in the Company's correspondent and online brokerage businesses.

         Commission revenues increased by $89.2 million or 44.2% to $291.1 million due to increased business in virtually all areas and is consistent with the overall growth in listed share volume on major equity exchanges.

         Underwriting revenues increased by $66.4 million or 19.4% to $409.5 million, primarily as a result of increases in high yield and high grade corporate underwritings, as well as international transactions.

         Fee revenues increased by $14.3 million or 4.5% to $332.7 million. These results reflect primarily the Company's continuing market share growth in global merger and acquisitions advisory transactions. In addition, fee income in the Company's corespondent and online brokerage businesses increased due to customer demand for a variety of portfolio advisory and technology services.

         Interest, net of interest expense to finance U.S. government, agency and mortgage-backed securities, decreased by $90.4 million or 15.3% to $499.9 million. All of the decrease resulted from the decrease in emerging markets proprietary trading. (The Company ceased proprietary trading in emerging markets in the third quarter of 1998). If the impact of the firm's proprietary trading activities in emerging markets during the second quarter of 1998 were excluded, net interest income would have increased 14.3%. In most other areas there were increases in balances of lending activity, which were offset in part by reductions in interest rates charged.

         Principal transactions-net, trading revenues increased by $178.5 million to $218.4 million primarily from international trading gains and the elimination in 1999 of trading losses in the Emerging Markets group. If the impact of the firm's proprietary trading activities in emerging markets during the second quarter of 1998 were excluded, net trading revenues would have increased 109.5%

         Principal transactions-net, investment revenues decreased by $22.0 million or 46.6% to $25.2 million. The reduction in realized gains on sales of investments was $39.1 million. Net unrealized carrying values increased by $17.0 million, which includes the elimination of net unrealized appreciation of $2.4 million on investments sold and an increase in net unrealized appreciation of $19.4 million on retained investments.

         Total costs and expenses for the second quarter of 1999 were $1.6 billion, an increase of $225.3 million or 16.4% over the second quarter of 1998, primarily due to growth at Pershing as well as the Company's international expansion in Europe.

         Compensation and benefits increased $127.0 million or 18.9% to $800.0 million. Incentive and production-related compensation increased by 15.8% in 1999 and base compensation, including benefits and all payroll taxes, increased by 28.7% primarily due to the Company's significant expansion in Europe. At June 30, 1999, full-time personnel totaled 9,048 compared to 7,710 at June 30, 1998, an increase of 1,338 or 17.4%.

         Interest expense increased $2.5 million or 0.7% to $380.7 million due to increased inventory positions in the second quarter of 1999 offset in part by reduced interest rates and reduced proprietary trading in emerging markets.

         All other expenses, as noted below, increased by $95.7 million or 34.7% to $370.8 million from the second quarter of 1998.

         Brokerage, clearing, exchange fees and other expenses increased by $3.4 million due to increased share volume and transaction fee payments. Occupancy and equipment costs increased by $12.7 million primarily as a result of the Company's domestic and international expansion. Communications costs increased by $5.5 million due to expanded facilities and overall growth in professional staff and transaction volume. All other operating expenses increased by $74.1 million. Included therein are professional fees, travel and entertainment, and printing and stationery which increased due to an overall increase in the level of business activity. Data processing costs increased due to expansion of the Company's international operations and the implementation and development of new systems. In addition, these costs increased due to the overhaul of the on-line customer trading and information system for the Company's correspondent brokerage network as well as costs relating to the Year 2000 project.

         The changes in income before income taxes for each industry segment were: Banking Group pre-tax income decreased by $20.1 million, primarily as a result of decreased underwriting revenues and a reduction in merchant banking gains; Equities Group pre-tax income increased by $1.1 million as continued investment spending related to international expansion was more than offset by the related increases in commission and underwriting revenues; Fixed Income Group pre-tax income increased by $32.8 million as a result of increased trading gains offset by decreased underwriting revenues in the high yield and real estate finance areas; Financial Services Group pre-tax income increased $30.5 million as a result of increased brokerage and correspondent clearance commissions and fees earned by the Company's asset management, and correspondent and online brokerage businesses.

         The Company's income tax provision for the second quarter of 1999 and 1998 was $93.4 million and $88.2 million, respectively, which represented a 36% and 38.25% effective tax rate, respectively.

         Net income for the quarter ended June 30, 1999 was $165.7 million, an increase of $23.4 million or 16.4% from the comparable 1998 period. Basic and diluted earnings per common share, using the treasury stock method were $1.28 and $1.17 and $1.14 and $1.05 for the second quarter of 1999 and 1998, respectively.

Six Months Ended June 30, 1999 Compared to Six Ended June 30, 1998

         Total revenues for the six months ended June 30, 1999 and 1998 were $3.3 billion and $3.1 billion, respectively. Increases in commissions, underwriting, fees and trading were offset by decreases in interest. Changes in net revenues from external sources for each of the Company's industry segments were: Banking Group revenues decreased by $15.0 million primarily as a result of decreased underwriting revenues from the 1998 record levels and reduced merchant banking gains; Equities Group revenues increased $90.0 million primarily as a result of increased commission revenues in its non-dollar equities trading in London and Hong Kong; Fixed Income Group revenues increased by $39.9 million principally as a result of increases in trading gains offset by decreased underwriting revenues in the high yield and real estate finance areas; Financial Services Group revenues increased by $196.2 million primarily as a result of increased brokerage and correspondent clearance commission revenues and fee income in the Company's asset management, and correspondent and online brokerage businesses.

         Commission revenues increased by $171.6 million or 42.8% to $572.1 million due to increased business in all areas and is generally consistent with the overall growth in listed share volume on major equity exchanges.

         Underwriting revenues increased by $17.1 million or 2.6% to $666.4 million, primarily as a result of increases on fixed income underwritings as well as international transactions.

         Fee revenues increased by $45.9 million or 8.0% to $619.7 million. These results reflect primarily the Company's continuing market share growth in both global merger and acquisitions advisory transactions. Fees related to increased customer demand for a variety of portfolio advisory and technology services at the Company's correspondent brokerage and online brokerage business also increased from the prior year.

         Interest, net of interest expense to finance U.S. government, agency and mortgage-backed securities, decreased by $178.5 million or 15.5% to $976.6 million. All of the decrease resulted from the decrease in emerging markets proprietary trading. (The Company ceased proprietary trading in emerging markets in the third quarter of 1998). If the impact of the firm's proprietary trading activities in emerging markets during the first six months of 1998 were excluded, net interest income would have increased 10.9%. In most other areas there were increases in balances of lending activity, which were offset in part by reductions in interest rates charged. Increases in balances of lending activity were more than offset by reductions in interest rates charged.

         Principal transactions-net, trading revenues increased by $233.6 million or 147% to $392.5 million primarily from improvements in most areas and the elimination in 1999 of trading losses in the Emerging Markets group. If the impact of the firm's proprietary trading activities in emerging markets during the first quarter of 1998 were excluded, net trading revenues would have increased 46.0%.

         Principal transactions-net, investment revenues decreased by $60.3 million or 68.1% to $28.2 million. The reduction in realized gains on sales of investments was $ 87.9 million. Net unrealized carrying values increased by $27.6 million, which includes the elimination of net unrealized depreciation of $9.9 million on investments sold and an increase in net unrealized appreciation of $17.7 million on retained investments.

         Total costs and expenses for the second quarter of 1999 were $2.8 billion, an increase of $245.6 million or 9.6% over the second quarter of 1998, primarily due to growth at Pershing as well as the Company's international expansion in Europe.

         Compensation and benefits increased $118.6 million or 9.0% to $1,435.7 million. Incentive and production-related compensation increased by 3.3% in 1999 primarily because the six months of 1998 included a $29 million provision for costs associated primarily with the Company's plans for significant expansion in Europe. Base compensation, including benefits and all payroll taxes, increased by 27.1% due to expansion in various business groups. At June 30, 1999, full-time personnel totaled 9,048 compared to 7,710 at June 30, 1998, an increase of 1,338 or 17.4%.

         Interest expense decreased $15.5 million or 2.1% to $736.6 million due to the reduction of proprietary trading in emerging markets offset by increased borrowings at lower interest rates.

         All other expenses, as noted below, increased by $142.5 million or 26.7% to $675.7 million over the six months of 1998.

         Brokerage, clearing, exchange fees and other expenses increased by $18.3 million due to increased share volume and transaction fee payments. Occupancy and equipment costs increased by $26.7 million as a result of the Company's domestic and international expansion. Communications costs increased by $12.5 million due to expanded facilities and overall growth in professional staff and transaction volume. All other operating expenses increased by $85.0 million. Included therein are professional fees, travel and entertainment, and printing and stationery which increased due to an overall increase in the level of business activity. Data processing costs increased due to expansion of the Company's international operations and the implementation and development of new systems. In addition, these costs increased due to the overhaul of the on-line customer trading and information system for the Company's correspondent brokerage network as well as costs relating to the Year 2000 project.

         The changes in income before income taxes for each industry segment were: Banking Group pre-tax income decreased by $52.7 million, primarily as a result of decreased underwriting revenues and reduced merchant banking gains; Equities Group pre-tax income decreased by $5.0 million as continued investment spending related to international expansion more than offset the related increase in revenues; Fixed Income Group pre-tax income increased by $0.9 million as decreased underwriting revenues in the high yield and real estate finance areas were more than offset by strong trading gains; Financial Services Group pre-tax income increased $76.6 million as a result of increased brokerage and correspondent clearance commissions and fee income.

         The Company's income tax provision for the six months of 1999 and 1998 was $168.7 million and $171.3 million, respectively, which represented a 37% and 38.25% effective tax rate, respectively.

         Net income for the six months ended June 30, 1999 was $287.3 million, an increase of $10.8 million or 3.9% from the comparable 1998 period. Basic and diluted earnings per common share, using the treasury stock method were $2.22 and $2.29 and $1.99 and $2.05 for the six months ended June 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's assets are highly liquid with the majority consisting of securities inventories and collateralized receivables, both of which fluctuate depending on the levels of proprietary trading and customer business. Such collateralized receivables consist primarily of resale agreements and securities borrowed, both of which are secured by U.S. government and agency securities, and marketable corporate debt and equity securities. In addition, the Company has significant receivables that turn over frequently from customers, brokers and dealers. To meet client needs, as a securities dealer, the Company may carry significant levels of trading inventories. As such, because of changes relating to customer needs, economic and market conditions and proprietary trading strategies, the Company's total assets or the individual components of total assets vary significantly from period to period. A relatively small percentage of total assets is fixed or held for a period of longer than one year. At June 30, 1999 and December 31, 1998, the Company's total assets were $86.9 billion and $72.3 billion, respectively.

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

         The Company maintains a $2.5 billion revolving credit facility with various banks, of which $1.9 billion may be unsecured. There were no borrowings outstanding under this agreement at June 30, 1999.

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

         In March 1999, the Board of Directors of Donaldson, Lufkin & Jenrette ("DLJ Inc. or the Company") and the majority shareholder of the Company approved the authorization of the issuance by DLJ Inc. of a new series of common stock, DLJdirect Common Stock. The DLJdirect Common Stock is intended to track the separate performance of the Company's existing online discount brokerage and related investment services business ("Tracking Stock"). Prior to issuing DLJdirect Common Stock, the Company's existing Common Stock was designated as DLJ Common Stock and reflects the performance of the Company's primary businesses, i.e., Banking, Fixed Income, Equities and Financial Services, plus a 100% interest in DLJdirect. These operations are referred to as DLJ. On May 28, 1999, ("the closing date"), the Company issued in an initial public offering,
18.4 million shares of DLJdirect Common Stock. The shares of DLJdirect Common Stock have no voting rights, except in certain limited circumstances. Net proceeds from the offering amounted to $343.2 million of which $235.9 million was allocated to DLJdirect.

         During the six months ended June 30, 1999, the Company was active in raising additional long-term financing. In March 1999, the Company established a $2.0 billion senior or subordinated debt securities or preferred stock shelf registration. As of June 30, 1999, $650.0 million of 5 7/8% Senior Notes and an aggregate of $290.0 million medium term notes have been issued under this shelf.

         In addition, during the six months ended June 30, 1999, commercial paper outstanding under the Company's $1.0 billion commercial paper program increased from $30.9 million to $194.0 million.

The Company's current credit ratings of its long-term debt and commercial paper are as follows:

                                     Long-Term Debt        Commercial Paper
                                     --------------        ----------------
           Duff & Phelps                   A                     D-1
           Fitch IBCA                      A                     F-1
           Moody's                         A3                    P-2
           Standard & Poors                A-                    A-2
           Thomson BankWatch               A+                   TBW-1

         The Company's principal wholly owned subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") is subject to the capital requirements of the Securities and Exchange Commission, the New York Stock Exchange, Inc., the Commodities Futures Trading Commission and the Chicago Board of Trade, all of which regulate the general capital adequacy and liquidity of broker-dealers and/or futures commission merchants. DLJSC has consistently maintained capital substantially in excess of the minimum requirements of such capital rules. At June 30, 1999, DLJSC had aggregate regulatory "net capital," after adjustments required by Rule 15c3-1 under the Securities Exchange Act of 1934, of approximately $1.3 billion, which exceeded minimum net capital requirements by $1.1 billion and which exceeded the net capital required by DLJSC's most restrictive debt covenants by $683.9 million. Certain of the Company's London-based broker-dealer subsidiaries are subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Other U.S. and foreign broker-dealer subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At June 30, 1999, the Company and its broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

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

Six Months Ended June 30, 1999 and 1998

         At June 30, 1999 and 1998, cash and cash equivalents totaled $1.3 billion and $459.4 million, an increase of $263.5 million and $186.2 million, respectively.

         Cash used in operating activities totaled $2.0 billion and $2.8 billion for the six months ended June 30, 1999 and 1998, respectively, and reflects primarily an increase in operating assets. In the first six months of 1999, there were increases in assets including financial instruments owned of $4.8 billion, securities borrowed of $6.3 billion and receivables from brokers, dealers and other of $0.7 billion. These increases were partially offset by increases in liabilities including payables to brokers, dealers and other of $3.5 billion, securities loaned of $3.4 billion and financial instruments sold not yet purchased of $2.9 billion.

         For the six months ended June 30, 1999 and 1998, cash of $263.4 million and $475.9 million, respectively, was used in investing activities. These generally consist of purchases of long-term corporate development investments and office facilities.

         For the first six months of 1999 and 1998, net cash provided by financing activities totaled $2.5 billion and $3.5 billion, respectively, of which, $1.2 billion and $2.9 billion was provided by short-term financings (principally repurchase agreements). In the second quarter of 1999, the Company received proceeds from the issuance of DLJdirect Common Stock of $346.6 million. Additionally, in 1999, $648.7 million was provided by issuing Senior Notes and $404.5 million was provided by issuing medium-term notes.

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

     Options Contracts:
         Options contracts are typically written for a duration of less than 13 months and are included in the consolidated statements of financial condition at fair value. Revenues from these activities (net of related interest expenses) were approximately $38.4 million and $40.8 million for the six months ended June 30, 1999 and 1998, respectively. Option writing revenues are primarily from the amortization of option premiums.

         The notional (contract) value, or the market value for cash instruments, of the written options contracts was approximately $12.1 billion and $7.9 billion at June 30, 1999 and 1998, respectively. These options contracts were covered by various financial instruments that the Company has purchased or sold as principal.

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

         For the six months ended June 30, 1999 and 1998, net trading gains (losses) on forward contracts were $(101.6) million and $45.5 million and net trading gains (losses) on futures contracts were $39.4 million and $(26.2) million, respectively.

Off-balance sheet values:


                                                       June 30, 1999               June 30, 1998
                                                       -------------               -------------
                                                 Purchases        Sales        Purchases       Sales
                                                 ---------        -----        ---------       -----
                                                                       (In millions)
Forward Contracts
 (Notional Contract Value)................        $ 41,596       $ 44,353       $ 33,814      $ 37,750
                                                  ========       ========       ========      ========

Futures Contracts and Options on
 Futures Contracts (Market Value).........        $  1,573       $  2,286       $  1,560      $  3,441
                                                  ========       ========       ========      ========



Swap Agreements:
         The notional (contract) value of swap agreements consisting primarily of interest rate and equity swaps, was approximately $15.5 billion and $8.0 billion at June 30, 1999 and December 31, 1998, respectively. The notional or contract amounts indicate the extent of the Company's involvement in the derivative instruments noted above. They do not measure the Company's exposure to market or credit risk and do not represent the future cash requirements of such contracts.

MERCHANT BANKING AND BRIDGE LENDING ACTIVITIES

         The Company's merchant banking activities include investments in various partnerships, for which subsidiaries of the Company act as general partner, as well as direct investments in connection with its merchant banking activities. At June 30, 1999 the Company had investments of $425.9 million and has commitments to invest up to an additional $621.9 million.

         Equitable has committed, subject to approval by Equitable on a transaction-by-transaction basis, to provide $750.0 million of subordinated debt financing to the DLJ Bridge Fund. The Bridge Fund provides short-term loans in connection with DLJ's merchant banking and financial advisory businesses. The Company has agreed to pay Equitable the first $25.0 million of aggregate principal losses incurred by Equitable with respect to all bridge loans. To the extent such payments by the Company do not fully cover any such losses incurred by Equitable, Equitable is entitled to receive all other distributions otherwise payable to the Company with respect to DLJ Bridge Fund activities until such losses have been recovered. The Company has also agreed to pay Equitable the amount, if any, by which any principal loss on an individual loan exceeds $150.0 million. At June 30, 1999, the DLJ Bridge Fund there were no individual bridge loans outstanding in excess of $150.0 million. At June 30, 1999, the DLJ Bridge Fund had extended $146.1 million of short-term bridge loans.

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

         The Company records high-yield securities at market value and records non-investment grade holdings at market or fair value, except for senior bank debt which is carried at lower of cost or market. Unrealized gains and losses are recognized currently in earnings. Long and short financial holdings (excluding derivatives and structured notes) are as follows:


                                                            June 30,                         December 31,
                                                              1999                               1998
                                                       ------------------                ---------------------
                                                                           (In millions)
                                                     Long             Short             Long             Short
                                                     ----             -----             ----             -----
 High-Yield..................................      $   529.1           $ 309.4      $     429.3           $ 345.3
 Senior Bank Debt............................          847.5                 -          1,261.6                 -
 Foreign Sovereign Debt......................          514.4               0.6            423.6              13.8
 Mortgage Whole Loans .......................        1,223.0              37.7            722.3                 -
 Convertible Securities......................          260.3               4.2            460.6               8.0
 Other Non-Investment Grade..................          167.7              48.8            243.2              21.5
                                                  ----------          --------      -----------          --------

Totals......................................       $ 3,542.0           $ 400.7      $   3,540.6           $ 388.6
                                                   =========           =======      ===========           =======

RISK MANAGEMENT AND VALUE AT RISK

         For a description of the Company's risk management policies and procedures and value-at-risk ("VAR") model, including such model's assumptions and limitations, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1998 Annual Report on Form 10-K.

The Company-wide VAR was approximately $24.0 million and $22.0 million at June 30, 1999 and December 31, 1998, respectively. The Company-wide VAR is less than the sum of the individual components below due to the benefit of diversification among the risks presented below. The VAR for the two main components of market risk, expressed in terms of theoretical fair values at June 30, 1999 and December 31, 1998 is as follows:

                                         June 30,        December 31,
                                           1999             1998
                                       -------------   ---------------
                                                (In millions)

          Interest rate risk...........     $ 15              $ 16
          Equity risk..................     $ 11              $ 11

YEAR 2000

         The Company has been actively engaged in addressing Year 2000 issues. Such issues relate to potential problems resulting from non-Year 2000 compliant systems processing transactions using two-digit date fields rather than four digit date fields for the year of a transaction. If these systems are not identified and reconfigured, Year 2000 transactions would be processed as year "00," which could lead to inaccurate processing and could have a material adverse effect on the Company's business.

         The Company's plans for preparing for Year 2000 are in writing and address all mission critical computer systems globally. Such systems have been remedied, tested and implemented. The Company has also renovated, tested and implemented all non-critical systems. Throughout the Year 2000 process, none of the Company's major technology projects has been significantly impacted.

Costs

         The total cost to ensure that the Company's systems are Year 2000 compliant is not expected to be material to the Company's financial position. Based upon current information, the total cost of the Year 2000 project is estimated to be between $85 and $90 million, which has been approved by the Board of Directors of the Company. Based on progress to date, the current funding level has been found to be adequate. More than half of the Year 2000 budget is allocated to renovate and test applications. The budget includes Year 2000 compliance testing, full system testing, point to point testing with industry agencies, correspondents and third party vendors and other industry-wide testing. The budget also includes developing a contingency plan. Costs related to the Year 2000 project are expensed as incurred. At June 30, 1999, costs since inception totaled $88 million. The cost of the project is being funded by operations.

Risks

         The Year 2000 issue includes many risks including the possibility that the Company's computer and non-information technology systems will fail. The Company cannot be certain that the systems of other companies on which the Company depends will be converted in a timely fashion. Due to this uncertainty, the Company is unable to determine whether the Year 2000 will have a material impact on the Company's business, results of operations or financial condition. If the changes which the Company has implemented to address the Year 2000 issues do not work as planned, the Company may experience business interruption or shutdown, financial loss, regulatory actions, damage to the Company's global franchise and legal liability. However, the Year 2000 Project is expected to reduce significantly the Company's level of uncertainty regarding the Year 2000 readiness of internal and third party systems. The Company believes that with the Project substantially completed, as of June 30, 1999, the possibility of significant interruptions of normal operations as a result of the Year 2000 should be reduced.

Contingencies

         The Company has assessed Year 2000 contingency requirements and has developed a formal contingency plan. The contingency plan addresses procedures to be implemented in the event of problems concerning the following:

  o  Mission-critical systems
  o  Electronic interfaces; and
  o  Third parties.

         This plan includes written Year 2000-specific contingency plans that will address corporate-wide shared services (i.e., communications systems and physical facilities), as well as their mission critical business units.

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

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS-  DONALDSON, LUFKIN & JENRETTE, INC.



Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and Form 10-Q for the quarter ended March 31, 1999. These matters have been updated as follows:

In the Rickel Home Center and National Gypsum cases, the plaintiffs have filed appeals.

In the Dayton Monetary Associates, Davison, and Mid-American Waste Systems actions, the settlements have been completed without a material adverse effect on DLJ's consolidated financial condition or results of operations.

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

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS   - DLJdirect



                                    DLJdirect
    (a combination of certain assets and liabilities as described in note 1)
             Combined Statements of Financial Condition (Unaudited)

                                 (In thousands)


                                                                    June 30,       December 31,
                                                                      1999           1998
                                                                      ----           ----

                                      ASSETS
Cash and cash equivalents......................................     $ 240,888      $ 26,654
Deposit with affiliated clearing broker........................           250           250
Receivables from brokers, dealers and others, net..............         8,394         1,887
Securities owned, at market value..............................            55            42
Office facilities, at cost (net of accumulated depreciation
   and amortization of $336 and $284, respectively)............           226           278
Investment in joint venture....................................        11,463             -
Other assets...................................................           653           640
                                                                    ---------      --------

Total assets...................................................     $ 261,929      $ 29,751
                                                                    =========      ========


                         LIABILITIES AND ALLOCATED EQUITY

Liabilities:
  Payables to parent and affiliates, net.......................     $   5,797      $  5,211
  Securities sold not yet purchased, at market value...........         2,496            24
  Accounts payable and accrued expenses........................        17,656         2,592
                                                                    ---------      --------

Total liabilities..............................................        25,949         7,827
                                                                     --------      --------

Commitments and contingencies..................................             -             -

Allocated equity...............................................       235,992        21,924
Accumulated other comprehensive income.........................           (12)            -
                                                                    ---------      --------

Total allocated equity.........................................       235,980        21,924
                                                                    ---------      --------

Total liabilities and allocated equity.........................     $ 261,929      $ 29,751
                                                                    =========      ========




            See accompanying notes to combined financial statements.

                                    DLJdirect
    (a combination of certain assets and liabilities as described in note 1)
                  Combined Statements of Operations (Unaudited)
               (In thousands, except share and per share amounts)


                                                                           Three Months Ended         Six Months Ended
                                                                               June 30,                    June 30,
                                                                          1999          1998          1999          1998
                                                                          ----          ----          ----          ----
Revenues:
   Commissions.......................................................  $   35,711      $ 18,741     $  67,765     $  34,871
   Fees..............................................................      15,554         6,155        25,150        11,295
   Interest..........................................................       8,409         3,382        13,961         6,169
                                                                       ----------      --------     ---------     ---------

     Total revenues..................................................      59,674        28,278       106,876        52,335
                                                                       ----------      --------     ---------     ---------

Costs and expenses:
   Compensation and benefits.........................................      13,532         6,920        24,215        12,679
   Brokerage, clearing, exchange and other fees......................       9,220         6,669        18,074        12,740
   Advertising.......................................................      13,232         4,323        19,333        13,333
   Occupancy and equipment...........................................       1,968         1,231         3,471         2,312
   Communications....................................................       2,719         1,546         5,424         2,735
   Technology costs..................................................         531         1,204         1,811         2,307
   Other operating expenses..........................................       7,231         4,431        12,046         8,091
                                                                       ----------      --------     ---------     ---------

     Total costs and expenses........................................      48,433        26,324        84,374        54,197
                                                                       ----------      --------     ---------     ---------

Income (loss) before income tax provision (benefit) and equity
     in net loss of joint venture....................................      11,241         1,954        22,502        (1,862)
                                                                       ----------      --------     ---------     ---------
Income tax provision (benefit).......................................       5,209           798         9,297          (761)

Equity in net loss of joint venture..................................        (956)             -         (956)             -
                                                                       ----------      --------     ---------     ---------

     Net income (loss)...............................................  $    5,076      $  1,156     $  12,249     $  (1,101)
                                                                       ==========      ========     =========     =========

Pro forma earnings (loss) per share:
       Basic.........................................................  $     0.05      $   0.01     $    0.12     $   (0.01)
       Diluted.......................................................  $     0.05      $   0.01     $    0.12     $   (0.01)
                                                                       ==========      ========     =========     =========

Weighted average notional and outstanding shares:
       Basic.........................................................     102,650       102,650       102,650       102,650
       Diluted.......................................................     104,673       104,673       104,673       104,673
                                                                       ==========      ========     =========     =========

Earnings (loss) attributable to:
       DLJ Retained Interest (pro forma) ............................  $    4,167      $  1,156     $  10,056     $  (1,101)
       DLJdirect Tracking Stock (pro forma) .........................         909             -         2,193             -
                                                                       ==========      ========     =========     =========

Tracking Stock pro forma earnings per share:
       Basic.........................................................  $     0.05                   $    0.12
       Diluted.......................................................  $     0.04                   $    0.11
                                                                       ==========                   =========

Earnings for period May 28-June 30, 1999.............................  $      271                   $     271
                                                                       ==========                   =========

Earnings attributable to:
       DLJ Retained Interest.........................................  $      222                   $     222
       DLJdirect Tracking Stock......................................          49                          49
                                                                       ==========                   =========

Tracking Stock earnings share:
       Basic.........................................................  $     0.00                   $    0.00
       Diluted.......................................................  $     0.00                   $    0.00
                                                                       ==========                   =========

Tracking Stock weighted average common shares:
       Basic.........................................................      18,400                      18,400
       Diluted.......................................................      20,423                      20,423
                                                                       ==========                   =========



            See accompanying notes to combined financial statements.

                                    DLJdirect

    (a combination of certain assets and liabilities as described in note 1)
         Combined Statements of Changes In Allocated Equity (Unaudited)
                                 (In thousands)

   For the Year Ended December 31, 1998 and the Six Months Ended June 30, 1999



                                                                          Accumulated Other                 Total
                                               Allocated Equity          Comprehensive Income          Allocated Equity
                                               ----------------          --------------------          ----------------

Balances at December 31, 1997............          $   5,964                 $        -                    $   5,964
Net income...............................              1,460                          -                        1,460
Capital contributions from DLJ...........             14,500                          -                       14,500
                                                   ---------                  ---------                    ---------

Balances at December 31, 1998............             21,924                          -                       21,924
Net income...............................             12,249                          -                       12,249
Translation adjustment...................                  -                        (12)                         (12)
   Total comprehensive income............                  -                          -                       12,237

Capital contribution from DLJ............              1,000                          -                        1,000
Allocated equity from issuance of
   DLJdirect Common Stock................            233,958                          -                      233,958
Dividend paid to DLJ.....................            (33,139)                         -                      (33,139)
                                                   ---------                  ---------                    ---------

Balances at June 30, 1999................          $ 235,992                  $     (12)                   $ 235,980
                                                   =========                  =========                    =========






















            See accompanying notes to combined financial statements.

                                    DLJdirect

    (a combination of certain assets and liabilities as described in note 1)
                  Combined Statements of Cash Flows (Unaudited)

                                 (In thousands)

                 For the Six Months Ended June 30, 1999 and 1998



                                                                                       1999             1998
                                                                                       ----             ----
 Cash flows from operating activities:
    Net income (loss)...........................................................     $ 12,249         $  (1,101)

 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization...............................................           52               157
    Deferred taxes..............................................................         (184)             (140)
    Equity in net loss of joint venture.........................................          956                 -

 (Increase) in operating assets:
    Receivables from brokers, dealers and other, net............................       (6,507)             (428)
    Securities owned, at market value...........................................          (13)              (11)
    Other assets................................................................          (13)              (99)

 Increase (decrease) in operating liabilities:
    Payables to parent and affiliates, net......................................          770              (248)
    Securities sold, not yet purchased..........................................        2,472                (6)
    Accounts payable and accrued expenses.......................................       15,064             2,789
                                                                                     --------          --------


    Net cash provided by operating activities...................................       24,846               913
                                                                                     --------          --------

 Cash flows from investing activities:
    Net proceeds from sale of office facilities.................................            -             1,231
    Investment in joint venture.................................................      (12,431)                -
                                                                                     --------          --------

 Net cash provided by (used in) investing activities............................      (12,431)            1,231
                                                                                     --------          --------

 Cash flows from financing activities:
    Net proceeds from capital contributions from DLJ............................        1,000             5,000
    Net proceeds from issuance of Tracking Stock................................      233,958                 -
    Dividend paid to DLJ........................................................      (33,139)                -
                                                                                     --------          --------

 Net cash provided by financing activities......................................      201,819             5,000
                                                                                     --------          --------

 Increase in cash and cash equivalents..........................................      214,234             7,144
 Cash and cash equivalents at beginning of period...............................       26,654             8,881
                                                                                     --------          --------

 Cash and cash equivalents at end of period.....................................     $240,888          $ 16,025
                                                                                     ========          ========












             See accompanying notes to combined financial statements

                                    DLJdirect
    (a combination of certain assets and liabilities as described in note 1)
               Notes to Combined Financial Statements (Unaudited)


1.  Basis of Presentation

In March 1999, the Board of Directors of Donaldson, Lufkin & Jenrette Inc. ("DLJ Inc.") and the majority shareholder of DLJ Inc. approved the authorization of the issuance by DLJ Inc. of a new series of common stock, DLJdirect Common Stock. The DLJdirect Common Stock will track the separate performance of DLJ Inc.'s existing online discount brokerage and related investment services business for periods subsequent to the date of the offering ("Tracking Stock"). On May 28, 1999 ("the closing date"), DLJ Inc. issued in an initial public offering, 18.4 million shares of DLJdirect Common Stock. The shares of DLJdirect Common Stock have no voting rights, except in certain limited circumstances. Net proceeds from the offering, before certain costs of issuance, amounted to $343.2 million of which $235.9 million was attributable to DLJdirect as allocated equity. Prior to the offering, DLJ Inc. had a 100% interest in the earnings of DLJdirect. Subsequent to the offering, 17.9% of DLJdirect's earnings are applicable to the holders of DLJdirect Common Stock while DLJ has a retained interest of 82.1% in DLJdirect. For the period the Tracking Stock was outstanding (May 28 to June 30, 1999), earnings applicable to the shareholders of DLJdirect Common Stock were $49 thousand.

The DLJdirect Common Stock initially consists principally of the assets, liabilities, revenues and expenses of DLJ Inc.'s ultimate 100% equity interest in DLJdirect Holdings Inc. (subsequent to June 1, 1997) and DLJ Inc.'s online discount brokerage division (prior to June 2, 1997). DLJdirect may also include such other related assets and liabilities of DLJ Inc. as the Board of Directors of DLJ Inc. may deem appropriate in the future. It is currently the intention of DLJ Inc. that any businesses, assets and liabilities related to its online discount brokerage and related investment services businesses will be attributed to DLJdirect. However, the Board of Directors of DLJ Inc., in its sole discretion, may in the future decide to pursue business opportunities or operational strategies, even in the online brokerage area, through DLJ Inc. instead of DLJdirect.

DLJ has the right to issue DLJ Common Stock in exchange for outstanding DLJdirect Common Stock at a premium at any time. The premium will be 25% for exchanges occurring in the 90 days after issuance and will decline ratably each quarter thereafter over a period of three years to 15%. However, the premium will be 10% in the event that certain legislative or administrative proposals are enacted. DLJ has the right, at any time, to exchange stock of a subsidiary of Donaldson, Lufkin & Jenrette, Inc. for DLJdirect Common Stock if all of the assets and liabilities of DLJdirect are transferred to the subsidiary.

Prior to the offering of DLJdirect Common Stock, DLJdirect Holdings Inc. paid $33.1 million as a dividend, to Donaldson, Lufkin & Jenrette Securities Corporation. This amount was an aggregate amount equal to the total equity of DLJdirect Holdings Inc. at December 31, 1998 plus the accumulated retained earnings of DLJdirect Holdings Inc. from January 1, 1999 until the end of April 30, 1999.

Even though DLJ Inc. has allocated certain assets, liabilities, revenues, expenses and cash flows to DLJdirect, that allocation will not change the legal title to any assets or responsibility for any liabilities and will not affect the rights of creditors. Holders of DLJdirect Common Stock will be common stockholders of DLJ Inc. and will be subject to all the risks associated with an investment in DLJ Inc. and all of its businesses, assets and liabilities. Material financial events, which may occur at DLJ Inc., may affect DLJdirect's results of operations or financial position. Accordingly, financial information for DLJdirect should be read in conjunction with financial information of DLJ Inc.

2.  Summary of Significant Accounting Policies

To prepare financial statements in conformity with generally accepted accounting principles ("GAAP"), management must estimate certain amounts that affect the reported assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates. Certain reclassifications have been made to prior year financial statements to conform to the 1999 presentation.

Substantially all of DLJdirect's financial assets and liabilities are carried at market or fair value or are carried at amounts which approximate fair value because of their short-term nature. Fair value is estimated at a specific point in time, based on relevant market information.

Cash equivalents include all demand deposits held in banks and certain highly liquid investments with maturities of 90 days or less, other than those held for sale in the ordinary course of business.

Commission revenue and brokerage, clearing, exchange and other fees are reported on a trade date basis.

                                    DLJdirect
    (a combination of certain assets and liabilities as described in note 1)
               Notes to Combined Financial Statements (Unaudited)


Office facilities are carried at cost and are depreciated on a straight-line basis over the estimated useful life of the related assets, ranging from three to eight years. Leasehold improvements are amortized over the lesser of the useful life of the improvement or the term of the lease.

Advertising costs are expensed as incurred.

Investment in joint venture is accounted for on the equity method.

DLJ Inc. allocates certain general administrative and facilities expenses to DLJdirect using a proportional cost methodology based on the relative number of employees and square foot usage of DLJdirect or on actual costs incurred.

3.  Investment in Joint Venture

In March 1999, DLJdirect entered into a 10-year joint venture agreement with Sumitomo Bank, the second largest bank in Japan. DLJdirect has a 50% interest in the corporation. Pursuant to the agreement, a Japanese corporation was formed, and it commenced operations as of April 1, 1999. DLJdirect does not have a controlling interest in this joint venture and therefore accounts for this investment on the equity method.

4.  Related Party Transactions

DLJdirect transacts business with a group of companies affiliated through common majority ownership with DLJ Inc., and has various transactions and relationships with members of the group. Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

5.  Net Capital

DLJdirect Holdings Inc.'s principal subsidiary, DLJdirect Inc., is a registered broker-dealer and a member of the National Association of Securities Dealers Inc. ("NASD") and, accordingly is subject to the minimum net capital requirements of the Securities and Exchange Commission and the NASD. As such, it is subject to the NASD's net capital rule which conforms to the Uniform Net Capital Rule pursuant to rule 15c3-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the required net capital, as defined, shall not be less than two percent of aggregate debit balances, as defined, or $250,000, whichever is greater. At June 30, 1999, DLJdirect Inc.'s net capital of $24.4 million was in excess of the minimum requirement by $24.1 million.

6.  Income Taxes

DLJdirect is part of a group that files consolidated Federal income tax returns. DLJdirect settles all taxes, current and deferred, on a current basis with DLJ Inc. under a tax sharing arrangement. Taxes are provided as if DLJdirect filed a separate return.

7.  Earnings Per Share

Basic earnings per share for DLJdirect is calculated by dividing earnings applicable to common shares for the period the tracking stock was outstanding (May 28 to June 30, 1999) by the weighted average actual common shares outstanding. Earnings per share amounts for such period round to less than $0.01. Diluted earnings per common share include the dilutive effect of options calculated under the treasury stock method. Net income for DLJdirect for such period was $271 thousand of which 17.9% or $49 thousand is applicable to common shareholders of DLJdirect and 82.1% or $222 thousand is applicable to the retained interest of DLJ. DLJ's retained interest excludes the effect of the 10 million shares of common stock that have been reserved for issuance under the DLJdirect Stock Option Plan. Earnings per shared for periods prior to the closing date are not presented as such amounts are not meaningful.

Pro forma earnings per share amounts have been calculated by dividing net income
(loss) by the weighted average notional and outstanding tracking shares as if the issuance of the DLJdirect Tracking Stock occurred at the beginning of 1999. The notional shares represent DLJ's 82.1% retained interest in DLJdirect. Prior to the offering, DLJ Inc. had a 100% interest in the earnings of DLJdirect. These pro forma amounts are presented for comparative purposes only.

                                    DLJdirect
    (a combination of certain assets and liabilities as described in note 1)
               Notes to Combined Financial Statements (Unaudited)

Tracking Stock pro forma earnings per common share amounts have been calculated by dividing earnings applicable to common shares by the weighted average actual common shares outstanding as if the issuance of the DLJdirect Tracking Stock occurred at the beginning of 1999. These pro forma amounts are presented for comparative purposes only.

The numerators and denominators of the basic and diluted earnings per common share computations include the following items:


                                                                                                  Tracking Stock
                                               For the Period May 28      Pro Forma                 Pro Forma
                                                   To June 30,              June 30,                 June 30,
                                                       1999                   1999                    1999
                                                 ------------------     ------------------      ----------------
                                                 Income        Shares   Income        Shares   Income     Shares
                                                 ------        ------   ------        ------   ------     ------
                                                    (In thousands)          (In thousands)       (In thousands)

 Basic EPS:
 Earnings applicable to
  common shares ..............................   $     49     18,400   $  5,076    102,650   $    909     18,400
                                                 ========   ========   ========   ========   ========   ========

Effect of dilutive securities:
  Stock options ..............................   $   --        2,023   $   --        2,023   $   --        2,023
                                                 --------   --------   --------   --------   --------   --------

Diluted EPS ..................................   $     49     20,423   $  5,076    104,673   $    909     20,423
                                                 ========   ========   ========   ========   ========   ========


8.  Legal Proceedings

DLJdirect has been named a defendant in actions relating to its businesses. Some of the actions seek damages of material or indeterminate amounts. While the ultimate outcome of litigation involving DLJdirect cannot be predicted with certainty, management, having reviewed these actions with its counsel, believes it has meritorious defenses to all such actions and intends to defend each of these vigorously. In the opinion of management of DLJdirect, the ultimate resolution of all litigation, regulatory and investigative matters affecting DLJdirect will not have a material adverse effect on the financial condition or results of operations of DLJdirect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - DLJDIRECT

On March 16, 1999, the Board of Directors of DLJ and majority shareholder of DLJ approved, by written consent, the authorization of the issuance of a new series of common stock, to be designated as DLJdirect Common Stock ("DLJdirect Common Stock"). Before the DLJdirect Common Stock was first issued, DLJ's existing common stock was reclassified as DLJ Common Stock ("DLJ Common Stock"), and that stock will be intended to reflect the performance of DLJ's other businesses and a "Retained Interest" in DLJdirect.

On May 28, 1999 ("the closing date"), DLJ issued in an initial public offering,
18.4 million shares of DLJdirect Common Stock. The shares of DLJdirect Common Stock have no voting rights, except in certain limited circumstances. Net proceeds from the offering, before certain costs of issuance, amounted to $343.2 million of which $235.9 million was attributed to DLJdirect as allocated equity.

The DLJdirect Common Stock is intended to reflect the separate performance of the existing online discount brokerage services of DLJ. DLJ's retained interest in DLJdirect is not considered outstanding DLJdirect Common Stock. Therefore, any net earnings or loss attributable to the retained interest is not included in DLJdirect's per share calculations.

It is currently the intention of DLJ that any businesses, assets and liabilities related to its online discount brokerage and related investment service businesses will be attributed to DLJdirect. However, the Board of Directors of DLJ, in its sole discretion, may in the future decide to pursue business opportunities or operational strategies, even in the online brokerage area, through other affiliates of DLJ instead of DLJdirect.

The following analysis of the results of operations and financial condition of DLJdirect should be read in conjunction with the Combined Financial Statements and the related Notes thereto, and with the Condensed Consolidated Financial Statements and related Notes of DLJ included elsewhere herein. This analysis contains forward-looking statements that involve risks and uncertainties. DLJdirect's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

OVERVIEW

         The online discount brokerage industry is experiencing substantial competition from established financial services firms as well as new entrants who are trying to establish their presence in the market quickly. As a result of intense competitive pressures, the industry has experienced a significant increase in brand development costs, a lowering of commission pricing and an increase in content development costs. DLJdirect expects to spend significant amounts in the future to develop much greater brand recognition within its targeted market, to stay competitively priced and to develop new state-of-the-art products and services. In particular, DLJdirect expects to spend approximately $65 million on advertising in 1999. It is expected that advertising costs will increase during each remaining quarter of 1999, with the largest increase expected to occur in the fourth quarter. While the longer-term goal of advertising will be to increase brand awareness and revenues, it is likely that advertising costs as a percentage of revenues will increase throughout 1999, and accordingly, that its financial results in the near future will be adversely affected.

RESULTS OF OPERATIONS - DLJdirect

Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

         DLJdirect experienced strong operating results for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998, reflecting primarily an increase in active accounts of 55.6% and customer trading volume of 107.4%. Total revenues increased $31.4 million or 111.0% to $59.7 million for the quarter ended June 30, 1999 from $28.3 million for the quarter ended June 30, 1998. Net income increased $3.9 million to $5.1 million for the quarter ended June 30, 1998, primarily resulting from strong revenue growth and more modest expense growth.

         Commissions increased $17.0 million or 90.9% to $35.7 million. Commissions represented 59.8% of total revenues for the quarter ended June 30, 1999 and 66.3% of total revenues for the quarter ended June 30, 1998. The increase in commissions was due primarily to significant increases in customer trading volume. Average trades per day increased 88.8% from 10,700 for the quarter ended June 30, 1998 to 20,200 for the quarter ended June 30, 1999.

         Fees increased $9.4 million or 151.6% to $15.6 million. Fees represented 26.1% of total revenues for the quarter ended June 30, 1999 and 21.8% of total revenues for the quarter ended June 30, 1998. Payments for routing orders increased $1.2 million or 50.0% to $3.6 million. The increase in payments for routing orders was due primarily to significant increases in customer trading volume, offset in part by a decline in the amount of revenue per trade that DLJdirect receives for routing orders. Fees for technology development increased $3.2 million or 106.7% to $6.2 million primarily due to increased demand for Internet-based technology applications. Revenue from money market fund distribution fees increased $515,000 or 65.6% to $1.3 million. This growth was due to an increase in customer money market fund balances of $469.1 million or 86.2% to $1,013.5 million. The remaining fees for the quarter ended June 30, 1999 include payments in connection with public offerings, subscription fees and account-related fees.

         Interest increased $5.0 million or 147.1% to $8.4 million. Interest represented 14.1% of total revenues for the quarter ended June 30, 1999 and 12.0% of total revenues for the quarter ended June 30, 1998. The increase was due primarily to more favorable interest sharing arrangements with Pershing and to increases in margin debits, free credits and short sale balances. Margin debits increased $465.9 million or 101.3% to $925.8 million. Free credits increased $299.7 million or 111.2% to $569.2 million and short sale balances increased $7.1 million or 23.4% to $37.5 million.

         Compensation and benefits increased $6.6 million or 95.7% to $13.5 million. The increase in compensation and benefits was due primarily to growth in the number of employees from 320 to 618. These additional employees were added in DLJdirect's investor services area to accommodate increased customer activity, in DLJdirect's technology group to develop new products, as well as in executive management.

         Brokerage, clearing, exchange and other fees increased $2.5 million or 37.3% to $9.2 million. The increase in brokerage, clearing, exchange and other fees was primarily due to significant increases in customer trading volume, offset in part by lower clearing fees per trade resulting from reduced clearing rates.

         Advertising increased $8.9 million or 207.0% to $13.2 million. The increase in advertising was due primarily to the development of a new advertising campaign. DLJdirect expects advertising to increase significantly in the latter half of 1999.

         Occupancy and equipment costs increased $737,000 or 58.4% to $2.0 million. Occupancy and equipment expense includes rent and operating expenses for facilities, expenditures for repairs and maintenance, and the expense for furniture, fixtures, leasehold improvements as well as business and computer equipment. The increase in occupancy cost was due to the opening of the Charlotte, North Carolina investor services facility. The increase in equipment costs was due primarily to additional investment in technology systems infrastructure and equipment expenditures for the increased staff.

         Communications costs increased $1.2 million or 80.0% to $2.7 million. Communications expense includes quotation expenses, expenses related to customer toll-free phone calls and Internet connections. Quotation expenses and expenses related to customer toll-free phone calls both increased due to the increased volume of transactions.

         Technology costs decreased $673,000 or 55.9% to $531,000. Technology costs are comprised primarily of network access fees paid to online service providers and fees related to systems infrastructure. Network access fees paid to online service providers have been reduced to a non-significant amount due to renegotiated rates and due to their partial reclassification to advertising expenses resulting from the modified structure of an agreement. Fees related to systems infrastructure, for systems maintenance and support, remained substantially unchanged.

         Other operating expenses increased $2.8 million or 63.6% to $7.2 million. Operating expenses are comprised of professional fees, printing and stationery, economic and investment research, allocated corporate overhead and miscellaneous expenses. For the quarter ended June 30, 1998, other operating expenses also included license fees of $1.2 million paid to DLJ Long Term Investment Corporation for licensing trademarks and similar intellectual property. Commencing January 1, 1999, the license fees are included in brokerage, clearing, exchange and other fees because such license fees are included in amounts paid by DLJdirect to Pershing under its clearing agreement. Professional fees primarily include payments made to technology and marketing consultants, and for legal services. Professional fees increased $1.9 million or 211.1% to $2.8 million primarily due to the development of advertising strategies and the start-up of operations in the UK and Japan and to the continuing expansion in Charlotte, North Carolina. Miscellaneous expenses increased $1.2 million or 133.3% to $2.1 million. Miscellaneous expenses consisted primarily of accruals for bad debt expense, postage, travel and entertainment, information services, customer service related expense, employee registration fees and expenses for new account credit checks.

         Income before income tax provision (benefit) and equity in net loss of joint venture increased $9.2 million from $2.0 million for the quarter ended June 30, 1998 to income of $11.2 million for the quarter ended June 30, 1999. The provision (benefit) for income taxes for the quarter ended June 30, 1998 and for the quarter ended June 30, 1999 was $798,000, representing a 40.8% effective tax rate, and $5.2 million, representing a 46.3% effective tax rate, respectively. The increase in DLJdirect's effective tax rate for the quarter ended June 30, 1999 was due to increased activity in multiple state jurisdictions.

         In March 1999, DLJdirect entered into a 10-year joint venture agreement with Sumitomo Bank, the second largest bank in Japan. Pursuant to the agreement, a Japanese corporation was formed, and it commenced operations as of April 1, 1999. DLJdirect has a 50% interest in the corporation. For the quarter ended June 30, 1999, DLJdirect's equity in net loss of joint venture was $956,000.

         As a result of the foregoing factors, net income increased to $5.1 million for the quarter ended June 30, 1999 from $1.2 million for the quarter ended June 30, 1998. For the period the Tracking Stock was outstanding
(May 28 to June 30, 1999), net income applicable to the shareholders of DLJdirect Common Stock was $49 thousand.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

         DLJdirect experienced strong operating results for the six months ended June 30, 1999 compared to the six months ended June 30, 1998, reflecting primarily an increase in active accounts of 55.6% and customer trading volume of 109.6%. Total revenues increased $54.6 million or 104.4% to $106.9 million for the six months ended June 30, 1999 from $52.3 million for the six months ended June 30, 1998. Net income increased $13.3 million to $12.2 million from a net loss of $1.1 million, primarily resulting from strong revenue growth and modest expense growth.

         Commissions increased $32.9 million or 94.3% to $67.8 million. Commissions represented 63.4% of total revenues for the six months ended June 30, 1999 and 66.7% of total revenues for the six months ended June 30, 1998. The increase in commissions was due primarily to significant increases in customer trading volume. Average trades per day increased 109.9% from 10,100 for the six months ended June 30, 1998 to 21,200 for the six months ended June 30, 1999.

         Fees increased $13.9 million or 123.0% to $25.2 million. Fees represented 23.6% of total revenues for the six months ended June 30, 1999 and 21.6% of total revenues for the six months ended June 30, 1998. Payments for routing orders increased $1.4 million or 31.1% to $5.9 million. The increase in payments for routing orders was due primarily to significant increases in customer trading volume, offset in part by a decline in the amount of revenue per trade that DLJdirect receives for routing orders. Fees for technology development increased $4.9 million or 89.1% to $10.4 million primarily due to increased demand for Internet-based technology applications. Revenue from money market fund distribution fees increased $1.4 million or 127.3% to $2.5 million. This growth was due to an increase in customer money market fund balances of $469.1 million or 86.2% to $1,013.5 million. The remaining fees for the six months ended June 30, 1999 include payments in connection with public offerings, subscription fees and account-related fees.

         Interest increased $7.8 million or 125.8% to $14.0 million. Interest represented 13.1% of total revenues for the six months ended June 30, 1999 and 11.9% of total revenues for the six months ended June 30, 1998. The increase was due primarily to more favorable interest sharing arrangements with Pershing and to increases in margin debits, free credits and short sale balances. Margin debits increased $465.9 million or 101.3% to $925.8 million. Free credits increased $299.7 million or 111.2% to $569.2 million and short sale balances increased $7.1 million or 23.4% to $37.5 million.

         Compensation and benefits increased $11.5 million or 90.6% to $24.2 million. The increase in compensation and benefits was due primarily to growth in the number of employees from 320 to 618. These additional employees were added in DLJdirect's investor services area to accommodate increased customer activity, in DLJdirect's technology group to develop new products including MarketSpeed (Trademark), as well as in executive management.

         Brokerage, clearing, exchange and other fees increased $5.4 million or 42.5% to $18.1 million. The increase in brokerage, clearing, exchange and other fees was primarily due to significant increases in customer trading volume, offset in part by lower clearing fees per trade resulting from reduced clearing rates.

         Advertising increased $6.0 million or 45.1% to $19.3 million. The increase in advertising was due primarily to the development of a new advertising campaign. DLJdirect expects advertising to increase significantly in the latter half of 1999.

         Occupancy and equipment costs increased $1.2 million or 52.2% to $3.5 million. Occupancy and equipment expense includes rent and operating expenses for facilities, expenditures for repairs and maintenance, and the expense for furniture, fixtures, leasehold improvements as well as business and computer equipment. The increase in occupancy cost was due to the opening of the Charlotte, North Carolina investor services facility as well as to lease escalation clauses related to other sites. The increase in equipment costs was due primarily to additional investment in technology systems infrastructure and equipment expenditures for the increased staff.

         Communications costs increased $2.7 million or 100.0% to $5.4 million. Communications expense includes quotation expenses, expenses related to customer toll-free phone calls and Internet connections. Quotation expenses and expenses related to customer toll-free phone calls both increased due to the increased volume of transactions.

         Technology costs decreased $496,000 or 21.6% to $1.8 million. Technology costs are comprised primarily of network access fees paid to online service providers and fees related to systems infrastructure. Network access fees paid to online service providers have been reduced to a non-significant amount due to renegotiated rates and due to their partial reclassification to advertising expenses resulting from the modified structure of an agreement. Fees related to systems maintenance and support grew $572,000 or 50.7% to $1.7 million during the six months ended June 30, 1999 due to increased business activity and initial support in the United Kingdom.

         Other operating expenses increased $3.9 million or 48.1% to $12.0 million. Operating expenses are comprised of professional fees, printing and stationery, economic and investment research, allocated corporate overhead and miscellaneous expenses. For the six months ended June 30, 1998, other operating expenses also included license fees of $2.2 million paid to DLJ Long Term Investment Corporation for licensing trademarks and similar intellectual property. Commencing January 1, 1999, the license fees are included in brokerage, clearing, exchange and other fees because such license fees are included in amounts paid by DLJdirect to Pershing under its clearing agreement. Professional fees primarily include payments made to technology and marketing consultants, and for legal services. Professional fees increased $2.1 million or 131.3% to $3.7 million primarily due to the development of advertising strategies and the start-up operations in the UK and Japan and to the continuing expansion in Charlotte, North Carolina. Miscellaneous expenses increased $2.0 or 133.3% to $3.5 million. Miscellaneous expenses consisted primarily of accruals for bad debt expense, postage, travel and entertainment, information services, customer service related expense, employee registration fees and expenses for new account credit checks.

         Income before income tax provision (benefit) and equity in net loss of joint venture increased $24.4 million from a loss of $1.9 million for the six months ended June 30, 1998 to income of $22.5 million for the six months ended June 30, 1999. The provision (benefit) for income taxes for the six months ended June 30, 1998 and for the six months ended June 30, 1999 was $(761,000) representing a 40.9% effective tax rate, and $9.3 million, representing a 41.3% effective tax rate, respectively.

         In March 1999, DLJdirect entered into a 10-year joint venture agreement with Sumitomo Bank, the second largest bank in Japan. Pursuant to the agreement, a Japanese corporation was formed, and it commenced operations as of April 1, 1999. DLJdirect has a 50% interest in the corporation. For the six months ended June 30, 1999, DLJdirect's equity in net loss of joint venture was $956,000.

         As a result of the foregoing factors, net income increased to $12.2 million for the six months ended June 30, 1999 from a net loss of $1.1 million for the six months ended June 30, 1998. For the period the Tracking Stock was outstanding (May 28 to June 30, 1999), net income applicable to the shareholders of DLJdirect Common Stock was $49 thousand.

LIQUIDITY AND CAPITAL RESOURCES - DLJdirect

         The principal sources of liquidity for DLJdirect's operations have been allocated capital, leases of fixed assets through an affiliate and revenues from operations. DLJdirect was allocated net proceeds of $235.9 million, before certain costs of issuance, as a result of the initial public offering by DLJ of
18.4 million shares of DLJdirect common stock on May 28, 1999. Capital contributions amounted to $5.0 million in the six months ended June 30, 1998 and $1.0 million for the six months ended June 30, 1999. The value of equipment acquired through leases of fixed assets through an affiliate totaled $2.1 million for the six months ended June 30, 1998 and $5.3 million for the six months ended June 30, 1999. These fixed assets were comprised primarily of computers and related systems, furniture and leasehold improvements. DLJdirect generally leases its fixed assets and therefore does not incur significant capital expenditures.

         Although DLJdirect maintains substantial money market accounts and bank accounts consistent with regulatory requirements, DLJdirect continues to be substantially dependent on DLJ for almost all of its daily financial, administrative and operational services and related support functions including cash management, the receipt of payments from third parties and the distribution of payments to third parties. DLJdirect continues to invest its excess cash. At June 30, 1999, DLJdirect had approximately $241 million invested in money market accounts and other short-term investments. DLJ intends to fund DLJdirect's liquidity needs in the ordinary course of business. However, significant expenditures will be funded on a case by case basis as determined by the board of directors of DLJ. The board of directors of DLJ will determine, in its sole discretion, whether to provide any particular funds to either DLJ or DLJdirect and will not be obligated to do so. In this connection, inter-company receivables/payables are settled periodically through cash transfers to and from DLJdirect's accounts. There are no specific criteria to determine when DLJ will account for a cash transfer as a long-term loan, a capital contribution or a return of capital rather than an inter-group revolving credit advance. The board of directors of DLJ will make such a determination in the exercise of its business judgment at the time of such transfer, or the first of such type of transfer, based upon all relevant circumstances.

         Applicable law and regulations require minimum levels of capital to be maintained by DLJdirect Inc., the broker-dealer subsidiary of DLJdirect Holdings Inc. Consequently, the cash balances of DLJdirect Inc. may not be available as a source of liquidity to support other aspects of the business of DLJdirect. The SEC's Net Capital Rules are the primary regulatory restrictions. DLJdirect continually reviews the capital in its broker-dealer subsidiary to ensure that it meets these regulatory requirements and can appropriately support the anticipated capital needs of the business. DLJdirect's right to participate in the assets of any subsidiary is also subject to prior claims of the subsidiary's customers and other creditors.

         Cash provided by (used in) operating activities totaled $913,000 and $24.8 million for the six months ended June 30, 1998 and 1999, respectively. The increase from 1998 to 1999 was primarily due to an increase in transaction volume related to growth in the discount brokerage operations. In the first six months of 1998, receivables from brokers, dealers and others increased $428,000. This increase in assets was offset by increases in operating liabilities including accounts payable and accrued expenses of $2.8 million. In the first six months of 1999, there were increased assets including receivables from brokers, dealers and others of $7.0 million. These increases were offset by increases in securities sold, not yet purchased of $2.5 million and accounts payable and accrued expenses of $15.1 million.

         Cash provided by (used in) investing activities totaled $1.2 million for the six months ended June 30, 1998. Net proceeds from the sale of office facilities amounted to $1.2 million for the six months ended June 30, 1998. In March 1999, DLJdirect entered into a 10-year joint venture agreement with Sumitomo Bank to form DLJdirect SFG Securities. For the six months ended June 30, 1999, DLJdirect invested $12.4 million in exchange for a 50% interest in this joint venture.

         For the six months ended June 30, 1998 and 1999, net cash provided by financing activities totaled $5.0 million and $201.8 million, respectively. In the first six months of 1998 and 1999, respectively, $5.0 million and $1.0 million was provided by capital contributions from DLJ.

         DLJdirect received net proceeds of $234.0 million from the issuance of DLJdirect tracking stock. Prior to the offering, DLJdirect paid $33.1 million as a dividend to an affiliate. The net proceeds, together with its current cash, cash equivalents and cash generated from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through at least the end of 2000.

YEAR 2000 - DLJdirect

         DLJdirect has been actively engaged in addressing Year 2000 issues. Such issues relate to potential problems resulting from non-Year 2000 compliant systems processing transactions using two-digit date fields rather than four digit date fields for the year of a transaction. If these systems are not identified and reconfigured, Year 2000 transactions would be processed as year "00," which could lead to processing inaccuracies and potential inoperability and could have a material adverse effect on DLJdirect's business.

         DLJdirect has undertaken a Year 2000 Project to identify and modify or replace any non-Year 2000-compliant systems. The Year 2000 Project is focused on both information technology and non-information technology systems. A written Year 2000 Plan has been developed and DLJdirect believes it is taking all steps necessary to achieve Year 2000 compliance.

         DLJdirect has retained the services of three independent consulting firms having considerable expertise in advising corporations on and remediating Year 2000 issues. The consultants were hired to address issues involving both information and non-information technology systems.

         The current state of DLJdirect's Year 2000 Project is as follows:

         In the case of information technology, DLJdirect's internal computer codes have been identified, assessed and remediated. The converted codes have been running successfully in the current systems environment. The codes are further tested monthly to insure continuing Year 2000 compliance; this testing will be maintained until a date after December 31, 1999. An independent consultant, PKS Systems Integration LLC, was contracted by DLJ's Pershing Division to perform further application code assessment and code conversion. PKS reviewed all code and produced analysis reports for DLJdirect to review. DLJdirect then approved the code for conversion, and DLJdirect and PKS converted the code, which is being used in production as described above.

         DLJdirect defines "significant third parties" as those parties that, if lost or degraded by Year 2000-related failure, would cause an immediate stoppage or significant impairment to business areas of DLJdirect. DLJdirect has identified all significant third parties, such as vendors, online partners and facility operators, and has formally communicated with significant third parties asking them to report their state of readiness for Year 2000 use. All significant third parties have responded, and approximately 56% of the significant third parties claim their products and/or services are currently Year 2000 compliant. DLJdirect believes that the remaining 44% of significant third parties will be Year 2000 compliant by August 31, 1999. DLJdirect intends to have in place a Year 2000 compliant back-up provider for products or services it deems still in question. All significant third parties have provided assurances that they are taking necessary steps to be Year 2000 compliant. Pershing has informed DLJdirect that it is taking steps to be Year 2000 compliant by August 31, 1999.

         DLJdirect reviews all significant third party responses and technical data about their Year 2000 efforts published on their Web sites to determine its comfort with such parties progress in addressing their Year 2000 issues. DLJdirect also participates whenever possible in point-to-point tests (i.e., tests in which data is sent from DLJdirect to the third party and/or is sent from the third party to DLJdirect) to ensure the compatibility of significant third party systems with those of DLJdirect. DLJdirect is evaluating the possibility of obtaining alternate vendors for back-up service in cases where point-to-point testing is unavailable or produces unacceptable results.

         DLJdirect has in general not sought representations or warranties from third parties about their products or services' abilities to handle the Year 2000 issue without error. It has sought direct statements about a product's or service's readiness and has accepted in-progress status reports. Some third parties have stated, with conditions, that their services and/or products are Year 2000 compliant. DLJdirect believes that these statements are likely to be actionable if a failure of the product or service occurs within the limits of the conditions stated. However, DLJdirect's main focus has been on participating in testing programs, including testing with significant third parties, as a means to addressing Year 2000 issues. DLJdirect's conclusion, based upon its review of significant third party response to date, is that DLJdirect must continue to test significant third-party products and services up to and beyond December 31, 1999 and alternate services and products available, if necessary.

         In the case of non-information technology systems, analysis and testing has started but has not yet been completed; the tests will be followed by the remediation, replacement, or back-up of all non-information technology systems in order to render DLJdirect's non-information technology systems Year 2000 compliant. An independent consultant was hired to perform non-compute assessment, inventory, and certification of DLJdirect's non-information technology systems.

         DLJdirect has initiated and is actively involved in various types of testing, including the Securities Industry Association's industry-wide beta testing and vendor-supplied business applications and equipment testing. For each of the tests, in which it has participated, DLJdirect has achieved successful results. Throughout 1999, internal and external systems will continue to be tested to ensure that all remediated systems remain compliant. To date, DLJdirect has spent less than $1 million on the Year 2000-related remediation of its systems.

         The Year 2000 issue includes many risks including the possibility that DLJdirect's computer and non-information technology systems will fail. DLJdirect cannot ensure that the schedule for compliance outlined above will be met or that the systems of other companies on which DLJdirect depends will be converted in a timely manner. Due to this uncertainty, DLJdirect is unable to determine whether the Year 2000 will have a material impact on DLJdirect's business, results of operations or financial condition.

         DLJdirect's reasonable worst case Year 2000 scenario would involve the loss of most of DLJdirect's significant critical functions, their back-ups and alternate service and product choices coupled with loss of access to most physical locations. This scenario would include, but not be limited to, substantial loss of utilities in all three of DLJdirect's physical facilities, its clearing services, the exchanges and Depository Trust Company, and the failure of most of DLJdirect's telephone, data, and Internet connections. DLJdirect, however, continues to regard this scenario as being highly unlikely. DLJdirect is requiring key employees to be on site before, during and after December 31, 1999. DLJdirect has a written contingency plan that addresses a significant portion of the above referenced scenario.

         DLJdirect has retained an independent consultant to update DLJdirect's Year 2000 Contingency plan. DLJdirect is taking steps to implement their recommendations by December 31, 1999.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - DLJdirect

         DLJdirect's primary financial instruments are cash and cash equivalents. This includes cash in banks and highly rated liquid money market investments. DLJdirect believes that such instruments are not subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

3.1      Amended and Restated Certificate of Incorporation.

3.2      By-Laws.

11       Statement re: computation of basic earnings per share.

11.1     Statement re: computation of diluted earnings per share.

12       Ratio of earnings to fixed charges

12.1     Ratio of earnings to fixed charge and preferred dividends

27       Financial Data Schedule

(b)      Reports on Form 8-K
         1.  Form 8-K dated April 22, 1999
         2.  Form 8-K dated April 23, 1999
         3.  Form 8-K dated July 23, 1999

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         DONALDSON, LUFKIN & JENRETTE, INC.


August 14, 1999                                    /s/ Anthony F. Daddino
                                                --------------------------------
                                         Anthony F. Daddino
                                         Executive Vice President and Chief
                                         Financial Officer
                                         (On behalf of the Registrant and as
                                         Principal Financial Officer)

                                  EXHIBIT INDEX



3.1 Amended and Restated Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-3/A File No. 333-74549) filed on May 6, 1999

3.2 By-Laws (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-3 File No. 333-53499) filed on May 22, 1998

11   Statement re : computation of basic earnings per share

11.1 Statement re: computation of diluted earnings per share

12   Ratio of earnings to fixed charges

12.1 Ratio of earnings to fixed charges and preferred dividends

27   Financial Data Schedule