Form 10-Q
period 1999-09-30
DONALDSON LUFKIN & JENRETTE INC /NY/
filed 1999-11-15
CIK 29646

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 ---                 OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

                                       or
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
 ---                 OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from           to
                                            ---------    ---------

                          Commission file number 1-6862
 ---
                       DONALDSON, LUFKIN & JENRETTE, INC.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                        13-1898818
---------------------------------------            ----------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)


  277 Park Avenue, New York, New York                            10172
---------------------------------------            ----------------------------
(Address of principal executive office)                        (Zip Code)

       Registrant's telephone number, including area code: (212) 892-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( ).

As of November 3, 1999, the latest practicable date, there were 125,919,004 shares of DLJ Common Stock, $0.10 par value, and 18,400,000 shares of DLJdirect Common Stock, $0.10 par value, outstanding.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS


Part I  FINANCIAL INFORMATION

                                                                                                     Page
                                                                                                    Number
                                                                                                    ------
        Item 1. Financial Statements

                Donaldson, Lufkin & Jenrette Inc. Consolidated Financial Statements

                   Condensed Consolidated Statements of Financial Condition
                   at September 30, 1999 and December 31, 1998 (Unaudited).....................       4

                   Condensed Consolidated Statements of Income for the three
                   and nine months ended September 30, 1999 and 1998 (Unaudited) ..............       6

                   Condensed Consolidated Statements of  Changes in Stockholders'
                   Equity for the year ended December 31, 1998 and the nine
                   months ended September 30, 1999 (Unaudited).................................       7

                   Condensed Consolidated Statements of Cash Flows for the
                   nine months ended September 30, 1999 and 1998 (Unaudited)...................       8

                   Notes to Condensed Consolidated Financial Statements
                   (Unaudited).................................................................      10

                DLJdirect Combined Financial Statements

                   Condensed Combined Statements of Financial Condition at September 30, 1999
                   and December 31, 1998 (Unaudited)...........................................      26

                   Condensed Combined Statements of Operations for the three and nine months
                   ended September 30, 1999 and 1998 (Unaudited) ..............................      27

                   Condensed Combined Statements of  Changes in Allocated Equity for the year ended December 31, 1998 and the nine months ended
                   September 30, 1999 (Unaudited)..............................................      28

                   Condensed Combined Statements of Cash Flows for the nine months ended
                   September 30, 1999 and 1998 (Unaudited).....................................      29

                   Notes to Condensed Combined Financial Statements (Unaudited)................      30


               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                           TABLE OF CONTENTS-CONTINUED


                                                                                                     Page
                                                                                                    Number
                                                                                                    ------
        Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations

                   Donaldson, Lufkin & Jenrette Inc. Management's Discussion
                   and Analysis of Financial Condition and Results of Operations..............        17

                   DLJdirect Management's Discussion and Analysis of Financial Condition and
                   Results of Operations......................................................        33



Part II OTHER INFORMATION

        Item 1.  Legal Proceedings

                 Donaldson, Lufkin & Jenrette, Inc............................................        25

                 DLJdirect ...................................................................        39

        Item 6.  Exhibits and Reports on Form 8-K.............................................        40

                 Signature....................................................................        46


PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS  -  DONALDSON, LUFKIN & JENRETTE, INC.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

      Condensed Consolidated Statements of Financial Condition (Unaudited)
                 (In thousands, except share and per share data)


                                                                                    September 30,       December 31,
                                                                                        1999                1998
                                                                                     ------------       ------------
                                     ASSETS
Cash and cash equivalents....................................................       $   1,782,314      $   1,049,253
Cash and securities segregated for regulatory purposes or
   deposited with clearing organizations.....................................             734,972          1,043,225
Collateralized short-term agreements:
   Securities purchased under agreements to resell...........................          24,734,981         20,063,348
   Securities borrowed.......................................................          30,822,657         23,967,639
Receivables:
   Customers.................................................................           8,309,733          6,523,568
   Brokers, dealers and other................................................           8,245,995          3,773,251
Financial instruments owned, at value:
   U.S. government and agencies..............................................           8,930,156          5,973,394
   Corporate debt............................................................           5,121,364          4,441,492
   Foreign sovereign debt....................................................           2,400,355            423,736
   Mortgage whole loans......................................................           1,367,042            722,284
   Equity and other..........................................................           2,204,228          1,634,201
   Long-term corporate development investments...............................             856,066            473,756
Office facilities, at cost, (net of accumulated depreciation and
   amortization of $332,677 and $297,959, respectively)......................             539,957            450,706
Other assets and deferred amounts............................................           2,065,622          1,742,383
                                                                                     ------------       ------------

Total Assets.................................................................        $ 98,115,442       $ 72,282,236
                                                                                     ============       ============



     See accompanying notes to condensed consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

      Condensed Consolidated Statements of Financial Condition (Unaudited)
                (In thousands, except share and per share data)


                                                                                   September 30,       December 31,
                                                                                       1999                1998
                                                                                  --------------      --------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term borrowings......................................   $     541,621       $     515,646
Collateralized short-term financings:
    Securities sold under agreements to repurchase..............................      51,390,052          35,775,580
    Securities loaned...........................................................       9,147,338           7,322,186
Payables:
    Customers...................................................................       7,681,434           6,847,046
    Brokers, dealers and other..................................................       7,040,717           3,053,337
Financial instruments sold not yet purchased, at value:
    U.S. government and agencies................................................       6,324,674           5,935,629
    Corporate debt..............................................................         538,508             523,909
    Equities and other..........................................................       3,060,744           2,479,411
Accounts payable and accrued expenses...........................................       2,627,305           2,282,413
Other liabilities...............................................................       1,174,786             937,377
                                                                                  --------------      --------------
                                                                                      89,527,179          65,672,534
                                                                                  --------------      --------------

Long-term borrowings............................................................       4,660,831           3,482,003
                                                                                  --------------      --------------

         Total liabilities......................................................      94,188,010          69,154,537
                                                                                  --------------      --------------

Company-obligated mandatorily redeemable preferred securities
    of subsidiary trust holding solely debentures of the Company................         200,000             200,000
                                                                                  --------------      --------------

Stockholders' Equity:

    Preferred stock, 50,000,000 shares authorized:
       Series A Preferred Stock, at $50.00 per share liquidation
         preference (4,000,000 shares issued and outstanding)...................         200,000             200,000
       Series B Preferred Stock, at $50.00 per share liquidation
         preference (3,500,000 shares  issued and outstanding)..................         175,000             175,000
    Common Stock, 1,500,000,000 shares authorized:
       DLJ Common Stock ($0.10 par value; 500,000,000 shares authorized;
       125,870,960 and 122,812,558 shares issued
       and outstanding, respectively)...........................................          12,587              12,281
       DLJdirect Common Stock ($0.10 par value; 500,000,000 shares authorized;
       18,400,000 shares issued and outstanding;
       84,250,000 notional shares in respect of DLJ's retained interest)........           1,840                   -
    Restricted stock units (10,358,294 units authorized; 1,100,598
       and 2,082,236 units issued and outstanding, respectively)................          11,271              21,333
    Paid-in capital.............................................................       1,296,572             858,066
    Retained earnings...........................................................       2,027,815           1,657,710
    Accumulated other comprehensive income......................................           2,347               3,309
    Employee deferred compensation stock trust..................................          13,591              12,329
    Common stock issued to employee deferred compensation trust.................         (13,591)            (12,329)
                                                                                  --------------      --------------

         Total stockholders' equity.............................................       3,727,432           2,927,699
                                                                                  --------------      --------------

Total Liabilities and Stockholders' Equity......................................    $ 98,115,442        $ 72,282,236
                                                                                  ==============      ==============



     See accompanying notes to condensed consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

             Condensed Consolidated Statements of Income (Unaudited)

                      (In thousands, except per share data)


                                                                        Three Months Ended                 Nine Months Ended
                                                                          September 30,                      September 30,
                                                                  ----------------------------       -----------------------------
                                                                      1999              1998             1999              1998
                                                                  -----------       ----------       -----------        ----------
Revenues:
    Commissions...............................................    $   269,174       $  225,345       $   841,278        $  625,811
    Underwritings.............................................        245,395          115,536           911,763           764,840
    Fees......................................................        448,691          317,297         1,068,439           891,104
    Interest, net of interest to finance U.S. government,
      agency and mortgage-backed securities of
      $790,133, $794,211, $2,284,995, and
      $2,343,029, respectively................................        537,460          577,515         1,514,023         1,732,568
    Principal transactions-net:
      Trading.................................................        127,771         (228,232)          520,234           (69,339)
      Investment..............................................         57,558           44,724            85,737           133,217
    Other.....................................................         18,323           17,642            66,864            41,792
                                                                  -----------       ----------       -----------        ----------

       Total revenues.........................................      1,704,372        1,069,827         5,008,338         4,119,993
                                                                  -----------       ----------       -----------        ----------

Costs and Expenses:

    Compensation and benefits.................................        761,553          387,168         2,197,276         1,704,218
    Interest..................................................        375,697          374,686         1,112,301         1,126,793
    Brokerage, clearing, exchange fees and other..............         66,194           61,356           213,741           190,593
    Occupancy and related costs...............................         47,029           35,206           131,143           100,919
    Communications and technology.............................        120,313           77,155           313,314           226,324
    Other operating expenses..................................        139,586           92,656           390,563           281,796
                                                                  -----------       ----------       -----------        ----------

       Total costs and expenses...............................      1,510,372        1,028,227         4,358,338         3,630,643
                                                                  -----------       ----------       -----------        ----------

Income before provision for income taxes......................        194,000           41,600           650,000           489,350
                                                                  -----------       ----------       -----------        ----------

Provision for income taxes....................................         71,800           15,900           240,500           187,200
                                                                  -----------       ----------       -----------        ----------

Net income....................................................    $   122,200       $   25,700       $   409,500        $  302,150
                                                                  ===========       ==========       ===========        ==========

Dividends on preferred stock..................................    $     5,289       $    5,289       $    15,867       $    16,021
                                                                  ===========       ==========       ===========        ==========

Earnings applicable to common shares..........................    $   116,911       $   20,411       $   393,633        $  286,129
                                                                  ===========       ==========       ===========        ==========
Earnings (loss) applicable to common shares:
    DLJ.......................................................    $   117,507       $   20,411       $   394,180        $  286,129
                                                                  ===========       ==========       ===========        ==========
    DLJdirect.................................................    $      (596)                       $      (547)
                                                                  ===========                        ===========
Earnings (loss) per common share:
    DLJ
       Basic..................................................    $      0.93       $     0.17       $      3.15        $     2.42
       Diluted................................................    $      0.85       $     0.15       $      2.84        $     2.18
                                                                  ===========       ==========       ===========        ==========
    DLJdirect
       Basic..................................................    $     (0.03)                       $     (0.03)
       Diluted................................................    $     (0.03)                       $     (0.03)
                                                                  ===========                        ===========
Weighted average common shares:
    DLJ
       Basic..................................................        125,993          121,569           125,211           118,025
       Diluted................................................        138,185          134,478           139,012           131,386
                                                                  ===========       ==========       ===========        ==========
    DLJdirect
       Basic..................................................        18,400                              18,400
       Diluted................................................        18,400                              18,400
                                                                  ===========                        ===========


     See accompanying notes to condensed consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

                  For the Year Ended December 31, 1998 and the
                      Nine Months Ended September 30, 1999
                      (In thousands, except per share data)

                                                                                                           Accumulated
                                            DLJ      DLJdirect    Restricted                                 Other
                               Preferred   Common     Common        Stock       Paid-in      Retained    Comprehensive
                                 Stock      Stock      Stock        Units       Capital      Earnings        Income        Total
                                -------   --------   --------    -----------    -------      --------    -------------     -------
Balances at
  December 31, 1997........   $ 200,000   $ 11,185  $    --     $  67,255      $ 440,926   $ 1,338,220      $ 3,904    $ 2,061,490

Net income..................         --         --       --            --             --       370,800           --        370,800
Translation adjustment......         --         --       --            --             --            --         (595)          (595)
   Total comprehensive
   income...................                             --                                                                370,205

Dividends:
  Common stock
    ($0.25 per share).......         --         --       --            --             --       (30,000)          --        (30,000)
  Preferred stock ..........         --         --       --            --             --       (21,310)          --        (21,310)
Issuance of Series B
   Preferred Stock............  175,000         --       --            --             --            --           --        175,000
Sale of common stock
   to AXA Financial, Inc./AXA.       --        500       --            --        299,500            --           --        300,000
Exercise of stock
   options, including
   related tax benefits....          --        148       --            --         37,840            --           --         37,988
Conversion of
   restricted stock
   units to common
   stock, including
   related tax benefits....          --        448       --       (45,890)        70,870            --           --         25,428
Forfeiture of restricted
    stock units...............       --         --       --           (32)            32            --           --             --
Tax benefit on distri-
   bution of employee
   stock trust.............          --         --       --            --          8,898            --           --          8,898
                              ---------   --------  -------     ---------      ---------   -----------      -------    -----------

Balances at
  December 31, 1998........     375,000     12,281       --        21,333        858,066     1,657,710        3,309      2,927,699

Net income..................         --         --       --            --             --       409,500           --        409,500
Translation adjustment......         --         --       --            --             --            --         (962)          (962)
   Total comprehensive
   income...................                                                                                               408,538

Net proceeds from issuance
   of DLJdirect Common Stock         --         --    1,840            --        344,751            --           --        346,591
Dividends:
  DLJ Common Stock
   ($0.1875 per share)......         --         --       --            --             --       (23,528)          --        (23,528)
  Preferred stock..........          --         --       --            --             --       (15,867)          --        (15,867)
Exercise of stock
   options, including
   related tax benefits....          --        205       --            --         68,477            --           --         68,682
Conversion of restricted
   stock units to
   common stock,
   including related
   tax benefits............          --        101       --       (10,056)        25,272            --           --         15,317
Forfeiture of  restricted
   stock units.............          --         --       --            (6)             6            --           --             --
                              ---------   --------  -------     ---------      ---------   -----------      -------    -----------
Balances at
   September 30, 1999......   $ 375,000   $ 12,587  $ 1,840    $   11,271   $  1,296,572   $ 2,027,815     $  2,347    $ 3,727,432
                              =========   ========  =======    ==========   ============   ===========     ========    ===========


     See accompanying notes to condensed consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

              For the Nine Months Ended September 30, 1999 and 1998


                                                                                               1999               1998
                                                                                           -----------        -----------
Cash flows from operating activities:
  Net income.......................................................................        $   409,500        $   302,150
                                                                                         -------------       ------------
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization..................................................             69,972             56,662
    Deferred taxes.................................................................            (29,991)            57,641
    Increase in unrealized appreciation of long-term corporate development
       investments.................................................................            (78,892)           (20,138)
                                                                                         -------------       ------------
                                                                                               370,589            396,315
   (Increase) decrease in operating assets:
     Cash and securities segregated for regulatory
       purposes or deposited with clearing organizations...........................            308,253             41,923
     Securities purchased under agreements to resell...............................        (11,586,307)        (2,317,839)
     Securities borrowed...........................................................         (6,855,018)        (1,623,141)
     Receivables from customers....................................................         (1,786,165)        (1,682,490)
     Receivables from brokers, dealers and other...................................         (4,472,744)        (1,926,090)
     Financial instruments owned, at value.........................................         (6,828,038)          (220,329)
     Other assets and deferred amounts.............................................           (100,736)          (171,554)
   Increase (decrease) in operating liabilities:
     Securities sold under agreements to repurchase................................         11,586,307          2,317,839
     Securities loaned.............................................................          1,825,152            (46,109)
     Payables to customers.........................................................            834,388            594,631
     Payables to brokers, dealers and other........................................          3,987,380          1,679,726
     Financial instruments sold not yet purchased, at value........................            984,977            887,960
     Accounts payable and accrued expenses.........................................            345,618             86,015
     Other liabilities.............................................................            288,763            149,980
     Translation adjustment....................................................                   (962)               246
                                                                                         -------------       ------------

Net cash used in operating activities..............................................      $ (11,098,543)      $ (1,832,917)
                                                                                         -------------       ------------


     See accompanying notes to condensed consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

              For the Nine Months Ended September 30, 1999 and 1998


                                                                                            1999                1998
                                                                                         -----------        -----------
Cash flows from investing activities:
  Net (payments for) proceeds from:
    Purchases of long-term corporate development investments....................         $  (369,153)       $  (304,660)
    Sales of long-term corporate development investments........................              65,735            185,717
    Office facilities...........................................................            (160,224)          (111,628)
    Other assets................................................................            (191,511)          (296,037)
                                                                                         -----------        -----------

Net cash used in investing activities...........................................            (655,153)          (526,608)
                                                                                         -----------        -----------

Cash flows from financing activities: Net proceeds from (payments for):
    Short-term financings.......................................................          10,968,814          1,449,237
    Issuance of DLJdirect stock.................................................             346,591                  -
    Senior notes................................................................             649,188            643,076
    Senior subordinated floating rate notes.....................................                   -            250,000
    Senior secured floating rate notes..........................................            (154,308)           200,000
    Subordinated revolving credit agreement.....................................                   -           (325,000)
    Medium-term notes...........................................................             684,158            249,001
    Other long-term debt........................................................                (210)            (9,291)
    Dividends...................................................................             (39,395)           (38,345)
    Sale of common stock to AXA Financial, Inc..................................                   -            300,000
    Issuance of Series B preferred stock........................................                   -            175,000
    Exercise of stock options...................................................              31,919             20,185
                                                                                         -----------        -----------

Net cash provided by financing activities.......................................          12,486,757          2,913,863
                                                                                         -----------        -----------

Increase in cash and cash equivalents...........................................             733,061            554,338

Cash and cash equivalents at beginning of period................................           1,049,253            273,164
                                                                                         -----------        -----------

Cash and cash equivalents at end of period......................................         $ 1,782,314        $   827,502
                                                                                         ===========        ===========


     See accompanying notes to condensed consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1999

1.  Basis of Presentation

The condensed consolidated financial statements include Donaldson, Lufkin & Jenrette, Inc. and its subsidiaries ("DLJ Inc." or the "Company"). All significant intercompany balances and transactions have been eliminated. The Company is a majority-owned subsidiary of AXA Financial Inc. ("AXA Financial") and its subsidiaries (formerly the Equitable Companies Incorporated). The Company's separate financial statements reflect AXA Financial's cost basis, established in 1985 when they acquired the Company.

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

The Company has invested heavily in technology in order to provide quality products and services to clients and to expand its business. Historically, technology expenses were included in several income statement lines. To reflect the increased importance of technology spending, beginning in the third quarter of 1999, all non-compensation technology costs will be included in the new line item, "Communications and Technology." This change affects two other existing expense lines: Occupancy and Related Costs, formerly Occupancy and Equipment, and Other Operating Expenses. Communications and Technology will now include systems consulting fees, previously included in Other Operating Expenses, and communications equipment, previously included in Occupancy and Equipment. Prior periods have been restated to show the new classifications. Certain other reclassifications have been made to prior year financial statements to conform to the 1999 presentation.

2.  Issuance of DLJdirect Tracking Stock

DLJdirect Common Stock tracks the separate performance of the Company's existing online discount brokerage and related investment services business ("Tracking Stock"). Prior to issuing DLJdirect Common Stock, the Company's existing Common Stock was designated as DLJ Common Stock to reflect the performance of the Company's primary businesses, i.e., Banking, Fixed Income, Equities and Financial Services, plus a 100% interest in DLJdirect. These operations together, are referred to as DLJ. On May 28, 1999, ("the closing date"), the Company issued, in an initial public offering, 18.4 million shares of DLJdirect Common Stock. Holders of DLJdirect Common Stock have no voting rights, except in certain limited circumstances.

Although the DLJdirect common stock reflects the performance of DLJdirect, holders of DLJdirect Common Stock are common stockholders of DLJ Inc. For this reason, holders of DLJdirect common stock will be subject to all of the risks associated with an investment in DLJ Inc. and all of its businesses, assets and liabilities.

The Company has the right to issue DLJ Common Stock in exchange for outstanding DLJdirect Common Stock at a premium at any time. The premium was 25% for exchanges occurring in the 90 days after issuance and will decline ratably each quarter thereafter over a period of three years to 15%. However, the premium will be 10% if as a result of the enactment of legislative changes or administrative proposals or changes, the Company or our stockholders will, based on the legal opinion of our tax counsel, more likely than not be subject to tax upon issuance of the DLJdirect Common Stock or DLJ Common Stock or such stock will not be treated as stock of DLJ Inc. Notwithstanding the foregoing, the Company has the right, at any time, to exchange stock of a subsidiary of DLJ Inc. for DLJdirect Common Stock if all of the assets and liabilities of DLJdirect are transferred to the subsidiary.

Earnings applicable to common shares for DLJ includes a 100% retained interest in DLJdirect for periods prior to the closing date and 82.1% for subsequent periods. Operating results reported by DLJ Inc. prior to the closing date were not affected by the issuance of the tracking stock.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

3.  Income Taxes

Income taxes for interim period condensed consolidated financial statements have been accrued using the Company's estimated effective tax rate. Federal income taxes paid for the nine months ended September 30, 1999 and 1998 were $179.6 million and $98.8 million, respectively.

4.  Borrowings

Short-term borrowings are generally demand obligations with interest approximating Federal fund rates. Such borrowings are generally used to facilitate the securities settlement process, to finance securities inventories and to finance securities purchased by customers on margin.

In 1998, the Company introduced a $1.0 billion commercial paper program. Obligations issued under this program (the "Notes") are exempt from registration under the Securities Act of 1933, as amended under Section 4(2) (the "Securities Act"). At September 30, 1999, there were $253.5 million Notes outstanding under this program.



Long-term borrowings:                                                      September 30,       December 31,
                                                                                1999               1998
                                                                             -----------         -----------
                                                                                    (In thousands)
Senior notes, 5.875%-6.875% due various dates through 2008.............      $ 2,040,224         $ 1,391,036
Medium-term notes, 0.62% - 7.42% due various dates through 2016........        1,730,805           1,046,647
Senior secured floating rate notes due 2005............................          295,692             450,000
Global floating rate notes, due in 2002................................          348,693             348,357
Subordinated exchange notes, 9.58%  due 2003...........................          225,000             225,000
Other borrowings.......................................................           20,417              20,963
                                                                             -----------         -----------

     Total long-term borrowings........................................      $ 4,660,831         $ 3,482,003
                                                                             ===========         ===========

Current maturities.....................................................     $    440,617        $    100,973
                                                                             ===========         ===========



During the quarter ended September 30, 1999, the Company issued $280.2 million of medium-term notes that mature at various dates through 2008.

In the first nine months of 1999, the Company purchased $154.3 million of its senior secured floating rate notes.

For the nine months ended September 30, 1999 and 1998, interest paid on all borrowings and financing arrangements amounted to $3.3 billion and $3.5 billion, respectively.

5.  Long-term Corporate Development Investments

Long-term corporate development investments represent the Company's involvement in private debt and equity investments. These investments generally have no readily available market or may otherwise be restricted as to resale under the Securities Act of 1933; therefore, these investments are carried at estimated fair value as determined by the Finance Committee of the Board of Directors. The cost of these investments was $775.7 million and $472.2 million at September 30, 1999 and December 31, 1998, respectively. For the nine months ended September 30, 1999 and 1998, the increase in net unrealized appreciation amounted to $78.9 million and $20.1 million, respectively. Changes in unrealized appreciation (depreciation) arising from changes in fair value or upon realization are reflected in revenues, principal transactions-net, investment revenues in the condensed consolidated statements of income.

6.  Net Capital

The Company's principal wholly owned subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"), is a registered broker-dealer, a registered futures commission merchant and member firm of The New York Stock Exchange, Inc. (the "NYSE"). Accordingly, DLJSC is subject to the minimum net capital requirements of the Securities and Exchange Commission, NYSE and the Commodities Futures Trading Commission. As such, it is subject to NYSE's net capital rule, which conforms to the Uniform Net Capital Rule pursuant to rule 15c3-1 of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). Under the alternative method permitted by this

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

rule, the required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds whichever is greater. If a member firm's capital is less than four percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm's net capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. At September 30, 1999, DLJSC's net capital of approximately $1.5 billion was 19.14 percent of aggregate debit balances and in excess of the minimum requirement by approximately $1.3 billion.

The Company's London-based broker-dealer subsidiaries are subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Other U.S. and foreign broker-dealer subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At September 30, 1999, the Company and its broker-dealer subsidiaries complied with all applicable regulatory capital adequacy requirements.

7.  Earnings Per Share

Earnings per common share for periods after the closing date have been calculated using the two-class method. The two-class method is an earnings allocation formula that determines the earnings per share for each class of common stock according to participation rights in undistributed earnings.

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

For DLJdirect, basic earnings per share is calculated by dividing earnings applicable to common shares for the period the tracking stock was outstanding (May 28, 1999 to September 30, 1999) by the weighted average actual common shares outstanding. Diluted earnings per common share include the dilutive effect of options calculated under the treasury stock method. DLJ's retained interest excludes the effect of the 10 million shares of common stock that have been reserved for issuance under the DLJdirect Stock Option Plan. Earnings per share for DLJdirect for periods prior to the closing date are not presented as such amounts are not meaningful. For the quarter ended September 30, 1999 and for the period the Tracking Stock was outstanding, exercisable stock options were excluded from the computation of diluted earnings per share since the effect of including them was antidilutive.

The numerators and denominators of the basic and diluted earnings per common share computations include the following items:


                                                                              Three Months Ended           Nine months Ended
                                                                                September 30,                 September 30,
DLJ Common Stock                                                              1999          1998          1999           1998
----------------                                                             ------        ------        ------         -----
                                                                                              (In thousands)
 Earnings applicable to Common Shares-Basic and Diluted................     $ 117,507     $  20,411      $ 394,180     $ 286,129
                                                                            =========     =========      =========     =========

 Weighted Average Common Shares-Basic..................................       125,993       121,569        125,211       118,025

 Effect of Dilutive Securities:
   Restricted stock units..............................................           944         1,929          1,061         2,489
   Stock options.......................................................        11,248        10,980         12,740        10,872
                                                                            ---------     ---------      ---------     ---------

Weighted Average Common Shares-Diluted.................................       138,185       134,478        139,012       131,386
                                                                            =========     =========      =========     =========

DLJdirect Common Stock

 Earnings (loss) applicable to Common Shares-Basic and Diluted.........     $    (596)                   $    (547)
                                                                            =========                    =========

 Weighted Average Common Shares-Basic and Diluted......................        18,400                       18,400
                                                                            =========                    =========

8.  Derivative Financial Instruments

The Company enters into certain contractual agreements referred to as derivatives or off-balance sheet financial

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

instruments primarily to provide products for its clients. Under these agreements, the Company performs the following activities: writes over-the-counter ("OTC") options to accommodate customers' needs; trades in forward contracts in U.S. government and agency issued or guaranteed securities; trades in futures contracts on equity-based indices, interest rate instruments and currencies and issues structured products based on emerging market financial instruments and indices. The Company also enters into swap agreements, primarily equity, interest rate and foreign currency swaps. The Company is not significantly involved in commodity derivative instruments.

Options

The Company writes option contracts specifically designed to meet customers' needs. Since the Company, not its counterparty, is obligated to perform, the options do not expose the Company to credit risk. At the beginning of the contract period, the Company receives a cash premium. During the contract period, the Company bears the risk of unfavorable changes in the value of the financial instruments underlying the options ("market risk"). To cover this market risk, the Company purchases or sells cash or derivative financial instruments on a proprietary basis. Such purchases and sales may include debt and equity securities, forward and futures contracts and options. The counterparties to these purchases and sales are reviewed to determine whether they are creditworthy. Future cash requirements for options written equal the fair value of the options. Option contracts are typically written for a duration of less than 13 months and are included in the condensed consolidated statements of financial condition at fair value.

The notional (contract) value, or the market value for cash instruments, of the written options was $12.9 billion at September 30, 1999 and $5.1 billion at December 31, 1998. These options contracts were covered by the following financial instruments:


                                                                        September 30,     December 31,
                                                                             1999             1998
                                                                          ---------        ---------
                                                                                 (In millions)

   U.S. government, mortgage-backed securities and options thereon....     $  2,725          $ 3,396
   Foreign sovereign debt securities..................................          200               89
   Forward rate contracts.............................................        1,075               38
   Futures contracts..................................................          461               76
   Interest rate derivatives..........................................        5,761              650
   Equities and other.................................................        2,727              895
                                                                           --------          -------
              Total...................................................     $ 12,949          $ 5,144
                                                                           ========          =======


The trading revenues from writing options (net of related interest expense) were approximately $78.8 million and $84.9 million, for the nine months ended September 30, 1999 and 1998, respectively. The fair value of certain written options is measured by the unamortized premiums and the intrinsic value determined from various pricing sources. The average fair value of the options was approximately $370.7 million at September 30, 1999 and $304.3 million at December 31, 1998. The fair value of the options was approximately $485.1 million at September 30, 1999 and $397.1 million at year-end 1998.

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

                                                                                       September 30,     December 31,
Off-balance sheet values:                                                                   1999             1998
                                                                                            ----             ----
                                                                                                (In millions)
Forward Contracts:
     Purchased at notional (contract) value...................................          $ 48,869         $ 41,254
     Sold at notional (contract) value........................................          $ 53,028         $ 39,767

Futures Contracts and Options on Futures Contracts:
     Purchased at market value................................................          $   2,837        $   1,184
     Sold at market value.....................................................          $   4,022        $   1,607


                                                                                       September 30,     December 31,
Values included in the condensed consolidated financial statements:                         1999             1998
                                                                                            ----             ----
                                                                                                (In millions)

Forward Contracts:
     Average fair values included in liabilities during the period................      $       2        $       2
     Unrealized gains included in total assets at end of period...................      $     206        $     263
     Unrealized losses included in total liabilities at end of period.............      $     217        $     269

Futures Contracts:
     Average fair values included in assets (liabilities) during the period.......      $      10        $     (23)
     Unrealized gains included in total assets at end of period...................      $      25        $       4
     Unrealized losses included in total liabilities at end of period.............      $       4        $       1



Average fair values were computed using month-end averages. For forward contracts, the fair values are estimated based on dealer quotes, pricing models or quoted prices for financial instruments with similar characteristics. For futures contracts, the fair values are measured by reference to quoted market prices.

Net trading losses on forward contracts were $126.5 million and $21.9 million and net trading gains (losses) on futures contracts were $106.6 million and $(64.7) million for the nine months ended September 30, 1999 and 1998, respectively.

Swaps

The notional (contract) value of swap agreements, consisting primarily of interest rate and equity swaps, was approximately $22.4 billion and $8.0 billion at September 30, 1999 and December 31, 1998, respectively. The notional or contract amounts indicate the extent of the Company's involvement in the derivative instruments noted above. They do not measure the Company's exposure to market or credit risk and do not represent the future cash requirements of such contracts.

9.  Commitments and Contingencies

The Company issues letters of credit for which it is contingently liable for $349.5 million at September 30, 1999.

The Company has outstanding commitments, expiring on March 16, 2000, to finance $150.0 million to third parties to be secured by mortgage loans on real estate properties. At September 30, 1999, unfunded commitments outstanding under this facility amounted to $47.5 million. In addition, the Company enters into commitments to extend credit to non-investment grade borrowers in connection with the origination and syndication of senior bank debt. At September 30, 1999, unfunded senior bank loan commitments outstanding amounted to $409.8 million.

At September 30, 1999, the Company has commitments of $566.9 million to invest on a side by side basis with merchant banking partnerships.

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


                                                            Fixed                   Financial
                                              Banking      Income       Equities      Services    Elimination
For the Quarters Ended:                        Group        Group        Group         Group        & Other       Total
-----------------------                        -----        -----        -----         -----        -------       -----
                                                                             (in millions)
September 30, 1999
Net revenues from external sources.......    $  534.4     $   131.1     $  219.6    $   316.5     $  (34.7)     $ 1,166.9
Net intersegment revenues................         0.0           0.0         (1.7)        28.0        (26.3)           0.0
Net interest revenue ....................         2.2          54.7         (3.2)        70.2         37.9          161.8
                                             --------     ---------     --------    ---------     --------      ---------
   Total net revenues ...................    $  536.6     $   185.8     $  214.7    $   414.7     $  (23.1)     $ 1,328.7
                                             ========     =========     ========    =========     ========      =========

Income before income taxes...............    $  156.1     $    49.0     $    2.0    $    55.7     $  (68.8)     $   194.0
                                             ========     =========     ========    =========     ========      =========

September 30, 1998
Net revenues from external sources.......    $  296.7     $    20.2     $  138.3    $   255.6     $ (218.5)     $   492.3
Net intersegment revenues................         -             0.5         (2.0)        14.1        (12.6)           0.0
Net interest revenue.....................         1.1          23.5          8.3         55.2        114.7           202.8
                                             --------     ---------     --------    ---------     --------      ---------
   Total net revenues....................    $  297.8     $    44.2     $  144.6    $   324.9     $ (116.4)     $   695.1
                                             ========     =========     ========    =========     ========      =========

Income before income taxes...............    $   76.1     $    (8.1)    $    2.0    $    58.8     $  (87.2)     $    41.6
                                             ========     =========     ========    =========     ========      =========

For the Nine Months Ended:

September 30, 1999
Net revenues from external sources.......    $1,335.2     $   602.2     $  675.7    $   994.3     $ (113.1)     $ 3,494.3
Net intersegment revenues................         0.0           0.2         (3.9)        68.8        (65.1)           0.0
Net interest revenue..                           (1.6)        110.3          8.2        194.9         89.9          401.7
                                             --------     ---------     --------    ---------     --------      ---------
   Total net revenues.                       $1,333.6     $   712.7     $  680.0    $ 1,258.0     $  (88.3)     $ 3,896.0
                                             ========     =========     ========    =========     ========      =========

Income before income taxes...............    $  360.4     $   222.6     $   51.5    $   230.1     $ (214.6)     $   650.0
                                             ========     =========     ========    =========     ========      =========

September 30, 1998
Net revenues from external sources.......    $1,112.5     $   451.4     $  520.4    $   743.0     $ (439.9)     $ 2,387.4
Net intersegment revenues................         0.0           1.5         (3.4)        38.8        (36.9)           0.0
Net interest revenue.....................        (3.5)         87.0          9.5        160.1        352.7          605.8
                                             --------     ---------     --------    ---------     --------      ---------
   Total net revenues....................    $1,109.0     $   539.9     $  526.5    $   941.9     $ (124.1)     $ 2,993.2
                                             ========     =========     ========    =========     ========      =========
Income before income taxes...............    $  333.1     $   164.6     $   56.5    $   156.6     $ (221.4)     $   489.4
                                             ========     =========     ========    =========     ========      =========

Balance sheet data:

September  30, 1999
Segment assets..........................     $1,741.7     $66,820.3     $5,349.3    $21,108.8     $3,095.3      $98,115.4
                                             ========     =========     ========    =========     ========      =========

December 31, 1998
Segment assets..........................     $1,132.0     $45,683.7     $2,694.9    $19,925.0     $2,846.6      $72,282.2
                                             ========     =========     ========    =========     ========      =========

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a reconciliation of the Company's reported income before provision for income taxes to the Company's consolidated totals:


                                                             Quarters Ended                       Nine months Ended
                                                             September 30,                          September 30,

                                                       1999               1998                1999               1998
                                                 --------------------------------------------------------------------------
                                                                              (in millions)
Income before provision for income taxes:
Total income for reported segments.............      $ 262.8            $ 128.8             $ 864.6            $ 710.8
All other income (losses)......................        (12.9)              (3.1)              (39.9)              30.9
Consolidation/elimination (1)..................        (55.9)             (84.1)             (174.7)            (252.3)
                                                     -------            -------             -------            -------
   Total income before provision
    for income taxes...........................      $ 194.0            $  41.6             $ 650.0            $ 489.4
                                                     =======            =======             =======            =======

(1) Consolidation/elimination represents intercompany accounts/intersegment revenue-sharing arrangements that are eliminated in consolidation.

The Company's principal operations are located in the United States. The Company maintains offices in Europe, Latin America and Asia, with the majority of foreign business done through the London offices. The following are net revenues by geographic region:

                                         Nine Months Ended
                                           September 30,
                                      1999               1998
                               --------------------------------------
                                           (in millions)

United States..................      $  3,367.0          $ 2,713.8
Other foreign..................           529.0              279.4
                                     ----------          ---------

      Total....................      $  3,896.0          $ 2,993.2
                                     ==========          =========

11. Legal Proceedings.

Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 1999. There were no new developments in these proceedings in the quarter ended September 30, 1999.

In addition to the significant proceedings and matters previously disclosed, the Company has been named as a defendant in a number of actions relating to its various businesses including various civil actions and arbitrations arising out of its activities as a broker-dealer in securities, as an underwriter and as an employer and arising out of alleged employee misconduct. Some of the actions have been brought on behalf of various classes of claimants and seek damages of material or indeterminate amounts. The Company is also involved, from time to time, in proceedings with, and investigations by, governmental agencies and self regulatory organizations. Although there can be no assurance that such other actions, proceedings, investigations and litigation will not have a material adverse effect on the results of operations of the Company in any future period, depending in part on the results for such period, in the opinion of management of the Company the ultimate resolution of any such other actions, proceedings, investigations and litigation against the Company will not have a material adverse effect on the consolidated financial condition and/or results of operations of the Company.

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

BUSINESS ENVIRONMENT

         The Company's principal business activities, investment and merchant banking, securities sales and trading and correspondent brokerage services are, by their nature, highly competitive and subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity. Consequently, the Company's net income and revenues have been and are likely to continue to be, subject to wide fluctuations reflecting the impact of many factors beyond the Company's control including securities market conditions, the level and volatility of interest rates, competitive conditions and the size and timing of transactions.

         The U.S. economy continued to grow at a steady pace during the third quarter of 1999. The continuing trend in the rate of growth increased concern about inflationary pressures, which led to a quarter point increase in the Fed funds rate on August 24, 1999. Major market indices declined during the quarter due to fears of interest rate hikes, a weak dollar and recovering overseas economies. Underwriting of stock and bond issues declined markedly in the third quarter compared to the first half of 1999, despite strong corporate earnings growth, reflecting concerns about rising interest rates. High-yield bond issuance was at its lowest since July 1995. Merger & acquisition activity rose 43% in the third quarter of 1999, primarily in the pan-European markets. This increase is driven by several factors including increased global competition, consolidation of industries, relatively low interest rates worldwide and cross border combinations resulting from the European Monetary Union.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

         Total revenues for the quarters ended September 30, 1999 and 1998 were $1.7 billion and $1.1 billion. Increases in commissions, underwritings, fees and trading were offset by decreases in interest. Changes in net revenues from external sources for each of the Company's industry segments were: Banking Group revenues increased by $237.7 million primarily as a result of increased underwriting revenues and fee income related to merger and acquisition activity, offset by reduced merchant banking gains; Equities Group revenues increased by $81.3 million primarily as a result of increased underwriting and trading revenues in the domestic equities area, and commissions in the international equities area; Fixed Income Group revenues increased by $110.9 million, principally as a result of positive trading gains in the high yield and mortgage-backed securities areas, offset by reduced underwriting revenues in these areas; Financial Services Group revenues increased by $60.9 million primarily as a result of increased brokerage and correspondent clearance commission revenues and fee income in the Company's correspondent and online brokerage businesses.

         Commission revenues increased by $43.9 million or 19.5% to $269.2 million due to increased business in virtually all areas. Share volumes on the NYSE and NASDAQ exchanges averaged a combined 1.7 million shares per day in the third quarter of 1999, compared to approximately 1.5 million shares per day for the comparable period of 1998. The Company also benefited from the start-up of its London-based equities business.

         Underwriting revenues increased by $129.9 million or 112.5% to $245.4 million, primarily as a result of increases in domestic equities, offset by the decline in new issuances of high yield and mortgage-backed securities.

         Fee revenues increased by $131.4 million or 41.4% to $448.7 million. These results reflect primarily the Company's continuing market share growth in global merger and acquisitions advisory transactions. In addition, fee income in the Company's correspondent and online brokerage, and high-net-worth businesses increased due to customer demand for a variety of portfolio advisory and technology services.

         Interest, net of interest expense to finance U.S. government, agency and mortgage-backed securities, decreased by $40.0 million or 6.9% to $537.5 million. The decrease resulted from the decrease in emerging markets proprietary trading. (The Company ceased proprietary trading in emerging markets in the third quarter of 1998). If the impact of the firm's proprietary trading activities in emerging markets during the third quarter of 1998 were excluded, net interest income would have increased 17.6%. In most other areas there were increases in balances of lending activity, which were offset in part by reductions in interest rates charged.

         Principal transactions-net, trading revenues increased by $356.0 million or 156.0% to $127.8 million primarily from gains in fixed income and equity trading and the elimination in 1999 of trading losses in the emerging markets and high yield areas.

         Principal transactions-net, investment revenues increased by $12.9 million or 28.9% to $57.6 million. The reduction in realized gains on sales of investments was $18.3 million. Net unrealized carrying values increased by $31.1 million, which includes the increase of net unrealized depreciation of $1.4 million on investments sold and an increase in net unrealized appreciation of $32.6 million on retained investments.

         Total costs and expenses for the third quarter of 1999 were $1.5 billion, an increase of $482.2 million or 47.4% over the third quarter of 1998, primarily due to growth at Pershing as well as the Company's international expansion in Europe.

         Compensation and benefits increased $374.4 million or 96.7% to $761.6 million. Incentive and production-related compensation increased by 162.9% in 1999 and base compensation, including benefits and all payroll taxes, increased by 21.5% primarily due to the Company's significant expansion in Europe. At September 30, 1999, full-time personnel totaled 9,716 compared to 8,157 at September 30, 1998, an increase of 1,559 or 19.1%.

         Interest expense increased $1.0 million or 0.3% to $375.7 million due to increased inventory positions in the third quarter of 1999 offset in part by reduced interest rates and reduced proprietary trading in emerging markets.

         All other expenses, as noted below, increased by $106.6 million or 40.0% to $373.1 million from the second quarter of 1998.

         Brokerage, clearing, exchange fees and other expenses increased by $4.8 million due to increased trading volume and transaction fee payments. Occupancy and related costs increased by $11.8 million primarily as a result of the Company's domestic and international expansion. Communications and technology increased by $43.1 million due to expansion of the Company's international operations, implementation and development of new systems, consulting fees related to the Year 2000 project and overhaul of the online customer trading and information system for the Company's correspondent brokerage network. All other operating expenses increased by $46.9 million. Included therein are professional fees, travel and entertainment, and printing and stationery which increased due to an overall increase in the level of business activity.

         The changes in income before income taxes for each industry segment were: Banking Group pre-tax income increased by $80.0 million as a result of increased underwritings, and fees related to merger and acquisition activity; Equities Group pre-tax income was unchanged; Fixed Income Group pre-tax income increased by $57.1 million as a result of increased trading gains offset by decreased underwriting revenues in the high yield and real estate finance areas; Financial Services Group pre-tax income decreased $3.1 million as a result of increased advertising and technology spending.

         The Company's income tax provision for the third quarter of 1999 and 1998 was $71.8 million and $15.9 million, respectively, which represented a 37.01% and 38.22% effective tax rate, respectively.

         Net income for the quarter ended September 30, 1999 was $122.2 million, an increase of $96.5 million or 375.5% from the comparable 1998 period. Basic and diluted earnings per common share, using the treasury stock method were $0.93 and $0.85 and $0.17 and $0.15 for the third quarter of 1999 and 1998, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Total revenues for the nine months ended September 30, 1999 and 1998 were $5.0 billion and $4.1 billion, respectively. Increases in commissions, underwriting, fees and trading were offset by decreases in interest. Changes in net revenues from external sources for each of the Company's industry segments were: Banking Group revenues increased by $222.7 million primarily as a result of increased merger & acquisition fees; Equities Group revenues increased $155.3 million primarily as a result of increased commission revenues in its non-dollar equities trading in London and Hong Kong and trading gains in the domestic equities group; Fixed Income Group revenues increased by $150.8 million principally as a result of increases in trading gains offset by decreased underwriting revenues in the high yield and real estate finance areas; Financial Services Group revenues increased by $251.3 million primarily as a result of increased brokerage and correspondent clearance commission revenues and fee income in the Company's correspondent and online brokerage businesses.

         Commission revenues increased by $215.5 million or 34.4% to $841.3 million due to increased business in virtually all areas and are consistent with the overall growth in listed share volume on major equity exchanges. The primary areas of growth were in the Company's international equities group and correspondent and online brokerage businesses.

         Underwriting revenues increased by $147.0 million or 19.2% to $911.8 million, primarily as a result of increases in domestic and international equity underwriting, offset by decreases in underwriting of high yield and mortgage-backed securities.

         Fee revenues increased by $177.3 million or 19.9% to $1,068.4 million. These results reflect primarily the Company's continuing market share growth in global merger and acquisitions advisory transactions. Fees related to increased customer demand for a variety of portfolio advisory and technology services at the Company's correspondent brokerage and online brokerage business also increased from the prior year.

         Interest, net of interest expense to finance U.S. government, agency and mortgage-backed securities, decreased by $218.6 million or 12.6% to $1,514.0 million, primarily from the decrease in emerging markets proprietary trading. (The Company ceased proprietary trading in emerging markets in the third quarter of 1998). If the impact of the firm's proprietary trading activities in emerging markets during the first nine months of 1998 were excluded, net interest income would have increased 13.3%. In most other areas there were increases in balances of lending activity, which were offset in part by reductions in interest rates charged.

         Principal transactions-net, trading revenues increased by $589.5 million or 850.6% to $520.2 million primarily from increases in equity and fixed income trading gains, as well as the elimination in 1999 of trading losses in the emerging markets and high yield areas.

         Principal transactions-net, investment revenues decreased by $47.5 million or 35.7% to $85.7 million. The reduction in realized gains on sales of investments was $106.2 million. Net unrealized carrying values increased by $58.8 million, which includes the increase of net unrealized appreciation of $8.3 million on investments sold and an increase in net unrealized appreciation of $50.4 million on retained investments.

         Total costs and expenses for the nine months ended September 30, 1999 were $4.4 billion, an increase of $727.7 million or 19.8% over the nine months ended September 30, 1998, primarily due to growth at Pershing and DLJdirect, as well as the Company's international expansion in Europe.

         Compensation and benefits increased $493.1 million or 28.9% to $2,197.3 million. Incentive and production-related compensation increased by 30.5% in 1999 primarily because the nine months of 1998 included a $29 million provision for costs associated primarily with the Company's plans for significant expansion in Europe. Base compensation, including benefits and all payroll taxes, increased by 25.1% due to expansion in various business groups. At September 30, 1999, full-time personnel totaled 9,716 compared to 8,157 at September 30, 1998, an increase of 1,559 or 19.1%.

         Interest expense decreased $14.5 million or 1.3% to $1,112.3 million due to the reduction of proprietary trading in emerging markets offset by overall increased borrowings.

         All other expenses, as noted below, increased by $249.1 million or 31.1% to $1,048.8 million over the nine months of 1998.

         Brokerage, clearing, exchange fees and other expenses increased by $23.1 million due to increased trading volume and transaction fee payments. Occupancy and related costs increased by $30.2 million as a result of the Company's domestic and international expansion. Communications and technology increased by $87.0 million due to expansion of the Company's international operations, implementation and development of new systems, consulting fees related to the Year 2000 project and overhaul of the online customer trading and information system for the Company's correspondent brokerage network. All other operating expenses increased by $108.8 million. Included therein are professional fees, travel and entertainment, and printing and stationery which increased due to an overall increase in the level of business activity.

         The changes in income before income taxes for each industry segment were: Banking Group pre-tax income increased by $27.3 million, primarily as a result of increased underwriting revenues and fees related to merger and acquisition activity offset by reduced merchant banking gains; Equities Group pre-tax income decreased by $5.0 million as continued investment spending related to international expansion more than offset the related increase in revenues; Fixed Income Group pre-tax income increased by $58.0 million as decreased underwriting revenues in the high yield and real estate finance areas were more than offset by strong trading gains; Financial Services Group pre-tax income increased $73.5 million as a result of increased brokerage and correspondent clearance commissions and fee income.

         The Company's income tax provision for the nine months of 1999 and 1998 was $240.5 million and $187.2 million, respectively, which represented a 37.0% and 38.25% effective tax rate, respectively.

         Net income for the nine months ended September 30, 1999 was $409.5 million, an increase of $107.3 million or 35.5% from the comparable 1998 period. Basic and diluted earnings per common share, using the treasury stock method were $3.15 and $2.84 and $2.42 and $2.18 for the nine months ended September 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's assets are highly liquid with the majority consisting of securities inventories and collateralized receivables, both of which fluctuate depending on the levels of proprietary trading and customer business. Such collateralized receivables consist primarily of resale agreements and securities borrowed, both of which are secured by U.S. government and agency securities, and marketable corporate debt and equity securities. In addition, the Company has significant receivables that turn over frequently from customers, brokers and dealers. To meet client needs, as a securities dealer, the Company may carry significant levels of trading inventories. As such, because of changes relating to customer needs, economic and market conditions and proprietary trading strategies, the Company's total assets or the individual components of total assets vary significantly from period to period. A relatively small percentage of total assets is fixed or held for a period of longer than one year. At September 30, 1999 and December 31, 1998, the Company's total assets were $98.1 billion and $72.3 billion, respectively.

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

         The Company maintains a $2.5 billion revolving credit facility with various banks, of which $1.9 billion may be unsecured. There were no borrowings outstanding under this agreement at September 30, 1999.

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

           On May 28, 1999, the Company issued in an initial public offering,
18.4 million shares of DLJdirect Common Stock. The shares of DLJdirect Common Stock have no voting rights, except in certain limited circumstances. Net proceeds from the offering amounted to $343.2 million of which $235.9 million was allocated to DLJdirect .

         During the nine months ended September 30, 1999, the Company was active in raising additional long-term financing. As of September 30, 1999, $650.0 million of 5 7/8% Senior Notes and an aggregate of $685.2 million medium term notes with various rates and maturities have been issued.

         In addition, during the nine months ended September 30, 1999, commercial paper outstanding under the Company's $1.0 billion commercial paper program increased from $30.9 million to $253.5 million.

The Company's current credit ratings of its long-term debt and commercial paper are as follows:

                                       Long-Term Debt        Commercial Paper

            Duff & Phelps                  A                     D-1
            Fitch IBCA                     A                     F-1
            Moody's                        A3                    P-2
            Standard & Poors               A-                    A-2
            Thomson BankWatch              A+                   TBW-1

         The Company's principal wholly owned subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") is subject to the capital requirements of the Securities and Exchange Commission, the New York Stock Exchange, Inc., the Commodities Futures Trading Commission and the Chicago Board of Trade, all of which regulate the general capital adequacy and liquidity of broker-dealers and/or futures commission merchants. DLJSC has consistently maintained capital substantially in excess of the minimum requirements of such capital rules. At September 30, 1999, DLJSC had aggregate regulatory "net capital," after adjustments required by Rule 15c3-1 under the Securities Exchange Act of 1934, of approximately $1.5 billion, which exceeded minimum net capital requirements by $1.3 billion and which exceeded the net capital required by DLJSC's most restrictive debt covenants by $909.3 million. The Company's London-based broker-dealer subsidiaries are subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Other U.S. and foreign broker-dealer subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At September 30, 1999, the Company and its broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

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

Nine Months Ended September 30, 1999 and 1998

         At September 30, 1999 and 1998, cash and cash equivalents totaled $1.8 billion and $827.5 million, an increase of $733.1 million and $554.3 million, respectively.

         Cash used in operating activities totaled $11.1 billion and $1.8 billion for the nine months ended September 30, 1999 and 1998, respectively, and reflects primarily an increase in operating assets. In the first nine months of 1999, there were increases in assets including financial instruments owned of $6.8 billion, securities borrowed of $6.9 billion and receivables from brokers, dealers and other of $4.5 billion. These increases were partially offset by increases in liabilities including payables to brokers, dealers and other of $4.0 billion, securities loaned of $1.8 billion and financial instruments sold not yet purchased of $1.0 billion.

         For the nine months ended September 30, 1999 and 1998, cash of $655.1 million and $526.6 million, respectively, was used in investing activities. These generally consist of purchases of long-term corporate development investments and office facilities.

         For the first nine months of 1999 and 1998, net cash provided by financing activities totaled $12.5 billion and $2.9 billion, respectively, of which, $11.0 billion and $1.4 billion was provided by short-term financings (principally repurchase agreements). In the second quarter of 1999, the Company received proceeds from the issuance of DLJdirect Common Stock of $346.6 million. Additionally, in 1999, $649.2 million was provided by issuing Senior Notes and $684.2 million was provided by issuing medium-term notes.

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

         The Company has focused its derivative activities on writing OTC options contracts to accommodate its customers' needs, trading in forward contracts in U.S. government and agency issued or guaranteed securities, trading in futures contracts on equity-based indices, interest rate instruments, and foreign currencies, and issuing structured products based on emerging market financial instruments and indices. The Company also enters into swap agreements, primarily equity, interest rate and foreign currency swaps.

     Options Contracts:

         Options contracts are typically written for a duration of less than 13 months and are included in the consolidated statements of financial condition at fair value. Revenues from these activities (net of related interest expenses) were approximately $78.8 million and $84.9 million for the nine months ended September 30, 1999 and 1998, respectively. Option writing revenues are primarily from the amortization of option premiums.

         The notional (contract) value, or the market value for cash instruments, of the written options contracts was approximately $12.9 billion and $9.0 billion at September 30, 1999 and 1998, respectively. These options contracts were covered by various financial instruments that the Company has purchased or sold as principal.

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

         For the nine months ended September 30, 1999 and 1998, net trading losses on forward contracts were $126.5 million and $21.9 million and net trading gains (losses) on futures contracts were $106.6 million and $(64.7) million, respectively.

Off-balance sheet values:

                                            September 30, 1999   September 30, 1998
                                            ------------------   ------------------
                                            Purchases   Sales    Purchases   Sales
                                            ---------   -----    ---------   -----
                                                          (In millions)
Forward Contracts
 (Notional Contract Value)................   $48,869   $53,028   $39,954    $42,528
                                             =======   =======   =======    =======

Futures Contracts and Options on
 Futures Contracts (Market Value).........   $ 2,837   $ 4,022   $ 1,393    $ 2,588
                                             =======   =======   =======    =======

Swap Agreements:

         The notional (contract) value of swap agreements consisting primarily of interest rate and equity swaps, was approximately $22.4 billion and $8.0 billion at September 30, 1999 and December 31, 1998, respectively. The notional or contract amounts indicate the extent of the Company's involvement in the derivative instruments noted above. They do not measure the Company's exposure to market or credit risk and do not represent the future cash requirements of such contracts.

MERCHANT BANKING AND BRIDGE LENDING ACTIVITIES

         The Company's merchant banking activities include investments in various partnerships, for which subsidiaries of the Company act as general partner, as well as direct investments in connection with its merchant banking activities. At September 30, 1999 the Company had investments of $687.2 million and has commitments to invest up to an additional $566.9 million.

         AXA Financial has committed, subject to its approval on a transaction-by-transaction basis, to provide $750.0 million of subordinated debt financing to the DLJ Bridge Fund. The Bridge Fund provides short-term loans in connection with DLJ's merchant banking and financial advisory businesses. The Company has agreed to pay AXA Financial the first $25.0 million of aggregate principal losses incurred by AXA Financial with respect to all bridge loans. To the extent such payments by the Company do not fully cover any such losses incurred by AXA Financial, AXA Financial is entitled to receive all other distributions otherwise payable to the Company with respect to DLJ Bridge Fund activities until such losses have been recovered. The Company has also agreed to pay AXA Financial the amount, if any, by which any principal loss on an individual loan exceeds $150.0 million. At September 30, 1999, the DLJ Bridge Fund had no individual bridge loans outstanding in excess of $150.0 million. At September 30, 1999, the DLJ Bridge Fund had extended $257.3 million of short-term bridge loans.

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

         The Company records high-yield securities at market value and records non-investment grade holdings at market or fair value, except for senior bank debt which is carried at lower of cost or market. Unrealized gains and losses are recognized currently in earnings. Long and short financial holdings (excluding derivatives and structured notes) are as follows:

                                                         September 30,                       December 31,
                                                              1999                               1998
                                                       ------------------                ------------------------
                                                                           (In millions)
                                                       Long             Short             Long             Short
                                                       ----             -----             ----             -----
 High-Yield..................................      $   627.8           $ 371.5      $     429.3           $ 345.3
 Senior Bank Debt............................        1,417.7              50.4          1,261.6                 -
 Foreign Sovereign Debt......................          517.3              11.6            423.6              13.8
 Mortgage Whole Loans .......................        1,253.8                -             722.3                 -
 Convertible Securities......................          194.4              15.3            460.6               8.0
 Other Non-Investment Grade..................          177.5                -             243.2              21.5
                                                   ---------           -------        ---------           -------

Totals......................................       $ 4,188.5           $ 448.8        $ 3,540.6           $ 388.6
                                                   =========           =======        =========           =======

RISK MANAGEMENT AND VALUE AT RISK

         For a description of the Company's risk management policies and procedures and value-at-risk ("VAR") model, including such model's assumptions and limitations, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1998 Annual Report on Form 10-K.

         The Company-wide VAR was approximately $18.0 million and $22.0 million at September 30, 1999 and December 31, 1998, respectively. The Company-wide VAR is less than the sum of the individual components below due to the benefit of diversification among the risks presented below. The VAR for the two main components of market risk, expressed in terms of theoretical fair values at September 30, 1999 and December 31, 1998 is as follows:

                                       September 30,   December 31,
                                           1999             1998
                                       -------------   -------------
                                              (In millions)

     Interest rate risk...............     $   9            $ 16
     Equity risk......................     $  13            $ 11

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

         The Company's plans for preparing for Year 2000 are in writing and address all mission critical computer systems globally. Such systems have been remedied, tested and implemented. The Company has also renovated, tested and implemented all non-critical systems. The Company has a reasonable basis to believe that all applications, both mainframe and non-mainframe are Year 2000 compliant. The post implementation process will ensure continued compliance of the applications. This process includes redundant vendor testing, correspondent testing, extended point-to-point testing, and integrated systems testing through year-end. Throughout the Year 2000 process, none of the Company's major technology projects has been significantly impacted.

Costs

         The total cost to ensure that the Company's systems are Year 2000 compliant is not expected to be material to the Company's financial position. Based upon current information, the total cost of the Year 2000 project is estimated to be approximately $90 million, which has been approved by the Board of Directors of the Company. Based on progress to date, the current funding level has been found to be adequate. More than half of the Year 2000 budget was allocated to renovate and test applications. The budget included Year 2000 compliance testing, full system testing, point to point testing with industry agencies, correspondents and third party vendors and other industry-wide testing. The budget also included developing a contingency plan. Costs related to the Year 2000 project are expensed as incurred. At September 30, 1999, costs since inception totaled $89 million. The cost of the project is being funded by operations.

Risks

         The Year 2000 issue includes many risks including the possibility that the Company's computer and non-information technology systems will fail. The Company cannot be certain that the systems of other companies on which the Company depends will be converted in a timely fashion. Due to this uncertainty, the Company is unable to determine whether the Year 2000 will have a material impact on the Company's business, results of operations or financial condition. If the changes which the Company has implemented to address the Year 2000 issues do not work as planned, the Company may experience business interruption or shutdown, financial loss, regulatory actions, damage to the Company's global franchise and legal liability. However, the Year 2000 Project is expected to significantly reduce the Company's level of uncertainty regarding the Year 2000 readiness of internal and third party systems. The Company believes that with the Project substantially completed, as of September 30, 1999, the possibility of significant interruptions of normal operations as a result of the Year 2000 should be reduced.

Contingencies

         The Company has assessed Year 2000 contingency requirements and has developed a formal contingency plan. The contingency plan addresses procedures to be implemented in the event of problems concerning the following:

     o   Mission-critical systems
     o   Electronic interfaces; and
     o   Third parties.

     This plan includes written Year 2000-specific contingency plans that will address corporate-wide shared services (i.e., communications systems and physical facilities), as well as their mission critical business units. Year 2000 command centers are being established and will be staffed with incident management teams that will coordinate communications world-wide at year-end. In addition, year-end cross-over weekend plans are being implemented.

         To the fullest extent permitted by law, the foregoing discussion is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act 105 P.L. 271.

         Forward looking statements contained under "YEAR 2000" above should be read in conjunction with the Company's disclosure under the heading "FORWARD LOOKING STATEMENTS" below.

FORWARD-LOOKING STATEMENTS

         The Company has made in this report, and from time to time may otherwise make in its public filings, press releases and discussions with Company management, forward looking statements concerning the Company's operations, economic performance and financial condition, as well as its strategic objectives, including, without limitation, global expansion. Such forward looking statements are subject to various risks and uncertainties and the Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those currently anticipated due to a number of factors in addition to those discussed elsewhere herein and in the Company's other public filings, press releases and discussions with Company management, including (i) the volatile nature of the securities business, which is affected by, among other things, the availability of capital, the level and volatility of interest rates and the uncertainties of the global and U.S. economies, (ii) the competitive nature of the securities business,
(iii) the effect of extensive federal, state and foreign regulation on the Company's business, (iv) market, credit and liquidity risks associated with the Company's underwriting, securities trading, market-making and arbitrage activities, (v) potential losses that could result from the Company's merchant banking activities as a result of its capital intensive nature, (vi) risks associated with the Company's use of derivative financial instruments, (vii) the availability of adequate financing to support the Company's business, (viii) potential restrictions on the business of, and withdrawal of capital from, certain subsidiaries of the Company due to net capital requirements, (ix) potential liability under federal and state securities and other laws, (x) the effect of any future acquisitions, (xi) the risks associated with Year 2000 issues, including failure to meet the schedule for Year 2000 compliance, the uncertainty surrounding Year 2000 readiness of third parties, and increased costs associated with the implementation of the Year 2000 project and (xii) factors affecting the timeliness of Year 2000 compliance including the ability to locate, correct and successfully test all relevant computer code according to schedule, the continued availability of certain resources including personnel, timely responses and corrections by third-parties and suppliers and the compatibility of new systems with those systems not being replaced.

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS-  DONALDSON, LUFKIN & JENRETTE, INC.

Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 1999. There were no new developments in these proceedings in the quarter ended September 30, 1999.

In addition to the significant proceedings and matters previously disclosed, the Company has been named as a defendant in a number of actions relating to its various businesses including various civil actions and arbitrations arising out of its activities as a broker-dealer in securities, as an underwriter and as an employer and arising out of alleged employee misconduct. Some of the actions have been brought on behalf of various classes of claimants and seek damages of material or indeterminate amounts. The Company is also involved, from time to time, in proceedings with, and investigations by, governmental agencies and self regulatory organizations. Although there can be no assurance that such other actions, proceedings, investigations and litigation will not have a material adverse effect on the results of operations of the Company in any future period, depending in part on the results for such period, in the opinion of management of the Company the ultimate resolution of any such other actions, proceedings, investigations and litigation against the Company will not have a material adverse effect on the consolidated financial condition and/or results of operations of the Company.

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS   - DLJDIRECT

                                    DLJdirect
    (a combination of certain assets and liabilities as described in note 1)
        Condensed Combined Statements of Financial Condition (Unaudited)

                                 (In thousands)


                                                                                 September 30,     December 31,
                                                                                      1999             1998
                                                                                      ----             ----
                                      ASSETS
Cash and cash equivalents.....................................................      $ 183,356          $ 26,654
Short-term investments........................................................         64,342                 -
Deposit with affiliated clearing broker.......................................            329               250
Receivables from brokers, dealers and others, net.............................          3,396             1,887
Financial instruments owned, at market value..................................             29                42
Office facilities, at cost (net of accumulated depreciation
   and amortization of $397 and $284, respectively)...........................            165               278
Investment in joint venture...................................................         11,765                 -
Other assets..................................................................            293               640
                                                                                    ---------          --------

Total assets..................................................................      $ 263,675          $ 29,751
                                                                                    =========          ========

                         LIABILITIES AND ALLOCATED EQUITY
Liabilities:
  Payables to parent and affiliates, net......................................     $    7,564          $  5,211
  Financial instruments sold not yet purchased, at market value...............             22                24
  Accounts payable and accrued expenses.......................................         22,570             2,592
                                                                                    ---------          --------

Total liabilities.............................................................         30,156             7,827
                                                                                    ---------          --------
Commitments and contingencies.................................................              -                 -

Allocated equity..............................................................        232,648            21,924
Accumulated other comprehensive income........................................            871                 -
                                                                                    ---------          --------
Total allocated equity........................................................        233,519            21,924
                                                                                    ---------          --------
Total liabilities and allocated equity........................................      $ 263,675          $ 29,751
                                                                                    =========          ========


       See accompanying notes to condensed combined financial statements.

                                    DLJdirect
    (a combination of certain assets and liabilities as described in note 1)
             Condensed Combined Statements of Operations (Unaudited)
               (In thousands, except share and per share amounts)

                                                                          Three Months Ended           Nine Months Ended
                                                                             September 30,               September 30,
                                                                          1999          1998          1999          1998
                                                                          ----          ----          ----          ----
Revenues:
   Commissions.......................................................   $  30,660      $ 19,443     $  98,425     $  54,314
   Fees..............................................................      13,172         7,070        38,322        18,365
   Interest..........................................................      11,049         3,669        25,010         9,838
                                                                        ---------      --------     ---------     ---------

     Total revenues..................................................      54,881        30,182       161,757        82,517
                                                                        ---------      --------     ---------     ---------

Costs and expenses:

   Compensation and benefits.........................................      17,136         7,552        41,351        20,231
   Brokerage, clearing, exchange and other fees......................       8,865         6,984        26,939        19,724
   Advertising.......................................................      18,128         6,585        37,461        19,918
   Occupancy and equipment...........................................       2,545         1,347         6,017         3,659
   Communications....................................................       2,641         1,196         8,065         3,931
   Technology costs..................................................         813           782         2,624         3,089
   Other operating expenses..........................................       8,481         4,422        20,527        12,513
                                                                        ---------      --------     ---------     ---------

     Total costs and expenses........................................      58,609        28,868       142,984        83,065
                                                                        ---------      --------     ---------     ---------

Income (loss) before income tax provision (benefit) and equity
     in net loss of joint venture....................................      (3,728)        1,314        18,773          (548)
                                                                        ---------      --------     ---------     ---------

Income tax provision (benefit).......................................      (1,490)          538         7,807          (223)

Equity in net loss of joint venture..................................      (1,092)            -        (2,048)            -
                                                                        ---------      --------     ---------     ---------

     Net income (loss)...............................................    $ (3,330)     $    776     $   8,918     $    (325)
                                                                        =========      ========     =========     =========

Earnings (loss) per share:
       Basic.........................................................   $   (0.03)     $   0.01     $    0.09     $   (0.00)
       Diluted.......................................................   $   (0.03)     $   0.01     $    0.09     $   (0.00)
                                                                        =========      ========     =========     =========

Weighted average notional and outstanding shares:
       Basic.........................................................     102,650       102,650       102,650       102,650
       Diluted.......................................................     102,650       104,673       103,269       102,650
                                                                        =========      ========     =========     =========

Earnings (loss) attributable to:
       DLJ Retained Interest.........................................    $ (2,734)     $    776     $   9,465     $    (325)
       DLJdirect Tracking Stock......................................        (596)            -          (547)             -
                                                                        =========      ========     =========     =========

Tracking Stock earnings (loss) per share:
       Basic.........................................................   $   (0.03)                  $   (0.03)
       Diluted.......................................................   $   (0.03)                  $   (0.03)
                                                                        =========                   =========

Tracking Stock weighted average common shares:
       Basic.........................................................      18,400                      18,400
       Diluted.......................................................      18,400                      18,400
                                                                        =========                   =========

       See accompanying notes to condensed combined financial statements.

                                    DLJdirect

    (a combination of certain assets and liabilities as described in note 1) Condensed Combined Statements of Changes In Allocated Equity (Unaudited)
                                 (In thousands)

                  For the Year Ended December 31, 1998 and the
                      Nine Months Ended September 30, 1999

                                                                          Accumulated Other                 Total
                                               Allocated Equity          Comprehensive Income          Allocated Equity
                                               ----------------          --------------------          ----------------
Balances at December 31, 1997............          $   5,964                   $      -                    $   5,964
Net income...............................              1,460                          -                        1,460
Capital contributions from DLJ...........             14,500                          -                       14,500
                                                   ---------                   --------                    ---------

Balances at December 31, 1998............             21,924                          -                       21,924
Net income...............................              8,918                          -                        8,918
Translation adjustment...................                  -                        871                          871
   Total comprehensive income............                  -                          -                       31,713

Capital contribution from DLJ............              1,000                          -                        1,000
Allocated equity from issuance of
   Tracking Stock........................            233,945                          -                      233,945
Dividend paid to DLJ.....................            (33,139)                         -                      (33,139)
                                                   ---------                   --------                    ---------

Balances at September 30, 1999...........          $ 232,648                   $    871                    $ 233,519
                                                   =========                   ========                    =========

       See accompanying notes to condensed combined financial statements.

                                    DLJdirect

    (a combination of certain assets and liabilities as described in note 1)
             Condensed Combined Statements of Cash Flows (Unaudited)

                                 (In thousands)

              For the Nine Months Ended September 30, 1999 and 1998


                                                                                         1999             1998
                                                                                         ----             ----
 Cash flows from operating activities:
    Net income (loss)...........................................................    $   8,918         $    (325)

 Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
    Depreciation and amortization...............................................          113               228
    Deferred taxes..............................................................       (1,233)             (204)
    Equity in net loss of joint venture.........................................        2,048                 -

 (Increase) decrease in operating assets:
    Deposit with affiliated clearing broker.....................................          (79)                -
    Receivables from brokers, dealers and other, net............................       (1,509)             (443)
    Financial instruments owned, at market value................................           13                11
    Other assets................................................................          347               (87)

 Increase (decrease) in operating liabilities:
    Payables to parent and affiliates, net......................................        3,075            (1,616)
    Financial instruments sold, not yet purchased, at market value..............           (2)                6
    Accounts payable and accrued expenses.......................................       19,978             2,087
                                                                                    ---------          --------

    Net cash provided by (used in) operating activities.........................       31,669              (343)
                                                                                    ---------          --------

 Cash flows from investing activities:
    Net proceeds from sale of office facilities.................................            -             1,231
    Investment in joint venture.................................................      (12,431)                -
    Short-term investments......................................................      (64,342)                -
                                                                                    ---------          --------

 Net cash provided by (used in) investing activities............................      (76,773)            1,231
                                                                                    ---------          --------

 Cash flows from financing activities:

    Net proceeds from capital contributions from DLJ............................        1,000            11,500
    Allocated equity from issuance of Tracking Stock............................      233,945                 -
    Dividend paid to DLJ........................................................      (33,139)                -
                                                                                    ---------          --------

 Net cash provided by financing activities......................................      201,806            11,500
                                                                                    ---------          --------

 Increase in cash and cash equivalents..........................................      156,702            12,388
 Cash and cash equivalents at beginning of period...............................       26,654             8,881
                                                                                    ---------          --------

 Cash and cash equivalents at end of period.....................................    $ 183,356          $ 21,269
                                                                                    =========          ========



        See accompanying notes to condensed combined financial statements

                                    DLJdirect
    (a combination of certain assets and liabilities as described in note 1)
          Notes to Condensed Combined Financial Statements (Unaudited)

1.   Basis of Presentation

DLJdirect Common Stock tracks the separate performance of DLJ Inc.'s existing online discount brokerage and related investment services business for periods subsequent to the date of the offering ("Tracking Stock"). On May 28, 1999 ("the closing date"), DLJ Inc. issued in an initial public offering 18.4 million shares of DLJdirect Common Stock. The shares of DLJdirect Common Stock have no voting rights, except in certain limited circumstances.

As a result of the offering DLJ Inc. has a retained interest of 82.1% in DLJdirect represented by 84.3 million notional shares. The 18.4 million shares of DLJdirect Tracking Stock reflect the 17.9% owned by the public. Prior to the offering, DLJ Inc. had a 100% interest in the earnings of DLJdirect.

The DLJdirect Common Stock initially consisted principally of the assets, liabilities, revenues and expenses of DLJ Inc.'s ultimate 100% equity interest in DLJdirect Holdings Inc. (subsequent to June 1, 1997) and DLJ Inc.'s online discount brokerage division (prior to June 2, 1997). DLJdirect may also include such other related assets and liabilities of DLJ Inc. as the Board of Directors of DLJ Inc. may deem appropriate in the future. It is currently the intention of DLJ Inc. that any businesses, assets and liabilities related to its online discount brokerage and related investment services businesses will be attributed to DLJdirect. However, the Board of Directors of DLJ Inc., in its sole discretion, may in the future decide to pursue business opportunities or operational strategies, even in the online brokerage area, through DLJ Inc. instead of DLJdirect.

DLJ Inc. has the right to issue DLJ Common Stock in exchange for outstanding DLJdirect Common Stock at a premium at any time. The premium was 25% for exchanges occurring in the 90 days after issuance and will decline ratably each quarter thereafter over a period of three years to 15%. However, the premium will be 10% in the event that certain legislative or administrative proposals are enacted. Notwithstanding the foregoing, DLJ Inc. has the right, at any time, to exchange stock of a subsidiary of DLJ Inc. for DLJdirect Common Stock if all of the assets and liabilities of DLJdirect are transferred to the subsidiary.

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

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted. These condensed combined financial statements reflect, in the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the condensed combined financial position and results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results for the entire year. These financial statements should be read in conjunction with the combined financial statements and notes thereto as of and for the year ended December 31, 1998 included on Form S-3 filed by DLJ Inc. on May 25, 1999.

2.   Summary of Significant Accounting Policies

To prepare condensed combined financial statements in conformity with generally accepted accounting principles ("GAAP"), management must estimate certain amounts that affect the reported assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates. Certain reclassifications have been made to prior year financial statements to conform to the 1999 presentation.

Substantially all of DLJdirect's financial assets and liabilities, including short-term investments, are carried at market or fair value or are carried at amounts which approximate fair value because of their short-term nature. Fair value is estimated at a specific point in time, based on relevant market information.

Cash equivalents include all demand deposits held in banks and certain highly liquid investments with maturities of 90 days or less, other than those held for sale in the ordinary course of business.

Commission revenue and brokerage, clearing, exchange and other fees are reported on a trade date basis.

                                    DLJdirect
    (a combination of certain assets and liabilities as described in note 1)
          Notes to Condensed Combined Financial Statements (Unaudited)

Office facilities are carried at cost and are depreciated on a straight-line basis over the estimated useful life of the related assets, ranging from three to eight years. Leasehold improvements are amortized over the lesser of the useful life of the improvement or the term of the lease.

Advertising costs are expensed as incurred.

Investment in joint venture is accounted for by the equity method.

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

4.   Net Capital

DLJdirect Holdings Inc.'s principal subsidiary, DLJdirect Inc., is a registered broker-dealer and a member of the National Association of Securities Dealers Inc. ("NASD") and, accordingly is subject to the minimum net capital requirements of the Securities and Exchange Commission and the NASD. As such, it is subject to the NASD's net capital rule which conforms to the Uniform Net Capital Rule pursuant to rule 15c3-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the required net capital, as defined, shall not be less than two percent of aggregate debit balances, as defined, or $250,000, whichever is greater. At September 30, 1999, DLJdirect Inc.'s net capital of $25.7 million was in excess of the minimum requirement by $25.4 million.

5.   Income Taxes

DLJdirect is part of a group that files consolidated Federal income tax returns. DLJdirect settles all taxes, current and deferred, on a current basis with DLJ Inc. under a tax sharing arrangement. Taxes are provided as if DLJdirect filed a separate return.

6.   Earnings Per Share

Earnings (loss) per share amounts have been calculated by dividing net income
(loss) by the weighted average notional and outstanding tracking shares. For periods prior to the quarter ended September 30, 1999, these amounts are pro forma as if the issuance of the DLJdirect Tracking Stock occurred at the beginning of 1998. Earnings per share amounts for the quarter ended September 30, 1999 are calculated based on actual results. The notional shares represent DLJ's 82.1% retained interest in DLJdirect. Prior to the offering, DLJ Inc. had a 100% interest in the earnings of DLJdirect. These pro forma amounts are presented for comparative purposes only.

Tracking Stock earnings per common share amounts have been calculated by dividing earnings applicable to common shares by the weighted average actual common shares outstanding. For the nine months ended September 30, 1999, earnings per share amounts are calculated for the period the tracking stock was outstanding, May 28, 1999 to September 30, 1999. Earnings per share for periods prior to the closing date are not presented as such amounts are not meaningful.

For the quarter ended September 30, 1999 and for the period the Tracking Stock was outstanding, exercisable stock options were excluded from the computation of diluted earnings per share since the effect of including them was antidilutive.

                                    DLJdirect
    (a combination of certain assets and liabilities as described in note 1)
          Notes to Condensed Combined Financial Statements (Unaudited)

The numerators and denominators of the basic and diluted earnings per common share computations include the following items:

                                                                                      Tracking Stock          Tracking Stock
                                  Three Months Ended      Nine Months Ended        Three Months Ended            May 28 -
                                       September 30,           September 30,         September 30,             September 30,
                                         1999                    1999                     1999                     1999
                                 --------------------    --------------------     --------------------     ---------------------
                                 (Loss)        Shares    Income        Shares     (Loss)        Shares     (Loss)        Shares
                                 ------        ------    ------        ------     ------        ------     ------        ------
                                    (In thousands)          (In thousands)           (In thousands)           (In thousands)
 Basic EPS:
 Earnings (loss) applicable to
   common shares .............   $(3,330)     102,650    $8,918       102,650     $ (596)       18,400     $ (547)       18,400
                                 =======      =======    ======       =======     ======        ======     ======        ======
 Effect of dilutive
   securities:
   Stock options..............   $     -            -    $    -           619     $    -             -     $    -             -
                                 -------      -------    ------       -------     ------        ------     ------        ------

 Diluted EPS..................   $(3,330)     102,650    $8,918       103,269     $ (596)       18,400     $ (547)       18,400
                                 =======      =======    ======       =======     ======        ======     ======        ======


7.   Legal Proceedings

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - DLJDIRECT

DLJdirect Common Stock tracks the separate performance of DLJ Inc.'s existing online discount brokerage and related investment services business for periods subsequent to the date of the offering ("Tracking Stock"). On May 28, 1999 ("the closing date"), DLJ Inc. issued in an initial public offering, 18.4 million shares of DLJdirect Common Stock. The shares of DLJdirect Common Stock have no voting rights, except in certain limited circumstances. Net proceeds from the offering, before certain costs of issuance, amounted to $343.2 million of which $235.9 million was attributed to DLJdirect as allocated equity.

As a result of the offering, DLJ Inc. has a retained interest of 82.1% in DLJdirect represented by 84.3 million notional shares. The 18.4 million shares of DLJdirect Tracking Stock reflects the 17.9% owned by the public. Prior to the offering DLJ Inc. had a 100% interest in the earnings of DLJdirect.

It is currently the intention of DLJ Inc. that any businesses, assets and liabilities related to its online discount brokerage and related investment service businesses will be attributed to DLJdirect. However, the Board of Directors of DLJ Inc., in its sole discretion, may in the future decide to pursue business opportunities or operational strategies, even in the online brokerage area, through other affiliates of DLJ Inc. instead of DLJdirect.

The following analysis of the results of operations and financial condition of DLJdirect should be read in conjunction with the Condensed Combined Financial Statements and the related Notes thereto, and with the Condensed Consolidated Financial Statements and related Notes of DLJ Inc. included elsewhere herein. This analysis contains forward-looking statements that involve risks and uncertainties. DLJdirect's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

OVERVIEW

         The online discount brokerage industry is experiencing substantial competition from established financial services firms as well as new entrants who are trying to establish their presence in the market quickly. As a result of intense competitive pressures, the industry has experienced a significant increase in brand development costs, a lowering of commission pricing and an increase in content development costs. DLJdirect expects to spend significant amounts in the future to develop much greater brand recognition within its targeted market, to stay competitively priced and to develop new state-of-the-art products and services. In particular, DLJdirect expects to spend a significant amount on advertising. It is expected that advertising costs will increase during the remaining quarter of 1999. While the longer-term goal of advertising will be to increase brand awareness and revenues, it is likely that advertising costs as a percentage of revenues will increase throughout 1999.

RESULTS OF OPERATIONS - DLJDIRECT

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

         DLJdirect experienced strong revenue growth for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998, reflecting primarily an increase in active accounts of 53.3% and customer trading volume of 70.6%. Total revenues increased $24.7 million or 81.8% to $54.9 million for the quarter ended September 30, 1999 from $30.2 million for the quarter ended September 30, 1998. Net income, however, decreased $4.1 million to a net loss of $3.3 million for the quarter ended September 30, 1999, as growth in expenses, particularly advertising and compensation and benefits, outpaced growth in revenues.

         Commissions increased $11.3 million or 58.2% to $30.7 million. Commissions represented 55.9% of total revenues for the quarter ended September 30, 1999 and 64.2% of total revenues for the quarter ended September 30, 1998. The increase in commissions was due primarily to increases in customer trading volume. Average trades per day increased 71.4% from 11,200 for the quarter ended September 30, 1998 to 19,200 for the quarter ended September 30, 1999.

         Fees increased $6.1 million or 85.9% to $13.2 million. Fees represented 24.0% of total revenues for the quarter ended September 30, 1999 and 23.5% of total revenues for the quarter ended September 30, 1998. Payments for routing orders increased $600,000 or 26.1% to $2.9 million. The increase in payments for routing orders was due primarily to significant increases in customer trading volume, offset in part by a decline in the amount of revenue per trade that DLJdirect receives for routing orders. Fees for technology development increased $2.2 million or 56.4% to $6.1 million primarily due to increased demand for Internet-based technology applications. Revenue from money market fund distribution fees increased $866,000 or 118.0% to $1.6 million. This growth was due to an increase in customer money market fund balances of $611.0 million or 98.6% to $1,231.0 million. The remaining fees for the quarter ended September 30, 1999 include payments in connection with public offerings, subscription fees and account-related fees.

         Interest increased $7.3 million or 197.3% to $11.0 million. Interest represented 20.0% of total revenues for the quarter ended September 30, 1999 and 12.3% of total revenues for the quarter ended September 30, 1998. The increase was due primarily to more favorable interest sharing arrangements with Pershing and to increases in margin debits, free credits and short sale balances. Margin debits increased $496.0 million or 103.8% to $974.0 million. Free credits increased $323.0 million or 107.3% to $624.0 million and short sale balances increased $39.0 million or 193.1% to $59.2 million.

         Compensation and benefits increased $9.5 million or 125.0% to $17.1 million. The increase in compensation and benefits was due primarily to growth in the number of employees from 333 to 820. These additional employees were added in DLJdirect's investor services area to accommodate increased customer activity, in DLJdirect's technology group to develop new products, as well as in executive management.

         Brokerage, clearing, exchange and other fees increased $1.9 million or 27.1% to $8.9 million. The increase in brokerage, clearing, exchange and other fees was primarily due to significant increases in customer trading volume, offset in part by lower clearing fees per trade resulting from reduced clearing rates.

         Advertising increased $11.5 million or 174.2% to $18.1 million. The increase in advertising was due primarily to the development and rollout of a new advertising campaign. DLJdirect expects advertising to increase in the remaining quarter of 1999.

         Occupancy and equipment costs increased $1.2 million or 92.3% to $2.5 million. Occupancy and equipment expense includes rent and operating expenses for facilities, expenditures for repairs and maintenance, and the operating lease expense for furniture, fixtures, leasehold improvements as well as business and computer equipment. The increase in occupancy cost was due to the opening of the Charlotte, North Carolina investor services facility. The increase in equipment costs was due primarily to additional investment in technology systems infrastructure and equipment expenditures for the increased staff.

         Communications costs increased $1.4 million or 116.7% to $2.6 million. Communications expense includes quotation expenses, expenses related to customer toll-free phone calls and Internet connections. Quotation expenses and expenses related to customer toll-free phone calls both increased due to the increased volume of transactions.

         Technology costs increased $31,000 or 4.0% to $813,000. Technology costs are comprised primarily of network access fees paid to online service providers and fees related to systems infrastructure. Network access fees paid to online service providers have been reduced to a non-significant amount due to renegotiated rates and due to their partial reclassification to advertising expenses resulting from the modified structure of an agreement. Fees related to systems infrastructure, for systems maintenance and support, remained substantially unchanged.

         Other operating expenses increased $4.1 million or 93.2% to $8.5 million. Operating expenses are comprised of professional fees, printing and stationery, economic and investment research, allocated corporate overhead and miscellaneous expenses. For the quarter ended September 30, 1998, other operating expenses also included license fees of $1.2 million paid to DLJ Long Term Investment Corporation for licensing trademarks and similar intellectual property. Commencing January 1, 1999, the license fees are included in brokerage, clearing, exchange and other fees because such license fees are included in amounts paid by DLJdirect to Pershing under its clearing agreement. Professional fees primarily include payments made to technology and marketing consultants and recruiters, and for legal services. Professional fees increased $2.6 million or 260.0% to $3.6 million primarily due to the development of advertising strategies, increased use of technology consultants, the start-up of operations in the UK and to the continuing expansion in Charlotte and North Carolina. Miscellaneous expenses increased $1.4 million or 175.0% to $2.2 million. Miscellaneous expenses consisted primarily of accruals for bad debt expense, travel and entertainment, information services, customer service related expense, employee registration fees and expenses for new account credit checks.

         Income before income tax provision (benefit) and equity in net loss of joint venture decreased $5.0 million from $1.3 million for the quarter ended September 30, 1998 to a net loss of $3.7 million for the quarter ended September 30, 1999. The provision (benefit) for income taxes for the quarter ended September 30, 1998 and for the quarter ended September 30, 1999 was $538,000, representing a 40.9% effective tax rate, and ($1.5) million, representing a 40.5% effective tax rate, respectively.

         DLJdirect has a 50% interest in a foreign-based joint venture with a Japanese bank. For the quarter ended September 30, 1999, DLJdirect's equity in the net loss of this joint venture was $1.1 million.

         As a result of the foregoing factors, net loss for the quarter ended September 30, 1999 was ($3.3) million, a decrease from net income of $776,000 for the quarter ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         DLJdirect experienced strong operating results for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998, reflecting primarily an increase in active accounts of 53.3% and customer trading volume of 95.3%. Total revenues increased $79.3 million or 96.1% to $161.8 million for the nine months ended September 30, 1999 from $82.5 million for the nine months ended September 30, 1998. Net income increased $9.2 million to $8.9 million from a net loss of $325,000

         Commissions increased $44.1 million or 81.2% to $98.4 million. Commissions represented 60.8% of total revenues for the nine months ended September 30, 1999 and 65.8% of total revenues for the nine months ended September 30, 1998. The increase in commissions was due primarily to significant increases in customer trading volume. Average trades per day increased 95.2% from 10,500 for the nine months ended September 30, 1998 to 20,500 for the nine months ended September 30, 1999.

         Fees increased $19.9 million or 108.2% to $38.3 million. Fees represented 23.7% of total revenues for the nine months ended September 30, 1999 and 22.3% of total revenues for the nine months ended September 30, 1998. Payments for routing orders increased $2.8 million or 41.2% to $9.6 million. The increase in payments for routing orders was due primarily to significant increases in customer trading volume, offset in part by a decline in the amount of revenue per trade that DLJdirect receives for routing orders. Fees for technology development increased $7.1 million or 75.5% to $16.5 million primarily due to increased demand for Internet-based technology applications. Revenue from money market fund distribution fees increased $2.2 million or 115.8% to $4.1 million. This growth was due to an increase in customer money market fund balances of $611.0 million or 98.6% to $1,231.0 million.

         Interest increased $15.2 million or 155.1% to $25.0 million. Interest represented 15.5% of total revenues for the nine months ended September 30, 1999 and 11.9% of total revenues for the nine months ended September 30, 1998. The increase was due primarily to more favorable interest sharing arrangements with Pershing and to increases in margin debits, free credits and short sale balances. Margin debits increased $496.0 million or 103.8% to $974.0 million. Free credits increased $323.0 million or 107.3% to $624.0 million and short sale balances increased $39.0 million or 193.1% to $59.2 million.

         Compensation and benefits increased $21.2 million or 105.0% to $41.4 million. The increase in compensation and benefits was due primarily to growth in the number of employees from 333 to 820. These additional employees were added in DLJdirect's investor services area to accommodate increased customer activity, in DLJdirect's technology group to develop new products including MarketSpeed (Trademark), as well as in executive management.

         Brokerage, clearing, exchange and other fees increased $7.2 million or 36.5% to $26.9 million. The increase in brokerage, clearing, exchange and other fees was primarily due to significant increases in customer trading volume, offset in part by lower clearing fees per trade resulting from reduced clearing rates.

         Advertising increased $17.6 million or 88.4% to $37.5 million. The increase in advertising was due primarily to the development and rollout of a new advertising campaign. DLJdirect expects advertising to increase in the remaining quarter of 1999.

         Occupancy and equipment costs increased $2.3 million or 62.2% to $6.0 million. Occupancy and equipment expense includes rent and operating expenses for facilities, expenditures for repairs and maintenance, and the operating lease expense for furniture, fixtures, leasehold improvements as well as business and computer equipment. The increase in occupancy cost was due to the opening of the Charlotte, North Carolina investor services facility as well as to lease escalation clauses related to other sites. The increase in equipment costs was due primarily to additional investment in technology systems infrastructure and equipment expenditures for the increased staff.

         Communications costs increased $4.2 million or 107.7% to $8.1 million. Communications expense includes quotation expenses, expenses related to customer toll-free phone calls and Internet connections. Quotation expenses and expenses related to customer toll-free phone calls both increased due to the increased volume of transactions.

         Technology costs decreased $465,000 or 15.2% to $2.6 million. Technology costs are comprised primarily of network access fees paid to online service providers and fees related to systems infrastructure. Network access fees paid to online service providers have been reduced to a non-significant amount due to renegotiated rates and due to their partial reclassification to advertising expenses resulting from the modified structure of an agreement.

         Other operating expenses increased $8.0 million or 64.0% to $20.5 million. Operating expenses are comprised of professional fees, printing and stationery, economic and investment research, allocated corporate overhead and miscellaneous expenses. For the nine months ended September 30, 1998, other operating expenses also included license fees of $3.3 million paid to DLJ Long Term Investment Corporation for licensing trademarks and similar intellectual property. Commencing January 1, 1999, the license fees are included in brokerage, clearing, exchange and other fees because such license fees are included in amounts paid by DLJdirect to Pershing under its clearing agreement. Professional fees primarily include payments made to technology and marketing consultants and recruiters, and for legal services. Professional fees increased $5.8 million or 223.1% to $8.4 million primarily due to the development of advertising strategies, increased use of technology consultants, and the start-up operations in the UK and Japan and to the expansion in Charlotte, North Carolina. Miscellaneous expenses increased $3.4 million or 147.8% to $5.7 million. Miscellaneous expenses consisted primarily of accruals for bad debt expense, travel and entertainment, information services, customer service related expense, employee registration fees and expenses for new account credit checks.

         Income before income tax provision (benefit) and equity in net loss of joint venture increased $19.3 million from a net loss of $548,000 for the nine months ended September 30, 1998 to income of $18.8 million for the nine months ended September 30, 1999. The provision (benefit) for income taxes for the nine months ended September 30, 1998 and for the nine months ended September 30, 1999 was $7.8 million, representing a 41.5% effective tax rate, and $(223,000), representing a 40.7% effective tax rate, respectively.

         DLJdirect has a 50% interest in a foreign-based joint venture with a Japanese bank. For the nine months ended September 30, 1999, DLJdirect's equity in the net loss of this joint venture was $2.0 million.

         As a result of the foregoing factors, net income increased to $8.9 million for the nine months ended September 30, 1999 from a net loss of $325,000 for the nine months ended September 30, 1998. For the period the Tracking Stock was outstanding (May 28 to September 30, 1999), net loss applicable to the shareholders of DLJdirect Common Stock was $547,000.

LIQUIDITY AND CAPITAL RESOURCES - DLJDIRECT

         The principal sources of liquidity for DLJdirect's operations have been allocated capital, leases of fixed assets through an affiliate and revenues from operations. DLJdirect was allocated net proceeds of $233.9 million, before certain costs of issuance, as a result of the initial public offering by DLJ Inc. of 18.4 million shares of DLJdirect common stock on May 28, 1999. Capital contributions amounted to $11.5 million in the nine months ended September 30, 1998 and $1.0 million for the nine months ended September 30, 1999. The value of equipment acquired through leases of fixed assets through an affiliate totaled $4.1 million for the nine months ended September 30, 1998 and $15.4 million for the nine months ended September 30, 1999. These fixed assets were comprised primarily of computers and related systems, furniture and leasehold improvements. DLJdirect generally leases its fixed assets and therefore does not incur significant capital expenditures.

         Although DLJdirect maintains substantial money market accounts and bank accounts consistent with regulatory requirements, DLJdirect continues to be substantially dependent on DLJ Inc. for almost all of its daily financial, administrative and operational services and related support functions including cash management, the receipt of payments from third parties and the distribution of payments to third parties. DLJdirect continues to invest its excess cash. At September 30, 1999, DLJdirect had approximately $247.7 million invested in money market accounts and other short-term investments. DLJ Inc. intends to fund DLJdirect's liquidity needs in the ordinary course of business. However, significant expenditures will be funded on a case by case basis as determined by the board of directors of DLJ Inc. The board of directors of DLJ Inc. will determine, in its sole discretion, whether to provide any particular funds to either DLJ Inc. or DLJdirect and will not be obligated to do so. In this connection, inter-company receivables/payables are settled periodically through cash transfers to and from DLJdirect's accounts. There are no specific criteria to determine when DLJ Inc. will account for a cash transfer as a long-term loan, a capital contribution or a return of capital rather than an inter-group revolving credit advance. The board of directors of DLJ Inc. will make such a determination in the exercise of its business judgment at the time of such transfer, or the first of such type of transfer, based upon all relevant circumstances.

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

         Cash provided by (used in) operating activities totaled $(343,000) and $31.7 million for the nine months ended September 30, 1998 and 1999, respectively. The increase from 1998 to 1999 was primarily due to an increase in transaction volume related to growth in the discount brokerage operations. In the first nine months of 1998, receivables from brokers, dealers and others increased $443,000. This increase in assets was offset by increases in operating liabilities including accounts payable and accrued expenses of $2.1 million. In the first nine months of 1999, there were increased assets including receivables from brokers, dealers and others of $1.5 million. These increases were offset by increases in payable to parent of $3.1 million and accounts payable and accrued expenses of $20.0 million.

         Cash provided by (used in) investing activities totaled $1.2 million and $(76.8) million for the nine months ended September 30, 1998 and 1999, respectively. Net proceeds from the sale of office facilities amounted to $1.2 million for the nine months ended September 30, 1998. For the nine months ended September 30, 1999, DLJdirect invested $64.3 million in short-term investments and $12.4 million in exchange for a 50% interest in a joint venture with a Japanese bank.

         For the nine months ended September 30, 1998 and 1999, net cash provided by financing activities totaled $11.5 million and $201.8 million, respectively. In the first nine months of 1998 and 1999, respectively, $11.5 million and $1.0 million was provided by capital contributions from DLJ Inc.

         DLJdirect received net proceeds of $233.9 million from DLJ Inc.'s issuance of DLJdirect tracking stock. Prior to the offering, DLJdirect paid $33.1 million as a dividend to an affiliate. The net proceeds, together with its current cash, cash equivalents and cash generated from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through at least the end of 2000.

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

         The current state of DLJdirect's Year 2000 Project is as follows:

         In the case of information technology, DLJdirect's internal computer codes have been identified, assessed and remediated. The converted codes have been running successfully in the current systems environment. The codes are further tested monthly to insure continuing Year 2000 compliance; this testing will be maintained until a date after December 31, 1999. An independent consultant, PKS Systems Integration LLC, was contracted by DLJ Inc.'s Pershing Division to perform further application code assessment and code conversion. PKS reviewed all code and produced analysis reports for DLJdirect to review. DLJdirect then approved the code for conversion, and DLJdirect and PKS converted the code, which is being used in production as described above.

         DLJdirect defines "significant third parties" as those parties that, if lost or degraded by Year 2000-related failure, would cause an immediate stoppage or significant impairment to business areas of DLJdirect. DLJdirect has identified all significant third parties, such as vendors, online partners and facility operators, and has formally communicated with significant third parties asking them to report their state of readiness for Year 2000 use. All significant third parties have responded. As of September 30, 1999, approximately 93% of the significant third parties have stated their products and/or services are currently Year 2000 compliant. The remaining 7% are internet service providers, telephone and electric utilities who state they can not certify Year 2000 compliance because of their dependency on third party vendors. They have stated that they have done significant work to assure their systems are Year 2000 ready but that they could not guarantee that their systems would be up and running on January 1, 2000. Where available, DLJdirect has in place a Year 2000 compliant back-up provider for products or services it deems still in question. Pershing has informed DLJdirect that it is Year 2000 compliant as of August 31, 1999.

         DLJdirect reviews all significant third party responses and technical data about their Year 2000 efforts published on their Web sites to determine its comfort with such parties progress in addressing their Year 2000 issues. DLJdirect also participates whenever possible in point-to-point tests (i.e., tests in which data is sent from DLJdirect to the third party and/or is sent from the third party to DLJdirect) to ensure the compatibility of significant third party systems with those of DLJdirect. DLJdirect has obtained alternate vendors for back-up service in cases where point-to-point testing is unavailable or produces unacceptable results.

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

         DLJdirect has initiated and is actively involved in various types of testing, including the Securities Industry Association's industry-wide beta testing and vendor-supplied business applications and equipment testing. For each of the tests in which it has participated, DLJdirect has achieved successful results. Throughout 1999, internal and external systems will continue to be tested to ensure that all remediated systems remain compliant. To date, DLJdirect has spent less than $1 million on the Year 2000-related remediation of its systems.

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

         DLJdirect has retained an independent consultant to update DLJdirect's Year 2000 Contingency plan. DLJdirect is taking steps to implement their recommendations by December 31, 1999. The contingency plan addresses procedures to be implemented in the event of problems concerning the following:

o Mission-critical systems
o Electronic interfaces; and
o Third parties

         This plan includes written Year 2000-specific contingency plans that will address corporate-wide shared services (i.e., communications systems and physical facilities), as well as their mission critical business units. Year 2000 command centers are being established and will be staffed with incident management teams that will coordinate communications at year-end. In addition, year-end cross-over weekend plans are being implemented.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - DLJdirect

DLJdirect has been named a defendant in actions relating to its businesses. While the ultimate outcome of litigation involving DLJdirect cannot be predicted with certainty, management, having reviewed these actions with its counsel, believes it has meritorious defenses to all such actions and intends to defend each of these vigorously. In the opinion of management of DLJdirect, the ultimate resolution of all litigation, regulatory and investigative matters affecting DLJdirect will not have a material adverse effect on the financial condition or results of operations of DLJdirect.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

3.1      Amended and Restated Certificate of Incorporation.

3.2      By-Laws.

11       Statement re: computation of basic earnings per share.

11.1     Statement re: computation of diluted earnings per share.

12       Ratio of earnings to fixed charges

12.1     Ratio of earnings to fixed charge and preferred dividends

27       Financial Data Schedule

(b)      Reports on Form 8-K
         1.  Form 8-K dated October 14, 1999

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DONALDSON, LUFKIN & JENRETTE, INC.


November 15, 1999                        /s/ Anthony F. Daddino
                                      -----------------------------------------
                                      Anthony F. Daddino
                                      Executive Vice President and Chief
                                      Financial Officer
                                      (On behalf of the Registrant and as
                                      Principal Financial Officer)

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