Form 10-K405
period 1999-12-31
DONALDSON LUFKIN & JENRETTE INC /NY/
filed 2000-03-24
CIK 29646

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999
or
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to __________
Commission file number 1-6862

Donaldson, Lufkin & Jenrette, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-1898818 (I.R.S. Employer Identification No.)

277 Park Avenue, New York, New York (Address of principal executive office)	10172 (Zip Code)

Registrant's telephone number, including area code: (212) 892-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

DLJ Common Stock, par value $0.10 per share	New York Stock Exchange

DLJdirect Common Stock, par value $0.10 per share	New York Stock Exchange

Series A Fixed/Adjustable Rate Cumulative Preferred Stock, $50 liquidation preference per share	New York Stock Exchange

Series B Fixed/Adjustable Rate Cumulative Preferred Stock, $50 liquidation preference per share	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|.

As of March 3, 2000, the latest practicable date, there were 127,255,530 shares of DLJ Common Stock, $0.10 par value, outstanding and 18,400,000 shares of DLJdirect Common Stock, $0.10 par value, outstanding.

At March 3, 2000, the aggregate market value of the voting stock of DLJ Common Stock and DLJdirect Common Stock held by non-affiliates of the registrant was approximately $1.7 billion and $226.1 million, respectively. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of Common Stock held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders to be held May 9, 2000, which definitive proxy statement (the "Proxy Statement") will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 1999.

Part I

ITEM 1.
Business

Donaldson, Lufkin & Jenrette, Inc. (the "Company") is a leading integrated investment and merchant bank serving institutional, corporate, governmental and individual clients both domestically and internationally. The Company is a holding company that conducts its business through various subsidiaries including its principal domestic broker-dealer subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"), and its principal international broker-dealer subsidiary, DLJ International ("DLJI"). The business of the Company includes:

  Securities underwriting, sales and trading
  Merchant banking
  Financial advisory services
  Investment research
  Venture capital
  Correspondent brokerage services
  Securities lending
  Online interactive brokerage services
  Asset management and other advisory services

Founded in 1959, the Company initially focused on providing in-depth investment research to institutional investors. In 1970, the Company became the first member firm of the New York Stock Exchange ("NYSE") to be owned publicly. Fifteen years later, the Company was purchased by The Equitable Life Assurance Society of the United States ("Equitable Life"). Prior to the Company's initial public offering in October 1995, the Company was an independently operated indirect wholly owned subsidiary of AXA Financial Inc. ("AXA Financial"), formerly The Equitable Companies Incorporated. At December 31, 1999, AXA Financial owned 70.3% of DLJ's issued and outstanding common stock. AXA Financial is a diversified financial services organization and one of the world's largest investment management organizations. AXA S.A., a French holding company for an international group of insurance and related financial services companies, is AXA Financial's largest stockholder, beneficially owning, at December 31, 1999, approximately 60.0% of AXA Financial's outstanding common stock.

On May 28, 1999 ("the closing date"), the Company issued in an initial public offering 18.4 million shares of DLJdirect Common Stock. DLJdirect Common Stock is what is sometimes referred to as "tracking stock." Tracking stock is a type of common stock that is intended to reflect or "track" the performance of a particular business. In this case, DLJdirect Common Stock ("Tracking Stock") tracks the performance of the Company's existing online discount brokerage and related investment services business for periods subsequent to the closing date. As a result of the offering, the Company has a retained interest of 82.1% in DLJdirect represented by 84.3 million notional shares. The 18.4 million shares of Tracking Stock reflect the 17.9% owned by the public. Prior to the offering, the Company had a 100% interest in the earnings of DLJdirect. DLJdirect includes DLJdirect, Inc., a registered broker-dealer.

The Tracking Stock is intended to reflect the performance of DLJdirect. Holders of Tracking Stock are common stockholders of the Company. For this reason, holders of Tracking Stock are subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. The shares of Tracking Stock have no voting rights except in certain limited circumstances. The Company does not expect to pay any dividends on Tracking Stock in the foreseeable future.

The Company has the right to issue DLJ Common Stock in exchange for outstanding Tracking Stock at a premium at any time. The premium was 25% for exchanges occurring in the first 90 days after issuance and will decline ratably each quarter thereafter over a period of three years to 15%. However, the premium will be 10% in the event that certain legislative or administrative proposals are enacted. Notwithstanding the foregoing, the Company has the right, at any time, to exchange stock of a subsidiary of the Company for Tracking Stock if all of the assets and liabilities of DLJdirect are transferred to the subsidiary. Upon liquidation of the Company, holders of DLJ Common Stock and Tracking Stock will be entitled to receive the net assets of the Company, if any, remaining for distribution to stockholders after payment or provision for all liabilities of the Company and payment of the liquidation preference payable to any holders of preferred stock. Amounts due upon liquidation in respect of shares of DLJ Common Stock and shares of Tracking Stock will be distributed pro rata in accordance with the average market value of DLJ Common Stock and the average market value of Tracking Stock over a 20-trading-day period prior to the liquidation.

Operating Segments

Prior to 1999, the Company operated and managed its business in three principal operating groups: the Banking Group, the Capital Markets Group and the Financial Services Group.

Effective January 1, 1999, the Company changed its organizational structure and began to operate and manage its business through four principal operating groups:

  Banking Group
  Equities Group
  Fixed Income Group
  Financial Services Group

In 1999, the Company also continued to make strides toward establishing a strong international presence. The Company opened investment banking offices in Frankfurt and Taipei, and an equity sales office was established in Singapore. The Merchant Banking Group expanded its international efforts, with investments in the United Kingdom, Italy, France, Argentina and Brazil. At December 31, 1999 and 1998, total net revenues related to the Company's foreign operations were approximately $782.2 million and $389.7 million, respectively. At December 31, 1999 and 1998, total foreign assets were approximately $20.0 billion and $10.9 billion, respectively.

Banking Group

The Company's Banking Group is a major participant in the raising of capital and the providing of financial advice to companies throughout the United States and continues to strengthen its presence in Europe, Asia and Latin America. Through Investment Banking, the Company manages and underwrites public offerings of debt and equity securities, arranges private placements, originates both investment and non-investment-grade debt, underwrites and syndicates senior bank debt and provides advisory and other services in connection with mergers, acquisitions, restructurings and other financial transactions. The Company's Merchant Banking Group pursues direct investments in a variety of areas through a number of investment vehicles funded with capital provided primarily by institutional investors, the Company and its employees. The Sprout Group is Wall Street's oldest venture capital organization.

Equities Group

The Equities Group provides domestic and foreign institutional clients with global research, trading and sales services in U.S. listed and over-the-counter equities, and foreign equities trading in the United States, Europe and Asia. A joint venture has also been established in Johannesburg, South Africa. The Company's Equity Derivatives division provides a broad range of equity and index option products. In addition, Autranet, Inc. ("Autranet") is one of the oldest distributors of research and investment material.

Fixed Income Group

The Fixed Income Group provides institutional clients with research, trading and sales services for a broad range of fixed-income products, and distributes fixed-income securities in connection with offerings underwritten by the Company. The group is focused on two major objectives. The first is enhancing its core businesses, which are high-yield bonds, senior bank debt, U.S. government and investment-grade corporate bonds and real estate finance. The second objective is the development of new products and services that will meet specific client needs. The Fixed Income Group's research professionals include credit analysis teams knowledgeable in high-yield corporate, investment-grade corporate and mortgage-backed securities as well as quantitative and economic research.

Financial Services Group

The Financial Services Group provides a broad array of services to individual investors and the financial intermediaries that represent them. Pershing is a leading provider of correspondent brokerage services, clearing transactions for financial institutions that collectively maintain over 3.2 million active customer accounts. Through its Asset Management Group, the Company provides cash management, investment advisory and trust services primarily to high-net-worth individuals and families. The Company's Investment Services Group provides access to the Company's equity and fixed-income research, trading services and underwriting to a broad mix of private clients. DLJdirect is a leading provider of online discount brokerage and related investment services, offering customers automated securities order placement through the Internet and online service providers. DLJdirect's broad range of investment services is targeted at self-directed, sophisticated online investors.

Net Revenues by Operating Group

The following table illustrates the Company's revenue breakdown by its principal operating groups, net of all interest. Net revenues, however, are not necessarily indicative of the profitability of each group. Certain reclassifications of prior year amounts have been made to conform to the 1999 presentation.

	Years ended December 31,
	1995	1996	1997	1998	1999
	(in millions)

Banking Group	$ 671.2	$ 853.4	$1,220.2	$1,486.9	$1,960.2
Fixed Income Group	328.9	504.6	663.7	617.1	912.3
Equities Group	481.7	563.8	598.4	700.9	1,029.1
Financial Services Group	619.4	827.6	1,008.9	1,265.1	1,793.5
Offsets and eliminations	(51.2)	18.4	(3.9)	(118.8)	(139.1)

Net revenues	$2,050.0	$2,797.8	$3,487.3	$3,951.2	$5,556.0

The Company currently conducts its operations in 18 cities in the United States. The Company also has international offices located in 18 cities.

Banking Group

Mergers and Acquisitions

The Company's global merger and acquisition ("M&A") practice is the fastest-growing segment of the Banking Group, participating in a broad range of domestic and international assignments. The M&A professionals use an industry-intensive approach and work closely with the Company's industry specialty groups in a broad range of sectors. The M&A specialists operate from the firm's offices in the United States, Europe, Asia and Latin America. As a result of the firm's focus on international expansion, one-third of the M&A assignments in 1999 involved a party outside the United States.

Capital Raising

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

Investment-Grade Corporate Bonds. The investment-grade debt origination business provides strategic advice and execution services to clients. In 1999, the group lead-managed investment-grade debt offerings totaling approximately $15 billion.

Senior Bank Debt and Bridge Financing. The Senior Bank Debt Group underwrites and syndicates senior bank debt, offering clients the convenience of "one-stop shopping." During 1999, the group arranged and syndicated $53.8 billion of senior bank debt. The Company also offers bridge financing to cover gaps that may occur in the timing and financing of transactions.

Structured Products. The Structured Products Group offers clients financing alternatives to traditional capital markets instruments. The products are customized to meet each client's strategic objectives.

Private Fund Group. The Company's Private Fund Group raises private capital, primarily from institutional investors, for direct investment by venture capital, management buyout and other investment firms, and for certain of the Company's merchant banking activities. The group raised over $14 billion in private capital in 1999.

Other Advisory Services. The Company also offers clients a variety of other advisory services. The Private Capital Placements Group raises capital within the private debt and equity markets. Additionally, the Company's Restructuring Group advises both corporations and creditors in the complex process of corporate restructuring. The Company also participates in the structured finance industry through its Asset-Backed Transactions Group, and specializes in securitizing cash-flow-generating assets through public or private offerings of debt or pass-through certificates.

Merchant Banking

The Company entered the merchant banking investment business in 1985. Through the Merchant Banking Group, the Company makes investments across the entire capital structure, from venture capital equity to investments in the largest leveraged buyouts. The group invests in companies and real estate in the United States, Europe, Asia, Latin America, Australia and Canada, through a variety of investment vehicles. At December 31, 1999, the group had managed funds with committed capital of $10 billion. These funds include DLJ Merchant Banking Partners I and II, L.P. which focus primarily on equity investments in leveraged transactions; the DLJ Bridge Fund, a leader in domestic bridge financing; DLJ Investment Partners I and II, which focus on opportunities in lower risk mezzanine securities; DLJ Real Estate Capital Partners I and II, which make investments in a broad range of real estate-related assets in the United States and abroad; Global Retail Partners, which pursues investment opportunities in the retail and electronic commerce industries, and Phoenix Equity Partners II, which provides private equity capital to established European businesses with leading market shares.

Leveraged Equity Investing. The Company's flagship fund, DLJ Merchant Banking Partners II, L.P. has committed capital of $3 billion, with 25% of the capital committed by DLJ and its employees. The fund makes investments in equity and mezzanine securities arising from leveraged acquisitions and recapitalizations, restructurings of over-leveraged companies and other similar types of transactions, which generally involve significant financial leverage. Since its inception in 1996, the fund has invested approximately $2.4 billion in companies with an aggregate transaction value of more than $27 billion.

DLJ Investment Partners. In late 1999, the Company raised DLJ Investment Partners II, L.P., as a successor to its $500 million DLJ Investment Partners L.P., which commenced operation in 1995. The new fund has committed capital of $1.6 billion, including $300 million from the Company and its employees.

DLJ Real Estate Capital Partners. The initial closing of DLJ Real Estate Capital Partners II, L.P. ("RECP II") was held in late 1999. RECP II is the successor to DLJ Real Estate Capital Partners, L.P., a $680 million fund raised in 1996. DLJ Real Estate Capital Partners, L.P., focuses on investments in a broad range of real estate and real estate-related assets in the United States and abroad. At its first closing, the new fund has committed capital of approximately $900 million from its general and limited partners, including $125 million from the Company and its employees.

Global Retail Partners. Global Retail Partners, L.P., ("GRP") commenced operation in 1996 and focuses on growth retailing and electronic commerce opportunities. In 1999, the Company raised an $87.5 million interim fund to continue GRP's investment activities until the closing of Global Retail Partners II, L.P. GRP and the interim fund have committed capital of approximately $239 million.

Phoenix Equity Partners. Phoenix Equity Partners III ("PEP III") is a £350 million fund, raised at the end of 1999, dedicated to investing in mid-market companies in Europe. The fund focuses primarily on U.K. companies, invests in management buyouts and buy-ins and provides development or expansion capital for mid-market private companies. PEP III is the successor to the £133 million Phoenix Equity Partners II.

Sprout. Founded in 1969, Sprout is one of the oldest and largest groups in the private equity investment and venture capital industry. Since the capitalization of Sprout's first fund at $11.5 million, nine major investment partnerships have been formed primarily for large institutional investors. Sprout has approximately $2.0 billion of committed capital and invests in early-stage, high-growth companies; management buyouts; and mezzanine financing of companies that are not yet ready to access the public capital markets. Its most recent fund, Sprout Capital VIII and related funding is $860 million. Sprout Capital VIII invests in growth companies at all stages of development. Sprout's investors are major public and corporate pension funds, endowments, insurance companies and wealthy individuals.

Equities Group

Research. The Company's institutional equities research department consists of approximately 255 research analysts and associates, based in New York City, London and Hong Kong, who are engaged in the analysis of economic trends and a broad range of industries and companies. The department produces publications, studies and forecasts on economic conditions, financial markets, portfolio strategy, quantitative analysis, industry developments and individual companies. Consistent with the Company's expansion in international markets, global research efforts were expanded to cover the following sectors: Financials, Defense & Aerospace, Pharmaceuticals, Motors, Energy & Utilities, Engineering, Technology, Drinks, Telecoms, Transport and Media. Worldwide coverage now includes more than 1,600 companies.

Sales and Trading. The Company's equity sales and trading operation covers nearly 2,300 of the world's largest institutional investors, in 50 countries around the world. Outside of the United States, there are sales offices in London, Frankfurt, Geneva, Lugano, Tokyo, Hong Kong and Singapore. The Company's trading strategy is client-driven. The Company does not accumulate large positions for its own account, but provides clients with liquidity by taking a position as a principal to facilitate their transactions. In U.S. equities trading, the Company's traders actively trade 1,850 listed stocks and the over-the-counter ("OTC") desk makes markets in approximately 420 stocks. The Company also trades approximately 1,200 securities of companies in the developed and emerging markets of Europe, Asia and Latin America. Internationally, the Company executes and commits capital on all major exchanges. The convertible securities business has also expanded to cover both U.S. and international issuers.

Autranet. Autranet Inc., a registered broker-dealer and member firm of the NYSE, is active in the distribution of investment research products purchased from "independent originators." Independent originators are research specialists not linked to a broker-dealer organization and ranging in size and scope from large economic consulting firms to individual freelance analysts.

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

Fixed Income Group

High-Yield Bonds. The High Yield department is ranked number one in the origination of high-yield bonds in the United States and Western Europe. The department provides institutional clients with research, trading and sales services and distributes non-investment-grade securities in connection with offerings underwritten by the Company. During 1999, the Company had domestic underwritings of high-yield securities of over $16 billion.

Senior Bank Debt Group. The Senior Bank Debt Group syndicates leveraged loans and enters into commitments to extend credit primarily to non-investment-grade borrowers. This group provides the Company's clients with the convenience of a single financing source. The group's base of institutional investors has expanded to include pension funds, mutual funds and insurance companies. In 1999, the group acted as lead agent on loans aggregating approximately $53.8 billion.

Investment-Grade Corporate Bonds. The Company is a major participant in the secondary trading and distribution of investment-grade corporate debt instruments and has consistently ranked as one of the top providers of credit research on those securities.

Government Bonds. The Company is a primary dealer in the U.S. Treasury market. The Government Bond department acts as underwriter and market maker in U.S. Treasury bills, notes, bonds, and securities of Federal agencies. The Company also engages in the "stripping" of government and government-guaranteed bonds to create zero-coupon securities. It also trades treasury futures and options and develops hedging programs for its clients. Institutional clients include insurance companies, money managers, commercial banks, hedge funds and pension funds. The Government Bond department also maintains a money desk that provides financing for its daily trading inventory positions, and to a lesser extent, for other fixed-income departments through the use of repurchase agreements. In addition, it acts as an intermediary between borrowers and lenders of short-term funds utilizing repurchase and reverse repurchase agreements.

Real Estate Finance Group. The group provides capital and financial advisory services for major participants in the commercial and residential real estate markets, originating loans secured by residential, multi-family and commercial properties and, acting as agent, places mortgage-backed debt for clients. In 1999, the total underwritings for the group exceeded $26 billion. The Company's commercial mortgage lending subsidiary, Column Financial, originates, acquires and enhances mortgage loans for securitization and sale to investors in the form of Collateralized Mortgage Obligations ("CMOs"). In 1999, Column Financial originated over $2.3 billion in loans.

Foreign Exchange. The Company's Foreign Exchange Group serves a broad range of clients worldwide, including multinational corporations, money managers, hedge funds, banks and high-net-worth individuals. The group is based in New York and London.

Derivatives. The Company's Derivatives Group is a full-service unit that provides hedging alternatives linked to high-yield and investment-grade securities, to institutional investors and corporate issuers. The group offers interest rate derivatives, emerging markets derivatives and credit-structured products. This unit has offices in New York, London, Hong Kong and Tokyo.

Research. The Fixed Income Research Group provides investment analysis and recommendations on more than 500 issuers. In addition, the group provides proprietary research on a variety of structured products and global economic analyses.

Financial Services Group

Pershing Division. Pershing is a leading provider of correspondent brokerage services to many of the world's financial institutions, and through its Global Investment Manager Services Group, a provider of prime brokerage services. Founded in 1939 and acquired by the Company in 1977, Pershing now operates out of 12 offices, with headquarters in Jersey City, New Jersey and regional client coverage from our Charlotte, Chicago, Los Angeles, San Francisco, London, Hong Kong, and Melbourne locations. Pershing provides execution, settlement and clearance on a multi-currency basis in 40 international markets. Pershing's broad range of services, including custody, cash management, product development, information management, portfolio evaluation, financing, research, securities lending, and related services are used by more than 600 customers, which collectively maintain over 3.2 million active client accounts holding nearly $400 billion of assets. As a wholesaler of these services, Pershing operates on a fee-for-service basis.

Pershing maintains a significant presence on the major U.S. securities exchanges and provides agency execution for institutional block and retail orders. Pershing also supplies broad coverage of fixed-income securities and money market funds, and offers access to over 10,000 mutual funds. Through Pershing Trading Company, Pershing is also a market maker on regional exchanges and in the OTC markets. Pershing's London subsidiary, Pershing Securities Limited ("PSL"), is a correspondent clearing firm and provider of private label discount brokerage service in the United Kingdom. Pershing provides Internet-based solutions to approximately 12,000 investment professionals. Pershing technology also allows over 100 broker-dealers to serve nearly 400,000 clients online. Pershing utilizes a combination of in-house products and content partnerships with other e-commerce firms to deliver a wide range of high quality content to investment professionals and clients. In addition, Pershing's Investment Research department offers retail oriented investment analyses and recommendations through traditional and on-line channels.

DLJ Global IMS ("IMS"), formerly London Global Securities, with operations in London and Australia, specializes in international securities financing. IMS uses securities lending, repurchase and reverse repurchase agreements and swap transactions to provide financing and securities lending services to the Company's businesses, customers, and market counterparties. IMS operates as a principal in all major equity and fixed income markets. IMS's operations are conducted within the Global Investment Manager Services Group of Pershing.

Investment Services Group. The Investment Services Group offers a full range of investment and portfolio services to high-net-worth individual investors and medium to smaller size financial institutions and corporations. At the end of 1999, the group had 12 offices in the United States and one in London. The London office has global trading capabilities in a broad range of equity, fixed income and derivative products and also offers a Swiss banking facility.

Asset Management Group. Prior to 1999, the Company's asset management business consisted of two components, Wood, Struthers & Winthrop, which invested on behalf of high-net-worth individuals and families, and DLJ Investment Management Corp., an institutional money manager. At the end of 1999, all of the Company's varied money management services were placed in DLJ Asset Management Group.

The Asset Management Group currently manages $27.5 billion of which approximately $16 billion is managed for institutional clients and approximately $12 billion is managed for individual clients. Assets under management include three open-end mutual fund families — the DLJ Winthrop Focus Funds, the DLJ Winthrop Opportunity Funds and the DLJdirect Funds as well as one closed-end fund, the DLJ High Yield Bond Fund. Investment activities are focused on large and small cap domestic equity management, international and emerging markets equity management, sector fund equity management, high-grade fixed income management, and high-yield fixed income management.

The Asset Management Group also specializes in investment management, tax, trust and estate planning for high-net-worth individuals and families and provides personalized services for its clients through its Wood, Struthers & Winthrop division. The Asset Management Group also manages approximately $6 billion in a portfolio of private placements which it originated. These include private equity funds and exchange funds. The Asset Management Group also provides tax, estate, and financial planning, along with custody and personal fiduciary services through a wholly owned limited purpose trust company subsidiary, Winthrop Trust Company. The Asset Management Group also manages equity portfolios of various types and both dollar and non-dollar fixed income portfolios ranging from short duration and high credit quality to long duration and non-investment grade credit quality through its Institutional Services Division.

DLJdirect. DLJdirect is a leading provider of online discount brokerage and related investment services, offering customers automated securities order placement and information and research capabilities through the Internet and online service providers. DLJdirect's broad range of investment services is targeted at self-directed, sophisticated online investors, who on average have higher account balances than other online investors. DLJdirect was one of the pioneers of online investing. DLJdirect started in the online brokerage business in September 1988. In its 11-year history, DLJdirect has frequently been recognized as a high-quality provider of online brokerage services.

DLJdirect's investment services and products include:

  online order entry for Nasdaq and exchange-listed securities, equity and index options, mutual funds and fixed income securities, including extended-hours order entry during pre- and post-market trading sessions access to selected DLJ-managed initial public offerings and other equity offerings online offerings of proprietary DLJ-managed mutual funds
  intraday company and industry research from DLJ
  online offerings of mortgages including products backed by securities held in DLJdirect accounts
  DLJdirect's MarketSpeed™, its proprietary software with enhanced graphics and greater ease of use permitting DLJdirect's customers to access DLJdirect's online services an average of four times faster than other major Internet brokers wireless access to customizable market and account alerts through a variety of devices including palm-top organizers, cellular telephones, and pagers, as well as order entry through palm-top organizers online access to account information including account balances and portfolio holdings updated on a real-time basis online automated portfolio evaluation
  stock and mutual fund evaluation tools, including its proprietary StockScan™ for screening over 9,500 public companies and its proprietary FundScan™ for analyzing over 7,500 mutual funds research and analysis from independent research organizations, including Standard & Poor's, Zacks Investment Research Incorporated, and Thomson Investors Network
  real-time news from Dow Jones Newswires and other leading news providers daily market commentary from TheStreet.com and Briefing.com

iNautix Technologies, DLJdirect's technology group, develops, designs, and supports Internet-based products and services for DLJdirect, its affiliates, and third parties.

In March 1999, DLJdirect entered into a 10-year joint venture agreement with Sumitomo Bank, the second largest bank in Japan. Pursuant to the agreement, a Japanese corporation, DLJdirect SFG Securities Inc. ("DLJdirect Japan") was formed. Operations commenced as of April 1, 1999, and the corporation's Internet site was launched on June 11, 1999. DLJdirect has a 50% interest in the joint venture. DLJdirect Japan provides Japanese investors with online discount brokerage and the ability to invest in Japanese and U.S. equities.

DLJdirect's online United Kingdom discount brokerage service, DLJdirect Ltd. ("DLJdirect U.K."), commenced operations in the third quarter of 1999. Through its Internet site launched September 1, 1999, DLJdirect U.K. provides investors with the ability to invest in United Kingdom and United States equities.

DLJdirect formed a strategic alliance with Scudder Investments, Inc., Scudder Kemper Investments' direct mutual fund business, to provide broker-dealer services to Scudder's customers. DLJdirect will assume responsibility for Scudder Investments' current brokerage clients, which includes accounts with approximately $1.5 billion in assets. Effective February 5, 2000, Scudder's customers will be converted and serviced by DLJdirect under the co-branded name "DLJdirect for Scudder Investments."

In February 2000, DLJdirect formed a joint venture to offer online brokerage services in 14 countries throughout the Middle East and North Africa. The joint venture, DLJdirect-eUnion will offer investors in the region online access to U.S. securities markets. DLJdirect-eUnion intends to expand its coverage to include other international and regional markets in the future.

In addition, DLJdirect recently announced a joint venture with Hutchison Whampoa Ltd. in Hong Kong. The joint venture will offer online brokerage services in Hong Kong, mainland China, Thailand, Singapore, Malaysia, the Philippines, Taiwan and Indonesia as part of DLJdirect's international expansion strategy.

Competition

The Company encounters significant competition in all aspects of the securities business and competes directly worldwide with other domestic and foreign securities firms, a number of which have greater capital, financial and other resources than the Company. In addition to competition from firms currently in the securities business, there has been increasing competition from other sources, such as commercial banks and investment boutiques. As a result of legislative and regulatory initiatives in the United States removing certain restrictions on commercial banks, it is anticipated that competition in some markets currently dominated by investment banks may increase in the future. Such competition could also affect the Company's ability to attract and retain highly skilled individuals to conduct its various businesses. The principal competitive factors influencing the Company's business are its professional staff, the firm's reputation in the marketplace, its existing client relationships, the ability to commit capital to client transactions and its mix of market capabilities. The Company's ability to compete effectively in securities brokerage and investment banking activities will also be influenced by the adequacy of its capital levels.

DLJdirect is part of the online discount brokerage industry, a new, rapidly evolving and intensely competitive market, which is experiencing substantial competition from established financial services firms as well as new entrants who are trying to quickly establish their presence in the market. DLJdirect expects competition to continue and intensify in the future. DLJdirect faces direct competition from discount brokerage firms providing either touch-tone telephone or online investing services, or both. DLJdirect also encounters competition from the broker-dealer affiliates of established full commission brokerage firms. In addition, it competes with financial institutions, mutual fund sponsors and other organizations, some of which provide electronic brokerage services. DLJdirect's future success depends in part on its ability to develop and enhance its services and products.

As a result of intense competitive pressures, the industry has experienced a significant increase in brand development costs, a lowering of commission pricing and an increase in content development costs. DLJdirect expects to spend significant amounts in the future to develop much greater brand recognition within its targeted market, to stay competitively priced and to develop new state-of-the-art products and services. In particular, DLJdirect expects to spend significant amounts for advertising. Additionally, DLJdirect expects to spend significant amounts in the future in order to expand its international presence.

Employees

At December 31, 1999, the Company had approximately 8,500 domestic employees and 1,700 international employees. Professional personnel receive salary as well as incentive compensation in the form of bonus and, in certain instances, through long-term incentive and/or other compensation plans. Most of the Company's securities sales force personnel receive a percentage of their gross revenues or a percentage of a specified revenue pool as compensation. Other employees receive a salary and, in certain cases, overtime compensation and compensation in the form of profit sharing. None of the Company's employees are represented by a labor union.

Regulation

The Company's business, and the securities industry in general, is subject to extensive regulation in the United States at both the Federal and state level, as well as by industry Self Regulatory Organizations ("SRO"). A number of Federal regulatory agencies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. The Securities and Exchange Commission (the "Commission") is the Federal agency that is primarily responsible for the regulation of broker-dealers and investment advisors doing business in the United States, and the Commodity Futures Trading Commission ("CFTC") is primarily responsible for the regulation of futures commission merchants. In addition, the Department of the Treasury and the Municipal Securities Rulemaking Board have the authority to promulgate regulations relating to U.S. government and agency securities and to municipal securities, respectively. The Board of Governors of the Federal Reserve System promulgates regulations applicable to certain securities credit transactions. Broker-dealers and investment advisers are subject to registration and regulation by state securities regulators in those states in which they conduct business. Industry SROs, each of which has authority over the firms that are its members, include the National Association of Securities Dealers ("NASD"), the New York Stock Exchange ("NYSE"), and other securities exchanges, the National Futures Association ("NFA") and the commodity exchanges. Certain of the Company's international broker-dealer subsidiaries are subject to the regulatory requirements of non-U.S. securities financial regulatory authorities.

Each of DLJSC, Pershing Trading Company, L.P. ("Pershing Trading"), DLJdirect, Inc. and Autranet (collectively, the "U.S. Broker-Dealers") is registered as a broker-dealer with the Commission and is a member of, and subject to regulation by, a number of securities industry SROs, including the NYSE and/or the NASD. Both DLJSC and Pershing Trading are, in addition to being NYSE members, members of most other major U.S. securities exchanges. DLJSC is also registered as a broker-dealer in all 50 states and the District of Columbia, as a futures commission merchant with the CFTC, as an investment adviser with the Commission and in certain states, is also designated a primary dealer in U.S. government securities by the Federal Reserve Bank of New York. In connection with their business as futures commission merchants, DLJSC is a member of, and subject to regulation by, the Chicago Board of Trade ("CBOT") and Autranet is a member of, and subject to regulation by, the NFA. Pershing Trading, Autranet and DLJdirect, Inc. are registered as broker-dealers in a number of states. DLJ Asset Management Group, Inc. and DLJ Investment Partners, Inc. are registered with the Commission and, in certain states as an investment adviser. The Company also has certain other direct and indirect subsidiaries that are registered with the Commission and certain states or with other regulatory authorities as broker-dealers or investment advisers. The New York State Banking Department regulates Winthrop Trust Company.

As a result of registration and SRO memberships, the U.S. Broker-Dealers are subject to overlapping schemes of regulations, which cover all aspects of their securities business. Such regulations cover matters including capital requirements, the use and safekeeping of customers' funds and securities, recordkeeping and reporting requirements, supervisory and organizational procedures intended to assure compliance with securities laws and rules of the SROs and to prevent the improper trading on "material nonpublic" information, employee-related matters, limitations on extensions of credit in securities transactions, required procedures for trading on securities exchanges and in the over-the-counter market, and procedures for the clearance and settlement of trades. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, the U.S. Broker-Dealers in some instances may be required to make "suitability" determinations as to certain customer transactions, are limited in the amounts that they may charge customers, cannot trade ahead of their customers and must make certain required disclosures to their customers.

As investment advisers registered with the Commission, DLJ Asset Management Group, Inc. and DLJSC are subject to the requirements of the Investment Advisers Act of 1940 and the Commission's regulations thereunder. Such requirements relate to, among other things, limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients, recordkeeping and reporting requirements, disclosure requirements, and limitations on principal transactions between an adviser or its affiliates and advisory clients, as well as general anti-fraud prohibitions. The state securities law requirements applicable to registered investment advisers are in certain cases more comprehensive than those imposed under the Federal securities laws.

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

In addition to being regulated in the United States, the Company's business is subject to regulation by various foreign governments and regulatory bodies. The Company does business in the international equity and fixed income markets and undertakes investment banking activities through several of its international subsidiaries. The Company's London broker-dealer subsidiaries are subject to regulation by the Securities and Futures Authority ("SFA"), which governs all aspects of a United Kingdom investment business, including regulatory capital, sales and trading practices, use and safekeeping of customer funds and securities, recordkeeping, margin practices and procedures, registration standards for individuals, and periodic reporting and settlement procedures. In addition, the Company has broker-dealer subsidiaries that are subject to regulation, including capital requirements, imposed by the Securities and Futures Commission ("SFC") of Hong Kong, the Monetary Authority of Singapore and the Ontario Securities Commission. Certain other international activities of the Company are subject to regulation by various other agencies.

Additional legislation and regulations, including those relating to the activities of affiliates of broker-dealers, changes in rules promulgated by the Commission, the CFTC or other U.S. or foreign governmental regulatory authorities and SROs or changes in the interpretation or enforcement of existing laws and rules may adversely affect the manner of operation and profitability of the Company.

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

The Company believes that it has been in compliance in all material respects with the regulations described herein.

In addition, several states, including New York, which is Equitable Life's state of domicile, regulate transactions between an insurer and its affiliates under insurance holding company acts. Under such laws, and an undertaking submitted by Equitable Life to the New York State Insurance Department, certain transactions between the Company, on the one hand, and Equitable Life and its subsidiaries on the other, may be subject to prior notice or approval of the New York State Insurance Department depending on the size of such transactions.

Capital Requirements

DLJSC, Pershing Trading, DLJdirect, Inc. and Autranet are broker-dealers registered with the Commission and subject to the capital requirements of the Commission. In addition, as member firms of the NYSE and/or NASD, they are subject to the capital requirements of their respective SRO. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements ("net capital"), that the U.S. Broker-Dealers are required to maintain and also limit the amount of leverage that the U.S. Broker-Dealers are able to obtain in their businesses. As a futures commission merchant, DLJSC is also subject to the capital requirements of the CFTC and the CBOT. Compliance with regulatory capital requirements could limit those operations of the U.S. Broker-Dealers that require the intensive use of capital, such as DLJSC's underwriting and trading activities, and the financing of customer account balances, and also restrict the Company's ability to pay dividends, pay interest, repay debt, and redeem or purchase shares of its outstanding capital stock. A change in such rules, or the imposition of new rules, affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, would adversely affect the ability of the Company to pay dividends or to expand or even maintain present levels of business. The Company believes that at all times the U.S. Broker-Dealers have been in compliance in all material respects with the applicable minimum capital rules of the Commission, the NYSE, the CFTC and the CBOT.

The Company's non-U.S. broker-dealer subsidiaries may be subject to the net capital requirements imposed by foreign financial regulatory authorities. At December 31, 1999, the Company's foreign broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

ITEM 2.
Properties

The Company's principal executive offices are presently located at 277 Park Avenue, New York, New York and occupy approximately 1.2 million square feet under a lease expiring in 2021. The Company has leased space at 280 Park Avenue, New York, New York, aggregating approximately 192,000 square feet under leases expiring at various dates through 2014. The Company also leases space at 120 Broadway, New York, New York, aggregating approximately 94,000 square feet. This lease expires in 2006.

The Company's principal London-based broker-dealer subsidiary is located at 99 Bishopsgate and 111 Old Broad Street, and occupies approximately 225,000 square feet under leases expiring at various dates through 2018.

Pershing also leases approximately 471,000 square feet in Jersey City, New Jersey, under leases that expire at various dates through 2009. In 1999, the Company's online brokerage subsidiary entered into a lease at Harborside Financial Center in Jersey City, New Jersey aggregating approximately 160,000 square feet. This lease expires in 2010. The Company also owns land and a building with approximately 142,000 square feet in Florham Park, New Jersey.

In addition, the Company leases an aggregate of approximately 1.0 million square feet for its domestic and international regional offices, the leases for which expire at various dates through 2014. Other domestic offices are located in Atlanta, Austin, Boston, Charlotte, Chicago, Dallas, Deerfield, Denver, Houston, Jersey City, Los Angeles, Menlo Park, Miami, Oak Brook, Parsippany, Philadelphia and San Francisco. Its foreign office locations are Bangalore, Buenos Aires, Frankfurt, Geneva, Hong Kong, Johannesburg, London, Lugano, Melbourne, Mexico City, Monterrey, Moscow, Paris, Sao Paulo, Seoul, Singapore, Taipei and Tokyo.

The Company believes that its present facilities are adequate for its current needs.

ITEM 3.
Legal Proceedings

In October 1995, DLJSC was named as a defendant in a purported class action filed in a Texas State Court on behalf of the holders of $550.0 million principal amount of subordinated redeemable discount debentures of National Gypsum Corporation ("NGC") canceled in connection with a Chapter 11 plan of reorganization for NGC consummated in July 1993. The State Court named plaintiff also filed an adversary proceeding in the U.S. Bankruptcy Court for the Northern District of Texas seeking a declaratory judgment that the confirmed NGC plan of reorganization does not bar the class action claims. Subsequent to the consummation of NGC's plan of reorganization, NGC's shares traded for values substantially in excess of, and in 1995 NGC was acquired for a value substantially in excess of, the values upon which NGC's plan of reorganization was based. The two actions arise out of DLJSC's activities as financial advisor to NGC in the course of NGC's Chapter 11 reorganization proceedings. The class action complaint alleges that the plan of reorganization submitted by NGC was based upon projections by NGC and DLJSC which intentionally understated forecasts, and provided misleading and incorrect information to hide NGC's true value and that defendants breached their fiduciary duties by, among other things, providing false, misleading or incomplete information to deliberately understate the value of NGC. The class action complaint seeks compensatory and punitive damages purportedly sustained by the class. On October 10, 1997, DLJSC and others were named as defendants in a new adversary proceeding in the Bankruptcy Court brought by the NGC Settlement Trust, an entity created by the NGC plan of reorganization to deal with asbestos-related claims. The Trust's allegations are substantially similar to the claims in the State Court action. On January 21, 1998, the Bankruptcy Court ruled that the State Court plaintiff's claims were not barred by the NGC plan of reorganization insofar as they alleged nondisclosure of certain cost reductions announced by NGC in October 1993. DLJSC has appealed the Bankruptcy Court's ruling. On May 7, 1998, DLJSC and others were named as defendants in a second action in a Texas State Court brought by the NGC Settlement Trust. The allegations of this second Texas State Court action are substantially similar to those of the earlier class action pending in State Court. In an amended order dated January 5, 1999, the State Court granted the class action plaintiff's motion for class certification. In an order dated March 1, 1999, the State Court granted motions for summary judgment filed by DLJSC and the other defendants in both State Court actions. The plaintiffs have appealed. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaints.

On January 26, 1996, a purported purchaser of certain notes and warrants to purchase shares of common stock of Rickel Home Centers, Inc. ("Rickel") filed a class action complaint against DLJSC and certain other defendants for unspecified compensatory and punitive damages in the U. S. District Court for the Southern District of New York. The suit was brought on behalf of the purchasers of 126,457 units consisting of $126,457,000 aggregate principal amount of 13 1/2% senior notes due 2001 and 126,457 warrants to purchase shares of common stock of Rickel (the "Units") issued by Rickel in October 1994. The complaint alleges violations of federal securities laws and common law fraud against DLJSC, as the underwriter of the Units and as an owner of 7.3% of the common stock of Rickel, Eos Partners, L.P. and General Electric Capital Corporation, each as owners of 44.2% of the common stock of Rickel, and members of the board of directors of Rickel, including a DLJSC managing director. The complaint seeks to hold DLJSC liable for alleged misstatements and omissions contained in the prospectus and registration statement filed in connection with the offering of the Units, alleging that the defendants knew of financial losses and a decline in value of Rickel in the months prior to the offering and did not disclose such information. The complaint also alleges that Rickel failed to pay its semi-annual interest payment due on the Units on December 15, 1995 and that Rickel filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code on January 10, 1996. On April 22, 1999, the complaint against DLJSC and the other defendants was dismissed. The plaintiffs have appealed. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaint.

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

In addition to the matters described above, the Company has been named as a defendant in various civil actions and arbitrations arising out of its activities as a broker-dealer in securities, as an underwriter and as an employer and arising out of alleged employee misconduct. The Company is also involved, from time to time, in proceedings with, and investigations by, governmental agencies and SROs. See "Regulation." The Company does not believe that any such matters, claims or investigations will have a material adverse effect on its results of operations or its consolidated financial condition.

ITEM 4.
Submission of Matters to a Vote of Security Holders

During the fourth quarter of 1999, no matters were submitted to a vote of security holders.

Part II

ITEM 5.
Market for Registrant's Common Equity
and Related Stockholder Matters

Market and Dividend Information

The principal market for trading DLJ Common Stock (stock symbol "DLJ") and
DLJdirect Common Stock (stock symbol "DIR") is the New York Stock Exchange.

Quarters
1999	1st	2nd	3rd	4th

DLJ*
High	70 7/16	100 3/4	61 7/8	57 3/8
Low	40 1/8	47 9/16	38 1/4	36 1/2
Common dividends	$ .0625	$ .0625	$ .0625	$ .0625

DLJdirect
High	N/A	45 5/8	29 5/8	19 15/16
Low	N/A	23 1/16	14 5/8	12 9/16

Quarters
1998	1st	2nd	3rd	4th

DLJ*
High	44 3/4	52	63 3/4	44 1/16
Low	31 3/8	42 5/16	24 1/8	20 3/8
Common dividends	$ .0625	$ .0625	$ .0625	$ .0625

The DLJdirect Common Stock was issued on May 28, 1999. No dividends were paid on DLJdirect Common Stock in 1999. The approximate number of holders of DLJ Common Stock and DLJdirect Common Stock was 25,000 and 40,000, respectively, at March 5, 2000.

* All figures are adjusted for the two-for-one split of DLJ Common Stock that occurred on May 12, 1998.

ITEM 6.
 Selected Financial Data

For information required by Item 6, refer to Selected Consolidated Financial Data for Donaldson, Lufkin & Jenrette, Inc. on page 20 and Selected Combined Financial Information for DLJdirect on page 64.

ITEM 7.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

For information required by Item 7, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for Donaldson, Lufkin & Jenrette, Inc. on page 22 and Management's Discussion and Analysis of Financial Condition and Results of Operations for DLJdirect on page 66.

ITEM 7A.
 Quantitative and Qualitative Disclosures About Market Risk

For information required by Item 7A, refer to Quantitative and Qualitative Disclosures About Market Risk for Donaldson, Lufkin & Jenrette, Inc. on page 29 and Quantitative and Qualitative Disclosures about Market Risk for DLJdirect on page 70.

ITEM 8.
 Financial Statements and Supplementary Data

For information required by Item 8, refer to the Consolidated Financial Statements and Financial Statement Schedule for Donaldson, Lufkin & Jenrette, Inc. on page 33 and Combined Financial Statements for DLJdirect on page 71.

ITEM 9.
Changes in and Disagreements with Accountants
and Accounting and Financial Disclosure

None.

Selected Consolidated Financial Data
Donaldson, Lufkin & Jenrette, Inc.

	Years Ended December 31,
	1999	1998	1997	1996	1995
	(In millions, except share and per share data)

Income Statement Data:
Revenues
Commissions	$1,200.7	$854.7	$690.2	$573.3	$460.2
Underwritings	1,246.4	1,043.5	911.3	766.5	473.4
Fees	1,611.9	1,191.7	767.3	470.0	369.1
Interest, net(3)	2,175.4	2,189.1	1,652.1	1,074.2	904.1
Principal transactions-net:
Trading	718.6	(58.6)	357.5	393.3	305.0
Investment	107.3	126.0	194.5	163.0	163.7
Other	86.0	60.6	67.6	60.7	55.1

Total revenues	7,146.3	5,407.0	4,640.5	3,501.0	2,730.6

Costs and Expenses
Compensation and benefits	3,105.4	2,231.7	1,908.2	1,549.0	1,190.0
Compensation expense-restricted stock units	—	—	—	—	6.2
Interest	1,590.2	1,455.9	1,153.2	733.2	680.6
Communications and technology	445.2	314.6	270.5	175.4	126.3
Brokerage, clearing, exchange fees and other	313.8	258.6	231.4	201.3	168.1
Occupancy and related costs	178.9	143.8	108.4	89.8	73.0
Other operating expenses	559.3	401.9	307.7	278.5	187.9

Total costs and expenses	6,192.8	4,806.5	3,979.4	3,027.2	2,432.1

Income before provision for income taxes	953.5	600.5	661.1	473.8	298.5
Provision for income taxes	352.8	229.7	252.8	182.5	119.4

Net income	$600.7	$370.8	$408.3	$291.3	$179.1

Dividends on preferred stock	$21.2	$21.3	$12.2	$18.7	$19.9

Earnings applicable to common shares	$579.5	$349.5	$396.1	$272.6	$159.2

Earnings (loss) applicable to common shares (1):
DLJ	$580.4	$349.5	$396.1	$272.6	$159.2
DLJdirect	$(0.9)

Earnings (loss) per common share(2):
DLJ
Basic	$4.63	$2.93	$3.59	$2.56	$1.58

Diluted	$4.18	$2.65	$3.16	$2.30	$1.55

DLJdirect
Basic	$(0.05)

Diluted	$(0.05)

Weighted average common shares outstanding (in thousands) (2):
DLJ
Basic	125,433	119,260	110,318	106,600	101,140

Diluted	138,868	131,980	125,498	118,712	103,160

DLJdirect
Basic	18,400

Diluted	18,400

	Years Ended December 31,
	1999		1998		1997		1996		1995
	(In millions, except share and per share data and financial ratios)

Balance Sheet Data (at end of period):
Securities purchased under agreements to resell and securities borrowed	$59,886.8		$44,031.0		$43,227.4		$29,954.2		$27,793.1
Total assets	109,012.1		72,225.7		70,449.3		55,447.2		44,520.0
Securities sold under agreements to repurchase and securities loaned	68,016.2		43,097.8		43,694.1		32,103.1		29,369.0
Long-term borrowings	5,160.5		3,482.0		2,128.2		1,325.4		958.9
Exchangeable preferred stock	—		—		—		—		225.0
Redeemable trust securities	200.0		200.0		200.0		200.0		—
Stockholders' equity	3,907.2		2,927.7		2,061.5		1,647.2		1,198.7

Other Financial Data (at end of period):
Book value per common share outstanding	$27.46		$20.44		$15.72		$12.40		$10.25
Ratio of net assets to stockholders' equity(4)	12.6	x	9.6	x	13.2	x	15.5	x	14.0	x
Ratio of long-term borrowings to total capitalization(5)	0.53		0.52		0.48		0.40		0.37
Return on average equity(6)	19.1%		16.5%		24.1%		20.6%		17.1%
Ratio of earnings to fixed charges	1.19	x	1.13	x	1.16	x	1.16	x	1.11	x
Ratio of earnings to combined fixed charges and preferred stock dividends(7)	1.19	x	1.13	x	1.16	x	1.16	x	1.10	x

(1)

DLJdirect Common Stock tracks the separate performance of the Company's existing online discount brokerage and related investment services business ("Tracking Stock"). Prior to issuing DLJdirect Common Stock, the Company's existing common stock was designated as DLJ Common Stock and reflects the performance of the Company's primary businesses, i.e., Banking, Equities, Fixed Income and Financial Services, plus a retained interest in DLJdirect. All of the Company's businesses other than those included in DLJdirect, plus the Company's retained interest in DLJdirect, are referred to as DLJ. On May 28, 1999 ("the closing date"), the Company issued in an initial public offering, 18.4 million shares of DLJdirect Common Stock. The shares of DLJdirect Common Stock have no voting rights, except in certain limited circumstances. Earnings applicable to common shares for DLJ include a 100% interest in DLJdirect for periods prior to the closing date and 82.1% for subsequent periods. Quarterly results reported by DLJ prior to the closing date were not affected by the issuance of the Tracking Stock.

(2)

Earnings per share amounts for periods after the closing date have been calculated using the two-class method. The two-class method is an earnings allocation formula that determines the earnings per share for each class of common stock according to participation rights in undistributed earnings.

For DLJ, basic earnings per common share represents earnings applicable to common shares (including its retained interest in DLJdirect) divided by the weighted average actual common shares outstanding, excluding the effect of potentially dilutive securities. Diluted earnings per common share include the dilutive effects of the Restricted Stock Unit Plan and the dilutive effect of options calculated under the treasury stock method.

For DLJdirect, basic earnings per share is calculated by dividing earnings applicable to common shares for the period the Tracking Stock was outstanding (May 28, 1999 to December 31, 1999) by the weighted average actual common shares outstanding. Diluted earnings per common share include the dilutive effect of options calculated under the treasury stock method. DLJ's retained interest excludes the effect of the 10 million shares of common stock that have been reserved for issuance under the DLJdirect Stock Option Plan. Earnings per share for DLJdirect for periods prior to the closing date are not presented, as such amounts are not meaningful.

(3)	Interest is net of interest expense to finance U.S. government, agency and mortgage-backed securities of $3.3 billion, $3.0 billion, $2.9 billion, $2.1 billion and $2.0 billion, respectively.
(4)	Net assets are total assets excluding securities purchased under agreements to resell and securities borrowed.
(5)

Long-term borrowings and total capitalization (the sum of long-term borrowings, redeemable trust securities and stockholders' equity) exclude current maturities (one year or less) of long-term borrowings.

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
Donaldson, Lufkin & Jenrette, Inc.

Business Environment

The Company's principal business activities, investment and merchant banking, securities sales and trading and correspondent and online discount brokerage services are, by their nature, highly competitive and subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity. Consequently, the Company's net income and revenues have been and are likely to continue to be, subject to wide fluctuations reflecting the impact of many factors beyond the Company's control, including securities market conditions, the level and volatility of interest rates, competitive conditions and the size and timing of transactions.

In 1999, global markets continued to rebound as evidenced by the Asian recovery from the financial crisis of 1998, while Europe experienced a doubling of merger volume and a strong demand for its securities. A recovery in the emerging markets also contributed to favorable market conditions.

The domestic investment climate was strong with all major market indices closing the year at record highs. Total capital raised through IPOs set a record, nearly doubling the 1998 total. However, rising interest rates, the fear of inflation and Y2K issues caused bond prices to slide to their lowest level since 1994. In addition, the issuance of new securities in the high-yield bond market has not recovered from the level that existed prior to the Russian debt crisis of 1998. The continued strong growth of the economy gave rise to fears of inflation. In order to slow the pace of economic growth and ease inflation worries, the Federal Reserve raised the Federal Funds rate three times in 1999, and most recently, in February 2000 to 5.75%.

Recent Developments

In February 2000, the Company filed a shelf registration with the Securities and Exchange Commission which enables the Company to issue $3.1 billion of senior debt securities, subordinated debt securities, preferred stock and warrants.

Results of Operations — DLJ Inc.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

For 1999, total revenues increased $1.7 billion, or 31.5% to $7.1 billion. During 1999, revenues increased primarily as a result of increases in commissions, underwritings, fees and trading, offset by decreases in interest income and investment gains. Changes in net revenues from external sources for each of the Company's industry segments were: Banking Group revenues increased $472.7 million primarily as a result of increased underwriting revenues and fee income related to merger and acquisition activity; Equities Group revenues increased $336.9 million primarily as a result of increased commissions, underwriting and trading revenues, both domestically and internationally; Fixed Income Group revenues increased $254.9 million, principally as a result of positive trading gains in the high-yield and mortgage-backed securities areas, offset by reduced underwriting revenues in these areas; Financial Services Group revenues increased $391.6 million primarily as a result of increased brokerage and correspondent clearance commission revenues and fee income in the Company's correspondent and online brokerage businesses.

Commission revenues increased $346.0 million or 40.5% to $1.2 billion due to increased business in virtually all areas. Share volumes on the NYSE and NASDAQ exchanges averaged a combined record 1.8 billion shares per day for 1999 compared to approximately 1.4 billion shares per day for 1998. Commissions generated internationally, primarily in London and Hong Kong equities, increased 410.0% over 1998. The Company's correspondent and online brokerage businesses added over 1.0 million client accounts in 1999, and related customer assets increased by approximately $140.8 billion.

Underwriting revenues increased $202.9 million or 20.3% to $1.2 billion, primarily as a result of increases in underwriting of domestic equities, offset by the decline in new issuances of high-yield and mortgage-backed securities.

Fee revenues increased $420.2 million or 35.6% to $1.6 billion. These results reflect primarily the Company's continuing market share growth in global merger and acquisitions advisory transactions. Fee income in the Company's correspondent and online brokerage businesses increased due to customer demand for a variety of portfolio advisory and technology services. In addition, fees related to asset management increased as funds under management increased from $17.6 billion to approximately $28.0 billion.

Interest, net of interest expense to finance U.S. government, agency and mortgage-backed securities, decreased $13.8 million or 0.6% to $2.2 billion. The decrease resulted from the elimination of interest related to emerging markets proprietary trading. (The Company ceased proprietary trading in emerging markets in the third quarter of 1998). If the impact of the firm's proprietary trading activities in emerging markets during 1998 were excluded, net interest income would have increased 22.8%. In most other areas there were increases in balances of lending activity, which were offset by slight reductions in interest rates charged.

Principal transactions-net, trading revenues increased $777.2 million to $718.6 million primarily as a result of gains in fixed-income and equities trading, and the elimination in 1999 of trading losses in the emerging markets, high-yield and mortgage-backed areas.

Principal transactions-net, investment revenues decreased $18.7 million or 14.8% to $107.3 million primarily as a result of decreased realized gains on merchant banking investments sold, offset by increased gains of $68.8 million in the Company's venture capital area.

Total costs and expenses for 1999 increased $1.4 billion or 29.2% to $6.2 billion primarily due to growth in the correspondent and online discount securities businesses as well as the Company's international expansion in Europe and Hong Kong.

Compensation and benefits increased $873.7 million or 39.2% to $3.1 billion. Incentive and production-related compensation increased by 45.6% in 1999. Base compensation, including benefits and payroll taxes, increased by 24.5% primarily due to the Company's significant international expansion. Full-time worldwide personnel increased 1,741 or 20.6% to 10,206 at year-end 1999. International headcount increased 30.8% to 1,700 at year-end 1999.

Interest expense increased $134.3 million or 9.2% to $1.6 billion due to increased inventory positions in 1999, offset in part by reduced proprietary trading in emerging markets securities.

All other expenses increased $378.1 million or 33.7% to $1.5 billion, as noted below.

Communications and technology increased by $130.6 million due to expansion of the Company's international operations, implementation and development of new systems, consulting fees related to the Year 2000 Project and overhaul of the online customer trading and information system for the Company's correspondent brokerage network. Brokerage, clearing, exchange fees and other expenses increased $55.2 million due to increased trading volume and transaction fee payments. Occupancy and related costs increased $35.1 million primarily as a result of the Company's domestic growth and international expansion. All other operating expenses increased $157.2 million. Included therein are professional fees, travel and entertainment, advertising, and printing and stationery which increased $112.9 million due to an overall increase in the level of business activity, and advertising expense of approximately $38 million by DLJdirect for the development and implementation of a new advertising campaign.

The changes in income before income taxes for each industry segment were: Banking Group pre-tax income increased $111.1 million as a result of increased underwritings, and fees related to merger and acquisition activity; Equities Group pre-tax income increased $46.1 million due to increases in commissions, underwritings, fees and trading gains; Fixed Income Group pre-tax income increased $134.1 million as a result of increased trading gains offset by decreased underwriting revenues in the high-yield and real estate finance areas; Financial Services Group pre-tax income increased $109.6 million as a result of increased commissions and fees related to its correspondent and online brokerage businesses, offset by increased advertising and technology spending.

The Company's income tax provision for 1999 and 1998 was $352.8 million and $229.7 million, a 37.0% and 38.3% effective tax rate, respectively.

Net income for 1999 increased $229.9 million, or 62.0% to $600.7 million. Diluted earnings per common share were $4.18 for 1999 and $2.65 for 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

For 1998, total revenues of $5.4 billion increased $766.6 million, or 16.5%. During 1998, revenues increased primarily as a result of increases in commissions, fees, underwriting revenues and net interest income offset in part by decreases in trading and investment gains. Changes in net revenues from external sources for each of the Company's industry segments were: Banking Group revenues increased $271.4 million primarily as a result of increased underwriting and fees; Equities Group revenues increased $80.8 million principally as a result of increases in commissions and underwriting revenues in institutional equities; Fixed Income Group revenues decreased $52.6 million primarily as a result of trading losses in high-yield and mortgage-backed securities; Financial Services Group revenues increased $202.2 million primarily as a result of increased brokerage and correspondent clearance commissions and fees from asset management activities. Net revenues in 1998 include $5.0 million related to the Emerging Markets Group. This represents a decrease of $112.8 million from net revenues in 1997 as a result of losses incurred primarily from the collapse of the Russian economy. The Company ceased its proprietary trading in emerging markets in September 1998 and eliminated the bulk of its trading positions during the fourth quarter of 1998.

Commission revenues increased $164.5 million or 23.8% to $854.7 million due to increased levels of activity in virtually all business groups. This increase is consistent with the increased volume on major exchanges during the year.

Underwriting revenues increased $132.2 million or 15.2% to $1.0 billion. During 1998, the Company experienced market share increases in equity, convertibles and high yield underwriting.

Fee revenues increased $424.4 million or 54.7% to $1.2 billion. These results primarily reflect the Company's continuing market share growth in merger and acquisition advisory services. During 1998, asset management and other advisory service activities also increased.

Interest, net of interest expense to finance U.S. government, agency and mortgage-backed securities, increased $537.0 million or 32.3% to $2.2 billion. The bulk of the increase occurred in the stock loan/borrowed business. In addition, increases in domestic and foreign margin balances and higher levels of foreign fixed income securities, primarily in the Emerging Markets area prior to the Company's withdrawal from that activity, resulted in increases in interest income.

Principal transactions-net, trading revenues decreased $416.1 million or 116.1% to $(58.6) million primarily in the Emerging Markets and High Yield areas.

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

Other revenues decreased $7.0 million or 10.4% to $60.6 million. Other revenues consist primarily of dividends and miscellaneous transaction revenues.

Total costs and expenses for 1998 increased $827.1 million or 20.8% to $4.8 billion. During 1998, the Company started a non-dollar international equities group, expanded its Banking Group in the United States and internationally, established a high-yield business in London and generally increased capacity in its processing oriented businesses to handle significantly increased levels of activity.

Compensation and benefits increased $323.5 million or 17.2% to $2.2 billion. Incentive and production-related compensation increased 9.0%. Base compensation, including benefits and all payroll taxes, increased by 40.0% due to the hiring of more senior-level executives by various business groups. Full-time worldwide personnel increased 1,412 or 20.0% to 8,465 at year-end 1998.

Interest expense increased $302.7 million or 25.3% to $1.5 billion. Most of this increase was related to the financing of Pershing's domestic and foreign stock loan/borrowed business.

As noted below, all other expenses increased $201.0 million or 22.4% to $1.1 billion.

Brokerage, clearing, exchange fees and other expenses increased $27.2 million due to increased share volume and transaction fee payments. Occupancy and related costs increased $35.4 million as a result of the Company's domestic and international expansion. Communications and technology increased $44.2 million due to expanded facilities and the overall growth in professional staff. All other operating expenses increased $94.2 million. These expenses include professional fees, travel and entertainment, and printing and stationery, which increased $76.2 million reflecting an overall increase in business activity and including the costs for the Year 2000 Project.

The changes in income before income taxes for each industry segment were: Banking Group pre-tax income increased by $33.8 million, as a result of increased profitability in the Company's investment and merchant banking activities; Equities Group pre-tax income decreased $49.7 million due to the investment spending related to the development of a non-dollar international equities business; Fixed Income Group pre-tax income decreased $34.2 million as a result of trading losses in high-yield and mortgage-backed securities; Financial Services Group pre-tax income increased $44.7 million as a result of increased commissions and fees from the Company's correspondent clearing and asset management businesses.

The Company's income tax provision for 1998 and 1997 was $229.7 million and $252.9 million, a 38.3% and 38.2% effective tax rate, respectively.

Net income for 1998 decreased $37.5 million or 9.2% to $370.8 million. Diluted earnings per common share were $2.65 for 1998 and $3.16 for 1997.

Liquidity and Capital Resources

The Company's assets are highly liquid with the majority consisting of securities inventories and collateralized receivables, each of which fluctuate depending on the levels of proprietary trading and customer business. Such collateralized receivables consist primarily of resale agreements and securities borrowed, both of which are secured by U.S. government and agency securities, and marketable corporate debt and equity securities. In addition, the Company has significant receivables that turn over frequently from customers, brokers and dealers. To meet client needs as a securities dealer, the Company may carry significant levels of trading inventories. As such, because of changes relating to customer needs, economic and market conditions and proprietary trading strategies, the Company's total assets or the individual components of total assets vary significantly from period to period. At December 31, 1999 and 1998, the Company's total assets were $109.0 billion and $72.2 billion, respectively.

The majority of the Company's assets are financed through daily operations by repurchase agreements, financial instruments sold not yet purchased, securities loaned, bank loans, commercial paper and through payables to brokers and dealers. Short-term funding is generally obtained at rates related to Federal funds, LIBOR and money market rates. Depending upon prevailing market conditions, other borrowing costs are negotiated. The Company monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowings.

The Company maintains a $2.5 billion revolving credit facility with various banks, of which $1.9 billion may be unsecured. There were no borrowings outstanding under this agreement at December 31, 1999.

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

On May 28, 1999, the Company issued in an initial public offering, 18.4 million shares of DLJdirect Common Stock, which tracks the separate performance of the Company's online discount brokerage business. Net proceeds from the offering amounted to $346.6 million of which $233.9 million was allocated to DLJdirect.

In 1999, the Company was active in raising additional long-term financing. In connection therewith, $650.0 million of 5 7/8% Senior Notes and $1.3 billion of medium term notes with various rates and maturities were issued in 1999.

In addition, during the year ended December 31, 1999, commercial paper outstanding under the Company's $2.0 billion commercial paper program increased from $30.9 million to $1.2 billion.

The Company's current credit ratings of its long-term debt and commercial paper are as follows:

	Long-Term Debt	Commercial Paper

Duff & Phelps	A	D-1
Fitch IBCA	A	F-1
Moody's	A3	P-2
Standard & Poors	A-	A-2
Thomson BankWatch	A+	TBW-1

The Company's principal wholly owned subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") is subject to the capital requirements of the Securities and Exchange Commission, the New York Stock Exchange, Inc., the Commodities Futures Trading Commission and the Chicago Board of Trade, all of which regulate the general capital adequacy and liquidity of broker-dealers and/or futures commission merchants. DLJSC has consistently maintained capital substantially in excess of the minimum requirements of such capital rules. At December 31, 1999, DLJSC had aggregate regulatory "net capital," after adjustments required by Rule 15c3-1 under the Securities Exchange Act of 1934, of approximately $1.7 billion, which exceeded minimum net capital requirements by $1.5 billion and which exceeded the net capital required by DLJSC's most restrictive debt covenants by $966.3 million. The Company's London-based broker-dealer subsidiaries are subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Other U.S. and foreign broker-dealer subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At December 31,1999, the Company and its broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

From time to time, the Company has explored potential acquisition opportunities as a means of expanding its business. Such opportunities may involve acquisitions which are material in size and may require the raising of additional capital.

Cash Flows

The Company's consolidated statements of cash flows classify cash flow into three broad categories: cash flows from operating activities, investing activities and financing activities. The Company's net cash flows are principally associated with operating and financing activities, which support the Company's trading, customer and banking activities.

Years Ended December 31, 1999, 1998 and 1997

At December 31, 1999, 1998 and 1997, cash and cash equivalents totaled $2.0 billion, $1.0 billion and $273.2 million, respectively, an increase of $1.0 billion, $776.1 million and $114.3 million, respectively.

Cash used in operating activities totaled $11.7 billion, $2.4 billion and $5.3 billion in 1999, 1998 and 1997, respectively. In 1999, there were increases in assets including financial instruments owned of $14.8 billion, securities borrowed of $6.4 billion and receivables from customers of $2.9 billion. These increases were partially offset by increases in liabilities including payables to customers of $1.6 billion, securities loaned of $4.2 billion and financial instruments sold not yet purchased of $4.0 billion. In 1998, there were increases in assets including securities borrowed of $3.4 billion, receivables from customers of $1.7 billion, and a decrease in financial instruments sold not yet purchased of $1.5 billion. An increase in payables to customers of $1.8 billion and a decrease in financial instruments owned of $3.3 billion offset these changes. In 1997, securities borrowed increased $11.2 billion and receivables from customers increased $1.2 billion. These increases in assets were offset by increases in operating liabilities including securities loaned of $5.0 billion, payables to customers of $1.0 billion, and financial instruments sold not yet purchased of $1.0 billion.

In 1999 and 1998, net cash used in investing activities of $1.4 billion and $334.0 million, respectively, consisted primarily of purchases to expand the Company's domestic and international offices and net purchases of long-term corporate development investments. In 1997, net cash used in investing activities of $216.0 million consisted primarily of purchases to move the Company's principal offices.

In 1999, 1998 and 1997, net cash provided by financing activities totaled $14.1 billion, $3.5 billion and $5.6 billion, respectively, of which $12.1 billion, $1.7 billion and $4.9 billion was provided by short-term financings (principally repurchase agreements). In the second quarter of 1999, the Company received net proceeds from the issuance of DLJdirect Common Stock of $346.6 million. Additionally, in 1999, $649.6 million was provided by issuing Senior Notes and $1.2 billion was provided by issuing medium-term notes. In 1998, cash of $325.0 million was used to repay the subordinated revolving credit agreement while $893.6 million was provided by issuing senior notes, $349.3 million was provided by issuing medium-term notes, $450.0 million was provided by issuing senior secured floating rate notes, $300 million was provided from the sale of Common Stock to its parent companies, AXA Financial and AXA, S.A., and $175.0 million was provided by issuing Series B Preferred Stock. In 1997, $347.8 million was provided by issuing global floating-rate notes, $359.6 million was provided by issuing medium-term notes and $118.5 million was provided by a drawdown of the subordinated revolving credit agreement.

Derivative Financial Instruments

The Company enters into various transactions involving derivatives. In general, derivatives are contractual agreements that derive their values from the performance of underlying assets, interest or currency exchange rates, or a variety of indices. The Company enters into derivative transactions primarily for trading purposes, or to provide products for its clients. These transactions involve options, forwards, futures and swaps. The Company also enters into interest rate swaps to modify the characteristics of periodic interest payments associated with some of its long-term debt obligations.

Options

The majority of the Company's options are written options. The Company writes option contracts specifically designed to meet customers' needs. Most of the options do not expose the Company to credit risk since the Company, not its counterparty, is obligated to perform. At the beginning of the contract period, the Company receives a cash premium. During the contract period, the Company bears the risk of unfavorable changes in the value of the financial instruments underlying the options ("market risk"). To cover this market risk, the Company purchases or sells cash or derivative financial instruments on a proprietary basis. Such purchases and sales may include debt and equity securities, forward and futures contracts and options. The counterparties to these purchases and sales are reviewed to determine whether they are creditworthy. Future cash requirements for options written equal the fair value of the options.

The Company also purchases options for trading purposes. With purchased options, the Company gets the right, for a fee, to buy or sell the underlying instrument at a fixed price on or before a specified date. The underlying instruments for these options include mortgage-backed securities, equities, interest rate instruments and foreign currencies. All options are reported at fair value.

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

For forward contracts, cash is generally not required at inception; cash equal to the contract value is required at settlement. For futures contracts, the original margin is required in cash at inception; cash equal to the change in market value is required daily.

Since forward contracts are subject to the financial reliability of the counterparty, the Company is exposed to credit risk. To monitor this credit risk, the Company limits transactions with specific counterparties, reviews credit limits and adheres to internally established credit extension policies. For futures contracts and options on futures contracts, the change in the market value is settled with the exchanges in cash each day. As a result, the credit risk with futures exchanges is limited to the net positive change in the market value for a single day.

Swaps

The Company's swap agreements consist primarily of interest rate and equity swaps. Equity swaps are contractual agreements to receive the appreciation or depreciation in value based on a specific strike price on an equity instrument, in exchange for paying another rate, which is usually based on index or interest rate movements. Interest rate swaps are contractual agreements to exchange interest rate payments based on agreed notional amounts and maturity. Swaps are reported at fair value.

Quantitative Disclosures for Trading Derivatives

The notional or contract amounts indicate the extent of the Company's involvement in the derivative instruments noted above. They do not measure the Company's exposure to market or credit risk and do not represent the future cash requirements of such contracts. The notional (contract) amounts for derivatives outstanding at December 31, 1999 and 1998 are as follows:

	1999	1998
	(In billions)

Options written	$15.1	$5.8
Options purchased	$7.4	$3.1
Forward contracts purchased	$35.6	$41.3
Forward contracts sold	$41.1	$39.8
Futures contracts purchased	$2.9	$1.2
Futures contracts sold	$4.3	$1.6
Swaps	$24.5	$8.4

The fair values of derivatives outstanding at December 31, 1999 and 1998 are as follows:

	1999		1998
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Options	$519.9	$1,002.6	$114.5	$397.1
Forward contracts	$327.1	$247.3	$262.9	$269.3
Futures contracts	$3.5	$9.8	$4.0	$1.0
Swaps	$256.9	$240.2	$62.1	$84.7

The average fair values of derivatives for 1999 and 1998 are as follows:

	1999		1998
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Options	$169.5	$444.8	$86.6	$309.9
Forward contracts	$329.0	$312.6	$135.6	$139.2
Futures contracts	$10.3	$7.4	$3.7	$19.4
Swaps	$253.3	$94.3	$28.1	$26.7

The majority of the Company's derivatives are short-term in duration. At December 31, 1999, the total notional value of derivatives was $130.9 billion, of which $103.6 billion expire in less than one year.

Disclosures for Non-trading Derivatives

The Company also enters into interest rate swaps to modify the characteristics of periodic interest payments associated with some of its long-term debt obligations. At December 31, 1999 and 1998, the notional amount of these interest rate swaps was $3.3 billion and $0.8 billion, respectively.

Merchant Banking and Bridge Lending Activities

The Company's merchant banking activities include direct investments and investments in various partnerships, for which subsidiaries of the Company act as general partner. At December 31, 1999, the Company had investments of $622.2 billion and has commitments to invest up to an additional $699.7 million.

AXA Financial has committed, subject to its approval on a transaction-by-transaction basis, to provide $750.0 million of subordinated debt financing to the DLJ Bridge Fund. The Bridge Fund provides short-term loans in connection with the Company's merchant banking and financial advisory businesses. The Company has agreed to pay AXA Financial the first $25.0 million of aggregate principal losses incurred by AXA Financial with respect to all bridge loans. To the extent such payments by the Company do not fully cover any such losses incurred by AXA Financial, AXA Financial is entitled to receive all other distributions otherwise payable to the Company with respect to DLJ Bridge Fund activities until such losses have been recovered. The Company has also agreed to pay AXA Financial the amount, if any, by which any principal loss on an individual loan exceeds $150.0 million. At December 31, 1999, the Company had extended $11.4 million as its portion of short-term financings made with AXA Financial.

The Company has made additional bridge loans of $608.3 million in connection with its merchant banking and financial advisory businesses.

High-Yield and Other Non-Investment-Grade Debt

The Company underwrites, trades, sells and holds high-yield and non-investment-grade securities. Non-investment-grade securities are securities or loans to companies rated BB+ or lower, as well as non-rated securities or loans. Due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions, these securities generally involve greater risk than investment-grade holdings.

The Company records high-yield securities at market value and records non-investment-grade holdings at market or fair value. Unrealized gains and losses are recognized currently in earnings. At December 31, 1999 and 1998, the Company had long positions with an aggregate market value of approximately $5.4 billion and $3.5 billion, respectively, and short positions with an aggregate market value of approximately $0.5 billion and $0.4 billion, respectively.

Risk Management and Value at Risk

Exposure to risk and the ways in which the Company manages the various types of risks on a day-to-day basis is critical to its survival and financial success. The Company believes that reporting and management of risk is the responsibility of all its employees, particularly those of the business groups in which the risks originate. The business groups have policies and procedures governing their risk-taking activities and independent operations and financial control staff to monitor and control the risks.

In addition, the Company has established several departments at the corporate level to monitor and control risk: Independent Risk Oversight, Credit Risk Management, Compliance, Treasury, and Corporate Accounting.

The Risk Oversight Department is responsible for ensuring that there are adequate risk monitoring and management capabilities throughout the firm and coordinating the risk management practices of the various business groups. This department reviews and approves trading limits and exceptions to limits, new products, and major underwriting commitments. All trading desks provide detailed daily position reports to Risk Oversight, which prepares reports describing exposures to major market indices, concentration reports, stress scenarios, and Value-at-Risk. To ensure that risks are properly communicated, this department maintains personnel in trading areas who are in constant contact with the risk takers.

The Credit Risk Management Department is charged with the responsibility of analyzing the credit worthiness of the Company's credit counterparties and granting credit limits to these counterparties. This department ensures that credit exposure is properly identified, calculated and monitored. In conjunction with the Legal Department, Credit sets standards for credit-related legal agreements with credit counterparties.

The Compliance program is designed to establish firm policies and procedures for compliance with the applicable securities laws, rules and regulations to which the Company is subject, educate employees with regard to such policies and procedures, monitor compliance through surveillance, and enforce compliance if necessary. The Company seeks not only to comply with applicable laws and rules governing its business but also to avoid even the appearance of impropriety. The Company has committed significant resources to monitoring compliance by its employees with its policies and procedures. Primary responsibility for ensuring compliance with the Company's policies and procedures rests with the immediate supervisor of each employee. However, the Compliance Department maintains an aggressive daily surveillance program that is supplemented by periodic surveillance conducted by the Internal Audit Department.

Treasury is responsible for ensuring that the Company maintains adequate capital and liquidity to finance its activities and to support the estimated risks of its businesses, thereby enabling it to operate under all market conditions. Treasury continuously reviews overall capital, liquidity and funding needs by employing various analytical tools and models. Treasury maintains access to funding through short and long-term public and private markets, including commercial banks. As part of its contingency planning efforts, Treasury maintains and manages relationships with its commercial banks, a number of which participate in the Company's committed revolving credit facility. Treasury is also responsible for establishing policies and procedures controlling the movement of cash, both within and outside the Company.

Corporate accounting reviews position and exposure reports prepared by operations staff in each of the business groups engaged in trading activities for traders, trading managers, department managers, division management and group management. The corporate accounting group prepares a consolidated summarized position report listing long and short exposure, and approved limits. The position report is distributed to various levels of management throughout the Company, including the Chief Executive Officer, and it enables senior management to control inventory levels and monitor results of the trading groups. The Company also reviews and monitors inventory aging, pricing, concentration and securities ratings.

In addition to position and exposure reports, the Company produces a daily revenue report that summarizes the trading, interest, commissions, fees, underwriting and other revenue items for each of the business groups. Daily revenue is reviewed for various risk factors and is independently verified by the corporate accounting group. The daily revenue report is distributed to various levels of management throughout the Company, including the Chief Executive Officer, and together with the position and exposure report, enables senior management to monitor and control overall activity of the trading groups.

To help senior management manage risk associated with investment banking and merchant banking transactions, the Company has established various committees. These committees review potential clients and engagements, use experience with similar clients and situations, analyze credit for certain commitments and analyze the Company's potential role as a principal investor. To control the risks associated with its banking activities, various committees review the details of all transactions before accepting an engagement. The Company has formed the following committees: the Fairness and Valuation Opinion Committee, the Private Placement Committee, the Restructuring Coordinating Committee, the Equity Commitment Committee, the High-Yield Underwriting Committee, the Bridge Commitment Committee, the Banking Review Committee, the Finance Committee and the Executive Committee.

From time to time, the Company invests in certain merchant banking transactions or other long-term corporate development investments. The Company's Merchant Banking Group has established several investment entities, each of which has formed its own investment committee. These committees decide on all investments and dispositions with respect to potential and existing portfolio companies. In addition, each quarter, senior officers of the Company meet to review merchant banking and long-term corporate development investments. After discussing the financial and operational aspects of the companies involved, the senior officers recommend carrying values for each investment to the Finance Committee. The Finance Committee then reviews such recommendations and determines fair value.

Market risk

Market risk represents the potential loss as a result of absolute and relative price movements in financial instruments due to changes in interest rates, foreign exchange rates, equity prices, market conditions, and other factors. The Company's exposure to market risk is directly related to its role as financial intermediary in customer-related transactions and to its proprietary trading activities. As of December 31, 1999, the Company's primary market risk exposures include interest rate risk, credit spread risk and equity price risk. Interest rate risk results from maintaining inventory positions and trading in interest rate sensitive financial instruments and arises from various sources including changes in the absolute and relative level of interest rates, interest rate volatility, mortgage prepayment rates and the shape of the yield curves in various markets. To cover its exposure to interest rate risk, the Company enters into transactions in U.S. government securities, options, swaps, and futures and forward contracts designed to reduce the Company's risk profile. The Company's investment grade and high-yield corporate bonds, mortgages, equities, derivatives and convertible debt activities, also expose it to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential changes in an issuer's credit rating that affect the value of financial instruments. Equity price risk results from maintaining inventory positions and making markets in equity securities and arises from changes in the level or volatility of equity prices, equity index exposure and equity index spreads, which affect the value of equity securities. To cover its exposure to equity price risk, the Company enters into transactions in options and futures designed to reduce the Company's risk profile.

Value at risk

The Company has developed a Company-wide Value-at-Risk (VAR) model which uses an historical simulation model based on two years of weekly historical data, a 95% confidence interval, and a one-day holding period. The VAR number is the statistically expected maximum loss on the fair value of the Company's market sensitive instruments for 19 of 20 trading days. In other words, on one of 20 trading days, the loss is expected to be statistically greater than the VAR number. However, the model does not indicate how much greater. VAR models are designed to assist in risk management and to provide senior management with one probabilistic indicator of risk at the firm level. VAR numbers should not be interpreted as a predictor of actual results. The VAR model has been specifically tailored for the Company's risk management needs and risk profile.

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

At December 31, 1999 and 1998, the Company-wide VAR for trading was approximately $17.0 million and $22.0 million, respectively. The Company-wide VAR for non-trading market risk sensitive instruments is not separately disclosed because the amount is not significant. Due to the benefit of diversification the Company-wide VAR is less than the sum of the individual components. At December 31, 1999 and 1998, the three main components of market risk, expressed in terms of theoretical fair values, had the following VAR:

	December 31,
	1999	1998
	(In millions)

Trading:
Interest rate risk	$10	$16
Equity risk	$14	$11
Foreign currency exchange risk	$—	$—

The histogram below shows daily trading revenue for fiscal 1999 for substantially all of the Company's institutional trading activities:

[BAR GRAPH OMITTED]

[The following table was depicted as a bar graph in the printed material.]

1999 DAILY NET TRADING REVENUES — $ millions	NUMBER OF DAYS
–4	0
–3	2
–2	3
–1	7
–0	12
1	24
2	41
3	50
4	43
5	29
6	19
7	9
8	3
9	1
10+	9

Credit risk

Credit risk is the potential for loss resulting from the default by a counterparty of its obligations. Exposure to credit risk is generated by securities and currency settlements, contracting derivative and forward transactions with customers and dealers, and the holding in inventory of bonds and/or loans.

The Company uses various means to manage its credit risk. The credit-worthiness of all counterparties is analyzed at the outset of a credit relationship with the Company. These counterparties are subsequently reviewed on a periodic basis. The Company sets a maximum exposure limit for each counterparty, as well as for groups or classes of counterparties. Furthermore, the Company enters into master netting agreements when feasible and demands collateral from certain counterparties or for certain types of credit transactions.

Year 2000

Following the implementation of the Company's Year 2000 Project initiatives, no significant Year 2000 problems were encountered that could have a material adverse effect on the business financial condition or results of operations of the Company. The total cost of the Year 2000 Project was approximately $90 million, which was funded by operations, and was not material to the Company's financial position.

Forward-Looking Statements

The Company has made in this report, and from time to time may otherwise make in its public filings, press releases and discussions with Company management, forward looking statements concerning the Company's operations, economic performance and financial condition, as well as its strategic objectives, including, without limitation, global expansion. Such forward looking statements are subject to various risks and uncertainties and the Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those currently anticipated due to a number of factors in addition to those discussed elsewhere herein and in the Company's other public filings, press releases and discussions with Company management, including (i) the volatile nature of the securities business, which is affected by, among other things, the availability of capital, the level and volatility of interest rates and the uncertainties of the global and U.S. economies, (ii) the competitive nature of the securities business, (iii) the effect of extensive federal, state and foreign regulation on the Company's business, (iv) market, credit and liquidity risks associated with the Company's underwriting, securities trading, market-making, online and traditional brokerage and arbitrage activities, (v) potential losses that could result from the Company's merchant banking activities as a result of its capital intensive nature, (vi) risks associated with the Company's use of derivative financial instruments, (vii) the availability of adequate financing to support the Company's business, (viii) potential restrictions on the business of, and withdrawal of capital from, certain subsidiaries of the Company due to net capital requirements, (ix) risks associated with potential systems limitations or systems failures in the business of DLJdirect, (x) risks associated with the international expansion of the Company's businesses, especially with respect to DLJdirect, (xi) potential liability under federal and state securities and other laws, (xii) the effect of any future acquisitions.

[LETTERHEAD OF KPMG]

Independent Auditors' Report

The Board of Directors and Stockholders
Donaldson, Lufkin & Jenrette, Inc.

We have audited the accompanying consolidated statements of financial condition of Donaldson, Lufkin & Jenrette, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, and the related financial statement schedule. These consolidated financial statements and related financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Donaldson, Lufkin & Jenrette, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

January 31, 2000

Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

	December 31,
	1999	1998
	(In thousands, except share and per share data)

Assets

Cash and cash equivalents	$2,020,543	$1,049,253
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	196,249	1,043,225
Collateralized short-term agreements:
Securities purchased under agreements to resell	29,538,141	20,063,348
Securities borrowed	30,348,609	23,967,639
Receivables:
Customers	8,671,447	5,818,005
Brokers, dealers and other	5,978,065	4,478,814
Financial instruments owned, at value:
U.S. government and agencies	14,543,947	5,973,394
Corporate debt	5,379,440	4,413,492
Foreign sovereign debt	3,018,175	423,736
Mortgage whole loans	1,848,391	722,284
Equities and other	3,192,467	1,634,201
Long-term corporate development investments	1,432,669	473,756
Office facilities, at cost, (net of accumulated depreciation and amortization of $364,006 and $297,959, respectively)	573,878	450,706
Other assets and deferred amounts	2,270,061	1,713,883

Total Assets	$109,012,082	$72,225,736

See accompanying notes to consolidated financial statements.

Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

	December 31,
	1999	1998
	(In thousands, except share and per share data)

Liabilities and Stockholders' Equity
Commercial paper and short-term borrowings	$1,358,188	$515,646
Collateralized short-term financings:
Securities sold under agreements to repurchase	56,474,394	35,775,580
Securities loaned	11,541,759	7,322,186
Payables:
Customers	7,792,857	6,221,709
Brokers, dealers and other	4,929,275	3,678,674
Financial instruments sold not yet purchased, at value:
U.S. government and agencies	7,530,070	5,935,629
Corporate debt	624,639	523,909
Equities and other	4,788,819	2,479,411
Accounts payable and accrued expenses	3,295,448	2,225,913
Other liabilities	1,408,945	937,377
Long-term borrowings	5,160,446	3,482,003
Company-obligated mandatorily redeemable trust securities of subsidiary trust holding solely debentures of the Company	200,000	200,000
Stockholders' Equity:
Preferred stock, 50,000,000 shares authorized:
Series A Preferred Stock, at $50.00 per share liquidation preference (4,000,000 shares issued and outstanding)	200,000	200,000
Series B Preferred Stock, at $50.00 per share liquidation preference (3,500,000 shares issued and outstanding)	175,000	175,000
Common Stock, 1,500,000,000 shares authorized:
DLJ Common Stock ($0.10 par value; 500,000,000 shares authorized; 126,014,091 and 122,812,558 shares issued and outstanding, respectively)	12,601	12,281
DLJdirect Common Stock ($0.10 par value; 500,000,000 shares authorized; 18,400,000 shares issued and outstanding; 84,250,000 notional shares in respect of DLJ's retained interest)	1,840	—
Restricted stock units (10,358,294 units authorized; 1,099,955 and 2,082,236 units issued and outstanding, respectively)	11,265	21,333
Paid-in capital	1,298,674	858,066
Retained earnings	2,205,818	1,657,710
Accumulated other comprehensive income	2,044	3,309
Employee deferred compensation stock trust	13,591	12,329
Common stock issued to employee deferred compensation trust	(13,591)	(12,329)

Total stockholders' equity	3,907,242	2,927,699

Total Liabilities and Stockholders' Equity	$109,012,082	$72,225,736

See accompanying notes to consolidated financial statements.

Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	1999	1998	1997
	(In thousands, except per share data)

Revenues:
Commissions	$1,200,695	$854,679	$690,156
Underwritings	1,246,442	1,043,526	911,270
Fees	1,611,935	1,191,655	767,259
Interest, net of interest to finance U.S. government, agency and mortgage-backed securities of $3,249,565, $3,045,391 and $2,859,042, respectively	2,175,308	2,189,108	1,652,135
Principal transactions-net:
Trading	718,589	(58,596)	357,527
Investment	107,321	126,031	194,527
Other	85,979	60,639	67,595

Total revenues	7,146,269	5,407,042	4,640,469

Costs and Expenses:
Compensation and benefits	3,105,389	2,231,655	1,908,201
Interest	1,590,245	1,455,851	1,153,167
Communications and technology	445,218	314,624	270,451
Brokerage, clearing, exchange fees and other	313,785	258,625	231,402
Occupancy and related costs	178,933	143,832	108,396
Other operating expenses	559,199	401,955	307,752

Total costs and expenses	6,192,769	4,806,542	3,979,369

Income before provision for income taxes	953,500	600,500	661,100

Provision for income taxes	352,800	229,700	252,850

Net income	$600,700	$370,800	$408,250

Dividends on preferred stock	$21,180	$21,310	$12,144

Earnings applicable to common shares	$579,520	$349,490	$396,106

Earnings (loss) applicable to common shares:
DLJ	$580,423	$349,490	$396,106
DLJdirect	$(903)

Earnings (loss) per common share:
DLJ
Basic	$4.63	$2.93	$3.59
Diluted	$4.18	$2.65	$3.16

DLJdirect
Basic	$(0.05)
Diluted	$(0.05)

Weighted average common shares:
DLJ
Basic	125,433	119,260	110,318
Diluted	138,868	131,980	125,498

DLJdirect
Basic	18,400
Diluted	18,400

See accompanying notes to consolidated financial statements.

Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries
Consolidated Statements of Changes in
Stockholders' Equity

For the Years Ended December 31, 1999, 1998 and 1997

	Preferred Stock	DLJ Common Stock	DLJdirect Common Stock	Restricted Stock Units	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(In thousands, except per share data)

Balances at December 31, 1996	$200,000	$10,659	—	$104,167	$360,660	$969,856	$1,897	$1,647,239

Net income	—	—	—	—	—	408,250	—	408,250
Translation adjustment	—	—	—	—	—	—	2,007	2,007
Total comprehensive income								410,257
Dividends:
DLJ Common stock ($0.25 per share)	—	—	—	—	—	(27,742)	—	(27,742)
Preferred stock ($3.036 per share)	—	—	—	—	—	(12,144)	—	(12,144)
Conversion of restricted stock units to common stock	—	358	—	(36,912)	45,197	—	—	8,643
Conversion of debentures	—	138	—	—	28,641	—	—	28,779
Exercise of stock options	—	30	—	—	6,428	—	—	6,458

Balances at December 31, 1997	200,000	11,185	—	67,255	440,926	1,338,220	3,904	2,061,490

Net income	—	—	—	—	—	370,800	—	370,800
Translation adjustment	—	—	—	—	—	—	(595)	(595)
Total comprehensive income								370,205
Dividends:
DLJ Common stock ($0.25 per share)	—	—	—	—	—	(30,000)	—	(30,000)
Preferred stock ($2.84 per share)	—	—	—	—		(21,310)	—	(21,310)
Issuance of Series B Preferred Stock	175,000	—	—	—	—	—	—	175,000
Sale of common stock to AXA Financial and AXA, S.A.	—	500	—	—	299,500	—	—	300,000
Exercise of stock options	—	148	—	—	37,840	—	—	37,988
Conversion of restricted stock units	—	448	—	(45,922)	70,902	—	—	25,428
Tax benefit on distribution stock trust	—	—	—	—	8,898	—	—	8,898

Balances at December 31, 1998	375,000	12,281	—	21,333	858,066	1,657,710	3,309	2,927,699

Net income	—	—	—	—	—	600,700	—	600,700
Translation adjustment	—	—	—	—	—	—	(1,265)	(1,265)
Total comprehensive income								599,435
Net proceeds from issuance of
DLJdirect Common Stock	—	—	1,840	—	344,751	—	—	346,591
Dividends:
DLJ Common Stock ($0.25 per share)	—	—	—	—	—	(31,412)	—	(31,412)
Preferred stock ($2.82 per share)	—	—	—	—	—	(21,180)	—	(21,180)
Exercise of stock options	—	222	—	—	72,873	—	—	73,095
Conversion of restricted stock units	—	98	—	(10,068)	22,984	—	—	13,014

Balances at December 31, 1999	$375,000	$12,601	$1,840	$11,265	$1,298,674	$2,205,818	$2,044	$3,907,242

See accompanying notes to consolidated financial statements.

Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	1999	1998	1997
	(In thousands)

Cash flows from operating activities:
Net income	$600,700	$370,800	$408,250
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	105,897	84,802	61,428
Deferred taxes	(131,746)	27,943	(134,233)
Increase in unrealized appreciation of long-term corporate development investments	(71,464)	(8,939)	(34,524)
Foreign currency translation adjustment	(1,265)	(595)	2,007
(Increase) decrease in operating assets:
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	846,976	(211,132)	4,313
Securities purchased under agreements to resell	(17,947,110)	5,463,657	(4,622,196)
Securities borrowed	(6,380,970)	(3,369,000)	(11,243,155)
Receivables from customers	(2,853,442)	(1,689,266)	(1,226,993)
Receivables from brokers, dealers and other	(1,499,251)	(1,046,915)	919,629
Financial instruments owned, at value	(14,815,313)	3,340,614	(807,663)
Other assets and deferred amounts	(154,136)	(359,115)	(179,958)
Increase (decrease) in operating liabilities:
Securities sold under agreements to repurchase	17,947,110	(5,463,657)	4,622,196
Securities loaned	4,219,573	(365,230)	4,962,643
Payables to customers	1,571,148	1,806,838	1,044,223
Payables to brokers, dealers and other	1,250,601	109,674	(817,232)
Financial instruments sold not yet purchased, at value	4,004,579	(1,516,951)	1,014,230
Accounts payable and accrued expenses	1,070,261	163,282	397,876
Other liabilities	522,233	245,320	310,230

Net cash used in operating activities	$(11,715,619)	$(2,417,870)	$(5,318,929)

See accompanying notes to consolidated financial statements.

Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	1999	1998	1997
	(In thousands)

Cash flows from investing activities:
Net (payments for) proceeds from:
Purchases of long-term corporate development investments	$(987,993)	$(347,033)	$(194,777)
Sales of long-term corporate development investments	100,544	197,990	117,930
Office facilities	(226,817)	(145,742)	(162,568)
Other assets	(272,547)	(39,217)	23,375

Net cash used in investing activities	(1,386,813)	(334,002)	(216,040)

Cash flows from financing activities:
Net proceeds from (payments for):
Short-term financings	12,066,563	1,728,652	4,854,182
Issuance of:
DLJdirect Common Stock	346,591	—	—
Senior notes	649,637	893,552	—
Senior secured floating rate notes	(154,308)	450,000	—
Subordinated revolving credit agreement	—	(325,000)	118,500
Global floating rate notes	—	448	347,760
Convertible debentures	—	—	18,779
Medium-term notes	1,183,212	349,337	359,646
Other long-term debt	(98)	(14,493)	(13,753)
Dividends	(52,592)	(51,310)	(39,886)
Sale of common stock to AXA Financial and AXA, S.A.	—	300,000	—
Issuance of Series B preferred stock	—	175,000	—
Exercise of stock options	34,717	21,775	4,074

Net cash provided by financing activities	14,073,722	3,527,961	5,649,302

Increase in cash and cash equivalents	971,290	776,089	114,333

Cash and cash equivalents at beginning of period	1,049,253	273,164	158,831

Cash and cash equivalents at end of period	$2,020,543	$1,049,253	$273,164

See accompanying notes to consolidated financial statements.

Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 1999

1. Summary of Significant Accounting Policies

The consolidated financial statements include Donaldson, Lufkin & Jenrette, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. The Company is a majority-owned subsidiary of AXA Financial, Inc. ("AXA Financial") and its subsidiaries (formerly the Equitable Companies Incorporated). The Company's separate financial statements reflect AXA Financial's cost basis, established in 1985 when it acquired the Company.

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

Securities sold under agreements to repurchase ("repurchase agreements") and securities purchased under agreements to resell ("resale agreements") are treated as financing arrangements and are carried at contract amounts that reflect the amounts at which the securities will be subsequently repurchased or resold. Interest on such contract amounts is accrued and is included in the accompanying consolidated statements of financial condition in receivables from and payables to brokers, dealers and other. Certain repurchase and resale agreements are considered operating activities for the purposes of the consolidated statements of cash flows. The Company takes possession of the assets purchased under resale agreements and obtains additional collateral when the market value falls below the contract value. Repurchase and resale agreements are presented net in the consolidated statements of financial condition, if they are with the same counterparty, have the same maturity date, settle through the Federal Reserve System, and are subject to master netting agreements.

Securities borrowed and securities loaned are financing arrangements that are recorded at the amount of cash collateral advanced or received. For securities borrowed, the Company deposits cash, letters of credit or other collateral with the lender. For securities loaned, the Company receives collateral in cash or other collateral that exceeds the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned daily and obtains or refunds additional collateral, as necessary.

Receivables from and payables to customers include amounts due on cash and margin transactions. For receivables, securities owned by customers are held as collateral. Such collateral is not reflected in the consolidated financial statements.

U.S. government and agency securities, mortgage-backed securities, options, forward and futures transactions and certain other debt and equity securities are recorded in the consolidated financial statements on a trade date basis. All other securities are recorded on a settlement date basis and, if significant, adjustments are made to a trade date basis.

Other than long-term corporate development investments and certain non-investment grade holdings, which are recorded at estimated fair value, financial instruments owned are carried at market value. Changes in unrealized appreciation (depreciation) arising from fluctuations in market or fair value or upon realization of security positions are reflected in principal transactions-net, trading revenues, in the consolidated statements of income.

To the extent that the Company has surrendered control, transfers of financial assets are accounted for as sales.

Long-term corporate development investments represent the Company's involvement in private debt and equity investments. These investments generally have no readily available market or may be otherwise restricted as to resale under the Securities Act of 1933; therefore, these investments are carried at estimated fair value as determined by the Finance Committee of the Board of Directors. The cost of these investments was $1.4 billion at year-end 1999 and $472.3 million at year-end 1998. In 1999, net unrealized appreciation of long-term corporate development investments increased $71.5 million. In 1998 and 1997, the increase in net unrealized appreciation amounted to $8.9 million and $34.5 million, respectively. Changes in net unrealized appreciation arising from changes in fair value or upon realization are reflected in principal transactions-net, investment revenues in the consolidated statements of income.

Office facilities are carried at cost and are depreciated on a straight-line basis over the estimated useful life of the related assets, ranging from three to eight years. Leasehold improvements are amortized over the lesser of the useful life of the improvement or term of the lease. Exchange memberships owned by the Company are included in other assets and are carried at cost.

Changes in unrealized gains and losses, as well as realized gains and losses on all derivative instruments (options, forward and futures contracts and swaps), are included in principal transactions-net, trading revenues, in the consolidated statements of income. Related offsetting amounts are included in receivables from or payables to brokers, dealers and other in the consolidated statements of financial condition. Fair value of certain written options includes any deferred unamortized premiums. Such premiums are recognized over the life of the option contracts on a straight-line basis or are recognized through the change in the fair value of the option in principal transactions-net, trading revenues in the consolidated statements of income. Swap transactions entered into for non-trading purposes to modify the interest rate exposure associated with certain long-term debt issued by the Company are accounted for on an accrual basis. Under the accrual basis, the net amount to be received or paid is accrued as part of interest expense in the consolidated statements of income. Cash flows from derivative instruments are included as operating activities in the consolidated statements of cash flows.

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

Effective January 1, 1997, AXA Financial's ownership for tax purposes declined to less than 80%; therefore, the Company files its own U.S. consolidated Federal income tax return.

Liabilities related to postretirement and postemployment benefits have been provided for and the related costs are not significant.

The Company accounts for stock-based compensation related to stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, does not recognize any compensation cost associated with such plans in the consolidated financial statements. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method had been applied.

Basic and diluted earnings per common share amounts for both classes of the Company's stock are calculated by dividing earnings applicable to common shares (net income less preferred dividends) by the weighted average common shares outstanding. Basic earnings per share excludes the dilutive effects of stock options, non-vested restricted stock units and convertible debt. Diluted earnings per share reflects all potentially dilutive securities.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires all derivatives to be recognized in the consolidated statements of financial condition at fair value. SFAS No. 133 as amended, is effective for fiscal years beginning after June 15, 2000, and should be applied prospectively. Since most of the Company's derivatives are currently carried at fair value, the adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

The Company has invested heavily in technology in order to provide quality products and services to clients and to expand its business. Historically, technology expenses were included in several income statement lines. To reflect the increased importance of technology spending, all non-compensation technology costs are included in the new line item, Communications and Technology. This change affects two other existing expense lines: Occupancy and Related Costs, formerly Occupancy and Equipment, and Other Operating Expenses. Communications and Technology will now include systems consulting fees, previously included in Other Operating Expenses, and communications equipment, previously included in Occupancy and Equipment. Prior periods have been restated to show the new classifications. Certain other reclassifications have been made to prior year consolidated financial statements to conform to the 1999 presentation.

2. Issuance of DLJdirect Common Stock

DLJdirect Common Stock tracks the separate performance of the Company's existing online discount brokerage and related investment services business. On May 28, 1999, (the "closing date"), the Company issued, in an initial public offering, 18.4 million shares of DLJdirect Common Stock (the "Tracking Stock"). Prior to issuing the Tracking Stock, the Company's existing common stock was designated as DLJ Common Stock to reflect the performance of the Company's primary businesses, i.e., Banking, Fixed Income, Equities and Financial Services, plus a retained interest in DLJdirect. All of the Company's businesses other than those included in DLJdirect, plus the Company's retained interest in DLJdirect are referred to as DLJ. Holders of the Tracking Stock are common stockholders of the Company but have no voting rights, except in certain limited circumstances and will be subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

Earnings applicable to common shares for DLJ include a 100% interest in DLJdirect for periods prior to the closing date and 82.1% for subsequent periods. Operating results reported by the Company prior to the closing date were not affected by the issuance of the Tracking Stock.

3. Common Stock Split

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

4. Related Party Transactions

In the normal course of business, the Company provides brokerage services including clearance, investment banking and related activities for AXA Financial and certain of its affiliates. The amounts related to such activities are not significant.

In connection with the Company's merchant banking and financial advisory businesses, the Company had extended $11.4 million as its portion of short-term financings made with AXA Financial. Such amounts are included in long-term corporate development investments in the consolidated statement of financial condition.

For the years ended December 31, 1999, 1998 and 1997, dividends on common stock paid or accrued to AXA Financial were $22.2 million, $21.7 million and $21.3 million, respectively.

5. Cash and Securities Segregated Under Federal and Other Regulations

Securities with a market value of $122.0 million and $883.0 million at December 31, 1999 and 1998, respectively, were segregated in special reserve bank accounts to benefit customers in accordance with regulations of the Securities and Exchange Commission and the Commodities Futures Trading Commission.

6. Borrowings

Short-term borrowings are generally demand obligations with interest approximating Federal fund rates. Such borrowings are generally used to facilitate the securities settlement process, to finance securities inventories, and to finance securities purchased by customers on margin. At December 31, 1999 and 1998, there were no borrowings secured by Company-owned securities.

Short-term borrowings and repurchase agreements:

	December 31,		Weighted Average Interest Rates December 31,
	1999	1998	1999	1998
	(In millions)

Securities sold under repurchase agreements	$56,474	$35,776	4.38%	4.89%
Bank loans	$172	$391	6.44%	5.79%
Borrowings from other financial institutions	$1,186	$125	6.21%	5.72%

The Company has established a $2.0 billion commercial paper program. Obligations issued under this program (the "Notes") are exempt from registration under the Securities Act of 1933, as amended under Section 4(2) (the "Securities Act"). At December 31, 1999, $1.2 billion of notes were outstanding under this program.

Long-term borrowings:

	December 31,
	1999	1998
	(In thousands)

Senior notes 5.875% - 6.875%, due various dates through 2008	$2,040,673	$1,391,036
Medium-term notes 4.995% - 7.42%, due various dates through 2016	2,229,859	1,046,647
Senior secured floating rate notes, due 2005	295,692	450,000
Global floating rate notes, due 2002	348,805	348,357
Subordinated exchange notes 9.58%, due 2003	225,000	225,000
Other	20,417	20,963

Total long-term borrowings	$5,160,446	$3,482,003

Current maturities	$460,569	$100,973

For the years ended December 31, 1999, 1998 and 1997, interest paid on all borrowings and financing arrangements was $4.6 billion, $4.6 billion and $3.9 billion, respectively. Interest paid on repurchase agreements was $3.1 billion, $3.0 billion and $2.5 billion, for the years ended December 31, 1999, 1998 and 1997, respectively.

At December 31, 1999, the Company had entered into interest rate swaps on $3.3 billion of its senior and medium-term notes.

Scheduled maturities of long-term borrowings are as follows:

	December 31,
	1999	1998
	(In thousands)

1999	$—	$100,973
2000	460,569	189,987
2001	1,033,239	369,265
2002	1,216,591	358,348
2003	374,531	374,397
2004	129,589	—
2005 - 2016	1,945,927	2,089,033

Total	$5,160,446	$3,482,003

In connection with its 1999 and 1998 financings, the Company:

1999

Established a $2.0 billion shelf of debt securities or preferred stock in March. Issued $650.0 million 5.875% Senior Notes due 2002 and $970.2 million of Medium-Term Notes with interest rates ranging from 4.995% to 7.42% that mature at various dates through 2008 from this $2.0 billion shelf.

Issued $315.0 million of Medium-Term Notes with interest rates ranging from 5.0% to 7.07% that mature at various dates through 2004 from the $1.0 billion shelf established in 1997.

Purchased $159.0 million of its Senior Secured Floating Rate Notes.

During 1999, the Company amended its $2.8 billion revolving credit facility to reduce the aggregate commitment of banks thereunder to $2.5 billion, of which $1.9 billion may be unsecured. At December 31, 1999, no borrowings were outstanding under this facility.

1998

Issued an initial $175.0 million Fixed/Adjustable Rate Cumulative Preferred Stock, Series B, from the $300.0 million shelf established in 1997.

Issued $650.0 million of 6.5% Senior Notes that mature in 2008 and $350.0 million Medium-Term Notes with interest ranging from 5.402% to 6.28% that mature at various dates through 2003.

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

Repaid the $325.0 million senior subordinated revolving credit agreement and terminated the related credit facility.

7. Income Taxes

Income taxes included in the consolidated statements of income include the following:

	December 31, 1999	December 31, 1998	December 31, 1997
	(In thousands)

Current:
U.S. Federal	$398,501	$128,980	$299,091
Foreign	4,844	45,701	25,131
State and local	81,201	27,076	62,861

Total current	484,546	201,757	387,083

Deferred:
U.S. Federal	(110,095)	19,019	(117,622)
State and local	(21,651)	8,924	(16,611)

Total deferred	(131,746)	27,943	(134,233)

Total provision for income taxes	$352,800	$229,700	$252,850

The following summarizes the difference between the "expected" tax provision, which is computed by applying the statutory tax rate to income before provision for income taxes, and the effective provision for income taxes, which is computed by using the effective tax rate:

	1999		1998		1997
	Amount (In thousands)	Percent of Pre-Tax Income	Amount (In thousands)	Percent of Pre-Tax Income	Amount (In thousands)	Percent of Pre-Tax Income

Computed "expected" tax provision	$333,725	35.0%	$210,175	35.0%	$231,385	35.0%
Non-taxable income and expense items	(19,633)	(2.1)	(3,875)	(0.6)	(8,598)	(1.3)
State and local taxes, net of related Federal income tax benefit	38,708	4.1	23,400	3.9	30,063	4.5

Provision for income taxes	$352,800	37.0%	$229,700	38.3%	$252,850	38.2%

Deferred tax assets and deferred tax liabilities are generated by the following temporary differences:

	1999	1998
	(In thousands)

Deferred tax assets:
Inventory	$2,429	$1,633
Investments	26,740	45,690
Other liabilities and accrued expenses	662,638	523,476
Office facilities	6,384	8,892
Deferred tax liabilities:
Investments	(50,478)	(45,858)
Office facilities	(26,313)	(42,243)
Other	(11)	(1,947)

Net deferred tax asset	$621,389	$489,643

Management has determined that taxable income from carryback years and anticipated future reversals of existing taxable temporary differences are sufficient to offset the tax benefit of deductible temporary differences. As a result, at year-end 1999 and 1998, valuation allowances have not been recorded against deferred tax assets. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. However, if estimates of future taxable income during the carryforward period are reduced, the amount of the deferred tax assets considered realizable could also be reduced. In 1999, 1998 and 1997, respectively, the Company paid $273.8 million, $101.3 million and $293.8 million in Federal income taxes including $4.1 million in 1998 and $18.6 million in 1997 of Federal income tax equivalents paid to AXA Financial.

8. Net Capital

The Company's principal wholly owned subsidiary, DLJSC, is a registered broker-dealer, a registered futures commission merchant and member firm of The New York Stock Exchange, Inc. (the "NYSE"). Accordingly, DLJSC is subject to the minimum net capital requirements of the Securities and Exchange Commission, the NYSE and the Commodities Futures Trading Commission. As such, it is subject to the NYSE's net capital rule, which conforms to the Uniform Net Capital Rule under rule 15c3-1 of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). Under the alternative method permitted by this rule, the required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds, whichever is greater. If a member firm's capital is less than four percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm's net capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. At December 31, 1999, DLJSC's net capital of approximately $1.7 billion was 17.6 percent of aggregate debit balances and in excess of the minimum requirement by approximately $1.5 billion.

The Company's London-based broker-dealer subsidiaries are subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Other U.S. and foreign broker-dealer subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At December 31, 1999 and 1998, the Company and its broker-dealer subsidiaries complied with all applicable regulatory capital adequacy requirements.

9. Derivative Financial Instruments

The Company enters into various transactions involving derivatives. In general, derivatives are contractual agreements that derive their values from the performance of underlying assets, interest or currency exchange rates, or a variety of indices. The Company enters into derivative transactions primarily for trading purposes, or to provide products for its clients. These transactions involve options, forwards, futures and swaps. The Company also enters into interest rate swaps to modify the characteristics of periodic interest payments associated with some of its long-term debt obligations.

Options

The majority of the Company's options are written options. The Company writes option contracts specifically designed to meet customers' needs. Most of the options do not expose the Company to credit risk since the Company, not its counterparty, is obligated to perform. At the beginning of the contract period, the Company receives a cash premium. During the contract period, the Company bears the risk of unfavorable changes in the value of the financial instruments underlying the options ("market risk"). To cover this market risk, the Company purchases or sells cash or derivative financial instruments on a proprietary basis. Such purchases and sales may include debt and equity securities, forward and futures contracts and options. The counterparties to these purchases and sales are reviewed to determine whether they are creditworthy. Future cash requirements for options written equal the fair value of the options.

The Company also purchases options for trading purposes. With purchased options, the Company gets the right, for a fee, to buy or sell the underlying instrument at a fixed price on or before a specified date. The underlying instruments for these options include mortgage-backed securities, equities, interest rates and foreign currencies. All options are reported at fair value.

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

For forward contracts, cash is generally not required at inception; cash equal to the contract value is required at settlement. For futures contracts, the original margin is required in cash at inception; cash equal to the change in market value is required daily.

Since forward contracts are subject to the financial reliability of the counterparty, the Company is exposed to credit risk. To monitor this credit risk, the Company limits transactions with specific counterparties, reviews credit limits and adheres to internally established credit extension policies. For futures contracts and options on futures contracts, the change in the market value is settled with a clearing broker in cash each day. As a result, the credit risk with the clearing broker is limited to the net positive change in the market value for a single day.

Swaps

The Company's swap agreements consist primarily of interest rate and equity swaps. Equity swaps are contractual agreements to receive the appreciation or depreciation in value based on a specific strike price on an equity instrument in exchange for paying another rate, which is usually based on index or interest rate movements. Interest rate swaps are contractual agreements to exchange interest rate payments based on agreed notional amounts and maturity. Swaps are reported at fair value.

Quantitative Disclosures for All Trading Derivatives

The notional or contract amounts indicate the extent of the Company's involvement in the derivative instruments noted above. They do not measure the Company's exposure to market or credit risk and do not represent the future cash requirements of such contracts. The notional (contract) amounts for derivatives outstanding at December 31, 1999 and 1998 are as follows:

	1999	1998
	(In billions)

Options written	$15.1	$5.8
Options purchased	$7.4	$3.1
Forward contracts purchased	$35.6	$41.3
Forward contracts sold	$41.1	$39.8
Futures contracts purchased	$2.9	$1.2
Futures contracts sold	$4.3	$1.6
Swaps	$24.5	$8.4

The fair values of derivatives outstanding at December 31, 1999 and 1998 are as follows:

	1999		1998
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Options	$519.9	$1,002.6	$114.5	$397.1
Forward contracts	$327.1	$247.3	$262.9	$269.3
Futures contracts	$3.5	$9.8	$4.0	$1.0
Swaps	$256.9	$240.2	$62.1	$84.7

The average fair values of derivatives for 1999 and 1998 are as follows:

	1999		1998
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Options	$169.5	$444.8	$86.6	$309.9
Forward contracts	$329.0	$312.6	$135.6	$139.2
Futures contracts	$10.3	$7.4	$3.7	$19.4
Swaps	$253.3	$94.3	$28.1	$26.7

The majority of the Company's derivatives are short-term in duration. At December 31, 1999, the notional or contract amounts of derivatives expiring in future years based on contractual expiration are as follows:

	Less Than One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total
	(In millions)

Options written	$8.7	$4.8	$0.5	$1.1	$15.1
Options purchased	3.4	2.8	0.3	0.9	7.4
Forward contracts purchased	35.6	—	—	—	35.6
Forward contracts sold	40.9	—	0.2	—	41.1
Futures contracts purchased	2.2	0.7	—	—	2.9
Futures contracts sold	3.8	0.5	—	—	4.3
Swaps	9.0	4.5	3.5	7.5	24.5

Total	$103.6	$13.3	$4.5	$9.5	$130.9

Percent of total	79.1%	10.2%	3.4%	7.3%	100.0%

Disclosures for All Non-trading Derivatives

The Company also enters into interest rate swaps to modify the characteristics of periodic interest payments associated with some of its long-term debt obligations. At December 31, 1999 and 1998, the notional amount of these interest rate swaps was $3.3 billion and $0.8 billion, respectively.

10. Financial Instruments With Off-Balance Sheet Risk

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

As part of the Company's financing and securities settlement activities, the Company uses securities as collateral to support various secured financing sources. If the counterparty does not meet its contracted obligation to return securities used as collateral, the Company may be exposed to the risk of reacquiring the securities at prevailing market prices to satisfy its obligations. The Company controls this risk by monitoring the market value of securities pledged each day and by requiring collateral levels to be adjusted in the event of excess market exposure. As of December 31, 1999, cash of $4.6 billion and pledged securities with a market value of approximately $2.3 billion are used as collateral for securities borrowed with a market value of approximately $6.6 billion. In accordance with industry practice, these securities borrowed and pledged are not reflected in the consolidated statements of financial condition.

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

11. Concentrations of Credit Risk

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

Credit risk is the potential for loss resulting from the default by a counterparty of its obligations. Exposure to credit risk is generated by securities and currency settlements, contracting derivative and forward transactions with customers and dealers, and the holding in inventory of bonds and/or loans. The Company uses various means to manage its credit risk. The credit-worthiness of all counterparties is analyzed at the outset of a credit relationship with the Company. These counterparties are subsequently reviewed on a periodic basis. The Company sets a maximum exposure limit for each counterparty, as well as for groups or classes of counterparties. Furthermore, the Company enters into master netting agreements when feasible and demands collateral from certain counterparties or for certain types of credit transactions.

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

12. Trust Securities

In 1996, the Company and its wholly owned trust, DLJ Capital Trust I (the "Trust"), completed an offering of $200.0 million of the Trust's 8.42% mandatorily redeemable trust securities. The Trust exists for the sole purpose of issuing trust securities and common securities and investing the proceeds in an equivalent amount of Junior Subordinated Debentures of the Company. At December 31, 1999 and 1998, the only assets of the Trust were $200.0 million of 8.42% Junior Subordinated Debentures of the Company due 2046. The Junior Subordinated Debentures are redeemable by the Company, in whole or in part, on or after August 31, 2001. The Trust must also redeem its trust securities having an aggregate liquidation amount equal to the aggregate principal amount of Junior Subordinated Debentures being redeemed.

To the extent the Company has made principal and interest payments on the Junior Subordinated Debentures, the Company guarantees payment to the holders of the trust securities issued by the Trust. The Company has issued a full and unconditional guarantee of the Trust's obligations under the trust securities of the Trust.

13. Stockholders' Equity

On May 28, 1999, the Company issued, in an initial public offering, 18.4 million shares of Tracking Stock. The shares of Tracking Stock have no voting rights, except in certain limited circumstances. Net proceeds from the offering amounted to $346.6 million.

On May 20, 1999 the Company amended its certificate of incorporation to authorize the issuance of $1.5 billion shares of common stock in multiple series.

In July 1998, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested" ("EITF 97-14"). Under EITF 97-14, assets of the trust should be consolidated with those of the employer and the value of the employer's stock held in the rabbi trust should be classified in stockholders' equity in a manner similar to Treasury Stock. The Company adopted EITF 97-14 as of September 30, 1998. In 1999 and 1998, respectively, approximately 1.0 million and 4.4 million restricted stock units ("RSU") vested and were converted into common stock from the Company's authorized and unissued shares. Approximately 2.1 million of these shares were deposited in the rabbi trust pursuant to the Executive Deferred Compensation Plan, which was effective January 1, 1997. In October 1998, approximately 1.8 million of such shares were distributed by the rabbi trust to employees. At December 31, 1999, approximately 1.3 million shares of the Company's stock are included in the rabbi trust. The shares and the corresponding liability to employees are shown as components of stockholders' equity in the Company's consolidated statements of financial condition.

In July 1998, the Company sold an aggregate of five million shares of newly issued common stock to its parent companies, AXA Financial and AXA S.A., for $300.0 million in a transaction exempt from the registration requirements of the Securities Act.

In 1997, the Company exercised its option to redeem all of the outstanding convertible debentures issued in connection with the acquisition of a London-based financial advisory firm. As a result, the holders of such debentures elected to convert such debentures into an aggregate of 1,370,408 shares of common stock of the Company.

The Company has issued 4.0 million shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series A, with a liquidation preference of $50.00 per share ($200.0 million aggregate liquidation value). Dividends on the preferred stock are cumulative and payable quarterly at 5.94% per annum through November 30, 2001. Thereafter, the dividend rate will be adjusted, based on various indices, to be at least 6.44% but less than 12.44%. The preferred stock is redeemable, in whole or in part, at the option of the Company, on or after November 30, 2001. At December 31, 1999 and 1998, 4.0 million shares of such preferred stock were authorized, issued and outstanding.

The Company has also issued 3.5 million shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series B, with a liquidation preference of $50.00 per share ($175.0 million aggregate liquidation value). Dividends on the preferred stock are cumulative and payable quarterly at 5.30% per annum through January 2003, subject to adjustment in later years. The preferred stock is redeemable, in whole or in part, at the option of the Company, on or after January 15, 2003.

14. Earnings Per Share

Earnings per common share for periods after the closing date have been calculated using the two-class method. The two-class method is an earnings allocation formula that determines the earnings per share for each class of common stock, according to participation rights in undistributed earnings.

For DLJ, basic earnings per common share represents earnings applicable to common shares (including its retained interest in DLJdirect) divided by the weighted average actual common shares outstanding, excluding the effect of potentially dilutive securities. Diluted earnings per common share include the dilutive effects of the Restricted Stock Unit Plan and the dilutive effect of options and convertible debt calculated under the treasury stock and "if-converted" method, respectively. In 1999, approximately 1.0 million RSUs vested and were converted into the Company's common stock. This amount is included in the calculation of earnings per common share. All earnings per share have been restated for the stock split.

For DLJdirect, basic earnings per share is calculated by dividing earnings applicable to common shares for the period the Tracking Stock was outstanding (May 28, 1999 to December 31, 1999) by the weighted average actual common shares outstanding. Diluted earnings per common share include the dilutive effect of options calculated under the treasury stock method. DLJ's retained interest excludes the effect of the 10 million shares of common stock that have been reserved for issuance under the DLJdirect Incentive Compensation Plan. Earnings per share for DLJdirect for periods prior to the closing date are not presented as such amounts are not meaningful. For the period the Tracking Stock was outstanding, exercisable stock options were excluded from the computation of diluted earnings per share since the effect of including them was antidilutive.

The numerators and denominators of the basic and diluted earnings per common share computations include the following items:

DLJ Common Stock
	December 31, 1999		December 31, 1998		December 31, 1997
	Income	Shares	Income	Shares	Income	Shares
	(In thousands)

Basic Earnings applicable to
Common Shares	$580,423	$125,433	$349,490	119,260	$396,106	110,318

Effect of Dilutive Securities:
Restricted stock units	—	1,029	—	2,348	—	7,046
Stock options	—	12,406	—	10,372	—	7,660
Convertible debt	—	—	—	—	308	474

Diluted Earnings applicable to
Common Shares	$580,423	$138,868	$349,490	131,980	$396,414	125,498

DLJdirect Common Stock
Earnings (loss) applicable to Common Shares
Basic and Diluted	$(903)	$18,400

15. Employee Compensation and Benefit Plans

1996 Incentive Compensation Plan

Awards under the 1996 Incentive Compensation Plan (the "Incentive Plan") are determined by the Compensation and Management Committee of the Board of Directors (the "Compensation Committee"). The Incentive Plan creates short-term and long-term award pools for key employees of the Company. Short-term award pools are for a performance period up to two years and are based on 10% of pre-tax earnings, as defined. Long-term award pools are for a performance period of three to ten years and are based on a percentage of pre-tax earnings that varies with the Company's average return on common equity during the performance period. Participants may receive awards in cash, options, shares or RSUs; however, stock-based payments are limited to a total of 17.6 million shares. Under certain circumstances, participants may defer the receipt of part or all of any award. Each unit granted under the Plan is equal to a percentage interest in the long-term award pool. The units vest at the rate of 33 1/3% per year during the performance period. During 1997, the Compensation Committee authorized a long-term award pool for the performance period from January 1, 1997 to December 31, 1999. For the years ended December 31, 1999, 1998 and 1997, the amount charged to expense was $266.4 million, $165.5 million and $185.5 million, respectively.

1995 Restricted Stock Unit Plan

In 1995, the Company adopted the 1995 Restricted Stock Unit Plan (the "Plan"). Each RSU granted under the Plan represents the right to receive a share of common stock under certain circumstances. These RSUs may be forfeited in certain circumstances and vest annually in specified proportions from February 1997 through February 2000. RSUs that are forfeited will become available for subsequent grants. Under the Plan, 10,358,294 units were granted. As of December 31, 1999, 214,165 RSUs were forfeited and 9,044,174 RSUs vested and were converted to common stock from the Company's authorized and unissued shares.

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

In May 1999, with the issuance of the Tracking Stock, the Company adopted the 1999 DLJdirect Incentive Compensation Plan (the "DLJdirect Incentive Plan"). Awards under the DLJdirect Incentive Plan are determined by the Compensation Committee. Under this plan, stock options on DLJdirect stock are granted at a price equal to the fair value of the stock at the date of grant. The options are exercisable for up to 10 years from the date of grant and vest in four equal annual installments starting one year from the date of grant. Under the DLJdirect Incentive Plan, 10,000,000 shares are issuable.

The following summarizes the stock option activity for all plans:

	Options	Weighted Average Exercise Price

DLJ Common Stock:
Outstanding at December 31, 1996	22,260,664	$14.03

Granted	6,431,668	$30.54
Forfeited	(133,866)	$16.01
Exercised	(296,370)	$13.76

Outstanding at December 31, 1997	28,262,096	$17.78

Granted	1,508,489	$38.59
Forfeited	(60,000)	$17.31
Exercised	(1,458,366)	$14.91

Outstanding at December 31, 1998	28,252,219	$19.04

Granted	4,788,175	$45.23
Forfeited	(78,500)	$34.61
Exercised	(2,196,153)	$15.85
Outstanding at December 31, 1999	30,765,741	$23.30

DLJdirect Common Stock:
Outstanding at December 31, 1998	—	$ —

Granted	6,300,050	$19.76
Forfeited	(67,000)	$20.00
Exercised	—	—

Outstanding at December 31, 1999	6,233,050	$19.76

The following summarizes information related to stock options outstanding at December 31, 1999:

	Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)

DLJ:
	$13.50 - 25.99	20,238,481	$14.61	8.4
	$26.00 - 38.99	4,920,746	33.99	7.8
	$39.00 - 52.99	4,806,714	43.28	9.0
	$53.00 - 76.88	799,800	57.09	9.7

Total		30,765,741	$23.30	8.4

At December 31, 1999, 20,568,365 options on DLJ Common Stock were exercisable at prices ranging from $13.50 to $52.99. The weighted average exercise price of such options was $16.62. At December 31, 1998, there were 21,378,671 options on DLJ Common Stock exercisable at exercise prices ranging from $13.50 to $38.00. The weighted average exercise price of these options was $15.05.

	Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)

DLJdirect:
	$13.56 - 14.13	256,250	$14.10	9.8
	$14.14 - 20.00	5,976,800	20.00	9.4

	Total	6,233,050	$19.76	9.4

At December 31, 1999, no options on DLJdirect Common Stock were exercisable.

The Company accounts for its stock option plans in accordance with APB Opinion No. 25 and, accordingly, does not recognize any compensation cost associated with such plans in the consolidated financial statements. If the Company had calculated compensation cost under SFAS No. 123 (based on the fair value of options at the grant date), the Company would have reported the following net earnings applicable to common shares and earnings per common share:

	DLJ			DLJdirect
	1999	1998	1997	1999
	(In thousands, except per share data)

Net earnings applicable to common shares
As reported	$580,423	$349,490	$396,106	$(903)
Pro forma	$546,083	$328,390	$375,856	$(6,345)
Basic earnings per common share
As reported	$4.63	$2.93	$3.59	$(0.05)
Pro forma	$4.35	$2.75	$3.41	$(0.34)
Diluted earnings per common share
As reported	$4.18	$2.65	$3.16	$(0.05)
Pro forma	$3.93	$2.49	$3.00	$(0.34)

For the purpose of computing the pro forma amounts indicated above, the fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model are as follows:

	DLJ			DLJdirect
	1999	1998	1997	1999

Expected dividend yield	0.56%	0.69%	0.86%	0.0%
Expected stock volatility	36%	40%	33%	45%
Risk-free interest rates	5.06%	5.53%	5.96%	5.69%
Expected life (in years)	5	5	5	5
Fair value per share of options	$17.19	$16.27	$10.81	$9.30

Other Plans

The Company has a defined contribution employee benefit plan covering the Company's domestic full-time and part-time employees. Company contributions to this plan are determined by the Board of Directors of the Company annually and were $10.4 million, $9.6 million and $9.6 million for 1999, 1998 and 1997, respectively.

Certain key employees of the Company also participate in the following deferred compensation arrangements: equity investments in selected merchant banking activities of the Company funded by deferred compensation and leverage provided by the Company; non-qualified deferred compensation plans that include managed investments; and other non-qualified plans that are funded by the Company with insurance contracts. The plans' investments, including the leverage factor, and the amounts accrued by the Company under the plans are both included in the consolidated statements of financial condition. These compensation-related assets amounted to $937.0 million and $703.6 million, respectively, at December 31, 1999 and 1998. Related liabilities for deferred compensation amounted to $492.2 million and $434.1 million, respectively, at December 31, 1999 and 1998.

16. Leases, Commitments and Contingent Liabilities

The Company leases office space and equipment under cancelable and non-cancelable lease agreements that expire on various dates through 2021. Rent expense for office space and equipment, with lease terms in excess of one year was $157.7 million, $115.6 million and $89.9 million, for the years ended December 31, 1999, 1998 and 1997, respectively. Sublease revenue was $0.1 million for each of the years ended December 31, 1999, 1998 and 1997, respectively.

At December 31, 1999, non-cancelable leases in excess of one year, excluding sublease revenue, escalation and renewal options had the following minimum lease commitments:

Period	(In thousands)

2000	$ 133,662
2001	133,778
2002	127,832
2003	117,193
2004	113,773
2005 - 2021	1,508,547

Total	$2,134,785

In the normal course of business, the Company enters into underwriting commitments. Management of the Company believes that transactions relating to such underwriting commitments that were open at December 31, 1999, will have no material effect on the consolidated financial statements. The Company has issued letters of credit for which it is contingently liable for $367.5 million and $657.5 million at December 31, 1999 and 1998, respectively.

The Company has outstanding commitments, expiring on March 16, 2000, to finance $150.0 million to third parties to be secured by mortgage loans on real estate properties. At December 31, 1999, unfunded commitments outstanding under this facility amounted to $62.5 million. In addition, the Company enters into commitments to extend credit to non-investment grade borrowers in connection with the origination and syndication of senior bank debt. At December 31, 1999, unfunded senior bank loan commitments outstanding were $475.3 million.

At December 31, 1999, the Company has commitments of $699.7 million to invest on a side-by-side basis with merchant banking partnerships.

17. Industry Segment and Geographic Data

In 1998 and prior years the Company operated and managed its businesses and presented segment information through three principal operating segments: Banking, Capital Markets and Financial Services. Effective January 1, 1999, the Company changed its structure to operate and manage its businesses through four operating segments: Banking, Equities, Fixed Income and Financial Services.

Such segments are managed separately based on types of products and services offered and their related client bases. The Company evaluates the performance of its segments based primarily on income before income taxes.

  The Banking Group raises and invests capital and provides financial advice to companies throughout the U.S. and abroad. Through this group, the Company manages and underwrites offerings of securities, arranges private placements, provides client advisory and other services, pursues direct investments in a variety of areas, and provides venture capital to institutional investors.
  The Equities Group trades, conducts research on, originates and distributes equity securities.
  The Fixed Income Group trades, conducts research on, originates and distributes fixed income securities and places private debt instruments.
  The Financial Services Group provides a broad array of services to individual and high-net-worth investors and the financial intermediaries that represent them. Such services include correspondent brokerage services, online investment services, research and trading services, cash management and investment advisory services.

For internal management reporting, the Company may allocate certain revenues to its operating segments in excess of the amount realized on the related transactions. Such excess amounts are eliminated in consolidation. The Company also allocates to segments a pro rata share of amounts for leased facilities, equipment and certain general overhead expenses based upon specified amounts, usage criteria or agreed rates, and allocates interest expense based upon capital utilization at rates that approximate market. All other accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following is a summary of the Company's segment data:

	Banking Group	Fixed Income Group	Equities Group	Financial Services Group	Elimination & Other	Total
	(In millions)

December 31, 1999:
Net revenues from external sources	$1,960.8	$750.6	$1,025.0	$1,387.3	$(152.7)	$4,971.0
Net intersegment revenues	0.0	0.0	(8.8)	121.9	(113.1)	0.0
Depreciation and amortization	18.5	15.2	16.7	42.6	15.1	108.1
Net interest revenue	(0.6)	161.7	12.9	284.3	126.7	585.0

Income before income taxes	$526.8	$300.1	$115.6	$311.9	$(300.9)	$953.5

Segment assets	$2,273.2	$74,884.7	$5,325.5	$30,586.4	$(4,057.7)	$109,012.1
Expenditures for long lived assets	$23.8	$15.6	$39.8	$113.5	$59.0	$251.7

December 31, 1998:
Net revenues from external sources	$1,488.1	$495.7	$688.1	$995.7	$(449.6)	$3,218.0
Net intersegment revenues	0.0	0.9	(4.8)	54.2	(50.3)	0.0
Depreciation and amortization	16.3	15.2	12.1	31.8	12.7	88.1
Net interest revenue	(1.2)	120.5	17.6	215.2	381.1	733.2

Income before income taxes	$415.7	$166.0	$69.5	$202.3	$(253.0)	$600.5

Segment assets	$1,132.0	$45,683.7	$2,694.9	$19,925.0	$2,790.1	$72,225.7
Expenditures for long lived assets	$36.4	$8.0	$18.9	$77.3	$13.2	$153.8

December 31, 1997:
Net revenues from external sources	$1,216.7	$548.3	$607.3	$793.5	$(177.5)	$2,988.3
Net intersegment revenues	1.3	3.4	(2.7)	46.1	(48.1)	0.0
Depreciation and amortization	11.5	12.2	8.9	16.6	10.9	60.1
Net interest revenue	2.2	112.0	(6.2)	169.3	221.7	499.0

Income before income taxes	$381.9	$200.2	$119.2	$157.6	$(197.8)	$661.1

Segment assets	$753.2	$49,459.9	$1,993.7	$18,124.3	$118.2	$70,449.3
Expenditures for long lived assets	$66.6	$24.6	$19.4	$83.1	$30.3	$224.0

The following is a reconciliation of the Company's reported segment revenues, income before provision for income taxes and segment assets to the Company's consolidated totals:

	December 31,
	1999	1998	1997
	(In millions)

Revenues:
Total net revenues for reported segments	$5,695.1	$4,070.0	$3,491.3
All other revenues	19.9	105.3	153.7
Consolidation/elimination(1)	(159.0)	(224.1)	(157.7)

Total consolidated net revenues	$5,556.0	$3,951.2	$3,487.3

Income before provision for income taxes:
Total income for reported segments	$1,254.4	$853.5	$859.0
All other income (losses)	(25.4)	0.5	(24.6)
Consolidation/elimination(1)	(275.5)	(253.5)	(173.3)

Total income before provision for income taxes	$953.5	$600.5	$661.1

Segment assets:
Total assets for reported segments	$113,069.8	$69,435.6	$70,331.1
All other assets	3.6	1,264.9	3,015.1
Consolidation/elimination (1)	(4,061.3)	1,525.2	(2,896.9)

Total segment assets	$109,012.1	$72,225.7	$70,449.3

(1)	Consolidation/elimination represents intercompany accounts/intersegment revenue-sharing arrangements that are eliminated in consolidation.

The Company's principal operations are located in the United States. The Company maintains offices in Europe, Latin America and Asia, with the majority of foreign business done through the London offices. The following are net revenues by geographic region:

	December 31,
	1999	1998	1997
	(In millions)

United States	$4,773.8	$3,561.5	$3,151.3
Foreign	782.2	389.7	336.0

Total	$5,556.0	$3,951.2	$3,487.3

The following are long-lived assets by geographic region:

	December 31,
	1999	1998	1997
	(In millions)

United States	$463.7	$384.7	$356.3
Foreign	170.3	128.0	98.9

Total	$634.0	$512.7	$455.2

18. Legal Proceedings

The Company has been named as a defendant in a number of actions relating to its various businesses including various civil actions and arbitrations arising out of its activities as a broker-dealer in securities, as an underwriter and as an employer, and arising out of alleged employee misconduct. From time to time, the Company is also involved in proceedings with, and investigations by, government agencies and self-regulatory organizations. Some of the actions have been brought on behalf of various classes of claimants and seek damages of material or indeterminate amounts. Although the ultimate outcome of litigation involving the Company cannot be predicted with certainty, after reviewing these actions with its counsel, management believes it has meritorious defenses to all such actions and intends to defend each of these vigorously.

Although there can be no assurance that such actions, proceedings, investigations and litigation will not have a material adverse effect on the results of operations of the Company in any future period, depending in part on the results for such period, in the opinion of management of the Company, based upon advice of counsel, the ultimate resolution of such actions, proceedings, investigations and litigation against the Company will not have a material adverse effect on the consolidated financial condition and/or results of operations of the Company; except that, for the matters described below, based upon information currently available to it, management cannot predict whether or not such litigation will have a material adverse effect on the Company's results of operations in any particular period.

In October 1995, DLJSC was named as a defendant in a purported class action filed in a Texas State Court on behalf of the holders of $550.0 million principal amount of subordinated redeemable discount debentures of National Gypsum Corporation ("NGC") canceled in connection with a Chapter 11 plan of reorganization for NGC consummated in July 1993. The State Court named plaintiff also filed an adversary proceeding in the U.S. Bankruptcy Court for the Northern District of Texas seeking a declaratory judgment that the confirmed NGC plan of reorganization does not bar the class action claims. Subsequent to the consummation of NGC's plan of reorganization, NGC's shares traded for values substantially in excess of, and in 1995 NGC was acquired for a value substantially in excess of, the values upon which NGC's plan of reorganization was based. The two actions arise out of DLJSC's activities as financial advisor to NGC in the course of NGC's Chapter 11 reorganization proceedings. The class action complaint alleges that the plan of reorganization submitted by NGC was based upon projections by NGC and DLJSC which intentionally understated forecasts, and provided misleading and incorrect information to hide NGC's true value and that defendants breached their fiduciary duties by, among other things, providing false, misleading or incomplete information to deliberately understate the value of NGC. The class action complaint seeks compensatory and punitive damages purportedly sustained by the class. On October 10, 1997, DLJSC and others were named as defendants in a new adversary proceeding in the Bankruptcy Court brought by the NGC Settlement Trust, an entity created by the NGC plan of reorganization to deal with asbestos-related claims. The Trust's allegations are substantially similar to the claims in the State Court action. On January 21, 1998, the Bankruptcy Court ruled that the State Court plaintiff's claims were not barred by the NGC plan of reorganization insofar as they alleged nondisclosure of certain cost reductions announced by NGC in October 1993. DLJSC has appealed the Bankruptcy Court's ruling. On May 7, 1998, DLJSC and others were named as defendants in a second action in a Texas State Court brought by the NGC Settlement Trust. The allegations of this second Texas State Court action are substantially similar to those of the earlier class action pending in State Court. In an amended order dated January 5, 1999, the State Court granted the class action plaintiff's motion for class certification. In an order dated March 1, 1999, the State Court granted motions for summary judgment filed by DLJSC and the other defendants in both State Court actions. The plaintiffs have appealed. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaints.

On January 26, 1996, a purported purchaser of certain notes and warrants to purchase shares of common stock of Rickel Home Centers, Inc. ("Rickel") filed a class action complaint against DLJSC and certain other defendants for unspecified compensatory and punitive damages in the U. S. District Court for the Southern District of New York. The suit was brought on behalf of the purchasers of 126,457 units consisting of $126,457,000 aggregate principal amount of 13 1/2% senior notes due 2001 and 126,457 warrants to purchase shares of common stock of Rickel (the "Units") issued by Rickel in October 1994. The complaint alleges violations of federal securities laws and common law fraud against DLJSC, as the underwriter of the Units and as an owner of 7.3% of the common stock of Rickel, Eos Partners, L.P. and General Electric Capital Corporation, each as owners of 44.2% of the common stock of Rickel, and members of the board of directors of Rickel, including a DLJSC managing director. The complaint seeks to hold DLJSC liable for alleged misstatements and omissions contained in the prospectus and registration statement filed in connection with the offering of the Units, alleging that the defendants knew of financial losses and a decline in value of Rickel in the months prior to the offering and did not disclose such information. The complaint also alleges that Rickel failed to pay its semi-annual interest payment due on the Units on December 15, 1995 and that Rickel filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code on January 10, 1996. On April 22, 1999, the complaint against DLJSC and the other defendants was dismissed. The plaintiffs have appealed. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaint.

In November 1998, three purported class actions (Gillet v. Goldman, Sachs & Co. et al., Prager v. Goldman, Sachs & Co. et al., and Holzman v. Goldman, Sachs & Co. et al.) were filed in the U.S. District Court for the Southern District of New York against more than 25 underwriters of initial public offering securities, including DLJSC. The complaints allege that defendants conspired to fix the "fee" paid for underwriting initial public offering securities by setting the underwriters' discount or "spread" at 7%, in violation of the federal antitrust laws. The complaints seek treble damages in an unspecified amount and injunctive relief as well as attorney's fees and costs. On March 15, 1999, the plaintiffs filed a Consolidated Amended Complaint captioned In re Public Offering Fee Antitrust Litigation. A motion by all defendants to dismiss the complaints on several grounds is pending. Separately, the U.S. Department of Justice has issued a Civil Investigative Demand to several investment banking firms, including DLJSC, seeking documents and information relating to "alleged" price fixing with respect to underwriting spreads in initial public offerings. The government has not made any charges against DLJSC or the other investment banking firms. DLJSC is cooperating with the Justice Department in providing the requested information and believes that no violation of law by DLJSC has occurred.

19. Quarterly Data (Unaudited)

	Total Revenues	Income Before Provisions For Income Taxes	Net Income	DLJ Common Shares* Earnings Per Share		DLJdirect Common Shares** Earnings Per Share
				Basic	Diluted	Basic	Diluted

1999:
First quarter	$1,493,450	$197,000	$121,650	$0.94	$0.84	$0.07	$0.07
Second quarter	1,810,516	259,000	165,650	1.28	1.14	0.05	0.05
Third quarter	1,704,372	194,000	122,200	0.93	0.85	(0.03)	(0.03)
Fourth quarter	2,137,931	303,500	191,200	1.48	1.35	(0.02)	(0.02)

Total year	$7,146,269	$953,500	$600,700	$4.63	$4.18	$0.07	$0.07

1998:
First quarter	$1,493,421	$217,250	$134,150	$1.12	$1.00	$(0.02)	$(0.02)
Second quarter	1,556,745	230,500	142,300	1.17	1.05	0.01	0.01
Third quarter	1,069,827	41,600	25,700	0.17	0.15	0.01	0.01
Fourth quarter	1,287,049	111,150	68,650	0.52	0.47	0.02	0.02

Total year	$5,407,042	$600,500	$370,800	$2.93	$2.65	$0.01	$0.01

*

Due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year, the sum of the quarters' earnings per common share may not equal the total year amounts.

**	For the periods prior to the quarter ended September 30, 1999, earnings per share amounts are pro forma as if the issuance of DLJdirect Tracking Stock occurred at the beginning of 1998.

SCHEDULE I
Donaldson, Lufkin & Jenrette, Inc. (Parent Company)
Condensed Statements of Financial Condition

	December 31,
	1999	1998
(In thousands, except share and per share data)

Assets
Cash and cash equivalents	$ 947,640	$ 706,010
Receivables from brokers, dealers and other	79,142	9,168
Long-term corporate development investments	65,987	57,029
Receivables from subsidiaries	6,771,106	4,110,750
Investment in subsidiaries, at equity	4,501,100	2,790,692
Other assets and deferred amounts	1,184,445	869,640

Total Assets	$13,549,420	$8,543,289

Liabilities and Stockholders' Equity
Short-term borrowings	$ 1,331,607	$ 234,843
Accounts payable and accrued expenses	1,784,064	1,204,671
Other liabilities	1,475,946	958,814
8.42% Junior subordinated debentures, held by a subsidiary trust	206,224	206,224
Other long-term borrowings	4,844,337	3,011,038
Stockholders' Equity:
Preferred Stock, 50,000,000 shares authorized:
Series A Preferred Stock, at $50.00 per share liquidation
preference (4,000,000 shares issued and outstanding)	200,000	200,000
Series B Preferred Stock, at $50.00 per share liquidation
preference (3,500,000 shares issued and outstanding)	175,000	175,000
Common stock, 1,500,000,000 shares authorized:
DLJ Common Stock ($0.10 par value; 500,000,000 shares
authorized; 126,014,091 and 122,812,558 shares issued
and outstanding, respectively)	12,601	12,281
DLJdirect Common Stock ($0.10 par value; 500,000,000 shares
authorized; 18,400,000 shares issued and outstanding;
84,250,000 notional shares in respect of DLJ's retained interest)	1,840	—
Restricted stock units (10,358,294 units authorized; 1,099,955
and 2,082,236 units issued and outstanding, respectively)	11,265	21,333
Paid-in capital	1,298,674	858,066
Retained earnings	2,205,818	1,657,710
Accumulated other comprehensive income	2,044	3,309
Employee deferred compensation stock trust	13,591	12,329
Common stock issued to employee deferred compensation trust	(13,591)	(12,329)

Total stockholders' equity	3,907,242	2,927,699

Total Liabilities and Stockholders' Equity	$13,549,420	$8,543,289

See accompanying notes to condensed financial statements.

Donaldson, Lufkin & Jenrette, Inc. (Parent Company)
Condensed Statements of Income

	Years Ended December 31,
	1999	1998	1997
	(In thousands, except per share data)

Revenues:
Dividends from affiliates	$—	$205,090	$136,000
Interest from affiliates	321,871	229,785	129,256
Allocations from affiliates	19,209	19,021	17,809
Other	66,275	27,486	19,958

Total revenues	407,355	481,382	303,023

Costs and Expenses:
Compensation and benefits	271,592	147,952	155,224
Interest and operating expenses	328,150	87,788	60,141

Total costs and expenses	599,742	235,740	215,365

Income (loss) before income tax benefit and equity
in undistributed net income of subsidiaries	(192,387)	245,642	87,658

Income tax benefit	208,636	139,799	72,870

Income before equity in undistributed
net income of subsidiaries	16,249	385,441	160,528

Equity in undistributed net income (loss) of subsidiaries	584,451	(14,641)	247,722

Net income	$600,700	$370,800	$408,250

Dividends on preferred stock	$21,180	$21,310	$12,144

Earnings applicable to common shares	$579,520	$349,490	$396,106

Earnings (loss) applicable to common shares:
DLJ	$580,423	$349,490	$396,106
DLJdirect	$(903)

Earnings (loss) per common share:
DLJ
Basic	$4.63	$2.93	$3.59
Diluted	$4.18	$2.65	$3.16

DLJdirect
Basic	$(0.05)
Diluted	$(0.05)

Weighted average common shares outstanding:
DLJ
Basic	125,433	119,260	110,318
Diluted	138,868	131,980	125,498

DLJdirect
Basic	18,400
Diluted	18,400

See accompanying notes to condensed financial statements.

Donaldson, Lufkin & Jenrette, Inc. (Parent Company)
Condensed Statements of Cash Flows

	Years Ended December 31,
	1999	1998	1997
	(In thousands)

Net cash provided by operating activities	$784,864	$544,785	$153,693

Cash flows from investing activities:
Net proceeds from (payments for):
Dividends from affiliates	—	205,090	136,000
Investment in subsidiaries	(892,012)	(472,996)	(222,083)
Allocated equity to DLJdirect	(233,945)	—	—
Other assets	(15,250)	(51,474)	(1,873)

Net cash used in investing activities	(1,141,207)	(319,380)	(87,956)

Cash flows from financing activities:
Net proceeds from (payments for):
Short-term financings	1,096,764	(432,914)	331,845
Issuance of:
DLJdirect Common Stock	346,591	—	—
Senior notes	649,637	893,552	—
Medium-term notes	1,183,212	349,337	359,646
Global floating rate notes	—	448	347,760
Other long-term debt	—	—	26,345
Series B preferred stock	—	175,000	—
Subordinated loan from subsidiaries	47,950	(623,176)	(149,274)
Dividends paid	(52,592)	(51,310)	(39,886)
Sale of common stock to AXA Financial and AXA, S.A.	—	300,000	—
Exercise of stock options	34,717	21,775	4,074
Receivables from subsidiaries	(2,708,306)	(152,115)	(953,986)

Net cash provided by (used in) financing activities	597,973	480,597	(73,476)

Increase (decrease) in cash and cash equivalents	241,630	706,002	(7,739)

Cash and cash equivalents at beginning of year	706,010	8	7,747

Cash and cash equivalents at end of year	$947,640	$706,010	$8

See accompanying notes to condensed financial statements.

Donaldson, Lufkin & Jenrette, Inc. (Parent Company)
Notes to Condensed Financial Statements

December 31, 1999

1. Basis of Presentation

The condensed financial statements of Donaldson, Lufkin & Jenrette, Inc. ("Parent Company") should be read in conjunction with the consolidated financial statements of Donaldson, Lufkin & Jenrette, Inc. and subsidiaries (the "Company") and the notes thereto. Investments in subsidiaries are accounted for under the equity method.

2. Issuance of DLJdirect Common Stock

DLJdirect Common Stock tracks the separate performance of the Company's existing online discount brokerage and related investment services business. On May 28, 1999 (the "closing date"), the Company issued, in an initial public offering, 18.4 million shares of DLJdirect Common Stock (the "Tracking Stock"). Prior to issuing the Tracking Stock, the Company's existing common stock was designated as DLJ Common Stock to reflect the performance of the Company's primary businesses, i.e., Banking, Fixed Income, Equities and Financial Services, plus a retained interest in DLJdirect. These operations together are referred to as DLJ. Holders of the Tracking Stock are common stockholders of the Company but have no voting rights, except in certain limited circumstances, and will be subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

Earnings applicable to common shares for DLJ include a 100% interest in DLJdirect for periods prior to the closing date and 82.1% for subsequent periods. Operating results reported by the Company prior to the closing date were not affected by the issuance of the tracking stock.

3. Related Party Transactions

Receivables from subsidiaries include $774.5 million and $781.0 million loaned under master note agreements at December 31, 1999 and 1998, respectively. Substantially all receivables from subsidiaries provide for interest based on Federal funds rates.

There were no cash dividends paid to the Parent Company by its consolidated subsidiaries in 1999. The amount of cash dividends paid to the Parent Company by its consolidated subsidiaries amounted to $205.1 million and $136.0 million for the years ended December 31, 1998 and 1997, respectively. There are no restrictions on the payment of dividends, except for those stipulated in certain debt agreements and in those applicable to brokers and dealers which provide for certain minimum amounts of capital to be maintained to satisfy regulatory requirements in the Company's domestic and foreign broker-dealer subsidiaries. Under certain circumstances, the amount of excess capital that can be withdrawn is limited. The regulatory requirements are designed to measure the general financial integrity and liquidity of broker-dealers and provide minimum acceptable net capital levels to satisfy commitments to customers. Unless an adequate level of capital is maintained, regulated broker-dealer subsidiaries would be prohibited from paying dividends to the Parent Company.

4. Long-term Borrowings

The Parent Company finances certain of its activities through long-term borrowing arrangements. At December 31, 1999 there were current maturities of long-term borrowings of $459.8 million. Long-term borrowings consist of the following:

	December 31,
	1999	1998
	(In thousands)

Senior notes, 5.875% - 6.875% due various dates through 2008	$2,040,673	$1,391,036
Medium-term notes, 4.995% - 7.42% due various dates through 2016	2,229,859	1,046,645
Subordinated exchange notes, 9.58% due 2003	225,000	225,000
Global floating rate notes, due 2002	348,805	348,357

Total long-term borrowings	$4,844,337	$3,011,038

For a detailed description of the Parent Company's long-term borrowings, see Note 6 of the Notes to Consolidated Financial Statements of Donaldson, Lufkin & Jenrette, Inc. and subsidiaries.

Scheduled maturities of long-term borrowings are as follows:

	December 31,
	1999	1998
	(In thousands)

1999	$—	$99,888
2000	459,763	189,917
2001	1,013,629	349,455
2002	1,216,591	358,348
2003	374,531	374,397
2004	129,589	—
2005 - 2016	1,650,234	1,639,033

	$4,844,337	$3,011,038

During 1999, the Company reduced its revolving credit facility from $2.8 billion to $2.5 billion, which allows the Parent Company to borrow up to $1.9 billion on an unsecured basis, subject to certain limitations. There were no borrowings outstanding under this agreement at December 31, 1999.

5. Income Taxes

Certain of the Parent Company's subsidiaries record income taxes as if each subsidiary files a separate income tax return. The tax rates used in the computation for such subsidiaries are generally higher than the Company's overall consolidated effective tax rate. The income tax benefit recorded by the Parent Company results from the Company's overall lower consolidated effective tax rate and the ability of the Parent Company to utilize tax attributes related to its subsidiaries and affiliates.

6. Contingent Liabilities

From time to time the Parent Company issues guarantees of the obligations of certain subsidiaries. The amounts of such items in the aggregate are not considered excessive in relation to the normal operating levels of the Company and management does not anticipate, as of December 31, 1999, losses as a result of these guarantees.

7. Earnings Per Share

Earnings per common share for periods after the closing date have been calculated using the two-class method. The two-class method is an earnings allocation formula that determines the earnings per share for each class of common stock, according to participation rights in undistributed earnings.

For DLJ, basic earnings per common share represents earnings applicable to common shares (including its retained interest in DLJdirect) divided by the weighted average actual common shares outstanding, excluding the effect of potentially dilutive securities. Diluted earnings per common share include the dilutive effects of the Restricted Stock Unit Plan and the dilutive effect of options and convertible debt calculated under the treasury stock and "if-converted" method, respectively. In 1999, approximately 1.0 million RSUs vested and were converted into the Company's common stock. This amount is included in the calculation of earnings per common share. All earnings per share have been restated for the stock split.

Selected Combined Financial Information
DLJdirect

	Years Ended December 31,
	1999	1998	1997	1996	1995
	(In thousands, except per share data)

Revenues:
Commissions	$142,805	$78,717	$50,948	$54,166	$40,358
Underwritings	8,987	—	—	—	—
Fees	47,811	25,484	12,109	6,426	5,067
Interest	38,468	13,723	4,160	2,569	1,846

Total revenues	238,071	117,924	67,217	63,161	47,271

Costs and expenses:
Compensation and benefits	60,991	28,260	17,174	11,202	7,362
Brokerage, clearing, exchange and other fees	39,206	28,423	20,909	15,422	11,709
Advertising	62,913	25,146	13,137	9,093	4,183
Occupancy and equipment	9,768	5,045	3,352	1,923	1,437
Communications	11,896	5,564	2,844	1,468	1,025
Technology costs	3,288	4,084	5,082	5,205	5,431
Other operating expenses	31,969	18,934	10,844	5,567	4,507

Total costs and expenses	220,031	115,456	73,342	49,880	35,654

Income (loss) before income tax provision (benefit) and equity in net loss of joint venture	18,040	2,468	(6,125)	13,281	11,617

Income tax provision (benefit)	7,893	1,008	(2,502)	5,425	4,746
Equity in net loss of joint venture	(3,215)	—	—	—	—

Net income (loss)	$6,932	$1,460	$(3,623)	$7,856	$6,871

Earnings (loss) per share(2):
Basic	$0.07	$0.01	$(0.04)	$0.08	$0.07
Diluted	$0.07	$0.01	$(0.04)	$0.08	$0.07

Weighted average notional and outstanding shares:
Basic	102,650	102,650	102,650	102,650	102,650
Diluted	102,660	102,650	102,650	102,650	102,650

Earnings (loss) attributable to:
DLJ Retained Interest	$7,835	$1,460	$(3,623)	$7,856	$6,871
DLJdirect Tracking Stock(1)	$(903)	—	—	—	—

Tracking Stock earnings (loss) per share(2):
Basic	$(0.05)
Diluted	$(0.05)

Tracking Stock weighted average common shares:
Basic	18,400
Diluted	18,400

	As of December 31,
	1999	1998
	(In thousands)

Statement of Financial Condition Data:
Cash and cash equivalents	$237,020	$26,654
Total assets	278,442	29,751
Long-term liabilities	—	—
Total allocated equity	231,792	21,924

	As of and for the Years Ended December 31,
	1999	1998	1997	1996	1995
	(Dollars in thousands)

Other Data:
Total trades	5,667,000	2,875,000	1,535,000	929,000	660,000
Average trades per day	22,700	11,400	6,100	3,700	2,600
Total customer assets	$20,400,000	$8,900,000	$4,600,000	$2,500,000	$1,900,000
Total accounts	766,000	529,000	390,000	280,000	207,000
Total active accounts(3)	333,000	210,000	144,000	113,000	N/A
Total employees	865	374	283	174	139
Total technology employees	215	119	82	34	14
Other Data— Unconsolidated Joint Venture(4):
Total trades	147,000
Average trades per day(5)	1,100
Total customer assets	$1,300,000
Total accounts	29,000
Total active accounts(3)	14,000
Total employees	46
Total technology employees	4

(1) DLJdirect Common Stock tracks the separate performance of DLJ Inc.'s existing online discount brokerage and related investment services business for periods subsequent to May 28, 1999 ("the closing date"), whereby DLJ Inc. issued in an initial public offering, 18.4 million shares of DLJdirect Common Stock ("Tracking Stock"). The shares of Tracking Stock have no voting rights, except in certain limited circumstances. Prior to the offering, DLJ Inc. designated its existing common stock as DLJ Common Stock, which represents the performance of DLJ Inc.'s primary businesses plus a retained interest in DLJdirect. All of DLJ Inc.'s businesses other than those included in DLJdirect, plus DLJ Inc.'s retained interest in DLJdirect are referred to as DLJ. As a result of the offering, DLJ has a retained interest of 82.1% in DLJdirect represented by 84.3 million notional shares. The 18.4 million shares of Tracking Stock reflect the 17.9% owned by the public. Prior to the offering, DLJ had a 100% interest in the earnings of DLJdirect.

(2) Earnings (loss) per share amounts have been calculated by dividing net income (loss) by the weighted average notional and outstanding shares of Tracking Stock. Earnings per share amounts for the years prior to the year ended December 31, 1999 are calculated based on pro forma amounts as if the Tracking Stock was issued for all periods presented. The notional shares represent DLJ's 82.1% retained interest in DLJdirect. Prior to the offering, DLJ had a 100% interest in the earnings of DLJdirect. These pro forma amounts are presented for comparative purposes only.

Tracking Stock earnings per common share amounts have been calculated by dividing earnings applicable to common shares by the weighted average actual common shares outstanding for the period the Tracking Stock was outstanding, May 28, 1999 to December 31, 1999. Tracking Stock earnings per share for periods prior to the closing date are not presented as such amounts are not meaningful.

(3) Active accounts consist of those accounts at the end of the related period with at least one trade in the last twelve months or with a balance at period end.

(4) Represents 100% of the activities of DLJdirect SFG Securities Inc., DLJdirect's unconsolidated joint venture in Japan, which began trading in June 1999.

(5) Average trades per day are based upon actual trade days from commencement of operations.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
DLJdirect

DLJdirect Common Stock tracks the separate performance of DLJ Inc.'s existing online discount brokerage and related investment services business for periods subsequent to May 28, 1999, whereby DLJ Inc. issued in an initial public offering 18.4 million shares of DLJdirect Common Stock ("Tracking Stock"). The shares of Tracking Stock have no voting rights, except in certain limited circumstances. Net proceeds from the offering amounted to $346.6 million of which $233.9 million was attributed to DLJdirect as allocated equity. Prior to the offering, DLJ Inc. designated its existing common stock as DLJ Common Stock, which represents the performance of DLJ Inc.'s primary businesses plus a retained interest in DLJdirect. All of DLJ Inc.'s businesses other than those included in DLJdirect, plus DLJ Inc.'s retained interest in DLJdirect are referred to as DLJ. As a result of the offering, DLJ has a retained interest of 82.1% in DLJdirect represented by 84.3 million notional shares. The 18.4 million shares of Tracking Stock reflects the 17.9% owned by the public and employees. Prior to the offering, DLJ had a 100% interest in the earnings of DLJdirect.

The following analysis of the results of operations and financial condition of DLJdirect should be read in conjunction with the Combined Financial Statements and the related Notes thereto, and with the Consolidated Financial Statements and related Notes of DLJ Inc. included elsewhere herein.

Overview — DLJdirect

The online discount brokerage industry is experiencing substantial competition from established financial services firms as well as new entrants who are trying to quickly establish their presence in the market. As a result of intense competitive pressures, the industry has experienced a significant increase in brand development costs, a lowering of commission pricing and an increase in content development costs. DLJdirect expects to spend significant amounts in the future to develop much greater brand recognition within its targeted market, to stay competitively priced and to develop new state-of-the-art products and services. In particular, DLJdirect expects to spend significant amounts for advertising. Additionally, DLJdirect expects to spend significant amounts in the future in order to expand its international presence.

Recent Developments — DLJdirect

DLJdirect formed a strategic alliance with Scudder Investments, Inc., Scudder Kemper Investments' direct mutual fund business, to provide broker-dealer services to Scudder's customers. DLJdirect will assume responsibility for Scudder Investments' current brokerage clients, which includes accounts with approximately $1.5 billion in assets. Effective February 5, 2000, Scudder's customers will be converted and serviced by DLJdirect under the co-branded name "DLJdirect for Scudder Investments."

In February 2000, DLJdirect formed a joint venture to offer online brokerage services in 14 countries throughout the Middle East and North Africa. The joint venture, DLJdirect-eUnion will offer investors in the region online access to U.S. securities markets. DLJdirect-eUnion intends to expand its coverage to include other international and regional markets in the future..

In addition, DLJdirect recently announced a joint venture with Hutchison Whampoa Ltd. in Hong Kong. The joint venture will offer online brokerage services in Hong Kong, mainland China, Thailand, Singapore, Malaysia, the Philippines, Taiwan and Indonesia as part of DLJdirect's international expansion strategy.

Results of Operations — DLJdirect

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

DLJdirect experienced strong operating results for the year ended December 31, 1999 compared to the year ended December 31, 1998, reflecting primarily an increase in active accounts of 58.6% and customer trading volume of 97.1%. Total revenues increased $120.2 million or 102.0% to $238.1 million for the year ended December 31, 1999 from $117.9 million for the year ended December 31, 1998. Net income increased $5.4 million to $6.9 million for the year ended December 31, 1999 from $1.5 million for the year ended December 31, 1998.

Commissions increased $64.1 million or 81.4% to $142.8 million. Commissions represented 60.0% of total revenues for the year ended December 31, 1999 and 66.8% of total revenues for the year ended December 31, 1998. The increase in commissions was due primarily to significant increases in customer trading volume. Average trades per day increased 99.1% to 22,700 for the year ended December 31, 1999 from 11,400 for the year ended December 31, 1998.

Underwritings revenues earned in connection with public offerings for the year ended December 31, 1999 were $9.0 million compared with a negligible amount for the year ended December 31, 1998. Underwritings represented 3.8% of total revenues for the year ended December 31, 1999.

Fees increased $22.3 million or 87.5% to $47.8 million. Fees represented 20.1% of total revenues for the year ended December 31, 1999 and 21.6% of total revenues for the year ended December 31, 1998. Payments for routing orders increased $5.3 million or 59.6% to $14.2 million. The increase in payments for routing orders was due primarily to significant increases in customer trading volume, offset in part by a decline in the amount of revenue per trade that DLJdirect receives for routing orders. Fees for technology development increased $10.5 million or 78.4% to $23.9 million primarily due to increased demand for Internet-based technology applications. Revenue from money market fund distribution fees increased $2.9 million or 90.6% to $6.1 million. This growth was due to an increase in customer money market fund balances of $610.3 million or 79.6% to $1.4 billion. The remaining fees for the years ended December 31, 1999 and 1998 include subscription and account related fees.

Interest income increased $24.8 million or 181.0% to $38.5 million. Interest represented 16.2% of total revenues for the year ended December 31, 1999 and 11.6% of total revenues for the year ended December 31, 1998. The increase was due primarily to interest earned on the net proceeds allocated to DLJdirect from the issuance of Tracking Stock and to increases in margin debits, free credits and short sale balances. Margin debits increased $790.2 million or 168.2% to $1.26 billion. Free credits increased $317.3 million or 80.0% to $714.1 million and short sale balances increased $65.9 million or 175.7% to $103.4 million.

Compensation and benefits increased $32.7 million or 115.5% to $61.0 million. The increase in compensation and benefits was due primarily to growth in the number of employees from 374 to 865. These additional employees were added primarily in DLJdirect's investor services area to accommodate increased customer activity, in DLJdirect's technology group to develop new products, including MarketSpeedTM, in the UK operations, as well as in executive management.

Brokerage, clearing, exchange and other fees increased $10.8 million or 38.0% to $39.2 million. The increase in brokerage, clearing, exchange and other fees was primarily due to significant increases in customer trading volume, offset in part by lower clearing fees per trade resulting from reduced clearing rates.

Advertising increased $37.8 million or 150.6% to $62.9 million. The increase in advertising was due primarily to the development and implementation of a new branding and advertising campaign.

Occupancy and equipment costs increased $4.8 million or 96.0% to $9.8 million. Occupancy and equipment expense includes rent and operating expenses for facilities, expenditures for repairs and maintenance, and the operating lease expense for furniture, fixtures, leasehold improvements as well as business and computer equipment. The increase in occupancy cost was due to the opening of the Charlotte, North Carolina investor services facilities and to the relocation of DLJdirect's headquarters. The increase in equipment costs was due primarily to additional investment in technology systems infrastructure and equipment expenditures for the increased staff.

Communications costs increased $6.3 million or 112.5% to $11.9 million. Communications expense includes quotation expenses, expenses related to customer toll-free phone calls and regular telephone services. Quotation expenses and expenses related to customer toll-free phone calls both increased due to the increased volume of transactions.

Technology costs decreased $800,000 or 19.5% to $3.3 million. Fees related to systems infrastructure, for systems maintenance and support, increased moderately. However, overall technology costs decreased due to the substantial reduction of network access fees paid to online service providers.

Other operating expenses increased $13.1 million or 69.3% to $32.0 million. Operating expenses are comprised of professional fees, printing and stationery, economic and investment research, allocated corporate overhead and miscellaneous expenses. For the year ended December 31, 1998, other operating expenses also included license fees of $5.2 million paid to DLJ Long Term Investment Corporation for licensing trademarks and similar intellectual property. Commencing January 1, 1999, the license fees are included in brokerage, clearing, exchange and other fees because such license fees are included in amounts paid by DLJdirect to Pershing under its clearing agreement. Professional fees primarily include payments made to technology and marketing consultants and recruiters, and for legal services. Professional fees increased $9.3 million or 216.3% to $13.6 million primarily due to the development of advertising strategies, increased use of technology consultants, the start-up operations in the UK and Japan, the relocation of the home office, and to the continuing expansion in Charlotte, North Carolina. Miscellaneous expenses increased $5.3 million or 155.9% to $8.7 million. Miscellaneous expenses consisted primarily of accruals for bad debt expense, travel and entertainment, information services, customer service related expenses, employee registration fees and expenses for new account credit checks.

Income before income tax provision (benefit) and equity in net loss of joint venture increased $15.5 million to $18.0 million for the year ended December 31, 1999 from $2.5 million for the year ended December 31, 1998. The provision (benefit) for income taxes for the years ended December 31, 1999 and 1998 was $7.9 million, representing a 43.8% effective tax rate, and $1.0 million, representing a 40.9% effective tax rate, respectively.

Income before advertising costs, income tax provision (benefit) and equity in net loss of joint venture amounted to $81.0 million and $27.6 million for the years ended December 31, 1999 and 1998, respectively.

DLJdirect has a 50% interest in a foreign-based joint venture with a Japanese bank. This joint venture began trading in June 1999. For the year ended December 31, 1999, DLJdirect's share of the equity in the net loss of this joint venture was $3.2 million.

As a result of the foregoing factors, net income increased to $6.9 million for the year ended December 31, 1999 from $1.5 million for the year ended December 31, 1998. For the period the Tracking Stock was outstanding (May 28, 1999 to December 31, 1999), net loss applicable to the shareholders of Tracking Stock was $903,000 or $0.05 per share.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

DLJdirect experienced strong operating results in 1998 compared to 1997, reflecting primarily an increase in active accounts of 45.8%. For 1998, total revenues of $117.9 million increased $50.7 million or 75.4%. Net income of $1.5 million increased $5.1 million from a net loss of $3.6 million, primarily resulting from strong revenue growth.

Commissions increased $27.8 million or 54.6% to $78.7 million. Commissions represented 66.8% of total revenues in 1998 and 75.8% of total revenues in 1997. The increase in commissions was due primarily to significant increases in customer trading volume attributable in part to a full year of activity at the reduced $20 commission rate. Average trades per day increased 86.9% to 11,400 in 1998 from 6,100 in 1997.

Fees increased $13.4 million or 110.7% to $25.5 million. Fees represented 21.6% of total revenues in 1998 and 18.0% of total revenues in 1997. Payments for order flow increased $3.4 million or 61.8% to $8.9 million. The increase in payments for order flow was due primarily to significant increases in customer trading volume. Increases in payments for order flow were offset in part by a decline in the amount of revenue per trade that DLJdirect receives for order flow. Fees for technology development increased $8.6 million or 179.2% to $13.4 million. The increase in fees for technology development reflects 1998 being the first full year that such fees were collected. Revenue from money market fund distribution fees increased $1.6 million or 100.0% to $3.2 million. This growth was due to an increase in customer money market fund balances of $345.8 million or 84.7% to $754.3 million. The remaining fees for the years ended December 31, 1998 and 1997 include subscription and account related fees.

Interest income increased $9.5 million or 226.2% to $13.7 million. Interest represented 11.6% of total revenues in 1998 and 6.2% of total revenues in 1997. The increase was due primarily to increases in margin debits, free credits and short sale balances. Margin debits increased $143.1 million or 43.8% to $469.8 million. Free credits increased $201.5 million or 103.2% to $396.8 million and short sale balances increased $19.4 million or 107.2% to $37.5 million.

Compensation and benefits increased $11.1 million or 64.5% to $28.3 million. The increase in compensation and benefits was due primarily to growth in the number of employees from 283 to 374. These additional employees were added in DLJdirect's investor services area to accommodate increased customer activity, as well as in DLJdirect's technology group to develop new products such as MarketSpeedTM.

Brokerage, clearing, exchange and other fees increased $7.5 million or 35.9% to $28.4 million. The increase in brokerage, clearing, exchange and other fees was primarily due to significant increases in customer trading volume, offset in part by lower clearing fees per trade resulting from reduced clearing rates.

Advertising increased $12.0 million or 91.6% to $25.1 million. The increase in advertising was due to increased expenditures on advertising placement and creative development. DLJdirect increased its advertising expenditures to continue developing the DLJdirect brand name, which was launched in September 1997, and to continue acquiring new accounts. Advertising expenditures were targeted at investors through a broad range of media including television, radio, and print as well as significant online service providers and popular Web sites such as America Online, the Microsoft Network and Yahoo!

Occupancy and equipment costs increased $1.6 million or 47.1% to $5.0 million. Occupancy and equipment expense includes rent and operating expenses for facilities, expenditures for repairs and maintenance, and the expense for furniture, fixtures, leasehold improvements, as well as business and computer equipment. The increase in equipment costs was due primarily to additional investment in technology systems infrastructure and equipment expenditures for the increased staff.

Communications costs increased $2.8 million or 100.0% to $5.6 million. Communications expense includes quotation expenses, expenses related to customer toll-free phone calls and regular telephone services. Quotation expenses and expenses related to customer toll-free phone calls both increased due to the volume of transactions.

Technology costs decreased $1.0 million or 19.6% to $4.1 million. Fees related to systems infrastructure, for systems maintenance and support, increased moderately. However, overall technology costs decreased due to the substantial reduction of network access fees paid to online service providers.

Other operating expenses increased $8.1 million or 75.0% to $18.9 million and are comprised primarily of a license fee, professional fees, printing and stationery, economic and investment research, allocated corporate overhead, and miscellaneous expenses. The license fee expense increased $4.0 million or 333.3% to $5.2 million. The license fee is paid to DLJ Long Term Investment Corporation for licensing trademarks and similar intellectual property. License fee payments were initiated in September 1997. Commencing January 1, 1999, amounts paid by DLJdirect to Pershing include the license fee for the use of certain of DLJ Long Term Investment Corporation's trademarks that are licensed to DLJdirect in the United States and in certain other jurisdictions. Professional fees primarily include payments made to technology and marketing consultants, and employee recruiting expenses. Professional fees increased $883,000 or 25.8% to $4.3 million due to increased advertising and headcount. Printing and stationery decreased $158,000 or 7.7% to $1.9 million. In 1997 printing and stationery expenses were increased in conjunction with the renaming of the service from PC Financial Network to DLJdirect, which necessitated the redesign and reprinting of all marketing materials and customer correspondence stock. Economic and investment research increased $1.0 million or 333.3% to $1.3 million reflecting the fact that DLJdirect first began paying for this research in the fourth quarter of 1997. Allocated corporate overhead increased $841,000 or 45.2% to $2.7 million due primarily to expenses related to the increased headcount. Miscellaneous expenses increased $1.4 million or 70.0% to $3.4 million. Miscellaneous expenses consisted primarily of accruals for bad debt expense, employee registration fees and expenses for new account credit checks.

Income before income tax provision (benefit) and equity in net loss of joint venture increased $8.6 million to income of $2.5 million in 1998 from a loss of $6.1 million in 1997. The provision (benefit) for income taxes for the years ended December 31, 1998 and 1997 was $1.0 million and $(2.5) million, respectively, which represented a 40.9% effective tax rate for each period.

Income before advertising costs, income tax provision (benefit) and equity in net loss of joint venture amounted to $27.6 million and $7.0 million for the years ended December 31, 1998 and 1997, respectively.

As a result of the foregoing factors, net income increased to $1.5 million in 1998 from a net loss of $3.6 million in 1997.

Liquidity and Capital Resources — DLJdirect

The principal sources of liquidity for DLJdirect's operations are allocated capital and leases of fixed assets through an affiliate. DLJdirect was allocated net proceeds of $233.9 million as a result of the initial public offering by DLJ Inc. of 18.4 million shares of Tracking Stock. The value of equipment acquired through leases of fixed assets through an affiliate totaled $44.2 million for the year ended December 31, 1999 and $5.0 million for the year ended December 31, 1998. These fixed assets were comprised primarily of computers and related systems, furniture and leasehold improvements. DLJdirect generally leases its fixed assets and therefore does not incur significant capital expenditures.

Although DLJdirect maintains substantial money market accounts, bank accounts and investment accounts consistent with regulatory requirements, DLJdirect continues to be substantially dependent on DLJ Inc. for almost all of its daily financial, administrative and operational services and related support functions including cash management, the receipt of payments from third parties and the distribution of payments to third parties. DLJdirect continues to invest its excess cash. At December 31, 1999, DLJdirect had approximately $244.9 million invested in money market accounts and short-term investments. DLJ Inc. intends to fund DLJdirect's liquidity needs in the ordinary course of business. However, significant expenditures will be funded on a case by case basis as determined by the Board of Directors of DLJ Inc. The Board of Directors of DLJ Inc. will determine, in its sole discretion, whether to provide any particular funds to either DLJ Inc. or DLJdirect and will not be obligated to do so. In this connection, intercompany receivables/payables are settled periodically through cash transfers to and from DLJdirect's accounts. There are no specific criteria to determine when DLJ Inc. will account for a cash transfer as a long-term loan, a capital contribution or a return of capital rather than an inter-group revolving credit advance. The Board of Directors of DLJ Inc. will make such a determination in the exercise of its business judgment at the time of such transfer, or the first of such type of transfer, based upon all relevant circumstances.

Applicable law and regulations require minimum levels of capital to be maintained by DLJdirect, Inc., the broker-dealer subsidiary of DLJdirect Holdings Inc. Consequently, the cash balances of DLJdirect, Inc. may not be available as a source of liquidity to support other aspects of the business of DLJdirect. The SEC's Net Capital Rules are the primary regulatory restrictions. DLJdirect continually reviews the capital in its broker-dealer subsidiary to ensure that it meets these regulatory requirements and can appropriately support the anticipated capital needs of the business. DLJdirect's right to participate in the assets of any subsidiary is also subject to prior claims of the subsidiary's customers and other creditors.

Cash provided by (used in) operating activities totaled $28.8 million, $2.0 million and $(599,000) for the years ended December 31, 1999, 1998 and 1997, respectively. The increases were primarily due to increases in transaction volume related to growth in the online brokerage operations. In the year ended December 31, 1999, there were increased assets including receivables from brokers, dealers and others of $17.1 million. These increases were offset by increases in payables to parent and affiliates, net of $9.4 million and accounts payable and accrued expenses of $31.5 million. In the year ended December 31, 1998, receivables from brokers, dealers and others increased $1.2 million. This increase in assets was offset by increases in operating liabilities including payables to parent and affiliates, net of $2.2 million. In the year ended December 31, 1997, there were increased assets including receivables from brokers, dealers and others of $1.9 million. These increases were offset by increases of payables to parent and affiliates, net of $2.0 million and accounts payable and accrued expenses of $2.6 million.

Cash provided by (used in) investing activities totaled $(20.3) million, $1.2 million and $(107,000) for the years ended December 31, 1999, 1998 and 1997, respectively. For the year ended December 31, 1999, DLJdirect invested $7.8 million in short-term investments and $12.4 million in exchange for a 50% interest in a joint venture with a Japanese bank. Net proceeds from the sale of office facilities amounted to $1.2 million for the year ended December 31, 1998. In 1997, net cash used in investing activities consisted primarily of purchases of office facilities.

For the years ended December 31, 1999, 1998 and 1997, net cash provided by financing activities totaled $201.8 million, $14.5 million and $9.6 million, respectively. In the years ended December 31, 1999, 1998 and 1997, respectively, $1.0 million, $14.5 million and $10.5 million was provided by capital contributions from DLJ Inc. DLJdirect received net proceeds of $233.9 million from DLJ Inc.'s issuance of Tracking Stock. Prior to the offering, DLJdirect paid $33.1 million as a dividend to an affiliate. The net proceeds, together with its current cash, cash equivalents and cash generated from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through at least the end of 2000.

Quantitative and Qualitative Disclosures About Market Risk — DLJdirect

DLJdirect's primary financial instruments are cash and cash equivalents. This includes cash in banks and highly rated liquid money market investments. DLJdirect believes that such instruments are not subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices.

[LETTERHEAD OF KPMG ]

Independent Auditors' Report

The Board of Directors and Stockholders
Donaldson, Lufkin & Jenrette, Inc.

We have audited the accompanying combined statements of financial condition of DLJdirect (a combination of certain assets and liabilities of Donaldson, Lufkin & Jenrette, Inc., as described in note 1) as of December 31, 1999 and 1998, and the related combined statements of operations, changes in allocated equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These combined financial statements are the responsibility of Donaldson, Lufkin & Jenrette, Inc.'s management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes, examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We have audited the consolidated financial statements of Donaldson, Lufkin & Jenrette, Inc. and subsidiaries as of December 31, 1999 and 1998, and for each of the years in the three-year period ended December 31, 1999 and have issued our report dated January 31, 2000. The combined financial statements of DLJdirect should be read in conjunction with the consolidated financial statements of Donaldson, Lufkin & Jenrette, Inc. and subsidiaries.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of DLJdirect as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

January 31, 2000

DLJdirect
(a combination of certain assets and liabilities as described in note 1)
Combined Statements of Financial Condition

	December 31,
	1999	1998
	(In thousands)

Assets
Cash and cash equivalents	$237,020	$26,654
Short-term investments	7,848	—
Deposit with affiliated clearing broker	329	250
Receivables from brokers, dealers and others, net	19,015	1,887
Financial instruments owned, at market value	1,010	42
Office facilities, at cost (net of accumulated depreciation
and amortization of $470 and $284, respectively)	92	278
Investment in joint venture	11,009	—
Prepaid expenses and other assets	2,119	640

Total Assets	$278,442	$29,751

Liabilities and Allocated Equity
Liabilities:
Payables to parent and affiliates, net	$12,550	$5,211
Financial instruments sold not yet purchased, at market value	26	24
Accounts payable and accrued expenses	34,074	2,592

Total liabilities	46,650	7,827

Commitments and contingencies

Allocated equity	230,662	21,924
Accumulated other comprehensive income	1,130	—

Total allocated equity	231,792	21,924

Total Liabilities and Allocated Equity	$278,442	$29,751

See accompanying notes to combined financial statements.

DLJdirect
(a combination of certain assets and liabilities as described in note 1)
Combined Statements of Operations

	Years Ended December 31,
	1999	1998	1997
	(In thousands, except per share data)

Revenues:
Commissions	$142,805	$78,717	$50,948
Underwritings	8,987	—	—
Fees	47,811	25,484	12,109
Interest	38,468	13,723	4,160

Total revenues	238,071	117,924	67,217

Costs and expenses:
Compensation and benefits	60,991	28,260	17,174
Brokerage, clearing, exchange and other fees	39,206	28,423	20,909
Advertising	62,913	25,146	13,137
Occupancy and equipment	9,768	5,045	3,352
Communications	11,896	5,564	2,844
Technology costs	3,288	4,084	5,082
Other operating expenses	31,969	18,934	10,844

Total costs and expenses	220,031	115,456	73,342

Income (loss) before income tax provision (benefit) and equity in net loss of joint venture	18,040	2,468	(6,125)

Income tax provision (benefit)	7,893	1,008	(2,502)
Equity in net loss of joint venture	(3,215)	—	—

Net income (loss)	$6,932	$1,460	$(3,623)

Earnings (loss) per share:
Basic	$0.07	$0.01	$(0.04)
Diluted	$0.07	$0.01	$(0.04)

Weighted average notional and outstanding shares:
Basic	102,650	102,650	102,650
Diluted	102,660	102,650	102,650

Earnings (loss) attributable to:
DLJ Retained Interest	$7,835	$1,460	$(3,623)
DLJdirect Tracking Stock	$(903)	—	—

Tracking Stock earnings (loss) per share:
Basic	$(0.05)
Diluted	$(0.05)

Tracking Stock weighted average common shares:
Basic	18,400
Diluted	18,400

See accompanying notes to combined financial statements.

DLJdirect
(a combination of certain assets and liabilities as described in note 1)
Combined Statements of Changes In Allocated Equity

	For the Years Ended December 31, 1999, 1998 and 1997
	Divisional Equity	Allocated Equity	Accumulated Other Comprehensive Income	Total Allocated Equity
	(In thousands)

Balances at December 31, 1996	$—	$—	$—	$—
Divisional net income from
January 1, 1997 to May 31, 1997	915	—	—	915
Net (loss) from June 1, 1997 to
December 31, 1997	—	(4,538)	—	(4,538)
Capital contributions from DLJ Inc.	—	10,502	—	10,502
Return of divisional equity to DLJ Inc.	(915)	—	—	(915)

Balances at December 31, 1997	—	5,964	—	5,964
Net income	—	1,460	—	1,460
Capital contributions from DLJ Inc.	—	14,500	—	14,500

Balances at December 31, 1998	—	21,924	—	21,924
Net income	—	6,932	—	6,932
Translation adjustment — net of taxes	—	—	1,130	1,130
Total comprehensive income	—	—	—	8,062
Capital contribution from DLJ Inc.	—	1,000	—	1,000
Allocated equity from issuance of
Tracking Stock	—	233,945	—	233,945
Dividend paid to DLJ Inc.	—	(33,139)	—	(33,139)

Balances at December 31, 1999	$—	$230,662	$1,130	$231,792

See accompanying notes to combined financial statements.

DLJdirect
 (a combination of certain assets and liabilities as described in note 1)
Combined Statements of Cash Flows

	For the Years Ended December 31,
	1999	1998	1997
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$6,932	$1,460	$(3,623)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	186	299	652
Deferred taxes	(2,721)	(275)	160
Equity in net loss of joint venture	3,215	—	—
(Increase) decrease in operating assets:
Deposit with affiliated clearing broker	(79)	—	(250)
Receivables from brokers, dealers and other, net	(17,128)	(1,162)	(1,923)
Financial instruments owned, at market value	(968)	—	—
Prepaid expenses and other assets	(1,479)	(475)	(207)
Increase (decrease) in operating liabilities:
Payables to parent and affiliates, net	9,397	2,220	1,951
Financial instruments sold, not yet purchased, at market value	2	—	—
Accounts payable and accrued expenses	31,482	(25)	2,641

Net cash provided by (used in) operating activities	28,839	2,042	(599)

Cash flows from investing activities:
Net proceeds from (payments for):
Purchase of office facilities	—	—	(107)
Sale of office facilities	—	1,231	—
Investment in joint venture	(12,431)	—	—
Short-term investments	(7,848)	—	—

Net cash provided by (used in) investing activities	(20,279)	1,231	(107)

Cash flows from financing activities:
Net proceeds from (payments for):
Capital contributions from DLJ Inc.	1,000	14,500	10,502
Allocated equity from issuance of Tracking Stock	233,945	—	—
Dividend paid to DLJ Inc.	(33,139)	—	—
Return of divisional equity to DLJ Inc.	—	—	(915)

Net cash provided by financing activities	201,806	14,500	9,587

Increase in cash and cash equivalents	210,366	17,773	8,881

Cash and cash equivalents at beginning of period	26,654	8,881	—

Cash and cash equivalents at end of period	$237,020	$26,654	$8,881

See accompanying notes to combined financial statements.

DLJdirect
(a combination of certain assets and liabilities as described in note 1)
Notes to Combined Financial Statements

December 31, 1999

1. Basis of Presentation

DLJdirect Common Stock tracks the separate performance of Donaldson, Lufkin & Jenrette, Inc.'s ("DLJ Inc.") existing online discount brokerage and related investment services business for periods subsequent to May 28, 1999 ("the closing date"), whereby DLJ Inc. issued in an initial public offering 18.4 million shares of DLJdirect Common Stock ("Tracking Stock"). The shares of Tracking Stock have no voting rights, except in certain limited circumstances. Prior to the offering, DLJ Inc. designated its existing common stock as DLJ Common Stock, which represents the performance of DLJ Inc.'s primary businesses plus a retained interest in DLJdirect. All of DLJ Inc.'s businesses other than those included in DLJdirect, plus DLJ Inc.'s retained interest in DLJdirect are referred to as DLJ. As a result of the offering, DLJ has a retained interest of 82.1% in DLJdirect represented by 84.3 million notional shares. The 18.4 million shares of Tracking Stock reflect the 17.9% owned by the public. Prior to the offering, DLJ had a 100% interest in the earnings of DLJdirect.

The Tracking Stock initially consisted principally of the assets, liabilities, revenues and expenses of DLJ Inc.'s ultimate 100% equity interest in DLJdirect Holdings Inc. (subsequent to June 1, 1997) and DLJ Inc.'s online discount brokerage division (prior to June 2, 1997). DLJdirect may also include such other related assets and liabilities of DLJ Inc. as the Board of Directors of DLJ Inc. may deem appropriate in the future.

Even though DLJ Inc. has allocated certain assets, liabilities, revenues, expenses and cash flows to DLJdirect, that allocation will not change the legal title to any assets or responsibility for any liabilities and will not affect the rights of creditors. Holders of Tracking Stock are common stockholders of DLJ Inc. and are subject to all the risks associated with an investment in DLJ Inc. and all of its businesses, assets and liabilities. Material financial events, which may occur at DLJ Inc., may affect DLJdirect's results of operations or financial position. Accordingly, financial information for DLJdirect should be read in conjunction with financial information of DLJ Inc. included herein. DLJ Inc. has the right to issue DLJ Common Stock in exchange for outstanding Tracking Stock at a premium at any time. The premium was 25% for exchanges occurring in the first 90 days after issuance and will decline ratably each quarter thereafter over a period of three years to 15%. However, the premium will be 10% in the event that certain legislative or administrative proposals are enacted. Notwithstanding the foregoing, DLJ Inc. has the right, at any time, to exchange stock of a subsidiary of DLJ Inc. for Tracking Stock if all of the assets and liabilities of DLJdirect are transferred to the subsidiary.

2. Summary of Significant Accounting Policies

To prepare combined financial statements in conformity with generally accepted accounting principles, management must estimate certain amounts that affect the reported assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates. Certain reclassifications have been made to prior year financial statements to conform to the 1999 presentation.

Substantially all of DLJdirect's financial assets and liabilities, including short-term investments, are carried at market or fair value or are carried at amounts, which approximate fair value because of their short-term nature. Fair value is estimated at a specific point in time, based on relevant market information.

Cash equivalents include all demand deposits held in banks and certain highly liquid investments with maturities of 90 days or less.

Securities transactions are recorded on a settlement date basis and, if significant, adjustments are made to a trade date basis. Commission revenue and brokerage, clearing, exchange and other fees are reported on a trade date basis.

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

Assets and liabilities of foreign joint ventures denominated in foreign currencies are translated at exchange rates prevailing at the date of the combined statements of financial condition. Revenues and expenses are translated at average exchange rates during the period. Gains and losses from translating foreign currency financial statements into U.S. dollars (net of taxes) are included as a separate component of allocated equity.

DLJ Inc. allocates certain general administrative and facilities expenses to DLJdirect using a proportional cost methodology based on the relative number of employees and square foot usage of DLJdirect or on actual costs incurred.

DLJdirect accounts for stock-based compensation related to stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, does not recognize any compensation cost associated with such plans in the combined financial statements. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," DLJdirect provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method had been applied.

Basic and diluted earnings per common share amounts are calculated by dividing earnings applicable to common shares by the weighted average common shares outstanding. Basic earnings per share excludes the dilutive effects of stock options. Diluted earnings per share reflects all potentially dilutive securities.

Pursuant to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," DLJdirect operates in one reportable segment as a provider of online discount brokerage services. DLJdirect's involvement in foreign operations is not significant.

3. Investment in Foreign Joint Venture

In March 1999, DLJdirect entered into a 10-year joint venture agreement with Sumitomo Bank in Japan. Pursuant to the agreement, DLJdirect SFG Securities Inc. was formed. Operations commenced on April 1, 1999 and the corporation's Internet site was launched on June 11, 1999. DLJdirect accounts for this investment on the equity method.

Summarized financial information for DLJdirect SFG Securities Inc. as of December 31, 1999 is as follows:

(In thousands)

Total assets	$318,874

Total liabilities	$304,064

Loss before income tax benefit	$(9,849)

Net loss	$(6,430)

4. Related Party Transactions

DLJdirect transacts business with a group of companies affiliated through common majority ownership with DLJ Inc. ("affiliates"), and has various transactions and relationships with members of the group. Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

Pursuant to clearing agreements between DLJdirect and affiliates all securities transactions of DLJdirect are cleared on a fully disclosed basis through an affiliate which amounts are included in brokerage, clearing, exchange and other fees in the accompanying combined statements of operations. In connection with such transactions, DLJdirect had $329,000 and $250,000 on deposit with DLJ Inc. at December 31, 1999 and 1998, respectively.

The following summarizes the income/expense components generated from transactions with affiliates for the years ended December 31, 1999, 1998 and 1997.

	December 31,
	1999	1998	1997
	(In millions)

Fee Income	$38.1	$22.3	$10.3
Interest Income	30.7	12.6	3.8
Brokerage, clearing, exchange and other fees	39.2	28.4	20.9

Fee income includes amounts received from affiliates for order flow and technology development. Interest income includes amounts received by DLJdirect from affiliates for interest earned on DLJdirect's customers' balances.

For the years ended December 31, 1998 and 1997, other operating expenses included $5.2 million and $1.2 million, respectively, for a license agreement with an affiliate. The affiliate has licensed certain trademarks, service marks, trade names and other proprietary rights to various words, slogans, symbols and logos to DLJdirect for use in its provision of financial services and sale or other distribution of related financial goods. In March 1999, DLJdirect entered into a new license agreement and an amended clearing agreement. The amounts paid by DLJdirect under the clearing agreement include payments in respect of the license fee for the use of DLJ Inc.'s trademarks. If such agreements were entered into in prior years under these conditions, management believes that there would have been no material effect upon the total costs and expenses of DLJdirect.

Employees of DLJdirect participate in DLJ Inc.'s defined contribution employee benefit plans. Certain key employees of DLJdirect participate in stock options, long-term incentive compensation and restricted stock unit employee benefit plans and various deferred compensation arrangements, as well as other non-qualified plans which are funded by insurance contracts. Expenses associated with these compensation arrangements are reflected in DLJdirect's combined statements of operations.

5. Income Taxes

DLJdirect is part of a group that files consolidated Federal income tax returns. DLJdirect records the settlement of all current and deferred income taxes in the intercompany account with DLJ Inc. under a tax sharing arrangement. Taxes are provided as if DLJdirect filed a separate return. Income tax provision (benefit) included in the combined statements of operations is as follows:

	December 31,
	1999	1998	1997
	(In thousands)

Current:
U.S. Federal	$7,083	$1,022	$(2,088)
State and local	2,868	261	(574)

Total current	9,951	1,283	(2,662)

Deferred:
U.S. Federal	(1,602)	(236)	137
State and local	(456)	(39)	23

Total deferred	(2,058)	(275)	160

Total income tax provision (benefit)	$7,893	$1,008	$(2,502)

The following summarizes the difference between the "expected" tax provision, which is computed by applying the statutory tax rate to income before income tax provision (benefit), and the effective income tax provision, which is computed by using the effective tax rate.

	1999		1998		1997
	Amount (In thousands)	Percent of Pre-tax Income	Amount (In thousands)	Percent of Pre-tax Income	Amount (In thousands)	Percent of Pre-tax Income

Computed "expected" tax provision (benefit)	$6,314	35.0%	$864	35.0%	$(2,144)	35.0%
State and local taxes, net of related
Federal income tax benefit	1,568	8.7	144	5.9	(358)	5.9
Non-taxable expense items	11	0.1	—	—	—	—

Income tax provision (benefit)	$7,893	43.8%	$1,008	40.9%	$(2,502)	40.9%

Deferred tax assets and deferred tax liabilities are generated by the following temporary differences:

	1999	1998
	(In thousands)

Net deferred tax assets:
Deferred compensation and other	$2,837	$779

Management has determined that taxable income from carryback years and anticipated future taxable income are sufficient to offset the tax benefit of deductible temporary differences. As a result, at year-end 1999 and 1998, valuation allowances have not been recorded against the net deferred tax assets. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax assets will be realized. However, if estimates of future taxable income during the carryforward period are reduced, the amount of the net deferred tax assets considered realizable could also be reduced.

6. Net Capital

DLJdirect includes DLJdirect, Inc., a registered broker-dealer and a member of the National Association of Securities Dealers Inc. ("NASD"). DLJdirect, Inc. is subject to the minimum net capital requirements of the Securities and Exchange Commission and the NASD. As such, it is subject to the NASD's net capital rule, which conforms to the Uniform Net Capital Rule pursuant to rule 15c3-1 of the Securities Exchange Act of 1934. As a broker-dealer who does not carry customer accounts, under the alternative method permitted by this rule, the required net capital, as defined, shall not be less than $250,000. At December 31, 1999, DLJdirect, Inc.'s net capital of $24.2 million was in excess of the minimum requirement by $24.0 million.

DLJdirect's London-based broker-dealer affiliate, DLJdirect Ltd., is subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. At December 31, 1999, DLJdirect complied with all applicable regulatory capital adequacy requirements.

7. Concentrations of Credit Risk

In the normal course of business, DLJdirect executes securities transactions on behalf of customers through its affiliated clearing broker. In connection with these activities, a customer's unsettled trades may expose DLJdirect to off-balance-sheet credit risk in the event the customer is unable to fulfill its contractual obligations. DLJdirect seeks to control the risk associated with its customer activities by making credit inquiries when establishing customer relationships and by monitoring customer trading activity.

Credit risk is the amount of accounting loss DLJdirect would incur if a customer failed to perform its obligations under contractual terms. Substantially all of the clearing and depository operations for DLJdirect are performed by its affiliated clearing broker pursuant to a clearance agreement. The affiliated clearing broker reviews as considered necessary, the creditworthiness of the customers with which DLJdirect conducts business. DLJdirect's exposure to credit risk associated with the nonperformance by customers in fulfilling their contractual obligations pursuant to securities transactions can be directly affected by volatile securities markets, credit markets and regulatory changes.

8. Earnings Per Share

Earnings (loss) per share amounts have been calculated by dividing net income (loss) by the weighted average notional and outstanding shares of Tracking Stock. Earnings per share amounts for the years ended December 31, 1999, 1998, and 1997 are calculated based on pro forma amounts as if the issuance of Tracking Stock occurred at the beginning of 1997. The notional shares represent DLJ's 82.1% retained interest in DLJdirect. Prior to the offering, DLJ had a 100% interest in the earnings of DLJdirect. These pro forma amounts are presented for comparative purposes only.

Tracking Stock earnings per common share amounts have been calculated by dividing earnings applicable to common shares by the weighted average actual common shares outstanding for the period the Tracking Stock was outstanding, May 28, 1999 to December 31, 1999. Tracking Stock earnings per share for periods prior to the closing date are not presented as such amounts are not meaningful.

The numerators and denominators of the basic and diluted earnings per common share computations include the following items:

	Year Ended December 31, 1999 (Pro forma)		Tracking Stock Period May 28 to December 31, 1999
	Income	Shares	(Loss)	Shares
	(In thousands)		(In thousands)

Basic EPS:
Earnings (loss) applicable to common shares	$6,932	102,650	$(903)	18,400

Effect of dilutive securities:
Stock options	$—	10	$—	— *

Diluted EPS	$6,932	102,660	$(903)	18,400

*Exercisable stock options are excluded from the computation of diluted earnings per share since the effect of including them was antidilutive.

9. Employee Compensation and Benefit Plans

1999 Incentive Compensation Plan — DLJdirect Common Stock

Awards under the 1999 Incentive Compensation Plan (the "Plan") are determined by the Compensation and Management Committee of the Board of Directors of DLJ Inc. Under the Plan, stock options on DLJdirect stock are granted at a price equal to the fair value of the stock at the date of grant. The options are exercisable for up to 10 years from the date of grant and vest in four equal annual installments starting one year from the date of grant. Under the Plan, 10,000,000 shares are issuable.

The following summarizes the stock option activity:

	Options	Weighted Average Exercise Price

Outstanding at December 31, 1998	—	$—

Granted	6,300,050	$19.76
Forfeited	(67,000)	$20.00
Exercised	—	—

Outstanding at December 31, 1999	6,233,050	$19.76

The following summarizes information related to stock options outstanding at December 31, 1999:

Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)

$13.56 — $14.13	256,250	$14.10	9.8
$14.14 — $20.00	5,976,800	$20.00	9.4

Total	6,233,050	$19.76	9.4

At December 31, 1999, there were no options exercisable.

DLJdirect accounts for its stock option plans in accordance with APB Opinion No. 25 and, accordingly, does not recognize any compensation cost associated with such plans in the combined financial statements. If DLJdirect had calculated compensation cost under SFAS No. 123 (based on the fair value of options at the grant date), DLJdirect would have reported the following net loss and loss per common share for the period the Tracking Stock was outstanding:

		1999

Net loss (in thousands)	As reported	$(903)
	Pro forma	$(6,345)

Basic loss per common share	As reported	$(0.05)
	Pro forma	$(0.34)

Diluted loss per common share	As reported	$(0.05)
	Pro forma	$(0.34)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. For options granted during 1999 DLJdirect used the following weighted average assumptions: expected volatility of 45%, risk-free interest rates of 5.69% and an expected life of five years for all grants. The weighted average fair value per share of options granted during 1999 was $9.30.

10. Leases, Commitments

DLJdirect primarily obtains its office space and equipment under cancelable and non-cancelable operating lease agreements through an affiliate. Such operating leases expire on various dates through 2019. Expenses related to leased premises, equipment and technology for the years ended December 31, 1999, 1998 and 1997 was $4.9 million, $3.0 million and $1.7 million, respectively.

At December 31, 1999, non-cancelable operating leases in excess of one year, excluding escalation and renewal options, had the following minimum lease commitments:

Period	(In thousands)

2000	$17,502
2001	19,211
2002	17,504
2003	15,088
2004	13,390
2005-2019	46,890

Total	$129,585

11. Legal Proceedings

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

12. Quarterly Data (Unaudited)

	Total Revenues	Income (Loss) Before Income Tax Provision And Equity In Net Loss Of Joint Venture	Net Income (Loss)	Basic Earnings (Loss) Per Common Share*	Diluted Earnings (Loss) Per Common Share*
	(In thousands)

1999:
First quarter	$47,202	$11,261	$7,173	$0.07	$0.07
Second quarter	59,674	11,241	5,076	0.05	0.05
Third quarter	54,881	(3,728)	(3,330)	(0.03)	(0.03)
Fourth quarter	76,314	(734)	(1,987)	(0.02)	(0.02)

Total year	$238,071	$18,040	$6,932	$0.07	$0.07

1998:
First quarter	$24,057	$(3,816)	$(2,257)	$(0.02)	$(0.02)
Second quarter	28,278	1,954	1,156	0.01	0.01
Third quarter	30,182	1,314	776	0.01	0.01
Fourth quarter	35,407	3,016	1,785	0.02	0.02

Total year	$117,924	$2,468	$1,460	$0.01	$0.01

For the periods prior to the quarter ended September 30, 1999, earnings per share amounts are pro forma as if the issuance of DLJdirect Tracking Stock occurred at the beginning of 1998.

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

Edward J. Resch was appointed Chief Accounting Officer in 1999. Mr. Resch joined the Company in 1995 as Director of Internal Audit. Prior to 1999, Mr. Resch was Chief Financial Officer of the Company's Capital Markets Group.

Gates H. Hawn was appointed Chairman of the Financial Services Group in 1999. Mr. Hawn joined the Company in 1981 and has been responsible for the Pershing Division of the Company since 1983.

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

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 30th day of March 2000.
Donaldson, Lufkin & Jenrette, Inc. (Registrant)
By: /s/ Joe L. Roby

Joe L. Roby President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has to be signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March 2000.

Name	Title
/s/ John S. Chalsty John S. Chalsty	Chairman of the Board; Director
/s/ Joe L. Roby Joe L. Roby	President and Chief Executive Officer; Director
/s/ Anthony F. Daddino Anthony F. Daddino	Executive Vice President and Chief Financial Officer; Director
/s/ Hamilton E. James Hamilton E. James	Managing Director; Director
/s/ David F. DeLucia David F. DeLucia	Managing Director; Director
/s/ Stuart M. Robbins Stuart M. Robbins	Managing Director; Director
/s/ Gates H. Hawn Gates H. Hawn	Chairman, Financial Services Group
/s/ Edward J. Resch Edward J. Resch	Senior Vice President and Chief Accounting Officer
/s/ Michael A. Boyd Michael A. Boyd	Senior Vice President and General Counsel
/s/ Henri de Castries Henri de Castries	Director
/s/ Denis Duverne Denis Duverne	Director
/s/ Louis Harris Louis Harris	Director
/s/ Henri G. Hottinguer Henri G. Hottinguer	Director
/s/ W. Edwin Jarmain W. Edwin Jarmain	Director
/s/ Francis Jungers Francis Jungers	Director
/s/ Edward Miller Edward Miller	Director
/s/ W. J. Sanders III W.J. Sanders III	Director
/s/ Stanley Tulin Stanley Tulin	Director
/s/ John C. West John C. West	Director
/s/ Michael Hegarty Michael Hegarty	Director
/s/ Jane Mack Gould Jane Mack Gould	Director

Donaldson, Lufkin & Jenrette, Inc.
Form 10-K
Index to Financial Statements and Financial Statement Schedule for the Year Eended December 31, 1999

Table of Contents
Part IV	Exhibits, Financial Statement Schedules and Reports on Form 8-K
ITEM 14	Financial Statements — DLJ Inc.
(a)(1)	Independent Auditors' Report
Consolidated Statements of Financial Condition at December 31, 1999 and 1998
Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997
Consolidated Statements of Cash Flows for years ended December 31, 1999, 1998 and 1997
Notes to Consolidated Financial Statements
Financial Statements — DLJdirect
Independent Auditors' Report
Combined Statements of Financial Condition at December 31, 1999 and 1998
Combined Statements of Operations for the years ended December 31, 1999, 1998 and 1997
Combined Statements of Changes in Allocated Equity for the years ended December 31, 1999, 1998 and 1997
Combined Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997
Notes to Combined Financial Statements
ITEM 14	Financial Statement Schedule
(a)(2)	Schedule I Condensed Financial Information of Registrant
ITEM 14
(a)(3)	Exhibits
Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Registrant
3.2	By-laws of the Registrant
4.1	Registration Rights and Indemnification Agreement
4.2	Specimen Stock Certificate of the Registrant
4.7	Certificate of Designation of the Registrant's Fixed/Adjustable Rate Cumulative Preferred Stock, Series A
4.8	Certificate of Designation of 3,500,000 shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series B
10.6	Donaldson, Lufkin & Jenrette, Inc. 1995 Restricted Stock Unit Plan
10.7	Donaldson, Lufkin & Jenrette, Inc. 1995 Stock Option Plan
10.8	Donaldson, Lufkin & Jenrette, Inc. 1996 Stock Option Plan
10.10	Deferred Compensation Agreement, dated December 30, 1983, between Michael A. Boyd and the Registrant
10.11	Deferred Compensation Agreement, dated December 30, 1983, between John S. Chalsty and the Registrant
10.12	Deferred Compensation Agreement, dated December 30, 1983, between Anthony F. Daddino and the Registrant
10.17	Deferred Compensation Agreement, dated December 30, 1983, between Joe L. Roby and the Registrant
10.19	Letter agreement between the Registrant and ACMC, Inc., dated as of August 25, 1995, regarding certain state and local tax sharing arrangements
10.20	Insurance Agreement, dated August 27, 1992, by and between the Registrant and Thomas E. Siegler, as Trustee and Owner of the 1992 Chalsty Insurance Trust, dated August 25, 1995
10.21	Amendment, dated August 28, 1992, to the Insurance Agreement, dated August 27, 1992, by and between the Registrant and Michael Cappiccille, as Trustee and Owner
10.22	Federal tax sharing agreement
10.23	Agreement of lease between 99 Bishopsgate Limited, Landlord, and DLJ International Limited, Tenant and the Registrant, Tenant's Guarantor, 99 Bishopsgate London, EC2, dated as of October 24, 1996.
10.24	Agreement of sublease between SBC Warburg, Inc. and the Registrant's tenant, 277 Park Avenue, New York, New York, dated June 13, 1997.
10.30	Agreement of Lease between Stanley Stahl D/B/A Stahl Park Avenue Co., Landlord, and the Registrant, Tenant, 277 Park Avenue, New York, New York, dated as of October 26, 1994
10.31	First Amendment of Lease by and between Stanley Stahl D/B/A Stahl Park Avenue Co. and the Registrant, dated as of March 30, 1995
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

10.37	Agreement of lease between Broadpine Realty Holding Company, Inc. and the Registrant, Tenant, 120 Broadway, New York, New York, dated as of November 10, 1995
10.38	Donaldson, Lufkin & Jenrette, Inc. 1996 Incentive Compensation Plan
10.80	Insurance Agreement dated October 31, 1995, by and between the Registrant and Winthrop Trust Company, as Trustee and Owner of the Anthony F. Daddino Insurance Trust, dated August 25, 1995
10.84	Insurance Agreement dated January 4, 1996 by and between the Registrant and Dan Curtis Roby as Trustee and Owner of the Roby 1995 Insurance Trust dated November 27, 1995.
10.85	Second Amendment of Lease by and between Stanley Stahl D/B/A Stahl Park Avenue Co. and the Registrant, dated August 24, 1995.
10.86	Third Amendment of Lease by and between Stanley Stahl D/B/A Stahl Park Avenue Co. and the Registrant dated October 6, 1995.
10.87	Fourth Amendment of Lease by and between Stanley Stahl D/B/A Stahl Park Avenue Co. and the Registrant dated April 29, 1996.
10.88	1996 Non-Employee Directors Stock Plan.
10.91	Purchase and Sale Agreement, dated July 16, 1998 among the Company, AXA Financial Inc. and AXA Holdings (Belgium).
10.92

First Amended and Restated Credit Agreement, dated May 29, 1998 among the Company, a syndicate of banks, Chase Securities, Inc. the Chase Manhattan Bank, the Bank of New York and The First National Bank of Chicago

10.93	Agreement of Lease between USF Nominees Limited, Landlord, DLJ UK Properties Limited, Tenant, 111 Old Broad Street, London and the Company, Surety, dated as of June 3, 1998.
10.94	Sublease Agreement between Furman Selz, LLC, Sublandlord and the Company, Subtenant, 280 Park Avenue, New York, New York, dated as of June 16, 1998.
10.95	Second Amended and Restated Credit, dated as of May 28, 1999 among the Company, a syndicate of banks, Chase Securities, Inc., the Chase Manhattan Bank, the Bank of New York and the First National Bank of Chicago.
11.1	Statement re: computation of basic earnings per share.
11.2	Statement re: computation of diluted earnings per share.
12.1	Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends.
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
27	Financial Data Schedule
The Company agrees to furnish copies to the Commission of all instruments with respect to long-term debt of the Company and its subsidiaries.
ITEM 14
(b)	Reports on Form 8-K
Form 8-K dated January 12, 1999; Items 5 and 7
Form 8-K dated January 25, 1999; Item 5
Form 8-K dated March 16, 1999; Items 5 and 7
Form 8-K dated March 18, 1999; Item 5
Form 8-K dated April 22, 1999; Item 5
Form 8-K dated April 23, 1999; Items 5 and 7
Form 8-K dated July 23, 1999; Item 5
Form 8-K dated October 14, 1999; Item 5

Exhibit Index
Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1, Registration No. 33-96276).
3.2	By-laws of the Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1, Registration No. 33-96276).
4.1	Registration Rights and Indemnification Agreement (Incorporated by reference to the corresponding exhibit to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995).
4.2	Specimen Stock Certificate of the Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1, Registration No. 33-96276).
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

10.91

Purchase and Sale Agreement, dated July 16, 1998 among the Company, The Equitable Companies Incorporated and AXA Holdings (Belgium). (Incorporated herein by reference to Exhibit 10.85 of the Registrant's quarterly report on Form 10-Q for the period ended June 30, 1998).

10.92

First Amended and Restated Credit Agreement, dated May 29, 1998 among the Company, a syndicate of banks, Chase Securities, Inc. the Chase Manhattan Bank, the Bank of New York and The First National Bank of Chicago (Incorporated herein by reference to Exhibit 10.91 of the Registrant's quarterly report on Form 10-Q for the period ended June 30, 1998).

10.93

Agreement of Lease between USF Nominees Limited, Landlord, DLJ UK Properties Limited, Tenant, 111 Old Broad Street, London and the Company, Surety, dated as of June 3, 1998 (Incorporated herein by reference to Exhibit 10.92 of the Registrant's quarterly report on Form 10-Q for the period ended June 30, 1998).

10.94

Sublease Agreement between Furman Selz, LLC, Sublandlord and the Company, Subtenant, 280 Park Avenue, New York, New York, dated as of June 16, 1998 (Incorporated herein by reference to Exhibit 10.93 of the Registrant's quarterly report on Form 10-Q for the period ended June 30, 1998).

10.95	Second Amended and Restated Credit, dated as of May 28, 1999 among the Company, a syndicate of banks, Chase Securities, Inc., the Chase Manhattan Bank, the Bank of New York and the First National Bank of Chicago.
11.1	Statement re: computation of basic earnings per share.
11.2	Statement re: computation of diluted earnings per share.
12.1	Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends.
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
27	Financial Data Schedule.