Form 10-Q
period 2000-03-31
DONALDSON LUFKIN & JENRETTE INC /NY/
filed 2000-05-15
CIK 29646

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ________ to _______

                          Commission file number 1-6862 / /

                       DONALDSON, LUFKIN & JENRETTE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                              13-1898818
--------------------------------------------------------------------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)


          277 Park Avenue, New York, New York                      10172
--------------------------------------------------------------------------------
        (Address of principal executive office)                    (Zip Code)

       Registrant's telephone number, including area code: (212) 892-3000






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

As of May 8, 2000, the latest practicable date, there were 127,714,862 shares of DLJ Common Stock, $0.10 par value, and 18,400,000 shares of DLJdirect Common Stock, $0.10 par value, outstanding.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

Part I  FINANCIAL INFORMATION

                                                                                         PAGE
                                                                                        NUMBER
                                                                                        ------
       Item 1.    Financial Statements
                  Donaldson, Lufkin & Jenrette Inc. Consolidated Financial Statements

                      Condensed Consolidated Statements of Financial Condition
                      at March 31, 2000 and December 31, 1999 (Unaudited)............     4

                      Condensed Consolidated Statements of Income for the three
                      months ended March 31, 2000 and 1999 (Unaudited) ..............     6

                      Condensed Consolidated Statements of Changes in Stockholders'
                      Equity for the three months ended March 31, 2000 (Unaudited)...     7

                      Condensed Consolidated Statements of Cash Flows for the
                      three months ended March 31, 2000 and 1999 (Unaudited).........     8

                      Notes to Condensed Consolidated Financial Statements
                      (Unaudited)....................................................     10

                  DLJdirect Combined Financial Statements

                      Condensed Combined Statements of Financial Condition at March
                      31, 2000 and December 31, 1999 (Unaudited).....................     22

                      Condensed Combined Statements of Operations for the three
                      months ended March 31, 2000 and 1999 (Unaudited) ..............     23

                      Condensed Combined Statements of Changes in Allocated Equity
                      for the three months ended March 31, 2000 (Unaudited)..........     24

                      Condensed Combined Statements of Cash Flows for the three
                      months ended March 31, 2000 and 1999 (Unaudited)...............     25

                      Notes to Condensed Combined Financial Statements (Unaudited)...     26

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                           TABLE OF CONTENTS-CONTINUED

                                                                                         PAGE
                                                                                        NUMBER

       Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations

                      Donaldson, Lufkin & Jenrette Inc. Management's Discussion
                      and Analysis of Financial Condition and Results of Operations...    16

                      DLJdirect Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.............................    28


Part II  OTHER INFORMATION

       Item 1.    Legal Proceedings

                  Donaldson, Lufkin & Jenrette, Inc...................................    21
                  DLJdirect...........................................................    31

       Item 6.    Exhibits and Reports on Form 8-K....................................    32

                  Signature...........................................................    38



PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS  -  DONALDSON, LUFKIN & JENRETTE, INC.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

      Condensed Consolidated Statements of Financial Condition (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                             March 31           December 31,
                                                                               2000                 1999
                                                                             --------           ------------

                              ASSETS

Cash and cash equivalents ......................................          $  1,353,992          $  2,020,543
Cash and securities segregated for regulatory purposes or
  deposited with clearing organizations ........................               150,248               196,249
Collateralized short-term agreements:
  Securities purchased under agreements to resell ..............            22,409,925            29,538,141
  Securities borrowed ..........................................            37,316,830            30,348,609
Receivables:
  Customers ....................................................            11,817,482             8,671,447
  Brokers, dealers and other ...................................            12,306,576             5,978,065
Financial instruments owned, at value:
  U.S. government and agencies .................................            15,889,838            14,543,947
  Corporate debt ...............................................             6,000,189             5,379,440
  Foreign sovereign debt .......................................             3,397,318             3,018,175
  Mortgage whole loans .........................................             2,571,987             1,848,391
  Equity and other .............................................             4,498,236             3,192,467
  Long-term corporate development investments ..................             1,580,462             1,432,669
Office facilities, at cost, (net of accumulated depreciation and
  amortization of $392,821 and $364,006, respectively) .........               604,298               573,878
Other assets and deferred amounts ..............................             2,377,436             2,270,061
                                                                          ------------          ------------

Total Assets ...................................................          $122,274,817          $109,012,082
                                                                          ============          ============



















     See accompanying notes to condensed consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

      Condensed Consolidated Statements of Financial Condition (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                       March 31,       December 31,
                                                                                         2000              1999
                                                                                       ---------       ------------

               LIABILITIES AND STOCKHOLDERS' EQUITY

Commercial paper and short-term borrowings ....................................     $   2,184,841      $   1,358,188
Collateralized short-term financings:
   Securities sold under agreements to repurchase .............................        51,128,825         56,474,394
   Securities loaned ..........................................................        17,345,976         11,541,759
Payables:
   Customers ..................................................................         8,912,748          7,792,857
   Brokers, dealers and other .................................................        11,294,210          4,780,631
Financial instruments sold not yet purchased, at value:
   U.S. government and agencies ...............................................         8,574,605          7,530,070
   Corporate debt .............................................................           727,566            624,639
   Equities and other .........................................................         7,393,506          4,788,819
Accounts payable and accrued expenses .........................................         2,716,473          3,295,448
Other liabilities .............................................................         1,277,742          1,408,945

Long-term borrowings ..........................................................         6,357,320          5,309,090

Company-obligated mandatorily redeemable trust securities
   of subsidiary trust holding solely debentures of the Company ...............           200,000            200,000

Stockholders' Equity:
   Preferred stock, 50,000,000 shares authorized:
      Series A Preferred Stock, at $50.00 per share liquidation
        preference (4,000,000 shares issued and outstanding) ..................           200,000            200,000
      Series B Preferred Stock, at $50.00 per share liquidation
        preference (3,500,000 shares  issued and outstanding) .................           175,000            175,000
   Common Stock, 1,500,000,000 shares authorized:
      DLJ Common Stock ($0.10 par value; 500,000,000 shares authorized;
        127,444,097 and 126,014,091 shares issued
        and outstanding, respectively) ........................................            12,744             12,601
      DLJdirect Common Stock ($0.10 par value; 500,000,000 shares authorized;
        18,400,000 shares issued and outstanding; 84,250,000 notional shares in
        respect of DLJ's retained interest) ...................................             1,840              1,840
   Restricted stock units (10,358,294 units authorized; 51,430
      and 1,099,955 units issued and outstanding, respectively) ...............               517             11,265
   Paid-in capital ............................................................         1,331,068          1,298,674
   Retained earnings ..........................................................         2,437,758          2,205,818
   Accumulated other comprehensive income .....................................             2,078              2,044

   Employee deferred compensation stock trust .................................            13,591             13,591
   Common stock issued to employee deferred compensation trust ................           (13,591)           (13,591)
                                                                                    -------------      -------------


        Total stockholders' equity ............................................         4,161,005          3,907,242
                                                                                    -------------      -------------

Total Liabilities and Stockholders' Equity ....................................     $ 122,274,817      $ 109,012,082
                                                                                    =============      =============




     See accompanying notes to condensed consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

             Condensed Consolidated Statements of Income (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               Three Months Ended
                                                                                   March 31,
                                                                              2000           1999
                                                                          ------------      --------
Revenues:
   Commissions ........................................................     $  472,019     $  280,992
   Underwritings ......................................................        250,625        256,914
   Fees ...............................................................        421,987        287,075
   Interest, net of interest to finance U.S. government, agency and
     mortgage-backed securities of $970,291, and $705,251, respectively        813,662        476,661
   Principal transactions-net:
     Trading ..........................................................        384,756        174,045
     Investment .......................................................        129,889          3,024
   Other ..............................................................         20,054         14,739
                                                                            ----------     ----------

      Total revenues ..................................................      2,492,992      1,493,450
                                                                            ----------     ----------

Costs and Expenses:
   Compensation and benefits ..........................................      1,066,062        635,714
   Interest ...........................................................        604,090        355,953
   Brokerage, clearing, exchange fees and other .......................        103,797         71,221
   Occupancy and related costs ........................................         48,894         41,088
   Communications and technology ......................................        123,486         90,983
   Other operating expenses ...........................................        157,463        101,491
                                                                            ----------     ----------

      Total costs and expenses ........................................      2,103,792      1,296,450
                                                                            ----------     ----------

Income before provision for income taxes ..............................        389,200        197,000
                                                                            ----------     ----------

Provision for income taxes ............................................        144,000         75,350
                                                                            ----------     ----------

Net income ............................................................     $  245,200     $  121,650
                                                                            ==========     ==========

Dividends on preferred stock ..........................................     $    5,289     $    5,289
                                                                            ==========     ==========

Earnings applicable to common shares ..................................     $  239,911     $  116,361
                                                                            ==========     ==========

Earnings applicable to common shares:
   DLJ ................................................................     $  237,474     $  116,361
                                                                            ==========     ==========
   DLJdirect ..........................................................     $    2,437
                                                                            ==========

Earnings per common share:
   DLJ
      Basic ...........................................................     $     1.87     $     0.94
      Diluted .........................................................     $     1.72     $     0.84
                                                                            ==========     ==========

   DLJdirect
      Basic ...........................................................     $     0.13
      Diluted .........................................................     $     0.13
                                                                            ==========

Weighted average common shares:
   DLJ
      Basic ...........................................................        127,008        123,995
      Diluted .........................................................        138,466        137,850
                                                                            ==========     ==========
   DLJdirect
      Basic ...........................................................         18,400
      Diluted .........................................................         18,482
                                                                            ==========




     See accompanying notes to condensed consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity (UNAUDITED)

 For the Year Ended December 31, 1999 and the Three Months Ended March 31, 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                            Accumulated
                                              DLJ      DLJdirect     Restricted                                 Other
                               Preferred     Common      Common        Stock       Paid-in      Retained    Comprehensive
                                 Stock       Stock       Stock         Units       Capital      Earnings        Income        Total
                                -------     --------    --------     -----------   -------      --------    --------------   -------
Balances at
  December 31, 1998 ........  $   375,000   $ 12,281    $     --  $    21,333   $   858,066  $ 1,657,710   $     3,309   $2,927,699

Net income .................           --           --        --           --            --      600,700            --      600,700
Translation adjustment .....           --           --        --           --            --           --        (1,265)      (1,265)
   Total comprehensive
   income ..................           --           --        --           --            --           --            --      599,435

Net proceeds from issuance
   of DLJdirect Common Stock           --           --     1,840           --       344,751           --            --      346,591
Dividends:
  DLJ Common Stock
   ($0.25 per share) .......           --           --        --           --            --      (31,412)           --      (31,412)
  Preferred stock
   ($2.82 per share) .......           --           --        --           --            --      (21,180)           --      (21,180)
Exercise of stock
   options .................           --          222        --           --        72,873           --            --       73,095
Conversion of restricted
   stock units .............           --           98        --      (10,068)       22,984           --            --       13,014
                              -----------  -----------  --------  -----------   -----------  -----------   -----------   ----------


Balances at
   December  31, 1999 ......      375,000       12,601     1,840       11,265     1,298,674    2,205,818         2,044    3,907,242

Net income .................           --           --        --           --            --      245,200            --      245,200
Translation adjustment .....           --           --        --           --            --           --            34           34

  Total comprehensive
    income .................           --           --        --           --            --           --            --      245,234

Dividends:
  DLJ Common Stock
   ($0.0625 per share) .....           --           --        --           --            --       (7,971)           --       (7,971)
  Preferred stock
   ($0.7052 per share) .....           --           --        --           --            --       (5,289)           --       (5,289)
Exercise of stock
   options .................           --           38        --           --        10,199           --            --       10,237
Conversion of restricted
    stock units ............           --          105        --      (10,748)       22,195           --            --       11,552
                              -----------  -----------  --------  -----------   -----------  -----------   -----------   ----------

Balances at
   March 31, 2000 ..........  $   375,000  $    12,744  $  1,840  $       517   $ 1,331,068  $ 2,437,758   $     2,078   $4,161,005
                              ===========  ===========  ========  ===========   ===========  ===========   ===========   ==========










     See accompanying notes to condensed consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows (UNAUDITED)
                                 (IN THOUSANDS)

               For the Three Months Ended March 31, 2000 and 1999


                                                                            2000            1999
                                                                       -----------      ----------
Cash flows from operating activities:
 Net income ......................................................     $   245,200      $   121,650
                                                                       -----------      -----------
 Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization .................................          31,125           21,795
   Deferred taxes ................................................           3,165          (20,538)
   Increase in unrealized appreciation of long-term corporate
      development investments ....................................         (51,192)         (16,337)
    Foreign currency translation adjustment ......................              34           (1,438)

  (Increase) decrease in operating assets:
    Cash and securities segregated for regulatory
      purposes or deposited with clearing organizations ..........          46,001           31,103
    Securities purchased under agreements to resell ..............       1,403,381       (9,417,458)
    Securities borrowed ..........................................      (6,968,221)      (5,393,292)
    Receivables from customers ...................................      (3,146,035)        (297,964)
    Receivables from brokers, dealers and other ..................      (6,328,511)        (820,385)
    Financial instruments owned, at value ........................      (4,375,148)      (2,375,100)
    Other assets and deferred amounts ............................        (156,377)          (4,959)
  Increase (decrease) in operating liabilities:
    Securities sold under agreements to repurchase ...............      (1,403,381)       9,417,458
    Securities loaned ............................................       5,804,217        3,457,603
    Payables to customers ........................................       1,119,891           92,972
    Payables to brokers, dealers and other .......................       6,513,579        2,224,745
    Financial instruments sold not yet purchased, at value .......       3,752,149        1,418,613
    Accounts payable and accrued expenses ........................        (578,975)        (687,149)
    Other liabilities ............................................        (115,984)         152,385
                                                                       -----------      -----------

Net cash used in operating activities ............................     $(4,205,082)     $(2,096,296)
                                                                       -----------      -----------






















     See accompanying notes to condensed consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows (UNAUDITED)
                                 (IN THOUSANDS)

               For the Three Months Ended March 31, 2000 and 1999


                                                                                 2000            1999
                                                                            ------------      ----------
Cash flows from investing activities:
  Net (payments for) proceeds from:
   Purchases of long-term corporate development investments ...........     $  (382,951)     $   (69,725)
   Sales of long-term corporate development investments ...............         286,350           26,869
   Office facilities ..................................................         (59,893)         (34,232)
   Other assets .......................................................          44,185          (15,057)
                                                                            -----------      -----------

Net cash used in investing activities .................................        (112,309)         (92,145)
                                                                            -----------      -----------

Cash flows from financing activities:
  Net proceeds from (payments for):
   Short-term financings ..............................................       2,609,300        2,430,046
   Issuance of:
     Senior notes .....................................................         499,784          648,288
     Senior secured floating rate notes ...............................          (5,065)              --
     Medium-term notes ................................................         475,499          114,756
     Structured borrowings ............................................          78,000           46,939
     Other long-term debt .............................................              12             (382)
   Dividends ..........................................................         (13,260)         (13,073)
   Exercise of stock options ..........................................           6,570           10,443
                                                                            -----------      -----------

Net cash provided by financing activities .............................       3,650,840        3,237,017
                                                                            -----------      -----------

(Decrease) increase in cash and cash equivalents ......................        (666,551)       1,048,576

Cash and cash equivalents at beginning of period ......................       2,020,543        1,049,253
                                                                            -----------      -----------

Cash and cash equivalents at end of period ............................     $ 1,353,992      $ 2,097,829
                                                                            ===========      ===========




















     See accompanying notes to condensed consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (UNAUDITED)

                                 March 31, 2000


1.      BASIS OF PRESENTATION

The condensed consolidated financial statements include Donaldson, Lufkin & Jenrette, Inc. and its subsidiaries ("DLJ Inc." or the "Company"). All significant intercompany balances and transactions have been eliminated. The Company is a majority-owned subsidiary of AXA Financial Inc. ("AXA Financial") and its subsidiaries. The Company's separate financial statements reflect AXA Financial's cost basis, established in 1985 when they acquired the Company.

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted. These condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the condensed consolidated financial position and results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 1999 included on Form 10-K filed by the Company under the Securities Exchange Act of 1934.

To prepare condensed consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") management must estimate certain amounts that affect the reported assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates.

Certain reclassifications have been made to prior period financial statements to conform to the 2000 presentation.

2.      ISSUANCE OF DLJdirect COMMON STOCK

DLJdirect Common Stock tracks the separate performance of the Company's online discount brokerage and related investment services business. On May 28, 1999, (the "closing date"), the Company issued, in an initial public offering, 18.4 million shares of DLJdirect Common Stock (the "Tracking Stock"). Prior to issuing the Tracking Stock, the Company's existing common stock was designated as DLJ Common Stock to reflect the performance of the Company's primary businesses, i.e., Banking, Fixed Income, Equities and Financial Services, plus a retained interest in DLJdirect. All of the Company's businesses other than those included in DLJdirect, plus the Company's retained interest in DLJdirect are referred to as DLJ. Holders of the Tracking Stock are common stockholders of the Company but have no voting rights, except in certain limited circumstances, and will be subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

Earnings applicable to common shares for DLJ includes a 100% retained interest in DLJdirect for periods prior to the closing date and 82.1% for subsequent periods. Operating results reported by DLJ Inc. prior to the closing date were not affected by the issuance of the Tracking Stock.

3.      INCOME TAXES

Income taxes for interim period condensed consolidated financial statements have been accrued using the Company's estimated effective tax rate. Federal income taxes paid for the three months ended March 31, 2000 and 1999 were $97.7 million and $4.7 million, respectively.

4.      BORROWINGS

Short-term borrowings are generally demand obligations with interest approximating Federal fund rates. Such borrowings are generally used to facilitate the securities settlement process, to finance securities inventories and to finance securities purchased by customers on margin. At March 31, 2000 and December 31, 1999 there were no borrowings secured by Company-owned securities.

The Company has a $2.0 billion commercial paper program. Obligations issued under this program are exempt from registration under the Securities Act of 1933, as amended under Section 4(2) (the "Securities Act"). At March 31, 2000, $1.7 billion was outstanding under this program.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (UNAUDITED)


Long-term borrowings:                                                        March 31      December 31,
                                                                               2000            1999
                                                                             --------      ------------
                                                                                 (IN THOUSANDS)

Senior notes, 5.875%-8.00% due various dates through 2008 .............     $2,540,457     $2,040,673
Medium-term notes, 4.995% - 7.42% due various dates through 2016 ......      2,705,358      2,229,859
Senior secured floating rate notes due 2005 ...........................        290,627        295,692
Global floating rate notes, due 2002 ..................................        348,917        348,805
Subordinated exchange notes, 9.58%  due 2003 ..........................        225,000        225,000
Structured borrowings, 5.00% - 8.6517% due various dates through 2006 .        226,644        148,644
Other borrowings ......................................................         20,317         20,417
                                                                            ----------     ----------

    Total long-term borrowings ........................................     $6,357,320     $5,309,090
                                                                            ==========     ==========

Current maturities ....................................................     $  919,443     $  460,569
                                                                            ==========     ==========

In February 2000, the Company, filed a shelf registration with the Securities and Exchange Commission which enables the Company to issue $3.1 billion of senior debt, subordinated debt securities, preferred stock and warrants.

During the quarter ended March 31, 2000, the Company issued an aggregate of $485.0 million medium-term notes with various maturity dates through 2007 and also issued $500.0 million 8% senior notes that mature in 2005.

For the three months ended March 31, 2000 and 1999, interest paid on all borrowings and financing arrangements amounted to $1.5 billion and $1.0 billion, respectively.

5.      LONG-TERM CORPORATE DEVELOPMENT INVESTMENTS

Long-term corporate development investments represent the Company's involvement in private debt and equity investments. These investments generally have no readily available market or may otherwise be restricted as to resale under the Securities Act of 1933; therefore, these investments are carried at estimated fair value as determined by the Finance Committee of the Board of Directors. The cost of these investments was $1.5 billion and $1.4 billion at March 31, 2000 and December 31, 1999, respectively. For the three months ended March 31, 2000 and 1999, the increase in net unrealized appreciation amounted to $51.2 million and $16.3 million, respectively. Changes in unrealized appreciation (depreciation) arising from changes in fair value or upon realization are reflected in revenues, principal transactions-net, investment revenues in the condensed consolidated statements of income.

6.      NET CAPITAL

The Company's principal wholly owned subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"), is a registered broker-dealer, a registered futures commission merchant and member firm of The New York Stock Exchange, Inc. (the "NYSE"). Accordingly, DLJSC is subject to the minimum net capital requirements of the Securities and Exchange Commission, NYSE and the Commodities Futures Trading Commission. As such, it is subject to NYSE's net capital rule, which conforms to the Uniform Net Capital Rule pursuant to rule 15c3-1 of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). Under the alternative method permitted by this rule, the required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds whichever is greater. If a member firm's capital is less than four percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm's net capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. At March 31, 2000, DLJSC's net capital of approximately $1.4 billion was 11.3 percent of aggregate debit balances and in excess of the minimum requirement by approximately $1.2 billion.

The Company's London-based broker-dealer subsidiaries are subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Other U.S. and foreign broker-dealer subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At March 31, 2000, the Company and its broker-dealer subsidiaries complied with all applicable regulatory capital adequacy requirements.

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

For DLJ, basic earnings per common share represents earnings applicable to common shares (including its retained interest in DLJdirect) divided by the weighted average actual common shares outstanding, excluding the effect of potentially dilutive securities. DLJ's retained interest excludes the effect of the 10 million shares of common stock that have been reserved for issuance under the DLJdirect Incentive Compensation Plan. Diluted earnings per common share include the dilutive effects of the Restricted Stock Unit Plan and the dilutive effect of options calculated under the treasury stock method. During the first quarter of 2000, 1.0 million RSUs vested and were converted into the Company's common stock. This amount is included in the calculation of diluted earnings per common share.

For DLJdirect, basic earnings per share is calculated by dividing earnings applicable to common shares for the period the Tracking Stock was outstanding by the weighted average actual common shares outstanding. Diluted earnings per common share include the dilutive effect of options calculated under the treasury stock method. Earnings per share for DLJdirect for periods prior to the closing date are not presented as such amounts are not meaningful.

The numerators and denominators of the basic and diluted earnings per common share computations include the following items:


                                                            Three Months Ended
                                                                  March 31,
DLJ COMMON STOCK                                              2000         1999
----------------                                              -----        ----
                                                               (IN THOUSANDS)

 Earnings applicable to common shares-basic and diluted     $237,474     $116,361
                                                            ========     ========

 Weighted average common shares-basic .................      127,008      123,995

 Effect of dilutive securities:
  Restricted stock units ..............................          263        1,285
  Stock options .......................................       11,195       12,570
                                                            --------     --------

Weighted average common shares-diluted ................      138,466      137,850
                                                            ========     ========

DLJdirect COMMON STOCK
----------------------

 Earnings applicable to common shares-basic and diluted     $  2,437
                                                            ========

 Weighted average common shares-basic .................       18,400

 Effect of diluted stock options ......................           82
                                                            --------

 Weighted average common shares - diluted .............       18,482
                                                            ========

8.      DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into various transactions involving derivatives. In general, derivatives are contractual agreements that derive their values from the performance of underlying assets, interest or currency exchange rates, or a variety of indices. The Company enters into derivative transactions primarily for trading purposes, or to meet clients' needs. These transactions involve options, forwards, futures and swaps. The Company also enters into interest rate and cross currency swaps to modify the characteristics of periodic interest payments associated with some of its long-term debt obligations.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (UNAUDITED)


For further discussion of these matters, refer to Note 9 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

QUANTITATIVE DISCLOSURES FOR ALL TRADING DERIVATIVES

The notional or contract amounts indicate the extent of the Company's involvement in the derivative instruments noted above. They do not measure the Company's exposure to market or credit risk and do not represent the future cash requirements of such contracts. The notional (contract) amounts for derivatives outstanding at March 31, 2000 and December 31, 1999 are as follows:

                                                   March 31,      December 31,
                                                      2000           1999
                                                      ----           ----
                                                         (IN BILLIONS)

Options written ..............................      $  17.2          $  15.1
Options purchased ............................      $  11.4          $   7.4
Forward contracts purchased ..................      $  42.2          $  35.6
Forward contracts sold .......................      $  50.3          $  41.1
Futures contracts purchased ..................      $   2.3          $   2.9
Futures contracts sold .......................      $   3.4          $   4.3
Swaps ........................................      $  31.8          $  24.5

The fair values of derivatives outstanding at March 31, 2000 and December 31, 1999 are as follows:


                                    March 31, 2000           December 31, 1999
                                    --------------           -----------------
                                   Assets   Liabilities    Assets   Liabilities
                                   ------   -----------    ------   -----------
                                                   (IN MILLIONS)

Options ..................       $  757.2     $  997.4     $  519.9     $  1,002.6
Forward contracts ........       $  125.8     $   95.3     $  327.1     $    247.3
Futures contracts ........       $   17.6     $   11.2     $    3.5     $      9.8
Swaps ....................       $  303.2     $  440.5     $  256.9     $    240.2

The average fair values of derivatives for the three months ended March 31, 2000 and the year ended December 31, 1999 are as follows:

                                  Three Months Ended            Year Ended
                                    March 31, 2000           December 31, 1999
                                    --------------           -----------------
                                   Assets   Liabilities    Assets   Liabilities
                                   ------   -----------    ------   -----------
                                                   (IN MILLIONS)

Options ..................       $  462.4     $  1,044.0     $  169.5     $  444.8
Forward contracts ........       $  255.8     $    182.2     $  329.0     $  312.6
Futures contracts ........       $   22.6     $     28.7     $   10.3     $    7.4
Swaps ....................       $  412.9     $    334.9     $  253.3     $   94.3

The majority of the Company's derivatives are short-term in duration.

DISCLOSURES FOR ALL NON-TRADING DERIVATIVES

The Company also enters into interest rate and cross currency swaps to modify the characteristics of periodic interest payments associated with some of its long-term debt obligations. At March 31, 2000 and December 31, 1999, the notional amount of these swaps was $4.1 billion and $3.3 billion, respectively.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

9.      COMMITMENTS AND CONTINGENCIES

The Company issues letters of credit for which it is contingently liable for $327.9 million at March 31, 2000.

The Company enters into commitments to extend credit to non-investment grade borrowers in connection with the origination and syndication of senior bank debt. At March 31, 2000, unfunded senior bank loan commitments outstanding amounted to $712.4 million.

At March 31, 2000, the Company has commitments of $640.8 million to invest on a side by side basis with merchant banking partnerships.

As a securities broker and dealer, risk is an inherent part of the Company's business activities. The principal types of risks involved in the Company's activities are market risk, credit or counterparty risk and transaction risk. The Company has developed an infrastructure designed to control, monitor and manage each type of risk. For a further discussion of these matters, refer to Notes 10 and 11 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.     INDUSTRY SEGMENT AND GEOGRAPHIC DATA

The Company operated and managed its businesses through four operating segments:
Banking, Equities, Fixed Income and Financial Services. The following is a summary of the Company's segment data:


                                                          Fixed                     Financial
                                         Banking         Income       Equities      Services     Elimination
For the Quarters Ended:                   Group           Group         Group         Group        & Other        Total
-----------------------                   -----           -----         -----         -----        -------        -----
                                                                           (IN MILLIONS)
MARCH 31, 2000
Net revenues from external sources     $    555.2    $     197.0   $    446.2    $     517.2   $     (36.3)   $    1,679.3
Net intersegment revenues ........           --              0.1         (1.9)          45.2         (43.4)           --
Net interest revenue .............           (7.2)          48.1          5.7          113.1          49.9           209.6
                                       ----------      ---------     --------      ---------     ---------      ----------
   Total net revenues ............     $    548.0    $     245.2   $    450.0    $     675.5   $     (29.8)   $    1,888.9
                                       ==========      =========     ========      =========     =========      ==========

Income before income taxes .......     $    154.4    $      81.0   $     94.1    $     170.5   $    (110.8)   $      389.2
                                       ==========      =========     ========      =========     =========      ==========

MARCH 31, 1999
Net revenues from external sources     $    324.0    $     181.3   $    209.1    $     330.2   $     (27.8)   $    1,016.8
Net intersegment revenues ........           --             --           (1.1)          14.3         (13.2)            0.0
Net interest revenue .............           (1.5)          28.1          5.4           61.7          27.0           120.7
                                       ----------      ---------     --------      ---------     ---------      ----------

   Total net revenues ............     $    322.5    $     209.4   $    213.4    $     406.2   $     (14.0)   $    1,137.5
                                       ==========      =========     ========      =========     =========      ==========

Income before income taxes .......     $     78.3    $      62.8   $     24.7    $      90.7   $     (59.5)   $      197.0
                                       ==========      =========     ========      =========     =========      ==========

Balance sheet data:

MARCH 31, 2000
Segment assets ...................     $  2,379.9    $  67,672.3   $  9,556.0    $  54,286.6   $ (11,620.0)   $  122,274.8
                                       ==========      =========     ========      =========     =========      ==========

DECEMBER 31, 1999
Segment assets ...................     $  2,273.2    $  74,884.7   $  5,325.5    $  30,586.4   $  (4,057.7)   $  109,012.1
                                       ==========      =========     ========      =========     =========      ==========

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (UNAUDITED)


The following is a reconciliation of the Company's reported income before provision for income taxes to the Company's consolidated totals:


                                                                         Three Months Ended
                                                                             March 31,
                                                                      2000               1999
                                                               ----------------------------------
                                                                           (IN MILLIONS)
INCOME BEFORE PROVISION FOR INCOME TAXES:

Total income for reported segments.................................   $ 500.0            $ 256.5
All other income (losses)..........................................      21.4              (21.2)
Consolidation/elimination (1)......................................    (132.2)             (38.3)
                                                                     --------          ---------

   Total income before provision for income taxes..................   $ 389.2           $  197.0
                                                                      =======           ========

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

The Company's principal operations are located in the United States. The Company maintains offices in Europe, Latin America and Asia, with the majority of foreign business done through the London offices. The following are net revenues by geographic region:

                                                Three Months Ended
                                                     March 31,
                                               2000            1999
                                         -----------------------------
                                                   (IN MILLIONS)

United States........................       $ 1,503.6       $   996.5
Other foreign........................           385.3           141.0
                                           ----------       ---------

     Total...........................       $ 1,888.9       $ 1,137.5
                                           ==========       =========

11.     LEGAL PROCEEDINGS

Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. There were no new developments in these proceedings in the quarter ended March 31, 2000.

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

            Continued strong U.S. economic growth and low inflation, resulting in robust equity markets characterized the domestic investment climate in the first quarter of 2000. Investor demand for technology issues was very strong, as the technology-heavy NASDAQ reached the 5000 mark in early March. The latter half of the month was extremely volatile as technology stocks and the NASDAQ composite experienced dramatic drops. Equity new issuances were at higher levels compared to the same period last year, however they were more than offset by reduced fixed income offerings due to rising interest rates and widening corporate and agency spreads. Merger and acquisition activity continued to reflect the trends of consolidation and globalization across industry sectors and borders. In an effort to slow the U.S. economy and relieve inflationary pressures, The Federal Reserve Board raised the federal funds rate twice during the quarter. The most recent rate hike, to 6.00%, in March was the fifth since June of 1999. The economy continues to be strong, however, prompting anticipation of additional increases in interest rates.

RESULTS OF OPERATIONS - DLJ INC.

QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

        For 2000, total revenues increased $999.5 million, or 66.9% to $2.5 billion. During 2000, revenues increased primarily as a result of increases in commissions, fees, interest, trading and investment gains, offset by decreases in underwritings. Changes in net revenues from external sources for each of the Company's industry segments were: Banking Group revenues increased $231.2 million primarily as a result of increased underwriting revenues and fee income related to merger and acquisition activity; Equities Group revenues increased $237.1 million primarily as a result of increased commissions, underwriting and trading revenues, both domestically and internationally; Fixed Income Group revenues increased $15.7 million, principally as a result of positive trading gains in the high-yield and mortgage-backed securities areas, offset by reduced underwriting revenues in these areas; Financial Services Group revenues increased $187.0 million primarily as a result of increased brokerage and correspondent clearance commission revenues and fee income in the Company's correspondent and online brokerage businesses.

        Commission revenues increased $191.0 million or 68.0% to $472.0 million due to increased business in virtually all areas. Share volumes on the NYSE and NASDAQ exchanges averaged a combined record 2.8 billion shares per day for the first quarter of 2000 compared to approximately 1.7 billion shares per day for the first quarter of 1999. Commissions generated internationally, primarily in London and Hong Kong equities increased almost threefold over 1999. The Company's correspondent and online brokerage businesses added over 236 thousand active client accounts in the first quarter of 2000, and related customer assets increased by approximately $59 billion.

        Underwriting revenues decreased $6.3 million or 2.5% to $250.6 million, primarily as a result of the overall decline in domestic new issuances of stocks and bonds.

        Fee revenues increased $134.9 million or 47.0% to $422.0 million. These results reflect primarily the Company's continuing market share growth in global merger and acquisitions advisory transactions. Fee income in the Company's correspondent and online brokerage businesses increased due to customer demand for a variety of portfolio advisory and technology services. In addition, fees related to asset management increased as funds under management increased to approximately $29 billion.

Interest, net of interest expense to finance U.S. government, agency and mortgage-backed securities, increased $337.0 million or 70.7% to $813.7 billion. The increase resulted primarily from increased customer activity and to a lesser extent, increased rates of interest. Margin debit balances increased over 80% and all other lending activity was up significantly. There was only a slight increase in interest on trading activity.

        Principal transactions-net, trading revenues increased $210.8 million to $384.8 million primarily as a result of increases in customer order flow and trading volumes in both the equity and fixed income markets.

        Principal transactions-net, investment revenues increased $126.9 million to $129.9 million primarily as a result of increased realized and unrealized gains on the Company's merchant banking and venture capital investments.

        Total costs and expenses for 2000 increased $807.3 million or 62.3% to $2.1 billion primarily due to growth in the correspondent and online discount securities businesses as well as the Company's international expansion in Europe and Hong Kong.

        Compensation and benefits increased $430.4 million or 67.7% to $1.1 billion. Incentive and production-related compensation increased by 80.1% in 2000. Base compensation, including benefits and payroll taxes, increased by 39.2% primarily due to the Company's significant international expansion. Full-time worldwide personnel increased 1,888 or 21.8% to 10,560 at quarter-end 2000 compared to first quarter 1999.

        Interest expense increased $248.1 million or 69.7% to $604.1 million due primarily to increased borrowing to finance customer activity as well as to slight increases in interest rates.

        All other expenses increased $128.9 million or 42.3% to $433.7 million, as noted below.

        Communications and technology increased by $32.5 million due to expansion of the Company's international operations, implementation and development of new systems, and overhaul of the online customer trading and information system for the Company's correspondent brokerage network. Brokerage, clearing, exchange fees and other expenses increased $32.6 million due to increased trading volume and transaction fee payments. Occupancy and related costs increased $7.8 million primarily as a result of the Company's domestic growth and international expansion. All other operating expenses increased $56.0 million. Included therein are professional fees, travel and entertainment, and printing and stationery which increased $24.7 million due to an overall increase in the level of business activity, and advertising which increased $11.0 million, due to the development and implementation of a new advertising campaign by DLJdirect.

        The changes in income before income taxes for each industry segment were: Banking Group pre-tax income increased $76.1 million as a result of increased underwritings, and fees related to merger and acquisition activity; Equities Group pre-tax income increased $69.4 million due to increases in commissions, fees and trading gains; Fixed Income Group pre-tax income increased $18.2 million as a result of increased trading gains offset by decreased underwriting revenues in the high-yield and real estate finance areas; Financial Services Group pre-tax income increased $79.8 million as a result of increased commissions and fees related to its correspondent and online brokerage businesses, offset by increased advertising and technology spending.

        The Company's income tax provision for the quarters ended March 31, 2000 and 1999 was $144.0 million and $75.4 million, a 37.0% and 38.3% effective tax rate, respectively.

        Net income for 2000 increased $123.5 million, or 101.5% to $245.2 million. Diluted earnings per common share were $1.72 for 2000 and $0.84 for 1999.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's assets are highly liquid with the majority consisting of securities inventories and collateralized receivables, each of which fluctuate depending on the levels of proprietary trading and customer business. Such collateralized receivables consist primarily of resale agreements and securities borrowed, both of which are secured by U.S. government and agency securities, and marketable corporate debt and equity securities. In addition, the Company has significant receivables that turn over frequently from customers, brokers and dealers. To meet client needs as a securities dealer, the Company may carry significant levels of trading inventories. As such, because of changes relating to customer needs, economic and market conditions and proprietary trading strategies, the Company's total assets or the individual components of total assets vary significantly from period to period. At March 31, 2000 and December 31, 1999, the Company's total assets were $122.3 billion and $109.0 billion, respectively.

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

        The Company maintains a $2.5 billion revolving credit facility with various banks, of which $1.9 billion may be unsecured. There were no borrowings outstanding under this agreement at March 31, 2000.

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

        In February 2000, the Company filed a shelf registration with the Securities and Exchange Commission which enables the Company to issue $3.1 billion of senior debt, subordinated debt securities, preferred stock and warrants.

        During the first quarter of 2000, the Company issued $500 million of 8% senior notes maturing on March 1, 2005 and $485.0 million of medium-term notes with various maturity dates through 2007.

        In addition, during the quarter ended March 31, 2000, commercial paper outstanding under the Company's $2.0 billion commercial paper program increased from $1.2 billion to $1.7 billion.

The Company's current credit ratings of its long-term debt and commercial paper are as follows:

                                        LONG-TERM DEBT    COMMERCIAL PAPER

              Duff & Phelps                   A                 D-1
              Fitch IB4CA                     A                 F-1
              Moody's                         A3                P-2
              Standard & Poors                A-                A-2
              Thomson BankWatch               A+               TBW-1

        The Company's principal wholly owned subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") is subject to the capital requirements of the Securities and Exchange Commission, the New York Stock Exchange, Inc., the Commodities Futures Trading Commission and the Chicago Board of Trade, all of which regulate the general capital adequacy and liquidity of broker-dealers and/or futures commission merchants. DLJSC has consistently maintained capital substantially in excess of the minimum requirements of such capital rules. At March 31, 2000, DLJSC had aggregate regulatory "net capital," after adjustments required by Rule 15c3-1 under the Securities Exchange Act of 1934, of approximately $1.4 billion, which exceeded minimum net capital requirements by $1.2 billion and which exceeded the net capital required by DLJSC's most restrictive debt covenants by $475.6 million. The Company's London-based broker-dealer subsidiaries are subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Other U.S. and foreign broker-dealer subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At March 31, 2000, the Company and its broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

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

QUARTERS ENDED MARCH 31, 2000 AND 1999

        At March 31, 2000 and 1999, cash and cash equivalents totaled $1.4 billion and $2.1 billion, respectively, a decrease of $0.6 billion and an increase of $1.0 billion, respectively.

        Cash used in operating activities totaled $4.2 billion and $2.1 billion in 2000 and 1999, respectively. In 2000, there were increases in assets including financial instruments owned of $4.4 billion, securities borrowed of $7.0 billion and receivables from customers, brokers, dealers and other of $9.5 billion. These increases were partially offset by increases in liabilities including payables to customers, brokers, dealers and other of $7.6 billion, securities loaned of $5.8 billion and financial instruments sold not yet purchased of $3.8 billion. In 1999, there were increases in assets including financial instruments owned of $2.4 billion, and securities borrowed of $5.4 billion. An increase in liabilities, including payables to customers, brokers, dealers and other of $2.3 billion, securities loaned of $3.5 billion and a decrease in financial instruments sold, not yet purchased of $1.4 billion offset these changes.

        In 2000 and 1999, net cash used in investing activities of $112.3 million and $92.1 million, respectively, consisted primarily of purchases to expand the Company's domestic and international offices and net purchases of long-term corporate development investments.

        In 2000 and 1999, net cash provided by financing activities totaled $3.7 billion and $3.2 billion, respectively. In 2000, $2.6 billion was provided by short-term financings (principally repurchase agreements) and $1.0 billion was provided by the issuance of senior notes, medium-term notes and structured borrowings. In 1999, $2.4 billion was provided by short-term financings (principally repurchase agreements) and $0.8 billion was provided by the issuance of senior notes, medium-term notes and structured borrowings.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into various transactions involving derivatives. In general, derivatives are contractual agreements that derive their values from the performance of underlying assets, interest or currency exchange rates, or a variety of indices. The Company enters into derivative transactions primarily for trading purposes, or to provide products for its clients. These transactions involve options, forwards, futures and swaps. The Company also enters into interest rate and cross currency swaps to modify the characteristics of periodic interest payments associated with some of its long-term debt obligations.

For further discussion of these matters, refer to Note 9 to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition included in the Company's Form 10-K for the fiscal year ended December 31, 1999.

QUANTITATIVE DISCLOSURES FOR TRADING DERIVATIVES

The notional or contract amounts indicate the extent of the Company's involvement in the derivative instruments noted above. They do not measure the Company's exposure to market or credit risk and do not represent the future cash requirements of such contracts. The notional (contract) amounts for derivatives outstanding at March 31, 2000 and December 31, 1999 are as follows:


                                                         March 31,    December 31,
                                                           2000           1999
                                                           ----           ----
                                                              (IN BILLIONS)

Options written ..............................            $  17.2          $  15.1
Options purchased ............................            $  11.4          $   7.4
Forward contracts purchased ..................            $  42.2          $  35.6
Forward contracts sold .......................            $  50.3          $  41.1
Futures contracts purchased ..................            $   2.3          $   2.9
Futures contracts sold .......................            $   3.4          $   4.3
Swaps ........................................            $  31.8          $  24.5

The majority of the Company's derivatives are short-term in duration.

DISCLOSURES FOR NON-TRADING DERIVATIVES

The Company also enters into interest rate and cross currency swaps to modify the characteristics of periodic interest payments associated with some of its long-term debt obligations. At March 31, 2000 and December 31, 1999, the notional amount of these swaps was $4.1 billion and $3.3 billion, respectively.

MERCHANT BANKING AND BRIDGE LENDING ACTIVITIES

        The Company's merchant banking activities include direct investments and investments in various partnerships, for which subsidiaries of the Company act as general partner. At March 31, 2000, the Company had investments of $738.5 million and has commitments to invest up to an additional $640.8 million.

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

        At March 31, 2000, the Company had extended $13.8 million as its portion of short-term financings made with AXA Financial.

        The Company has made additional bridge loans of $598.3 million in connection with its merchant banking and financial advisory businesses.

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

        The Company records high-yield securities at market value and records non-investment-grade holdings at market or fair value. Unrealized gains and losses are recognized currently in earnings. At March 31, 2000 and December 31, 1999, the Company had long positions with an aggregate market value of approximately $6.4 billion and $5.4 billion, respectively, and short positions with an aggregate market value of approximately $0.4 billion and $0.5 billion, respectively.

RISK MANAGEMENT AND VALUE AT RISK

For a description of the Company's risk management policies and procedures and value-at-risk ("VAR") model, including such model's assumptions and limitations, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1999 Annual Report on Form 10-K. The Company-wide VAR was approximately $20.0 million and $17.0 million at March 31, 2000 and December 31, 1999, respectively.

The Company-wide VAR for non-trading market risk sensitive instruments is not separately disclosed because the amount is not significant. Due to the benefit of diversification the Company-wide VAR is less than the sum of the individual components. The three main components of market risk, expressed in terms of theoretical fair values, had the following VAR:

                                         March 31,   December 31,
                                           2000        1999
                                         --------    ------------
                                              (IN MILLIONS)
 Trading:
   Interest rate risk................      $ 10          $10
   Equity risk.......................      $ 15          $14
   Foreign currency exchange risk....      $  -          $ -

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

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS-  DONALDSON, LUFKIN & JENRETTE, INC.

Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. There were no new developments in these proceedings in the quarter ended March 31, 2000.

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

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS - DLJdirect



                                    DLJdirect

    (a combination of certain assets and liabilities as described in note 1)
        Condensed Combined Statements of Financial Condition (Unaudited)
                                 (IN THOUSANDS)

                                                                     March 31,   December 31,
                                                                       2000          1999
                                                                       ----          ----

                               ASSETS

Cash and cash equivalents .....................................     $217,693     $237,020
Short-term investments ........................................       18,926        7,848
Deposit with affiliated clearing broker .......................          430          329
Receivables from brokers, dealers and others, net .............       27,271       19,015
Financial instruments owned, at market value ..................        1,175        1,010
Office facilities, at cost (net of accumulated depreciation
  and amortization of $493 and $470, respectively) ............           69           92
Investment in joint venture ...................................       23,405       11,009
Long-term corporate development investments ...................        5,480          730
Other assets ..................................................        2,721        1,389
                                                                    --------     --------

Total assets ..................................................     $297,170     $278,442
                                                                    ========     ========

                  LIABILITIES AND ALLOCATED EQUITY

Liabilities:
  Payables to parent and affiliates, net ......................     $ 19,431     $ 12,550
  Financial instruments sold not yet purchased, at market value           44           26
  Accounts payable and accrued expenses .......................       32,325       34,074
                                                                    --------     --------

Total liabilities .............................................       51,800       46,650
                                                                    --------     --------

Commitments and contingencies .................................           --           --

Allocated equity ..............................................      244,276      230,662
Accumulated other comprehensive income ........................        1,094        1,130
                                                                    --------     --------

Total allocated equity ........................................      245,370      231,792
                                                                    --------     --------

Total liabilities and allocated equity ........................     $297,170     $278,442
                                                                    ========     ========


       See accompanying notes to condensed combined financial statements.

                                    DLJdirect

    (a combination of certain assets and liabilities as described in note 1)
               Condensed Combined Statements of Income (Unaudited)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                           Three Months Ended
                                                                                March 31,
                                                                           2000          1999
                                                                           ----          ----
Revenues:
  Commissions ....................................................     $  74,539      $  32,054
  Underwritings ..................................................         3,088            427
  Fees ...........................................................        18,707          9,169
  Interest .......................................................        18,394          5,705
                                                                       ---------      ---------

    Total revenues ...............................................       114,728         47,355
                                                                       ---------      ---------

Costs and expenses:
  Compensation and benefits ......................................        27,171         10,683
  Interest .......................................................           515            153
  Brokerage, clearing, exchange fees, and other ..................        18,600          8,854
  Advertising ....................................................        18,070          6,101
  Occupancy and related costs ....................................         2,390            542
  Communications and technology ..................................        10,101          5,394
  Other operating expenses .......................................        12,412          4,367
                                                                       ---------      ---------

    Total costs and expenses .....................................        89,259         36,094
                                                                       ---------      ---------

Income before income tax provision and equity in net loss
  of joint venture ...............................................        25,469         11,261
                                                                       ---------      ---------
Income tax provision .............................................        10,650          4,088

Equity in net loss of joint venture ..............................        (1,205)            --
                                                                       ---------      ---------

    Net income ...................................................     $  13,614      $   7,173
                                                                       =========      =========

Earnings per share:
      Basic ......................................................     $    0.13      $    0.07
      Diluted ....................................................     $    0.13      $    0.07
                                                                       =========      =========

Weighted average notional and outstanding shares:
      Basic ......................................................       102,650        102,650
      Diluted ....................................................       102,732        102,650
                                                                       =========      =========

Earnings attributable to:
      DLJ Retained Interest ......................................     $  11,177      $   7,173
      DLJdirect Tracking Stock ...................................     $   2,437             --
                                                                       =========      =========

Tracking Stock earnings per share:
      Basic ......................................................     $    0.13
      Diluted ....................................................     $    0.13
                                                                       =========

Tracking Stock weighted average common shares:
      Basic ......................................................        18,400
      Diluted ....................................................        18,482
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

 For the Year Ended December 31, 1999 and the Three Months Ended March 31, 2000


                                                            Accumulated Other         Total
                                     Allocated Equity     Comprehensive Income   Allocated Equity
                                     ----------------     --------------------   ----------------
Balances at December 31, 1998 ...          $  21,924           $      --           $  21,924
Net income ......................              6,932                  --               6,932
Translation adjustment-net of ...                 --               1,130               1,130
taxes
  Total comprehensive income ....                 --                  --               8,062

Capital contribution from DLJ ...              1,000                  --               1,000
Allocated equity from issuance of
  Tracking Stock ................            233,945                  --             233,945
Dividend paid to DLJ ............            (33,139)                 --             (33,139)
                                           ---------           ---------           ---------

Balances at December 31, 1999 ...            230,662               1,130             231,792
Net income ......................             13,614                  --              13,614
Translation adjustment-net of ...                 --                 (36)                (36)
taxes
  Total comprehensive income ....                 --                  --              13,578
                                           ---------           ---------           ---------

Balances at March 31, 2000 ......          $ 244,276           $   1,094           $ 245,370
                                           =========           =========           =========

















       See accompanying notes to condensed combined financial statements.

                                    DLJdirect

    (a combination of certain assets and liabilities as described in note 1)
             Condensed Combined Statements of Cash Flows (Unaudited)
                                 (IN THOUSANDS)

               For the Three Months Ended March 31, 2000 and 1999


                                                                              2000          1999
                                                                              ----          ----
 Cash flows from operating activities:
   Net income .......................................................     $  13,614      $   7,173

Adjustments to reconcile net income to net cash provided by operating activities:
   Equity in net loss of joint venture ..............................         1,205             --
   Depreciation and amortization ....................................            23             (3)
   Deferred taxes ...................................................           (87)            (6)

(Increase) in operating assets:
   Deposit with affiliated clearing broker ..........................          (101)            --
   Receivables from brokers, dealers and other, net .................        (8,256)          (846)
   Financial instruments owned, at market value .....................          (165)            --
   Other assets .....................................................        (1,332)          (658)

Increase (decrease) in operating liabilities:
   Payables to parent and affiliates, net ...........................         6,988         12,745
   Financial instruments sold, not yet purchased, at market value ...            18             --
   Accounts payable and accrued expenses ............................        (1,749)         1,766
                                                                          ---------      ---------

   Net cash provided by operating activities ........................        10,158         20,171
                                                                          ---------      ---------

Cash flows (used in) investing activities:
   Investment in joint venture ......................................       (13,657)            --
   Short-term investments ...........................................       (11,078)            --
   Purchase of long-term corporate development investments ..........        (4,750)            --
                                                                          ---------      ---------

Net cash used in investing activities ...............................       (29,485)            --
                                                                          ---------      ---------

Cash flows from financing activities:
   Net proceeds from capital contributions from DLJ .................            --          1,000
                                                                          ---------      ---------

Net cash provided by financing activities ...........................            --          1,000
                                                                          ---------      ---------

Increase (decrease) in cash and cash equivalents ....................       (19,327)        21,171
Cash and cash equivalents at beginning of period ....................       237,020         26,654
                                                                          ---------      ---------

Cash and cash equivalents at end of period ..........................     $ 217,693      $  47,825
                                                                          =========      =========











        See accompanying notes to condensed combined financial statements

                                    DLJdirect

    (a combination of certain assets and liabilities as described in note 1)
          Notes to Condensed Combined Financial Statements (Unaudited)

                                 March 31, 2000

1.      BASIS OF PRESENTATION

DLJdirect Common Stock tracks the separate performance of Donaldson, Lufkin & Jenrette, Inc.'s ("DLJ Inc.") online discount brokerage and related investment services business for periods subsequent to May 28, 1999 ("the closing date"), whereby DLJ Inc. issued in an initial public offering 18.4 million shares of DLJdirect Common Stock ("Tracking Stock"). The shares of Tracking Stock have no voting rights, except in certain limited circumstances. Prior to the offering, DLJ Inc. designated its existing common stock as DLJ Common Stock, which represents the performance of DLJ Inc.'s primary businesses plus a retained interest in DLJdirect. All of DLJ Inc.'s businesses other than those included in DLJdirect, plus its retained interest in DLJdirect, are referred to as DLJ. As a result of the offering, DLJ has a retained interest of 82.1% in DLJdirect represented by 84.3 million notional shares. The 18.4 million shares of Tracking Stock reflect the 17.9% owned by the public. Prior to the offering, DLJ had a 100% interest in the earnings of DLJdirect.

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

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted. These condensed combined financial statements reflect, in the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the condensed combined financial position and results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results for the entire year. These financial statements should be read in conjunction with the combined financial statements and notes thereto as of and for the year ended December 31, 1999 included on Form 10-K filed by DLJ Inc. under the Securities Exchange Act of 1934.

To prepare condensed combined financial statements in conformity with generally accepted accounting principles ("GAAP"), management must estimate certain amounts that affect the reported assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates. Certain other reclassifications have been made to prior year combined financial statements to conform to the 2000 presentation.

2.      RELATED PARTY TRANSACTIONS

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

                                    DLJdirect

    (a combination of certain assets and liabilities as described in note 1)
          Notes to Condensed Combined Financial Statements (Unaudited)

3.      NET CAPITAL

DLJdirect Holdings Inc.'s principal subsidiary, DLJdirect Inc., is a registered broker-dealer and a member of the National Association of Securities Dealers Inc. ("NASD") and, accordingly is subject to the minimum net capital requirements of the Securities and Exchange Commission and the NASD. As such, it is subject to the NASD's net capital rule which conforms to the Uniform Net Capital Rule pursuant to rule 15c3-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the required net capital, as defined, shall not be less than two percent of aggregate debit balances, as defined, or $250,000, whichever is greater. At March 31, 2000, DLJdirect Inc.'s net capital of $37.0 million was in excess of the minimum requirement by $36.7 million.

DLJdirect's London-based broker-dealer affiliate, DLJdirect Ltd., is subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. At March 31, 2000, DLJdirect complied with all applicable regulatory capital adequacy requirements.

4.      INCOME TAXES

DLJdirect is part of a group that files consolidated Federal income tax returns. DLJdirect settles all taxes, current and deferred, on a current basis with DLJ Inc. under a tax sharing arrangement. Taxes are provided as if DLJdirect filed a separate return.

5.      EARNINGS PER SHARE

Earnings per share amounts have been calculated by dividing net income by the weighted average notional and outstanding tracking shares. Earnings per share amounts for the quarter ended March 31, 2000 are calculated based on actual results. The notional shares represent DLJ's 82.1% retained interest in DLJdirect. Prior to the offering, DLJ Inc. had a 100% interest in the earnings of DLJdirect. These pro forma amounts are presented for comparative purposes only. For the quarter ended March 31, 1999, these amounts are pro forma as if the issuance of the DLJdirect Tracking Stock occurred at the beginning of 1999.

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

The numerators and denominators of the basic and diluted earnings per common share computations include the following items:


                                                                                                         Tracking Stock
                                        Three Months Ended            Three Months Ended               Three Months Ended
                                            March 31,                     March 31,                         March 31,
                                              2000                          1999                              2000
                                        ------------------          ------------------                   -------------
                                       INCOME         SHARES        INCOME        SHARES              INCOME        SHARES

                                                                       (IN THOUSANDS)
Basic EPS:
Earnings applicable to
  common shares ..............       $  13,614        102,650       $  7,173          102,650       $  2,437         18,400
                                     =========       ========       ========       ==========       ========       ========

Effect of dilutive securities:
  Stock options ..............       $      --             82       $     --               --       $      -             82
                                     ---------       --------       --------       ----------       --------       --------

Diluted EPS ..................       $  13,614        102,732       $  7,173          102,650       $  2,437         18,482
                                     =========       ========       ========       ==========       ========       ========


6.      LEGAL PROCEEDINGS

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

OVERVIEW - DLJdirect

        The online discount brokerage industry is experiencing substantial competition from established financial services firms as well as new entrants who are trying to quickly establish their presence in the market. As a result of intense competitive pressures, the industry has experienced a significant increase in brand development costs, a lowering of commission pricing and an increase in content development costs. DLJdirect expects to spend significant amounts in the future to develop much greater brand recognition within its targeted market, to stay competitively priced and to develop new state-of-the-art products and services. In particular, DLJdirect expects to spend significant amounts for advertising and promotions. Additionally, DLJdirect expects to spend significant amounts in the future in order to expand its international presence.

RECENT DEVELOPMENTS - DLJdirect

        In February 2000, DLJdirect formed a joint venture to offer online brokerage services in 14 countries throughout the Middle East and North Africa. The joint venture, DLJdirect-eUnion, will offer investors in the region online access to U.S. securities markets.

        In April 2000, DLJdirect formed a joint venture with Hutchison Whampoa Ltd. in Hong Kong. The joint venture will offer online brokerage services in Hong Kong, mainland China, Thailand, Singapore, Malaysia, the Philippines, Taiwan and Indonesia as part of DLJdirect's international expansion strategy.

        In May 2000, DLJdirect opened its first U.S. retail branch office in Delray Beach, Florida. The office is staffed with experienced investment professionals who will be available to demonstrate DLJdirect's financial products and services, answer technical questions, help investors open accounts, and conduct other transactions.

        In addition, DLJdirect is in the process of opening a new investor service center in Sandy City, Utah and new technology centers in the United States and in India.

RESULTS OF OPERATIONS - DLJdirect

QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

        DLJdirect experienced strong operating results for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999, reflecting primarily an increase in active accounts of 65.4% and customer trading volume of 133.9%. Total revenues increased $67.3 million or 142.0% to $114.7 million for the quarter ended March 31, 2000 from $47.4 million for the quarter ended March 31, 1999. Net income increased $6.4 million to $13.6 million for the quarter ended March 31, 2000 from $7.2 million for the quarter ended March 31, 1999.

        Commissions increased $42.4 million or 132.1% to $74.5 million. Commissions represented 65.0% of total revenues for the quarter ended March 31, 2000 and 67.7% of total revenues for the quarter ended March 31, 1999. The increase in commissions was due primarily to significant increases in customer trading volume. Average trades per day increased 125.7% to 45,600 for the quarter ended March 31, 2000 from 20,200 for the quarter ended March 31, 1999.

        Underwritings revenues earned in connection with public offerings for the quarter ended March 31, 2000 were $3.1 million compared with a negligible amount for the quarter ended March 31, 1999. Underwritings represented 2.7% of total revenues for the quarter ended March 31, 2000.

        Fees increased $9.5 million or 103.3% to $18.7 million. Fees represented 16.3% of total revenues for the quarter ended March 31, 2000 and 19.4% of total revenues for the quarter ended March 31, 1999. Payments for routing orders increased $3.6 million or 112.5% to $6.8 million. The increase in payments for routing orders was due primarily to significant increases in customer trading volume, offset in part by a decline in the amount of revenue per trade that DLJdirect receives for routing orders. Fees for technology development increased $4.2 million or 100.0% to $8.4 million primarily due to increased demand for Internet-based technology applications. Revenue from money market fund distribution fees increased $1.5 million or 187.5% to $2.3 million. This growth was due to an increase in customer money market fund balances of $913.8 million or 103.1% to $1.8 billion. The remaining fees for the quarters ended March 31, 2000 and 1999 include subscription and account related fees.

        Interest income increased $12.7 million or 222.8% to $18.4 million. Interest represented 16.0% of total revenues for the quarter ended March 31, 2000 and 12.0% of total revenues for the quarter ended March 31, 1999. The increase was due primarily to interest earned on the net proceeds allocated to DLJdirect from the issuance of Tracking Stock and to increases in margin debits, free credits and short sale balances. Margin debits increased $1.3 billion or 185.7% to $2.0 billion. Free credits increased $363.6 million or 76.9% to $836.7 million and short sale balances increased $74.8 million or 185.1% to $115.2 million.

        Compensation and benefits increased $16.5 million or 154.2% to $27.2 million. The increase in compensation and benefits was due primarily to growth in the number of employees from 466 to 1,040. These additional employees were added primarily in DLJdirect's investor services area to accommodate increased customer activity, in DLJdirect's technology group to develop new products, including MarketSpeed(TM), in the UK operations, as well as in executive management.

        Interest expense increased $362,000 or 236.6% to $515,000. Interest expense is primarily due to interest paid on intercompany balances.

        Brokerage, clearing, exchange and other fees increased $9.7 million or 109.0% to $18.6 million. The increase in brokerage, clearing, exchange and other fees was primarily due to significant increases in customer trading volume, offset in part by lower clearing fees per trade resulting from reduced clearing rates.

        Advertising increased $12.0 million or 196.7% to $18.1 million. The increase in advertising was due primarily to the development and implementation of new branding and advertising campaigns.

        Occupancy and related costs increased $1.9 million or 380.0% to $2.4 million. Occupancy and related costs includes rent and operating expenses for facilities, expenditures for repairs and maintenance, and the lease expense for furniture, fixtures, leasehold improvements as well as business equipment. The increase in occupancy cost was due to the opening of two investor services facilities in Charlotte, North Carolina and to the relocation of DLJdirect's headquarters.

        Communications and technology costs increased $4.7 million or 87.0% to $10.1 million. Communications expense includes quotation expenses, expenses related to customer toll-free phone calls and regular telephone services, and lease expense for communication systems infrastructure. Technology expense includes lease expense for technology systems infrastructure and computer equipment. Increases in both communications and technology costs were due primarily to the increased volume of transactions, improvements in and expansion of technology infrastructure, and increases in staff.

        Other operating expenses increased $8.0 million or 181.8% to $12.4 million. Operating expenses are comprised of professional fees, printing and stationery, economic and investment research, allocated corporate overhead and miscellaneous expenses. Professional fees primarily include payments made to marketing consultants and recruiters, and for legal services. Professional fees increased $2.6 million or 185.7% to $4.0 million primarily due to the development of advertising strategies, the relocation of DLJdirect's headquarters, continuing expansion in Charlotte, North Carolina, and the development of international operations. Miscellaneous expenses increased $3.8 million or 271.4% to $5.2 million. Miscellaneous expenses consisted primarily of accruals for bad debt expense, travel and entertainment, information services, customer service related expenses, employee registration fees and expenses for new account credit checks.

        Income before income tax provision and equity in net loss of joint venture increased $14.2 million to $25.5 million for the quarter ended March 31, 2000 from $11.3 million for the quarter ended March 31, 1999. The provision for income taxes for the quarters ended March 31, 2000 and 1999 was $10.7 million, representing a 42.0% effective tax rate, and $4.1 million, representing a 36.3% effective tax rate, respectively.

        Income before advertising costs, income tax provision and equity in net loss of joint venture amounted to $43.6 million and $17.4 million for the quarters ended March 31, 2000 and 1999, respectively.

        DLJdirect has a 50% interest in a foreign-based joint venture with a Japanese bank. This joint venture began trading in June 1999. For the quarter ended March 31, 2000, DLJdirect's share of the equity in the net loss of this joint venture was $1.2 million.

        As a result of the foregoing factors, net income increased to $13.6 million for the quarter ended March 31, 2000 from $7.2 million for the quarter ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES - DLJdirect

        The principal sources of liquidity for DLJdirect's operations are allocated capital and leases of fixed assets through an affiliate. The value of equipment acquired through leases of fixed assets through an affiliate totaled $10.6 million for the three months ended March 31, 2000 and $1.6 million for the three months ended March 31, 1999. These fixed assets were comprised primarily of computers and related systems, furniture and leasehold improvements. DLJdirect generally leases its fixed assets and therefore does not incur significant capital expenditures.

        Although DLJdirect maintains substantial money market accounts, bank accounts and investment accounts consistent with regulatory requirements, DLJdirect continues to be substantially dependent on DLJ Inc. for almost all of its daily financial, administrative and operational services and related support functions including cash management, the receipt of payments from third parties and the distribution of payments to third parties. DLJdirect continues to invest its excess cash. At March 31, 2000, DLJdirect had approximately $236.6 million invested in money market accounts and short-term investments. DLJ Inc. intends to fund DLJdirect's liquidity needs in the ordinary course of business. However, significant expenditures will be funded on a case by case basis as determined by the Board of Directors of DLJ Inc. The board of directors of DLJ Inc. will determine, in its sole discretion, whether to provide any particular funds to either DLJ Inc. or DLJdirect and will not be obligated to do so. In this connection, intercompany receivables/payables are settled periodically through cash transfers to and from DLJdirect's accounts. There are no specific criteria to determine when DLJ Inc. will account for a cash transfer as a long-term loan, a capital contribution or a return of capital rather than an inter-group revolving credit advance. The board of directors of DLJ Inc. will make such a determination in the exercise of its business judgment at the time of such transfer, or the first of such type of transfer, based upon all relevant circumstances.

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

        Cash provided by operating activities totaled $10.2 million and $20.2 million for the three months ended March 31, 2000, and 1999, respectively. The increases were primarily due to increases in transaction volume related to growth in the online brokerage operations. In the three months ended March 31, 2000, there were increased assets including receivables from brokers, dealers and others of $8.3 million and other assets of $1.3 million. These increases were offset by increases in payables to parent and affiliates, net of $7.0 million. In the three months ended March 31, 1999, receivables from brokers, dealers and others increased $846,000. This increase in assets was offset by increases in operating liabilities including payables to parent and affiliates, net of $12.7 million.

        Cash used in investing activities totaled $29.5 million for the three months ended March 31, 2000. For the three months ended March 31, 2000, DLJdirect invested $11.1 million in short-term investments, purchased $4.8 million of long-term corporate development investments and invested an additional $13.7 million in its 50% interest in a joint venture with a Japanese bank.

        For the three months ended March 31, 1999 net cash provided by financing activities totaled $1.0 million which was provided by capital contributions from DLJ Inc. The net proceeds, together with its current cash, cash equivalents and cash generated from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through at least the end of 2000.

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

PART II.  OTHER INFORMATION

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

12      Ratio of earnings to fixed charges

12.1    Ratio of earnings to fixed charge and preferred dividends

15      Independent Accountants' Review Report -- Donaldson, Lufkin &
        Jenrette, Inc.

15.1    Independent Accountants' Review Report -- DLJdirect

27      Financial Data Schedule

(b)     Reports on Form 8-K
        1. Form 8-K dated January 21, 2000; Items 5 and 7
        2. Form 8-K dated March 16, 2000; Items 5 and 7
        3. Form 8-K dated April 20, 2000; Item 5

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DONALDSON, LUFKIN & JENRETTE, INC.


May 15, 2000                                        /s/ Anthony F. Daddino
                                            ------------------------------------
                                            Anthony F. Daddino
                                            EXECUTIVE VICE PRESIDENT AND CHIEF
                                            FINANCIAL OFFICER (ON BEHALF OF THE
                                            REGISTRANT AND AS PRINCIPAL
                                            FINANCIAL OFFICER)

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

11.1    Statement re: computation of diluted earnings per share

12      Ratio of earnings to fixed charges

12.1    Ratio of earnings to fixed charges and preferred dividends

15      Independent Accountants' Review Report -- Donaldson, Lufkin &
        Jenrette, Inc.

15.1    Independent Accountants' Review Report -- DLJdirect

27      Financial Data Schedule