Form 10-Q
period 2000-06-30
DONALDSON LUFKIN & JENRETTE INC /NY/
filed 2000-08-15
CIK 29646

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-----      OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 2000

                                       or

-----     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from to ______to______

                          Commission file number 1-6862

                       DONALDSON, LUFKIN & JENRETTE, INC.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                13-1898818
   ---------------------------------------   -----------------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)


     277 Park Avenue, New York, New York                     10172
   ---------------------------------------   -----------------------------------
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

As of August 3, 2000, the latest practicable date, there were 127,849,217 shares of DLJ Common Stock, $0.10 par value, and 18,400,000 shares of DLJdirect Common Stock, $0.10 par value, outstanding.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

Part I   FINANCIAL INFORMATION

                                                                           Page

                                                                          Number
                                                                          ------
   Item 1.   Financial Statements

             Donaldson, Lufkin & Jenrette Inc. Consolidated Financial
             Statements

                Condensed Consolidated Statements of Financial Condition
                at June 30, 2000 and December 31, 1999 (Unaudited).........  4

                Condensed Consolidated Statements of Income for the three
                and six months ended June 30, 2000 and 1999 (Unaudited)....  6

                Condensed Consolidated Statements of  Changes in
                Stockholders' Equity for the six months ended
                June 30, 2000 (Unaudited)..................................  7

                Condensed Consolidated Statements of Cash Flows for the
                six months ended June 30, 2000 and 1999 (Unaudited)........  8

                Notes to Condensed Consolidated Financial Statements
                (Unaudited)................................................ 10

              DLJdirect Combined Financial Statements

                Condensed Combined Statements of Financial Condition at
                June 30, 2000 and December 31, 1999 (Unaudited)............ 26

                Condensed Combined Statements of Operations for the three and six months ended June 30, 2000 and 1999 (Unaudited) ... 27

                Condensed Combined Statements of  Changes in Allocated
                Equity for the six months ended June 30, 2000 (Unaudited).. 28

                Condensed Combined Statements of Cash Flows for the six
                months ended June 30, 2000 and 1999 (Unaudited)............ 29

                Notes to Condensed Combined Financial Statements
                (Unaudited)................................................ 30

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                           TABLE OF CONTENTS-CONTINUED

                                                                           Page

                                                                          Number
                                                                          ------
   Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations

               Donaldson, Lufkin & Jenrette Inc. Management's Discussion
               and Analysis of Financial Condition and Results
               of Operations...............................................  17

               DLJdirect Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................  33

   Item 3.   Quantitative and Qualitative
                Disclosures About Market Risk.............................   23

Part II   OTHER INFORMATION

   Item 1.   Legal Proceedings

             Donaldson, Lufkin & Jenrette, Inc............................   24
             DLJdirect....................................................   38

   Item 4.   Submission of Matters to a Vote
                of Security Holders .......................................  25

   Item 6.   Exhibits and Reports on Form 8-K.............................   39

Signature.................................................................   40

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS - DONALDSON, LUFKIN & JENRETTE, INC.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

      Condensed Consolidated Statements of Financial Condition (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                      June 30,          December 31,
                                                                                        2000                1999
                                                                                    -------------        ------------

                                     ASSETS
Cash and cash equivalents....................................................     $     1,794,238      $   2,020,543
Cash and securities segregated for regulatory purposes or
   deposited with clearing organizations.....................................             154,301            196,249
Collateralized short-term agreements:
   Securities purchased under agreements to resell...........................          28,281,810         29,538,141
   Securities borrowed.......................................................          34,891,468         30,348,609
Receivables:
   Customers.................................................................          10,742,937          8,671,447
   Brokers, dealers and other................................................          10,227,567          5,978,065
Financial instruments owned, at value:
   U.S. government and agencies..............................................          13,920,225         14,543,947
   Corporate debt............................................................           5,863,149          5,379,440
   Foreign sovereign debt....................................................           2,141,134          3,018,175
   Mortgage whole loans......................................................           3,072,388          1,848,391
   Equity and other..........................................................           2,401,481          3,192,467
   Long-term corporate development investments...............................           1,493,081          1,432,669
Office facilities, at cost, (net of accumulated depreciation and
   amortization of $421,933 and $364,006, respectively)......................             662,897            573,878
Other assets and deferred amounts............................................           2,365,895          2,270,061
                                                                                  ---------------     --------------
Total Assets.................................................................     $   118,012,571       $109,012,082
                                                                                  ===============     ==============

     See accompanying notes to condensed consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

            Condensed Consolidated Statements of Financial Condition
                   (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE AND
                                 PER SHARE DATA)

                                                                                     June 30,          December 31,
                                                                                       2000                1999
                                                                                    ------------       -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term borrowings...................................... $     1,048,229      $    1,358,188
Collateralized short-term financings:
    Securities sold under agreements to repurchase..............................      52,086,225          56,474,394
    Securities loaned...........................................................      14,151,409          11,541,759
Payables:
    Customers...................................................................       7,479,549           7,792,857
    Brokers, dealers and other..................................................       9,614,555           4,780,631
Financial instruments sold not yet purchased, at value:
    U.S. government and agencies................................................      11,038,503           7,530,070
    Corporate debt..............................................................         835,351             624,639
    Equities and other..........................................................       6,060,989           4,788,819
Accounts payable and accrued expenses...........................................       2,615,640           3,295,448
Other liabilities...............................................................       1,206,421           1,408,945

Long-term borrowings............................................................       7,358,535           5,309,090

Company-obligated mandatorily redeemable trust securities
    of subsidiary trust holding solely debentures of the Company................         200,000             200,000

Stockholders' Equity:
    Preferred stock, 50,000,000 shares authorized:
       Series A Preferred Stock, at $50.00 per share liquidation
         preference (4,000,000 shares issued and outstanding)...................         200,000             200,000
       Series B Preferred Stock, at $50.00 per share liquidation
         preference (3,500,000 shares  issued and outstanding)..................         175,000             175,000
    Common Stock, 1,500,000,000 shares authorized:
       DLJ Common Stock ($0.10 par value; 500,000,000 shares authorized;
         127,805,766 and 126,014,091 shares issued
         and outstanding, respectively).........................................          12,781              12,601
       DLJdirect Common Stock ($0.10 par value; 500,000,000 shares authorized;
         18,400,000 shares issued and outstanding; 84,250,000 notional shares in respect of DLJ's retained
         interest)..............................................................           1,840               1,840
    Restricted stock units (10,358,294 units authorized; 51,430
       and 1,099,955 units issued and outstanding, respectively)................             517              11,265
    Paid-in capital.............................................................       1,339,744           1,298,674
    Retained earnings...........................................................       2,586,678           2,205,818
    Accumulated other comprehensive income......................................             605               2,044
    Employee deferred compensation stock trust..................................          13,591              13,591
    Common stock issued to employee deferred compensation trust.................         (13,591)            (13,591)
                                                                                 ----------------     --------------

         Total stockholders' equity.............................................       4,317,165           3,907,242
                                                                                 ---------------      --------------

Total Liabilities and Stockholders' Equity...................................... $   118,012,571      $  109,012,082
                                                                                 ===============      ==============


     See accompanying notes to condensed consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

             Condensed Consolidated Statements of Income (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        Three Months Ended                  Six Months Ended
                                                                             June 30,                           June 30,
                                                                     2000             1999              2000              1999
                                                                  -----------     ------------      ------------       ----------
Revenues:
    Commissions...............................................    $   369,483     $    291,112       $   841,502       $   572,104
    Underwritings.............................................        191,271          409,454           441,896           666,368
    Fees......................................................        514,811          332,673           936,798           619,748
    Interest, net of interest to finance U.S. government,
      agency and mortgage-backed securities of
      $1,081,852, and $789,611, $2,052,143,
      $1,494,862, respectively................................      1,027,184          499,902         1,840,846           976,563
    Principal transactions-net:
      Trading.................................................        214,252          218,418           599,008           392,463
      Investment..............................................         19,470           25,155           149,359            28,179
    Other.....................................................         38,881           33,802            58,935            48,541
                                                                  -----------     ------------       -----------        ----------

       Total revenues.........................................      2,375,352        1,810,516         4,868,344         3,303,966
                                                                  -----------     ------------       -----------        ----------

Costs and Expenses:
    Compensation and benefits.................................        848,261          800,009         1,914,323         1,435,723
    Interest..................................................        822,727          380,651         1,426,817           736,604
    Brokerage, clearing, exchange fees and other..............         88,896           76,326           192,693           147,547
    Occupancy and related costs...............................         52,996           43,032           101,890            84,120
    Communications and technology.............................        126,802          102,054           250,288           193,037
    Other operating expenses..................................        178,170          149,444           335,633           250,935
                                                                  -----------     ------------       -----------        ----------

       Total costs and expenses...............................      2,117,852        1,551,516         4,221,644         2,847,966
                                                                  -----------     ------------       -----------        ----------

Income before provision for income taxes......................        257,500          259,000           646,700           456,000
                                                                  -----------     ------------       -----------       -----------

Provision for income taxes....................................         95,300           93,350           239,300           168,700
                                                                  -----------     ------------       -----------       -----------

Net income....................................................    $   162,200     $    165,650       $   407,400        $  287,300
                                                                  ===========     ============       ===========        ==========

Dividends on preferred stock..................................    $     5,289     $      5,289       $    10,578        $   10,578
                                                                  ===========     ============       ===========        ==========

Earnings applicable to common shares..........................    $   156,911     $    160,361       $   396,822        $  276,722
                                                                  ===========     ============       ===========        ==========

Earnings (loss) applicable to common shares:
    DLJ ......................................................    $   158,096     $   160,312        $   395,570        $  276,673
                                                                  ===========     ============       ===========        ==========
    DLJdirect.................................................    $    (1,185)    $        49        $     1,252        $       49
                                                                  ===========     ============       ===========        ==========

Earnings (loss) per common share:
    DLJ
       Basic..................................................    $      1.24     $       1.28       $      3.10        $     2.22
       Diluted................................................    $      1.15     $       1.14       $      2.87        $     1.99
                                                                  ===========     ============       ===========        ==========
    DLJdirect
       Basic..................................................    $     (0.06)    $       0.00       $      0.07        $     0.00
       Diluted................................................    $     (0.06)    $       0.00       $      0.07        $     0.00
                                                                  ===========     ============       ===========        ==========

Weighted average common shares:
    DLJ
       Basic..................................................        127,826          125,567           127,418           124,783
       Diluted................................................        137,267          140,400           137,836           139,313
                                                                  ===========     ============       ===========        ==========
    DLJdirect
       Basic..................................................         18,400           18,400            18,400            18,400
       Diluted................................................         18,400           20,423            18,401            20,423
                                                                  ============    ============       ===========        ==========

     See accompanying notes to condensed consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (UNAUDITED)

   For the Year Ended December 31, 1999 and the Six Months Ended June 30, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                             Accumulated
                                           DLJ      DLJdirect    Restricted                                     Other
                           Preferred      Common      Common       Stock       Paid-in      Retained        Comprehensive
                             Stock        Stock       Stock        Units       Capital      Earnings            Income        Total
                            -------     --------    --------     -----------   -------      --------        --------------   -------
Balances at
  December 31, 1998....... $ 375,000  $ 12,281     $     -    $  21,333    $  858,066    $  1,657,710        $ 3,309    $ 2,927,699

Net income................         -         -           -            -             -         600,700              -        600,700
Translation adjustment....         -         -           -            -             -               -         (1,265)        (1,265)
   Total comprehensive
   income.................                                                                                                  599,435

Net proceeds from
   issuance of DLJdirect
   Common Stock...........         -         -       1,840            -       344,751               -              -        346,591
Dividends:
  DLJ Common Stock
   ($0.25 per share)......         -         -           -            -             -         (31,412)             -        (31,412)
  Preferred stock
   ($2.82 per share)......         -         -           -            -             -         (21,180)             -        (21,180)
Exercise of stock
   options................         -       222           -            -        72,873               -              -         73,095
Conversion of restricted
   stock units............         -        98                  (10,068)       22,984                              -         13,014
                           ---------  --------     --------   ---------    ----------      ----------        -------    -----------

Balances at
   December  31, 1999....    375,000    12,601       1,840       11,265     1,298,674       2,205,818          2,044      3,907,242

Net income...............          -         -           -            -             -         407,400              -        407,400
Translation adjustment...          -         -           -            -             -               -         (1,439)        (1,439)

  Total comprehensive
    income...............                                                                                                   405,961

Dividends:
  DLJ Common Stock
   ($0.125 per share)....          -         -           -            -             -         (15,962)                      (15,962)
  Preferred stock
   ($1.4104 per share)...          -         -           -            -             -         (10,578)             -        (10,578)
Exercise of stock
   options...............          -        75           -            -        18,875               -              -         18,950
Conversion of restricted
    stock units .........          -       105           -      (10,748)       22,195                              -         11,552
                           ---------  --------     --------   ---------    ----------      ----------        -------     ----------
Balances at
   June 30, 2000.........  $ 375,000  $ 12,781     $ 1,840    $     517   $ 1,339,744     $ 2,586,678     $      605    $ 4,317,165
                           =========  ========     =======    =========   ===========     ===========     ==========    ===========

     See accompanying notes to condensed consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows (UNAUDITED)
                                 (IN THOUSANDS)

                 For the Six Months Ended June 30, 2000 and 1999

                                                                                          2000               1999
                                                                                     -------------      -------------
Cash flows from operating activities:

  Net income.......................................................................  $   407,400        $   287,300
                                                                                     -------------      -------------
  Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
    Depreciation and amortization..................................................       65,807             41,099
    Deferred taxes.................................................................       52,255            (43,453)
    Increase in unrealized appreciation of long-term corporate development
       investments.................................................................      (49,095)           (29,649)
     Foreign currency translation adjustment...................................           (1,439)            (3,266)

   (Increase) decrease in operating assets:
     Cash and securities segregated for regulatory
       purposes or deposited with clearing organizations...........................       41,948            817,827
     Securities purchased under agreements to resell...............................   (3,907,257)        (2,818,870)
     Securities borrowed...........................................................   (4,542,859)        (6,325,074)
     Receivables from customers....................................................   (2,071,490)        (1,220,822)
     Receivables from brokers, dealers and other...................................   (4,249,502)          (897,671)
     Financial instruments owned, at value.........................................      584,043         (4,847,167)
     Other assets and deferred amounts.............................................      (81,933)           (70,524)
   Increase (decrease) in operating liabilities:
     Securities sold under agreements to repurchase................................    3,907,257          2,818,870
     Securities loaned.............................................................    2,609,650          3,366,476
     Payables to customers.........................................................     (313,308)           210,589
     Payables to brokers, dealers and other........................................    4,833,924          3,699,283
     Financial instruments sold not yet purchased, at value........................    4,991,315          2,929,073
     Accounts payable and accrued expenses.........................................     (679,808)          (149,353)
     Other liabilities.............................................................     (184,140)           239,783
                                                                                     ------------     -------------
Net cash provided by (used in) operating activities................................  $ 1,412,768       $ (1,995,549)
                                                                                     -----------       ------------


     See accompanying notes to condensed consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows (UNAUDITED)
                                 (IN THOUSANDS)

                 For the Six Months Ended June 30, 2000 and 1999


                                                                                           2000               1999
                                                                                     ---------------      ------------
Cash flows from investing activities:
    Net (payments for) proceeds from:
      Purchases of long-term corporate development investments..................        $   (552,431)      $   (107,764)
      Sales of long-term corporate development investments......................             541,114             43,954
      Office facilities.........................................................            (150,956)           (87,056)
      Other assets..............................................................             (70,026)          (112,580)
                                                                                      ---------------       -----------

Net cash used in investing activities...........................................            (232,299)          (263,446)
                                                                                       --------------      ------------

Cash flows from financing activities: Net proceeds from (payments for):
    Short-term financings.......................................................          (3,441,797)         1,230,713
    Issuance of:
      DLJdirect stock...........................................................                   -            346,612
      Senior notes..............................................................             503,021            648,738
      Senior secured floating rate notes........................................              (5,065)          (111,179)
      Medium-term notes.........................................................           1,441,914            404,508
      Structured borrowings.....................................................             109,064                  -
      Other long-term debt......................................................                 511               (321)
    Dividends...................................................................             (26,540)           (26,173)
    Exercise of stock options...................................................              12,118             29,644
                                                                                       -------------      -------------

Net cash provided by (used in) financing activities.............................          (1,406,774)         2,522,542
                                                                                         ------------       -----------

(Decrease) increase in cash and cash equivalents................................            (226,305)           263,547

Cash and cash equivalents at beginning of period................................           2,020,543          1,049,253
                                                                                         -----------       ------------

Cash and cash equivalents at end of period......................................         $ 1,794,238       $  1,312,800
                                                                                         ===========       ============


     See accompanying notes to condensed consolidated financial statements.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (UNAUDITED)

                                  June 30, 2000

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

2. Issuance of DLJdirect Common Stock
   ----------------------------------

DLJdirect represents a combination of the assets and liabilities of the Company's online discount brokerage and related investment services business, rather than a separately incorporated entity. DLJdirect Common Stock tracks the separate performance of these businesses for periods subsequent to the date of the offering ("Tracking Stock"). On May 28, 1999 ("the closing date"), the Company issued in an initial public offering 18.4 million shares of DLJdirect Common Stock. Prior to issuing the Tracking Stock, the Company's existing common stock was designated as DLJ Common Stock to reflect the performance of the Company's primary businesses, i.e., Banking, Fixed Income, Equities and Financial Services, plus a retained interest in DLJdirect. All of the Company's businesses other than those included in DLJdirect, plus the Company's retained interest in DLJdirect are referred to as DLJ. Holders of the Tracking Stock are common stockholders of the Company but have no voting rights, except in certain limited circumstances, and will be subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

Earnings applicable to common shares for DLJ includes a 100% retained interest in DLJdirect for periods prior to the closing date and 82.1% for subsequent periods. Operating results reported by DLJ Inc. prior to the closing date were not affected by the issuance of the Tracking Stock.

3. Income Taxes
   ------------

Income taxes for interim period condensed consolidated financial statements have been accrued using the Company's estimated effective tax rate. Federal income taxes paid for the six months ended June 30, 2000 and 1999 were $ 244.2 million and $106.5 million, respectively.

4. Borrowings
   ----------

Short-term borrowings are generally demand obligations with interest approximating Federal fund rates. Such borrowings are generally used to facilitate the securities settlement process, to finance securities inventories and to finance securities purchased by customers on margin. At June 30, 2000 and December 31, 1999 there were no borrowings secured by Company-owned securities.

The Company has a $2.0 billion commercial paper program. Obligations issued under this program are exempt from registration under the Securities Act of 1933, as amended under Section 4(2) (the "Securities Act"). At June 30, 2000, $1.0 billion was outstanding under this program.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (UNAUDITED)


Long-term borrowings:                                                                         June 30,         December 31,
                                                                                                2000               1999
                                                                                             ----------         ----------
                                                                                                    (IN THOUSANDS)
                                                                                                    --------------
Senior notes, 5.875%-8.00% due various dates through 2008.............................       $ 2,543,694         $ 2,040,673
Medium-term notes, 4.995% - 7.42% due various dates through 2016......................         3,671,773           2,229,859
Senior secured floating rate notes due 2005...........................................           290,627             295,692
Global floating rate notes, due 2002..................................................           349,416             348,805
Subordinated exchange notes, 9.58%  due 2003..........................................           225,000             225,000
Structured borrowings, 5.00% - 8.6517% due various dates through 2006.................           257,708             148,644
Other borrowings......................................................................            20,317              20,417
                                                                                             -----------         -----------

     Total long-term borrowings.......................................................       $ 7,358,535         $ 5,309,090
                                                                                             ===========         ===========

Current maturities....................................................................       $   814,966         $   460,569
                                                                                            ============         ===========

In February 2000, the Company, filed a shelf registration with the Securities and Exchange Commission which enables the Company to issue $3.1 billion of senior debt, subordinated debt securities, preferred stock and warrants.

In April 2000, the Company established a Euro Medium-Term Note program which enables it to issue up to $1.0 billion of notes. During the quarter ended June 30, 2000, the Company issued $890.4 million medium-term notes with various maturity dates through 2005 from this program. In addition, the Company issued $354.0 million medium-term notes with various maturity dates through 2002, under its shelf registration statement.

For the six months ended June 30, 2000 and 1999, interest paid on all borrowings and financing arrangements amounted to $3.4 billion and $2.2 billion, respectively.

5. Long-term Corporate Development Investments
   -------------------------------------------

Long-term corporate development investments represent the Company's involvement in private debt and equity investments. These investments generally have no readily available market or may otherwise be restricted as to resale under the Securities Act of 1933; therefore, these investments are carried at estimated fair value as determined by the Finance Committee of the Board of Directors. The cost of these investments was $1.4 billion at June 30, 2000 and December 31, 1999. For the six months ended June 30, 2000 and 1999, the increase in net unrealized appreciation amounted to $49.1 million and $29.6 million, respectively. Changes in unrealized appreciation (depreciation) arising from changes in fair value or upon realization are reflected in revenues, principal transactions-net, investment revenues in the condensed consolidated statements of income.

6. Net Capital
   -----------

The Company's principal wholly owned subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"), is a registered broker-dealer, a registered futures commission merchant and member firm of The New York Stock Exchange, Inc. (the "NYSE"). Accordingly, DLJSC is subject to the minimum net capital requirements of the Securities and Exchange Commission, NYSE and the Commodities Futures Trading Commission. As such, it is subject to NYSE's net capital rule, which conforms to the Uniform Net Capital Rule pursuant to rule 15c3-1 of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). Under the alternative method permitted by this rule, the required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds whichever is greater. If a member firm's capital is less than four percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm's net capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. At June 30, 2000, DLJSC's net capital of approximately $1.6 billion was 14.7 percent of aggregate debit balances and in excess of the minimum requirement by approximately $1.4 billion.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (UNAUDITED)


The Company's London-based broker-dealer subsidiaries are subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Other U.S. and foreign broker-dealer subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At June 30, 2000, the Company and its broker-dealer subsidiaries complied with all applicable regulatory capital adequacy requirements.

7. Earnings Per Share
   ------------------

Earnings per common share for periods subsequent to the issuance of the Tracking Stock have been calculated using the two-class method. The two-class method is an earnings allocation formula that determines the earnings per share for each class of common stock according to participation rights in undistributed earnings.

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

The numerators and denominators of the basic and diluted earnings per common share computations include the following items:

                                                                       Three Months Ended             Six Months Ended
                                                                            June 30,                      June 30,
DLJ Common Stock                                                      2000            1999          2000            1999
----------------                                                      -----           -----         -----           ----
                                                                                        (IN THOUSANDS)
 Earnings applicable to common shares-basic and diluted...           $ 158,096    $   160,312       $395,570      $ 276,673
                                                                     =========    ===========       ========      =========

 Weighted average common shares-basic............................      127,826        125,567        127,418        124,783

 Effect of dilutive securities:
   Restricted stock units........................................         (106)           946             79          1,114
   Stock options.................................................        9,547         13,887         10,339         13,416
                                                                    ----------    -----------       --------       --------

Weighted average common shares-diluted...........................      137,267        140,400        137,836        139,313
                                                                    ==========    ===========       ========      =========

DLJdirect Common Stock
----------------------

 Earnings (loss) applicable to common shares-basic and diluted...   $   (1,185)   $        49       $  1,252      $      49
                                                                    ==========    ===========       =========     =========

 Weighted average common shares-basic............................       18,400         18,400         18,400         18,400

 Effect of diluted stock options.................................            0          2,023              1          2,023
                                                                    ----------   ------------       --------      ---------

 Weighted average common shares - diluted........................       18,400         20,423         18,401         20,423
                                                                    ==========   ============       ========      =========

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (UNAUDITED)


8. Derivative Financial Instruments
   --------------------------------

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

QUANTITATIVE DISCLOSURES FOR ALL TRADING DERIVATIVES

The notional or contract amounts indicate the extent of the Company's involvement in the derivative instruments noted above. They do not measure the Company's exposure to market or credit risk and do not represent the future cash requirements of such contracts. The notional (contract) amounts for derivatives outstanding at June 30, 2000 and December 31, 1999 are as follows:

                                                                 June 30,        December 31,
                                                                   2000              1999
                                                                 --------        ------------
                                                                        (IN BILLIONS)
                                                                        -------------

Options written...............................................      $ 16.2          $ 15.1
Options purchased.............................................      $ 15.7          $  7.4
Forward contracts purchased...................................      $ 49.5          $ 35.6
Forward contracts sold........................................      $ 55.3          $ 41.1
Futures contracts purchased...................................      $  5.2          $  2.9
Futures contracts sold........................................      $  2.4          $  4.3
Swaps.........................................................      $ 37.6          $ 24.5

The fair values of derivatives outstanding at June 30, 2000 and December 31, 1999 are as follows:

                                                           June 30, 2000            December 31, 1999
                                                           -------------            -----------------
                                                      Assets     Liabilities      Assets    Liabilities
                                                      ------     -----------      ------    -----------
                                                                           (IN MILLIONS)
                                                                           -------------

Options...........................................      $   378.7    $ 869.7      $ 519.9    $ 1,002.6
Forward contracts.................................      $   230.8    $ 165.1      $ 327.1    $   247.3
Futures contracts.................................      $    36.1    $  13.6      $   3.5    $     9.8
Swaps.............................................      $   409.2    $ 377.8      $ 256.9    $   240.2


The average fair values of derivatives for the six months ended June 30, 2000 and the year ended December 31, 1999 are as follows:

                                                           Six Months Ended             Year Ended
                                                             June 30, 2000          December 31, 1999
                                                             -------------          -----------------
                                                         Assets     Liabilities   Assets    Liabilities
                                                         ------     -----------   ------    -----------
                                                                           (IN MILLIONS)
                                                                           -------------

Options...........................................      $ 405.6     $ 964.1       $169.5     $ 444.8
Forward contracts.................................      $ 326.4     $ 263.1       $329.0     $ 312.6
Futures contracts.................................      $  25.3     $  24.1       $ 10.3     $   7.4
Swaps.............................................      $ 401.0     $ 360.6        $253.3     $  94.3


The majority of the Company's derivatives are short-term in duration.

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (UNAUDITED)


DISCLOSURES FOR ALL NON-TRADING DERIVATIVES

The Company also enters into interest rate and cross currency swaps to modify the characteristics of periodic interest payments associated with some of its long-term debt obligations. At June 30, 2000 and December 31, 1999, the notional amount of these swaps was $4.4 billion and $3.3 billion, respectively.

9. Commitments and Contingencies
   -----------------------------

The Company issues letters of credit for which it is contingently liable for $363.3 million at June 30, 2000.

The Company enters into commitments to extend credit to non-investment grade borrowers in connection with the origination and syndication of senior bank debt. At June 30, 2000, unfunded senior bank loan commitments outstanding amounted to $925.1 million.

At June 30, 2000, the Company has commitments of $689.2 million to invest on a side by side basis with merchant banking partnerships.

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

10. Industry Segment and Geographic Data
    ------------------------------------

The Company operated and managed its businesses through four operating segments:
Banking, Equities, Fixed Income and Financial Services. The following is a summary of the Company's segment data:

                                                              Fixed                     Financial
                                               Banking       Income       Equities      Services     Elimination
For the Quarters Ended:                         Group         Group         Group         Group        & Other        Total
-----------------------                       --------       ------       --------      ---------    ------------     -----
                                                                                    (IN MILLIONS)
June 30, 2000
-------------

Net revenues from external sources.......      $ 472.5       $ 121.2       $ 345.8       $ 428.0       $ (19.4)      $ 1,348.1
Net intersegment revenues................          -             -            (1.3)         42.2         (40.9)            0.0
Net interest revenue.....................        (10.9)         42.6          14.6          97.0          61.2           204.5
                                               -------       -------       -------       -------       --------      ---------
   Total net revenues.                         $ 461.6       $ 163.8       $ 359.1       $ 567.2       $   0.9       $ 1,552.6
                                               =======       =======       =======       =======       ========      =========
Income before income taxes...............      $  96.4       $  30.0       $  49.1       $ 108.6       $ (26.6)      $   257.5
                                              ========       =======       =======       =======       =======       =========

June 30, 1999
-------------

Net revenues from external sources.......      $ 476.9       $ 290.2       $ 248.1       $ 333.4       $ (37.9)      $ 1,310.6
Net intersegment revenues................          -            (0.2)         (2.2)         40.8         (38.4)            0.0
Net interest revenue.....................         (2.3)         27.5           6.0          63.0          25.1           119.3
                                               -------       -------       -------       -------       -------       ---------
   Total net revenues....................      $ 474.6       $ 317.5       $ 251.9       $ 437.1       $ (51.2)      $ 1,429.9
                                               =======       =======       =======       =======       =======      ==========
Income before income taxes...............      $ 126.0       $ 110.8       $  24.8       $  83.8       $ (86.4)      $   259.0
                                               =======       =======       =======       =======       =======       =========

For the Six Months Ended:
------------------------

June 30, 2000
-------------

Net revenues from external sources.......     $1,027.8       $ 318.3       $ 791.9       $ 945.1      $  (55.6)      $ 3,027.5
Net intersegment revenues................          -             0.0          (3.1)         87.4         (84.3)            0.0
Net interest revenue.....................        (18.1)         90.7          20.3         210.2         110.9           414.0
                                              --------       -------       -------       -------      ---------    -----------
   Total net revenues.                       $ 1,009.7       $ 409.0       $ 809.1     $ 1,242.7       $ (29.0)      $ 3,441.5
                                             =========       =======       =======     =========       =======       =========
Income before income taxes...............    $   250.8       $ 111.0       $ 143.2    $    279.1      $ (137.4)      $   646.7
                                            ==========       =======       =======    ==========      ========      ==========

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (UNAUDITED)


                                                              Fixed                     Financial
                                               Banking       Income       Equities      Services     Elimination
For the Six Months Ended (Cont'd):              Group         Group         Group         Group        & Other        Total
----------------------------------              -----         -----         -----         -----        -------        -----
                                                                                    (IN MILLIONS)
June 30, 1999
-------------
Net revenues from external sources.......    $   800.8    $    471.4     $   457.2    $    663.6    $    (65.6)  $     2,327.4
Net intersegment revenues................          -            (0.1)         (3.3)         55.1         (51.7)            0.0
Net interest revenue.....................         (3.8)         55.6          11.4         124.7          52.1           240.0
                                             ---------    ----------     ---------    ----------    -----------    -----------
   Total net revenues....................    $   797.0       $ 526.9     $   465.3     $   843.4    $    (65.2)  $     2,567.4
                                             =========       =======     =========     =========    ==========   =============
Income before income taxes...............    $   204.3       $ 173.6     $    49.5     $   174.4    $   (145.8)  $       456.0
                                             =========       =======     =========     =========    ==========   =============

Balance sheet data:

June 30, 2000
-------------
Segment assets..........................     $ 2,395.4    $ 72,581.7     $ 7,428.2     $ 43,430.2   $(7,822.9)   $   118,012.6
                                             ==========   ==========     ==========    ==========   ==========   =============

December 31, 1999
-----------------
Segment assets..........................     $ 2,273.2    $ 74,884.7     $ 5,325.5     $ 30,586.4   $(4,057.7)   $   109,012.1
                                             ==========   ==========     =========     ==========   =========    =============

The following is a reconciliation of the Company's reported income before provision for income taxes to the Company's consolidated totals:

                                                                  Three Months Ended                  Six Months Ended
                                                                       June 30,                           June 30,
                                                                2000             1999              2000             1999
                                                          ----------------------------------------------------------------------
                                                                                      (IN MILLIONS)
Income before provision for income taxes:
----------------------------------------

Total income for reported segments.........................    $  284.1          $ 345.3           $ 784.1          $ 601.8
All other income (losses)..................................        61.7             (5.8)             83.0            (27.0)
Consolidation/elimination (1)..............................       (88.3)           (80.5)           (220.4)          (118.8)
                                                               --------          -------           -------         --------

   Total income before provision for income taxes.........     $  257.5          $ 259.0           $ 646.7         $  456.0
                                                               ========          =======           =======         ========

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

The Company's principal operations are located in the United States. The Company maintains offices in Europe, Latin America and Asia, with the majority of foreign business done through the London offices. The following are net revenues by geographic region:

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                               2000               1999
                                                                        --------------------------------------
                                                                                    (IN MILLIONS)
United States......................................................            $ 2,744.2          $ 2,201.4
Other foreign......................................................                697.3              366.0
                                                                              ----------          ---------

      Total........................................................           $  3,441.5          $ 2,567.4
                                                                              ==========          =========

               DONALDSON, LUFKIN & JENRETTE, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (UNAUDITED)


11. Legal Proceedings.
    -----------------

On July 21, 2000, in the consolidated action captioned IN RE PUBLIC OFFERING FEE ANTITRUST LITIGATION pending in the U.S. District Court for the Southern District of New York, plaintiffs filed a motion for leave to file a second amended complaint. The principal proposed amendment to the previously filed Consolidated Amended Complaint is the addition of an issuer company as a plaintiff. On August 3, 2000, another purported class action, captioned CHS ELECTRONICS, INC. V. CREDIT SUISSE FIRST BOSTON CORPORATION, ET AL., Case No. 00-2822, was filed in the U.S. District court for the Southern District of Florida against 18 securities firms, including Donaldson, Lufkin & Jenrette, Inc. ("DLJ"). The complaint makes allegations substantially similar to those advanced in IN RE PUBLIC OFFERING FEE ANTITRUST LITIGATION, asserting that defendants conspired to fix the "fee" paid for underwriting initial public offering securities by setting the underwriters' discount or "spread" at 7% in violation of the federal antitrust laws. The complaint seeks treble damages in an unspecified amount and injunctive relief as well as attorney's fees and costs. To date, DLJ has not been served in the action filed in Florida. DLJ and DLJSC intend to defend themselves vigorously against all the allegations contained in the complaints.

On or about January 31, 2000, Ameriserve Food Distribution, Inc. ("Ameriserve"), its parent company, Nebco Evans Holding Company ("NEHC"), and related corporations, filed Chapter 11 petitions in the U. S. Bankruptcy Court for the District of Delaware. Over a period of several years DLJSC provided investment banking services to Ameriserve and NEHC. A DLJ merchant banking affiliate was for a time an investor in Ameriserve, and an employee of DLJSC and an employee of a DLJ merchant banking affiliate were members of the board of directors of Ameriserve. In the Bankruptcy Court proceedings discovery has been sought from DLJ and its affiliates in connection with their relationships with these companies. In addition, the staff of the Securities and Exchange Commission has issued an informal request for information, and the U. S. Attorney's Office for the Eastern District of New York has issued a grand jury subpoena requesting information. DLJ and its affiliates are cooperating with these discovery requests. No claim has been brought against DLJ or its affiliates to date.

Between September 1995 and October 1998, DLJSC was named as a defendant in six separate actions filed by institutional investors who invested and lost approximately $300 million in three hedge funds (the "Funds") managed by David Askin ("Askin"). The Funds filed for bankruptcy in April 1994. All six complaints have been consolidated for discovery purposes and are currently pending in the U. S. District Court for the Southern District of New York. The defendants are Askin, Askin Capital Management ("ACM", Askin's management company), and two securities dealers (including DLJSC) that sold collateralized mortgage obligations to the Funds. The only claim against DLJSC that has survived a motion to dismiss is aiding and abetting common law fraud. The complaints allege that DLJSC aided and abetted an alleged fraud of the investors by Askin and ACM by selling securities that were inconsistent with the Funds' investment objectives and by providing inaccurate monthly mark-to-market prices for securities purchased by the Funds. The actions seek joint and several recovery of rescissionary, compensatory, and punitive damages. DLJSC's motion for summary judgment on the plaintiffs' claims is currently pending. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaints.

In August 1997, DLJSC was named as a defendant in another action arising out of the bankruptcy of the Funds. This action was brought by the "Litigation Advisory Board," an entity created by the Funds' plan of liquidation to pursue all unresolved claims held by the Funds. The action is currently pending in the U.
S. District Court for the Southern District of New York. The only claims against DLJSC that have survived a motion to dismiss are for breach of contract. Generally, the lawsuit alleges that the Funds were damaged when DLJSC issued allegedly improper margin calls and liquidated the Funds' reverse repurchase positions at less than fair market value. The complaint alleges that the Funds' investors lost over $400 million in equity, but does not specify the amount of damages that the Funds themselves claim to have suffered as a result of the allegations made in this complaint. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaint.

Although there can be no assurance, DLJ's management does not believe that the ultimate outcome of the matters described above will have a material adverse effect on DLJ's consolidated financial condition. Based upon the information currently available to it, DLJ's management cannot predict whether or not these matters will have a material adverse effect on DLJ's results of operations in any particular period.

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

           The business environment in the second quarter of 2000 was characterized by continued strong economic growth and rising interest rates, resulting in volatile market conditions. Most major market indices fell during the second quarter, particularly the technology-heavy NASDAQ. Higher interest rates had a negative impact on new issuances of stocks and bonds. Domestic stock and bond issuances decreased 24% from the second quarter of 1999. High-yield bond issuances were particularly affected by the rising rates and the decline in the technology sector. The demand for global financial advisory services continued to be strong, reflecting the trends of consolidation and globalization across industry sectors and borders. In an effort to slow the U.S. economy and relieve inflationary pressures, the Federal Reserve Board raised the federal funds rate 50 basis points to 6.5% on May 16, 2000, the sixth increase since June of 1999. There are indications that this strategy has been successful, as the economy has shown signs of slowing, while inflation has remained moderate. There is still some uncertainty, however, which clouds the outlook for interest rates.

RESULTS OF OPERATIONS  -  DLJ INC.
---------------------------------

QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999
-------------------------------------------------------------------

         Total revenues increased $564.9 million, or 31.2% to $2.4 billion. Revenues increased primarily as a result of increases in commissions, fees and interest, offset by substantial decreases in underwritings. Changes in net revenues from external sources for each of the Company's industry segments were:
Banking Group revenues decreased $4.4 million due to increased merger and acquisition and other advisory fees, offset by the effects of decreased underwriting revenues; Equities Group revenues increased $97.7 million primarily as a result of increased commissions, net interest income and strong trading revenues, both domestically and internationally; Fixed Income Group revenues decreased $169.0 million, principally as a result of a dramatic decline in underwriting revenues, particularly in the high-yield markets; Financial Services Group revenues increased $94.7 million primarily as a result of increased commission revenues, net interest income and fee income in the Company's correspondent and online brokerage businesses.

         Commission revenues increased $78.4 million or 26.9% to $369.5 million due to increased business in virtually all areas. Share volumes on the NYSE and NASDAQ exchanges averaged a combined 2.5 billion shares per day for the second quarter of 2000 compared to approximately 1.8 billion shares per day for the comparable period a year ago. Commissions generated internationally, primarily in London and Hong Kong equities, more than doubled over 1999.

         Underwriting revenues decreased $218.2 million or 53.3% to $191.3million, as rising interest rates led to the decline in new issuances of stocks and bonds, particularly in the high-yield markets.

         Fee revenues increased $182.1 million or 54.7% to $514.8 million. These results reflect primarily the Company's continuing market share growth in global merger and acquisitions advisory transactions and fees related to private fund and private placement activities. Fee income in the Company's retail, correspondent and online brokerage businesses increased due to customer demand for a variety of portfolio advisory and technology services.

         Interest, net of interest expense to finance U.S. government, agency and mortgage-backed securities, increased $527.3 million or 105.5% to $1.0 billion. The increase was across all areas of the firm but primarily in customer-driven activities such as securities lending/borrowing and margin lending. Margin debit balances increased approximately 60% and short-term rates were more than 100 basis points higher than the previous year.

         Principal transactions-net, trading revenues decreased $4.1 million to $214.3 million primarily as a result of reduced trading volumes in the fixed income markets.

         Principal transactions-net, investment revenues decreased $5.7 million to $19.5 million primarily as a result of decreased realized and unrealized gains on the Company's merchant banking and venture capital investments.

         Total costs and expenses increased $566.4 million or 36.5% to $2.1 billion primarily due to growth in the correspondent and online discount securities businesses as well as the Company's international expansion in Europe and Hong Kong.

         Compensation and benefits increased $48.3 million or 6.0% to $848.3 million. Incentive and production-related compensation remained relatively unchanged in 2000. Base compensation, including benefits and payroll taxes, increased by 25.5% primarily due to the Company's significant international expansion. Full-time worldwide personnel increased 2,200 or 24% to 11,300 at quarter-end 2000 as compared to second quarter 1999.

         Interest expense increased $442.0 million or 116.1% to $822.7 million due primarily to increased borrowing to finance customer activity as well as the significant increases in interest rates noted above.

         All other expenses increased $76.1 million or 20.5% to $446.9 million, as noted below.

         Communications and technology increased by $24.7 million due to expansion of the Company's international operations, implementation and development of new systems, and overhaul of the online customer trading and information systems for the Company's correspondent brokerage network. Brokerage, clearing, exchange fees and other expenses increased $12.6 million due to increased trading volume and transaction fee payments. Occupancy and related costs increased $10.0 million primarily as a result of the Company's domestic growth and international expansion. All other operating expenses increased $28.8 million. Included therein are professional fees, travel and entertainment, and printing and stationery which increased $17.1 million due to an overall increase in the level of business activity, and advertising which increased $7.5 million, due to the development and implementation of a new advertising campaign by DLJdirect.

         The changes in income before income taxes for each industry segment were: Banking Group pretax income decreased $29.6 million as a result of decreased underwritings, offset in part by increased fees related to merger and acquisition activity; Equities Group pretax income increased $24.3 million due to increases in commissions, net interest income and trading gains; Fixed Income Group pretax income decreased $80.8 million as a result of decreased underwriting revenues in all areas; Financial Services Group pretax income increased $24.8 million as a result of increased commissions, net interest income, and fees related to its correspondent and online brokerage businesses, offset by increased advertising and technology spending.

         The Company's income tax provision for the quarters ended June 30, 2000 and 1999 was $95.3 million and $93.4 million, a 37.0% and 36.0% effective tax rate, respectively.

         Net income for the quarter ended June 30, 2000 decreased $3.5 million, or 2.1% to $162.2 million. Diluted earnings per common share were $1.15 for 2000 and $1.14 for 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999
-------------------------------------------------------------------------

         Total revenues for the six months increased $1.6 billion, or 47.3% to $4.9 billion. During 2000, revenues increased primarily as a result of increases in commissions, fees, interest, trading and investment gains, offset by decreases in underwritings. Changes in net revenues from external sources for each of the Company's industry segments were: Banking Group revenues increased $227.0 million primarily as a result of increased merger and acquisition and other advisory fees, which offset the effects of decreased underwriting revenues. The Company's growing market share in global transactions was reflected in the 78% increase in revenues from international banking; Equities Group revenues increased $334.7 million primarily as a result of increased commissions, net interest income and trading revenues, both domestically and internationally; Fixed Income Group revenues decreased $153.1 million, principally as a result of reduced underwriting revenues in the high-yield market, offset in part by strong secondary trading activity in this area; Financial Services Group revenues increased $281.5 million primarily as a result of increased commission revenues, net interest income and trading gains in the Company's correspondent and online brokerage businesses.

         Commission revenues increased $269.4 million or 47.1% to $841.5 billion due to increased business in virtually all areas. Commissions generated internationally, primarily in London and Hong Kong equities increased threefold over the comparable period of 1999.

         Underwriting revenues decreased $224.5 million or 33.7% to $441.9 million, primarily as a result of the overall decline in domestic new issuances of stocks and bonds, particularly in the high-yield market.

         Fee revenues increased $317.1 million or 51.2% to $936.8 million. These results reflect primarily the Company's continuing market share growth in global merger and acquisitions advisory transactions. Fee income in the Company's correspondent and online brokerage businesses increased due to customer demand for a variety of portfolio advisory and technology services.

         Interest, net of interest expense to finance U.S. government, agency and mortgage-backed securities, increased $864.2 million or 88.5% to $1.8 billion. The increase was primarily in customer-driven activities such as securities lending/borrowing and margin lending. Margin debit balances increased approximately 67% and most short-term rates were more than 100 basis points higher than the previous year.

         Principal transactions-net, trading revenues increased $206.5 million to $599.0 million primarily as a result of increases in customer order flow and trading volumes in both the equity and fixed income markets.

         Principal transactions-net, investment revenues increased $121.2 million to $149.4 million primarily as a result of increased realized and unrealized gains on the Company's merchant banking and venture capital investments.

         Total costs and expenses for 2000 increased $1.4 billion or 48.2% to $4.2 billion primarily due to growth in the correspondent and online discount securities businesses as well as the Company's international expansion in Europe and Hong Kong.

         Compensation and benefits increased $478.6 million or 33.3% to $1.9 billion. Incentive and production-related compensation increased by 33.8% in 2000. Base compensation, including benefits and payroll taxes, increased by 32.1% primarily due to the Company's significant international expansion. Full-time worldwide personnel increased 2,200 or 24 % to 11,300 at June 30, 2000 as compared to June 30, 1999.

         Interest expense increased $690.2 or 93.7% to $1.4 billion due primarily to increased borrowing to finance customer activity as well as the significant increases in interest rates noted above.

         All other expenses increased $205.0 million or 30.3% to $880.5 million, as noted below.

         Communications and technology increased by $57.3 million due to expansion of the Company's international operations, implementation and development of new systems, and overhaul of the online customer trading and information systems for the Company's correspondent brokerage network. Brokerage, clearing, exchange fees and other expenses increased $45.2 million due to increased trading volume and transaction fee payments. Occupancy and related costs increased $17.8 million primarily as a result of the Company's domestic growth and international expansion. All other operating expenses increased $84.7 million. Included therein are professional fees, travel and entertainment, and printing and stationery which increased $41.7 million due to an overall increase in the level of business activity, and advertising which increased $19.2 million, due to the development and implementation of a new advertising campaign by DLJdirect.

         The changes in income before income taxes for each industry segment were: Banking Group pre-tax income increased $46.5 million as a result of increased fees related to merger and acquisition activity which more than offset decreased underwritings; Equities Group pretax income increased $93.7 million due to increases in commissions, fees and trading gains; Fixed Income Group pretax income decreased $62.6 million as a result of decreased underwriting revenues in the high-yield and real estate finance areas, offset in part by increased trading gains; Financial Services Group pretax income increased $104.7 million as a result of increased commissions, net interest income and trading gains in its correspondent and online brokerage businesses, offset by increased advertising and technology spending.

         The Company's income tax provision for the six months ended June 30, 2000 and 1999 was $239.3 million and $168.7 million, a 37.0% effective tax rate for both periods.

         Net income for the six months ended June 30, 2000 increased $120.1 million, or 41.8% to $407.4 million. Diluted earnings per common share were $2.87 for 2000 and $1.99 for 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's assets are highly liquid with the majority consisting of securities inventories and collateralized receivables, each of which fluctuate depending on the levels of proprietary trading and customer business. Such collateralized receivables consist primarily of resale agreements and securities borrowed, both of which are secured by U.S. government and agency securities, and marketable corporate debt and equity securities. In addition, the Company has significant receivables that turn over frequently from customers, brokers and dealers. To meet client needs as a securities dealer, the Company may carry significant levels of trading inventories. As such, because of changes relating to customer needs, economic and market conditions and proprietary trading strategies, the Company's total assets or the individual components of total assets vary significantly from period to period. At June 30, 2000 and December 31, 1999, the Company's total assets were $118.0 billion and $109.0 billion, respectively.

         The majority of the Company's assets are financed through daily operations by repurchase agreements, financial instruments sold not yet purchased, securities loaned, bank loans, commercial paper and through payables to brokers and dealers. Short-term funding is generally obtained at rates related to federal funds, LIBOR and money market rates. Depending upon prevailing market conditions, other borrowing costs are negotiated. The Company monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowings. Additionally in 1999, the Company received net proceeds from the issuance of DLJdirect Common Stock of $346.6 million

         In July 2000, the Company amended its $2.5 billion revolving credit facility with various banks, increasing the aggregate commitment to $2.8 billion, of which $2.38 billion may be unsecured. There were no borrowings outstanding under this agreement at June 30, 2000.

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

         In February 2000, the Company filed a shelf registration with the Securities and Exchange Commission, which enables the Company to issue $3.1 billion of senior debt, subordinated debt, preferred stock and warrants.

         During the first quarter of 2000, the Company issued $500 million of 8% senior notes maturing on March 1, 2005 and $485.0 million of medium-term notes with various maturity dates through 2007.

         In April 2000, the Company established a Euro Medium-Term Note program, which enables it to issue up to $1.0 billion of notes. During the quarter ended June 30, 2000, the Company issued $890.4 million medium-term notes with various maturity dates through 2005 from this program. In addition, the Company issued $354.0 million medium-term notes with various maturity dates through 2002, under its shelf registration statement.

         In addition, during the quarter ended June 30, 2000, commercial paper outstanding under the Company's $2.0 billion commercial paper program decreased from $1.2 billion to $1.0 billion.

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

         The Company's current credit ratings of its long-term debt and commercial paper are as follows:

                                 Long-Term Debt        Commercial Paper
                                 --------------        ----------------

        Fitch                          A                     F-1
        Moody's                        A3                    P-2
        Standard & Poors               A-                    A-2
        Thomson BankWatch              A+                   TBW-1

         The Company's principal wholly owned subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") is subject to the capital requirements of the Securities and Exchange Commission, the New York Stock Exchange, Inc., the Commodities Futures Trading Commission and the Chicago Board of Trade, all of which regulate the general capital adequacy and liquidity of broker-dealers and/or futures commission merchants. DLJSC has consistently maintained capital substantially in excess of the minimum requirements of such capital rules. At June 30, 2000, DLJSC had aggregate regulatory "net capital," after adjustments required by Rule 15c3-1 under the Securities Exchange Act of 1934, of approximately $1.6 billion, which exceeded minimum net capital requirements by $1.4 billion and which exceeded the net capital required by DLJSC's most restrictive debt covenants by $0.8 billion. The Company's London-based broker-dealer subsidiaries are subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Other U.S. and foreign broker-dealer subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At June 30, 2000, the Company and its broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

CASH FLOWS
----------

         The Company's consolidated statements of cash flows classify cash flow into three broad categories: cash flows from operating activities, investing activities and financing activities. The Company's net cash flows are principally associated with operating and financing activities, which support the Company's trading, customer and banking activities.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999
---------------------------------------

         At June 30, 2000 and 1999, cash and cash equivalents totaled $1.8 billion and $1.3 billion, respectively, a decrease of $0.2 billion and an increase of $0.3 billion, respectively.

         Cash provided by (used in) operating activities totaled $1.4 billion and $(2.0) billion in 2000 and 1999, respectively. In 2000, there were increases in assets including securities borrowed of $4.5 billion and receivables from customers, brokers, dealers and other of $6.3 billion. These increases were more than offset by increases in liabilities including payables to brokers, dealers and other of $4.8 billion, securities loaned of $2.6 billion and financial instruments sold not yet purchased of $5.0 billion. In 1999, there were increases in assets including receivables from customers, brokers, dealers and other of $2.1 billion, financial instruments owned of $4.8 billion, and securities borrowed of $6.3 billion. An increase in liabilities, including payables to brokers, dealers and other of $3.7 billion, securities loaned of $3.4 billion and financial instruments sold, not yet purchased of $2.9 billion offset these changes.

         In 2000 and 1999, net cash used in investing activities of $232.3 million and $263.4 million, respectively, consisted primarily of purchases related to the Company's domestic and international offices and net purchases of long-term corporate development investments.

         In 2000 and 1999, net cash (used in) provided by financing activities totaled $(1.4) billion and $2.5 billion, respectively. In 2000, $3.4 billion was used to pay down short-term financings (principally repurchase agreements) and $2.0 billion was provided by the issuance of senior notes, medium-term notes and structured borrowings. In 1999, $1.2 billion was provided by short-term financings (principally repurchase agreements) and $942.1 billion was provided by the issuance of senior notes, medium-term notes and structured borrowings. Additionally in 1999, the Company received net proceeds from the issuance of DLJdirect Common Stock of $346.6 million.

DERIVATIVE FINANCIAL INSTRUMENTS
--------------------------------

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

QUANTITATIVE DISCLOSURES FOR TRADING DERIVATIVES
------------------------------------------------

The notional or contract amounts indicate the extent of the Company's involvement in the derivative instruments noted above. They do not measure the Company's exposure to market or credit risk and do not represent the future cash requirements of such contracts. The notional (contract) amounts for derivatives outstanding at June 30, 2000 and December 31, 1999, are as follows:

                                                June 30,        December 31,
                                                  2000              1999
                                                -------         ------------
                                                      (IN BILLIONS)
                                                      -------------
Options written.............................      $ 16.2          $ 15.1
Options purchased...........................      $ 15.7          $  7.4
Forward contracts purchased.................      $ 49.5          $ 35.6
Forward contracts sold......................      $ 55.3          $ 41.1
Futures contracts purchased.................      $  5.2          $  2.9
Futures contracts sold......................      $  2.4          $  4.3
Swaps.......................................      $ 37.6          $ 24.5

The majority of the Company's derivatives are short-term in duration.

DISCLOSURES FOR NON-TRADING DERIVATIVES
---------------------------------------

The Company also enters into interest rate and cross currency swaps to modify the characteristics of periodic interest payments associated with some of its long-term debt obligations. At June 30, 2000 and December 31, 1999, the notional amount of these swaps was $4.4 billion and $3.3 billion, respectively.

MERCHANT BANKING AND BRIDGE LENDING ACTIVITIES
----------------------------------------------

         The Company's merchant banking activities include direct investments and investments in various partnerships, for which subsidiaries of the Company act as general partner. At June 30, 2000, the Company had investments of $717.6 million and has commitments to invest up to an additional $689.2 million.

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

         At June 30, 2000, the Company had extended $10.3 million as its portion of short-term financings made with AXA Financial.

         The Company has made additional bridge loans of $518.4 million in connection with its merchant banking and financial advisory businesses.

HIGH-YIELD AND OTHER NON-INVESTMENT-GRADE DEBT
----------------------------------------------

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

         The Company records high-yield securities at market value and records non-investment-grade holdings at market or fair value. Unrealized gains and losses are recognized currently in earnings. At June 30, 2000 and December 31, 1999, the Company had long positions with an aggregate market value of approximately $6.6 billion and $3.5 billion, respectively, and short positions with an aggregate market value of approximately $0.5 billion and $0.5 billion, respectively.

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

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK - DLJ, INC.

RISK MANAGEMENT AND VALUE AT RISK
---------------------------------

For a description of the Company's risk management policies and procedures and value-at-risk ("VAR") model, including such model's assumptions and limitations, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1999 Annual Report on Form 10-K. The Company-wide VAR was approximately $21.0 million and $17.0 million at June 30, 2000 and December 31, 1999, respectively.

The Company-wide VAR for non-trading market risk sensitive instruments is not separately disclosed because the amount is not significant. Due to the benefit of diversification the Company-wide VAR is less than the sum of the individual components. The three main components of market risk, expressed in terms of theoretical fair values, had the following VAR:

                                                   June 30,        December 31,
                                                     2000             1999
                                                   --------       -------------
                                                         (IN MILLIONS)
                                                         -------------
 Trading:
    Interest rate risk.......................       $ 10              $ 10
    Equity risk..............................       $ 15              $ 14
    Foreign currency exchange risk...........       $  1              $  -

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS-  DONALDSON, LUFKIN & JENRETTE, INC.

On July 21, 2000, in the consolidated action captioned IN RE PUBLIC OFFERING FEE ANTITRUST LITIGATION pending in the U.S. District Court for the Southern District of New York, plaintiffs filed a motion for leave to file a second amended complaint. The principal proposed amendment to the previously filed Consolidated Amended Complaint is the addition of an issuer company as a plaintiff. On August 3, 2000, another purported class action, captioned CHS ELECTRONICS, INC. V. CREDIT SUISSE FIRST BOSTON CORPORATION, ET AL., Case No. 00-2822, was filed in the U.S. District court for the Southern District of Florida against 18 securities firms, including Donaldson, Lufkin & Jenrette, Inc. ("DLJ"). The complaint makes allegations substantially similar to those advanced in IN RE PUBLIC OFFERING FEE ANTITRUST LITIGATION, asserting that defendants conspired to fix the "fee" paid for underwriting initial public offering securities by setting the underwriters' discount or "spread" at 7% in violation of the federal antitrust laws. The complaint seeks treble damages in an unspecified amount and injunctive relief as well as attorney's fees and costs. To date, DLJ has not been served in the action filed in Florida. DLJ and DLJSC intend to defend themselves vigorously against all the allegations contained in the complaints.

On or about January 31, 2000, Ameriserve Food Distribution, Inc. ("Ameriserve"), its parent company, Nebco Evans Holding Company ("NEHC"), and related corporations, filed Chapter 11 petitions in the U. S. Bankruptcy Court for the District of Delaware. Over a period of several years DLJSC provided investment banking services to Ameriserve and NEHC. A DLJ merchant banking affiliate was for a time an investor in Ameriserve, and an employee of DLJSC and an employee of a DLJ merchant banking affiliate were members of the board of directors of Ameriserve. In the Bankruptcy Court proceedings discovery has been sought from DLJ and its affiliates in connection with their relationships with these companies. In addition, the staff of the Securities and Exchange Commission has issued an informal request for information, and the U. S. Attorney's Office for the Eastern District of New York has issued a grand jury subpoena requesting information. DLJ and its affiliates are cooperating with these discovery requests. No claim has been brought against DLJ or its affiliates to date.

Between September 1995 and October 1998, DLJSC was named as a defendant in six separate actions filed by institutional investors who invested and lost approximately $300 million in three hedge funds (the "Funds") managed by David Askin ("Askin"). The Funds filed for bankruptcy in April 1994. All six complaints have been consolidated for discovery purposes and are currently pending in the U. S. District Court for the Southern District of New York. The defendants are Askin, Askin Capital Management ("ACM", Askin's management company), and two securities dealers (including DLJSC) that sold collateralized mortgage obligations to the Funds. The only claim against DLJSC that has survived a motion to dismiss is aiding and abetting common law fraud. The complaints allege that DLJSC aided and abetted an alleged fraud of the investors by Askin and ACM by selling securities that were inconsistent with the Funds' investment objectives and by providing inaccurate monthly mark-to-market prices for securities purchased by the Funds. The actions seek joint and several recovery of rescissionary, compensatory, and punitive damages. DLJSC's motion for summary judgment on the plaintiffs' claims is currently pending. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaints.

In August 1997, DLJSC was named as a defendant in another action arising out of the bankruptcy of the Funds. This action was brought by the "Litigation Advisory Board," an entity created by the Funds' plan of liquidation to pursue all unresolved claims held by the Funds. The action is currently pending in the U.
S. District Court for the Southern District of New York. The only claims against DLJSC that have survived a motion to dismiss are for breach of contract. Generally, the lawsuit alleges that the Funds were damaged when DLJSC issued allegedly improper margin calls and liquidated the Funds' reverse repurchase positions at less than fair market value. The complaint alleges that the Funds' investors lost over $400 million in equity, but does not specify the amount of damages that the Funds themselves claim to have suffered as a result of the allegations made in this complaint. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaint.

Although there can be no assurance, DLJ's management does not believe that the ultimate outcome of the matters described above will have a material adverse effect on DLJ's consolidated financial condition. Based upon the information currently available to it, DLJ's management cannot predict whether or not these matters will have a material adverse effect on DLJ's results of operations in any particular period.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 9, 2000 at the meeting, (i) eighteen persons were elected as directors of the Company, (ii) the selection of KPMG LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 2000 was ratified.

Election of Directors:

          NOMINEE                  FOR           WITHHELD      AGAINST
          -------                  ---           --------      -------
Joe L. Roby                    124,420,496       410,296
John S. Chalsty                124,419,200       411,592
Anthony F. Daddino             124,421,220       409,572
David DeLucia                  124,417,873       412,919
Hamilton E. James              124,433,411       397,381
Stuart M. Robbins              124,444,811       385,981
Henri de Castries              124,421,495       409,297
Denis Duverne                  124,421,689       409,103
Jane Mack Gould                124,429,451       401,341
Louis Harris                   124,569,709       261,083
Michael Hegarty                124,433,838       396,954
Henri G. Hottinguer            124,577,333       253,459
W. Edwin Jarmain               124,578,124       252,668
Francis Jungers                124,567,664       263,128
Edward D. Miller               124,422,073       408,719
W.J. Sanders III               124,434,901       395,891
Stanley B. Tulin               124,423,154       407,638
John C. West                   124,566,726       264,066

Ratification of Auditors       124,765,533        36,941        28,318

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS   - DLJdirect

                                    DLJdirect

    (a combination of certain assets and liabilities as described in note 1)
        Condensed Combined Statements of Financial Condition (Unaudited)
                                 (in thousands)

                                                                                June 30,       December 31,
                                                                                  2000             1999
                                                                                --------       ------------

                                      ASSETS

Cash and cash equivalents...................................................    $ 188,292         $ 237,020
Short-term investments......................................................       44,177             7,848
Deposit with affiliated clearing broker.....................................          447               329
Receivables from brokers, dealers and others, net...........................       19,821            19,015
Financial instruments owned, at market value................................           39             1,010
Office facilities, at cost (net of accumulated depreciation
   and amortization of $568 and $470, respectively).........................          355                92
Investment in joint ventures................................................       22,734            11,009
Long-term corporate development investments.................................        5,483               730
Other assets................................................................        1,803             1,389
                                                                                ---------         ---------

Total assets................................................................    $ 283,151         $ 278,442
                                                                                =========         =========

                         LIABILITIES AND ALLOCATED EQUITY

Liabilities:
  Payables to parent and affiliates, net....................................    $  14,260         $  12,550
  Financial instruments sold not yet purchased, at market value.............           28                26
  Accounts payable and accrued expenses.....................................       30,028            34,074
                                                                                 --------         ---------

Total liabilities...........................................................       44,316            46,650
                                                                                 --------         ---------

Commitments and contingencies...............................................            -                 -

Allocated equity............................................................      237,655           230,662
Accumulated other comprehensive income......................................        1,180             1,130
                                                                                 ---------        ---------

Total allocated equity......................................................      238,835           231,792
                                                                                 ---------        ---------

Total liabilities and allocated equity......................................    $ 283,151         $ 278,442
                                                                                =========         =========


       See accompanying notes to condensed combined financial statements.

                                    DLJdirect

    (a combination of certain assets and liabilities as described in note 1)
             Condensed Combined Statements of Operations (Unaudited)
               (in thousands, except share and per share amounts)


                                                                       Three Months Ended                  Six Months Ended
                                                                            June 30,                           June 30,
                                                                     2000              1999             2000              1999
                                                                 ------------          ------       ------------          ----
Revenues:
   Commissions................................................   $    45,542         $  35,711       $  120,081         $  67,765
   Underwritings..............................................         1,594             3,254            4,682             3,681
   Fees.......................................................        17,711            12,300           36,418            21,469
   Interest...................................................        19,142             8,731           37,536            14,436
                                                                 -----------         ---------       ----------          --------

     Total revenues...........................................        83,989            59,996          198,717           107,351
                                                                 -----------         ---------       ----------          --------

Costs and expenses:
   Compensation and benefits..................................        27,046            13,532           54,217            24,215
   Interest...................................................           375               322              890               475
   Brokerage, clearing, exchange fees, and other..............        12,855             9,220           31,455            18,074
   Advertising................................................        19,990            13,232           38,060            19,333
   Occupancy and related costs................................         3,144               868            5,534             1,410
   Communications and technology..............................        11,443             5,390           21,544            10,784
   Other operating expenses...................................        17,053             6,191           29,465            10,558
                                                                 -----------         ---------       ----------          --------

     Total costs and expenses.................................        91,906            48,755          181,165            84,849
                                                                 -----------         ---------       ----------          --------

Income (loss) before income tax provision (benefit) and
equity in net loss of joint ventures..........................        (7,917)           11,241           17,552            22,502
                                                                 -----------         ---------       ----------          --------

Income tax provision (benefit)................................        (3,353)            5,209            7,297             9,297

Equity in net loss of joint ventures..........................        (2,057)             (956)          (3,262)             (956)
                                                                 -----------         ---------       ----------          --------

     Net income (loss)........................................   $    (6,621)        $   5,076       $    6,993         $  12,249
                                                                 ===========         =========       ==========         =========

Earnings (loss) per share:
       Basic..................................................   $     (0.06)        $    0.05       $     0.07         $    0.12
       Diluted................................................   $     (0.06)        $    0.05       $     0.07         $    0.12
                                                                 ===========         =========       ==========         =========

Weighted average notional and outstanding shares:

       Basic..................................................       102,650           102,650          102,650           102,650
       Diluted................................................       102,650           104,673          102,651           104,673
                                                                 ===========         =========       ==========         =========

Earnings (loss) applicable to:
       DLJ Retained Interest..................................    $   (5,436)        $     222        $   5,741         $     222
       DLJdirect Tracking Stock...............................        (1,185)               49            1,252                49
                                                                  ==========         =========        =========         =========

Tracking Stock earnings (loss) per share:

       Basic..................................................   $     (0.06)        $    0.00       $     0.07         $    0.00
       Diluted................................................   $     (0.06)        $    0.00       $     0.07         $    0.00
                                                                 ===========         =========       ==========         =========

Tracking Stock weighted average common shares:

       Basic..................................................        18,400            18,400           18,400            18,400
       Diluted................................................        18,400            20,423           18,401            20,423
                                                                 ===========         =========       ==========         =========

       See accompanying notes to condensed combined financial statements.

                                    DLJdirect

    (a combination of certain assets and liabilities as described in note 1) Condensed Combined Statements of Changes In Allocated Equity (Unaudited)
                                 (in thousands)

   For the Year Ended December 31, 1999 and the Six Months Ended June 30, 2000


                                                                          Accumulated Other                 Total
                                               Allocated Equity          Comprehensive Income          Allocated Equity
                                               ----------------          --------------------          ----------------

Balances at December 31, 1998............         $   21,924                $         -                   $   21,924
Net income...............................              6,932                          -                        6,932
Translation adjustment-net of taxes......                  -                      1,130                        1,130
   Total comprehensive income............                  -                          -                        8,062

Capital contribution from DLJ............              1,000                          -                        1,000
Allocated equity from issuance of
   Tracking Stock........................            233,945                          -                      233,945
Dividend paid to DLJ.....................            (33,139)                         -                      (33,139)
                                                  ----------                -----------                   ----------

Balances at December 31, 1999............            230,662                      1,130                      231,792
Net income...............................              6,993                          -                        6,993
Translation adjustment-net of taxes......                  -                         50                           50
   Total comprehensive income............                  -                          -                        7,043
                                                  ----------                -----------                   ----------

Balances at June 30, 2000................         $  237,655                $     1,180                   $  238,835
                                                  ==========                ===========                   ==========


       See accompanying notes to condensed combined financial statements.

                                    DLJdirect

    (a combination of certain assets and liabilities as described in note 1)
             Condensed Combined Statements of Cash Flows (Unaudited)
                                 (in thousands)

                 For the Six Months Ended June 30, 2000 and 1999


                                                                                       2000             1999
                                                                                       ----             ----
 Cash flows from operating activities:
    Net income..................................................................    $   6,993        $   12,249

 Adjustments to reconcile net income to net cash provided by operating activities:
    Equity in net loss of joint ventures........................................        3,262               956
    Depreciation and amortization...............................................         (105)               52
    Deferred taxes..............................................................         (335)             (184)

 (Increase) decrease in operating assets:
    Deposit with affiliated clearing broker.....................................         (118)                -
    Receivables from brokers, dealers and other, net............................         (806)           (6,507)
    Financial instruments owned, at market value................................          971               (13)
    Other assets................................................................         (414)              (13)

 Increase (decrease) in operating liabilities:
    Payables to parent and affiliates, net......................................        2,015              770
    Financial instruments sold, not yet purchased, at market value..............            2             2,472
    Accounts payable and accrued expenses.......................................       (4,046)           15,064
                                                                                    ---------         ---------

    Net cash provided by operating activities...................................        7,419            24,846
                                                                                    ---------         ---------

 Cash flows from investing activities:
    Investment in joint ventures................................................      (14,907)          (12,431)
    Short-term investments......................................................      (36,329)                -
    Purchase of office facilities...............................................         (158)                -
    Purchase of long-term corporate development investments.....................       (4,753)                -
                                                                                    ---------         ---------

 Net cash used in investing activities........................................        (56,147)          (12,431)
                                                                                    ---------         ---------

 Cash flows from financing activities:
    Net proceeds from capital contributions from DLJ............................            -             1,000
    Net proceeds from issuance of Tracking Stock................................            -           233,958
    Dividend paid to DLJ........................................................            -           (33,139)
                                                                                    ---------         ---------

 Net cash provided by financing activities......................................            -           201,819
                                                                                    ---------         ---------

 Increase (decrease) in cash and cash equivalents...............................      (48,728)          214,234
 Cash and cash equivalents at beginning of period...............................      237,020            26,654
                                                                                    ---------         ---------

 Cash and cash equivalents at end of period.....................................    $ 188,292         $ 240,888
                                                                                    =========         =========


        See accompanying notes to condensed combined financial statements.

                                    DLJdirect

    (a combination of certain assets and liabilities as described in note 1)
          Notes to Condensed Combined Financial Statements (Unaudited)

                                  June 30, 2000

1. Basis of Presentation
   ---------------------

DLJdirect represents a combination of the assets and liabilities of Donaldson, Lufkin & Jenrette, Inc.'s ("DLJ Inc.") online discount brokerage and related investment services business, rather than a separately incorporated entity. DLJdirect Common Stock tracks the separate performance of these businesses for periods subsequent to the date of the offering ("Tracking Stock"). On May 28, 1999 ("the closing date"), DLJ Inc. issued in an initial public offering 18.4 million shares of DLJdirect Common Stock. The shares of Tracking Stock have no voting rights, except in certain limited circumstances. Prior to the offering, DLJ Inc. designated its existing common stock as DLJ Common Stock, which represents the performance of DLJ Inc.'s primary businesses plus a retained interest in DLJdirect. All of DLJ Inc.'s businesses other than those included in DLJdirect, plus its retained interest in DLJdirect, are referred to as DLJ. As a result of the offering, DLJ has a retained interest of 82.1% in DLJdirect represented by 84.3 million notional shares. The 18.4 million shares of Tracking Stock reflect the 17.9% owned by the public. Prior to the offering, DLJ had a 100% interest in the earnings of DLJdirect.

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

2. Related Party Transactions
   --------------------------

DLJdirect transacts business with a group of companies affiliated through common majority ownership with DLJ Inc., and has various transactions and relationships with members of the group. Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

3. Net Capital
   -----------

DLJdirect Holdings Inc.'s principal subsidiary, DLJdirect Inc., is a registered broker-dealer and a member of the National Association of Securities Dealers Inc. ("NASD") and, accordingly is subject to the minimum net capital

                                    DLJdirect

    (a combination of certain assets and liabilities as described in note 1)
          Notes to Condensed Combined Financial Statements (Unaudited)


requirements of the Securities and Exchange Commission and the NASD. As such, it is subject to the NASD's net capital rule which conforms to the Uniform Net Capital Rule pursuant to rule 15c3-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the required net capital, as defined, shall not be less than two percent of aggregate debit balances, as defined, or $250,000, whichever is greater. At June 30, 2000, DLJdirect Inc.'s net capital of $36.5 million was in excess of the minimum requirement by $36.3 million.

DLJdirect's London-based broker-dealer affiliate, DLJdirect Ltd., is subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. At June 30, 2000, DLJdirect complied with all applicable regulatory capital adequacy requirements.

4. Income Taxes
   ------------

DLJdirect is part of a group that files consolidated Federal income tax returns. DLJdirect settles all taxes, current and deferred, with DLJ Inc. under a tax sharing arrangement. Taxes are provided as if DLJdirect filed a separate return.

5. Earnings Per Share
   ------------------

Earnings per share amounts have been calculated by dividing net income by the weighted average notional and outstanding tracking shares. Earnings per share amounts for the quarter and six months ended June 30, 2000 are calculated based on actual results. The notional shares represent DLJ's 82.1% retained interest in DLJdirect. Prior to the offering, DLJ Inc. had a 100% interest in the earnings of DLJdirect. These pro forma amounts are presented for comparative purposes only. For the quarter and six months ended June 30, 1999, these amounts are pro forma as if the issuance of the DLJdirect Tracking Stock occurred at the beginning of 1999.

Tracking Stock earnings per common share amounts have been calculated by dividing earnings applicable to common shares by the weighted average actual common shares outstanding.

The numerators and denominators of the basic and diluted earnings per common share computations include the following items:

                                                                              Three Months Ended            Six Months Ended
                                                                                   June 30,                      June 30,
                                                                              2000          1999           2000           1999
                                                                             ------        ------         ------          -----
                                                                                              (IN THOUSANDS)
                                                                                              -------------

 Earnings (loss) applicable to Common Shares-Basic and Diluted.........     $  (6,621)    $   5,076      $   6,993      $  12,249
                                                                            ==========    =========      =========      =========

 Weighted Average Common Shares-Basic..................................       102,650       102,650        102,650        102,650

 Effect of Dilutive Securities:
   Stock options.......................................................             -*        2,023              1         2,023
                                                                            ---------     ---------      ---------       --------

   Weighted Average Common Shares-Diluted..............................       102,650       104,673        102,651        104,673
                                                                            =========      ========      =========       ========

   Tracking Stock
   --------------

   Earnings (loss) applicable to Common Shares-Basic and Diluted.......     $  (1,185)     $     49     $   1,252       $      49
                                                                            =========      ========     ==========      =========

 Weighted Average Common Shares-Basic..................................        18,400         18,400        18,400        18,400

 Effect of Dilutive Securities:
   Stock options.......................................................             -*        2,023              1          2,023
                                                                            ---------     ---------     ----------      ---------

Weighted Average Common Shares-Diluted.................................        18,400        20,423         18,401         20,423
                                                                            =========     =========     ==========      =========

* Exercisable stock options are excluded from the computation of diluted earnings per share since the effect of including them was antidilutive.

                                    DLJdirect

    (a combination of certain assets and liabilities as described in note 1)
          Notes to Condensed Combined Financial Statements (Unaudited)


6. Legal Proceedings
   -----------------

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

OVERVIEW - DLJdirect
-------------------

         The online discount brokerage industry is experiencing substantial competition from established financial services firms as well as new entrants who are trying to quickly establish their presence in the market. As a result of intense competitive pressures, the industry has experienced a significant increase in brand development costs, a lowering of commission pricing and an increase in content development costs. DLJdirect expects to spend significant amounts in the future to develop much greater brand recognition within its targeted market, to stay competitively priced and to develop new state-of-the-art products and services. In particular, DLJdirect expects to spend significant amounts for advertising and promotions. Moreover, DLJdirect expects to continue to spend significant amounts to increase its customer service and technology staffs. Additionally, DLJdirect expects to spend substantial amounts in the future in order to expand its international presence, where competition is intense as well.

RECENT DEVELOPMENTS - DLJdirect
-------------------------------

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

RESULTS OF OPERATIONS - DLJdirect
---------------------------------

QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999
-------------------------------------------------------------------

         DLJdirect experienced strong operating results for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999, reflecting primarily an increase in active accounts of 69% and customer trading volume of 62%. Active accounts consist of those accounts at the end of the related period with at least one trade in the last twelve months or with a balance at period end. Total revenues increased $24.0 million or 40.0% to $84.0 million for the quarter ended June 30, 2000 from $60.0 million for the quarter ended June 30, 1999. Net income decreased $11.7 million to a net loss of $6.6 million for the quarter ended June 30, 2000 from net income of $5.1 million for the quarter ended June 30, 1999.

         Commissions increased $9.8 million or 27.5% to $45.5 million. Commissions represented 54.2% of total revenues for the quarter ended June 30, 2000 and 59.5% of total revenues for the quarter ended June 30, 1999. The increase in commissions was due primarily to significant increases in customer trading volume. Average trades per day increased 61.7% to 35,900 for the quarter ended June 30, 2000 from 22,200 for the quarter ended June 30, 1999.

         Underwritings revenues earned in connection with public offerings for the quarter ended June 30, 2000 were $1.6 million compared to $3.3 million for the quarter ended June 30, 1999. Underwritings represented 1.9% of total revenues for the quarter ended June 30, 2000 and 5.5% of total revenues for the quarter ended June 30, 1999.

         Fees increased $5.4 million or 43.9% to $17.7 million. Fees represented 21.1% of total revenues for the quarter ended June 30, 2000 and 20.5% of total revenues for the quarter ended June 30, 1999. Payments for routing orders increased $0.4 million or 11.1% to $4.0 million. The increase in payments for routing orders was due primarily to significant increases in customer trading volume, offset in part by a decline in the amount of revenue per trade that DLJdirect receives for routing orders. Fees for technology development increased $3.3 million or 53.2% to $9.5 million primarily due to increased demand from related entities for Internet-based technology applications. Revenue from money market fund distribution fees increased $1.6 million or 123.1% to $2.9 million. This growth was due to an increase in customer money market fund balances of $862.0 million or 85.1% to $1.9 billion. The remaining fees for the quarters ended June 30, 2000 and 1999 include subscription and account related fees.

         Interest income increased $10.4 million or 119.5% to $19.1 million. Interest represented 22.7% of total revenues for the quarter ended June 30, 2000 and 14.5% of total revenues for the quarter ended June 30, 1999. The increase was due primarily to interest earned on the net proceeds allocated to DLJdirect from the issuance of Tracking Stock and to increases in margin debits, free credits and short sale balances. Margin debits increased $796.3 million or 86.0 % to $1.7 billion. Free credits increased $166.1 million or 29.2% to $735.3 million and short sale balances increased $40.9 million or 109.1% to $78.4 million.

         Compensation and benefits increased $13.5 million or 100.0% to $27.0 million. The increase in compensation and benefits was due primarily to growth in the number of employees from 638 to 1,453. These additional employees were added primarily in DLJdirect's investor services, operations, and compliance areas to accommodate increased customer activity, in DLJdirect's technology group to develop new products and systems and maintain systems infrastructure, in the UK operations, as well as in executive management.

         Interest expense increased $53,000 or 16.5% to $375,000. Interest expense is primarily due to interest paid on intercompany balances.

         Brokerage, clearing, exchange and other fees increased $3.7 million or 40.2% to $12.9 million. The increase in brokerage, clearing, exchange and other fees was primarily due to significant increases in customer trading volume, offset in part by lower clearing fees per trade resulting from reduced clearing rates.

         Advertising increased $6.8 million or 51.5% to $20.0 million. The increase in advertising was due primarily to the development and implementation of new branding and advertising campaigns.

         Occupancy and related costs increased $2.2 million or 244.4% to $3.1 million. Occupancy and related costs includes rent and operating expenses for facilities, expenditures for repairs and maintenance, and the lease expense for furniture, fixtures, leasehold improvements as well as business equipment. The increase in occupancy cost was due to the opening of two investor services facilities in Charlotte, North Carolina and to the relocation of DLJdirect's headquarters.

         Communications and technology costs increased $6.0 million or 111.1% to $11.4 million. Communications expense includes quotation expenses, expenses related to customer toll-free phone calls and regular telephone services, and lease expense for communication systems infrastructure. Technology expense includes lease expense for technology systems infrastructure and computer equipment. Increases in both communications and technology costs were due primarily to the increased volume of transactions, improvements in and expansion of technology infrastructure, and increases in staff.

         Other operating expenses increased $10.9 million or 175.8% to $17.1 million. Operating expenses are comprised of professional fees, printing and stationery, economic and investment research, allocated corporate overhead and miscellaneous expenses. Professional fees primarily include payments made to marketing consultants and recruiters, and for legal services. Professional fees increased $4.5 million or 236.8% to $6.4 million primarily due to the development of advertising and marketing strategies, the relocation of DLJdirect's headquarters, continuing staffing expansion in all areas, and the development of international operations. Miscellaneous expenses increased $4.1 million or 195.2% to $6.2 million. Miscellaneous expenses consisted primarily of accruals for bad debt expense, travel and entertainment, information services, customer service related expenses, employee registration fees and expenses for new account credit checks.

         Income (loss) before income tax provision (benefit) and equity in net loss of joint ventures decreased $19.1 million to a loss of $7.9 million for the quarter ended June 30, 2000 from income of $11.2 million for the quarter ended June 30, 1999. The provision (benefit) for income taxes for the quarters ended June 30, 2000 and 1999 was $(3.4) million, representing a 43.0% effective tax rate, and $5.2 million, representing a 46.4% effective tax rate, respectively.

         Income before advertising costs, income tax provision and equity in net loss of joint ventures amounted to $12.1 million and $24.4 million for the quarters ended June 30, 2000 and 1999, respectively.

         DLJdirect has a 50% interest in foreign-based joint ventures in Japan, Hong Kong and the Middle East. For the quarters ended June 30, 2000 and 1999, DLJdirect's share of the equity in the net loss of these joint ventures was $(2.1) million and $(1.0) million, respectively.

         As a result of the foregoing factors, net income (loss) decreased to $(6.6) million for the quarter ended June 30, 2000 from $5.1 million for the quarter ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999
-------------------------------------------------------------------------

         DLJdirect experienced strong operating results for the six months ended June 30, 2000 compared to the six months ended June 30, 1999, reflecting primarily an increase in active accounts of 69% and customer trading volume of 62%. Active accounts consist of those accounts at the end of the related period with at least one trade in the last twelve months or with a balance at period end. Total revenues increased $91.3 million or 85.0% to $198.7 million for the six months ended June 30, 2000 from $107.4 million for the six months ended June 30, 1999. Net income decreased $5.2 million to $7.0 million from $12.2 million, primarily resulting from continued international expansion.

         Commissions increased $52.3 million or 77.1% to $120.1 million. Commissions represented 60.4% of total revenues for the six months ended June 30, 2000 and 63.1% of total revenues for the six months ended June 30, 1999. The increase in commissions was due primarily to significant increases in customer trading volume. Average trades per day increased 61.7% from 22,200 for the six months ended June 30, 1999 to 35,900 for the six months ended June 30, 2000.

         Underwritings revenues earned in connection with public offerings for the six months ended June 30, 2000 were $4.7 million compared to $3.7 million for the six months ended June 30, 1999. Underwritings represented 2.4% of total revenues for the six months ended June 30, 2000 and 3.4% of total revenues for the six months ended June 30, 1999.

         Fees increased $14.9 million or 69.3% to $36.4 million. Fees represented 18.3% of total revenues for the six months ended June 30, 2000 and 20.0% of total revenues for the six months ended June 30, 1999. Payments for routing orders increased $4.1 million or 60.3% to $10.9 million. The increase in payments for routing orders was due primarily to significant increases in customer trading volume, offset in part by a decline in the amount of revenue per trade that DLJdirect receives for routing orders. Fees for technology development increased $7.4 million or 70.5% to $17.9 million primarily due to increased demand from related entities for Internet-based technology applications. Revenue from money market fund distribution fees increased $2.8 million or 121.7% to $5.1 million. This growth was due to an increase in customer money market fund balances of $862.0 million or 85.1% to $1.9 billion. The remaining fees for the six months ended June 30, 2000 includes subscription fees and account-related fees.

         Interest increased $23.1 million or 160.4% to $37.5 million. Interest represented 18.9% of total revenues for the six months ended June 30, 2000 and 13.4% of total revenues for the six months ended June 30, 1999. The increase was due primarily to more favorable interest sharing arrangements with Pershing and to increases in margin debits, free credits and short sale balances. Margin debits increased $796.3 million or 86.0 % to $1.7 billion. Free credits increased $166.1 million or 29.2% to $735.3 million and short sale balances increased $40.9 million or 109.1% to $78.4 million.

         Compensation and benefits increased $30.0 million or 124.0% to $54.2 million. The increase in compensation and benefits was due primarily to growth in the number of employees from 638 to 1,453. These additional employees were added primarily in DLJdirect's investor services, operations, and compliance areas to accommodate increased customer activity, in DLJdirect's technology group to develop new products and systems and maintain systems infrastructure, in the UK operations, as well as in executive management.

         Brokerage, clearing, exchange and other fees increased $13.4 million or 74.0% to $31.5 million. The increase in brokerage, clearing, exchange and other fees was primarily due to significant increases in customer trading volume, offset in part by lower clearing fees per trade resulting from reduced clearing rates.

         Advertising increased $18.8 million or 97.4% to $38.1 million. The increase in advertising was due primarily to the development and implementation of new branding and advertising campaign.

         Occupancy and related costs increased $4.1 million or 292.9% to $5.5 million. Occupancy and related costs includes rent and operating expenses for facilities, expenditures for repairs and maintenance, and the lease expense for furniture, fixtures, leasehold improvements as well as business and computer equipment. The increase in occupancy cost was due to the opening of two investor services facilities in Charlotte, North Carolina and to the relocation of DLJdirect's headquarters.

         Communications and technology costs increased $10.7 million or 99.1% to $21.5 million. Communications expense includes quotation expenses, expenses related to customer toll-free phone calls and regular telephone services, and lease expense for communication systems infrastructure. Technology expense includes lease expense for technology systems infrastructure and computer equipment. Increases in both communications and technology costs were due primarily to the increased volume of transactions, improvements in and expansion of technology infrastructure, and increases in staff.

         Other operating expenses increased $18.9 million or 178.3% to $29.5 million. Operating expenses are comprised of professional fees, printing and stationery, economic and investment research, allocated corporate overhead and miscellaneous expenses. Professional fees primarily include payments made to technology and marketing consultants and recruiters, and for legal services. Professional fees increased $7.1 million or 221.9% to $10.3 million primarily due to the development of advertising and marketing strategies, the relocation of DLJdirect's headquarters, continuing staffing expansion in all areas, and the development of international operations. Miscellaneous expenses increased $7.9 million or 225.7% to $11.4 million. Miscellaneous expenses consisted primarily of accruals for bad debt expense, postage, travel and entertainment, information services, customer service related expense, employee registration fees and expenses for new account credit checks.

         Income before income tax provision and equity in net loss of joint ventures decreased $4.9 million from income of $22.5 million for the six months ended June 30, 1999 to $17.6 million for the six months ended June 30, 2000. The provision for income taxes for the six months ended June 30, 2000 and for the six months ended June 30, 1999 was $7.3 million, representing a 41.5% effective tax rate, and $9.3 million, representing a 41.3% effective tax rate, respectively.

         In March 1999, DLJdirect entered into a 10-year joint venture agreement with Sumitomo Bank, the second largest bank in Japan. Pursuant to the agreement, a Japanese corporation was formed, and it commenced operations as of April 1, 1999. In addition, DLJdirect entered into joint ventures in Hong Kong and the Middle East. DLJdirect has a 50% interest in these joint ventures. For the six months ended June 30, 2000 and June 30, 1999, DLJdirect'S equity in net loss of joint ventures was $(3.3) million, and $(956,000), respectively.

         As a result of the foregoing factors, net income decreased to $7.0 million for the six months ended June 30, 2000 from $12.2 million for the six months ended June 30, 1999. For the period the Tracking Stock was outstanding (May 28 to June 30, 1999), net income applicable to the shareholders of DLJdirect Common Stock was $49 thousand.

LIQUIDITY AND CAPITAL RESOURCES - DLJdirect
-------------------------------------------

         The principal sources of liquidity for DLJdirect's operations are allocated capital and leases of fixed assets through an affiliate. The value of equipment acquired through leases of fixed assets through an affiliate totaled $18.0 million for the six months ended June 30, 2000 and $5.3 million for the six months ended June 30, 1999. These fixed assets were comprised primarily of computers and related systems, furniture and leasehold improvements. DLJdirect generally leases its fixed assets and therefore does not incur significant capital expenditures.

         Although DLJdirect maintains substantial money market accounts, bank accounts and investment accounts consistent with regulatory requirements, DLJdirect continues to be substantially dependent on DLJ Inc. for almost all of its daily financial, administrative and operational services and related support functions including cash management, the receipt of payments from third parties and the distribution of payments to third parties. DLJdirect continues to invest its excess cash. At June 30, 2000, DLJdirect had approximately $232.5 million invested in money market accounts and short-term investments. DLJ Inc. intends to fund DLJdirect's liquidity needs in the ordinary course of business. However, significant expenditures will be funded on a case by case basis as determined by the board of directors of DLJ Inc. The board of directors of DLJ Inc. will determine, in its sole discretion, whether to provide any particular funds to either DLJ Inc. or DLJdirect and will not be obligated to do so. In this connection, intercompany receivables/payables are settled periodically through cash transfers to and from DLJdirect's accounts. There are no specific criteria to determine when DLJ Inc. will account for a cash transfer as a long-term loan, a capital contribution or a return of capital rather than an inter-group revolving credit advance. The board of directors of DLJ Inc. will make such a determination in the exercise of its business judgment at the time of such transfer, or the first of such type of transfer, based upon all relevant circumstances.

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

         Cash provided by operating activities valued $7.4 million and $24.8 million for the six months ended June 30, 2000, and 1999, respectively. In the six months ended June 30, 2000, there were increased assets including receivables from brokers, dealers and others of $806,000 and other amounts of $414,000. This increase was offset by a decrease of financial instruments owned of $971,000, an increase in payables to parent and affiliate, net of $2.0 million and a decrease in accounts payable and accrued expenses of $4.1 million. In the six months ended June 30, 1999, receivables from brokers, dealers and others increased $6.5 million. This increase in assets was offset by increases in operating liabilities including amounts payable and accrued expenses of $5.1 million and financial instruments sold not yet purchased of $2.5 million.

         Cash used in investing activities totaled $56.1 million for the six months ended June 30, 2000. For the six months ended June 30, 2000, DLJdirect invested $36.3 million in short-term investments, purchased 4.8 million of long-term corporate development investments and invested $14.9 million in several foreign joint ventures in which it has a 50% interest. For the six months ended June 30, 1999, DLJdirect invested $12.4 million in a 50% joint venture with a Japanese bank.

         For the six months ended June 30, 1999 net cash provided by financing activities totaled $201.8 million which was provided by capital contributions from DLJ Inc. The net proceeds, together with its current cash, cash equivalents and cash generated from operating will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through at least the end of 2000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK-DLJdirect
--------------------------------------------------------------------

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

12       Ratio of earnings to fixed charges

12.1     Ratio of earnings to fixed charge and preferred dividends

15       Independent Accountants' Review Report - Donaldson, Lufkin &
         Jenrette, Inc.

15.1     Independent Accountants' Review Report - DLJdirect

27       Financial Data Schedule

(b)      Reports on Form 8-K

         1.       Form 8-K dated May 23, 2000; Item 5

         2.       Form 8-K dated July 20, 2000; Items 5 and 7

         3.       Form 8-K dated July 26, 2000; Item 5

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           DONALDSON, LUFKIN & JENRETTE, INC.

August 14, 2000            /s/ Anthony F. Daddino
                           ----------------------------------------------
                           Anthony F. Daddino
                           EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                           (ON BEHALF OF THE REGISTRANT AND AS
                           PRINCIPAL FINANCIAL OFFICER)

                                  EXHIBIT INDEX

3.1 Amended and Restated Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-3/A File No. 333-74549) filed on May 6, 1999

3.2 By-Laws (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-3 File No. 333-53499) filed on May 22, 1998

11       Statement re: computation of basic earnings per share

11.1     Statement re: computation of diluted earnings per share

12       Ratio of earnings to fixed charges

12.1     Ratio of earnings to fixed charges and preferred dividends

15       Independent Accountants' Review Report - Donaldson, Lufkin &
         Jenrette, Inc.

15.1     Independent Accountants' Review Report - DLJdirect

27       Financial Data Schedule