Form 10-Q
period 2000-09-30
DONALDSON LUFKIN & JENRETTE INC /NY/
filed 2000-11-14
CIK 29646

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
----                    OF THE SECURITIES EXCHANGE ACT OF
                       1934 For the quarterly period ended
                               September 30, 2000

                                       or
----            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

----                      Commission file number 1-6862

                     CREDIT SUISSE FIRST BOSTON (USA), INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                    13-1898818
-------------------------------------------     --------------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)


 Eleven Madison Avenue, New York, New York                  10010
-------------------------------------------     --------------------------------
  (Address of principal executive office)                 (Zip Code)


       Registrant's telephone number, including area code: (212) 325-2000






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes (X) No ( ).

As of November 8, 2000 the latest practicable date, there were 1,000 shares of Credit Suisse First Boston (USA), Inc. Common Stock, $0.10 par value, and 18,400,000 shares of DLJdirect Common Stock, $0.10 par value, outstanding.

             CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
          (Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries)
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

Part I  FINANCIAL INFORMATION


                                                                                                      Page

                                                                                                     Number
                                                                                                     ------
        Item 1.  Financial Statements

                 Credit Suisse First Boston (USA), Inc. Consolidated Financial Statements

                      Condensed Consolidated Statements of Financial Condition
                      at September 30, 2000 and December 31, 1999 (Unaudited).....................       4

                      Condensed Consolidated Statements of Income for the three and nine
                      months ended September 30, 2000 and 1999 (Unaudited) .......................       6

                      Condensed Consolidated Statements of Changes in Stockholders'
                      Equity for the nine months ended September 30, 2000 (Unaudited).............       7

                      Condensed Consolidated Statements of Cash Flows for the
                      nine months ended September 30, 2000 and 1999 (Unaudited)..................        8

                      Notes to Condensed Consolidated Financial Statements
                      (Unaudited).................................................................      10

                 DLJdirect Combined Financial Statements

                      Condensed Combined Statements of Financial Condition at September 30, 2000
                      and December 31, 1999 (Unaudited)...........................................      29

                      Condensed Combined Statements of Operations for the three and nine  months
                      ended September 30, 2000 and 1999 (Unaudited) ..............................      30

                      Condensed Combined Statements of  Changes in Allocated Equity for the nine
                      months ended September 30, 2000 (Unaudited).................................      31

                      Condensed Combined Statements of Cash Flows for the nine  months ended
                      September 30, 2000 and 1999 (Unaudited).....................................      32

                      Notes to Condensed Combined Financial Statements (Unaudited)................      33


               CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES (Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries)
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                           TABLE OF CONTENTS-CONTINUED

                                                                                                            Page

                                                                                                           NUMBER
                                                                                                           ------
        Item 2.       Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

                           Credit Suisse First Boston (USA), Inc. Management's Discussion
                           and Analysis of Financial Condition and Results of Operations..............       19

                           DLJdirect Management's Discussion and Analysis of Financial Condition and
                           Results of Operations...................................................          36

        Item 3.       Quantitative and Qualitative Disclosures about Market Risk...................          26


Part II    OTHER INFORMATION
        Item 1.        Legal Proceedings

                       Credit Suisse First Boston (USA), Inc........................................         27
                       DLJdirect....................................................................         41

        Item 6.        Exhibits and Reports on Form 8-K................................................      42

        Signature      ................................................................................      43


PART I  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS  - CREDIT SUISSE FIRST BOSTON (USA), INC.


                CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
            (Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries)

       Condensed Consolidated Statements of Financial Condition (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                    September 30,       December 31,
                                                                                        2000                1999
                                                                                    -------------       ------------
                                     ASSETS
Cash and cash equivalents....................................................       $   4,297,100      $   2,020,543
Cash and securities segregated for regulatory purposes or
   deposited with clearing organizations.....................................              81,189            196,249
Collateralized short-term agreements:
   Securities purchased under agreements to resell...........................          23,989,989         29,538,141
   Securities borrowed.......................................................          24,416,328         30,348,609
Receivables:
   Customers.................................................................          11,037,603          8,671,447
   Brokers, dealers and other................................................           8,490,250          5,978,065
Financial instruments owned, at value:
   U.S. government and agencies..............................................          13,364,685         14,543,947
   Corporate debt............................................................           5,432,977          5,379,440
   Foreign sovereign debt....................................................           1,091,387          3,018,175
   Mortgage whole loans......................................................           4,599,929          1,848,391
   Equity and other..........................................................           2,289,763          3,192,467
   Long-term corporate development investments...............................           1,302,974          1,432,669
Office facilities, at cost (net of accumulated depreciation and amortization of
   $457,932 and $364,006, respectively)......................................             721,800            573,878
Other assets and deferred amounts............................................           2,634,766          2,270,061
                                                                                    -------------      -------------
Total Assets.................................................................       $ 103,750,740      $ 109,012,082
                                                                                    =============      =============






     See accompanying notes to condensed consolidated financial statements.

                  CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
             (Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries)

      Condensed Consolidated Statements of Financial Condition (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                   September 30,       December 31,
                                                                                       2000                1999
                                                                                   -------------       ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Commercial paper and short-term borrowings......................................   $     855,854       $   1,358,188
Collateralized short-term financings:
    Securities sold under agreements to repurchase..............................      47,735,546          56,474,394
    Securities loaned...........................................................      11,746,859          11,541,759
Payables:
    Customers...................................................................       7,423,253           7,792,857
    Brokers, dealers and other..................................................       7,907,391           4,780,631
Financial instruments sold not yet purchased, at value:
    U.S. government and agencies................................................       5,084,892           7,530,070
    Corporate debt..............................................................         739,076             624,639
    Equities and other..........................................................       5,133,032           4,788,819
Accounts payable and accrued expenses...........................................       3,128,730           3,295,448
Other liabilities...............................................................       1,129,431           1,408,945

Long-term borrowings............................................................       7,748,227           5,309,090

Company-obligated mandatorily redeemable trust securities
    of subsidiary trust holding solely debentures of the Company................         200,000             200,000

Stockholders' Equity:
    Preferred stock, 50,000,000 shares authorized:
       Series A Preferred Stock, at $50.00 per share liquidation
         preference (4,000,000 shares issued and outstanding)...................         200,000             200,000
       Series B Preferred Stock, at $50.00 per share liquidation
         preference (3,500,000 shares  issued and outstanding)..................         175,000             175,000
    Common stock, 1,500,000,000 shares authorized:
       CSFB (USA) Common Stock ($0.10 par value; 500,000,000 shares authorized;
         140,552,714 and 126,014,091 shares issued
         and outstanding, respectively).........................................          14,055              12,601
       DLJdirect Common Stock ($0.10 par value; 500,000,000 shares authorized;
         18,400,000 shares issued and outstanding; 84,250,000 notional shares in respect of CSFB (USA)'s retained
         interest)..............................................................           1,840               1,840
    Restricted stock units (10,358,294 units authorized; 51,430
       and 1,099,955 units issued and outstanding, respectively)................             517              11,265
    Paid-in capital.............................................................       1,897,622           1,298,674
    Retained earnings...........................................................       2,631,187           2,205,818
    Accumulated other comprehensive income......................................          (1,772)              2,044
    Employee deferred compensation stock trust..................................          13,591              13,591
    Common stock issued to employee deferred compensation trust.................         (13,591)            (13,591)
                                                                                -----------------    ---------------

         Total stockholders' equity.............................................       4,918,449           3,907,242
                                                                                ----------------     ---------------

Total Liabilities and Stockholders' Equity......................................   $ 103,750,740       $ 109,012,082
                                                                                ================     ===============




     See accompanying notes to condensed consolidated financial statements.

              CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES (Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries)

             Condensed Consolidated Statements of Income (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 Three Months Ended            Nine Months Ended
                                                                   September 30,                 September 30,
                                                                2000           1999          2000           1999
                                                            -----------    -----------    -----------   -----------
Revenues:
    Commissions .........................................   $   306,438    $   269,174    $ 1,147,940   $   841,278
    Underwritings .......................................       143,345        245,395        585,241       911,763
    Fees ................................................       454,414        448,691      1,391,212     1,068,439
    Interest, net of interest to finance U.S. government,
      agency and mortgage-backed securities of
      $1,254,983, $790,133, $3,307,126, and
      $2,284,995, respectively ..........................       914,552        537,460      2,755,398     1,514,023
    Principal transactions-net:
      Trading ...........................................       177,763        127,771        776,771       520,234
      Investment ........................................        47,863         57,558        197,222        85,737
    Other ...............................................        20,742         18,323         79,677        66,864
                                                            -----------    -----------    -----------   -----------

       Total revenues ...................................     2,065,117      1,704,372      6,933,461     5,008,338
                                                            -----------    -----------    -----------   -----------

Costs and Expenses:
    Compensation and benefits ...........................       814,759        761,553      2,729,082     2,197,276
    Interest ............................................       717,749        375,697      2,144,566     1,112,301
    Brokerage, clearing, exchange fees and other ........        95,971         66,194        288,664       213,741
    Occupancy and related costs .........................        57,966         47,034        159,856       131,154
    Communications and technology .......................       142,171        120,470        392,459       313,507
    Other operating expenses ............................       157,501        139,424        493,134       390,359
                                                            -----------    -----------    -----------   -----------

       Total costs and expenses .........................     1,986,117      1,510,372      6,207,761     4,358,338
                                                            -----------    -----------    -----------   -----------

Income before provision for income taxes ................        79,000        194,000        725,700       650,000
                                                            -----------    -----------    -----------   -----------

Provision for income taxes ..............................        29,200         71,800        268,500       240,500
                                                            -----------    -----------    -----------   -----------

Net income ..............................................        49,800        122,200        457,200       409,500

Dividends on preferred stock ............................         5,289          5,289         15,867        15,867
                                                            -----------    -----------    -----------   -----------

Earnings applicable to common shares ....................   $    44,511    $   116,911    $   441,333   $   393,633
                                                            ===========    ===========    ===========   ===========

Earnings (loss) applicable to common shares:
    CSFB (USA) ..........................................   $    45,256    $   117,507    $   440,826   $   394,180
    DLJdirect ...........................................   $      (745)   $      (596)   $       507   $      (547)
                                                            ===========    ===========    ===========   ===========

Earnings (loss) per common share:
    CSFB (USA)
       Basic ............................................   $      0.35    $      0.93    $      3.43   $      3.15
       Diluted ..........................................   $      0.32    $      0.85    $      3.15   $      2.84
                                                            ===========    ===========    ===========   ===========

    DLJdirect
       Basic ............................................   $     (0.04)   $     (0.03)   $      0.03   $     (0.03)
       Diluted ..........................................   $     (0.04)   $     (0.03)   $      0.03   $     (0.03)
                                                            ===========    ===========    ===========   ===========

Weighted average common shares:
    CSFB (USA)
       Basic ............................................       129,862        125,993        128,387       125,211
       Diluted ..........................................       143,068        138,185        140,022       139,012
                                                            ===========    ===========    ===========   ===========
    DLJdirect
       Basic ............................................        18,400         18,400         18,400        18,400
       Diluted ..........................................        18,400         18,400         18,420        18,400
                                                            ===========    ===========    ===========   ===========


     See accompanying notes to condensed consolidated financial statements.

               CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES (Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries)

Condensed Consolidated Statements of Changes in Stockholders' Equity (UNAUDITED)

                  For the Year Ended December 31, 1999 and the
                      Nine Months Ended September 30, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                          Accumulated
                                        CSFB (USA)     DLJdirect    Restricted                              Other
                             Preferred   Common         Common        Stock       Paid-in     Retained   Comprehensive
                               Stock     Stock           Stock        Units       Capital     Earnings      Income          Total
                               -------  --------        --------    ----------   -------     --------   ---------------    -------
Balances at
  December 31, 1998 ...... $   375,000  $    12,281  $        --  $    21,333  $   858,066  $ 1,657,710  $     3,309    $ 2,927,699

Net income ...............          --           --           --           --           --      600,700           --        600,700
Translation adjustment ...          --           --           --           --           --           --       (1,265)        (1,265)
   Total comprehensive
   income ................                                                                                                  599,435

Net proceeds from
   issuance of DLJdirect
   Common Stock ..........          --           --        1,840           --      344,751           --           --        346,591
Dividends:
   CSFB (USA) common
     stock ($0.25 per share)        --           --           --           --           --      (31,412)          --        (31,412)
   Preferred stock
     ($2.82 per share) .....        --           --           --           --           --      (21,180)          --        (21,180)
Exercise of stock
   options ...............          --          222           --           --       72,873           --           --         73,095
Conversion of restricted
   stock units ...........          --           98           --      (10,068)      22,984           --           --         13,014
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------    -----------
Balances at
   December  31, 1999 ....     375,000       12,601        1,840       11,265    1,298,674    2,205,818        2,044      3,907,242

Net income ...............          --           --           --           --           --      457,200           --        457,200
Translation adjustment ...          --           --           --           --           --           --       (3,816)        (3,816)

  Total comprehensive
    income ...............                                                                                                  453,384

Dividends:
  CSFB (USA) common stock
   ($0.125 per share)....           --           --           --           --           --      (15,964)          --        (15,964)
  Preferred stock
   ($2.1156 per share) ...          --           --           --           --           --      (15,867)          --        (15,867)
Exercise of stock
   options ...............          --        1,349           --           --      576,753           --           --        578,102
Conversion of restricted
    stock units ..........          --          105           --      (10,748)      22,195           --           --         11,552
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------    -----------
Balances at
   September 30, 2000 .... $   375,000  $    14,055  $     1,840  $       517  $ 1,897,622  $ 2,631,187  $    (1,772)   $ 4,918,449
                           ===========  ===========  ===========  ===========  ===========  ===========  ===========    ===========








     See accompanying notes to condensed consolidated financial statements.

                 CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
            (Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries)

           Condensed Consolidated Statements of Cash Flows (UNAUDITED)
                                 (IN THOUSANDS)

              For the Nine Months Ended September 30, 2000 and 1999


                                                                                          2000               1999
                                                                                      ------------      ------------
Cash flows from operating activities:
  Net income ....................................................................     $    457,200      $    409,500
                                                                                      ------------      ------------
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Depreciation and amortization ...............................................           78,978            69,972
    Deferred taxes ..............................................................          141,849           (29,991)
    Increase in unrealized appreciation of long-term corporate development
       investments ..............................................................          (51,773)          (78,892)
    Foreign currency translation adjustment .....................................           (3,816)             (962)
                                                                                      ------------      ------------
                                                                                           622,438           369,627
   (Increase) decrease in operating assets:
     Cash and securities segregated for regulatory
       purposes or deposited with clearing organizations ........................          115,060           308,253
     Securities purchased under agreements to resell ............................        4,750,177       (11,586,307)
     Securities borrowed ........................................................        5,932,281        (6,855,018)
     Receivables from customers .................................................       (2,366,156)       (1,581,517)
     Receivables from brokers, dealers and other ................................       (2,512,185)       (4,677,392)
     Financial instruments owned, at value ......................................        1,203,679        (6,828,038)
     Other assets and deferred amounts ..........................................          (51,249)         (100,736)
   Increase (decrease) in operating liabilities:
     Securities sold under agreements to repurchase .............................       (4,750,177)       11,586,307
     Securities loaned ..........................................................          205,100         1,825,152
     Payables to customers ......................................................         (369,604)          605,694
     Payables to brokers, dealers and other .....................................        3,126,760         4,076,347
     Financial instruments sold not yet purchased, at value .....................       (1,986,528)          984,977
     Accounts payable and accrued expenses ......................................         (166,718)          345,618
     Other liabilities ..........................................................         (279,512)          288,763
                                                                                      ------------      ------------

Net cash provided by (used in) operating activities .............................     $  3,413,366      $(11,238,270)
                                                                                      ------------      ------------





     See accompanying notes to condensed consolidated financial statements.

               CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
            (Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries)

           Condensed Consolidated Statements of Cash Flows (UNAUDITED)
                                 (IN THOUSANDS)

              For the Nine Months Ended September 30, 2000 and 1999



                                                                                 2000              1999
                                                                            ------------      ------------
Cash flows from investing activities:
 Net (payments for) proceeds from:
    Purchases of long-term corporate development investments ..........     $   (584,650)     $   (369,153)
    Sales of long-term corporate development investments ..............          766,118            65,735
    Office facilities .................................................         (243,644)         (160,224)
    Other assets ......................................................          (96,239)         (191,511)
                                                                            ------------      ------------

Net cash used in investing activities .................................         (158,415)         (655,153)
                                                                            ------------      ------------

Cash flows from financing activities:
  Net proceeds from (payments for):
    Short-term financings .............................................       (3,693,030)       10,968,814
    Issuance of:
      DLJdirect stock .................................................               --           346,591
      Senior notes ....................................................          503,399           649,188
      Senior secured floating rate notes ..............................           (9,578)         (154,308)
      Medium-term notes ...............................................        1,777,812           684,158
      Structured borrowings ...........................................          166,925           139,727
      Other long-term debt ............................................              579              (210)
    Dividends .........................................................          (31,831)          (39,395)
    Exercise of stock options .........................................          247,330            31,919
                                                                            ------------      ------------

Net cash provided by (used in) financing activities ...................       (1,038,394)       12,626,484
                                                                            ------------      ------------

Increase in cash and cash equivalents .................................        2,276,557           733,061

Cash and cash equivalents at beginning of period ......................        2,020,543         1,049,253
                                                                            ------------      ------------

Cash and cash equivalents at end of period ............................     $  4,297,100      $  1,782,314
                                                                            ============      ============










     See accompanying notes to condensed consolidated financial statements.

               CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
            (Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries)

        Notes to Condensed Consolidated Financial Statements (UNAUDITED)

                               September 30, 2000


1.       MERGER AND SUBSEQUENT EVENTS

On August 30, 2000, Credit Suisse Group, a corporation organized under the laws of Switzerland ("CSG"), agreed to acquire Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries, ("DLJ, Inc." or the "Company") for total consideration of approximately $12.7 billion. Pursuant to a tender offer, a CSG subsidiary offered to purchase all the outstanding shares of the Company's common stock of the series designated Donaldson, Lufkin & Jenrette, Inc. - DLJ Common Stock for a purchase price of $90 per share. After the shares were tendered, the shares held by AXA, S.A., the Company's ultimate parent at the time, and certain affiliates of AXA, were purchased by the CSG subsidiary. On November 3, 2000, the closing date, DLJ, Inc. became an indirect wholly owned subsidiary of CSG. Any unexercised or unvested stock options of the Company as of the closing date were converted into CSG stock options. These transactions (the "Transaction") will not have an effect on the outstanding shares of DLJdirect tracking stock, the series designated Donaldson, Lufkin & Jenrette - DLJdirect Common Stock. After the Transaction, DLJ, Inc. changed its name to Credit Suisse First Boston (USA), Inc. (the "Company").

CSG will account for the Transaction using the purchase method of accounting. However, since the Company has significant preferred stock and public debt outstanding, no adjustments of the historical carrying values of the Company's assets and liabilities to reflect the Transaction will be recorded in the Company's historical financial statements. Similarly, although the Transaction will give rise to significant goodwill, none of this goodwill will be "pushed down" to the Company, and thus goodwill associated with the Transaction will not affect the Company's results of operations.

In connection with the Transaction, a retention plan has been put in place for certain of the Company's employees. The retention plan provides for grants of CSG shares for future services above current compensation levels. The CSG shares granted for future services vest over a three-year period, and the total expense associated with these grants is expected to be approximately $1.2 billion, which will be expensed over the vesting period beginning as of the closing date.

The Company currently anticipates that it will record restructuring charges in connection with the Transaction of between $900 million and $1.2 billion on a pre-tax basis. This is a preliminary estimate, and it is possible that the final restructuring charge may be outside the range. The expected restructuring charges are primarily associated with severance payments to employees, elimination of redundant office facilities and write-off of related assets.

With a view to integrating the businesses of the Company and CSG, and in anticipation of the completion of the Transaction, beginning on October 6, 2000, the Company and Credit Suisse First Boston, Inc., a wholly owned subsidiary of CSG ("CSFBI"), initiated a series of transfers relating to certain proprietary fixed income and equity portfolios maintained by the Company and certain of its subsidiaries, on the one hand, and Credit Suisse First Boston Corporation, a U.S. registered broker dealer that is a direct wholly owned subsidiary of CSFBI ("CSFB Corp."), and certain of its affiliates on the other. In connection with these transfers, CSFB Corp. and certain of its affiliates made an aggregate cash payment of approximately $4.5 billion to the Company and its subsidiaries. On November 3, 2000, in conjunction with the closing of the Transaction, the final step in this series of transfers (collectively, the "Transfer") was completed as CSFBI transferred all of the outstanding shares of CSFB Corp. to the Company in exchange for newly issued Shares of the Company. As a result of the Transfer, CSFB Corp. became a direct wholly owned subsidiary of the Company. Since the Transfer is a transfer of assets and liabilities between entities under common control, it will be accounted for at historical cost in a manner similar to a pooling of interests.

In connection with the Transfer, the Company retired $225.0 million of 9 5/8% Senior Subordinated Notes for a total consideration of $245.4 million, which includes accrued interest and a premium.

In addition, to facilitate the integration of the asset management businesses of the Company and CSG, DLJ Asset Management Group, Inc. ("DLJAM"), previously an indirect wholly owned subsidiary of the Company, became an indirect wholly owned subsidiary of CSFBI through a series of share dividends. The business of DLJAM has been combined with the business of Credit Suisse Asset Management LLC.

In conjunction with the Transaction, CSG and its subsidiaries obtained a $3.1 billion loan from the Company that matures on November 1, 2001 and bears interest at a spread above six-month LIBOR.

The financial statements do not reflect the financial position or results of operations of CSFB Corp. or other parts of the Credit Suisse First Boston business unit for any period.

               CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES (Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries)

        Notes to Condensed Consolidated Financial Statements (UNAUDITED)

                               September 30, 2000


2.       BASIS OF PRESENTATION

The condensed consolidated financial statements include Credit Suisse First Boston (USA), Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Prior to the Transaction, the Company was a majority-owned subsidiary of AXA Financial Inc. ("AXA Financial") and its subsidiaries. The Company's separate financial statements presented herein reflect AXA Financial's cost basis, established in 1985 when they acquired the Company.

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

Certain reclassifications have been made to prior period financial statements to conform to the 2000 presentation. All references to DLJ, Inc. have been changed to CSFB (USA), Inc.

3.       ISSUANCE OF DLJdirect COMMON STOCK

DLJdirect represents a combination of the assets and liabilities of the Company's online discount brokerage and related investment services business, rather than a separately incorporated entity. DLJdirect Common Stock tracks the separate performance of these businesses for periods subsequent to the date of the offering ("Tracking Stock"). On May 28, 1999 ("the closing date"), the Company issued in an initial public offering 18.4 million shares of DLJdirect Common Stock. Prior to issuing the Tracking Stock, the Company's existing common stock was designated as CSFB (USA) Common Stock (formerly DLJ, Inc. Common Stock) to reflect the performance of the Company's primary businesses, i.e., Banking, Fixed Income, Equities and Financial Services, plus a retained interest in DLJdirect. All of the Company's businesses other than those included in DLJdirect, plus the Company's retained interest in DLJdirect are referred to as CSFB (USA). Holders of the Tracking Stock are common stockholders of the Company but have no voting rights, except in certain limited circumstances, and will be subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

Earnings applicable to common shares for CSFB (USA) includes a 100% retained interest in DLJdirect for periods prior to the closing date and 82.1% for subsequent periods.

4.       INCOME TAXES

Income taxes for interim period condensed consolidated financial statements have been accrued using the Company's estimated effective tax rate. Federal income taxes paid for the nine months ended September 30, 2000 and 1999 were $221.3 million and $179.6 million, respectively.

5.       BORROWINGS

Short-term borrowings are generally demand obligations with interest approximating Federal fund rates. Such borrowings are generally used to facilitate the securities settlement process, to finance securities inventories and to finance securities purchased by customers on margin. At September 30, 2000 and December 31, 1999 there were no borrowings secured by Company-owned securities.

               CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
            (Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries)

        Notes to Condensed Consolidated Financial Statements (UNAUDITED)


The Company has a $2.0 billion commercial paper program. Obligations issued under this program are exempt from registration under the Securities Act of 1933, as amended under Section 3(a)(3) (the "Securities Act"). At September 30, 2000, $0.7 billion was outstanding under this program.


Long-term borrowings:                                                                      September 30,       December 31,
                                                                                                2000               1999
                                                                                           -------------      --------------
                                                                                                    (IN THOUSANDS)
Senior notes, 5.875%-8.00% due various dates through 2008.............................       $ 2,544,072         $ 2,040,673
Medium-term notes, 0.62% - 7.60% due various dates through 2016......................          4,007,671           2,229,859
Senior secured floating rate notes due 2005...........................................           286,114             295,692
Global floating rate notes, due 2002..................................................           349,484             348,805
Subordinated exchange notes, 9.58%  due 2003..........................................           225,000             225,000
Structured borrowings, 6.628% - 7.46% due various dates through 2007.................            315,569             148,644
Other borrowings......................................................................            20,317              20,417
                                                                                           -------------      --------------

     Total long-term borrowings.......................................................       $ 7,748,227         $ 5,309,090
                                                                                             ===========         ===========

Current maturities....................................................................       $ 1,260,352        $    460,569
                                                                                             ===========        ============


In February 2000, the Company filed a shelf registration with the Securities and Exchange Commission which enables the Company to issue $3.1 billion of senior debt, subordinated debt securities, preferred stock and warrants. In the third quarter of 2000, the Company issued $385.0 million medium-term notes with various maturity dates through 2003 under its shelf registration statement.

In April 2000, the Company established a Euro Medium-Term Note program which enables it to issue up to $1.0 billion of notes. In the second quarter of 2000, the Company issued $890.5 million medium-term notes with various maturity dates through 2005 from this program. There were no issuances under this program in the third quarter.

In October 2000, in conjunction with the Transaction, the Company redeemed the 9.58% Subordinated Exchange Notes due October 15, 2003 for $245.4 million, which includes accrued interest and a premium.

For the nine months ended September 30, 2000 and 1999, interest paid on all borrowings and financing arrangements amounted to $5.3 billion and $3.3 billion, respectively.

6.       LONG-TERM CORPORATE DEVELOPMENT INVESTMENTS

Long-term corporate development investments represent the Company's involvement in private debt and equity investments. These investments generally have no readily available market or may otherwise be restricted as to resale under the Securities Act of 1933; therefore, these investments are carried at estimated fair value as determined by the Finance Committee of the Board of Directors. The cost of these investments was $1.2 billion at September 30, 2000 and $1.4 billion at December 31, 1999. For the nine months ended September 30, 2000 and 1999, the increase in net unrealized appreciation amounted to $51.8 million and $78.9 million, respectively. Changes in unrealized appreciation arising from changes in fair value or upon realization are reflected in revenues, principal transactions-net, investment revenues in the condensed consolidated statements of income.

7.       NET CAPITAL

The Company's principal wholly owned subsidiary, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"), is a registered broker-dealer, a registered futures commission merchant and member firm of The New York Stock Exchange, Inc. (the "NYSE"). Accordingly, DLJSC is subject to the minimum net capital requirements of the Securities and Exchange Commission, NYSE and the Commodities Futures Trading Commission. As such, it is subject to NYSE's net capital rule, which conforms to the Uniform Net Capital Rule pursuant to rule 15c3-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the alternative method permitted by this rule, the required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds whichever is greater. If a member firm's capital is less than four

              CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES (Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries)

        Notes to Condensed Consolidated Financial Statements (UNAUDITED)


percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm's net capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. At September 30, 2000, DLJSC's net capital of approximately $1.7 billion was 15 percent of aggregate debit balances and in excess of the minimum requirement by approximately $1.5 billion.

The Company's London-based broker-dealer subsidiaries are subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Other U.S. and foreign broker-dealer subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At September 30, 2000, the Company and its broker-dealer subsidiaries complied with all applicable regulatory capital adequacy requirements.

8.       EARNINGS PER SHARE

Earnings per common share for periods subsequent to the issuance of the Tracking Stock have been calculated using the two-class method. The two-class method is an earnings allocation formula that determines the earnings per share for each class of common stock according to participation rights in undistributed earnings.

For the Company, basic earnings per common share represents earnings applicable to common shares (including its retained interest in DLJdirect) divided by the weighted average actual common shares outstanding, excluding the effect of potentially dilutive securities. The Company's retained interest excludes the effect of the 10 million shares of common stock that have been reserved for issuance under the DLJdirect Incentive Compensation Plan. Diluted earnings per common share include the dilutive effects of the Restricted Stock Unit Plan and the dilutive effect of options calculated under the treasury stock method. During the first quarter of 2000, 1.0 million RSUs vested and were converted into the Company's common stock. This amount is included in the calculation of diluted earnings per common share.

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

The numerators and denominators of the basic and diluted earnings per common share computations include the following items:


                                                                       Three Months Ended           Nine Months Ended
                                                                          September 30,                September 30,
CSFB (USA) COMMON STOCK                                               2000          1999           2000           1999
-----------------------                                               -----         -----          -----          ----
                                                                                      (IN THOUSANDS)

 Earnings applicable to common shares-basic and diluted ......     $  45,526      $ 117,507      $ 440,826     $ 394,180
                                                                   =========      =========      =========     =========

 Weighted average common shares-basic ........................       129,862        125,993        128,387       125,211

 Effect of dilutive securities:
   Restricted stock units ....................................            --            944            122         1,061
   Stock options .............................................        13,206         11,248         11,513        12,740
                                                                   ---------      ---------      ---------     ---------

Weighted average common shares-diluted .......................       143,068        138,185        140,022       139,012
                                                                   =========      =========      =========     =========

DLJdirect COMMON STOCK

 Earnings (loss) applicable to common shares-basic and diluted     $    (745)     $    (596)     $     507     $    (547)
                                                                   =========      =========      =========     =========

 Weighted average common shares-basic ........................        18,400         18,400         18,400        18,400

 Effect of diluted stock options .............................            --             --             20            --
                                                                   ---------      ---------      ---------     ---------

 Weighted average common shares - diluted ....................        18,400         18,400         18,420        18,400
                                                                   =========      =========      =========     =========


               CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
            (Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries)

        Notes to Condensed Consolidated Financial Statements (UNAUDITED)


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

QUANTITATIVE DISCLOSURES FOR ALL TRADING DERIVATIVES

The notional or contract amounts indicate the extent of the Company's involvement in the derivative instruments noted above. They do not measure the Company's exposure to market or credit risk and do not represent the future cash requirements of such contracts. The notional (contract) amounts for derivatives outstanding at September 30, 2000 and December 31, 1999 are as follows:


                                                                    September 30,     December 31,
                                                                        2000              1999
                                                                        ----              ----
                                                                             (IN BILLIONS)
                                                                             -------------

Options written...............................................            $ 17.6            $ 15.1
Options purchased.............................................            $ 20.8            $  7.4
Forward contracts purchased...................................            $ 31.4            $ 35.6
Forward contracts sold........................................            $ 46.3            $ 41.1
Futures contracts purchased...................................            $  2.2            $  2.9
Futures contracts sold........................................            $  3.1            $  4.3
Swaps.........................................................            $ 42.2            $ 24.5


The fair values of derivatives outstanding at September 30, 2000 and December 31, 1999 are as follows:


                                                              September 30, 2000              December 31, 1999
                                                          -------------------------       ------------------------
                                                          Assets        Liabilities       Assets       Liabilities
                                                          ------        -----------       ------       -----------
                                                                              (IN MILLIONS)
                                                                              -------------

Options...........................................      $    582.2       $ 1,247.5       $ 519.9         $ 1,002.6
Forward contracts.................................      $  1,029.7       $ 1,463.3       $ 327.1         $   247.3
Futures contracts.................................      $      4.9       $     1.1       $   3.5         $     9.8
Swaps.............................................      $    387.8       $   369.1       $ 256.9         $   240.2










The average fair values of derivatives for the nine months ended September 30, 2000 and the year ended December 31, 1999 are as follows:

                                                               Nine Months Ended                      Year Ended
                                                               September 30, 2000                  December 31, 1999
                                                            --------------------------         ------------------------
                                                            Assets         Liabilities         Assets       Liabilities
                                                            ------         -----------         ------       -----------
                                                                               (IN MILLIONS)

Options...........................................          $   451.3      $ 1,009.2           $169.5       $ 444.8
Forward contracts.................................          $ 1,086.0      $ 1,488.1           $329.0       $ 312.6
Futures contracts.................................          $    23.9      $     8.9           $ 10.3       $   7.4
Swaps.............................................          $   377.3      $   329.9           $253.3       $  94.3


The majority of the Company's derivatives are short-term in duration.

               CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
            (Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries)

        Notes to Condensed Consolidated Financial Statements (UNAUDITED)


DISCLOSURES FOR ALL NON-TRADING DERIVATIVES

The Company also enters into interest rate and cross currency swaps to modify the characteristics of periodic interest payments associated with some of its long-term debt obligations. At September 30, 2000 and December 31, 1999, the notional amount of these swaps was $4.5 billion and $3.3 billion, respectively.

10.      COMMITMENTS AND CONTINGENCIES

The Company issues letters of credit for which it is contingently liable for $351.8 million at September 30, 2000.

The Company enters into commitments to extend credit to non-investment grade borrowers in connection with the origination and syndication of senior bank debt. At September 30, 2000, unfunded senior bank loan commitments outstanding amounted to $890.5 million.

At September 30, 2000, the Company has commitments of $1.7 billion to invest on a side-by-side basis with merchant banking partnerships.

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

11.      INDUSTRY SEGMENT AND GEOGRAPHIC DATA

The Company operates and manages its businesses through four operating segments:
Banking, Equities, Fixed Income and Financial Services. The following is a summary of the Company's segment data:


                                                        Fixed                 Financial
                                          Banking       Income      Equities   Services   Elimination
For the Quarters Ended:                   Group         Group        Group       Group       & Other      Total
-----------------------                   -----         -----        -----       -----       -------       -----
                                                                      (IN MILLIONS)
SEPTEMBER 30, 2000
Net revenues from external sources     $    413.5    $  157.0    $    262.2    $    358.3   $  (40.4)   $  1,150.6
Net intersegment revenues ........            0.0        (0.1)         (1.0)         40.6      (39.5)          0.0
Net interest revenue .............           (6.6)       42.2          18.2         103.8       39.2         196.8
                                       ----------    --------    ----------    ----------   --------    ----------

   Total net revenues ............     $    406.9    $  199.1    $    279.4    $    502.7   $  (40.7)   $  1,347.4
                                       ==========    ========    ==========    ==========   ========    ==========

Income before income taxes .......     $     52.1    $   44.0    $    (34.6)   $     70.8   $  (53.3)   $     79.0
                                       ==========    ========    ==========    ==========   ========    ==========

SEPTEMBER 30, 1999
Net revenues from external sources     $    534.3    $  131.1    $    219.6    $    316.4   $  (34.5)   $  1,166.9
Net intersegment revenues ........            0.0         0.0          (1.7)         28.0      (26.3)          0.0
Net interest revenue .............            2.2        54.7          (3.2)         70.2       37.9         161.8
                                       ----------    --------    ----------    ----------   --------    ----------
   Total net revenues ............     $    536.5    $  185.8    $    214.7    $    414.6   $  (22.9)   $  1,328.7
                                       ==========    ========    ==========    ==========   ========    ==========

Income before income taxes .......     $    156.1    $   48.9    $      2.0    $     55.7   $  (68.7)   $    194.0
                                       ==========    ========    ==========    ==========   ========    ==========













For the Nine Months Ended:

SEPTEMBER 30, 2000
Net revenues from external sources     $  1,441.3    $  475.4    $  1,054.2    $  1,303.3   $  (96.2)   $  4,178.1
Net intersegment revenues ........            0.0        (0.1)         (4.1)        128.1     (123.8)          0.0
Net interest revenue .............          (24.7)      132.8          38.5         314.0      150.2         610.8
                                       ----------    --------    ----------    ----------   --------    ----------
   Total net revenues ............     $  1,416.6    $  608.1    $  1,088.6    $  1,745.4   $  (69.8)   $  4,788.9
                                       ==========    ========    ==========    ==========   ========    ==========

Income before income taxes .......     $    302.9    $  155.0    $    108.6    $    349.8   $ (190.6)   $    725.7
                                       ==========    ========    ==========    ==========   ========    ==========


                CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
             (Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries)

        Notes to Condensed Consolidated Financial Statements (UNAUDITED)


                                                        Fixed                      Financial
                                        Banking        Income       Equities       Services     Elimination
For the Nine Months Ended:               Group          Group        Group           Group        & Other         Total
--------------------------               -----          -----        -----           -----        -------         -----
                                                                      (IN MILLIONS)
SEPTEMBER 30, 1999
Net revenues from external sources     $  1,335.2   $     602.5    $    676.9    $     980.0   $   (100.3)   $    3,494.3
Net intersegment revenues ........            0.0          (0.1)         (5.1)          83.1        (77.9)            0.0
Net interest revenue .............           (1.6)        110.3           8.2          194.9         89.9           401.7
                                       ----------   -----------    ----------    -----------   ----------    ------------
    Total net revenues ...........     $  1,333.6   $     712.7    $    680.0    $   1,258.0   $    (88.3)   $    3,896.0
                                       ==========   ===========    ==========    ===========   ==========    ============

Income before income taxes .......     $    360.4   $     222.6    $     51.5    $     230.1   $   (214.6)   $      650.0
                                       ==========   ===========    ==========    ===========   ==========    ============

Balance sheet data:

SEPTEMBER 30, 2000
Segment assets ...................     $  2,220.5   $  64,842.6    $  5,019.7    $  34,367.2   $ (2,699.3)   $  103,750.7
                                       ==========   ===========    ==========    ===========   ==========    ============

DECEMBER 31, 1999
Segment assets ...................     $  2,273.2   $  74,884.7    $  5,325.5    $  30,586.4   $ (4,057.7)   $  109,012.1
                                       ==========   ===========    ==========    ===========   ==========    ============



The following is a reconciliation of the Company's reported income before provision for income taxes to the Company's consolidated totals:


                                                                  Three Months Ended                 Nine Months Ended
                                                                    September 30,                      September 30,
                                                                2000             1999              2000             1999
                                                          ----------------------------------------------------------------------
                                                                                      (IN MILLIONS)
INCOME BEFORE PROVISION FOR INCOME TAXES:

Total income for reported segments.......................       $ 132.3          $ 262.7           $ 916.3         $ 864.6
All other income (losses)................................          30.9            (12.8)            114.0           (39.9)
Consolidation/elimination (1)............................         (84.2)           (55.9)           (304.6)         (174.7)
                                                                -------          -------           -------         -------

   Total income before provision for income taxes........       $  79.0          $ 194.0           $ 725.7         $ 650.0
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

The Company's principal operations are located in the United States. The Company maintains offices in Europe, Latin America and Asia, with the majority of foreign business done through the London offices. The following are net revenues by geographic region:


                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                               2000               1999
                                                                            --------------------------------
                                                                                    (IN MILLIONS)

United States......................................................            $ 3,851.5          $ 3,332.3
Other foreign......................................................                937.4              563.7
                                                                             -----------        -----------

      Total........................................................            $ 4,788.9          $ 3,896.0
                                                                               =========          =========


12.      LEGAL PROCEEDINGS

Since Ameriserve Food Distribution, Inc. ("Ameriserve"), its parent company, Nebco Evans Holding Company, and related corporations, filed Chapter 11 petitions in the U.S. Bankruptcy Court for the District of Delaware on or about January 31, 2000, Ameriserve has entered into an agreement, subject to Bankruptcy Court approval, to sell substantially all of its remaining assets, and has filed a liquidating plan. DLJ Bridge Finance, Inc., a wholly owned subsidiary of the Company, through a subsidiary, made a $100 million secured loan to Ameriserve. The loan subsequently was transferred to DLJ Capital

             CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES (Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries)

        Notes to Condensed Consolidated Financial Statements (UNAUDITED)


Funding, which has filed a claim with respect to that loan in the Bankruptcy Court proceeding. Certain parties to the Bankruptcy Court proceeding may seek subordination of DLJ Capital Funding's claim. In the Bankruptcy Court proceedings, discovery has been taken from the Company and its affiliates concerning their relationships with Ameriserve and related companies.

On August 25, 2000, the U.S. Court of Appeals for the Second Circuit ruled on plaintiffs' appeal from the judgment of the U.S. District Court for the Southern District of New York dismissing plaintiffs' complaint in the putative class action brought by a purported class of purchasers of certain notes and warrants to purchase shares of common stock of Rickel Home Centers, Inc. The Court of Appeals affirmed the District Court's judgment in part, reversed the judgment in part, and remanded the case to the District Court for further proceedings on class certification and other issues. In October 2000, the case was reassigned from the original judge who presided over the case to another judge. Plaintiffs moved again for class certification. Defendants have opposed the motion. The motion is pending.

On September 7, 2000, defendants in IN RE PUBLIC OFFERING FEE ANTITRUST LITIGATION, which is pending in the U.S. District Court for the Southern District of New York, filed their memorandum in opposition to plaintiffs' motion for leave to file a consolidated second amended complaint. On October 2, 2000, all defendants in CHS ELECTRONICS, INC. V. CREDIT SUISSE FIRST BOSTON CORPORATION, ET AL., moved to transfer that action from the U.S. District Court for the Southern District of Florida to the U.S. District Court for the Southern District of New York.

On October 3, 2000, the U.S. District Court for the Northern District of Texas partially reversed the ruling issued by the U.S. Bankruptcy Court in the adversary proceeding brought by the National Gypsum Corporation ("NGC") Settlement Trust against DLJSC and others. The District Court agreed with the Bankruptcy Court that the claims of the State Court plaintiff and the NGC Settlement Trust are not absolutely barred by the NGC plan of reorganization. However, contrary to the Bankruptcy Court's ruling, the District Court held that the NGC plan of reorganization requires that plaintiffs (i) pay the attorneys' fees and costs of defendants in the event that plaintiffs' claims are unsuccessful, and (ii) provide appropriate proof of plaintiffs' ability to pay such fees and costs. The State Court plaintiff and the NGC Settlement Trust have appealed the District Court's judgment to the U.S. Court of Appeals for the Fifth Circuit.

Beginning in August 2000, the Company, its directors and certain other entities were named as defendants in four putative class actions filed in the Court of Chancery, State of Delaware, New Castle County, on behalf of a purported class of public shareholders of DLJ common stock. Each of the complaints, which are substantially the same, allege that the transaction (the "CSG Transaction") announced on August 30, 2000, whereby the Company agreed to be acquired by Credit Suisse Group ("CSG"), is a breach of the defendants' fiduciary duties; that the consideration to be received by the public shareholders of the Company in the transaction is inadequate and unfair; and that the process whereby the transaction was negotiated and approved was flawed. The complaints seek, among other relief, damages in an unspecified amount and rescission of the transaction. Defendants have not been required to file responsive pleadings in these actions. The Company intends to defend itself vigorously against all of the allegations contained in the complaints.

Beginning in September 2000, the Company, its directors and certain other entities were named as defendants in four putative class actions filed in the Court of Chancery, State of Delaware, New Castle County, on behalf of a purported class of public shareholders of DLJdirect common stock. Each of the complaints, which are substantially the same, alleges that the CSG Transaction is unfair to the holders of DLJdirect common stock in that the value of such DLJdirect shares is not being maximized in the CSG Transaction. The complaints further allege that the Company's directors breached their fiduciary duties to DLJdirect shareholders by approving the CSG Transaction, and that the Company's directors had personal financial interests that created a conflict of interest for them because they allegedly own more DLJ common shares in terms of value than they own DLJdirect shares. The complaints seek, among other relief, damages in an unspecified amount. On or about October 11, 2000, an amended complaint was filed in one of these actions which adds allegations that the completion of the CSG Transaction would adversely affect the DLJdirect shares; that the holders of DLJdirect shares have a contractual right to a separate vote on the CSG Transaction as well as a contractual right to have their shares purchased if the Company shares are being purchased. As additional relief, the amended complaint seeks, among other things, an order requiring a class vote on the CSG Transaction. At a conference on October 12, 2000, the Court denied a motion by plaintiffs to schedule a preliminary injunction hearing on the allegations of the amended complaint. The time for defendants to answer or respond to the pleadings in the DLJdirect cases has not yet elapsed. The Company intends to defend itself vigorously against all of the allegations contained in the complaints.

                     CREDIT SUISSE FIRST BOSTON (USA), INC.
                  (Formerly Donaldson, Lufkin & Jenrette, Inc.)

        Notes to Condensed Consolidated Financial Statements (UNAUDITED)


In September 2000, the Company, its directors and CSG, along with certain other entities, were named as defendants in a putative class action commenced in the U.S. District Court for the Southern District of New York brought on behalf of a purported class of public shareholders of DLJdirect. The complaint alleges, among other things, that certain statements in the 1999 prospectus issued in connection with the initial public offering of DLJdirect shares were allegedly false and misleading in their description of the rights attributable to the DLJdirect shares; that the tender offer materials disseminated in connection with the CSG Transaction are false and misleading in allegedly failing to describe certain rights to the DLJdirect shares in connection with the CSG Transaction, among other things; and that these alleged misstatements constitute violations of the federal securities laws. The complaint further alleges that defendants violated their fiduciary duties under state law by failing to provide for the purchase of DLJdirect shares as part of the CSG Transaction. The complaint seeks, among other things, an award of rescission or damages in an unspecified amount, a declaration that defendants have violated the federal securities laws and their state law fiduciary duties, and unspecified corrective disclosures. On October 2, 2000, plaintiff moved for an order setting a date for a preliminary injunction hearing and for expedited discovery, which the Court has not granted. The Company intends to defend itself vigorously against all of the allegations contained in the complaint.

On September 6, 2000, DLJSC, Donaldson, Lufkin & Jenrette International ("DLJI") and certain other individuals and entities were named as defendants in a putative class action filed in the U.S. District Court for the Southern District of New York on behalf of a purported class of persons who purchased or acquired American Depository Shares ("ADS") of Independent Energy Holdings PLC ("Independent Energy") in Independent Energy's secondary offering of $200 million of ADS in March 2000. In early September 2000, shortly before this action was filed, receivers were appointed for Independent Energy in the United Kingdom. The complaint alleges violations of the federal securities laws against DLJSC, as one of the underwriters of the ADS, and DLJI, as a financial advisor to Independent Energy that sold shares in connection with the secondary offering, arising out of alleged misrepresentations and omissions contained in the registration statement and prospectus for the secondary offering of ADS. The complaint seeks, among other things, compensatory damages, and rescissory, equitable and/or injunctive relief. The time for DLJSC and DLJI to respond to the complaint has not yet elapsed. DLJSC and DLJI intend to defend themselves vigorously against all the allegations contained in the complaint.

Beginning in October 2000, other alleged purchasers of Independent Energy ADS filed five additional putative class action complaints in the U.S. District Court for the Southern District of New York naming DLJSC, among others, as a defendant. The complaints were filed on behalf of purported classes of persons who purchased or acquired Independent Energy ADS in the secondary offering of ADS and thereafter. The Company is named as a defendant in one of the four complaints. The claims asserted in these complaints are substantially similar to those asserted in the complaint filed on September 6, 2000, described above. The DLJ entities named in these actions, which have been served in only one of the actions, have not been required to respond to date in any of these actions. They intend to defend themselves vigorously against all the allegations contained in these additional complaints.

Although there can be no assurance, the Company's management does not believe that the ultimate outcome of the matters described above will have a material adverse effect on the Company's consolidated financial condition. Based upon the information currently available to it, the Company's management cannot predict whether or not these matters will have a material adverse effect on the Company's results of operations in any particular period.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CREDIT SUISSE FIRST BOSTON (USA), INC.
                  (FORMERLY DONALDSON, LUFKIN & JENRETTE, INC.)

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

         Global growth remained relatively healthy in the third quarter of 2000, however concerns about rising oil prices dampened optimism that the Federal Reserve Board has finished raising interest rates for the year. With the exception of emerging market bonds, international stock and bond markets were weak, reflecting a sharp decline in the euro. During the third quarter IPO issuance rose 24% from the same period last year. U.S stock issues were greater than the third quarter of 1999, but below the total of both previous quarters in 2000. A major contributor to the decline in IPO issuance has been the technology sector, as new issue volume fell 41% from the second quarter and 66% from the first quarter. More than one quarter of new issuances of stocks and bonds were done for companies outside the United States, reflecting a trend toward the globalization of the U.S. market. Mergers and acquisitions continued at a steady pace with volume and number of deals down slightly from the third quarter of 1999. Mergers and acquisitions activity occurred in many different sectors of the economy, as opposed to earlier in the year when it was focused almost exclusively in the telecommunications, media and technology sectors. The demand for global financial advisory services continued to be strong, reflecting the trends of consolidation and globalization across industry sectors and borders. Stable inflation and signs of a slowing economy indicate that the Federal Reserve Board's past interest rate increases have been effective, easing concerns about future increases.

RECENT DEVELOPMENTS

         On August 30, 2000, Credit Suisse Group, a corporation organized under the laws of Switzerland ("CSG"), agreed to acquire Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries, ("DLJ, Inc." or the "Company") for total consideration of approximately $12.7 billion. Pursuant to a tender offer, a CSG subsidiary offered to purchase all the outstanding shares of the Company's common stock of the series designated Donaldson, Lufkin & Jenrette, Inc. - DLJ Common Stock for a purchase price of $90 per share. After the shares were tendered, the shares held by AXA, S.A., the Company's ultimate parent at the time, and certain affiliates of AXA, were purchased by the CSG subsidiary. On November 3, 2000, the closing date, DLJ, Inc. became an indirect wholly owned subsidiary of CSG. Any unexercised or unvested stock options of the Company as of the closing date were converted into CSG stock options. These transactions (the "Transaction") will not have an effect on the outstanding shares of DLJdirect tracking stock, the series designated Donaldson, Lufkin & Jenrette - DLJdirect Common Stock. After the Transaction, DLJ, Inc. changed its name to Credit Suisse First Boston (USA), Inc. (the "Company").

         CSG will account for the Transaction using the purchase method of accounting. However, since the Company has significant preferred stock and public debt outstanding, no adjustments of the historical carrying values of the Company's assets and liabilities to reflect the Transaction will be recorded in the Company's historical financial statements. Similarly, although the Transaction will give rise to significant goodwill, none of this goodwill will be "pushed down" to the Company, and thus goodwill associated with the Transaction will not affect the Company's results of operations.

         In connection with the Transaction, a retention plan has been put in place for certain of the Company's employees. The retention plan provides for grants of CSG shares for future services above current compensation levels. The CSG shares granted for future services vest over a three-year period, and the total expense associated with these grants is expected to be approximately $1.2 billion, which will be expensed over the vesting period beginning as of the closing date.

         The Company currently anticipates that it will record restructuring charges in connection with the Transaction of between $900 million and $1.2 billion on a pre-tax basis. This is a preliminary estimate, and it is possible that the final restructuring charge may be outside the range. The expected restructuring charges are primarily associated with severance payments to employees, elimination of redundant office facilities and write-off of related assets.

         With a view to integrating the businesses of the Company and CSG, and in anticipation of the completion of the Trnasaction, beginning on October 6, 2000, the Company and Credit Suisse First Boston, Inc., a wholly owned subsidiary of CSG ("CSFBI"), initiated a series of transfers relating to certain proprietary fixed income and equity portfolios maintained by the Company and certain of its subsidiaries, on the one hand, and Credit Suisse First Boston Corporation, a U.S. registered broker dealer that is a direct wholly owned subsidiary of CSFBI ("CSFB Corp."), and certain of its affiliates on the other. In connection with these transfers, CSFB Corp. and certain of its affiliates made an aggregate cash payment of approximately $4.5 billion to the Company and its subsidiaries. On November 3, 2000, in conjunction with the closing of the Transaction, the final step in this series of transfers (collectively, the "Transfer") was completed as CSFBI transferred all of the outstanding shares of CSFB Corp. to the Company in exchange for newly issued Shares of the Company. As a result of the Transfer, CSFB Corp. became a direct wholly owned subsidiary of the Company. Since the Transfer is a transfer of assets and liabilities between entities under common control it will be accounted for at historical cost in a manner similar to a pooling of interests.

         In connection with the Transfer, the Company retired $225.0 million of 9 5/8% Senior Subordinated Notes for a total consideration of $245.4 million, which includes accrued interest and a premium.

         In addition, to facilitate the integration of the asset management businesses of the Company and CSG, DLJ Asset Management Group, Inc. ("DLJAM"), previously an indirect wholly owned subsidiary of the Company, became an indirect wholly owned subsidiary of CSFBI through a series of share dividends. The business of DLJAM has been combined with the business of Credit Suisse Asset Management LLC.

         In conjunction with the Transaction, CSG and its subsidiaries obtained a $3.1 billion loan from the Company that matures on November 1, 2001 and bears interest at a spread above six-month LIBOR.

         The financial statements do not reflect the financial position or results of operations of CSFB Corp. or other parts of the Credit Suisse First Boston business unit for any period.

RESULTS OF OPERATIONS  - CREDIT SUISSE FIRST BOSTON (USA), INC.
                      (FORMERLY DONALDSON, LUFKIN & JENRETTE, INC.)


QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

         Due to the uncertainty caused by the merger announcement described above in "Recent Developments", there was a substantial decline in the Company's business activity in the month of September. Revenues, which averaged $800.3 million for the first eight months of the year, aggregated $531.0 million for the month of September 2000. As a result, the comparison of the Company's results of operations for the quarter ended September 30, 2000 may not be indicative of results had the merger not occurred.

         Total revenues increased $360.7 million, or 20.7% to $2.1 billion. Revenues increased primarily as a result of increases in commissions, interest and trading gains, offset by substantial decreases in underwritings. Changes in net revenues from external sources for each of the Company's industry segments were: Banking Group revenues decreased $120.8 million primarily due to decreased fees and underwriting revenues; Equities Group revenues increased $42.6 million primarily as a result of increased commissions and trading gains both domestically and internationally; Fixed Income Group revenues increased $25.9 million, principally as a result of an increase in the trading activity in the fixed income derivatives business; Financial Services Group revenues increased $41.9 million primarily as a result of increased fees and trading gains in the Company's correspondent and online brokerage businesses.

         Commission revenues increased $37.2 million or 13.8% to $306.4 million due to increased business in virtually all areas. Quarterly combined share volumes on the NYSE and NASDAQ exchanges averaged approximately 150 billion shares for the third quarter of 2000 compared to approximately 110 billion shares for the comparable period a year ago.

         Underwriting revenues decreased $102.1 million or 41.6% to $143.3 million as a result of a decline in domestic new issuances of stocks and bonds, particularly in the technology, media and telecommunications sectors.

         Fee revenues increased $5.7 million or 1.3% to $454.4 million. These results reflect primarily the Company's continuing market share growth in global merger and acquisitions advisory transactions and fees related to private fund and private placement activities. Fee income in the Company's retail, correspondent and online brokerage businesses increased due to customer demand for a variety of portfolio advisory and technology services.

         Interest, net of interest expense to finance U.S. government, agency and mortgage-backed securities, increased $377.1 million or 70.2% to $914.6 million. The increase was across all areas of the firm but primarily in customer-driven activities such as securities lending/borrowing and margin lending. Margin debit balances increased approximately 37% and most short-term rates were more than 100 basis points higher than the previous year.

         Principal transactions-net, trading revenues increased $50.0 million to $177.8 million primarily as a result of increased trading volumes in the fixed income and equity markets.

         Principal transactions-net, investment revenues decreased $9.7 million to $47.9 million primarily as a result of decreased realized and unrealized gains on the Company's merchant banking and venture capital investments.

         Total costs and expenses increased $475.7 million or 31.5% to $2.0 billion primarily due to growth in the correspondent and online discount securities businesses as well as the Company's international expansion in Europe and Asia.

         Compensation and benefits increased $53.2 million or 7.0% to $814.8 million. Incentive and production-related compensation decreased 3.6%. Base compensation, including benefits and payroll taxes, increased by 33.2% primarily due to the Company's significant international expansion. Full-time worldwide personnel increased by approximately 2,200 or 23% to 12,000 at September 30, 2000 as compared to September 30, 1999.

         Interest expense increased $342.0 million or 91.0% to $717.7 million due primarily to increased borrowing to finance customer activity as well as the significant increases in interest rates noted above.

         All other expenses increased $80.6 million or 21.6% to $453.6 million, as noted below.

         Communications and technology increased $21.7 million due to expansion of the Company's international operations, implementation and development of new systems, and overhaul of the online customer trading and information systems for the Company's correspondent brokerage network. Brokerage, clearing, exchange fees and other expenses increased $29.8 million due to increased trading volume and transaction fee payments. Occupancy and related costs increased $11.0 million primarily as a result of the Company's domestic growth and international expansion. All other operating expenses increased $18.1 million. Included therein are professional fees, travel and entertainment, and printing and stationery which increased $19.7 million due to an overall increase in the level of business activity, despite the September decline, offset by an $8.8 million decrease in advertising.

         The changes in income before income taxes for each industry segment were: Banking Group pretax income decreased $104.0 million as a result of decreased underwritings, and fees related to merger and acquisition activity; Equities Group pretax income decreased $36.6 million due to increases in compensation-related expenses, offset in part by increases in commissions, net interest income and trading gains; Fixed Income Group pretax income decreased $4.9 million as a result of decreased underwriting revenues in all areas, offset in part by trading gains in fixed income derivatives; Financial Services Group pretax income increased $15.1 million as a result of increased fees, net interest income, and trading gains related to its correspondent and online brokerage businesses, offset by increased technology spending.

         The Company's income tax provision for the quarters ended September 30, 2000 and 1999 was $29.2 million and $71.8 million, respectively, a 37.0% effective tax rate for both periods.

         Net income for the quarter ended September 30, 2000 decreased $72.4 million, or 59.2% to $49.8 million. Diluted earnings per common share were $0.32 for 2000 and $0.85 for 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Due to the uncertainty caused by the merger announcement described above in "Recent Developments", there was a substantial decline in the Company's business activity in the month of September. Revenues, which averaged $800.3 million for the first eight months of the year, aggregated $531.0 million for the month of September 2000. As a result, the comparison of the Company's results of operations for the nine months ended September 30, 2000 may not be indicative of results had the merger not occurred.

         Total revenues for the nine months increased $1.9 billion, or 38.0% to $6.9 billion. During 2000, revenues increased primarily as a result of increases in commissions, fees, interest, trading and investment gains, offset in part by decreases in underwritings. Changes in net revenues from external sources for each of the Company's industry segments were: Banking Group revenues increased $106.1 million primarily as a result of increased advisory fees and investment gains, which offset the effects of decreased underwriting revenues. The Company's growing market share in global transactions was reflected in the 47% increase in revenues from international banking; Equities Group revenues increased $377.3 million primarily as a result of increased commissions and trading revenues, both domestically and internationally; Fixed Income Group revenues decreased $127.1 million, principally as a result of reduced underwriting revenues in the high-yield market, offset in part by increased trading activity in the asset backed area; Financial Services Group revenues increased $323.3 million primarily as a result of increased commissions, fees and trading gains in the Company's correspondent and online brokerage businesses.

         Commission revenues increased $306.6 million or 36.4% to $1.1 billion due to increased business in virtually all areas. Commissions generated internationally, primarily in London and Hong Kong equities more than doubled over the comparable period of 1999.

         Underwriting revenues decreased $326.6 million or 35.8% to $585.2 million, primarily as a result of the overall decline in domestic new issuances of stocks and bonds, particularly in the high-yield market.

         Fee revenues increased $322.8 million or 30.0% to $1.4 billion. These results reflect primarily the Company's continuing market share growth in global merger and acquisitions advisory transactions. Fee income in the Company's correspondent and online brokerage businesses increased due to customer demand for a variety of portfolio advisory and technology services.

         Interest, net of interest expense to finance U.S. government, agency and mortgage-backed securities, increased $1.2 billion or 82.0% to $2.8 billion. The increase was primarily in customer-driven activities such as securities lending/borrowing and margin lending. Margin debit balances increased approximately 56% and most short-term rates were more than 100 basis points higher than the previous year.

         Principal transactions-net, trading revenues increased $256.6 million to $776.8 million primarily as a result of increases in customer order flow and trading volumes in the fixed income and equity markets.

         Principal transactions-net, investment revenues increased $111.5 million to $197.2 million primarily as a result of increased realized and unrealized gains on the Company's merchant banking and venture capital investments.

         Total costs and expenses for 2000 increased $1.8 billion or 42.4% to $6.2 billion primarily due to growth in the correspondent and online discount securities businesses as well as the Company's international expansion in Europe and Hong Kong.

         Compensation and benefits increased $531.8 million or 24.2% to $2.7 billion. Incentive and production-related compensation increased by 21.0% in 2000. Base compensation, including benefits and payroll taxes, increased by 32.5% primarily due to the Company's significant international expansion. Full-time worldwide personnel increased approximately 2,200 or 23% to 12,000 at September 30, 2000 as compared to September 30, 1999.

         Interest expense increased $1.0 billion or 92.8% to $2.1 billion due primarily to increased borrowing to finance customer activity as well as the significant increases in interest rates noted above.

         All other expenses increased $285.4 million or 27.2% to $1.3 billion, as noted below.

         Communications and technology increased by $79.0 million due to expansion of the Company's international operations, implementation and development of new systems, and overhaul of the online customer trading and information systems for the Company's correspondent brokerage network. Brokerage, clearing, exchange fees and other expenses increased $75.0 million due to increased trading volume and transaction fee payments. Occupancy and related costs increased $28.7 million primarily as a result of the Company's domestic growth and international expansion. All other operating expenses increased $102.7 million. Included therein are professional fees, travel and entertainment, and printing and stationery which increased $61.5 million due to an overall increase in the level of business activity, and advertising which increased $10.4 million, due to the development and implementation of a new advertising campaign by DLJdirect.

         The changes in income before income taxes for each industry segment were: Banking Group pre-tax income decreased $57.5 million as a result of decreased underwritings and increased technology spending, which offset an increase in advisory fees and investment gains; Equities Group pretax income increased $57.1 million due to increases in commissions and trading gains; Fixed Income Group pretax income decreased $67.6 million as a result of decreased underwriting revenues in the high-yield and real estate finance areas, offset in part by increased trading gains in the asset-backed area; Financial Services Group pretax income increased $119.7 million principally as a result of increased commissions, fees and net interest income in its correspondent and online brokerage businesses.

         The Company's income tax provision for the nine months ended September 30, 2000 and 1999 was $268.5 million and $240.5 million, a 37.0% effective tax rate for both periods.

         Net income for the nine months ended September 30, 2000 increased $47.7 million, or 11.6% to $457.2 million. Diluted earnings per common share were $3.15 for 2000 and $2.84 for 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's assets are highly liquid with the majority consisting of securities inventories and collateralized receivables, each of which fluctuate depending on the levels of proprietary trading and customer business. These collateralized receivables consist primarily of resale agreements and securities borrowed both of which are secured by U.S. government and agency securities, and marketable corporate debt and equity securities. In addition, the Company has significant receivables that turn over frequently from customers, brokers and dealers. To meet client needs as a securities dealer, the Company may carry significant levels of trading inventories. As such, because of changes relating to customer needs, economic and market conditions and proprietary trading strategies, the Company's total assets or the individual components of total assets vary significantly from period to period. At September 30, 2000 and December 31, 1999, the Company's total assets were $103.8 billion and $109.0 billion, respectively.

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

         In July 2000, the Company amended its $2.5 billion revolving credit facility with various banks, increasing the aggregate commitment to $2.8 billion, of which $2.38 billion may be unsecured. There were no borrowings outstanding under this agreement at September 30, 2000.

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

         In February 2000, the Company filed a shelf registration with the Securities and Exchange Commission, which enables the Company to issue up to $3.1 billion of senior debt, subordinated debt, preferred stock and warrants. In the third quarter, the Company issued $385.0 million medium-term notes with various maturity dates through 2003 under its shelf registration statement.

         During the first quarter of 2000, the Company issued $500 million of 8% senior notes maturing on March 1, 2005 and $485.0 million of medium-term notes with various maturity dates through 2007.

         In April 2000, the Company established a Euro Medium-Term Note program, which enables it to issue up to $1.0 billion of notes. In the second quarter of 2000, the Company issued $890.5 million medium-term notes with various maturity dates through 2005 from this program. There were no issuances under this program in the third quarter.

         In October 2000, in conjunction with the Transaction, the Company redeemed the 9.58% Subordinated Exchange Notes due October 15, 2003 for $245.4 million, which includes accrued interest and a premium.

         In addition, during the quarter ended September 30, 2000, commercial paper outstanding under the Company's $2.0 billion commercial paper program decreased from $1.0 billion to $0.7 billion.

         From time to time, the Company has explored potential acquisition opportunities as a means of expanding its business. Such opportunities may involve acquisitions which are material in size and may require the raising of additional capital.

         The Company's credit ratings of its long-term debt and commercial paper following the Transaction are as follows:


                                       LONG-TERM DEBT        COMMERCIAL PAPER


            Fitch                            A+                     F-1
            Moody's                          A1                     P-1
            Standard & Poors                 AA-                    A-1+
            Thomson BankWatch                AA-                  TBW-1


         The Company's principal wholly owned subsidiaries, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") and CSFB Corp. are subject to the capital requirements of the Securities and Exchange Commission, the New York Stock Exchange, Inc., the Commodities Futures Trading Commission and the Chicago Board of Trade, all of which regulate the general capital adequacy and liquidity of broker-dealers and/or futures commission merchants. At September 30, 2000, CSFB Corp. was not a wholly owned subsidiary of the Company, so no specific information relating to the capital requirements of CSFB Corp. are included in this quarterly report. DLJSC has consistently maintained capital substantially in excess of the minimum requirements of such capital rules. At September 30, 2000, DLJSC had aggregate regulatory "net capital," after adjustments required by Rule 15c3-1 under the Securities Exchange Act of 1934, of approximately $1.7 billion, which exceeded minimum net capital requirements by $1.5 billion and which exceeded the net capital required by DLJSC's most restrictive debt covenants by $0.8 billion. The Company's London-based broker-dealer subsidiaries are subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Other U.S. and foreign broker-dealer subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At September 30, 2000, the Company and its broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

CASH FLOWS

         The Company's consolidated statements of cash flows classify cash flow into three broad categories: cash flows from operating activities, investing activities and financing activities. The Company's net cash flows are principally associated with operating and financing activities, which support the Company's trading, customer and banking activities.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         At September 30, 2000 and 1999, cash and cash equivalents totaled $4.3 billion and $1.8 billion, respectively, an increase of $2.3 billion and $0.7 billion, respectively.

         Cash provided by (used in) operating activities totaled $3.5 billion and $(11.2) billion in 2000 and 1999, respectively. In 2000, there were decreases in assets including securities borrowed of $5.9 billion and financial instruments owned of $1.2 billion and increases in liabilities including payables to customers, brokers, dealers and other of $2.8 billion. Increases in receivables from customers, brokers, dealers and other of $4.9 billion and a decrease in financial instruments sold not yet purchased, of $2.0 billion, offset these changes. In 1999, there were increases in assets including receivables from customers, brokers, dealers and other of $6.3 billion, financial instruments owned of $6.8 billion, and securities borrowed of $6.9 billion. An increase in liabilities, including payables to customers, brokers, dealers and other of $4.7 billion, securities loaned of $1.8 billion and financial instruments sold, not yet purchased of $0.1 billion offset these changes.

         In 2000 and 1999, net cash used in investing activities of $158.4 million and $655.2 million, respectively, consisted primarily of purchases related to the Company's domestic and international offices and net purchases of long-term corporate development investments.

         In 2000 and 1999, net cash (used in) provided by financing activities totaled $(1.0) billion and $12.6 billion, respectively. In 2000, $3.7 billion was used to pay down short-term financings (principally repurchase agreements) and $2.4 billion was provided by the issuance of senior notes, medium-term notes and structured borrowings. In 1999, $11.0 billion was provided by short-term financings (principally repurchase agreements) and $1.5 billion was provided by the issuance of senior notes, medium-term notes and structured borrowings. Additionally in 1999, the Company received net proceeds from the issuance of DLJdirect Common Stock of $346.6 million.

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

QUANTITATIVE DISCLOSURES FOR TRADING DERIVATIVES

The notional or contract amounts indicate the extent of the Company's involvement in the derivative instruments noted above. They do not measure the Company's exposure to market or credit risk and do not represent the future cash requirements of such contracts. The notional (contract) amounts for derivatives outstanding at September 30, 2000 and December 31, 1999, are as follows:


                                                                    September 30,     December 31,
                                                                        2000              1999
                                                                        ----              ----
                                                                             (IN BILLIONS)
                                                                             -------------

Options written...............................................           $ 17.6          $  15.1
Options purchased........................................                $ 20.8          $   7.4
Forward contracts purchased...................................           $ 31.4          $  35.6
Forward contracts sold........................................           $ 46.3          $  41.1
Futures contracts purchased...................................           $  2.2          $   2.9
Futures contracts sold........................................           $  3.1          $   4.3
Swaps.........................................................           $ 42.2          $  24.5


The majority of the Company's derivatives are short-term in duration.

DISCLOSURES FOR NON-TRADING DERIVATIVES

The Company also enters into interest rate and cross currency swaps to modify the characteristics of periodic interest payments associated with some of its long-term debt obligations. At September 30, 2000 and December 31, 1999, the notional amount of these swaps was $4.5 billion and $3.3 billion, respectively.

MERCHANT BANKING AND BRIDGE LENDING ACTIVITIES

         The Company's merchant banking activities include direct investments and investments in various partnerships, for which subsidiaries of the Company act as general partner. At September 30, 2000, the Company had investments of $818.7 million and has commitments to invest up to an additional $1.7 billion.

         AXA Financial has committed, subject to its approval on a transaction-by-transaction basis, to provide $750.0 million of subordinated debt financing to the DLJ Bridge Fund. The DLJ Bridge Fund provides short-term loans in connection with the Company's merchant banking and financial advisory businesses. The Company has agreed to pay AXA Financial the first
$25.0 million of aggregate principal losses incurred by AXA Financial with respect to all bridge loans. To the extent such payments by the Company do not fully cover any such losses incurred by AXA Financial, AXA Financial is entitled to receive all other distributions otherwise payable to the Company with respect to DLJ Bridge Fund activities until such losses have been recovered. The Company has also agreed to pay AXA Financial the amount, if any, by which any principal loss on an individual loan exceeds $150.0 million.

         At September 30, 2000, the Company had extended $10.4 million as its portion of short-term financings made with AXA Financial.

         In connection with the Transaction, on or prior to November 15, 2000, Credit Suisse First Boston or one of its affiliates will acquire all of AXA Financial's loans under the DLJ Bridge Fund and will assume all of AXA Financial's obligations under the DLJ Bridge Fund.

         The Company has made additional bridge loans of $147.7 million in connection with its merchant banking and financial advisory businesses.

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

         The Company records high-yield securities at market value and records non-investment-grade holdings at market or fair value. Unrealized gains and losses are recognized currently in earnings. At September 30, 2000 and December 31, 1999, the Company had long positions with an aggregate market value of approximately $7.9 billion and $5.4 billion, respectively, and short positions with an aggregate market value of approximately $0.6 billion and $0.5 billion, respectively.

FORWARD-LOOKING STATEMENTS

         The Company has made in this report, and from time to time may otherwise make in its public filings, press releases and discussions with Company management, forward looking statements concerning the Company's operations, economic performance and financial condition, as well as its strategic objectives, including, without limitation, global expansion. Such forward looking statements are subject to various risks and uncertainties and the Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those currently anticipated due to a number of factors in addition to those discussed elsewhere herein and in the Company's other public filings, press releases and discussions with Company management, including (i) the volatile nature of the securities business, which is affected by, among other things, the availability of capital, the level and volatility of interest rates and the uncertainties of the global and U.S. economies, (ii) the competitive nature of the securities business,
(iii) the effect of extensive federal, state and foreign regulation on the Company's business, (iv) market, credit and liquidity risks associated with the Company's underwriting, securities trading, market-making, online and traditional brokerage and arbitrage activities, (v) potential losses that could result from the Company's merchant banking activities as a result of its capital intensive nature, (vi) risks associated with the Company's use of derivative financial instruments, (vii) the availability of adequate financing to support the Company's business, (viii) potential restrictions on the business of, and withdrawal of capital from, certain subsidiaries of the Company due to net capital requirements, (ix) risks associated with potential systems limitations or systems failures in the business of DLJdirect, (x) risks associated with the international expansion of the Company's businesses, especially with respect to DLJdirect, (xi) potential liability under federal and state securities and other laws, and (xii) the effect of any future acquisitions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - DLJ, INC.

RISK MANAGEMENT AND VALUE AT RISK

For a description of the Company's risk management policies and procedures and value-at-risk ("VAR") model, including such model's assumptions and limitations, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1999 Annual Report on Form 10-K. The Company-wide VAR was approximately $16.0 million and $17.0 million at September 30, 2000 and December 31, 1999, respectively.

The Company-wide VAR for non-trading market risk sensitive instruments is not separately disclosed because the amount is not significant. Due to the benefit of diversification the Company-wide VAR is less than the sum of the individual components. The three main components of market risk, expressed in terms of theoretical fair values, had the following VAR:


                                                 September 30,     December 31,
                                                     2000             1999
                                                   --------       --------
                                                         (IN MILLIONS)
 Trading:
    Interest rate risk.......................       $   8             $  10
    Equity risk..............................       $  12             $  14
    Foreign currency exchange risk...........       $   -             $   -


PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS- CREDIT SUISSE FIRST BOSTON (USA), INC.
                           (FORMERLY DONALDSON, LUFKIN & JENRETTE, INC.)


Since Ameriserve Food Distribution, Inc. ("Ameriserve"), its parent company, Nebco Evans Holding Company, and related corporations, filed Chapter 11 petitions in the U.S. Bankruptcy Court for the District of Delaware on or about January 31, 2000, Ameriserve has entered into an agreement, subject to Bankruptcy Court approval, to sell substantially all of its remaining assets, and has filed a liquidating plan. DLJ Bridge Finance Inc., through a subsidiary, made a $100 million secured loan to Ameriserve. The loan subsequently was transferred to DLJ Capital Funding, which has filed a claim with respect to that loan in the Bankruptcy Court proceeding. Certain parties to the Bankruptcy Court proceeding may seek subordination of DLJ Capital Funding's claim. In the Bankruptcy Court proceedings discovery has been taken from The Company and its affiliates concerning their relationships with Ameriserve and related companies.

On August 25, 2000, the U.S. Court of Appeals for the Second Circuit ruled on plaintiffs' appeal from the judgment of the U.S. District Court for the Southern District of New York dismissing plaintiffs' complaint in the putative class action brought by a purported class of purchasers of certain notes and warrants to purchase shares of common stock of Rickel Home Centers, Inc. The Court of Appeals affirmed the District Court's judgment in part, reversed the judgment in part, and remanded the case to the District Court for further proceedings on class certification and other issues. In October 2000, the case was reassigned from the original judge who presided over the case to another judge. Plaintiffs moved again for class certification. Defendants have opposed the motion. The motion is pending.

On September 7, 2000, defendants in IN RE PUBLIC OFFERING FEE ANTITRUST LITIGATION, which is pending in the U.S. District Court for the Southern District of New York, filed their memorandum in opposition to plaintiffs' motion for leave to file a consolidated second amended complaint. On October 2, 2000, all defendants in CHS ELECTRONICS, INC. V. CREDIT SUISSE FIRST BOSTON CORPORATION, ET AL., moved to transfer that action from the U.S. District Court for the Southern District of Florida to the U.S. District Court for the Southern District of New York.

On October 3, 2000, the U.S. District Court for the Northern District of Texas partially reversed the ruling issued by the U.S. Bankruptcy Court in the adversary proceeding brought by the National Gypsum Corporation ("NGC") Settlement Trust against DLJSC and others. The District Court agreed with the Bankruptcy Court that the claims of the State Court plaintiff and the NGC Settlement Trust are not absolutely barred by the NGC plan of reorganization. However, contrary to the Bankruptcy Court's ruling, the District Court held that the NGC plan of reorganization requires that plaintiffs (i) pay the attorneys' fees and costs of defendants in the event that plaintiffs' claims are unsuccessful, and (ii) provide appropriate proof of plaintiffs' ability to pay such fees and costs. The State Court plaintiff and the NGC Settlement Trust have appealed the District Court's judgment to the U.S. Court of Appeals for the Fifth Circuit.

Beginning in August 2000, the Company, its directors and certain other entities were named as defendants in four putative class actions filed in the Court of Chancery, State of Delaware, New Castle County, on behalf of a purported class of public shareholders of DLJ common stock. Each of the complaints, which are substantially the same, allege that the transaction (the "CSG Transaction") announced on August 30, 2000, whereby the Company agreed to be acquired by Credit Suisse Group ("CSG"), is a breach of the defendants' fiduciary duties; that the consideration to be received by the public shareholders of the Company in the transaction is inadequate and unfair; and that the process whereby the transaction was negotiated and approved was flawed. The complaints seek damages, among other relief, in an unspecified amount and rescission of the transaction. Defendants have not been required to file responsive pleadings in these actions. The Company intends to defend itself vigorously against all of the allegations contained in the complaints.

Beginning in September 2000, the Company, its directors and certain other entities were named as defendants in four putative class actions filed in the Court of Chancery, State of Delaware, New Castle County, on behalf of a purported class of public shareholders of DLJdirect common stock. Each of the complaints, which are substantially the same, alleges that the CSG Transaction is unfair to the holders of DLJdirect common stock in that the value of such DLJdirect shares is not being maximized in the CSG Transaction. The complaints further allege that the Company's directors breached their fiduciary duties to DLJdirect shareholders by approving the CSG Transaction, and that the Company's directors had personal financial interests that created a conflict of interest for them because they allegedly own more DLJ common shares in terms of value than they own DLJdirect shares. The complaints seek, among other relief, damages in an unspecified amount. On or about October 11, 2000, an amended complaint was filed in one of these actions which adds allegations that the completion of the CSG Transaction would adversely affect the DLJdirect shares; that the holders of DLJdirect shares have a contractual right to a separate vote on the CSG Transaction as well as a contractual right to have their shares purchased if the Company shares are being purchased. As additional relief, the amended complaint seeks, among other things, an order requiring a class vote on the CSG Transaction. At a

                     CREDIT SUISSE FIRST BOSTON (USA), INC.
                  (Formerly Donaldson, Lufkin & Jenrette, Inc.)

        Notes to Condensed Consolidated Financial Statements (UNAUDITED)


conference on October 12, 2000, the Court denied a motion by plaintiffs to schedule a preliminary injunction hearing on the allegations of the amended complaint. The time for defendants to answer or respond to the pleadings in the DLJdirect cases has not yet elapsed. The Company intends to defend itself vigorously against all of the allegations contained in the complaints.

In September 2000, the Company, its directors and CSG, along with certain other entities, were named as defendants in a putative class action commenced in the U.S. District Court for the Southern District of New York brought on behalf of a purported class of public shareholders of DLJdirect. The complaint alleges, among other things, that certain statements in the 1999 prospectus issued in connection with the initial public offering of DLJdirect shares were allegedly false and misleading in their description of the rights attributable to the DLJdirect shares; that the tender offer materials disseminated in connection with the CSG Transaction are false and misleading in allegedly failing to describe certain rights to the DLJdirect shares in connection with the CSG Transaction, among other things; and that these alleged misstatements constitute violations of the federal securities laws. The complaint further alleges that defendants violated their fiduciary duties under state law by failing to provide for the purchase of DLJdirect shares as part of the CSG Transaction. The complaint seeks, among other things, an award of rescission or damages in an unspecified amount, a declaration that defendants have violated the federal securities laws and their state law fiduciary duties, and unspecified corrective disclosures. On October 2, 2000, plaintiff moved for an order setting a date for a preliminary injunction hearing and for expedited discovery, which the Court has not granted. The Company intends to defend itself vigorously against all of the allegations contained in the complaint.

On September 6, 2000, DLJSC, Donaldson, Lufkin & Jenrette International ("DLJI") and certain other individuals and entities were named as defendants in a putative class action filed in the U.S. District Court for the Southern District of New York on behalf of a purported class of persons who purchased or acquired American Depository Shares ("ADS") of Independent Energy Holdings PLC ("Independent Energy") in Independent Energy's secondary offering of $200 million of ADS in March 2000. In early September 2000, shortly before this action was filed, receivers were appointed for Independent Energy in the United Kingdom. The complaint alleges violations of the federal securities laws against DLJSC, as one of the underwriters of the ADS, and DLJI, as a financial advisor to Independent Energy that sold shares in connection with the secondary offering, arising out of alleged misrepresentations and omissions contained in the registration statement and prospectus for the secondary offering of ADS. The complaint seeks, among other things, compensatory damages, and rescissory, equitable and/or injunctive relief. The time for DLJSC and DLJI to respond to the complaint has not yet elapsed. DLJSC and DLJI intend to defend themselves vigorously against all the allegations contained in the complaint.

Beginning in October 2000, other alleged purchasers of Independent Energy ADS filed five additional putative class action complaints in the U.S. District Court for the Southern District of New York naming DLJSC, among others, as a defendant. The complaints were filed on behalf of purported classes of persons who purchased or acquired Independent Energy ADS in the secondary offering of ADS and thereafter. The Company is named as a defendant in one of the four complaints. The claims asserted in these complaints are substantially similar to those asserted in the complaint filed on September 6, 2000, described above. The DLJ entities named in these actions, which have been served in only one of the actions, have not been required to respond to date in any of these actions. They intend to defend themselves vigorously against all the allegations contained in these additional complaints.

Although there can be no assurance, the Company's management does not believe that the ultimate outcome of the matters described above will have a material adverse effect on the Company's consolidated financial condition. Based upon the information currently available to it, the Company's management cannot predict whether or not these matters will have a material adverse effect on the Company's results of operations in any particular period.

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

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS   - DLJdirect



                                    DLJdirect

    (a combination of certain assets and liabilities as described in note 1)

        Condensed Combined Statements of Financial Condition (Unaudited)
                                 (IN THOUSANDS)

                                                                                     September 30,     December 31,
                                                                                          2000             1999
                                      ASSETS
Cash and cash equivalents.........................................................      $ 155,867         $ 237,020
Short-term investments............................................................         38,226             7,848
Deposit with affiliated clearing broker...........................................            447               329
Receivables from brokers, dealers and others, net.................................         29,461            19,015
Financial instruments owned, at market value......................................             61             1,010
Office facilities, at cost (net of accumulated depreciation
   and amortization of $660 and $470, respectively)...............................            413                92
Investment in and advances to joint ventures......................................         50,689            11,009
Long-term corporate development investments.......................................          5,522               730
Other assets......................................................................          2,346             1,389
                                                                                     ------------      ------------

Total assets......................................................................      $ 283,032         $ 278,442
                                                                                        =========         =========

                         LIABILITIES AND ALLOCATED EQUITY

Liabilities:
  Payables to parent and affiliates, net..........................................     $   15,530          $ 12,550
  Financial instruments sold not yet purchased, at market value...................             29                26
  Accounts payable and accrued expenses...........................................         32,669            34,074
                                                                                       ----------        ----------

Total liabilities.................................................................         48,228            46,650
                                                                                       ----------        ----------

Commitments and contingencies.....................................................              -                 -

Allocated equity..................................................................        233,493           230,662
Accumulated other comprehensive income............................................          1,311             1,130
                                                                                      -----------       -----------

Total allocated equity............................................................        234,804           231,792
                                                                                        ---------        ----------

Total liabilities and allocated equity............................................      $ 283,032         $ 278,442
                                                                                        =========         =========







       See accompanying notes to condensed combined financial statements.

                                    DLJdirect

    (a combination of certain assets and liabilities as described in note 1)

             Condensed Combined Statements of Operations (Unaudited)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                       Three Months Ended          Nine Months Ended
                                                                          September 30,               September 30,
                                                                      2000           1999          2000           1999
                                                                   ---------      ---------      ---------      ---------
Revenues:
   Commissions ...............................................     $  37,212      $  30,660      $ 157,293      $  98,425
   Underwritings .............................................         1,567          1,787          6,249          5,468
   Fees ......................................................        21,774         11,385         58,192         32,854
   Interest ..................................................        18,697         11,276         56,233         25,712
                                                                   ---------      ---------      ---------      ---------

     Total revenues ..........................................        79,250         55,108        277,967        162,459
                                                                   ---------      ---------      ---------      ---------

Costs and expenses:
   Compensation and benefits .................................        34,107         17,136         88,324         41,351
   Interest ..................................................           272            227          1,162            702
   Brokerage, clearing, exchange fees, and other .............        11,063          8,865         42,518         26,939
   Advertising ...............................................         9,125         18,128         47,185         37,461
   Occupancy and related costs ...............................         4,026          1,084          9,560          2,494
   Communications and technology .............................        12,383          5,973         33,927         16,757
   Other operating expenses ..................................        11,378          7,423         40,843         17,982
                                                                   ---------      ---------      ---------      ---------

     Total costs and expenses ................................        82,354         58,836        263,519        143,686
                                                                   ---------      ---------      ---------      ---------

Income (loss) before income tax provision (benefit) and
   equity in net loss of joint ventures ......................        (3,104)        (3,728)        14,448         18,773
                                                                   ---------      ---------      ---------      ---------

Income tax provision (benefit) ...............................        (1,272)        (1,490)         6,025          7,807

Equity in net loss of joint ventures .........................        (2,330)        (1,092)        (5,592)        (2,048)
                                                                   ---------      ---------      ---------      ---------

     Net income (loss) .......................................     $  (4,162)     $  (3,330)     $   2,831      $   8,918
                                                                   =========      =========      =========      =========

Earnings (loss) per share:
       Basic .................................................     $   (0.04)     $   (0.03)     $    0.03      $    0.09
       Diluted ...............................................     $   (0.04)     $   (0.03)     $    0.03      $    0.09
                                                                   =========      =========      =========      =========

Weighted average notional and outstanding shares:
       Basic .................................................       102,650        102,650        102,650        102,650
       Diluted ...............................................       102,650        102,650        102,670        103,269
                                                                   =========      =========      =========      =========

Earnings (loss) applicable to:
       CSFB (USA) Retained Interest ..........................     $  (3,417)     $  (2,734)     $   2,324      $   9,465
       DLJdirect Tracking Stock ..............................          (745)          (596)           507           (547)
                                                                   =========      =========      =========      =========

Tracking Stock earnings (loss) per share:
       Basic .................................................     $   (0.04)     $   (0.03)     $    0.03      $   (0.03)
       Diluted ...............................................     $   (0.04)     $   (0.03)     $    0.03      $   (0.03)
                                                                   =========      =========      =========      =========

Tracking Stock weighted average common shares:
       Basic .................................................        18,400         18,400         18,400         18,400
       Diluted ...............................................        18,400         18,400         18,420         18,400
                                                                   =========      =========      =========      =========




       See accompanying notes to condensed combined financial statements.

                                    DLJdirect

    (a combination of certain assets and liabilities as described in note 1)

    Condensed Combined Statements of Changes In Allocated Equity (Unaudited)
                                 (IN THOUSANDS)

                  For the Year Ended December 31, 1999 and the
                      Nine Months Ended September 30, 2000


                                                                              Accumulated Other                 Total
                                                  Allocated Equity          Comprehensive Income           Allocated Equity
                                                  ----------------          --------------------           ----------------


Balances at December 31, 1998...............         $   21,924                $         -                    $   21,924
Net income..................................              6,932                          -                         6,932
Translation adjustment-net of taxes.........                  -                      1,130                         1,130
   Total comprehensive income...............                  -                          -                         8,062

Capital contribution from CSFB (USA), Inc. .              1,000                          -                         1,000
Allocated equity from issuance of
   Tracking Stock...........................            233,945                          -                       233,945
Dividend paid to CSFB (USA), Inc. ..........            (33,139)                         -                       (33,139)
                                                     -----------               -----------                    -----------

Balances at December 31, 1999...............            230,662                      1,130                       231,792
Net income..................................              2,831                          -                         2,831
Translation adjustment-net of taxes.........                  -                        181                           181
   Total comprehensive income...............                  -                          -                         3,012
                                                     -----------               -----------                    -----------

Balances at September 30, 2000..............         $  233,493                $     1,311                    $  234,804
                                                     ==========                ===========                    ==========






       See accompanying notes to condensed combined financial statements.

                                    DLJdirect

    (a combination of certain assets and liabilities as described in note 1)

             Condensed Combined Statements of Cash Flows (Unaudited)
                                 (IN THOUSANDS)

              For the Nine Months Ended September 30, 2000 and 1999


                                                                                       2000             1999
                                                                                       ----             ----
Cash flows from operating activities:
   Net income .................................................................     $   2,831      $   8,918

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Equity in net loss of joint ventures .......................................         5,592          2,048
   Depreciation and amortization ..............................................          (197)           113
   Deferred taxes .............................................................           371         (1,233)

(Increase) decrease in operating assets:
   Deposit with affiliated clearing broker ....................................          (118)           (79)
   Receivables from brokers, dealers and other, net ...........................       (10,446)        (1,509)
   Financial instruments owned, at market value ...............................           949             13
   Other assets ...............................................................          (990)           347

Increase (decrease) in operating liabilities:
   Payables to parent and affiliates, net .....................................         2,483          3,075
   Financial instruments sold, not yet purchased, at market value .............             3             (2)
   Accounts payable and accrued expenses ......................................        (1,405)        19,978
                                                                                    ---------      ---------

   Net cash (used in) provided by operating activities ........................          (927)        31,669
                                                                                    ---------      ---------

Cash flows from investing activities:
    Investment in and advances to joint ventures ..............................       (44,932)       (12,431)
    Short-term investments ....................................................       (30,378)       (64,342)
    Purchase of office facilities .............................................          (124)            --
    Purchase of long-term corporate development investments ...................        (4,792)            --
                                                                                    ---------      ---------

Net cash used in investing activities .........................................       (80,226)       (76,773)
                                                                                    ---------      ---------

Cash flows from financing activities:
   Net proceeds from capital contributions from CSFB (USA), Inc. ..............            --          1,000
   Net proceeds from issuance of Tracking Stock ...............................            --        233,945
   Dividend paid to CSFB (USA), Inc. ..........................................            --        (33,139)
                                                                                    ---------      ---------

Net cash provided by financing activities .....................................            --        201,806
                                                                                    ---------      ---------

Increase (decrease) in cash and cash equivalents ..............................       (81,153)       156,702
Cash and cash equivalents at beginning of period ..............................       237,020         26,654
                                                                                    ---------      ---------

Cash and cash equivalents at end of period ....................................     $ 155,867      $ 183,356
                                                                                    =========      =========






        See accompanying notes to condensed combined financial statements

                                    DLJdirect

    (a combination of certain assets and liabilities as described in note 1)

          Notes to Condensed Combined Financial Statements (Unaudited)

                               September 30, 2000

1.       BASIS OF PRESENTATION

DLJdirect represents a combination of the assets and liabilities of the online discount brokerage and related investment services business of Credit Suisse First Boston (USA), Inc. (formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries) ("CSFB (USA), Inc."), rather than a separately incorporated entity. All prior references to Donaldson, Lufkin & Jenrette, Inc. have been changed to CSFB (USA), Inc. DLJdirect Common Stock tracks the separate performance of these businesses for periods subsequent to the date of the offering ("Tracking Stock"). On May 28, 1999 CSFB (USA), Inc. issued in an initial public offering 18.4 million shares of DLJdirect Common Stock. The shares of Tracking Stock have no voting rights, except in certain limited circumstances, and holders of the Tracking Stock do not have any claims to the net assets of DLJdirect. Prior to the offering, CSFB (USA), Inc. designated its existing common stock as CSFB (USA) Common Stock, which represents the performance of CSFB (USA), Inc.'s primary businesses plus a retained interest in DLJdirect. All of CSFB (USA), Inc.'s businesses other than those included in DLJdirect, plus its retained interest in DLJdirect, are referred to as CSFB (USA). As a result of the offering, CSFB (USA) has a retained interest of 82.1% in DLJdirect represented by 84.3 million notional shares. The 18.4 million shares of Tracking Stock reflect the 17.9% owned by the public. Prior to the offering, CSFB (USA) had a 100% interest in the earnings of DLJdirect.

The Tracking Stock initially consisted principally of the assets, liabilities, revenues and expenses of CSFB (USA), Inc.'s ultimate 100% equity interest in DLJdirect Holdings Inc. (subsequent to June 1, 1997) and CSFB (USA), Inc.'s online discount brokerage division (prior to June 2, 1997). DLJdirect may also include such other related assets and liabilities of CSFB (USA), Inc. as the Board of Directors of CSFB (USA), Inc. may deem appropriate in the future.

Even though CSFB (USA), Inc. has allocated certain assets, liabilities, revenues, expenses and cash flows to DLJdirect, that allocation will not change the legal title to any assets or responsibility for any liabilities and will not affect the rights of creditors. Holders of Tracking Stock are common stockholders of CSFB (USA), Inc. and are subject to all the risks associated with an investment in CSFB (USA), Inc. and all of its businesses, assets and liabilities. Material financial events, which may occur at CSFB
(USA), Inc., may affect DLJdirect's results of operations or financial position. Accordingly, financial information for DLJdirect should be read in conjunction with financial information of CSFB (USA), Inc. included herein. CSFB (USA), Inc. has the right to issue CSFB (USA) Common Stock in exchange for outstanding Tracking Stock at a premium at any time. The premium was 25% for exchanges occurring in the first 90 days after issuance and will decline ratably each quarter thereafter over a period of three years to 15%. However, the premium will be 10% in the event that certain legislative or administrative proposals are enacted. Notwithstanding the foregoing, CSFB
(USA), Inc. has the right, at any time, to exchange stock of a subsidiary of CSFB (USA), Inc. for Tracking Stock if all of the assets and liabilities of DLJdirect are transferred to the subsidiary.

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted. These condensed combined financial statements reflect, in the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the condensed combined financial position and results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results for the entire year. These financial statements should be read in conjunction with the combined financial statements and notes thereto as of and for the year ended December 31, 1999 included on Form 10-K filed by CSFB (USA), Inc. under the Securities Exchange Act of 1934.

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

                                    DLJdirect

    (a combination of certain assets and liabilities as described in note 1)

          Notes to Condensed Combined Financial Statements (Unaudited)

2.       CREDIT SUISSE FIRST BOSTON MERGER

On August 30, 2000, Credit Suisse Group, a corporation organized under the laws of Switzerland, ("CSG") agreed to acquire Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries for total consideration of approximately $12.7 billion (the "Merger"). On November 3, 2000, the closing date of the Merger, CSFB
(USA), Inc. became an indirect wholly owned subsidiary of CSG. Under the terms of the agreement, a subsidiary of CSG purchased all the outstanding shares of the series designated Donaldson, Lufkin & Jenrette, Inc. - DLJ Common Stock for a purchase price of $90 per share. The Merger will not have an effect on the outstanding shares of DLJdirect tracking stock, the series designated Donaldson, Lufkin & Jenrette, Inc. - DLJdirect Common Stock. As a result of the Merger, Donaldson, Lufkin & Jenrette, Inc. has changed its name to Credit Suisse First Boston (USA), Inc.

3.       RELATED PARTY TRANSACTIONS

DLJdirect transacts business with a group of companies affiliated through common majority ownership with CSFB (USA), Inc., and has various transactions and relationships with members of the group. Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

On September 27, 2000, DLJdirect issued a $20.0 million note receivable to DLJdirect SFG Securities Inc., a 50% owned joint venture in Japan. The note bears interest at 1.14% and matures on December 29, 2000.

4.       NET CAPITAL

DLJdirect Holdings Inc.'s principal subsidiary, DLJdirect Inc., is a registered broker-dealer and a member of the National Association of Securities Dealers Inc. ("NASD") and, accordingly is subject to the minimum net capital requirements of the Securities and Exchange Commission and the NASD. As such, it is subject to the NASD's net capital rule, which conforms to the Uniform Net Capital Rule pursuant to rule 15c3-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this rule, the required net capital, as defined, shall not be less than two percent of aggregate debit balances, as defined, or $250,000, whichever is greater. At September 30, 2000, DLJdirect Inc.'s net capital of $32.6 million was in excess of the minimum requirement by $32.3 million.

DLJdirect's London-based broker-dealer affiliate, DLJdirect Ltd., is subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. At September 30, 2000, DLJdirect complied with all applicable regulatory capital adequacy requirements.

5.       INCOME TAXES

DLJdirect is part of a group that files consolidated Federal income tax returns. DLJdirect settles all taxes, current and deferred, with CSFB (USA), Inc. under a tax sharing arrangement. Taxes are provided as if DLJdirect filed a separate return.

6.       EARNINGS PER SHARE

Earnings per share amounts have been calculated by dividing net income by the weighted average notional and outstanding tracking shares. The notional shares represent CSFB (USA)'s 82.1% retained interest in DLJdirect. Prior to the offering, CSFB (USA) had a 100% interest in the earnings of DLJdirect.

Tracking Stock earnings per common share amounts have been calculated by dividing earnings applicable to common shares by the weighted average actual common shares outstanding.

                                    DLJdirect

    (a combination of certain assets and liabilities as described in note 1)

          Notes to Condensed Combined Financial Statements (Unaudited)


The numerators and denominators of the basic and diluted earnings per common share computations include the following items:


                                                                                   Three Months Ended           Nine Months Ended
                                                                                      September 30,               September 30,
                                                                                    2000          1999          2000        1999
                                                                                   ------        ------        ------      -----
                                                                                                    (IN THOUSANDS)
 Earnings (loss) applicable to Common Shares-Basic and Diluted .................   $  (4,162)   $  (3,330)   $   2,831   $   8,918
                                                                                   =========    =========    =========   =========

 Weighted Average Common Shares-Basic ..........................................     102,650      102,650      102,650     102,650

 Effect of Dilutive Securities:
   Stock options ...............................................................         --*           --           20         619
                                                                                   ---------    ---------    ---------   ---------

Weighted Average Common Shares-Diluted .........................................     102,650      102,650      102,670     103,269
                                                                                   =========    =========    =========   =========
TRACKING STOCK

 Earnings (loss) applicable to Common Shares-Basic and Diluted .................   $    (745)   $    (596)   $     507   $    (547)
                                                                                   =========    =========    =========   =========

 Weighted Average Common Shares-Basic ..........................................      18,400       18,400       18,400      18,400

 Effect of Dilutive Securities:
   Stock options ...............................................................         --*           --           20          --
                                                                                   ---------    ---------    ---------   ---------


Weighted Average Common Shares-Diluted .........................................      18,400       18,400       18,420      18,400
                                                                                   =========    =========    =========   =========


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

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - DLJdirect

The following analysis of the results of operations and financial condition of DLJdirect should be read in conjunction with the Condensed Combined Financial Statements and the related Notes thereto, and with the Condensed Consolidated Financial Statements and related Notes of CSFB (USA), Inc. included elsewhere herein.

OVERVIEW- DLJdirect

         The online discount brokerage industry is experiencing substantial competition from established financial services firms as well as new entrants who are trying to quickly establish their presence in the market. As a result of intense competitive pressures, the industry has experienced a significant increase in brand development costs, a lowering of commission pricing and an increase in content development costs. DLJdirect expects to spend significant amounts in the future to step up its rebranding efforts within its targeted market, to stay competitively priced and to develop new state-of-the-art products and services. In particular, DLJdirect expects to spend significant amounts for advertising and promotions. Moreover, DLJdirect expects to continue to spend significant amounts to increase its customer service and technology staffs. Additionally, DLJdirect expects to spend substantial amounts in the future in order to expand its international presence, where competition is intense as well.

RECENT DEVELOPMENTS - DLJdirect

         On August 30, 2000, Credit Suisse Group, a corporation organized under the laws of Switzerland, ("CSG") agreed to acquire Donaldson, Lufkin & Jenrette, Inc. (the "Merger"). On November 3, 2000, the closing date of the Merger, CSFB (USA), Inc. became an indirect wholly owned subsidiary of CSG. Under the terms of the agreement, a subsidiary of CSG purchased all the outstanding shares of the series designated Donaldson, Lufkin & Jenrette, Inc. - DLJ Common Stock. The Merger will not have an effect on the outstanding shares of DLJdirect tracking stock, the series designated Donaldson, Lufkin & Jenrette, Inc. - DLJdirect Common Stock. As a result of the Merger, Donaldson, Lufkin & Jenrette, Inc. has changed its name to Credit Suisse First Boston (USA), Inc.

RESULTS OF OPERATIONS - DLJdirect

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

         DLJdirect experienced strong revenue growth for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999, reflecting primarily an increase in active accounts of 48.3% and customer trading volume of 21.9%. Active accounts consist of those accounts at the end of the related period with at least one trade in the last twelve months or with a balance at period end. Total revenues increased $24.2 million or 43.9% to $79.3 million for the quarter ended September 30, 2000 from $55.1 million for the quarter ended September 30, 1999. Net income decreased $0.9 million to a net loss of $(4.2) million for the quarter ended September 30, 2000 from a net loss of $(3.3) million for the quarter ended September 30, 1999.

         Commissions increased $6.5 million or 21.2% to $37.2 million. Commissions represented 46.9% of total revenues for the quarter ended September 30, 2000 and 55.7% of total revenues for the quarter ended September 30, 1999. The increase in commissions was due primarily to increases in customer trading volume. Average trades per day increased 23.4% to 23,700 for the quarter ended September 30, 2000 from 19,200 for the quarter ended September 30, 1999.

         Underwriting revenues earned in connection with public offerings for the quarter ended September 30, 2000 were $1.6 million compared to $1.8 million for the quarter ended September 30, 1999. Underwritings represented 2.0% of total revenues for the quarter ended September 30, 2000 and 3.3% of total revenues for the quarter ended September 30, 1999.

         Fees increased $10.4 million or 91.2% to $21.8 million. Fees represented 27.5% of total revenues for the quarter ended September 30, 2000 and 20.7% of total revenues for the quarter ended September 30, 1999. Payments for routing orders increased $0.3 million or 10.3% to $3.2 million. The increase in payments for routing orders was due primarily to increases in customer trading volume, offset in part by a decline in the amount of revenue per trade that DLJdirect receives for routing orders. Fees for technology development, earned by iNautix Technologies, Inc., DLJdirect's technology group, increased $8.3 million or 136.1% to $14.4 million primarily due to increased demand from related entities for Internet-based technology applications. Revenue from money market fund distribution fees increased $1.4 million or 93.3% to $2.9 million. This growth was due to an increase in customer money market fund balances of $775.0 million or 63.3% to $2.0 billion. The remaining fees for the quarters ended September 30, 2000 and 1999 include subscription and account related fees.

         Interest revenues increased $7.4 million or 65.5% to $18.7 million. Interest represented 23.6% of total revenues for the quarter ended September 30, 2000 and 20.5% of total revenues for the quarter ended September 30, 1999. The increase was due primarily to interest earned on the net proceeds allocated to DLJdirect from the issuance of Tracking Stock and to increases in margin debits, free credits and short sale balances. Margin debits increased $822.0 million or 84.0% to $1.8 billion. Free credits increased $121.1 million or 19.4% to $744.9 million and short sale balances increased $23.6 million or 39.9% to $82.8 million.

         Compensation and benefits increased $17.0 million or 99.4% to $34.1 million. The increase in compensation and benefits was due primarily to growth in the number of employees from 820 to 1,712. These additional employees were added primarily in DLJdirect's investor services, operations, and compliance areas to accommodate increased customer activity, in DLJdirect's technology group, including in India, to develop new products and systems and maintain systems infrastructure, in the UK operations, as well as in executive management.

         Interest expense increased $45,000 or 19.8% to $272,000. Interest expense is primarily due to interest paid on intercompany balances.

         Brokerage, clearing, exchange and other fees increased $2.2 million or 24.7% to $11.1 million. The increase in brokerage, clearing, exchange and other fees was primarily due to increases in customer trading volume, offset in part by lower clearing fees per trade resulting from reduced clearing rates.

         Advertising decreased $9.0 million or 49.7% to $9.1 million. The decrease in advertising was due primarily to the expiration of a major agreement and the substantial decrease in market activity and account openings.

         Occupancy and related costs increased $2.9 million or 263.6% to $4.0 million. Occupancy and related costs includes rent and operating expenses for facilities, expenditures for repairs and maintenance, and the lease expense for furniture, fixtures, leasehold improvements as well as business equipment. The increase in occupancy cost was due primarily to the opening of two investor services facilities, one in Charlotte, North Carolina and the other in Sandy City, Utah, new technology centers in East Brunswick, New Jersey, and Chennai, India, and to the relocation of DLJdirect's headquarters.

         Communications and technology costs increased $6.4 million or 106.7% to $12.4 million. Communications expense includes quotation expenses, expenses related to customer toll-free phone calls and regular telephone services, and lease expense for communication systems infrastructure. Technology expense includes lease expense for technology systems infrastructure and computer equipment. Increases in both communications and technology costs were due primarily to improvements in and expansion of technology infrastructure and increases in facilities and staff.

         Other operating expenses increased $4.0 million or 54.1% to $11.4 million. Operating expenses are comprised of professional fees, printing and stationery, economic and investment research, allocated corporate overhead and miscellaneous expenses. Professional fees primarily include payments made to marketing consultants and recruiters, and for legal services. Professional fees increased $1.8 million or 69.2% to $4.4 million primarily due to continuing staffing expansion in all areas, and the development of international operations. Miscellaneous expenses increased $2.7 million or 122.7% to $4.9 million. Miscellaneous expenses consisted primarily of accruals for bad debt expense, travel and entertainment, information services, customer service related expenses, employee registration fees and expenses for new account credit checks.

         Income (loss) before income tax provision (benefit) and equity in net loss of joint ventures increased $0.6 million to a loss of $(3.1) million for the quarter ended September 30, 2000 from a net loss of $(3.7) million for the quarter ended September 30, 1999. The provision (benefit) for income taxes for the quarters ended September 30, 2000 and 1999 was $(1.3) million, representing a 41.9% effective tax rate, and $(1.5) million, representing a 40.5% effective tax rate, respectively.

         Income before advertising costs, income tax provision and equity in net loss of joint ventures amounted to $6.0 million and $14.4 million for the quarters ended September 30, 2000 and 1999, respectively.

         DLJdirect has a 50% interest in foreign-based joint ventures in Japan, Hong Kong and the Middle East. For the quarters ended September 30, 2000 and 1999, DLJdirect's share of the equity in the net loss of these joint ventures was $(2.3) million and $(1.1) million, respectively.

         As a result of the foregoing factors, net income (loss) decreased to $(4.2) million for the quarter ended September 30, 2000 from $(3.3) million for the quarter ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         DLJdirect experienced strong results for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, reflecting primarily an increase in active accounts of 55.8% and customer trading volume of 61.7%. Active accounts consist of those accounts at the end of the related period with at least one trade in the last twelve months or with a balance at period end. Total revenues increased $115.5 million or 71.1% to $278.0 million for the nine months ended September 30, 2000 from $162.5 million for the nine months ended September 30, 1999. Net income decreased $6.1 million to $2.8 million from $8.9 million, primarily resulting from continued international expansion.

         Commissions increased $58.9 million or 59.9% to $157.3 million. Commissions represented 56.6% of total revenues for the nine months ended September 30, 2000 and 60.6% of total revenues for the nine months ended September 30, 1999. The increase in commissions was due primarily to significant increases in customer trading volume. Average trades per day increased 61.0% from 20,500 for the nine months ended September 30, 1999 to 33,000 for the nine months ended September 30, 2000.

         Underwriting revenues earned in connection with public offerings for the nine months ended September were $6.2 million compared to $5.5 million for the nine months ended September 30, 1999. Underwritings represented 2.2% of total revenues for the nine months ended September 30, 2000 and 3.4% of total revenues for the nine months ended September 30, 1999.

         Fees increased $25.3 million or 76.9% to $58.2 million. Fees represented 20.9% of total revenues for the nine months ended September 30, 2000 and 20.2% of total revenues for the nine months ended September 30, 1999. Payments for routing orders increased $4.4 million or 45.6% to $14.0 million. The increase in payments for routing orders was due primarily to significant increases in customer trading volume, offset in part by a decline in the amount of revenue per trade that DLJdirect receives for routing orders. Fees for technology development, earned by iNautix Technologies, Inc., DLJdirect's technology group, increased $15.8 million or 95.8% to $32.3 million primarily due to increased demand from related entities for Internet-based technology applications. Revenue from money market fund distribution fees increased $4.3 million or 113.2% to $8.1 million. This growth was due to an increase in customer money market fund balances of $775.0 million or 63.3% to $2.0 billion. The remaining fees for the nine months ended September 30, 2000 includes subscription fees and account-related fees.

         Interest revenues increased $30.5 million or 118.7% to $56.2 million. Interest represented 20.2% of total revenues for the nine months ended September 30, 2000 and 15.8% of total revenues for the nine months ended September 30, 1999. The increase was due primarily to more favorable interest sharing arrangements with Pershing, an affiliated clearing broker, and to increases in margin debits, free credits and short sale balances. Margin debits increased $822.0 million or 84.0% to $1.8 billion. Free credits increased $121.1 million or 19.4% to $ 744.9 million and short sale balances increased $23.6 million or 39.9% to $82.8 million.

         Compensation and benefits increased $46.9 million or 113.3% to $88.3 million. The increase in compensation and benefits was due primarily to growth in the number of employees from 820 to 1,712. These additional employees were added primarily in DLJdirect's investor services, operations, and compliance areas to accommodate increased customer activity, in DLJdirect's technology group, including in India, to develop new products and systems and maintain systems infrastructure, in the UK operations, as well as in executive management.

         Brokerage, clearing, exchange and other fees increased $15.6 million or 58.0% to $42.5 million. The increase in brokerage, clearing, exchange and other fees was primarily due to significant increases in customer trading volume, offset in part by lower clearing fees per trade resulting from reduced clearing rates.

         Advertising increased $9.7 million or 25.9% to $47.2 million. The increase in advertising was due primarily to the development and implementation of new branding and advertising campaigns.

         Occupancy and related costs increased $7.1 million or 284.0% to $9.6 million. Occupancy and related costs includes rent and operating expenses for facilities, expenditures for repairs and maintenance, and the lease expense for furniture, fixtures, leasehold improvements as well as business and computer equipment. The increase in occupancy cost was due primarily to the opening of two investor services facilities, one in Charlotte, North Carolina, and the other in Sandy City, Utah, new technology centers in East Brunswick, New Jersey, and Chennai, India, and to the relocation of DLJdirect's headquarters.

         Communications and technology costs increased $17.1 million or 101.8% to $33.9 million. Communications expense includes quotation expenses, expenses related to customer toll-free phone calls and regular telephone services, and lease expense for communication systems infrastructure. Technology expense includes lease expense for technology systems infrastructure and computer equipment. Increases in both communications and technology costs were due primarily to the increased volume of transactions, improvements in and expansion of technology infrastructure, and increases in facilities and in staff.

         Other operating expenses increased $22.8 million or 126.7% to $40.8 million. Operating expenses are comprised of professional fees, printing and stationary, economic and investment research, allocated corporate overhead and miscellaneous expenses. Professional fees primarily include payments made to technology and marketing consultants and recruiters, and for legal services. Professional fees increased $8.9 million or 153.4% to $14.7 million primarily due to the development of advertising and marketing strategies, the relocation of DLJdirect's headquarters, continuing staffing expansion in all areas, and the development of international operations. Miscellaneous expenses increased $10.6 million or 186.0% to $16.3 million. Miscellaneous expenses consisted primarily of accruals for bad debt expense, postage, travel and entertainment, information services, customer service related expense, employee registration fees and expenses for new account credit checks.

         Income before income tax provision and equity in net loss of joint ventures decreased $4.4 million from income of $18.8 million for the nine months ended September 30, 1999 to $14.4 million for the nine months ended September 30, 2000. The provision for income taxes for the nine months ended September 30, 2000 and for the nine months ended September 30, 1999 was $6.0 million, representing a 41.7% effective tax rate, and $7.8 million, representing a 41.5% effective tax rate, respectively.

         DLJdirect has a 50% interest in foreign-based joint ventures in Japan, Hong Kong, and the Middle East. For the nine months ended September 30, 2000 and September 30, 1999, DLJdirect'S equity in net loss of joint ventures was $(5.6) million, and $(2.0) million, respectively.

         As a result of the foregoing factors, net income decreased to $6.1 million for the nine months ended September 30, 2000 from $8.9 million for the nine months ended September 30, 1999. For the period the Tracking Stock was outstanding (May 28 to September 30, 1999), net income applicable to the shareholders of DLJdirect Common Stock was $(547,000).

LIQUIDITY AND CAPITAL RESOURCES - DLJdirect

         The principal sources of liquidity for DLJdirect's operations are allocated capital and leases of fixed assets through an affiliate. The value of equipment acquired through leases of fixed assets through an affiliate totaled $35.3 million for the nine months ended September 30, 2000 and $15.4 million for the nine months ended September 30, 1999. These fixed assets were comprised primarily of computers and related systems, furniture and leasehold improvements. DLJdirect generally leases its fixed assets and therefore does not incur significant capital expenditures.

         Although DLJdirect maintains substantial money market accounts, bank accounts and investment accounts consistent with regulatory requirements, DLJdirect continues to be substantially dependent on CSFB (USA), Inc. for almost all of its daily financial, administrative and operational services and related support functions including cash management, the receipt of payments from third parties and the distribution of payments to third parties. DLJdirect continues to invest its excess cash. At September 30, 2000, DLJdirect had approximately $194.1 million invested in money market accounts and short-term investments. CSFB (USA), Inc. intends to fund DLJdirect's liquidity needs in the ordinary course of business. However, significant expenditures will be funded on a case by case basis as determined by the board of directors of CSFB (USA), Inc. The board of directors of CSFB
(USA), Inc. will determine, in its sole discretion, whether to provide any particular funds to either CSFB (USA), Inc. or DLJdirect and will not be obligated to do so. In this connection, intercompany receivables/payables are settled periodically through cash transfers to and from DLJdirect's accounts. There are no specific criteria to determine when CSFB (USA), Inc. will account for a cash transfer as a long-term loan, a capital contribution or a return of capital rather than an inter-group revolving credit advance. The board of directors of CSFB (USA), Inc. will make such a determination in the exercise of its business judgment at the time of such transfer, or the first of such type of transfer, based upon all relevant circumstances.

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

         Cash provided by (used in) operating activities totaled $(1.0) million and $31.7 million for the nine months ended September 30, 2000, and 1999, respectively. In the nine months ended September 30, 2000, there were increased assets including receivables from brokers, dealers and others of $10.4 million. This increase was offset by an increase in payables to parent and affiliate, net of $2.5 million and a decrease in accounts payable and accrued expenses of $1.4 million. In the nine months ended September 30, 1999, receivables from brokers, dealers and others increased $1.5 million.
This increase in assets was offset by increases in operating liabilities including accounts payable and accrued expenses of $20.0 million and payable to parent and affiliate, net of $3.1 million.

         Cash used in investing activities totaled $80.2 million for the nine months ended September 30, 2000. For the nine months ended September 30, 2000, DLJdirect invested $30.4 million in short-term investments, purchased $4.8 million of long-term corporate development investments, and invested $24.9 million in several foreign joint ventures in which it has a 50% interest. For the nine months ended September 30, 1999, DLJdirect invested $64.3 million in short-term investments and $12.4 million in a 50% joint venture with a Japanese bank.

         For the nine months ended September 30, 1999 net cash provided by financing activities totaled $201.8 million which was provided by capital contributions from CSFB (USA), Inc. The net proceeds, together with its current cash, cash equivalents and cash generated from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through at least the end of 2000.

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

12       Ratio of earnings to fixed charges

12.1     Ratio of earnings to fixed charge and preferred dividends

15       Independent Accountants' Review Report - Credit Suisse First Boston
         (USA), Inc. and Subsidiaries

15.1     Independent Accountants' Review Report - DLJdirect

27       Financial Data Schedule

(b)      Reports on Form 8-K
         1. Form 8-K dated July 20; Item 5
         2. Form 8-K dated July 26; Item 5
         3. Form 8-K dated October 26; Item 2
         4. Form 8-K dated November 7; Items 1, 2, 5 and 7

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            CREDIT SUISSE FIRST BOSTON (USA), INC

                            /S/ ANTHONY F. DADDINO
                            ---------------------------------------------
                            Anthony F. Daddino
                            CHIEF FINANCIAL AND ADMINISTRATIVE OFFICER
                            (ON BEHALF OF THE REGISTRANT AND AS
                            PRINCIPAL FINANCIAL OFFICER)






November 14, 2000

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

11.1     Statement re: computation of diluted earnings per share

12       Ratio of earnings to fixed charges

12.1     Ratio of earnings to fixed charges and preferred dividends

15       Independent Accountants' Review Report - Credit Suisse First Boston
         (USA), Inc. and Subsidiaries

15.1     Independent Accountants' Review Report - DLJdirect

27        Financial Data Schedule