Form 10-K405
period 2000-12-31
CREDIT SUISSE FIRST BOSTON USA INC
filed 2001-03-30
CIK 29646

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000 Commission File Number: 1-6862

Credit Suisse First Boston (USA), Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-1898818
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Eleven Madison Avenue New York, New York	10010 (Zip Code)
(Address of Principal Executive Offices)

(212) 325-2000
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
CSFBdirect Common Stock, par value $0.10 per share	New York Stock Exchange
Series A Fixed/Adjustable Rate Cumulative Preferred Stock, $50 liquidation preference per share	New York Stock Exchange
Series B Fixed/Adjustable Rate Cumulative Preferred Stock, $50 liquidation preference per share New York Stock Exchange	New York Stock Exchange
8.42% Mandatorily redeemable Trust Securities of DLJ Capital Trust I, guaranteed by Credit Suisse First Boston (USA), Inc.	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: /x/

    As of March 28, 2000, there were 18,400,000 shares of non-voting common stock of the Registrant, $0.10 par value ("CSFBdirect Common Stock"), outstanding. As of March 28, 2000, the aggregate market value of the CSFBdirect Common Stock held by non-affiliates of the Registrant was approximately $83.5 million. All of the outstanding shares of voting common stock of the Registrant, $0.10 par value, are held by Credit Suisse First Boston, Inc., an indirect wholly-owned subsidiary of Credit Suisse Group.

Documents Incorporated by Reference: None

CREDIT SUISSE FIRST BOSTON (USA), INC.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000

PART I

Item 1: Business

OVERVIEW

    We are a leading global integrated investment bank serving institutional, corporate, government and individual clients. We provide our clients with a broad range of products and services. These include:

  •
  securities underwriting, sales and trading,

  •
  investment banking,

  •
  financial advisory services,

  •
  private equity and related merchant banking investments,

  •
  investment research,

  •
  full service brokerage services,

  •
  correspondent financial services,

  •
  online interactive brokerage services, and

  •
  derivative and risk management products.

HISTORY

    We are the product of a recent business combination. On November 3, 2000, Credit Suisse Group acquired Donaldson, Lufkin & Jenrette, Inc., or DLJ, which we call the Acquisition. Credit Suisse Group is a global financial services company, providing a comprehensive range of insurance, banking and investment banking products in Switzerland and abroad. Credit Suisse First Boston Corporation, or CSFB Corp., Credit Suisse Group's principal U.S. registered broker-dealer subsidiary, became a subsidiary of DLJ, and DLJ changed its name to Credit Suisse First Boston (USA), Inc. We are now part of the Credit Suisse First Boston business unit, which we call CSFB, of Credit Suisse First Boston, a Swiss bank wholly-owned by Credit Suisse Group. CSFB is a leading global investment banking firm, providing financial advisory and capital-raising services, sales and trading, and financial products for users and suppliers of capital around the world.

    Founded in 1959, DLJ initially focused on providing in-depth investment research to institutional investors. In 1970, DLJ became the first member firm of the New York Stock Exchange, Inc. to be owned publicly. Fifteen years later, DLJ was purchased by what is now known as AXA Financial Inc., or AXA Financial. Prior to DLJ's initial public offering in October 1995, it was an independently operated, indirect wholly-owned subsidiary of AXA Financial.

    For the year 2000, the combined businesses of CSFB and DLJ on a pro forma basis ranked:

  •
  Third in global mergers and acquisitions advisory services, in terms of dollar volume of announced transactions with a 27.0% market share, according to Thomson Financial Securities Data;

  •
  Fourth in dollar value of global debt underwriting with a 9.1% market share, and first in dollar value of global high-yield debt underwriting, with a 21.0% market share, according to Thomson Financial Securities Data;

  •
  Fourth in dollar value of global equity and equity-linked underwriting with an 11.2% market share, according to Thomson Financial Securities Data; and

  •
  First in North American equity research, with 56 ranked analysts, and first in European equity research, with 41 ranked analysts, according to Institutional Investor.

    The Acquisition was achieved by means of:

  •
  a tender offer in cash for all of the outstanding shares of common stock of DLJ, other than the shares of CSFBdirect tracking stock, known then as DLJdirect, which remain outstanding,

  •
  a purchase of all of the shares of common stock of DLJ held by the former parent of DLJ, AXA, S.A., and certain of its affiliates, and

  •
  the merger of DLJ with a wholly-owned subsidiary of Credit Suisse First Boston, Inc., or CSFBI, an indirect wholly-owned subsidiary of Credit Suisse Group.

    In addition, immediately following the Acquisition, DLJ dividended its shares in DLJ Asset Management Group, Inc., or DLJAM, an indirect wholly-owned subsidiary of DLJ, to CSFBI. As a result, we no longer own this former DLJ company and its subsidiaries. As of October 30, 2000, DLJAM had $34 billion of assets under management.

RECENT DEVELOPMENTS

    On March 26, 2001, we announced our intention to acquire for $4.00 per share the 18,400,000 shares of our non-voting common stock, par value $0.10 per share, or CSFBdirect Common Stock, owned by the public. The $4.00 per share price represents a premium of 60% over the closing price of CSFBdirect Common Stock on the New York Stock Exchange on March 23, 2001. The proposed transaction is subject to the approval of our board of directors and the negotiation and execution of definitive documentation. CSFBdirect Common Stock was issued on May 28, 1999 in an initial public offering and tracks the separate performance of our online discount brokerage and related investment services business. We refer you to Part I, Item 3 in this Annual Report on Form 10-K for information on certain pending legal proceedings relating to the proposed transaction.

OPERATIONAL STRUCTURE; PRODUCTS AND SERVICES

    As a result of our business combination, we changed our organizational structure and began to operate and manage our business through four principal operating divisions:

  •
  Equity Division, which is active in sales, trading and research in equity and equity-linked products, including listed and over-the-counter derivative and risk management products, and securities lending and borrowing;

  •
  Investment Banking Division, or IBD, which serves a broad range of users and suppliers of capital, provides financial advisory and securities underwriting and placement services and, through its Private Equity Group, makes privately negotiated equity and merchant banking investments;

  •
  Fixed Income Division, or FID, which is active in fixed income trading, including foreign exchange and precious metals trading, and derivative and risk management products; and

  •
  Financial Services Division, which primarily includes the operations of Pershing, consisting of correspondent and prime brokerage, CSFBdirect, an online discount broker, and Private Client Services, a financial advisory business serving middle market investors.

    The following table illustrates our revenue breakdown by our principal divisions, net of all interest expense. Net revenues, however, are not necessarily indicative of the results for each division. The consolidated net revenues for 1996, 1997, 1998 and 1999 represent the results of operations of DLJ. The consolidated net revenues for 2000 represent the results of operations of only DLJ for the period from January 1, 2000 to November 2, 2000 and the results of operations of both of DLJ and CSFB Corp. for the period from November 3, 2000 to December 31, 2000. Certain reclassifications of prior year amounts have been made to conform to the 2000 presentation.

	Years Ended December 31,
	2000	1999	1998	1997	1996
	(In millions)
Equity Division	$1,382.1	$994.8	$677.9	$576.4	$539.5
Investment Banking Division	1,918.4	1,901.3	1,484.4	1,165.7	801.7
Fixed Income Division	415.1	886.9	587.0	640.9	485.8
Financial Services Division	2,213.5	1,783.3	1,257.6	999.2	817.0
Offsets and eliminations	140.5	(10.3)	(55.7)	105.1	123.8

Net Revenues	$6,069.6	$5,556.0	$3,951.2	$3,487.3	$2,767.8

PRODUCTS AND SERVICES

    Our clients demand well-structured products and high quality services for their funding, investing, risk management and financial advisory needs. In response to these needs, we have developed a global product-based structure delivered through regional teams. The following is a discussion of our key products and services and the divisions through which they are delivered.

Equity Division

    We engage in a broad range of equity activities for investors around the world, including sales, trading, brokerage and market-making in U.S. and international equity and equity-related securities, options and futures. Our activities cover securities, including equity derivatives and convertible securities, traded on an exchange and over-the-counter. We plan to continue to expand our equities business where we believe there are significant opportunities for growth. Our Equity Division engages in:

  •
  New Issue Distribution. We manage and participate in offerings of all types of equity securities, including common stock, convertible securities and other equity and equity-related securities. We participate in these offerings as underwriter or agent and sell these securities in public and private offerings throughout the world. Equity distribution specialists work closely with their colleagues in IBD on new equity issues.

  •
  Secondary Trading. We conduct our secondary sales and trading activities both as agent and as principal on behalf of investors and ourselves. As agent, we effect brokerage transactions in equity securities for customers, thereby generating commission revenues. Transactions as principal involve making markets in securities to facilitate customer investments as well as proprietary investments for our own risk. We execute and commit capital on all major exchanges.

  •
  Research. Our equities research department is engaged in the analysis of a broad range of industries and companies as well as market and economic trends. The department publishes studies and forecasts on economic conditions, financial markets, portfolio strategy, quantitative analysis, industry developments and individual companies.

  •
  Convertible Bonds and Equity and Other Derivatives. We structure innovative primary and secondary market transactions that are designed to solve a client's risk management problems and provide our clients with financing and investment alternatives through convertible bonds and various listed and over-the-counter financial derivatives, including options, equity-linked products and other proprietary risk management products. We also conduct convertible arbitrage, international arbitrage, index arbitrage and other program-trading activities on a proprietary basis and for institutions wishing to liquidate, invest in or restructure large equity portfolios. In addition, we enter into a variety of derivatives transactions as part of our trading activities for our own account to manage our own risks and as an alternative to investment in the cash markets.

  •
  Risk Arbitrage. We engage in the risk arbitrage business, which involves investing for our own account, in the equity securities of companies involved in publicly announced corporate transactions.

  •
  Equity Finance and Prime Brokerage. We finance our equity position primarily through stock lending, equity repurchase agreements and unsecured borrowings. We also engage in dealer-to-dealer financing and cover proprietary and client short positions through securities borrowing and lending arrangements. We participate in these transactions globally and have an established prime brokerage business designed to attract more client borrowings of cash.

  •
  Autranet. Autranet Inc., a registered broker-dealer and member firm of the New York Stock Exchange, is active in the distribution of investment research products purchased from independent research specialists.

  •
  Private Client Services. We serve middle market investors with significant financial resources and specialized investment needs. The range of services offered includes single-stock brokerage, hedging and sales of restricted securities, financing of restricted securities, margin loans and access to research.

Investment Banking Division

    The Investment Banking Division's activities include financial advisory services regarding mergers and acquisitions and other matters, origination and distribution of equity and fixed income securities, and leveraged finance, as well as our private equity and merchant banking investment activities. IBD provides comprehensive financial advisory and capital-raising services (in conjunction with the Equity and Fixed Income Divisions) and develops and offers innovative financing for a broad range of clients. Through its Private Equity Group, IBD also conducts worldwide private equity and merchant banking investment activities.

    We maintain offices in select major cities through which investment banking activities are conducted. IBD has also established and developed industry groups with a broad range of dedicated industry specialists. The industry group structure facilitates the delivery of specialist information and services to industry group clients regardless of their location. IBD's clients include U.S. and international public and private corporations, sovereigns, supranational and national agencies, and public sector entities.

    IBD's principal services consist of:

  •
  Mergers and Acquisitions and Other Financial Advisory Services. We provide mergers and acquisitions and other financial advisory services, including corporate sales and restructuring, as well as divestitures and take-over defense strategy. Our mergers and acquisitions practice is a fast-growing segment of the Investment Banking Division, participating in a broad range of assignments. Our professionals use an industry-intensive approach and work closely with our industry specialty groups in a broad range of sectors.

  •
  Capital Raising.

  •
  Equity and Equity-Linked Offerings. We provide financing for issuers of equity and equity-linked securities in the public and private markets in conjunction with our Equity Division. We are responsible for the origination and assist in the structuring and execution of transactions for our clients.

  •
  High-Yield Debt Underwriting. We provide high-yield debt financing in the public and private capital markets. We originate, structure and execute high-yield debt transactions across a wide range of companies and industries, as well as manage client relationships with both high-yield corporate issuers and financial sponsors of leveraged transactions.

  •
  Investment-Grade Debt Underwriting. We provide strategic advice and execution services to clients seeking financing through the investment-grade capital markets.

  •
  Bank Debt and Bridge Financing. We underwrite and syndicate bank lending facilities, offering clients the convenience of "one-stop shopping" to accomplish their financing needs. We also offer bridge financing to meet the needs of clients in the timing and financing of transactions.

  •
  Private Placements. Our Private Finance Group originates, structures, markets and places private equity, equity-linked, high-yield, investment-grade and structured securities. The group also acts as placement agent for various funds. The group consistently ranks among the top three agents in the industry for overall placement volume and is a leading supplier of products to the largest institutional investors.

  •
  Structured Products. We offer clients financing alternatives to traditional capital market instruments. The products are customized to meet each client's strategic objectives.

  •
  Private Funds Group. We raise private capital, primarily from institutional investors, for direct investment by venture capital, management buyout and other investment firms in a variety of fund types, including technology and real estate, and for certain of our private equity and merchant banking activities.

  •
  Project Finance. We raise capital and coordinate capital-raising efforts through a variety of public and private sources to assist corporations, consortiums and supranational and national agencies in financing projects.

  •
  Private Equity: The Private Equity Group invests primarily in unlisted or illiquid equity or equity-related securities in privately negotiated transactions. The Acquisition has expanded these activities. Through the Private Equity Group, IBD now makes private equity and merchant banking investments across the entire capital structure, from venture capital to investments in the largest leveraged buyouts. In addition to corporations, the Private Equity Group invests in real estate through a variety of investment vehicles. At December 31, 2000, CSFB managed or advised funds with committed capital of approximately $22 billion, and we managed or advised funds with committed capital of approximately $16 billion. Our principal fund groups include:

  •
  Leveraged Corporate Private Equity. Leveraged corporate private equity funds, which make investments in equity and mezzanine securities arising from leveraged acquisitions and recapitalizations, restructurings, over-leveraged companies and other similar transactions;

  •
  Mezzanine Investing. Mezzanine investment funds, which typically invest in subordinated debt and preferred stock with warrants in companies across diverse industries;

  •
  Real Estate Investing. Real estate funds, which focus on opportunistic real estate investments, high quality properties and operating companies that the funds believe have strong fundamentals, attractive risk/return profiles and substantial value-creation potential;

  •
  Sprout. Sprout, one of the oldest and largest groups in the private equity investment and venture capital industry, which invests in early-stage, high-growth companies, management buyouts and mezzanine financing of companies that are not yet ready to seek access to the public capital markets. Another Sprout fund invests in growth companies at all stages of development;

  •
  Customized Fund Investment Group. A customized fund investment group for "funds of funds," which has invested in over 250 private equity funds; and

  •
  International Funds. International funds, which pursue a strategy similar to the U.S. corporate private equity funds but which invest in Latin America, Asia and Europe.

Fixed Income Division

    The Fixed Income Division engages in underwriting, research, sales and trading of a broad range of financial instruments in developed and emerging markets including U.S. government and agencies, foreign sovereign and corporate bonds, money market instruments, foreign exchange, precious metals and real estate-related assets. The division also provides a full range of derivative products for the financing, risk management and investment needs of our customers. FID serves corporate, institutional and sovereign customers.

    Key FID products and channels include:

  •
  Interest Rate Products. The interest rate products business includes the government bond and interest-rate derivatives activities of our business. As part of this business, we participate in most of the leading government debt markets worldwide, including U.S. Treasury securities, most European government bonds and Japanese government bonds. We are a primary dealer in U.S. Treasury and government agency securities and participate in U.S. Treasury auctions and government agency new issues. We engage in secondary market sales and trading in U.S. Treasury and government agency securities as well as futures and options on such securities. We also engage in the "stripping" of government and government-guaranteed bonds to create zero-coupon securities. We also offer a wide range of interest-rate related derivatives products, including interest rate swaps, caps, floors, collars, swaptions and other interest rate options in all major currencies. We have a major presence in the standard interest rate derivatives product markets across all the major currencies. This presence enables us to be a leading provider of interest rate solutions, including those resulting from the introduction of the euro, used by investors and borrowers to manage their risk. Institutional clients include insurance companies, money managers, commercial banks, hedge funds and pension funds. We also maintain a liability management desk that provides financing for the division's inventory positions and acts as an intermediary between borrowers and lenders of short-term funds utilizing repurchase and reverse repurchase agreements.

  •
  Credit Products. Our credit products business engages in research, sales, trading and capital markets activities in all credit markets, including investment-grade, high-yield and distressed debt securities, mortgage- and asset-backed instruments and credit derivatives. We provide a platform for delivering a broad range of debt and debt-related products across the credit spectrum to meet clients' investment and financing needs. Linking our derivatives expertise with our underwriting and placement capabilities enables us effectively to provide a broad range of financing and investment alternatives to our customers. Our structuring group facilitates customized solutions to clients' asset and liability management requirements, while the integration of credit derivatives with asset-backed technology creates new opportunities for clients for capital raising and credit risk management.

  •
  Senior Bank Debt Group. The Senior Bank Debt Group syndicates loans and enters into commitments to extend credit to investment-grade and non-investment-grade borrowers through the New York branch of Credit Suisse First Boston. This service provides our clients with the convenience of a single financing source. This group also engages in secondary market trading of syndicated loans and par loans as well as trading in defaulted and distressed loans.

  •
  Real Estate Activities. The Real Estate Products Group finances and acquires positions in a number of real estate and real estate-related products for major participants in the commercial and residential real estate markets. The group also originates loans secured by commercial, residential and multi-family properties. The Real Estate Products Group also securitizes and trades in a wide range of commercial and residential real estate and real estate-related whole loans, mortgages and other real estate and commercial assets and products, including mortgage-backed and commercial mortgage-backed securities.

  •
  Emerging Markets. The Emerging Markets Group underwrites, invests and trades in the fixed income securities and loans of a number of sovereign and corporate issuers and obligors located in emerging market countries. The Emerging Markets Group has established a strong trading capability and presence in various emerging markets such as Argentina, Brazil, Chile, the Czech Republic, India, Indonesia, Korea, Malaysia, Mexico, the People's Republic of China, Poland, Russia, South Africa, Thailand and Turkey. It trades both local market and international securities (including so-called "Brady" securities), over-the-counter currency options and forwards and other derivative and structured products based on or referenced to local market securities and loans. Supported by a unified emerging markets macro, credit and relative-value research group, the Emerging Markets structuring team offers a multi-product delivery platform and advanced structuring capabilities. In addition, our G20 emerging market sales group provides emerging markets products to clients in G20 countries.

  •
  Prime Brokerage and Futures. We provide brokerage services for our customers on all major futures and options exchanges worldwide. We offer a wide array of execution services including floor and electronic execution, "upstairs execution" (which includes a combination of services such as research, development of trading ideas and strategies and more individualized institutional account coverage), quantitative and technical research and relative value analysis. We are among the leaders in capturing the potential of electronic trading. We became the first futures commodities merchant to offer full Internet electronic trading systems to institutional clients covering all global major futures exchanges. We also introduced a fixed income prime brokerage service, which offers customers the ability to clear trades, receive risk management services, customized reporting and real-time transaction information electronically.

  •
  Commodities. We are a full service provider of precious metals and energy products. We are a global market maker for precious metals, offering a full product range to our clients, while also offering risk management and investment products in both of the primary industrial commodities markets, energy (including oil, natural gas and oil products) and precious metals (principally gold and, to a lesser extent, silver). Products include structured hedging, swaps, forwards, options, loans and leases, spot trading, clearing and physical supply of products. The majority of our commodity-related derivatives business focuses on longer-term and larger-volume transactions, offering our clients liquidity that is difficult to find or is not available in exchange-traded products.

  •
  Money Markets. Our Money Markets Group is responsible for managing our unsecured funding needs in a manner consistent with our targeted liquidity profile while seeking to create longer-term value based upon the Money Markets Group's view of global interest rates and economic trends. The financing is conducted through the issuance of a wide variety of products, including time deposits, certificates of deposit, commercial paper, medium-term notes and bankers' acceptances.

  •
  Foreign Exchange. We provide foreign exchange services to a broad range of clients worldwide, including multinational corporations, money managers, hedge funds, banks and high-net-worth individuals.

  •
  Research. We provide investment analysis on more than 500 issuers across the credit spectrum. In addition, we provide research on a variety of structured products and global economic analyses. We provide macroeconomic analysis on developed and emerging market countries and fundamental and technical analysis on a wide range of securities and market sectors. We prepare daily, weekly and monthly publications on various aspects of the market, including the U.S. Treasury, corporate, mortgage, asset-backed, emerging market, high-yield and foreign exchange markets. We provide these publications to customers through traditional and online channels.

Financial Services Division

  •
  Pershing. Pershing is a leading provider of correspondent financial services and prime brokerage services to many of the world's major financial institutions. Pershing also provides independent prime brokerage services through its Global Investment Manager Services Group. Founded in 1939 and acquired by DLJ in 1977, Pershing operates out of 12 offices worldwide. Pershing provides execution, settlement and clearance on a multi-currency basis in 40 international markets. Pershing's broad range of services, including custody, cash management, product development, information management, portfolio evaluation, financing, proprietary research, securities lending, and related services are used by more than 625 customers, which at December 31, 2000 collectively maintained over 3.8 million "active" client accounts holding nearly $392 billion of assets. Accounts are considered active if Pershing has sent a statement to the client during the year. As a wholesaler of these services, Pershing operates on a fee-for-service basis.

    Pershing maintains a significant presence on the major U.S. exchanges and provides agency execution for institutional block and retail orders. Pershing also supplies broad coverage of fixed income securities and money market funds, and offers access to over 11,000 mutual funds. Through Pershing Trading Company, L.P., Pershing is also a specialist on regional exchanges and a market maker in the over-the-counter markets. Pershing's London subsidiary, Pershing Limited, is the leading provider of correspondent financial services and private label discount brokerage services in the United Kingdom.

    Pershing provides Internet-based solutions for account management and order entry to approximately 32,000 investment professionals. Pershing technology also allows nearly 250 broker-dealers to serve over 600,000 clients online. Pershing utilizes a combination of in-house products and content partnerships with other e-commerce firms to deliver a wide range of content, such as market data, third-party research and analytical tools, for investment professionals and their clients. In addition, Pershing's Investment Research department offers investment analyses and recommendations for retail customers through traditional and online channels.

  •
  CSFBdirect. CSFBdirect is a leading retail provider of online discount brokerage and related investment services, offering customers automated securities order placement and information and research through the Internet and online service providers. CSFBdirect's broad range of investment services is targeted at sophisticated self-directed online investors, who on average have higher account balances than other online investors. CSFBdirect was one of the pioneers of online investing, starting in the online brokerage business in September 1988. CSFBdirect has frequently been recognized as a high-quality provider of online brokerage services. Through an affiliate and joint ventures, CSFBdirect now offers online discount brokerage services in a number of countries and regions, including the United States, Japan, the United Kingdom, the Middle East and Hong Kong. At December 31, 2000, CSFBdirect had over one million worldwide customer accounts representing approximately $22.8 billion of assets.

    CSFBdirect's investment services and products include:

  •
  online order entry for NASDAQ and exchange-listed securities, equity and index options, mutual funds and fixed income securities, including extended-hours order entry during pre-and post-market trading sessions;

  •
  access to selected CSFB-managed initial public offerings and other equity offerings;

  •
  online offerings of proprietary CSFB-managed mutual funds;

  •
  intraday company and industry research from CSFB;

  •
  CSFBdirect's MarketSpeed™, its proprietary software with enhanced graphics and greater ease of use permitting CSFBdirect's customers to access CSFBdirect's online services an average of four times faster than other major Internet brokers;

  •
  wireless access to custom market and account alerts through a variety of devices including personal digital assistants, cellular telephones and pagers, as well as order entry through personal digital assistants;

  •
  online access to account information, including account balances and portfolio holdings updated on a real-time basis;

  •
  online automated portfolio evaluation;

  •
  stock and mutual fund evaluation tools, including its proprietary StockScan™ for screening over 9,500 public companies and its proprietary FundScan™ for analyzing over 7,500 mutual funds;

  •
  research and analysis from independent research organizations, including Standard & Poor's, Zacks Investment Research Incorporated and Thomson Investors Network;

  •
  real-time news from Dow Jones Newswires and other leading news providers;

  •
  daily market commentary from TheStreet.com and Briefing.com; and

  •
  iNautix Technologies, CSFBdirect's technology group, which develops, designs and supports Internet-based products and services for CSFBdirect, its affiliates and third parties.

    In March 1999, CSFBdirect formed a 10-year joint venture with Sumitomo Bank in Japan which commenced operations in April 1999. CSFBdirect has a 50% interest in the joint venture. The joint venture provides Japanese investors with online access to Japanese and U.S. securities markets.

    CSFBdirect's online U.K. discount brokerage service commenced operations in the third quarter of 1999 and provides investors outside the United States online access to U.K. and U.S. securities markets.

    In February 2000, CSFBdirect formed a joint venture that offers online brokerage services in 14 countries in the Middle East. CSFBdirect has a 50% interest in the joint venture. The joint venture provides investors in the region online access to U.S. securities markets.

    In April 2000, CSFBdirect formed a joint venture with Hutchison Whampoa Ltd. that offers online brokerage services in Hong Kong. CSFBdirect has a 50% interest in the joint venture. The joint venture provides investors in Hong Kong online access to Hong Kong and U.S. securities markets.

    In addition, CSFBdirect has developed strategic alliances with financial institutions such as Putnam Fiduciary Trust Company, Scudder Financial Services, Inc., Nationwide Trust Company, FSB, CitiStreet LLC and Hewitt Financial Services LLC to provide broker-dealer services for customers of these institutions.

  •
  Private Client Services. We serve middle market investors with significant financial resources and specialized investment needs. The range of services offered includes single-stock brokerage, hedging and sales of restricted securities, financing of restricted stock, margin loans and access to our research. Private Client Services business had significant growth in 2000, with over 90,000 client accounts as of December 31, 2000, compared to approximately 75,000 client accounts at the end of 1999.

OPERATING ENVIRONMENT AND COMPETITION

    We believe the long-term outlook for leaders in the investment banking industry is positive, although the industry is volatile and subject to periodic "bad markets" worldwide or in particular geographic regions. The global "bulge bracket" or top-tier investment banks are likely to be more successful than mid-sized firms, and we expect continuing consolidation in the financial services industry. One of the principal macroeconomic trends in the investment banking industry is greater capital formation, which is being affected by aging demographics, pension reforms and wealth creation. This trend has led to a shift of investments toward equities in the United States. In addition, disintermediation, involving a shift from on-to off-balance sheet financing, changes in traditional distribution and an increasing separation of production and distribution, as well as a focus on capital optimization and unprecedented levels of capital markets activity, have increased financial intermediation business and opportunities. Consolidation and convergence, driven by customer requirements and alliances across industry boundaries, have also created benefits for full-service global providers. Technology has led to productivity improvements and new distribution and business models brought by the Internet, more demanding and better informed customers and the need to balance productivity gains with erosion of margins. These factors, in turn, have resulted in additional investment requirements.

    We face intense competition from various types of firms, in all aspects of our business and throughout the world. The types of firms with which we compete include brokers and dealers in securities and commodities, investment banking firms, commercial banks, merchant banks and other firms offering financial services. The principal competitive factors influencing our business are our ability to attract and retain high-quality professional staff, our reputation in the market place, our client relationships and our mix of market and product capabilities.

    We have also experienced significant price competition in certain of our businesses. For example, competition has reduced underwriting spreads on certain products or in certain markets, and competition from alternative trading systems is reducing fees and commissions. As private equity and merchant banking funds grow and proliferate, competition to raise private capital and to find and secure attractive investments is accelerating.

FINANCE, ADMINISTRATION AND OPERATIONS

    Our divisions have finance, administration, operations and other support departments, including controller, credit, corporate services, information technology, legal and compliance, human resources and operations. These departments support our diverse global businesses through the processing of securities, foreign exchange and commodities transactions; receipt and delivery of funds and securities; safeguarding of customers' securities; internal financial controls, including management of global expenses, capital structure and funding; and our efforts at ensuring compliance with regulatory and legal requirements. Certain of these areas also assist in the management and monitoring of the risks associated with our business activities.

EMPLOYEES

    At December 31, 2000, we had 15,456 employees based in the United States and 2,208 employees outside the United States. We had 1,818 employees in the Equity Division, 3,052 in IBD, 1,401 in FID, 7,001 in the Financial Services Division, 4,254 in finance, administration and operations departments and 138 in other miscellaneous departments. These figures include consultants as well as employees and aggregate the hours of part-time employees to arrive at full-time equivalents. Professional personnel receive salary as well as incentive compensation in the form of bonuses and, in certain instances, through long-term incentive, guarantees and/or other compensation plans. Most of our securities sales force personnel receive a percentage of their gross revenues or a percentage of a specified revenue pool as compensation. Other employees receive a salary and, in certain cases, overtime compensation and compensation in the form of profit sharing. None of our employees is represented by a labor union. We have encountered no significant labor disputes since we began our operations.

REGULATION

    Our business is, and the securities and commodity futures and options industries generally are, subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interest of customers participating in those markets. They are not, however, charged with protecting the interests of our shareholders or creditors.

    In the United States, the Securities and Exchange Commission, or SEC, is the federal agency that is responsible for the administration of the federal securities laws. Each of CSFB Corp., Donaldson, Lufkin & Jenrette Securities Corporation (or DLJSC), Pershing Trading Company, L.P., CSFBdirect, Inc. and Autranet Inc. is registered as a broker-dealer with the SEC and as a broker-dealer in a number of states. Each of these entities is a member of a number of securities industry self-regulatory organizations, including the New York Stock Exchange, Inc. and/or the National Association of Securities Dealers, Inc., and is subject to their regulations. CSFB Corp. and DLJSC and certain other entities are registered with the SEC and in a number of states as investment advisors. Similarly, our business is also subject to regulation by various non-U.S. governmental and regulatory bodies and self-regulatory authorities in virtually all countries where we have offices.

    The commodity futures and options industry in the United States is subject to regulation under the Commodity Exchange Act, as amended. The Commodity Futures Trading Commission is the federal agency charged with the administration of the Commodity Exchange Act and the regulations thereunder. DLJSC and CSFB Corp. are also registered with the Commodity Futures Trading Commission as a futures commission merchant.

    In addition, the Department of Treasury and Municipal Securities Rulemaking Board have the authority to promulgate regulations relating to U.S. government and agency securities and to municipal securities, respectively. The Board of Governors of the Federal Reserve System promulgates regulations applicable to certain securities credit transactions. In addition, because we are an indirect wholly-owned subsidiary of Credit Suisse Group, our activities are subject to significant bank regulatory restrictions on our operations. These restrictions are imposed pursuant to, among other enactments, the International Banking Act of 1978, the Bank Holding Company Act of 1956, the Gramm-Leach-Bliley Act of 1999 and the regulations and interpretations of the Federal Reserve Board and other applicable regulators.

    As a result of registration and self-regulatory organization memberships, these broker-dealers are subject to overlapping regulations, which cover all aspects of their securities business. These regulations cover matters including capital requirements, the use and safekeeping of customers' funds and securities, record-keeping and reporting requirements, supervisory and organizational procedures intended to assure compliance with securities laws and rules of the self-regulatory organizations and to prevent the improper trading on "material nonpublic" information, employee-related matters, limitations on extensions of credit in securities transactions, required procedures for trading on securities exchanges and in the over-the-counter market, and procedures for the clearance and settlement of trades. A particular focus of the applicable regulations concerns the relationship between broker- dealers and their customers. As a result, the broker-dealers in some instances may be required to make "suitability" determinations as to certain customer transactions, are limited in the amounts that they may charge customers, cannot trade ahead of their customers and must make certain required disclosures to their customers.

    Additional legislation and regulations, including those relating to the activities of affiliates of broker-dealers, changes in rules promulgated by the SEC, the Commodity Futures Trading Commission or other U.S. or foreign governmental regulatory authorities and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules may adversely affect the manner of our operation and our results.

    Our businesses may be materially affected not only by regulations applicable to them as a financial market intermediary but also by regulations of general application. For example, the volume of our underwriting, mergers and acquisitions, and private equity and merchant banking businesses in any year could be affected by, among other things, existing and proposed tax legislation, antitrust policy and other governmental regulations and policies, including the interest rate policies of the Federal Reserve Board, and changes in interpretation or enforcement of existing laws and rules that affect our businesses and the financial markets. From time to time, various forms of anti-takeover legislation and legislation that could affect the benefits associated with financing leveraged transactions with high-yield securities have been proposed that, if enacted, could adversely affect the volume of mergers and acquisitions and private equity and merchant banking business, which in turn could adversely affect our underwriting, financial advisory and trading revenues related to them.

    We believe that we have been in compliance in all material respects with the regulations described herein.

Capital Requirements

    As a registered broker-dealer and member firm of various self-regulatory organizations, each of our broker-dealer subsidiaries is subject to the uniform net capital rule, Rule 15c3-1 of the Securities Exchange Act of 1934. This rule specifies the minimum level of net capital a broker-dealer must maintain and also requires that part of its assets be kept in relatively liquid form. DLJSC and CSFB Corp. are also subject to the net capital requirements of the Commodity Futures Trading Commission and various commodity exchanges. We refer you to Note 11 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

    The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, dictate the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

    Compliance with net capital requirements of these and other regulators could limit those operations of our subsidiaries that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict our ability to withdraw capital from our regulated subsidiaries, which in turn could limit our ability to pay our debt obligations.

    Our non-U.S. broker-dealer subsidiaries are subject to the net capital requirements imposed by non-U.S. financial regulatory authorities.

    At December 31, 2000, our broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

Item 2: Properties

    A description of our principal offices is provided in the table below:

Location	Owned/ Leased	Lease Expiration	Approximate Square Feet
New York City, N.Y.
Eleven Madison Avenue(1)	Leased	2017	1.5 million
One Madison Avenue(2)	Leased	2020	1.4 million
277 Park Avenue(3)	Leased	2021	1.2 million
5 World Trade Center	Leased	2015	246,000
280 Park Avenue	Leased	Various dates through 2014	188,000
315 Park Avenue South	Leased	2017	183,000
120 Broadway	Leased	2006/2007	94,000
Jersey City, N.J. (Newport Tower)	Leased	2006	29,000
Jersey City, N.J. (Newport Financial Center)	Leased	2004	12,000
London
1111 Old Broad Street	Leased	2018	121,000
99 Bishopsgate	Leased	2011	107,000
Pershing
Jersey City, N.J.	Leased	Various dates through 2009	551,000
East Hanover, N.J.	Owned	—	325,000
Florham Park, N.J.	Owned	—	142,000
Florham Park, N.J.	Leased	2004	43,000
CSFBdirect
Jersey City, N.J.	Leased	2011	206,000

(1)
Our principal executive offices.

(2)
On February 22, 2001, we signed a lease to take space in this building until December 31, 2001. On the same day, we also signed a triple net lease commencing January 1, 2002 for the entirety of the building and subleased it back to Metropolitan Life Insurance Company for the space that Metropolitan Life Insurance Company will continue to occupy. It is anticipated that Metropolitan Life Insurance Company will occupy 718,672 square feet on January 1, 2002, and this will decline over time to 276,670 square feet.

(3)
On February 1, 2001, we assigned our main lease interest to The Chase Manhattan Bank. We will continue to occupy space at 277 Park Avenue under the terms of a sub-lease with The Chase Manhattan Bank until March 2002.

    In addition, we lease an aggregate of approximately 1.7 million square feet for our domestic and international regional offices, the leases for which expire at various dates through 2025. Our domestic offices are located in Atlanta, Austin, Bala Cynwyd, Baltimore, Beachwood, Bethesda, Boston, Charlotte, Chicago, Dallas, Delray Beach, Denver, East Brunswick, Englewood, Hollywood, Houston, Los Angeles, Menlo Park, Miami, Mount Prospect, Nashville, Newport Beach, Norwalk, Oak Brook, Palo Alto, Parsippany, Pasadena, Philadelphia, Plano, Plymouth, Princeton, San Francisco, Sandy, Tampa and Washington, D.C. Our international offices are located in Buenos Aires, Dubai, Frankfurt, Geneva, Hong Kong, London, Lugano, Melbourne, Mexico City, Monterrey, Moscow, Paris, Sao Paulo, Singapore, Tokyo and Toronto.

    We believe that our existing and planned facilities are adequate for our current and future needs. The leasing of One Madison Avenue and 315 Park Avenue South, with our existing facilities at Eleven Madison Avenue, will complete a corporate campus in Midtown South in New York City.

Item 3: Legal Proceedings

    We are involved in a number of judicial, regulatory and arbitration proceedings (including those described below and actions that have been separately described in previous filings) concerning matters arising in connection with the conduct of our businesses. Some of the actions have been brought on behalf of various classes of claimants and seek damages of material and indeterminate amounts. We believe, based on currently available information and advice of counsel, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition but might be material to operating results for any particular period, depending, in part, upon the operating results for such period.

    In October 1995, DLJSC was named as a defendant in a purported class action filed in a Texas State Court on behalf of the holders of $550 million principal amount of subordinated redeemable discount debentures of National Gypsum Corporation ("NGC") canceled in connection with a Chapter 11 plan of reorganization for NGC consummated in July 1993. The State Court named plaintiff also filed an adversary proceeding in the U.S. Bankruptcy Court for the Northern District of Texas seeking a declaratory judgment that the confirmed NGC plan of reorganization does not bar the class action claims. The two actions arise out of DLJSC's activities as financial advisor to NGC in the course of NGC's Chapter 11 reorganization proceedings. Subsequent to the consummation of NGC's plan of reorganization, NGC's shares traded for values substantially in excess of, and in 1995 NGC was acquired for a value substantially in excess of, the values upon which NGC's plan of reorganization was based. The class action complaint alleges that the plan of reorganization submitted by NGC was based upon projections by NGC and DLJSC which intentionally understated forecasts and provided misleading and incorrect information to hide NGC's true value, and that defendants breached their fiduciary duties by, among other things, providing false, misleading or incomplete information to deliberately understate the value of NGC. The class action complaint seeks compensatory and punitive damages purportedly sustained by the class. On October 10, 1997 DLJSC and others were named as defendants in a new adversary proceeding in the Bankruptcy Court brought by the NGC Settlement Trust, an entity created by the NGC plan of reorganization to deal with asbestos-related claims. The Trust's allegations are substantially similar to the claims in the State Court action. On January 21, 1998, the Bankruptcy Court ruled that the State Court plaintiff's claims were not barred by the NGC plan of reorganization insofar as they alleged nondisclosure of certain cost reductions announced by NGC in October 1993. DLJSC appealed the Bankruptcy Court's ruling to the U.S. District Court for the Northern District of Texas ("Federal District Court"), and on October 3, 2000, the Federal District Court partially reversed the Bankruptcy Court's ruling. Like the Bankruptcy Court, the Federal District Court held that the claims of the State Court plaintiff and the NGC Settlement Trust are not absolutely barred by the NGC plan of reorganization. Contrary to the Bankruptcy Court's ruling, the Federal District Court held that the plan of reorganization requires that plaintiffs (a) pay the attorneys' fees and costs of defendants in the event that plaintiffs' claims are unsuccessful, and (b) provide appropriate proof of plaintiffs' ability to pay such fees and costs. The State Court plaintiff and the NGC Settlement Trust have appealed the Federal District Court's judgment to the U.S. Court of Appeals for the Fifth Circuit. Meanwhile, on May 7, 1998, DLJSC and others were named as defendants in a second action in a Texas State Court brought by the NGC Settlement Trust. The allegations of this second Texas State Court action are substantially similar to those of the earlier class action pending in State Court. In an amended order dated January 5, 1999, the State Court granted the class action plaintiff's motion for class certification. In an order dated March 1, 1999, the State Court granted motions for summary judgment filed by DLJSC and the other defendants in both State Court actions. The plaintiffs have appealed. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaints.

    In November 1998, three purported class actions (Gillet v. Goldman, Sachs & Co. et al., Prager v. Goldman, Sachs & Co. et al., and Holzman v. Goldman, Sachs & Co. et al.) were filed in the U.S. District Court for the Southern District of New York against more than 25 underwriters of initial public offering securities, including CSFB Corp. and DLJSC. The complaints allege that the defendants conspired to fix the "fee" paid for underwriting initial public offering securities by setting the underwriters' discount or "spread" at 7%, in violation of the federal antitrust laws. The complaints seek treble damages in an unspecified amount and injunctive relief as well as attorney's fees and costs. On March 15, 1999, the plaintiffs filed a Consolidated Amended Complaint captioned In re Public Offering Fee Antitrust Litigation, and the defendants thereafter moved to dismiss the complaint on several grounds. On September 7, 2000, the defendants filed their memorandum in opposition to plaintiffs' motion for leave to file a consolidated second amended complaint. On or about August 3, 2000, an action styled CHS Electronics, Inc. v. Credit Suisse First Boston Corp., et al., was filed in the U.S. District Court for the Southern District of Florida against 18 securities firms or their parent companies, including us. The complaint in the CHS Electronics action, in which an alleged issuer company asserts claims on behalf of a purported class, makes allegations that are substantially similar to the allegations of the proposed consolidated second amended complaint in In re Public Offering Fee Antitrust Litigation. On December 20, 2000, the court granted the parties' stipulated transfer of the CHS Electronics action to the U.S. District Court for the Southern District of New York for consolidation with In re Public Offering Fee Antitrust Litigation. On or about October 13, 2000, an action styled Weinman, as Trustee of Western Pacific Airlines v. Salomon Smith Barney Inc., et al., was filed in the U.S. District Court for the Southern District of New York against 12 securities firms, including CSFB Corp. The complaint in Western Pacific makes allegations that are substantially similar to those in the proposed consolidated second amended complaint in In re Public Offering Fee Antitrust Litigation and to the complaint in CHS Electronics. On January 12, 2001, the court entered a pretrial order in In re Public Offering Fee Antitrust Litigation pursuant to which the CHS Electronics and Western Pacific actions were consolidated with that action and the defendants in the consolidated action were relieved of any obligation to answer or respond to any complaints until further order of the court. On February 9, 2001, the court granted the defendants' motion to dismiss the consolidated amended complaint in In re Public Offering Fee Antitrust Litigation without leave to replead and denied the plaintiffs' motion for leave to file a second amended complaint. The plaintiffs have filed a notice of appeal in that action. On February 16, 2001, an action styled Braun v. Goldman, Sachs & Co., et al. was filed in the U.S. District Court for the Southern District of New York against 25 underwriters of initial public offering securities, including CSFB Corp. and DLJ. The complaint is virtually identical to the complaint in In re Public Offering Fee Antitrust Litigation dismissed by the court on February 9, 2001. On March 8, 2001, an action styled MDCM Holdings, Inc. f/k/a/ Mortgage.Com, Inc., by Lewis B. Freeman, Assignee for the Benefit of Creditors v. CSFBC, et al. was filed in the U.S. District Court for the Southern District of New York against 20 securities firms, including CSFB Corp. and DLJSC. The complaint is substantially similar to the complaints filed on behalf of issuers in Weinman, Western Pacific and CHS Electronics. Our entities intend to defend themselves vigorously against all of the allegations contained in the complaints.

    Separately, in 1999 the U.S. Department of Justice issued a Civil Investigative Demand to several investment banking firms, including DLJSC, seeking documents and information relating to alleged price fixing with respect to underwriting spreads in initial public offerings. The government has not made any charges against DLJSC or, to its knowledge, the other investment banking firms. DLJSC has cooperated with the Justice Department in providing the requested information.

    On or about January 31, 2000, AmeriServe Food Distribution, Inc. ("AmeriServe"), its parent company, Nebco Evans Holding Company, and related corporations filed Chapter 11 petitions in the U.S. Bankruptcy Court for the District of Delaware. Since then, the Bankruptcy Court has confirmed a liquidating plan, and the plan has been consummated. Pursuant to the plan, substantially all the assets of AmeriServe were sold and a "Post-Confirmation Estate" has been created. The Post-Confirmation Estate is authorized to assert a wide assortment of claims against various parties for the benefit of various creditors. On or about December 8, 1999, DLJ Bridge Finance, Inc., our wholly-owned subsidiary, through a subsidiary, made a $100 million secured loan to AmeriServe. The loan subsequently was transferred to DLJ Capital Funding, also our subsidiary, which has filed a claim with respect to the loan in the Bankruptcy Court proceeding. Pursuant to the plan, funds for payment of this claim have been escrowed pending allowance of the claim by the Bankruptcy Court. On or about November 28, 2000, following discovery from DLJ and certain affiliates concerning their relationships with AmeriServe and related companies, holders of certain AmeriServe secured notes issued on or about October 1, 1999, commenced an adversary proceeding in the Bankruptcy Court, seeking under the Bankruptcy Code to subordinate DLJ Capital Funding's claim to the secured noteholders' claims. DLJ Capital Funding intends to defend itself vigorously against all of the allegations contained in the complaint.

    On December 14, 2000, Morgens Waterfall Holdings, LLC ("Morgens") filed a complaint in the U.S. District Court for the Southern District of New York against DLJSC, DLJ Merchant Banking, Inc., DLJ Merchant Banking Partners, L.P., DLJ Merchant Banking Partners II, L.P., and certain officers, directors and other individuals and entities. The complaint asserts common law and federal securities law claims arising out of alleged misrepresentations and omissions relating to Morgens' purchases of the secured AmeriServe notes issued on or about October 1, 1999. The complaint seeks, among other things, compensatory and punitive damages, as well as rescission and declaratory relief. On January 24, 2001, Morgens and certain affiliated entities filed an amended complaint asserting substantially similar claims. On February 1, 2001, the District Court dismissed the amended complaint for failure to meet certain pleading standards with leave to replead within 20 days. On February 20, 2001, Morgens filed a second amended complaint, which omits certain previously asserted claims but is similar in substance to Morgens' first amended complaint. DLJSC and the other defendants intend to defend themselves vigorously against all of the allegations contained in the second amended complaint.

    On December 27, 2000, GSC Recovery, Inc. ("GSC"), filed a complaint in the Superior Court of New Jersey, Law Division, Morris County, against DLJSC, DLJ Merchant Banking, Inc., DLJ Merchant Banking Partners, L.P., DLJ Merchant Banking Partners II, L.P., and certain officers, directors, and other individuals and entities seeking compensatory and punitive damages. The complaint arises out of alleged misrepresentations and omissions relating to GSC's purchases of certain unsecured AmeriServe notes issued in 1997 and 1998. DLJSC and the other defendants intend to defend themselves vigorously against all of the allegations contained in the complaint.

    On January 30, 2001, Conseco Capital Management, Inc. and certain affiliated entities ("Conseco") filed a complaint in the U.S. District Court for the Southern District of New York against DLJSC, DLJ Merchant Banking, Inc., DLJ Merchant Banking Partners, L.P., DLJ Merchant Banking Partners II, L.P., and certain officers, directors and other individuals and entities. The complaint asserts common law and federal securities law claims arising out of alleged misrepresentations and omissions relating to Conseco's purchases of the secured AmeriServe notes issued on or about October 1, 1999. The allegations of the complaint are similar in substance to the amended complaint filed by Morgens. DLJSC and the other defendants intend to defend themselves vigorously against all of the allegations contained in the complaint.

    Between September 1995 and October 1998, DLJSC was named as a defendant in six separate actions filed by institutional investors who invested and lost approximately $300 million in three hedge funds (the "Funds") managed by David Askin ("Askin"). The Funds filed for bankruptcy in April 1994. All six complaints have been consolidated for discovery purposes and are currently pending in the U.S. District Court for the Southern District of New York. The defendants are Askin, Askin Capital Management ("ACM", Askin's management company), and two securities dealers (including DLJSC) that sold collateralized mortgage obligations to the Funds. The only claim against DLJSC that has survived a motion to dismiss is aiding and abetting common law fraud. The complaints allege that DLJSC aided and abetted an alleged fraud of the investors by Askin and ACM by selling securities that were inconsistent with the Funds' investment objectives and by providing inaccurate monthly mark-to-market prices for securities purchased by the Funds. The actions seek joint and several recovery of rescissionary, compensatory and punitive damages. On February 5, 2001, the court denied

DLJSC's motion for summary judgment. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaints.

    In August 1997, DLJSC was named as a defendant in another action arising out of the bankruptcy of the Funds. This action was brought by the "Litigation Advisory Board," an entity created by the Funds' plan of liquidation to pursue all unresolved claims held by the Funds. The action is currently pending in the U.S. District Court for the Southern District of New York. The only claims against DLJSC that have survived a motion to dismiss are for breach of contract. Generally, the lawsuit alleges that the Funds were damaged when DLJSC issued allegedly improper margin calls and liquidated the Funds' reverse repurchase positions at less than fair market value. The complaint alleges that the Funds' investors lost over $400 million in equity, but does not specify the amount of damages that the Funds themselves claim to have suffered as a result of the allegations made in this complaint. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaint.

    Beginning on September 6, 2000, DLJSC, Donaldson, Lufkin & Jenrette International ("DLJI") and certain other individuals and entities were named as defendants in six putative class actions filed in the U.S. District Court for the Southern District of New York on behalf of a purported class of persons who purchased or acquired American Depository Shares ("ADS") of Independent Energy Holdings PLC ("Independent Energy") in Independent Energy's secondary offering of $200 million of ADS in March 2000. In early September 2000, shortly before this action was filed, receivers were appointed for Independent Energy in the United Kingdom. The complaints, which are substantially the same, allege violations of the federal securities laws against DLJSC, as one of the underwriters of the ADS, and DLJI, as a financial advisor to Independent Energy that sold shares in connection with the secondary offering, arising out of alleged misrepresentations and omissions contained in the registration statement and prospectus for the secondary offering of ADS. The complaints seek, among other things, compensatory damages, rescission, and equitable and/or injunctive relief. On December 15, 2000, the complaints pending in the Southern District were consolidated and lead plaintiffs and lead counsel were appointed. A consolidated complaint was filed on February 16, 2001, and an amended consolidated complaint is expected to be filed by March 30, 2001. Our entities intend to defend themselves vigorously against all of the allegations contained in the complaints.

    Beginning in September 2000, we, our directors and certain other entities were named as defendants in four putative class actions filed in the Court of Chancery, State of Delaware, New Castle County, on behalf of a purported class of public shareholders of CSFBdirect common stock. Each of the complaints, which are substantially the same, alleges that the then proposed acquisition of DLJ by Credit Suisse Group (the "CSG Transaction") was unfair to the holders of CSFBdirect common stock in that the value of such CSFBdirect shares was not being maximized in the CSG Transaction. The complaints further allege that our directors breached their fiduciary duties to CSFBdirect shareholders by approving the CSG Transaction, and that our directors had personal financial interests that created a conflict of interest for them because they allegedly owned more CSFB (USA) voting common shares in terms of value than they owned CSFBdirect shares. The complaints seek, among other relief, damages in an unspecified amount. On or about October 11, 2000, an amended complaint was filed in one of these actions which adds allegations that the completion of the CSG Transaction would adversely affect the CSFBdirect shares, and that the holders of CSFBdirect shares have a contractual right to a separate vote on the CSG Transaction as well as a contractual right to have their shares purchased if CSFB (USA) voting common shares are being purchased. As additional relief, the amended complaint seeks, among other things, an order requiring a class vote on the CSG Transaction. At a conference on October 12, 2000, the Court denied a motion by plaintiffs to schedule a preliminary injunction hearing on the allegations of the amended complaint. We intend to defend ourselves vigorously against all of the allegations contained in the complaints. In September 2000, we, our directors and Credit Suisse Group, along with certain other entities, were named as defendants in a putative class action commenced in the U.S. District Court for the Southern District of New York brought on behalf of a purported class of public shareholders of CSFBdirect. The complaint alleges, among other things, that certain statements in the 1999 prospectus issued in connection with the initial public offering of CSFBdirect shares were allegedly false and misleading in their description of the rights attributable to the CSFBdirect shares; that the tender offer materials disseminated in connection with the CSG Transaction are false and misleading in allegedly failing to describe certain rights to the CSFBdirect shares in connection with the CSG Transaction, among other things; and that these alleged misstatements constitute violations of the federal securities laws. The complaint further alleges that defendants violated their fiduciary duties under state law by failing to provide for the purchase of CSFBdirect shares as part of the CSG Transaction. The complaint seeks, among other things, an award of rescission or damages in an unspecified amount, a declaration that defendants have violated the federal securities laws and their state law fiduciary duties, and unspecified corrective disclosures. On January 4, 2001, the court appointed lead counsel and lead plaintiffs. On February 23, 2001, the defendants moved to dismiss the complaint. We and Credit Suisse Group intend to defend ourselves vigorously against all of the allegations contained in the complaint.

    CSFB Corp. as well as, to our knowledge, at least five other investment banks, are being investigated by one or more governmental authorities or self-regulatory organizations in connection with their practices as to the allocation of shares in initial public offerings in which such investment banks were a lead or co-managing underwriter, and subsequent securities transactions and commissions paid by certain customers that had received such allocations. In CSFB Corp.'s case, the inquiries have focused on the allocation practices with respect to two initial public offerings in 1999 and 2000, including the initial public offering of shares of VA Linux Systems, Inc. CSFB Corp. has been cooperating with each of the investigating entities by providing documents and witnesses to be interviewed or deposed in response to subpoenas or otherwise.

    Beginning in January and continuing into March 2001, CSFB Corp. was named as a defendant in 17 putative class action complaints filed in the U.S. District Court for the Southern District of New York, alleging various violations of the federal securities laws resulting from alleged material omissions and misstatements in the registration statement and prospectus for the initial public offering of shares of VA Linux Systems, Inc. These lawsuits contain nearly identical allegations that the registration statement and prospectus either omitted or misrepresented material information about commissions paid to CSFB Corp. by certain customers that received allocations of shares in such offering in connection with subsequent securities transactions with such customers. CSFB Corp. intends to defend itself vigorously against all of the claims asserted in the complaints.

    In March 2001, CSFB Corp. and six other investment banks were named as defendants in a putative class action filed with the U.S. District Court for the Southern District of New York, alleging violation of the federal antitrust laws in connection with alleged practices in the allocation of shares in initial public offerings in which such investment banks were a lead or co-managing underwriter. The lawsuit alleges that the underwriter defendants have engaged in an illegal antitrust conspiracy to require customers, in exchange for initial public offering allocations, to pay undisclosed and excessive commissions, in amounts equaling approximately 33% of the customers' profits from a given initial public offering allocation. The complaint also alleges that the underwriter defendants conspired to require customers, in exchange for initial public offering allocations, to agree to make aftermarket purchases of the initial public offering securities at a price higher than the offering price, as a precondition to receiving an allocation. These alleged "tie-in" arrangements are further alleged to have artificially inflated the market price for the securities. CSFB Corp. intends to defend itself vigorously against all of the claims asserted in the complaint.

    On March 26, 2001, we, our directors and certain affiliated entities were named as defendants in six putative class actions filed in the Court of Chancery, State of Delaware, New Castle County, on behalf of a putative class of public shareholders of CSFBdirect Common Stock. Each of the complaints, which are substantially the same, alleges that our proposed offer to acquire all of the publicly owned CSFBdirect Common Stock is unfair to the holders of CSFBdirect Common Stock because the proposed purchase price of $4.00 per share does not reflect the "true" value of CSFBdirect Common Stock. The complaints further allege that our directors breached their fiduciary duties to the CSFBdirect public shareholders, and that our directors have relationships and duties that create a conflict of interest for them so that they allegedly could not be expected to protect the interests of the CSFBdirect public shareholders. The complaints seek, among other relief, temporary and permanent injunctions against the completion of the proposed offer and damages in an unspecified amount. We intend to defend ourselves vigorously against all of the suits.

Item 4: Submission of Matters to a Vote of Security Holders

    On November 3, 2000, CSFBI, an indirect wholly-owned subsidiary of Credit Suisse Group and our sole voting stockholder, consented to the adoption of the following resolutions through a written consent: (a) a change of name of the company from Donaldson, Lufkin & Jenrette, Inc. to Credit Suisse First Boston (USA), Inc. and (b) a power of attorney authorizing certain officers of the company to act on behalf of the company in connection with the Acquisition.

PART II

Item 5: Markets for Registrant's Common Equity and Related Stockholder Matters

    All of our outstanding shares of voting common stock, $0.10 par value ("CSFB (USA) Common Stock"), are held by CSFBI, an indirect wholly-owned subsidiary of Credit Suisse Group.

    The principal market for trading for the outstanding shares of our non-voting common stock, CSFBdirect Common Stock (stock symbol "DIR"), is the New York Stock Exchange, Inc. The CSFBdirect Common Stock commenced trading on May 28, 1999. No dividends were paid on CSFBdirect Common Stock in 1999 and 2000. The approximate number of holders of record of CSFBdirect Common Stock was 171 at March 22, 2001.

    On March 26, 2001, we announced our intention to acquire for $4.00 per share the 18,400,000 shares of CSFBdirect Common Stock owned by the public. We refer you to "Recent Developments" included in Part I, Item 1 of this Annual Report on Form 10-K.

    Set forth below are the low and high sales prices per share of CSFBdirect Common Stock for the periods indicated:

	Low Sale Price	High Sale Price
2000
Fourth Quarter	$2.62	$7.25
Third Quarter	6.06	11.50
Second Quarter	7.30	14.00
First Quarter	9.19	16.00
1999
Fourth Quarter	12.56	19.94
Third Quarter	14.63	29.63
Second Quarter (from May 28)	23.06	45.65

Item 6: Selected Financial Data

    The Selected Consolidated Data table for us and our subsidiaries is set forth on pages 23 through 25, and the Selected Combined Financial Information table for CSFBdirect is set forth on pages 39 through 41, in each case, in Part II, Item 7 of this Annual Report on Form 10-K.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operation

SELECTED CONSOLIDATED FINANCIAL DATA(1)
Credit Suisse First Boston (USA), Inc. and Subsidiaries

	Years Ended December 31,
	2000	1999	1998	1997	1996
	(In millions, except share and per share data)
Statement of Operations Data:
Revenues
Commissions	$1,467.4	$1,200.7	$854.7	$690.2	$573.3
Underwritings	959.9	1,246.4	1,043.5	911.3	766.5
Fees	2,078.4	1,611.9	1,191.7	767.3	470.0
Interest, net(2)	764.3	585.2	733.2	498.9	341.0
Principal transactions-net:
Trading	633.8	718.6	(58.6)	357.5	393.3
Investment	94.6	107.3	126.0	194.5	163.0
Other	71.2	86.0	60.6	67.6	60.7

Total net revenues	6,069.6	5,556.1	3,951.1	3,487.3	2,767.8

Expenses
Compensation and benefits	4,254.1	3,105.4	2,231.7	1,908.2	1,549.0
Communications and technology	565.4	445.2	314.6	270.5	175.4
Brokerage, clearing, exchange fees and other	377.0	313.8	258.6	231.4	201.3
Occupancy and related costs	255.5	178.9	143.8	108.4	89.8
Professional fees	295.3	158.7	111.2	73.9	101.8
Restructuring and other merger-related costs	1,104.3	—	—	—	—
Other operating expenses	740.2	400.6	290.7	233.8	176.7

Total expenses	7,591.8	4,602.6	3,350.6	2,826.2	2,294.0

Income (loss) before provision for income taxes and extraordinary items	(1,522.2)	953.5	600.5	661.1	473.8
Provision (benefit) for income taxes	(458.1)	352.8	229.7	252.8	182.5

Income (loss) before extraordinary items	(1,064.1)	600.7	370.8	408.3	291.3
Loss on early extinguishment of debt, net of tax benefit	(11.7)	—	—	—	—

Net income (loss)	$(1,075.8)	$600.7	$370.8	$408.3	$291.3

Dividends on preferred stock	$21.2	$21.2	$21.3	$12.2	$18.7

Earnings (loss) applicable to common shares	$(1,097.0)	$579.5	$349.5	$396.1	$272.6

Earnings (loss) applicable to common shares(3):
CSFB (USA) Common Stock	$(1,095.6)	$580.4	$349.5	$396.1	$272.6

CSFBdirect Common Stock(4)	$(1.4)	$(0.9)

Earnings per Common Share:
CSFB (USA) Common Stock(3)
Basic and Diluted	$(1,095,548)	$580,423	$349,490	$396,106	$272,647

CSFBdirect Common Stock(4)
Basic	$(0.08)	$(0.05)

Diluted	$(0.08)	$(0.05)

Weighted average common shares outstanding(3):
CSFB (USA) Common Stock
Basic and Diluted	1,000	1,000	1,000	1,000	1,000

CSFBdirect Common Stock (in thousands) (4)
Basic	18,400	18,400

Diluted	18,400	18,400

	As of December 31,
	2000		1999		1998		1997		1996
	(In millions, except share and per share data and financial ratios)
Statement of Financial Condition Data:
Securities purchased under agreements to resell and securities borrowed	$117,372.4		$59,886.8		$44,031.0		$43,227.4		$29,954.2
Total assets	213,277.3		109,012.1		72,225.7		70,449.3		55,447.2
Securities sold under agreements to repurchase and securities loaned	106,661.5		68,016.2		43,097.8		43,694.1		32,103.1
Long-term borrowings	11,257.5		5,160.5		3,482.0		2,128.2		1,325.4
Redeemable trust securities	200.0		200.0		200.0		200.0		200.0
Stockholders' equity	6,506.0		3,907.2		2,927.7		2,061.5		1,647.2
Other Financial Data:
Ratio of net assets to stockholders' equity(5)	14.7	x	12.6	x	9.6	x	13.2	x	15.5	x
Ratio of long-term borrowings to total capitalization(6)	0.59		0.53		0.52		0.48		0.40
Return on average equity(7)	(26.3)%		19.1%		16.5%		24.1%		20.6%
Ratio of earnings to fixed charges(8)(9)	0.82	x	1.19	x	1.13	x	1.16	x	1.16	x
Ratio of earnings to combined fixed charges and preferred stock dividends(8)(10)	0.81	x	1.19	x	1.13	x	1.16	x	1.16	x

(1)
On November 3, 2000, Credit Suisse Group acquired DLJ. CSFB Corp., Credit Suisse Group's principal U.S. registered broker-dealer subsidiary, became a subsidiary of DLJ, and DLJ changed its name to Credit Suisse First Boston (USA), Inc. All of our outstanding shares of voting common stock, CSFB (USA) Common Stock, are held by CSFBI, an indirect wholly-owned subsidiary of Credit Suisse Group. We are part of the CSFB business unit of Credit Suisse Group, but our results do not reflect the overall performance of CSFB or Credit Suisse Group.

  The statement of operations data, statement of financial condition data and other financial data as of or for the year ended December 31, 1996, 1997, 1998 and 1999 represent the data of DLJ. The statement of operations data for the year ended December 31, 2000 represent the results of operations of only DLJ for the period from January 1, 2000 to November 2, 2000 and the results of operations of both DLJ and CSFB Corp. for the period from November 3, 2000 to December 31, 2000. The balance sheet data and other financial data as of December 31, 2000 represent the data of both DLJ and CSFB Corp. Because of the inclusion of CSFB Corp. data from November 3, 2000 through December 31, 2000, our financial statements may not be fully comparable with prior periods. We refer you to Note 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(2)
Interest is net of interest expense of $8.2 billion, $4.8 billion, $4.5 billion, $4.0 billion and $2.8 billion, for 2000, 1999, 1998, 1997 and 1996, respectively.

(3)
Earnings per share amounts for periods in 1999 subsequent to the closing date were calculated using the two-class method. The two-class method is an earnings allocation formula that determines the earnings per share for each class of common stock according to participation rights in undistributed earnings. Subsequent to the Acquisition by Credit Suisse Group of all of the

  CSFB (USA) Common Stock, existing shares were canceled, and we issued 1,000 shares of common stock to our parent, CSFBI (the "Recapitalization").

  All computations of basic and diluted earnings per share for CSFB (USA) Common Stock have been adjusted retroactively for all periods presented to reflect the Recapitalization.

  Without giving effect to the Recapitalization, historical basic earnings per share for CSFB (USA) Common Stock for 1999, 1998, 1997 and 1996 were $4.63, $2.93, $3.59 and $2.56, respectively, and historical diluted earnings per share for CSFB (USA) Common Stock for 1999, 1998, 1997 and 1996 were $4.18, $2.65, $3.16 and $2.30, respectively.

  Basic and diluted earnings per share are the same for all periods presented.

  For CSFBdirect (formerly, DLJdirect), basic earnings per share were calculated by dividing earnings applicable to common shares for the period CSFBdirect Common Stock was outstanding (May 28, 1999 to December 31, 2000) by the weighted average actual common shares outstanding. Diluted earnings per common share include the dilutive effect of options calculated under the treasury stock method. Our retained interest excludes the effect of the 10 million shares of CSFBdirect Common Stock that have been reserved for issuance under the CSFBdirect Stock Option Plan. Earnings per share for CSFBdirect for periods prior to May 28, 1999 are not presented, as such amounts are not meaningful.

(4)
CSFBdirect represents a combination of the assets and liabilities of our online discount brokerage and related investment services business, rather than a separately incorporated entity. All prior references to DLJdirect have been changed to CSFBdirect. On May 28, 1999, we issued in an initial public offering 18.4 million shares of CSFBdirect Common Stock. CSFBdirect Common Stock tracks the separate performance of CSFBdirect. CSFB (USA) Common Stock reflects the performance of our primary business, i.e., Equity, Investment Banking, Fixed Income and Financial Services Divisions, plus a retained interest in CSFBdirect. Earnings applicable to CSFB (USA) Common Stock include a 100% interest in CSFBdirect for periods prior to May 28, 1999 and 82.1% for all subsequent periods. The 18.4 million shares of CSFBdirect Common Stock represent the 17.9% owned by the public. Quarterly results reported by us prior to May 28, 1999 were not affected by the issuance of CSFBdirect Common Stock.

  On March 26, 2001, we announced our intention to acquire for $4.00 per share the 18,400,000 shares of CSFBdirect Common Stock owned by the public. We refer you to "Recent Developments" included in Part I, Item 1 of this Annual Report on Form 10-K.

(5)
Net assets are total assets excluding securities purchased under agreements to resell and securities borrowed.

(6)
Long-term borrowings and total capitalization (the sum of long-term borrowings, redeemable trust securities and stockholders' equity) exclude current maturities (one year or less) of long-term borrowings.

(7)
After payment of dividends on our preferred stock.

(8)
For the purpose of calculating the ratio of earnings to combined fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, (a) earnings consist of income before the provision for income taxes and fixed charges and (b) fixed charges consist of interest expense and one-third of rental expense which is deemed representative of an interest factor.

(9)
For the year ended December 31, 2000, the dollar deficiency of the ratio of earnings to combined fixed charges was $1,522,164.

(10)
For the year ended December 31, 2000, the dollar deficiency of the ratio of earnings to combined fixed charges and preferred dividends was $1,543,319.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

    We are a leading global integrated investment bank serving institutional, corporate, government and individual clients. On November 3, 2000, Credit Suisse Group acquired DLJ. We refer you to "Recent Developments" in this section.

    All references to 2000, 1999 and 1998 refer to our fiscal year ended, or the date, as the context requires, December 31, 2000, December 31, 1999 and December 31, 1998, respectively.

    When we use the terms "we" and "our", we mean, after the Acquisition, Credit Suisse First Boston (USA), Inc., a Delaware corporation, and its consolidated subsidiaries and, prior to the Acquisition, DLJ, a Delaware corporation, and its consolidated subsidiaries.

    We have made in this Annual Report on Form 10-K, and from time to time may otherwise make in our public filings, press releases and discussions with our management, forward-looking statements concerning our operations, economic performance and financial condition, as well as our strategic objectives, including, without limitation, global expansion. Such forward-looking statements are subject to various risks and uncertainties, and we claim the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those currently anticipated because of a number of factors in addition to those discussed elsewhere herein and in our other public filings, press releases and discussions with our management, including:

  •
  the volatile nature of the securities business, which is affected by, among other things, the availability of capital, the level and volatility of interest rates and the uncertainties of the global and U.S. economies;

  •
  the competitive nature of the securities business;

  •
  the effect of extensive federal, state and foreign regulation on our business;

  •
  market, credit and liquidity risks associated with our underwriting, securities trading, market-making, online and traditional brokerage and arbitrage activities;

  •
  potential losses that could result from our private equity and merchant banking activity as a result of its capital intensive nature;

  •
  risks associated with our use of derivative financial instruments;

  •
  the availability of adequate financing to support our business;

  •
  potential restrictions on the business of, and withdrawal of capital from, certain of our subsidiaries due to net capital requirements;

  •
  risks associated with potential systems limitations or systems failures in our clearance and settlement and trading businesses;

  •
  potential liability under federal and state securities and other laws; and

  •
  the ability to integrate effectively existing and any future acquisitions, including integration efforts related to the Acquisition.

    We have included statements that may constitute "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. These statements relate to our future plans and objectives, among other things. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the results indicated in these forward-looking statements.

BUSINESS ENVIRONMENT

    Our principal business activities, investment banking and private equity, securities underwriting, sales and trading, and correspondent and online brokerage services, are, by their nature, highly competitive and subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity. Consequently, our operations and our results have been, and are likely to continue to be, subject to wide fluctuations reflecting the impact of many factors beyond our control, including securities market conditions, the level and volatility of interest rates, competitive conditions and the size and timing of transactions.

    Market and economic conditions were strong in the first half of 2000, leading to increased mergers and acquisitions and equity capital markets activity. Investor demand for technology stocks was strong in the early part of the year, but the gains have declined markedly since April 2000. The economy slowed in the second half of the year and interest rates rose in the United States in response to inflationary pressures, including rising energy prices. The economic slowdown in the United States led to market uncertainty, a decline in major stock indices and a decline in capital markets transactions, particularly in the technology sector. By the end of the year, many of the key market indices around the world had declined compared to 1999. By the end of the year, the Dow Jones and NASDAQ had fallen 6.2% and 39.3%, respectively, from the levels at the beginning of the year. The end of strong technology gains, the increase in fuel prices and indications of weakness in the U.S. economy all contributed to falling markets. Despite the volatility of the markets, global equity primary issuances increased both in volume and dollar terms compared to 1999.

    U.S. merger volume of announced transactions rose 16.5% in 2000. Mergers and acquisitions activity in the traditional industries was strong. The pace of transactions slowed as the year progressed. Transaction volume in the fourth quarter of 2000 was 33% lower than the fourth quarter of 1999.

    The fixed income markets faced difficulties in 2000, reflecting several adverse factors including rising interest rates, the widening of credit spreads and a decline in new debt issues and secondary market activity. The high-yield securities market had its worst year since 1990 as a result of slowing corporate earnings, a rise in defaults and high debt levels. Issuances of high-yield securities fell sharply compared to 1999. U.S. corporate debt stood at near record levels. In 2000, companies began defaulting on bond interest payments at the fastest pace in a decade, raising fears about investment-grade debt.

    To date in 2001, this adverse operating environment in the financial markets, particularly in mergers and acquisitions and equity capital markets, has continued.

RECENT DEVELOPMENTS

Acquisition by Credit Suisse Group

    On November 3, 2000, pursuant to an agreement dated as of August 30, 2000 between Credit Suisse Group and DLJ, Credit Suisse Group, through an acquisition subsidiary, acquired all of the outstanding shares of voting common stock of DLJ from its shareholders at a price of $90 per share. In connection with the Acquisition, DLJ changed its name to Credit Suisse First Boston (USA), Inc.

Transfer of CSFB Corp. from CSFBI

    On November 3, 2000, in conjunction with the closing of the Acquisition, our parent, CSFBI transferred all of the outstanding shares of CSFB Corp., a U.S. registered broker-dealer that was a direct wholly-owned subsidiary of CSFBI, to us in exchange for our newly issued shares. This was the final step in a series of transfers that was initiated by Credit Suisse Group and us on October 6, 2000 with a view to integrating our respective businesses. In connection with these transfers, CSFB Corp. and certain of its affiliates made an aggregate cash payment of approximately $4.5 billion to us and our subsidiaries in exchange for certain proprietary fixed income and equity portfolios maintained by us and certain of our subsidiaries. In connection with these transfers, CSFB Corp. became our direct wholly-owned subsidiary. In addition to the foregoing transactions, we have transferred, and expect in the future to transfer, certain entities and financial assets and liabilities, including certain non-U.S. business and operations, to Credit Suisse Group-related entities. The results of operations for the year ended December 31, 2000 represent the results of operations of only DLJ for the period from January 1, 2000 to November 2, 2000 and the results of operations of both DLJ and CSFB Corp. for the period from November 3, 2000 to December 31, 2000. Because of the inclusion of CSFB Corp. from November 3, 2000 through December 31, 2000, our financial statements may not be fully comparable with prior periods. See Note 2 to the consolidated financial statements incorporated by reference in Part II, Item 8 of this Annual Report on Form 10-K.

    In addition, to facilitate the integration of our asset management businesses and those of Credit Suisse Group, DLJAM, previously our indirect wholly-owned subsidiary, became an indirect wholly-owned subsidiary of CSFBI through a series of share dividends and contributions. The business of DLJAM will be combined with the business of Credit Suisse Asset Management.

    We are part of the CSFB business unit of Credit Suisse Group, but our results do not reflect the overall performance of CSFB or Credit Suisse Group.

RESULTS OF OPERATIONS

    The transfer of CSFB Corp. to us had a significant effect on our statement of financial condition. Although the net assets transferred were approximately $2.5 billion, incremental assets transferred to us amounted to approximately $143.4 billion. As a result, inclusion of results of CSFB Corp. from November 3, 2000 through December 31, 2000 had a significant effect on our financial statements, increasing virtually all revenue, expense and statement of financial condition line items. It is expected that due to the size of the Acquisition, the volume of activity of the combined entity will, subject to market conditions, be significantly greater in future periods than for our previous activities.

    We incurred an after tax loss of approximately $1.1 billion for the year. This loss results to a large extent from restructuring charges and other non-recurring expenses associated with the Acquisition as well as other related integration costs. We also experienced a decline in business activity beginning in September 2000 due to the uncertainties and our focus on integration efforts in connection with the Acquisition as well as slower market conditions in the fourth quarter of 2000.

Restructuring and Other Merger-Related Costs

    In connection with the Acquisition, during the fourth quarter of 2000, we incurred pre-tax restructuring charges of $842 million and other merger-related charges of $262 million. Restructuring costs include costs to terminate certain employees, exit certain businesses and activities, and abandon or sell for salvage certain leasehold improvements, capitalized software and equipment. As a result of these exit activities, we and other subsidiaries of CSFBI will incur certain costs and employee termination benefit payments that have no future economic benefit and that are not associated with generating future revenue. None of the amounts included in the restructuring charges represent operating losses or income. As of December 31, 2000, restructuring costs of $367 million have been paid. All components of these restructuring costs will be funded from working capital and will not require any incremental funding source. The following is a summary of the major components of the restructuring and merger-related costs:

	Restructuring Costs	Merger-Related Costs	Total
	(In millions)
Compensation and benefits	$658	$244	$902
Occupancy and related costs	85	—	85
Technology costs	74	—	74
Professional fees and other	25	18	43

	$842	$262	$1,104

    In connection with the Acquisition, a retention plan was put in place for certain of our employees. The retention plan provides for grants of Credit Suisse Group shares for future services and forgiveness of certain employee loans. The Credit Suisse Group shares granted for future services and forgiveness of certain employee loans generally vest over a three-year period. The total expense associated with these items is approximately $1.3 billion, $1.2 billion for the grant of Credit Suisse Group shares and approximately $100 million for forgiveness of employee loans. This $1.3 billion will be expensed over the vesting period beginning as of November 3, 2000. Approximately $100 million of such expense has been recorded as merger-related costs for the year ended December 31, 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

    Our results of operations for the year ended December 31, 2000 include the results of operations of CSFB Corp. from November 3, 2000 through December 31, 2000. Therefore, our financial statements may not be fully comparable with prior periods. In addition, the restructuring and merger-related costs discussed above have significantly impacted our results of operations for the year ended December 31, 2000. Due to the uncertainties caused by the announcement of the Acquisition in August 2000, we experienced a significant negative impact on our business. Following the Acquisition, we have incurred, and expect in the future to incur, certain duplicative administrative costs and expenses in connection with our integration efforts.

    For 2000, net revenues increased $513.6 million, or 9.2% to $6.1 billion. During 2000, net revenues increased primarily as a result of increases in fees, commissions and interest, and the inclusion of revenues from CSFB Corp. from November 3, 2000 through December 31, 2000. These increases were offset in part by decreases in underwritings, trading and investment gains, particularly during the fourth quarter. In conjunction with the Acquisition, we changed our method of allocation of underwriting revenues and related expenses to operating segments to conform to the CSFB methodology. Accordingly, segment data for 1998 and 1999 have been restated to conform to the current method of managing our business. Equity Division net revenues from external sources increased $397.7 million or 40.1% to $1.4 billion primarily as a result of increased commissions and trading revenues, both domestically and internationally. Investment Banking Division net revenues from external sources increased $59.1 million or 3.1% to $2.0 billion primarily due to the inclusion of CSFB Corp. revenues from November 3, 2000 through December 31, 2000. Fixed Income Division net revenues decreased $502.3 million or 69.3% to $222.9 million, principally as a result of slowdowns in the high-yield and mortgage-backed securities areas. Financial Services Division net revenues increased $391.4 million or 28.4% to $1.8 billion primarily as a result of increased brokerage and correspondent clearance commission revenues and fee income in our correspondent and online brokerage businesses. For more information on segment data, we refer you to Note 20 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

    Commission revenues increased $266.7 million or 22.2% to $1.5 billion. The expansion of international equities trading prior to the Acquisition and increases in our correspondent and online brokerage businesses accounted for more than half the increase. The remainder of the increase was due to the inclusion of commission revenues from CSFB Corp. from November 3, 2000 through December 31, 2000.

    Underwriting revenues decreased $286.5 million or 23.0% to $959.9 million as a result of the slowdown in underwriting activity in the two months prior to the Acquisition, as well as a decline in market activity in the fourth quarter, particularly in initial public offerings.

    Fee revenues increased $466.5 million or 28.9% to $2.1 billion, primarily in our correspondent and online brokerage businesses, due to customer demand for a variety of portfolio advisory and technology services. These revenues were offset in part by the decline in mergers and acquisitions fees prior to the Acquisition. Mergers and acquisitions fees increased in November and December 2000 as a result of increased activity in the combined entity.

    Interest, net of interest expense, increased $179.2 million or 30.6% to $764.3 million. The increase was primarily due to higher rates on increased fixed income positions as a result of the inclusion of CSFB Corp. from November 3, 2000 through December 31, 2000.

    Principal transactions-net, trading revenues decreased $84.8 million or 11.8% to $633.8 million primarily as a result of the difficult fixed income markets, particularly for high-yield securities, and declining equity markets during the second half of the year.

    Principal transactions-net, investment revenues decreased $12.7 million or 11.8% to $94.6 million primarily as a result of gains on our venture capital investments declining by $33.3 million. Gains on other private equity investments increased by $20.6 million from 1999.

    Total expenses for 2000 increased approximately $3.0 billion or 64.9% to $7.6 billion primarily due to the restructuring and merger-related costs of $1.1 billion recorded in the fourth quarter of 2000, expenses related to growth in the correspondent and online brokerage businesses and the inclusion of CSFB Corp. from November 3, 2000 through December 31, 2000.

    Compensation and benefits increased $1.1 billion or 37% to $4.3 billion. Base compensation, including benefits and payroll taxes, increased by 56.5%. Incentive and production-related compensation increased by 29.6% in 2000. The increases were primarily due to the inclusion of CSFB Corp. from November 3, 2000 through December 31, 2000. As is normal in our industry, a significant portion of compensation expense is a bonus amount awarded at or shortly after year end. Bonuses are based upon a number of factors including the profitability of each business segment. From time to time to attract new employees or to retain existing employees in a competitive environment, we guarantee certain minimum compensation levels. For these reasons and as a result of the Acquisition, we provided greater bonus guarantees for 2001 than in prior fiscal years. Consistent with industry practice, certain of these guarantees are multi-year and extend into fiscal years beyond 2001.

    Communications and technology expenses increased by $120.2 million to $565.4 million due to expansion of our international operations, implementation and development of new systems and overhaul of the online customer trading and information systems for our correspondent brokerage network. Brokerage, clearing, exchange fees and other expenses increased $63.2 million to $377.0 million due to increased trading volume and transaction fee payments. Occupancy and related costs increased $76.6 million to $255.5 million primarily as a result of new office space needed to accommodate our domestic growth. Despite our integration efforts following the Acquisition, we incurred duplicate costs for technology, communications and occupancy in November and December 2000. Professional fees not related to the Acquisition increased $136.6 million primarily as a result of the inclusion of CSFB Corp. from November 3, 2000 through December 31, 2000. All other operating expenses increased $339.6 million to $740.2 million, which resulted principally from increases in litigation accruals in the fourth quarter of 2000. Also included in other operating expenses are travel and entertainment and printing and stationery expenses which increased due to an overall increase in the level of business activity and increases in advertising and rebranding expense of approximately $4.0 million incurred by CSFBdirect.

    Equity Division pre-tax income decreased $97.0 million or 119.3% to a pre-tax loss of $15.7 million due to decreases in underwritings and fees. Investment Banking Division pre-tax income decreased $452.0 million or 96.6% to $15.9 million as a result of decreased underwritings and fees related to mergers and acquisitions activity. Fixed Income Division pre-tax income decreased $601.0 million or 218.8% to a pre-tax loss of $326.3 million as a result of decreased trading gains and decreased underwriting revenues in all areas. Financial Services Division pre-tax income increased $87.9 million or 29.1% to $389.6 million as a result of increased commissions and fees related to its correspondent and online brokerage businesses, offset by increased technology costs.

    Our income tax provision (benefit) for 2000 and 1999 was ($458.1) million and $352.8 million, a 30.1% and 37.0% effective tax rate, respectively.

    Net loss for 2000 was $1.1 billion as compared with net income of $600.7 million in 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

    For 1999, total net revenues increased $1.6 billion or 40.6% to $5.6 billion. During 1999, net revenues increased primarily as a result of increases in commissions, underwritings, fees and trading, offset by decreases in interest income and investment gains. In conjunction with the Acquisition, we changed our method of allocation of underwriting revenues and related expenses to operating segments to conform to the CSFB methodology. Accordingly, segment data for 1998 and 1999 have been restated to conform to the current method of managing our business. Equity Division net revenues increased $325.6 million or 49.0% to $990.7 million, primarily as a result of increased commissions, underwriting and trading revenues, both domestically and internationally. Investment Banking Division net revenues from external sources increased $416.3 million or 28.0% to $1.9 billion, primarily as a result of increased underwriting revenues and fee income related to mergers and acquisitions activity. Fixed Income Division net revenues increased $259.6 million or 55.8% to $725.2 million, principally as a result of increased trading gains in the high-yield and mortgage-backed securities areas, offset by reduced underwriting revenues in these areas. Financial Services Division net revenues increased $388.9 million or 39.4% to $1.4 billion, primarily as a result of increased brokerage and correspondent clearance commission revenues and fee income in our correspondent and online brokerage businesses. For more information on segment data, we refer you to Note 20 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

    Commission revenues increased $346.0 million or 40.5% to $1.2 billion due to increased business in virtually all areas. Share volumes on the New York Stock Exchange and NASDAQ averaged a combined record 1.8 billion shares per day for 1999 compared to approximately 1.4 billion shares per day for 1998. Commissions generated internationally, primarily in London and Hong Kong equities, increased 410.0% over 1998. Our correspondent and online brokerage businesses added over 1.0 million client accounts in 1999, and related customer assets increased by approximately $140.8 billion.

    Underwriting revenues increased $202.9 million or 20.3% to $1.2 billion, primarily as a result of increases in underwriting of domestic equities, offset by a decline in new issuances of high-yield and mortgage-backed securities.

    Fee revenues increased $420.2 million or 35.6% to $1.6 billion. These results reflected primarily our continuing market share growth in global mergers and acquisitions advisory transactions. Fee income in our correspondent and online brokerage businesses increased due to customer demand for a variety of portfolio advisory and technology services. In addition, fees related to asset management increased as assets under management grew from $17.6 billion to approximately $28.0 billion.

    Interest, net of interest expense, decreased $148.2 million or 20.2% to $585.1 million. The decrease resulted primarily from the elimination of interest related to emerging markets proprietary trading. (We ceased certain of our proprietary trading in emerging markets in the third quarter of 1998.) If the impact of our proprietary trading activities in emerging markets during 1998 were excluded, net interest income would have increased 22.8%. In most other areas there were increases in balances of lending activity, which were offset by slight reductions in interest rates charged.

    Principal transactions-net, trading revenues increased $777.2 million or 1,326.3% to $718.6 million primarily as a result of gains in fixed income and equities trading, and the elimination in 1999 of trading losses in the emerging markets, high-yield and mortgage-backed securities areas.

    Principal transactions-net, investment revenues decreased $18.7 million or 14.8% to $107.3 million primarily as a result of a decrease in realized gains on other private equity investments sold, offset by gains on our venture capital investments of $68.8 million.

    Total costs and expenses for 1999 increased $1.3 billion or 39.4% to $4.6 billion primarily due to growth in the correspondent and online brokerage businesses as well as our international expansion in Europe and Hong Kong.

    Compensation and benefits increased $873.7 million or 39.2% to $3.1 billion. Incentive and production-related compensation increased by 45.6% in 1999. Base compensation, including benefits and payroll taxes, increased by 24.5% primarily due to our significant international expansion. Full-time worldwide personnel increased by 1,741 employees or 20.6% to 10,206 at the end of 1999. Non-U.S. personnel increased 30.8% to 1,700 employees at the end of 1999.

    Communications and technology expenses increased by $130.6 million to $445.2 million due to expansion of our international operations, implementation and development of new systems, consulting fees related to the year 2000 project and overhaul of the online customer trading and information system for our correspondent brokerage network. Brokerage, clearing, exchange fees and other expenses increased $55.2 million to $313.8 million due to increased trading volume and transaction fee payments. Occupancy and related costs increased $35.1 million to $178.9 million, primarily as a result of new office space needed to accommodate our domestic growth and international expansion. Professional fees increased $47.5 million to $158.7 million. All other operating expenses increased $109.9 million to $400.6 million. This included travel and entertainment, advertising, and printing and stationery expenses which increased $65.4 million primarily due to an overall increase in the level of business activity, and advertising expense of approximately $38.0 million by CSFBdirect for the development and implementation of a new advertising campaign.

    Equity Division pre-tax income increased $34.8 million or 74.8% to $81.3 million, due to increases in commissions, underwritings, fees and trading gains. Investment Banking Division pre-tax income increased $54.7 million or 13.2% to $467.9 million as a result of increased underwritings and fees related to mergers and acquisitions activity. Fixed Income Division pre-tax income increased $138.8 million or 102.1% to $274.7 million as a result of increased trading gains offset by decreased underwriting revenues in the high-yield securities and real estate finance areas. Financial Services Division pre-tax income increased $106.9 million or 54.9% to $301.7 million as a result of increased commissions and fees related to its correspondent and online brokerage businesses, offset by increased advertising and technology costs.

    Our income tax provision for 1999 and 1998 was $352.8 million and $229.7 million, a 37.0% and 38.3% effective tax rate, respectively.

    Net income for 1999 increased $229.9 million or 62.0% to $600.7 million.

LIQUIDITY AND CAPITAL RESOURCES

    Our assets are highly liquid with the majority consisting of securities inventories and collateralized receivables, each of which fluctuate depending on the levels of proprietary trading and customer business. Such collateralized receivables consist primarily of resale agreements and securities borrowed, both of which are secured by U.S. government and agency securities, and marketable corporate debt and equity securities. In addition, we have significant receivables from customers, brokers and dealers that turn over frequently. To meet client needs as a securities dealer, we may carry significant levels of trading inventories. Because of changes relating to customer needs, economic and market conditions and proprietary trading strategies, our total assets or the individual components of total assets vary significantly from period to period. At December 31, 2000 and 1999, our total assets were $213.3 billion and $109.0 billion, respectively. The increase in total assets was primarily a result of the transfer of CSFB Corp. to us. Total assets prior to the transfer were approximately $143.4 billion.

    The majority of our assets are financed through daily operations by repurchase agreements, financial instruments sold not yet purchased, securities loaned, bank loans, commercial paper and payables to brokers and dealers. Short-term funding is generally obtained at rates related to federal funds, LIBOR and money market rates. Depending upon prevailing market conditions, other borrowing costs are negotiated. We monitor overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowings.

    We maintain a $2.8 billion revolving credit facility with various banks, of which $2.4 billion may be unsecured. There were no borrowings outstanding under this agreement at December 31, 2000.

    Certain of our businesses are capital intensive. In addition to normal operating requirements, capital is required to cover financing and regulatory charges on securities inventories, private equity investments and investments in fixed assets. Our overall capital needs are continually reviewed to ensure that our capital base can appropriately support the anticipated needs of our business divisions as well as the regulatory capital requirements of our subsidiaries. Based upon these analyses, we believe that our debt and equity base is adequate for current operating levels.

    In November 2000, in connection with the Acquisition, we loaned $3.1 billion to our parent, CSFBI. The loan matures on November 1, 2001 and bears interest at a market rate based on LIBOR.

    In October 2000, in anticipation of the transfer of CSFB Corp. to us, we retired $225.0 million of 9.58% Subordinated Exchange Notes due 2003 for a total consideration of $245.4 million, which includes accrued interest and a premium.

    In April 2000, we established a Euro Medium-Term Note program that enables us to issue up to $1.0 billion of notes. During 2000, we issued $890.5 million medium-term notes with various maturity dates though 2005 under this program.

    In February 2000, we filed a shelf registration statement with the SEC that enables us to issue up to $3.1 billion of senior debt, subordinated debt securities, preferred stock and warrants to purchase debt securities, preferred stock or other equity securities. In 2000, we issued $869.0 million medium-term notes with various maturity dates through 2007 and $500.0 million of 8% senior notes with various maturity dates through 2005 under the shelf registration statement.

    During 2000, $340.0 million of medium-term notes with various maturity dates through 2005 were issued under a $2.0 billion shelf registration statement established in 1999.

    In addition, commercial paper outstanding under our $2.0 billion commercial paper program was $1.2 billion at December 31, 2000 and 1999.

    Subsequent to the Acquisition, our credit ratings of our long-term debt and commercial paper were upgraded. At December 31, 2000 such ratings were as follows:

	Long-Term Debt	Commercial Paper
Fitch	A+	F-1
Moody's	A1	P-1
Standard & Poor's	AA-	A-1+

    As registered broker-dealers and member firms of various self-regulatory organizations, each of our broker-dealer subsidiaries, which include DLJSC and CSFB Corp., is subject to the uniform net capital rule, Rule 15c3-1 of the Securities Exchange Act of 1934. This rule specifies the minimum level of net capital a broker-dealer must maintain and also requires that part of its assets be kept in relatively liquid form. DLJSC and CSFB Corp. are also subject to the net capital requirements of the Commodity Futures Trading commission and various commodity exchanges. At December 31, 2000, DLJSC and CSFB Corp. had aggregate regulatory net capital, after adjustments required by Rule 15c3-1 of approximately $1.6 billion and $1.2 billion, respectively, which exceeded minimum net capital requirements by $1.4 billion and $1.2 billion, respectively. DLJSC exceeded the net capital required by its most restrictive debt covenants by $892.9 million. We refer you to Note 11 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

    The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, dictate the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

    Compliance with net capital requirements of these and other regulators could limit those operations of our subsidiaries that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict our ability to withdraw capital from our regulated subsidiaries, which in turn could limit our ability to pay our debt obligations.

    At December 31, 2000, our broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

Cash Flows

    Our consolidated statements of cash flows classify cash flow into three broad categories: cash flows from operating activities, investing activities and financing activities. Our net cash flows are principally associated with operating and financing activities, which support our trading, customer and banking activities.

    The transfer of CSFB Corp. to us had a significant effect on our statement of financial condition. Although the net assets transferred were approximately $2.5 billion, incremental assets transferred to us amounted to approximately $143.4 billion. As a result, inclusion of results of CSFB Corp. from November 3, 2000 through December 31, 2000 had a significant effect on our financial statements, increasing virtually all revenue, expense and statement of financial condition line items.

Years Ended December 31, 2000, 1999 and 1998

    At December 31, 2000, 1999 and 1998, cash and cash equivalents totaled $2.7 billion, $2.0 billion and $1.0 billion, respectively, an increase of $0.7 billion, $1.0 billion and $0.8 billion, respectively.

    Cash used in operating activities totaled $28.0 billion, $11.9 billion and $2.4 billion in 2000, 1999 and 1998, respectively. In 2000, there were increases in assets including securities borrowed of

$47.0 billion, financial instruments owned of $30.6 billion and receivables from brokers, dealers and others of $4.0 billion. These increases were partially offset by increases in securities loaned of $24.1 billion, financial instruments sold not yet purchased of $19.7 billion, and payables to brokers, dealers and other of $9.4 billion. In 1999, there were increases in assets including financial instruments owned of $14.8 billion, securities borrowed of $6.4 billion and receivables from customers of $2.9 billion. These increases were partially offset by increases in liabilities including payables to customers of $1.6 billion, securities loaned of $4.2 billion and financial instruments sold not yet purchased of $4.0 billion. In 1998, there were increases in assets including securities borrowed of $3.4 billion, receivables from customers of $1.7 billion, and a decrease in financial instruments sold not yet purchased of $1.5 billion. An increase in payables to customers of $1.8 billion and a decrease in financial instruments owned of $3.3 billion offset these changes.

    In 2000, 1999 and 1998, net cash used in investing activities was $1.0 billion, $1.0 billion and $0.3 billion, respectively. In November 2000, in connection with the Acquisition, we loaned $3.1 billion to our parent, CSFBI. In addition, the transfer of CSFB Corp. to us increased our equity by $2.5 billion. In 1999 and 1998, cash used in investing activities consisted primarily of purchases to expand our domestic and international operations and net purchases of long-term corporate development private equity investments.

    In 2000, 1999 and 1998, net cash provided by financing activities totaled $29.8 billion, $14.2 billion and $3.5 billion, respectively, of which $23.5 billion, $12.1 billion and $1.7 billion was provided by short-term financings (principally repurchase agreements), respectively. In 2000, we issued $1.6 billion of medium-term notes and $0.5 billion of senior notes. In addition, $4.2 billion of subordinated loan agreements was added with the transfer of CSFB Corp. to us. During 1999, we received net proceeds from the issuance of CSFBdirect Common Stock of $346.6 million. Additionally, issuing senior notes provided $649.6 million, and $1.2 billion was provided by issuing medium-term notes. In 1998, cash of $325.0 million was used to repay the subordinated revolving credit agreement while $893.6 million was provided by issuing senior notes, $349.3 million was provided by issuing medium-term notes, $450.0 million was provided by issuing senior secured floating rate notes, $300.0 million was provided from the sale of our common stock to our then parent companies, AXA Financial Inc. and AXA, S.A., and $175.0 million was provided by issuing Series B Fixed/Adjustable Rate Cumulative Preferred Stock.

    We believe our cash, cash equivalents and cash generated from operations and financing activities will be sufficient to meet our expected cash needs for working capital and capital expenditure through at least the end of 2001.

DERIVATIVE FINANCIAL INSTRUMENTS

    We enter into various transactions involving derivatives. In general, derivatives are contractual agreements that derive their values from the performance of underlying assets, interest or currency exchange rates, or a variety of indices. We enter into derivatives transactions primarily for trading purposes, or to provide products for our clients. These transactions involve options, forwards, futures and swaps. We also enter into interest rate swaps to modify the characteristics of periodic interest payments associated with some of our long-term debt obligations.

Options

    The majority of our options are written options. We write option contracts specifically designed to meet customers' needs. Most of the options do not expose us to credit risk, except for options entered into on a proprietary bases for hedging purposes, since we, not our counterparty, are obligated to perform. At the beginning of the contract period, we receive a cash premium. During the contract period, we bear the risk of unfavorable changes in the value of the financial instruments underlying the options ("market risk"). To cover this market risk, we purchase or sell cash or derivative financial instruments on a proprietary basis. Such purchases and sales may include debt and equity securities, forward and futures contracts and options. The counterparties to these purchases and sales are reviewed to determine whether they are creditworthy. Future cash requirements for options written equal the fair value of the options.

    We also purchase options for trading purposes. With purchased options, we get the right, for a fee, to buy or sell the underlying instrument at a fixed price on or before a specified date. The underlying instruments for these options include mortgage-backed securities, equities, interest rate instruments and foreign currencies. All options are reported at fair value.

Forwards and Futures

    We enter into forward purchases and sales contracts for mortgage-backed securities and foreign currencies. In addition, we enter into futures contracts on equity-based indices, foreign currencies and other financial instruments as well as options on futures contracts. Forward and futures contracts are treated as off-balance sheet items. Market risk is the price movement on the notional value of the contracts.

    For forward contracts, cash is generally not required at inception; cash equal to the contract value is required at settlement. For futures contracts, the original margin is required in cash at inception; cash equal to the change in market value is required daily.

    Since forward contracts are subject to the financial reliability of the counterparty, we are exposed to credit risk. To monitor this credit risk, we limit transactions with specific counterparties, review credit limits and adhere to internally established credit extension policies. For futures contracts and options on futures contracts, the change in the market value is settled with the exchanges in cash each day. As a result, the credit risk with the futures exchanges is limited to the net positive change in the market value for a single day.

Swaps

    Our swap agreements consist primarily of equity and interest rate swaps. Equity swaps are contractual agreements to receive the appreciation or depreciation in value based on a specific strike price on an equity instrument, in exchange for paying another rate, which is usually based on index or interest rate movements. Interest rate swaps are contractual agreements to exchange interest rate payments based on agreed notional amounts and maturity. Swaps are reported at fair value.

Quantitative Disclosures for Trading Derivatives

    The notional or contract amounts indicate the extent of our involvement in the derivatives instruments noted above. They do not measure our exposure to market or credit risk and do not represent the future cash requirements of such contracts. The notional (contract) amounts for derivatives outstanding at December 31, 2000 and 1999 were as follows:

	2000	1999
	(In billions)
Options written	$39.2	$15.1
Options purchased	$35.7	$7.4
Forward contracts purchased	$83.0	$35.6
Forward contracts sold	$83.4	$41.1
Futures contracts purchased	$6.1	$2.9
Futures contracts sold	$65.7	$4.3
Swaps	$46.2	$24.5

    The increase in the balances related to forward contracts, futures contracts sold and swap activity is attributable to the inclusion of CSFB Corp. at December 31, 2000.

    The fair values of derivatives outstanding at December 31, 2000 and 1999 were as follows:

	2000		1999
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Options	$1,143.0	$2,122.7	$519.9	$1,002.6
Forward contracts	$727.4	$719.2	$327.1	$247.3
Futures contracts	$180.0	$15.5	$3.5	$9.8
Swaps	$943.7	$868.1	$256.9	$240.2

    The average fair values of derivatives for 2000 and 1999 were as follows:

	2000		1999
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Options	$1,042.8	$1,595.9	$169.5	$444.8
Forward contracts	$931.4	$911.2	$329.0	$312.6
Futures contracts	$139.7	$57.5	$10.3	$7.4
Swaps	$435.4	$428.0	$253.3	$94.3

    The majority of our derivatives are short-term in duration. At December 31, 2000, the total notional value of derivatives was $359.3 billion, of which $274.5 billion expire in less than one year.

Non-trading Derivatives

    We also enter into interest rate swaps to modify the characteristics of periodic interest payments associated with some of our long-term debt obligations. At December 31, 2000 and 1999, the notional amount of these interest rate swaps was $4.2 billion and $3.3 billion, respectively.

PRIVATE EQUITY AND BRIDGE LENDING ACTIVITIES

    Our private equity activities include direct investments and investments in various partnerships, for which our subsidiaries act as general partner. These instruments are primarily in unlisted or illiquid equity or equity-related securities. At December 31, 2000, we had investments of $0.8 billion and had commitments to invest up to an additional $1.6 billion. At December 31, 2000, we had bridge loans of $1.7 million outstanding in connection with our private equity and financial advisory businesses.

HIGH-YIELD DEBT, MORTGAGE WHOLE LOANS AND OTHER NON-INVESTMENT-GRADE DEBT

    We underwrite, trade, sell and hold high-yield debt, mortgage whole loans, senior bank and foreign sovereign debt and other non-investment-grade debt. Due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions, these securities generally involve greater risk than investment-grade securities.

    We record high-yield debt at market value, mortgage whole loans and senior bank debt at lower of cost or market value and foreign sovereign and other non-investment-grade debt at market value or fair value. At December 31, 2000, we had long positions of high-yield debt, mortgage whole loans, senior bank and foreign sovereign debt, and other non-investment-grade debt of approximately $1.1 billion, $6.9 billion, $929.4 million and $990.5 million, respectively, and short positions of approximately $536.8 million, $1.0 million, $0.8 million and $238.1 million, respectively. At December 31, 1999, we had long positions of high-yield debt, mortgage whole loans, senior bank and foreign sovereign debt, and other non-investment-grade debt of approximately $840.5 million, $1.8 billion, $1.8 billion and $921.8 million, respectively, and short positions of approximately $421.8 million, $37.0 million, $22,000 and $2.6 million, respectively. Timing of the securitization of our mortgage whole loan inventory will impact the size of our positions at any given time.

ACCOUNTING DEVELOPMENTS

    In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral. In addition, specific implementation guidelines have been established to further distinguish transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000. We adopted the provisions of this statement as of December 31, 2000. We believe that the adoption of this statement will not have a significant impact on our earnings, liquidity or capital resources. The actual assessment of the impact on our results of operations and financial condition will be based on transactions occurring after March 31, 2001. We refer you to Note 8 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133—an amendment of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. These statements require that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. We adopted the provisions of these statements on January 1, 2001, the first day of our 2001 fiscal year. We expect that the adoption of these statements will increase the volatility of reported results and other comprehensive income. In general, the amount of volatility will vary with the level of derivative activities and market conditions during any period. We do not, however, expect a material impact on our results of operations or financial condition as a result of adopting these statements. We refer you to Note 12 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

SELECTED COMBINED FINANCIAL INFORMATION(1)

CSFBdirect

	Years Ended December 31,
	2000	1999	1998	1997	1996
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Commissions	$193,490	$142,805	$78,717	$50,948	$54,166
Underwritings	6,821	8,987	—	—	—
Fees	84,169	47,811	25,484	12,109	6,426
Interest(2)	72,316	38,468	13,723	4,160	2,569

Total net revenues	356,796	238,071	117,924	67,217	63,161

Costs and expenses:
Compensation and benefits	124,119	60,991	28,260	17,174	11,202
Brokerage, clearing, exchange and other fees	53,329	39,206	28,423	20,909	15,422
Advertising	60,251	62,913	23,560	13,137	9,093
Occupancy and related costs	15,554	3,988	1,623	3,352	1,923
Communications and technology	44,173	25,169	14,925	7,926	6,673
Merger-related costs	6,587	—	—	—	—
Other operating expenses	53,535	27,764	18,665	10,844	5,567

Total costs and expenses	357,548	220,031	115,456	73,342	49,880

Income (loss) before income tax provision (benefit) and equity in net loss of joint ventures	(752)	18,040	2,468	(6,125)	13,281

Income tax provision (benefit)	183	7,893	1,008	(2,502)	5,425
Equity in net loss of joint ventures	(6,995)	(3,215)	—	—	—

Net income (loss)	$(7,930)	$6,932	$1,460	$(3,623)	$7,856

Earnings (loss) per share(3):
Basic	$(0.08)	$0.07	$0.01	$(0.04)	$0.08
Diluted	$(0.08)	$0.07	$0.01	$(0.04)	$0.08

Weighted average notional and outstanding shares:
Basic	102,650	102,650	102,650	102,650	102,650
Diluted	102,650	102,660	102,650	102,650	102,650

Earnings (loss) attributable to:
CSFB (USA) Retained Interest	$(6,511)	$7,835	$1,460	$(3,623)	$7,856
CSFBdirect Common Stock	$(1,419)	$(903)	—	—	—

CSFBdirect Common Stock (loss) per share(3):
Basic	$(0.08)	$(0.05)
Diluted	$(0.08)	$(0.05)

CSFBdirect Common Stock weighted average common shares(3):
Basic	18,400	18,400
Diluted	18,400	18,400

	As of December 31,
	2000	1999
	(In thousands)
Statement of Financial Condition Data:
Cash and cash equivalents	$141,560	$237,020
Total assets	276,538	278,442
Long-term liabilities	—	—
Total allocated equity	223,290	231,792
	As of and for the Years Ended December 31,
	2000	1999	1998	1997	1996
	(Dollars in thousands)(Unaudited)
Other Data:
Total trades	7,679,000	5,667,000	2,875,000	1,535,000	929,000
Average trades per day	30,400	22,700	11,400	6,100	3,700
Total customer assets	$20,100,000	$20,400,000	$8,900,000	$4,600,000	$2,500,000
Total accounts	1,000,000	766,000	529,000	390,000	280,000
Total active accounts(4)	466,000	333,000	210,000	144,000	113,000
Total employees	1,692	865	374	283	174
Total technology employees	636	215	119	82	34
Other Data—Unconsolidated Joint Ventures(5):
Total trades	1,607,000	147,000
Average trades per day(6)	6,400	1,100
Total customer assets	$2,700,000	$1,300,000
Total accounts	84,000	29,000
Total active accounts(4)	54,000	14,000
Total employees	179	46
Total technology employees	20	4

(1)
CSFBdirect (formerly DLJdirect) represents a combination of the assets and liabilities of our online discount brokerage and related investment services business, rather than a separately incorporated entity. All prior references to DLJdirect have been changed to CSFBdirect. On May 28, 1999, we issued in an initial public offering 18.4 million shares of our non-voting common stock, CSFBdirect Common Stock. CSFBdirect Common Stock tracks the separate performance of CSFBdirect. The shares of our voting common stock, CSFB (USA) Common Stock, reflect the performance of our primary business, i.e., Equity, Investment Banking, Fixed Income and Financial Services Divisions, plus a retained interest in CSFBdirect. All of our businesses other than those included in CSFBdirect plus our retained interest in CSFBdirect are referred to as CSFB (USA). Earnings applicable to CSFB (USA) Common Stock include a 100% interest in CSFBdirect for periods prior to May 28, 1999 and 82.1% for all subsequent periods. The 18.4 million shares of CSFBdirect Common Stock represent the 17.9% owned by the public.

  On March 26, 2001, we announced our intention to acquire for $4.00 per share the 18,400,000 shares of CSFBdirect Common Stock owned by the public. We refer you to "Recent Developments" included in Part I, Item 1 of this Annual Report on Form 10-K.

(2)
Interest is net of interest expense of $1.6 million and $1.1 million for the years ended December 31, 2000 and 1999, respectively.

(3)
Earnings (loss) per share amounts have been calculated by dividing net income (loss) by the weighted average notional and outstanding shares of CSFBdirect Common Stock. Earnings per share amounts for the years prior to the year ended December 31, 2000 were calculated based on pro forma amounts as if the CSFBdirect Common Stock was issued for all periods presented. The notional shares represent CSFB (USA)'s 82.1% retained interest in CSFBdirect. Prior to the offering, CSFB (USA) had a 100% interest in the earnings of CSFBdirect. These pro forma amounts are presented for comparative purposes only.

  CSFBdirect Common Stock earnings per common share amounts have been calculated by dividing earnings applicable to common shares by the weighted average actual common shares outstanding for the period the CSFBdirect Common Stock was outstanding (May 28, 1999 to December 31, 2000). CSFBdirect Common Stock earnings per share for periods prior to May 28, 1999 are not presented as such amounts are not meaningful.

(4)
Active accounts consist of those accounts at the end of the related period with at least one trade in the last 12 months or with a balance at period end.

(5)
Represents 100% of the activities of DLJdirect SFG Securities Inc., CSFBdirect-eUnion, and Hutchison CSFBdirect Holdings Limited, CSFBdirect's unconsolidated joint ventures in Japan, the Middle East and Hong Kong, respectively, which began trading in June 1999, April 2000, and subsequent to December 31, 2000, respectively. Other Data—Unconsolidated Joint Ventures regarding the joint ventures, with the exception of employee data, does not include the data of CSFBdirect-eUnion, which is included in Other Data.

(6)
Average trades per day are based upon actual trade days from commencement of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CSFBdirect

    CSFBdirect (formerly DLJdirect) represents a combination of the assets and liabilities of our online discount brokerage and related investment services business, rather than a separately incorporated entity. All prior references to DLJdirect have been changed to CSFBdirect. On May 28, 1999, we issued in an initial public offering 18.4 million shares of our non-voting common stock, CSFBdirect Common Stock. CSFBdirect Common Stock tracks the separate performance of CSFBdirect. The shares of our voting common stock, CSFB (USA) Common Stock, reflect the performance of our primary businesses, i.e., Equity, Investment Banking, Fixed Income and Financial Services Divisions, plus our retained interest in CSFBdirect. All of our businesses other than those included in CSFBdirect plus our retained interest in CSFBdirect are referred to as CSFB (USA). Earnings applicable to CSFB (USA) Common Stock include a 100% interest in CSFBdirect for periods prior to May 28, 1999 and 82.1% for all subsequent periods. The 18.4 million shares of CSFBdirect Common Stock represent the 17.9% owned by the public.

    The following analysis of the results of operations and financial condition of CSFBdirect should be read in conjunction with the combined financial statements and the related notes thereto, and with our consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K.

BUSINESS ENVIRONMENT

    The online discount brokerage industry is experiencing substantial competition from established financial services firms as well as new entrants which are trying quickly to establish their presence in the market. As a result of intense competitive pressures, the industry has experienced a significant increase in brand development costs, a lowering of commission pricing and an increase in content development costs.

RECENT DEVELOPMENTS

    We became an indirect wholly-owned subsidiary of Credit Suisse Group as a result of the Acquisition on November 3, 2000. The Acquisition did not have an effect on the outstanding shares of CSFBdirect Common Stock.

    Effective January 15, 2001, we changed the name of DLJdirect to CSFBdirect. Costs incurred as a result of the name change are included in merger-related costs in the combined statements of operations.

    On March 14, 2001, we announced the closing of CSFBdirect's Parsippany, New Jersey call center and staff reductions of 150, or 10% of U.S. employees for CSFBdirect, as part of its cost-containment initiatives. CSFBdirect will take a one-time pre-tax charge of approximately $9 million in the first quarter of 2001, consisting of employee termination benefit payments and costs related to leases of property and equipment.

    On March 26, 2001, we announced our intention to acquire for $4.00 per share the 18,400,000 shares of CSFBdirect Common Stock owned by the public. We refer you to "Recent Developments" included in Part I, Item 1 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

    CSFBdirect's total net revenues increased $118.7 million or 49.9% to $356.8 million. This increase was due primarily to an increase in active accounts of 39.9% and in customer trading volume of 35.5%. Active accounts are those accounts with at least one trade during the year or with a balance at the end of the year.

    Commission revenues increased $50.7 million or 35.5% to $193.5 million. The increase was due primarily to significant increases in customer trading volume. Average trades per day increased 33.9% to 30,400 for the year ended December 31, 2000 from 22,700 (based upon annualized UK trades) in 1999. Commission revenues represented 54.2% and 60.0% of total revenues for 2000 and 1999, respectively.

    Underwriting revenues decreased $2.2 million or 24.4% to $6.8 million. This decrease was due primarily to the slowdown in underwriting activity as well as a decline in market activity. Underwriting revenues represented 1.9% and 3.8% of total net revenues for 2000 and 1999, respectively.

    Fee revenues increased $36.4 million or 76.2% to $84.2 million. Fees for technology development increased $26.8 million or 112.1% to $50.7 million, primarily due to increased demand for Internet-based technology applications. Payments for routing orders increased $3.2 million or 22.5% to $17.4 million, due primarily to significant increases in customer trading volume, offset in part by a decline in the amount of revenue per trade that CSFBdirect receives for routing orders. Revenue from money market fund distribution fees increased $5.0 million or 82.0% to $11.1 million due to an increase in customer money market fund balances of $687.9 million or 50.0% to $2.1 billion. Fee revenues represented 23.6% and 20.1% of total net revenues for 2000 and 1999, respectively.

    Interest, net of interest expense, increased $33.8 million or 87.8% to $72.3 million. This increase was due primarily to interest earned on the net proceeds allocated to CSFBdirect from the issuance of CSFBdirect Common Stock and to increases in margin debits, offset in part by decreases in free credits and short sale balances. Margin debits increased $288.5 million or 22.9% to $1.5 billion. Free credits decreased $64.5 million or 9.0% to $649.5 million and short sale balances decreased $41.6 million or 40.2% to $61.8 million. Interest, net of interest expense, represented 20.3% and 16.2% of total net revenues for 2000 and 1999, respectively.

    Total costs and expenses for 2000 increased $137.5 million or 62.5% to $357.5 million.

    Compensation and benefits increased $63.1 million or 103.4% to $124.1 million. This increase was due primarily to growth in the number of employees from 865 to 1,692. These additional employees were added primarily in CSFBdirect's investor services area to accommodate increased customer activity and in CSFBdirect's technology group both in the United States and in India to develop new products.

    Brokerage, clearing, exchange and other fees increased $14.1 million or 36.0% to $53.3 million primarily due to significant increases in customer trading volume, offset in part by lower clearing fees per trade resulting from reduced clearing rates.

    Advertising costs decreased $2.6 million or 4.1% to $60.3 million due primarily to the decision to reduce advertising expenditures in the second half of 2000 as the utility of those expenditures decreased as market activity and account openings decreased significantly.

    Occupancy and related costs increased $11.6 million or 290.0% to $15.6 million due primarily to the opening of two investor services facilities, one in Charlotte, North Carolina and the other in Sandy City, Utah, new technology centers in East Brunswick, New Jersey and Chennai, India, and the relocation of CSFBdirect's headquarters.

    Communications and technology costs increased $19.0 million or 75.4% to $44.2 million due primarily to improvements in and expansion of technology infrastructure and increases in facilities and staff.

    Rebranding costs of $6.6 million were incurred because of the name change to CSFBdirect as a result of the Acquisition.

    Other operating expenses increased $25.7 million or 92.4% to $53.5 million. Professional fees increased $11.4 million or 122.6% to $20.7 million primarily due to continuing staffing expansion in all areas and the development of international operations. Miscellaneous expenses increased $11.9 million or 135.2% to $20.7 million, consisting primarily of accruals for bad debt expense, travel and entertainment, information services, customer service related expenses, employee registration fees and expenses for new account credit checks.

    Income before income tax provision (benefit) and equity in net loss of joint ventures decreased $18.8 million to a loss of $752,000 for 2000. The provision for income taxes for 2000 and 1999 was $183,000 and $7.9 million, representing a (24.3%) and 43.8% effective tax rate, respectively.

    CSFBdirect has a 50% interest in foreign-based joint ventures in Japan, Hong Kong and the Middle East. For 2000 and 1999, CSFBdirect's share of the equity in the net loss of these joint ventures was $7.0 million and $3.2 million, respectively.

    CSFBdirect reported a net loss of $7.9 million for 2000 as compared with net income of $6.9 million for 1999. In 2000, net loss applicable to the shareholders of CSFBdirect Common Stock was $1.4 million or $0.08 per share.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

    CSFBdirect's total net revenue increased $120.2 million or 102.0% to $238.1 million. This increase was largely due to an increase in active accounts of 58.6% and in customer trading volume of 97.1%.

    Commission revenue increased $64.1 million or 81.4% to $142.8 million. This increase was due primarily to significant increases in customer trading volume. Average trades per day increased 99.1% to 22,700 (based upon annualized UK trades) for the year ended December 31, 1999 from 11,400 in 1998. Commission revenues represented 60.0% and 66.8% of total net revenues for 1999 and 1998, respectively.

    Underwriting revenues earned in connection with public offerings for 1999 were $9.0 million compared with a negligible amount in 1998. Underwriting revenues represented 3.8% of total net revenues for 1999.

    Fee revenues increased $22.3 million or 87.5% to $47.8 million. Fees for technology development increased $10.5 million or 78.4% to $23.9 million primarily due to increased demand for Internet-based technology applications. Payments for routing orders increased $5.3 million or 59.6% to $14.2 million due primarily to significant increases in customer trading volume, offset in part by a decline in the amount of revenue per trade that CSFBdirect receives for routing orders. Revenue from money market fund distribution fees increased $2.9 million or 90.6% to $6.1 million due to an increase in customer money market fund balances of $610.3 million or 79.6% to $1.4 billion. Fee revenues represented 20.1% and 21.6% of total net revenues for 1999 and 1998, respectively.

    Interest, net of interest expense, increased $24.8 million or 181.0% to $38.5 million. This increase was due primarily to interest earned on the net proceeds allocated to CSFBdirect from the issuance of CSFBdirect Common Stock and to increases in margin debits, free credits and short sale balances. Margin debits increased $790.2 million or 168.2% to $1.3 billion. Free credits increased $317.3 million or 80.0% to $714.1 million and short sale balances increased $65.9 million or 175.7% to $103.4 million.

Interest, net of interest expense, represented 16.2% and 11.6% of total net revenues for 1999 and 1998, respectively.

    Total costs and expenses for 1999 increased $104.6 million or 90.6% to $220.0 million.

    Compensation and benefits increased $32.7 million or 115.5% to $61.0 million due primarily to growth in the number of employees from 374 to 865. These additional employees were added primarily in CSFBdirect's investor services area to accommodate increased customer activity and in CSFBdirect's technology group to develop new products, including MarketSpeed™, CSFBdirect's proprietary software which permits its customers to access CSFBdirect's online services faster than other major internet brokers.

    Brokerage, clearing, exchange and other fees increased $10.8 million or 38.0% to $39.2 million primarily due to significant increases in customer trading volume, offset in part by lower clearing fees per trade resulting from reduced clearing rates.

    Advertising costs increased $37.8 million or 150.6% to $62.9 million due primarily to the development and implementation of a new branding and advertising campaign.

    Occupancy and related costs increased $2.4 million or 150.0% to $4.0 million due primarily to the opening of an investor services facility in Charlotte, North Carolina and to the relocation of CSFBdirect's headquarters.

    Communications and technology costs increased $10.3 million or 69.1% to $25.2 million due primarily to improvements in and expansion of technology infrastructure and increases in facilities and staff.

    Other operating expenses increased $9.1 million or 48.7% to $27.8 million. Professional fees increased $6.9 million or 287.5% to $9.3 million primarily due to continuing staffing expansion in all areas and the development of international operations. Miscellaneous expenses decreased $1.7 million or 16.2% to $8.8 million.

    Income before income tax provision (benefit) and equity in net loss of joint ventures increased $15.5 million to $18.0 million for 1999 from $2.5 million for 1998. The provision for income taxes for 1999 and 1998 was $7.9 million and $1.0 million, representing a 43.8% and 40.9% effective tax rate, respectively.

    CSFBdirect has a 50% interest in a foreign-based joint venture with a Japanese bank. This joint venture began trading in June 1999. For 1999, CSFBdirect's share of the equity in the net loss of this joint venture was $3.2 million.

    Net income increased $5.4 million or 374.8% to $6.9 million for 1999 from $1.5 million for 1998.

    For the period the CSFBdirect Common Stock was outstanding (May 28, 1999 to December 31, 1999), net loss applicable to the shareholders of CSFBdirect Common Stock was $903,000 or $0.05 per share.

LIQUIDITY AND CAPITAL RESOURCES

    The principal sources of liquidity for CSFBdirect's operations are allocated capital and leases of fixed assets through an affiliate. The value of equipment acquired through leases of fixed assets through an affiliate totaled $110.7 million for the year ended December 31, 2000 and $44.2 million for the year ended December 31, 1999. These fixed assets were comprised primarily of computers and related systems, furniture and leasehold improvements. CSFBdirect generally leases its fixed assets and therefore does not incur significant capital expenditures.

    Although CSFBdirect maintains substantial money market accounts, bank accounts and investment accounts consistent with regulatory requirements, CSFBdirect continues to be substantially dependent on us for almost all of its daily financial, administrative and operational services and related support functions including cash management, the receipt of payments from third parties and the distribution of payments to third parties. CSFBdirect continues to invest its excess cash. At December 31, 2000, CSFBdirect had approximately $188.7 million invested in money market accounts and short-term investments. We intend to fund CSFBdirect's liquidity needs in the ordinary course of business. However, significant expenditures will be funded on a case-by-case basis as determined by our Board of Directors. Our Board of Directors will determine, in its sole discretion, whether to provide any particular funds to either CSFB (USA) or CSFBdirect and will not be obligated to do so. In this connection, intercompany receivables/payables are settled periodically through cash transfers to and from CSFBdirect's accounts. There are no specific criteria to determine when we will account for a cash transfer as a long-term loan, a capital contribution or a return of capital rather than an inter-group revolving credit advance. Our Board of Directors will make such a determination in the exercise of its business judgment at the time of such transfer, or the first of such type of transfer, based upon all relevant circumstances.

    Applicable law and regulations require minimum levels of capital to be maintained by CSFBdirect Inc., the broker-dealer subsidiary of CSFBdirect Holdings Inc. Consequently, the cash balances of CSFBdirect Inc. may not be available as a source of liquidity to support other aspects of the business of CSFBdirect. The net capital rules of the SEC are the primary regulatory restrictions. CSFBdirect continually reviews the capital in its broker-dealer subsidiary to ensure that it meets these regulatory requirements and can appropriately support the anticipated capital needs of the business. CSFBdirect's right to participate in the assets of any subsidiary is also subject to prior claims of the subsidiary's customers and other creditors.

    Cash used in operating activities totaled $7.4 million in 2000, and cash provided by operations was $28.8 million and $2.0 million in 1999 and 1998, respectively. The changes were primarily due to increases in transaction volume related to growth in the online brokerage operations. In 2000, there were increased assets, including increases in receivables from brokers, dealers and other, net of $9.4 million and other assets of $4.7 million. This increase was offset by an increase in payables to parent and affiliates, net of $12.5 million and a decrease in accounts payable and accrued expenses of $7.4 million. In 1999, there were increased assets including receivables from brokers, dealers and other of $17.1 million. These increases were offset by increases in payables to parent and affiliates, net of $9.4 million and accounts payable and accrued expenses of $31.5 million. In 1998, receivables from brokers, dealers and others increased $1.2 million. This increase in assets was offset by increases in operating liabilities including payables to parent and affiliates, net of $2.2 million.

    Cash used in investing activities totaled $88.1 million and $20.3 million in 2000 and 1999, respectively, and cash provided by investing activities was $1.2 million in 1998. For the year ended December 31, 2000, CSFBdirect invested $39.3 million in short-term investments and invested and advanced $42.9 million in connection with acquisitions of 50% interests in several foreign joint ventures. In 1999, CSFBdirect invested $7.8 million in short-term investments and $12.4 million in exchange for a 50% interest in a joint venture with a Japanese bank. Net proceeds from the sale of office facilities amounted to $1.2 million for the year ended December 31, 1998.

    Net cash provided by financing activities totaled $201.8 million and $14.5 million in 1999 and 1998, respectively. In 1999 and 1998, we contributed $1.0 million and $14.5 million, respectively, of capital to CSFBdirect. In 1999, CSFBdirect received net proceeds of $233.9 million from our issuance of CSFBdirect Common Stock. Prior to the offering, CSFBdirect paid $33.1 million as a dividend to an affiliate. We believe that the net proceeds, together with CSFBdirect's current cash, cash equivalents and cash generated from operations will be sufficient to meet its expected cash needs for working capital and capital expenditures through at least the end of 2001.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    CSFBdirect's primary financial instruments are cash and cash equivalents. This includes cash in banks and highly rated liquid money market investments. CSFBdirect believes that such instruments are not subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

GENERAL

    The general risk management policy of Credit Suisse First Boston for the CSFB business unit serves as the basis for our and CSFB's risk management. We are part of the Credit Suisse First Boston business unit, which we call CSFB, and our risks are managed as part of the global CSFB business unit. The CSFB risk management process is designed to ensure that there are sufficient independent controls to measure, monitor and control risks in accordance with CSFB's control strategy and in consideration of industry best practices. The primary responsibility for risk management lies with CSFB's senior business line managers. They are held accountable for all risks associated with their businesses, including counterparty risk, market risk, liquidity risk, legal risk, operating risk and reputational risk.

    CSFB believes that it has effective procedures for measuring and managing the risks associated with its business activities. CSFB cannot completely accurately predict these risks and CSFB's risk management cannot fully protect against all types of risks. Unforeseen market developments or unexpected movements or disruption in one of more markets can result in losses due to such events as adverse changes in inventory values, a decrease in liquidity of trading positions, greater earnings volatility or increased credit risk exposure. Such losses could have a material adverse effect on our and CSFB's results of operations and financial condition.

    Risk management is an ongoing process. The process begins with the determination of CSFB's business objectives and strategies and proceeds with the identification, assessment, management and control of the risks associated with its activities and the reaffirmation or reconsideration of objectives and strategies.

RISK MANAGEMENT AT CSFB

Risk Management

    The Board of Directors of Credit Suisse First Boston is ultimately responsible for the determination of general risk policy and risk management organization and for approving the overall market risk limit as recommended by the Credit Policy Committee/Capital Allocation and Risk Management Committee, or CPC/CARMC. CPC/CARMC establishes the policies and procedures regarding risk and capital allocation within CSFB. CPC/CARMC is responsible for approving market risk management policies and procedures, risk concentration limits, risks outside these limits within its authority and stress test and scenario analysis definitions. CPC/CARMC is also responsible for recommending overall market risk limits and market risk limit changes (total limit) to the Board of Directors for review and approval.

    Strategic Risk Management, or SRM, is part of the independent risk oversight function of CSFB and is responsible for assessing the overall risk profile of CSFB on a global basis and recommending corrective action where appropriate. SRM acts as the "risk conscience" of CSFB with respect to all risks that could have a material economic effect.

    Risk Measurement and Management, or RMM, is responsible for the measurement and reporting of all credit risk and market risk data for CSFB. RMM consolidates exposures arising from all trading portfolios and geographic centers on a daily basis. CSFB uses two main methodologies to measure and manage the market risks that it may undertake: the "value-at-risk", or VAR, method and scenario analysis. In addition, RMM uses various models to measure "gap" risk and economic capital for certain complex activities and to estimate the effect of more severe market movements.

    Credit Risk Management, or CRM, is responsible for approving all credit risk assumed by CSFB. This includes loans and loan-related credit risk, counterparty credit risk and country risk. In addition, CRM has oversight responsibility for concentrated positions in trading inventory. Unusual risks and specific policies and procedures are reviewed and approved by CPC/CARMC.

    CRM's responsibilities are carried out by senior officers within the CRM function who provide dedicated coverage to each of CSFB's major businesses. Each of these CRM units is organized along regional lines, and in some cases further organized along industry or other lines of specialty, for example, leveraged and project finance.

    Other business-specific risks are managed primarily through designated groups and committees within the different operating divisions. Before any new activity is undertaken, the New Business Committee is required to review the proposed business, its structure and infrastructure requirements and ensure that all risks are identified and addressed appropriately. This Committee is composed of the senior managers responsible for the Finance, Administration and Operations functions of CSFB.

    To supplement its control environment, CSFB has an oversight function with (a) selected Executive Board members who have overall responsibility for oversight in their respective regions, (b) regional oversight managers who assist the Executive Board members with this responsibility and (c) a country manager in each country to manage local oversight issues. Regional Oversight and Country Management serves as an additional line of control and concentrates on regulatory and reputational issues, supervising legal entities and supporting management in its efforts to improve the control environment.

    The Corporate Treasury Department of CSFB is responsible for managing CSFB's liquidity risk.

Market Risk

    Market risk can be described as the potential change in the value of a portfolio of financial instruments resulting from the movement of market rates and prices. A typical transaction or position may be exposed to a number of different market risks. Types of market risk include interest rate, foreign currency exchange rate, equity risk and commodity price risk. Interest rate risk can arise from changes such as changes in the level, slope and curvature of the yield curve; changes in the implied volatility of interest rate derivatives; changes in the rate of mortgage prepayments; and changes in credit spreads. Foreign currency exchange rate risk can arise from changes such as those in spot prices and the implied volatility of currency derivatives. Equity risk can arise from changes such as changes in the price of individual equity securities and equity indices, changes in the implied volatility of equity derivatives and dividend risk. We do not have material commodity price risk.

    CSFB devotes considerable resources in its effort to ensure that market risk is comprehensively captured, accurately modeled and effectively managed and reported. RMM consolidates exposures arising from all trading portfolios in all geographical centers and calculates and reports CSFB's global aggregate risk exposure on a daily basis. To achieve this, RMM uses a number of complementary risk measurement techniques. The two principal techniques are value-at-risk and scenario analysis. VAR is a statistical estimate of the potential loss arising from a portfolio using a predetermined confidence level and holding period and market movements determined from historical data. Scenario analysis estimates the potential loss from significant changes in market parameters that are modeled on past extreme events and hypothetical scenarios.

Value at Risk

    CSFB has used a VAR methodology to model market risk since 1995. The methodology is subject to continuous review in an effort to ensure that it remains relevant to the business being conducted, captures all significant risks, is consistent across risk types and meets or exceeds regulatory and industry standards. There is no uniform industry methodology for estimating VAR. The CSFB VAR methodology uses assumptions and estimates that CSFB believes are reasonable, but different assumptions or estimates could result in different estimates of VAR.

    CSFB's VAR is defined as the 99th percentile greatest loss that may be expected in a portfolio over a 10-day holding period. In general, a rolling two years of historical data are used to derive the market movements used for this calculation. These movements are recalculated on a quarterly basis and after periods of significant market turbulence. CSFB determines market risk exposures by taking current positions and calculating a series of profit and loss movements over a predetermined holding period of 10 days using two years of historical data. Risk is calculated as the 99th percentile of observed losses over the holding period. These parameters and procedures currently meet the quantitative and qualitative requirements prescribed by the Basel Committee on Banking Supervision, the Swiss Federal Banking Commission and other leading banking regulators.

    VAR as a risk measure quantifies the loss on a portfolio under normal market conditions and is not intended to measure risk associated with unusually severe market moves. The VAR methodology also assumes that past data can be used to predict future events. VAR calculated for a 10-day period does not fully capture the market risk of trading positions that cannot be liquidated or hedged within 10 days. During periods of pronounced market disruption outside the 99th percentile, other techniques such as scenario analysis become more important tools than VAR for monitoring risk exposures.

    The VAR data below shows the market risk exposures of our trading positions at December 31, 1999, November 2, 2000 (the last day before we were acquired by Credit Suisse Group), November 3, 2000 (the date we were acquired by Credit Suisse Group and CSFB Corp. became our subsidiary) and December 31, 2000. Due to the benefit of diversification, our VAR is less than the sum of the individual components.

	Pre-Acquisition		Post-Acquisition
	December 31, 1999(1)	November 2, 2000(1)	November 3, 2000	December 31, 2000
	(In millions)		(In millions)
Trading:
Interest rate risk	$60.1	$29.5	$102.7	$99.9
Equity risk	71.5	53.0	30.9	32.1
Foreign currency exchange risk	0.8	—	0.8	1.6
Total	128.3	62.4	105.3	102.7

(1)
The market risk exposures of our trading positions at December 31, 1999 and November 2, 2000 have been restated under the parameters used by CSFB's VAR model as set out above (10 day holding period, 99th percentile).

    The two histograms below show daily trading revenue for the year ended December 31, 2000 for substantially all of our trading activities. The first shows our daily trading revenues from January 1, 2000 to November 2, 2000 (the day before we were acquired by Credit Suisse Group). The second histogram shows our daily trading revenues from November 3, 2000 (the day we were acquired by Credit Suisse Group and CSFB Corp. became our subsidiary) to December 31, 2000.

Non-Trading Market Risk

    We have equity risk on our non-trading financial instruments portfolio, which is comprised of our private equity and merchant banking investments. We do not have material interest rate, foreign exchange or commodity price risks on our non-trading portfolio. We measure equity risk on our private equity and merchant banking investments using a sensitivity analysis that estimates the potential decline in the recorded value of the investments resulting from a 10% decline in the equity markets of G-21 countries and a 20% decline in the equity markets of non-G-21 countries. Different assumptions could produce materially different estimates of market risk. As of December 31, 2000, our non-trading market risk was approximately $97 million.

    DLJ included its private equity and merchant banking investments portfolio in its trading portfolio, and the related equity price risk was measured using VAR. Following the Acquisition, to conform to CSFB's risk management policies, our private equity and merchant banking investments portfolio market risk is managed as part of CSFB's non-trading portfolio or "banking book." We have measured market risk on DLJ's private equity and merchant banking investments portfolio as of December 31,

1999, using the sensitivity analysis described above, and the non-trading market risk was approximately $143 million.

    These non-trading market risk estimates measure the potential decline in the recorded value of the private equity and merchant banking investments. Actual losses would be mitigated by any unrealized gains not reflected in the recorded value of these investments.

Market Risk Limit

    Market risk limits are structured at three levels: an overall market risk VAR limit for CSFB as a whole; market risk limits by business division (e.g., Fixed Income Division); and market risk limits by business line within a business division (e.g., Foreign Exchange). Asset class VAR limits are used to control exposure within a particular risk type.

    Market risk is managed and controlled at three levels. Senior management is responsible for monitoring CSFB's market risk utilizations, exposures and risk-adjusted performance. Trading management is responsible for actively managing positions against approved risk limits. RMM is responsible for monitoring exposures against approved risk limits, obtaining appropriate sign-off for limit excesses and seeking to ensure that trading management bring exposures within the limits following limit excesses when appropriate.

    Additional market risk limits (including limits by region or risk type) are imposed by trading management in consultation with RMM. These limits are essentially internal risk flags, which are used to assist trading management to identify potential risk concentrations. RMM monitors and reports compliance with the official limit framework and also provides assistance in an effort to ensure compliance with lower level risk flags, as required. CSFB uses various other types of limits to highlight potential risk concentrations. These include, among others, country exposure limits, issuer limits and market value limits.

Scenario Analysis

    Scenario analysis examines the potential effects of changes in market conditions, corresponding to exceptional but plausible events, on the financial condition of CSFB. The results of the analysis are used to manage exposures on a firm-wide basis, as well as at the portfolio level. Scenario analysis involves the revaluation of CSFB's major portfolios to arrive at a measure of the profit or loss the firm may suffer under a particular scenario. Scenarios are applied to all major markets in which CSFB operates.

    Global scenarios are used to capture the risk of severe disruption to all major markets and are related to historic events such as the crisis in the 1987 equity markets, the 1990 U.S. real estate market and the 1994 bond markets and the 1998 credit crisis. Business level scenarios are used to capture portfolio-specific risks by employing scenarios based on non-parallel yield curve shifts, changes in correlations and other pricing assumptions and scenarios incorporating hedging assumptions through time. Reports are produced for senior management and traders for a range of scenarios on at least a monthly basis.

Credit Risk

    The counterparty risk portion of credit risk arises from the probability that a counterparty will not perform its contractual obligations to CSFB, resulting in a partial or total loss. To assess the probability of counterparty default, CSFB utilizes a counterparty rating scale which approximates that used by the major public rating agencies (with AAA as the best credit rating to D as the worst) and applies this credit rating measure against all of its counterparties. CSFB takes an active approach to rating counterparties and, as a result, from time to time internal ratings may deviate from those assigned by public rating agencies.

Credit Authority

    Credit authority is delegated by the Chief Credit Officer to specific senior personnel within CRM and is reviewed periodically. Credit risk approval authority is separated from line functions. CPC/CARMC is responsible for maintaining credit policies and processes, evaluating country, counterparty and transaction risk issues, applying senior level oversight for the credit review process and seeking to ensure global consistency and quality of the credit portfolio. CPC/CARMC regularly reviews credit limits measuring country, geographic region and product concentrations, as well as impaired assets and recommended loan loss provisions.

Credit Analysis Methodology

    All counterparties are assigned a credit rating as noted above. The intensity and depth of analysis is related to the amount, duration and level of risk being proposed together with the credit quality of the counterparty or issuer in question. Analysis is both quantitative and qualitative. Analysis is also forward looking, concentrating on economic trends and financial fundamentals. In addition, analysts make use of peer analysis, industry comparisons and other quantitative tools. Any final rating requires the consideration of qualitative factors relating to the company, its industry and management. The Credit Rating System, an internally developed quantitative model, is an integral component of CSFB's internal rating process and is also a key tool in ensuring the global consistency of ratings, particularly for counterparties that are not rated by external agencies.

    In addition, all counterparty ratings are subject to the rating of the country in which they are domiciled. Analysis of key sovereign and economic issues for all jurisdictions is undertaken and these are considered when assigning the rating and risk profile for individual counterparties.

Credit Exposure Management

    Counterparty credit exposures are monitored by Credit Exposure Management, or CEM, a function within CRM, on an on-going basis against approved credit limits to determine the continued quality and creditworthiness of the counterparty and the transaction. The frequency and depth of the reviews are dictated by the associated risks of the exposures. CEM manages exposures based on a mark-to-market and potential exposure basis and has implemented a regular reporting cycle with early warning indicators in an effort to ensure that large exposures and potential problems are highlighted as early as possible. CEM actively manages and minimizes exposures that exceed CSFB's credit risk profile.

Credit Provisioning

    For business line management and reporting purposes, CSFB measures expected loss for the loan portfolio and for derivatives exposures over a specified time horizon (depending on the product) based upon the default probabilities assigned by the credit ratings to the borrowers/counterparties. This statistical measure of expected loss is referred to as the annual credit provision, or ACP. The purpose of the ACP is to reflect more accurately the true earnings of the loan or derivatives business by matching income with expected credit losses. For financial reporting purposes, specific credit loss provisions are established on a case-by-case basis taking into account the respective counterparty and/or transaction risk.

Credit Risk Arising from Trading Positions and Derivative Transactions

    Credit risk associated with CSFB's trading and derivatives business is measured against counterparty limits on at least a daily basis. Credit risk is defined in terms of mark-to-market replacement value and potential exposure to maturity, which is based on volatility of the underlying market factors such as interest and foreign exchange rates. VAR analysis is conducted to estimate the potential effect of market volatility on the size of CSFB's counterparty credit exposures.

    On a case-by-case basis, CSFB mitigates credit risk associated with its trading and derivatives business by taking collateral (normally consisting of cash and/or treasury instruments issued by G7 sovereigns) from counterparties. Typically, counterparties have two days to meet collateral (margin) calls and during this period CSFB has potential credit risk that the collateral will not be delivered, and mark-to-market exposure remains positive ("call period risk"). In the case of lower-rated counterparties, additional collateral may also be taken to cover potential call period risk. Collateral is managed and monitored by the Collateral Management Unit, a team of specialists independent of CRM and business line management.

Country Risk

    Country risk is the risk of a substantial, systemic loss of value in the financial assets of a country or group of countries, which may be caused by dislocations in the credit, equity or currency markets. CSFB's four major operating divisions all assume country risk in a variety of ways. CPC/CARMC is responsible for setting of limits for this risk based on recommendations of CRM, SRM and CSFB's economists. In 1999, CSFB re-evaluated country risk limits for emerging markets, including extensive scenario testing, and CSFB's risk exposure to emerging markets countries was significantly reduced.

    The measurement of exposures against country limits is undertaken by RMM. For trading positions, country risk is a function of the mark-to-market exposure of the position, while for loans and related facilities, country risk is a function of the amount that CSFB has lent or committed to lend. The day-to-day management of country exposure is assigned to each of the core businesses in accordance with its business authorizations and limit allocations. RMM and CRM provide independent oversight in an effort to ensure that the core businesses operate within their limits. CRM has the responsibility for periodically adjusting these limits to reflect changing credit fundamentals and business volumes. CPC/CARMC regularly reviews the status and creditworthiness of countries and adjusts country risk limits accordingly.

Settlement Risk

    Settlement risk arises whenever the settlement of a transaction results in timing differences between the disbursement of cash or securities and the receipt of value from the counterparty. This risk arises whenever transactions settle on a "free of payment" basis and is especially relevant when operating across time zones.

    CSFB seeks to minimize and manage settlement risk through its participation in regulated clearing and depository organizations, which offer delivery versus payment services. CSFB is also actively participating in the creation of new settlement systems. One such system is Continuous Linked Settlement, or CLS, which aims to eliminate settlement risk in the field of foreign exchange trading. CLS is scheduled to be available in late 2001. In those markets in which these services do not exist, CSFB utilizes where possible agent banks that are instructed to exchange value for value.

    In those instances where market convention and/or products preclude a value-for-value exchange, CSFB seeks to manage its risk through confirmation and affirmation of transaction details with counterparties. In addition, it also actively manages the timing of settlement instructions to its agents and the reconciliation of incoming payments in order to reduce the window of exposure. CRM considers these factors in deciding counterparty risk limits.

Legal Risk

    CSFB faces significant legal risks in its businesses. Legal risks in the investment banking business include, among other things, disputes over the terms of trades and other transactions in which CSFB acts as principal; securities law disclosure and other liability in connection with transactions pursuant to which CSFB acts as underwriter, placement agent or financial adviser; the unenforceability or inadequacy of the documentation for some of the transactions in which CSFB participates; investment suitability concerns; compliance with the laws and regulations (including change in laws or regulations) of the many countries in which CSFB does business; and disputes with its employees. Some of these transactions or disputes result in potential or actual litigation and arbitration that CSFB must incur legal expenses to defend.

    The investment banking business is subject to extensive regulation by governmental and self-regulatory organizations around the world. A failure to comply with these regulations could result in regulatory investigations, fines, restrictions on some of CSFB's business activities or other sanctions. CSFB seeks to minimize legal risk through the adoption of compliance and other policies and procedures, continuing to refine controls over business practices and behavior, extensive employee training sessions, the use of appropriate legal documentation, and the involvement of the Legal and Compliance Department and outside legal counsel.

Operational Risk

    Operational risk is the risk of adverse impact to CSFB's business as a consequence of conducting it in an improper or inadequate manner and may result from external factors. Credit Suisse Group uses a group-wide framework to monitor and control such risks. CSFB is required to operate within this framework. CSFB has longstanding resources in place to deal with the many aspects of operational risk control, for example a substantial legal and compliance department, an independent audit function, and many other functions to address specific operational risk issues. CSFB has also established a central Operational Risk Management team, together with specialist teams in key support departments such as the Operations Department. The central team reports to the head of RMM. The functional departments take responsibility for their own operational risks. Regular communication takes place between these functions to achieve a common understanding of priorities and to develop reporting processes and other initiatives. Defining and striving for best practice in operational risk management methodology and techniques was a major focus during 2000.

    Operational risk is mitigated through effective and comprehensive staff training, policies, procedures and a system of internal controls. Such controls start with full segregation of duties, but also include risk management information and computer systems, communication networks and fraud detection. Trading units, for example, are kept strictly separate from back-office operations, with each area reporting to a different line of management. Independent pricing controls are in place and technical and organizational control mechanisms are designed in an effort to ensure that transactions are processed promptly and correctly. Development of specific operational risk management tools has begun with the consolidated capture and reporting of wide-ranging risk indicators to senior management. Statistical and qualitative analyses will show the relevance and usefulness of individual indicators as early warning signals. This reporting tool will provide senior management with a better overview of operational risks. Work on improving this reporting framework and evaluating, developing and implementing others will continue through 2001.

Reputational Risk

    CSFB's policy is to avoid any action or transaction that has a potentially unacceptable level of risk to CSFB's reputation. Senior business managers are primarily responsible for the effect on CSFB's reputation of all the business that they conduct. If a transaction has any characteristics that might impair CSFB's reputation, the transaction must be put through a reputational risk review procedure before CSFB makes a commitment to the client or the transaction. This procedure includes approval from senior members of Regional Oversight and specific senior business managers. In addition, CSFB has an extensive system of functional controls, housed within the Legal and Compliance Department, CRM, New Business and Product and Financial Control, that highlight potential reputational risk issues.

Liquidity Risk

    Our liquidity risk is managed as a part of CSFB's global liquidity policy. CSFB's liquidity policy focuses on the proven stability of its unsecured funding sources, which include CSFB-sourced deposits as well as access to customer funds sourced by affiliates. The deposit base provides CSFB with substantial sources of liquidity that are well diversified and driven by customer relationships rather than price. These deposits could be used to provide funds to us if required and if provided by CSFB. We regularly access the capital markets through our commercial paper program, medium-term note programs and issues of senior debt and other securities. Additionally, we maintain a $2.8 billion revolving credit facility with various banks, of which $2.4 billion is unsecured. CSFBI, our parent, also has in place a $1.495 billion revolving credit facility with various banks, which could be used to provide funds to us if required and if provided by CSFBI. CSFB and we also have access to additional liquidity through our respective subsidiary broker-dealers, which have the capacity to increase their funding through the secured funding markets (repurchase agreements and other collateralized arrangements). These secured funding markets have proven reliable in high stress conditions. This secondary source of liquidity is potentially available as alternative funding to meet business plans and commercial commitments. CSFB regularly stress tests its liquidity using scenarios designed to represent highly adverse conditions.

Item 8: Financial Statements and Supplementary Data

    The consolidated financial statements of us and our subsidiaries, together with the notes thereto and the Independent Auditors' report thereon, are set forth on pages F-1 to F-68 of this Annual Report on Form 10-K. In addition, the supplementary financial information on selected quarterly financial data is set forth on pages F-45 to F-46 and on page F-68 of this Annual Report on Form 10-K.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

PART III

Item 10: Directors and Executive Officers of the Registrant

DIRECTORS AND OFFICERS

    Set forth below is certain information as of March 30, 2001 with respect to our directors and executive officers.

Name	Age	Position
Robert M. Baylis	62	Director
Carol B. Einiger	51	Director
Joe L. Roby	61	Director
Philip K. Ryan	45	Director
Maynard J. Toll, Jr.	59	Director
Anthony F. Daddino	60	Director, Chief Financial and Administrative Officer
Brady W. Dougan	41	Director, Division Head—Equity
Gates H. Hawn	52	Director, Division Head—Financial Services
Stephen A. M. Hester	40	Director, Division Head—Fixed Income
Hamilton E. James	50	Director, Division Co-Head—Investment Banking
Joseph T. McLaughlin	57	Director, General Counsel
Richard E. Thornburgh	48	Director, Division Head—Finance, Administration and Operations
Charles G. Ward, III	48	Director, Division Co-Head—Investment Banking
Allen D. Wheat	52	Director, President and Chief Executive Officer
D. Wilson Ervin	40	Head—Strategic Risk Management
David C. Fisher	54	Chief Accounting Officer
Christopher G. Martin	43	Head—Technology
Robert C. O'Brien	57	Chief Credit Officer
Lewis H. Wirshba	44	Treasurer

    ROBERT M. BAYLIS.  Mr. Baylis was appointed to our Board of Directors in November 2000. Prior to this appointment, Mr. Baylis was with CS First Boston for over 33 years, including serving as Vice Chairman of CS First Boston from March 1992 to March 1994 and from August 1995 until his retirement in January 1996. He currently serves as a Director of Host Marriott Corporation, Gildan Activewear, Inc., Covance, Inc., PartnerRe Ltd. and New York Life Insurance Co.

    CAROL B. EINIGER.  Ms. Einiger was appointed to our Board of Directors in February 2001. She also serves as the Chief Investment Officer of Rockefeller University, a position she has held since 1996. From 1992 to 1996, she served as Chief Financial Officer and, from 1995 to 1996, as Acting President, of the Edna McConnell Clark Foundation, a private foundation. Previously, Ms. Einiger spent approximately 20 years in the investment banking industry, including 15 years at CSFB, where she was a Managing Director, Head of the Capital Markets Department and Head of the Short-Term Finance Department at the time of her departure in 1988.

    JOE L. ROBY.  Mr. Roby was appointed Chairman and a member of the Divisional Committee of CSFB and a Director and a member of the Operating Committee of our company in November 2000. Prior to this appointment, Mr. Roby served as President of our company from 1996 to November 2000 and as Chief Executive Officer from 1998 to November 2000. Prior to that, he served as Chief Operating Officer, Chairman of the Banking Group and a Director of our company from 1989. Mr. Roby joined our company as a Vice President in the Investment Banking Group in 1972 and became head of the group in 1984. Mr. Roby also serves as a Director of Advanced Micro Devices, Inc. and Apogent Technologies.

    PHILIP K. RYAN.  Mr. Ryan was appointed to our Board of Directors in November 2000. He also serves as the Chief Financial Officer of Credit Suisse Group, a position he has held since 1999. Prior to his appointment as the Chief Financial Officer of Credit Suisse Group, Mr. Ryan served as the Chief Financial Officer of Credit Suisse Asset Management LLC from 1996 through 1999 and worked as an investment banker at CSFB from 1985 through 1996.

    MAYNARD J. TOLL, Jr.  Mr. Toll was appointed to our Board of Directors in November 2000. From 1997 through 2000, he was self-employed. From 1975 to 1997, he worked as an investment banker and head of corporate communications at CSFB.

    ANTHONY F. DADDINO.  Mr. Daddino was appointed Chief Financial and Administrative Officer and a Director and a member of the Operating Committee of our company in November 2000. In November 2000, he also became Chief Administrative Officer of CSFB. Mr. Daddino served as Executive Vice President and Chief Financial Officer of our company from 1983 to November 2000 and served as a Director, the Chairman of the Finance Committee and a member of both the Operating Committee and the DLJ/LBO Award Committees of our company. Prior to joining our company, Mr. Daddino was a partner at the accounting firm of Peat, Marwick & Mitchell. He currently serves as a Director of International Commodities Export Corporation.

    BRADY W. DOUGAN.  Mr. Dougan was appointed Division Head of Equity and a Director of our company and a member of the Divisional Committee of CSFB in November 2000. Mr. Dougan also serves as Head of the Global Equity Division at CSFB and as a member of the Executive Board of CSFB, positions he has held since 1996. Mr. Dougan served as Co-Head of the Global Debt Capital Markets Group at CSFB and Co-Head of the Credit Suisse Financial Products' marketing efforts in the Americas from 1993 to 1996. Prior to that, Mr. Dougan was the Head of Structured Products at CSFB in Japan. Mr. Dougan joined CSFB in 1990 from Bankers Trust Company.

    GATES H. HAWN.  Mr. Hawn was appointed Division Head of Financial Services and a Director of our company in November 2000. Mr. Hawn also serves on the Board of CSFBdirect Holdings, Inc, a position he has held since November 2000. Prior to that, Mr. Hawn worked as a Managing Director of our company from 1983 to November 2000. Previously, he was with Bankers Trust Company.

    STEPHEN A. M. HESTER.  Mr. Hester was appointed Division Head of Fixed Income and a Director of our company and a member of the Divisional Committee of CSFB in November 2000. In 2000, Mr. Hester became Head of the Global Fixed Income Division at CSFB. Mr. Hester also serves on the Executive Board of CSFB, a position he has held since 1996. Mr. Hester joined CSFB in 1982 and served in a variety of capacities before becoming Chief Financial Officer of CSFB in 1996.

    HAMILTON E. JAMES.  Mr. James was appointed Division Co-Head of Investment Banking and a Director of our company and Co-Head of the Investment Banking Division and a member of the Divisional Committee of CSFB in November 2000. From 1995 to November 2000, Mr. James served as the Chairman of our Banking Group. He joined our company in 1975. Mr. James also serves as a Director of Costco Wholesale Corporation.

    JOSEPH T. McLAUGHLIN.  Mr. McLaughlin was appointed General Counsel and a Director of our company in November 2000. In 1999, Mr. McLaughlin was appointed Executive Vice President for Legal and Regulatory Affairs of CSFB and became a member, ex-officio, of the Executive Board of CSFB. From 1997 to 1999, Mr. McLaughlin served as a Managing Director and General Counsel for the Americas of CSFB. Prior to joining CSFB, Mr. McLaughlin was a senior partner at Shearman & Sterling, a law firm, where he began his career in 1969.

    RICHARD E. THORNBURGH.  Mr. Thornburgh was appointed Division Head of Finance, Administration and Operations, a Director and a member of the Operating Committee of our company and a member of the Divisional Committee of CSFB in November 2000. Mr. Thornburgh also serves on the Executive Board of Credit Suisse Group, a position he has held since 1996, and as Vice Chairman of the Executive Board and Chief Financial Officer of CSFB, positions he has held since April 1999. From 1996 through 1999, Mr. Thornburgh served as Chief Financial Officer of Credit Suisse Group. Prior to that, Mr. Thornburgh served as Chief Financial and Administrative Officer and a member of the Executive Board of CS First Boston. Mr. Thornburgh began his investment banking career with CSFB in 1976.

    CHARLES G. WARD, III.  Mr. Ward was appointed Division Co-Head of Investment Banking and a Director of our company and a member of the Divisional Committee of CSFB in November 2000. Since 1996, Mr. Ward has served as a member of the Executive Board of CSFB. From March to November 2000, Mr. Ward served as President of CSFB. Mr. Ward was Head of the Global Investment Banking Division of CSFB from 1996 to November 2000. From 1988 to 1994, Mr. Ward served as President of Wasserstein Perella & Co. He returned to CSFB in 1994 as a Managing Director in investment banking. From 1979 to 1988, Mr. Ward worked in the CSFB Mergers and Acquisitions Group and the Media Group.

    ALLEN D. WHEAT.  Mr. Wheat was appointed President and Chief Executive Officer, a Director and a member of the Operating Committee of our company and a member of the Divisional Committee of CSFB in November 2000. Since 1996, Mr. Wheat has served as Chief Executive Officer of the Executive Board of CSFB, and since November 2000, also as President of CSFB. He also serves as a member of the Executive Board of Credit Suisse Group, a position he has held since 1994. Prior to that, Mr. Wheat served as Vice Chairman of CSFB's London operations from 1992 through 1994. Mr. Wheat joined CSFB in 1990 as President and Chief Operating Officer of CSFB's Pacific Operations. Prior to joining CSFB, Mr. Wheat spent eight years with Bankers Trust Company.

    D. WILSON ERVIN.  Mr. Ervin was appointed Head of Strategic Risk Management of our company in November 2000. He also serves as Head of Strategic Risk Management at CSFB, a position he has held since 1998. Prior to that, Mr. Ervin worked at Credit Suisse Financial Products from 1990.

    DAVID C. FISHER.  Mr. Fisher was appointed Chief Accounting Officer of our company in November 2000. He also serves as Chief Accounting Officer of CSFB, a position he has held since 1999. Mr. Fisher joined CSFB from Bankers Trust Corporation where he served as Controller from 1998 to 1999. From 1985 to 1998, Mr. Fisher worked for Salomon Brothers Inc where he served as Controller for the majority of his tenure.

    CHRISTOPHER G. MARTIN.  Mr. Martin was appointed Head of Technology, Operations and Finance of our company in November 2000 and is currently concentrating on Technology. Prior to this appointment, Mr. Martin served as Head of Technology, Operations and Finance for CSFB from January 1999 to November 2000 and as Head of Technology and Operations for CSFB from January 1996 to December 1997. Mr. Martin also served as Chief Administrative Officer of Credit Suisse Financial Products from November 1995 through December 1998. Prior to joining CSFB in 1986, Mr. Martin was the Financial Controller of E.F. Hutton & Co. (London) Ltd.

    ROBERT C. O'BRIEN.  Mr. O'Brien was appointed Chief Credit Officer of our company in November 2000. Mr. O'Brien also serves as Chief Credit Officer of CSFB, a position he has held since 1998. From 1994 to 1998, Mr. O'Brien held various positions in Corporate Banking and Leveraged Finance, and during 1996, he was Chief Executive Officer of Credit Suisse North America. Mr. O'Brien joined CSFB in 1994 from Chemical Bank, where he was a Senior Managing Director and member of the Management Committee of Banking and Finance.

    LEWIS H. WIRSHBA.  Mr. Wirshba was appointed Treasurer of our company in November 2000. Mr. Wirshba also serves as Treasurer of CSFB, a position he has held since 1986, and as Global Head of CSFB's New Business Department since March 2000. He joined CSFB in 1986 from the treasurer's office of General Motors.

REPORT OF THE AUDIT COMMITTEE

    The Audit Committee of the Board of Directors of Credit Suisse First Boston (USA), Inc. (the "Company") is responsible for providing independent, objective oversight of the Company's accounting functions and internal controls. The Audit Committee is composed of three directors, each of whom is independent as defined by the listing standards of the New York Stock Exchange. The Audit Committee operates under a written charter approved by the Board of Directors.

    Management is responsible for the Company's internal controls and financial reporting process. The independent accountants are responsible for performing an independent audit of the Company's consolidated financial statements in accordance with generally accepted auditing standards and to issue a report thereon. The Audit Committee's responsibility is to monitor and oversee these processes.

    We have reviewed and discussed with management the audited financial statements of Company as of and for the year ended December 31, 2000.

    We have discussed with KPMG LLP the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants.

    We have received and reviewed the written disclosures and the letter from KPMG LLP required by Independence Standard No.1, Independence Discussions with Audit Committees, as amended, by the Independence Standards Board, and have discussed with the auditors the auditors' independence.

    Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the financial statements referred to above be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    We have also considered whether the provision of services by KPMG LLP not related to the audit of the financial statements referred to above and the reviews of the interim financial statements included in the Company's Forms 10-Q for the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000 is compatible with maintaining KPMG LLP's independence.

Robert M. Baylis, Chairperson Carol B. Einiger Maynard J. Toll, Jr.

AUDIT AND OTHER FEES OF KPMG LLP

    The aggregate fees billed for professional services rendered by KPMG LLP for the audit of our annual consolidated financial statements for the year ended December 31, 2000, and the reviews of the condensed financial statements included in our quarterly reports on Form 10-Q during the year ended December 31, 2000, were $3,933,000.

    The aggregate fees billed for all other services, exclusive of the fees relating to financial statement audit services, rendered by KPMG LLP during the year ended December 31, 2000 were $3,424,200. These fees were primarily related to statutory audits of our subsidiaries, tax and merger-related services and services in connection with our debt offerings.

Item 11: Executive Compensation

SUMMARY COMPENSATION TABLE

    The following table provides information concerning compensation (including salary, bonus and options) awarded to, earned by or paid to each of our named executive officers for services rendered to us and our subsidiaries. With respect to Messrs. Wheat, Dougan and Ward, the following table only includes compensation for services rendered following the Acquisition on November 3, 2000. With respect to Messrs. Roby, Daddino, Chalsty and Resch, the following table includes compensation for services rendered during the entire year. With respect to Messrs. Wheat, Dougan and Ward, the following table only includes compensation for services rendered to us and our subsidiaries and does not include compensation for services rendered to other entities that are part of CSFB or for services rendered to Credit Suisse Group or other business units of Credit Suisse Group. Substantially all of the non-U.S. activities of the Credit Suisse Group business units are conducted through affiliates of Credit Suisse Group other than us and our subsidiaries. After the Acquisition, Messrs. Wheat, Dougan and Ward had management responsibilities on a global basis with respect to CSFB, of which we and our subsidiaries are part. Accordingly, compensation for services rendered to us by Messrs. Wheat, Dougan and Ward represents an allocated portion of the compensation provided to them for their management responsibilities with respect to CSFB. The allocations vary significantly for each executive because the allocations are based upon the relative amounts of revenue, assets and employees within us and our subsidiaries (as compared to CSFB) for each of the divisions that such executive has responsibility. In the cases of Messrs. Wheat, Dougan and Ward, substantially less than 100% of their compensation is based on services provided to us and our subsidiaries.

    In this Item, certain Swiss franc ("CHF") amounts have been translated into U.S. dollars at an exchange rate of CHF1.6202 to U.S.$1.00, the noon buying rate on December 29, 2000 in The City of New York for cable transfers in CHF per U.S.$1.00 as certified for customs purposes by the Federal Reserve Bank of New York. These translations have been made solely for the convenience of the reader and should not be construed as representations that the CHF amounts actually represent such U.S. dollar amounts or could be converted into U.S. dollars at the rate indicated.

Summary Compensation Table

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position(1)	Fiscal Year	Salary ($)	Bonus(2) ($)	Other Annual Compensation ($)		Options(3) (#)	LTIP Payouts(4) ($)	All Other Compensation(5) ($)
Allen D. Wheat President and Chief Executive Officer	2000 1999 1998	29,461 — —	1,091,738 — —	17,651 — —	(6)	13,103 — —	— — —	2,833 — —
Joe L. Roby Chairman of CSFB	2000 1999 1998	186,250 175,000 175,000	8,252,384 12,500,000 8,500,000	101,709 129,040 115,770	(7) (7) (7)	— 200,900 —	— — 2,559,098	158,257 161,235 237,429
Anthony F. Daddino Chief Financial and Administrative Officer	2000 1999 1998	175,000 175,000 175,000	4,400,000 4,000,000 3,375,000	27,032 17,603 25,868	(8) (8) (8)	— 10,045 —	5,553,318 — 1,933,127	165,342 197,621 210,019
Brady W. Dougan Division Head—Equity	2000 1999 1998	32,166 — —	1,803,303 — —	— — —		16,464 — —	— — —	2,833 — —
Charles G. Ward, III Division Co-Head—Investment Banking	2000 1999 1998	38,793 — —	1,145,259 — —	— — —		9,088 — —	— — —	2,833 — —
John S. Chalsty Formerly Chairman, currently Managing Director—Senior Advisor	2000 1999 1998	175,000 225,000 500,000	10,000,000 10,000,000 8,000,000	151,702 127,628 159,931	(9) (9) (9)	— — —	— — —	134,183 436,368 358,466
Edward J. Resch Formerly Senior Vice President and Chief Accounting Officer, currently Managing Director	2000 1999 1998	175,000 145,000 —	1,650,000 1,350,000 —	12,614 5,896 —	(10) (10)	— 2,009 —	381,311 — —	— 12,717 —

(1)
With respect to Messrs. Wheat, Dougan and Ward, only includes compensation (including salary, bonus and options) for services rendered following the Acquisition on November 3, 2000. With respect to Messrs. Roby, Daddino, Chalsty and Resch, includes compensation for services rendered during the entire year.

  With respect to Messrs. Wheat, Dougan and Ward, only includes compensation for services rendered to us and our subsidiaries and does not include compensation for services rendered to other entities that are part of CSFB or for services rendered to Credit Suisse Group or other business units of Credit Suisse Group.

  Substantially all of the non-U.S. activities of the Credit Suisse Group business units are conducted through affiliates of Credit Suisse Group other than us and our subsidiaries. After the Acquisition, Messrs. Wheat, Dougan and Ward had management responsibilities on a global basis with respect to CSFB, of which we and our subsidiaries are part. Accordingly, compensation for services rendered to us by Messrs. Wheat, Dougan and Ward represents an allocated portion of the compensation provided to them for their management responsibilities with respect to CSFB. The allocations vary significantly for each executive because the allocations are based upon the relative amounts of revenue, assets and employees within us and our subsidiaries (as compared to CSFB) for each of the divisions that such executive has responsibility. In the cases of Messrs. Wheat, Dougan and Ward, substantially less than 100% of their compensation is based on services provided to us and our subsidiaries.

(2)
With respect to Messrs. Wheat, Dougan and Ward, the amounts listed in this column include amounts deferred under the Credit Suisse Group Share Plan (the "Share Plan"). Pursuant to the Share Plan, each of Messrs. Wheat, Dougan and Ward was required to defer payment of up to 50% of his annual bonus for fiscal year 2000. Most of the deferred amounts are deemed to have been invested in Credit Suisse Group stock ("CSG stock") during the deferral period and are generally settled in CSG stock four years after the deferral date (the "scheduled settlement date"), subject to compliance by the executive with the conditions set forth in the Share Plan and his individual award agreement. An executive whose employment with us and our affiliates terminates prior to the scheduled settlement date may, under certain circumstances, be entitled to settlement of all or a portion of the deferred amounts before the scheduled settlement date.

(3)
The amounts listed in this column for 2000 reflect options granted under two different plans covering our employees: the Group Management Performance Plan and the Share Plan. These options are allocable to compensation earned during the period beginning on November 3, 2000 through the end of fiscal year 2000 for services rendered to us and our subsidiaries but do not include compensation for services rendered to other entities that are part of CSFB or Credit Suisse Group. Pursuant to the Group Management Performance Plan, we made option grants of 10,796, 13,180 and 6,515 to Messrs. Wheat, Dougan and Ward, respectively, in respect of their compensation for fiscal year 2000. Pursuant to the Share Plan, a portion of the bonuses for fiscal year 2000 for Messrs. Wheat, Dougan and Ward were paid by way of the grant of options, of which 2,307 were granted to Mr. Wheat, 3,284 to Mr. Dougan and 2,573 to Mr. Ward. Options under both the Group Management Performance Plan and the Share Plan were granted with an exercise price of CHF 339 ($209.23) and a term of 10 years. The options granted under the Group Management Performance Plan will generally become exercisable on January 25, 2005 or on the first anniversary of such date on which the applicable performance conditions are met, and, in any event, no later than January 25, 2009, subject to an executive's continuous employment with Credit Suisse Group and compliance with certain additional conditions through the applicable measurement date. The performance conditions are determined by the Group Compensation Committee of Credit Suisse Group. The options granted pursuant to the Share Plan will generally become exercisable on January 25, 2003, subject to the executive's continuous employment with Credit Suisse Group and compliance with certain additional conditions through such date. Under both the Group Management Performance Plan and the Share Plan, the exercisability of an executive's options may be accelerated if the executive's employment with us and our affiliates terminates under certain circumstances or upon a change in control of Credit Suisse Group.

  The amounts listed in this column for 1999 reflect options to purchase DLJ common stock granted under plans maintained by DLJ prior to the Acquisition. In connection with the Acquisition, the outstanding options held by Messrs. Roby, Daddino and Resch were converted into options to purchase CSG stock and the exercise price was adjusted from U.S. dollars into CHF. The amounts shown in the table reflect the number of options to purchase CSG stock into which options to purchase DLJ common stock were converted (or, with respect to Mr. Resch, who exercised a portion of these options prior to the Acquisition, would have been converted had he not exercised such options) following the Acquisition. The options shown for Mr. Roby have an exercise price of CHF 231.16 ($142.67) and a term of 10 years. One-fourth of the options became exercisable on November 17 of 2000, and one-fourth will become exercisable on November 17 of each of 2001,

  2002 and 2003. The options shown for Mr. Daddino have an exercise price of CHF 195.21 ($120.49) and a term of 10 years. All of Mr. Daddino's options became exercisable on October 31, 2000. The options shown for Mr. Resch have an exercise price of CHF 175.23 ($108.15) and a term of 10 years. One-fourth of the options became exercisable on January 14 of each of 2000 and 2001, and one-fourth will become exercisable on January 14 of each of 2002 and 2003.

(4)
With respect to Messrs. Daddino and Resch, the amounts shown for 2000 reflect amounts earned under our 1997-1999 Long Term Incentive Plan and paid in 2000. With respect to Messrs. Daddino and Roby, the amounts shown for 1998 reflect amounts earned under our 1994-1996 Long Term Incentive Plan and paid in 1998.

(5)
Of the amounts shown in the table, $158,257, $165,342 and $134,183 reflect the value of premiums paid by us for 2000 on behalf of Messrs. Roby, Daddino and Chalsty, respectively, under split-dollar life insurance policies. For 1999, the amounts $161,235, $138,421 and $166,386 and for 1998, $153,178, $124,869 and $160,736 reflect the value of premiums paid by us on behalf of Messrs. Roby, Chalsty and Daddino, respectively, under split-dollar life insurance policies. For each year, the amounts represent the present value of the interest projected, on an actuarial basis, to accrue for the benefit of Messrs. Roby, Daddino and Chalsty, respectively, on the portions of the premiums paid by us in that year. In addition, the amounts $297,947, $31,235 and $12,717 are included in 1999 for Messrs. Chalsty, Daddino and Resch, respectively, and the amounts $84,251, $233,597 and $49,283 are included for 1998 for Messrs. Roby, Chalsty and Daddino, respectively, to reflect distributions in 1999 and 1998 in respect of units awarded in prior years under a plan which allocated to the participants a portion of the profits realized by us on certain investments. In addition, in 2000 we contributed $2,833 to a defined contribution pension plan on behalf of each of Messrs. Wheat, Dougan and Ward.

(6)
Of the amount shown in the table, $10,424 reflects the value of the use of a corporate apartment in London and $7,227 reflects imputed income on an interest free loan we made to Mr. Wheat.

(7)
Of the amounts shown in the table, $62,860, $43,316 and $51,246 reflect the use of company transportation equipment in 2000, 1999 and 1998, respectively. In addition, the amounts $38,849, $85,724 and $64,524 reflect the value of financial planning services provided by Credit Suisse Asset Management Group, Inc. (formerly DLJAM, "CSAM") during 2000, 1999 and 1998, respectively.

(8)
Of the amounts shown in the table, $23,532, $12,381 and $21,291 reflect the use of company transportation equipment in 2000, 1999 and 1998, respectively. In addition, the amounts $3,500, $5,222 and $4,577 reflect the value of financial planning services provided by CSAM during 2000, 1999 and 1998, respectively.

(9)
Of the amounts shown in the table, $47,536, $17,845 and $42,456 reflect the use of company transportation equipment in 2000, 1999 and 1998, respectively. In addition, the amounts $8,166, $13,783 and $21,475 reflect the value of financial planning services provided by CSAM during 2000, 1999 and 1998, respectively, and $96,000 of the amounts shown for each of 2000, 1999 and 1998 reflect our contributions toward the cost of an apartment for Mr. Chalsty.

(10)
Amounts shown reflect the use of company transportation equipment in 2000 and 1999.

STOCK OPTIONS

    The following table sets forth certain information regarding stock options granted to the executive officers named in the Summary Compensation Table with respect to our fiscal year 2000.

Option Grants with Respect to Fiscal Year 2000

	Individual Grants
		Approximate % of Total Options Granted to Employees in Fiscal Year(2)			Alternative to Potential Realizable Value and Grant Date Value(3)
Name	Options Granted(1) (#)		Exercise or Base Price Per Share	Expiration Date	Grant Date Present Value
Allen D. Wheat	13,103	3.24%	CHF 339 ($209.23)	January 25, 2011	CHF 1,176,828 ($726,347.36)
Brady W. Dougan	16,464	3.26%	CHF 339 ($209.23)	January 25, 2011	CHF 1,484,882 ($916,480.68)
Charles G. Ward, III	9,088	1.49%	CHF 339 ($209.23)	January 25, 2011	CHF 826,465 ($510,100.60)

(1)
The amounts listed for 2000 reflect options granted under two different plans covering our employees: the Group Management Performance Plan and the Share Plan. These options are allocable to compensation earned during the period beginning on November 3, 2000 through the end of fiscal year 2000 for services rendered to us and our subsidiaries but do not include compensation for services rendered to other entities that are part of CSFB or Credit Suisse Group. Pursuant to the Group Management Performance Plan, we made option grants of 10,796, 13,180 and 6,515 to Messrs. Wheat, Dougan and Ward, respectively, in respect of their compensation for fiscal year 2000. Pursuant to the Share Plan, a portion of the bonuses for fiscal year 2000 for Messrs. Wheat, Dougan and Ward were paid by way of the grant of options, of which 2,307 were granted to Mr. Wheat, 3,284 to Mr. Dougan and 2,573 to Mr. Ward. Options under both the Group Management Performance Plan and the Share Plan were granted with an exercise price of CHF 339 ($209.23) and a term of 10 years. The options granted under the Group Management Performance Plan will generally become exercisable on January 25, 2005 or on the first anniversary of such date on which the applicable performance conditions are met, and, in any event, no later than January 25, 2009, subject to an executive's continuous employment with Credit Suisse Group and compliance with certain additional conditions through the applicable measurement date. The performance conditions are determined by the Group Compensation Committee of Credit Suisse Group. The options granted pursuant to the Share Plan will generally become exercisable on January 25, 2003, subject to the executive's continuous employment with Credit Suisse Group and compliance with certain additional conditions through such date. Under both the Group Management Performance Plan and the Share Plan, the exercisability of an executive's options may be accelerated if the executive's employment with us and our affiliates terminates under certain circumstances or upon a change in control of Credit Suisse Group.

(2)
Represents options granted to our employees in 2000.

(3)
The estimated present value at grant date of options granted during fiscal year 2000 has been calculated using a modified Black-Scholes option pricing model, based upon the following assumptions: stock volatility measured over two years; Swiss risk-free rate of 3.88%; estimated effective exercise period of seven years; a 9.8% discount was applied to options granted pursuant the Share Plan to account for turnover over the vesting period and a 14.3% discount was applied to a portion of the options granted under the Group Management Performance Plan to account for turnover over the vesting period; and a dividend yield of CHF 7 ($4.32) growing 10% annually was assumed with respect to all options.

    The following table sets forth certain information regarding stock options exercised by the executive officers named in the Summary Compensation Table during fiscal year 2000 and the year-end values of unexercised options held by such named executive officers.

Aggregated Option Exercises in 2000 Fiscal Year
and Fiscal Year-End Option Values

			Number of Unexercised Options at Fiscal Year-End (#)
	Shares Acquired on Exercise (#)(1)
					Value of Unexercised in-the-Money Options at Fiscal Year-End(3)
Name		Value Realized ($)	Exercisable/Unexercisable(2)		Exercisable/Unexercisable
Allen D. Wheat	—	—	—	13,103	—	—
Joe L. Roby	—	—	632,186	150,675	CHF147,918,508.82 ($91,296,450.33)	CHF11,724,021.75 ($7,236,157.11)
Brady W. Dougan	—	—	—	16,464	—	—
Anthony F. Daddino	—	—	182,939	—	CHF44,616,915.50 ($27,537,906.12)	—
Charles G. Ward, III	—	—	—	9,088	—	—
John S. Chalsty	1,272,714	$97,004,670.19	—	—	—	—
Edward J. Resch	24,204	$1,489,108.11	502	3,014	CHF67,137.48 ($41,437.77)	CHF464,085.60 ($286,437.23)

(1)
Represents shares of DLJ acquired prior to the Acquisition on November 3, 2000.

(2)
With respect to Messrs. Roby, Daddino and Resch, represents the number of CSG stock underlying options following the conversion of outstanding options to purchase DLJ common stock held by such executives into options to purchase CSG stock following the Acquisition. With respect to Messrs. Wheat, Dougan and Ward, represents the number of CSG stock underlying options issued under the Group Management Performance Plan and the Share Plan in respect of compensation earned during the period beginning on November 3, 2000 through the end of fiscal year 2000.

(3)
The value of unexercised, in-the-money options shown above is based upon the difference between the exercise price of all options and CHF 308.97 ($190.70), the average of the high and low prices of CSG stock on the SWX Swiss Exchange as of December 29, 2000, the last day of trading for the fiscal year. The actual amount realized upon exercise of stock options depends upon the market price of CSG stock relative to the exercise price per share of the stock option at the time the stock option is exercised. Realization of the values of unexercised in-the-money stock options reflected in this table is not assured.

LONG-TERM INCENTIVE PLAN AWARDS

    The following table sets forth information concerning certain awards made in 2000 under our 2000 Incentive Compensation Plan to Messrs. Daddino and Resch. The award represents a percentage interest in a pool which was, at the time of the award, dependent upon our performance in 2000, 2001 and 2002. The value of each unit was subsequently fixed at $314.67 in connection with the Acquisition.

Name	Number of Shares, Units or Other Rights	Performance or Other Period until Maturation or Payout
Anthony F. Daddino	10,000	July 1, 2002
Edward J. Resch	2,000	July 1, 2002

PENSION PLANS

    Certain of our employees, including Messrs. Wheat, Dougan and Ward, participate in a non-contributory defined benefit pension plan which provides for a benefit based on credited service (maximum 20 years) with us and our affiliates and average final compensation for the highest five consecutive years in the last 10 years prior to retirement or other termination of employment, using compensation not in excess of certain limits specified in the U.S. Internal Revenue Code of 1986 ($170,000 in 2000). Compensation for the plan includes W-2 earnings adjusted to exclude expense allowances, fringe benefits, moving expenses, deferred compensation and welfare benefits, and further adjusted to not be reduced because of employees' contributions to our Profit Sharing Plan or any cafeteria plan maintained by us. Under the plan, the pension benefit may be paid as a life annuity or under various other forms, including a lump sum. Pension credits are earned during each year of participation based on the participant's years of service and compensation. Pension benefits payable under the plan at the normal retirement age of 65 are not subject to any deduction or offsets. In some circumstances, there are reductions for retirement prior to normal retirement age.

    The following table shows the approximate annual retirement benefit for an eligible executive (payable as a life annuity) under our pension plan. The table provides estimates for certain average final compensation and years of credited service categories assuming retirement at age 65. The average final compensation for Messrs. Wheat, Dougan and Ward and their current credited service with us and our affiliates under the pension plan are shown in Table II.

Pension Plan Table I

	Years of Credited Service
Average Final Compensation
	5	10	15	20	25
$25,000	$1,875	$3,750	$8,125	$12,500	$12,500
50,000	3,750	7,500	16,250	25,000	25,000
75,000	5,625	11,250	24,375	37,500	37,500
100,000	7,500	15,000	32,500	50,000	50,000
125,000	9,375	18,750	40,625	62,500	62,500
150,000	11,250	22,500	48,750	75,000	75,000
175,000	13,125	26,250	56,875	87,500	87,500
200,000	15,000	30,000	65,000	100,000	100,000

Pension Plan Table II

    The following table sets forth the current Average Final Compensation and years of Credited Service (maximum 20) with us and our affiliates of the named executive officers:

Name	Average Final Compensation(1)	Credited Service
Allen D. Wheat	$160,000	11.0833
Brady W. Dougan	160,000	11.0000
Charles G. Ward III	160,000	15.5833

(1)
Average Final Compensation, as defined in the Plan, cannot currently exceed $164,000 because of the averaged effect of Internal Revenue Code limitations.

DEFERRED COMPENSATION ARRANGEMENTS

    Certain employees, including Messrs. Roby, Daddino and Chalsty, deferred a portion of their 1983 or 1984 compensation in return for which we agreed to pay each of them a specified annual benefit for

15 years beginning upon retirement at or after age 65. Benefits are based upon the participant's age and the amount deferred and are calculated to yield an approximate 12.5% annual compound return. In the event of the participant's disability or death, an equal or lesser amount is to be paid to the participant or his beneficiary. After age 55, participants, the sum of whose age and years of service is equal to or greater than 80, may elect to have their benefits begin before age 65 in an actuarially reduced amount. We have funded our obligations through the purchase of life insurance policies. The table below shows the estimated annual benefit payable upon retirement at or after age 65 to Messrs. Roby, Daddino and Chalsty, each of whom is fully vested in his benefit.

Deferred Compensation Table

Name	Estimated Annual Benefits
Joe L. Roby	$56,527
Anthony F. Daddino	107,313
John S. Chalsty	47,053

EMPLOYMENT AGREEMENTS AND OTHER COMPENSATION ARRANGEMENTS

Employment Agreement Between Mr. Roby and CSFB Corp.

    CSFB Corp. has entered into an employment agreement (the "Employment Agreement") with Joe L. Roby pursuant to which Mr. Roby will serve as Chairman of CSFB reporting to the Chief Executive Officer of CSFB. The term of the Employment Agreement began on November 3, 2000 and ends on December 31, 2003, at which time Mr. Roby will serve as a consultant to CSFB Corp. until December 31, 2006.

    During the employment term, Mr. Roby will receive a base salary no less than that of the Chief Executive Officer of CSFB. For calendar year 2000, Mr. Roby will receive a bonus of no less than the annual bonus paid to him with respect to 1999. For 2001, 2002 and 2003, Mr. Roby will be paid an annual bonus (the "Guaranteed Bonus") such that his annual salary and bonus for those years will be equal to the average of the sum of his annual base salary, annual bonus and long term incentive awards for 1998, 1999 and 2000. For 2000, Mr. Roby will be paid an award under our Long Term Incentive Plan at the same per unit value of awards to other participants, which award will vest and be payable on July 1, 2002. Pursuant to the Employment Agreement, Mr. Roby also received a retention award of 1.5 times the Guaranteed Bonus, which will be payable in CSG stock. In addition, during the employment term, Mr. Roby will be entitled to participate in all employee benefit, welfare and other plans, practices, policies and programs of Credit Suisse Group generally available to Credit Suisse Group's senior executives on a basis no less favorable than that provided to such senior executives. During calendar years 2004, 2005 and 2006, for his services as a consultant to Credit Suisse Group, Mr. Roby will be paid an annual consulting fee of $5 million.

    If, during the term of the Employment Agreement, Mr. Roby's employment is terminated by CSFB Corp. other than for "Cause" (as defined below), death or disability, or if he terminates his employment for "Good Reason" (as defined below), CSFB Corp. will pay Mr. Roby a lump sum in cash equal to the sum of (1) his base salary through the date of termination to the extent not already paid, and (2) the product of (a) the Guaranteed Bonus and (b) a fraction, the numerator of which is the number of days in the fiscal year in which he is terminated through the date of termination, and the denominator of which is 365, in each case to the extent not already paid. In addition, Mr. Roby will be entitled to an amount equal to the product of (1) the number of months and portions thereof from the date of termination until December 31, 2002, divided by twelve and (2) the Guaranteed Bonus. Mr. Roby will also be entitled to medical benefits on the same basis that he received them prior to November 3, 2000 for the remainder of his life and that of his spouse, and the vesting of his retention award and any unvested long term incentive award or other incentive awards, including unvested stock options. Also, upon a termination of employment as described above, Mr. Roby will be entitled to any other amounts or benefits required to be paid or provided or which Mr. Roby is eligible to receive under any plan, program, policy or practice or contract or agreement of CSFB Corp. If Mr. Roby's employment is terminated for Cause or if he leaves other than for Good Reason, Mr. Roby will be entitled to his salary through the date of termination, medical benefits and other benefits to the extent already unpaid. Mr. Roby is also entitled to indemnification by CSFB Corp. for any taxes that may become payable as a result of the application of Section 4999 of the Internal Revenue Code.

    For purposes of the Employment Agreement, "Cause" means:

  •
  a continued failure to perform substantially his duties with CSFB Corp. or one of its affiliates (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to him by the Executive Board or the Chief Executive Officer which specifically identifies the manner in which the Board or Chief Executive Officer believes that he has not substantially performed his duties;

  •
  willful engagement in illegal, dishonest or fraudulent conduct or gross misconduct which is materially and demonstrably injurious to CSFB Corp. or its reputation or to any clients or customers of CSFB Corp.;

  •
  commission of a felony, or a guilty or nolo contendere plea with respect thereto;

  •
  a material breach of the Employment Agreement, after notice of such breach and a reasonable opportunity to cure;

  •
  a violation in any material respect of any policy of CSFB Corp. applicable to him which causes or may cause serious harm to CSFB Corp.; or

  •
  a material violation of any applicable regulatory policies.

    "Good Reason" means, in the absence of the executive's consent:

  •
  the assignment to him of any duties materially inconsistent with his position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by the agreement, or any other material action by CSFB Corp. which is materially inconsistent with or materially reduces such position, authority, duties or responsibilities;

  •
  any failure by CSFB Corp. to comply with any of the compensation provisions of the agreement;

  •
  CSFB Corp.'s requiring him to be based at any office or location other than Manhattan, New York;

  •
  any purported termination by CSFB Corp. of his employment otherwise than as expressly permitted by the agreement; or

  •
  any failure to cause any successor to CSFB Corp. to assume the obligations under the agreement.

Guarantee Agreement with Mr. Daddino

    In October 2000, we and Mr. Daddino entered into an agreement providing that the aggregate of the base salary, annual bonus and long term incentive plan awards for 2001 for Mr. Daddino will be no less than 75% of the aggregate base salary, annual bonus and long term incentive plan award received or deferred by Mr. Daddino for 1999, such payments subject to the terms of all Credit Suisse Group plans, policies and practices. Such payment will continue to be paid if Mr. Daddino's employment is terminated without Cause (as defined in the agreement) during 2001.

Retention Agreements

    In November 2000, we entered into retention agreements with Messrs. Daddino and Resch pursuant to which we agreed to pay them the following retention payments on July 1 of 2001, 2002 and 2003 in CSG stock in the amounts indicated as follows, subject to the executive's continued employment through the applicable payment date:

    Mr. Daddino: 6,983 shares in 2001; 6,984 shares in 2002; and 6,984 shares in 2003; and

    Mr. Resch: 2,356 shares in 2001; 2,357 shares in 2002; and 2,357 shares in 2003.

    Pursuant to his retention agreement, Mr. Daddino will also be entitled to receive a cash payment of $2,000,043 on July 1, 2002 subject to his continued employment through such date.

COMPENSATION OF DIRECTORS

    Directors who are not our employees receive an annual retainer of $50,000 per year plus a fee of $1,000 for each Board meeting attended and, as committee members, receive $1,000 per committee meeting attended. Employees and officers who are directors receive no additional compensation for services rendered as directors. Directors are also eligible to invest in certain of our employee investment fund opportunities (and benefit from the leverage provided by us or our affiliates on substantially the same terms as senior management).

Item 12: Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF BENEFICIAL OWNERS HOLDING MORE THAN 5% OF OUR COMMON STOCK

    All of our outstanding shares of voting common stock, CSFB (USA) Common Stock, are held by CSFBI, with an address at Eleven Madison Avenue, New York, New York 10010. CSFBI is an indirect wholly-owned subsidiary of Credit Suisse Group.

SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

    The following table sets out the number of equity securities, and exercisable options (including options which will become exercisable within 60 days) for our equity securities or equity securities of any of our parents or subsidiaries, beneficially owned as of February 28, 2001 by (a) our directors; (b) our executive officers named in the Summary Compensation Table; and (c) our directors and executive officers as a group. The determinations of "beneficial ownership" are based upon Rule 13d-3 under the Securities Exchange Act of 1934, as amended. This rule provides that securities will be deemed to be "beneficially owned" where a person has, either solely or in conjunction with others (1) the power to vote or to direct the voting of securities and/or the power to dispose, or to direct the disposition, of the securities or (2) the right to acquire any such power within 60 days after the date such "beneficial ownership" is determined.

	Title and Class of Securities
	Credit Suisse Group Registered Shares		CSFBdirect Common Stock
Directors	Number of Shares	Percent of Class(1)	Number of Shares	Percent of Class(1)
Robert M. Baylis	—	—	—	—
Carol B. Einiger	—	—	—	—
Philip K. Ryan	11,018 (includes 6,000 options)	*	—	—
Maynard J. Toll, Jr	—	—	—	—
Gates H. Hawn	156,761 options	*	62,500 options	*
Stephen A. M. Hester	11,037 (includes 10,000 options)	*	—	—
Hamilton E. James	25,113 options	*	10,250	*
Joseph T. McLaughlin	—	—	—	—
Richard E. Thornburgh	101,431 (includes 100,000 options)	*	—	—
Named Executive Officers
Allen D. Wheat	175,350	*	—	—
Joe L. Roby	632,186 options	*	25,000	*
Brady W. Dougan	1,670	*	—	—
Anthony F. Daddino	182,939 options	*	10,250	*
Charles G. Ward, III	5,453	*	—	—
John S. Chalsty	—	—	20,250	*
Edward J. Resch	502 options	*	—	—
Directors and Executive Officers as a Group (16 persons)	1,304,660	*	128,250	*

(1)
An asterisk (*) indicates that the percentage of shares beneficially owned represents less than 1% of the class.

    None of our directors or executive officers beneficially own any shares of our Series A Fixed/Adjustable Rate Cumulative Preferred Stock or our Series B Fixed/Adjustable Rate Cumulative Preferred Stock.

Item 13: Certain Relationships and Related Transactions

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS BEFORE THE ACQUISITION BY CREDIT SUISSE GROUP

    On November 3, 2000, Credit Suisse Group acquired DLJ. Before the Acquisition, DLJ was 70.3% owned by AXA, S.A. and certain of its affiliates. The information we include below describes certain relationships and related transactions between DLJ and its affiliates, including the AXA affiliates, and its directors and officers before the Acquisition. DLJSC provided investment banking, underwriting and administrative services to AXA, AXA Financial and their subsidiaries. The fees related to investment banking services were $6.8 million and the fees related to administrative services were $210,000 in 2000. DLJSC also provided brokerage and research services to AXA, AXA Financial and their subsidiaries. DLJSC provided these services on what it believed was an arm's-length basis in the ordinary course of business at rates comparable to those paid at the time by unaffiliated third parties.

    DLJSC and Pershing distributed certain funds and cash management products of Alliance Capital Management Corporation ("Alliance"), an AXA affiliate, and received customary sales concessions and distribution payments. In addition, Alliance and Pershing had an agreement pursuant to which Pershing recommended to certain of its correspondent firms the use of Alliance cash management products for which it was allocated a portion of the revenues derived by Alliance from sales through the Pershing correspondents. Amounts paid by Alliance to us in connection with the above distribution services during 2000 totaled $94.8 million.

    AXA Advisors, LLC ("AXA Advisors"), an indirect wholly-owned subsidiary of AXA Financial and a successor to EQ Financial Consultants, Inc., had arrangements with DLJAM pursuant to which AXA Advisors' registered representatives were compensated for referring investment advisory clients to DLJAM. Referral amounts paid by DLJAM during 2000 totaled $190,000. Alliance and DLJAM shared investment management responsibility for a number of institutional accounts in 2000. The amount of advisory fees received from such accounts that were allocated to DLJAM during 2000 totaled $60,000. AXA Advisors distributed DLJAM's mutual funds, for which it received customary sales concessions in 2000 totaling $168,000. Immediately following the Acquisition, DLJ dividended its shares in DLJAM to CSFBI. As a result, we no longer own this former DLJ company and its subsidiaries. AXA Advisors and DLJSC were parties to a portfolio manager agreement with respect to ASF Classic Strategies, a wrap fee investment program offered through AXA Advisors. Amounts paid to AXA Advisors by DLJSC in 2000 were $967,000.

    An affiliate of AXA, AXA Investment Managers GS Ltd. ("AXA Asset Management"), provided investment management services to certain mutual funds sponsored by DLJAM pursuant to a sub-advisory agreement between DLJAM and AXA Asset Management. Advisory fees of $360,700 were paid by DLJAM to AXA Asset Management relating to AXA Asset Management's fiscal year ending October 31, 2000. In addition, DLJAM paid for various direct fund expenses on behalf of the AXA Asset Management and AXA Asset Management reimbursed DLJAM for 50% of such expenses. The total amount of expenses reimbursed in 2000 was approximately $106,000.

    On December 26, 1995, DLJSC issued 300,000 shares of its non-voting adjustable rate cumulative preferred stock for an aggregate purchase price of $30.0 million. On May 24, 1996, DLJSC issued 15,000 additional shares of its non-voting adjustable rate cumulative preferred stock, for an aggregate purchase price of $1.5 million, to WSW 1995 Exchange Fund, L.P. The general partner of such partnership is a subsidiary of DLJAM. At December 31, 2000, 315,000 shares were issued and outstanding, of which 155,000 shares were held by us. Such preferred stock may be redeemed at the option of DLJSC at any time prior to the mandatory redemption date, which is 15 years from the date of issuance.

    During 2000, DLJSC provided investment banking and underwriting services, for fees totaling approximately $2.1 million, to Advanced Micro Devices, Inc., of which W.J. Sanders III, a member of our board of directors before the Acquisition, is Chairman of the Board and Chief Executive Officer.

    We purchased split-dollar life insurance policies on the lives of Messrs. Chalsty, Roby, Daddino and James from Equitable Life, an AXA affiliate, at rates comparable to those paid at the time by unaffiliated third parities. The aggregate amount of premiums we paid for these policies in 2000 were approximately $170,000 for Mr. Chalsty and $185,000 each for Messrs. Roby, Daddino and James. Following the Acquisition, we have maintained these policies.

    In addition, we purchased life insurance policies from Equitable Life on the lives of several hundred employees, including Messrs. Chalsty, Roby, Daddino and James, who participate in our deferred compensation plans. We believe these purchases were at rates comparable to those that could be obtained from unaffiliated third parities. During 2000, the aggregate premiums we paid under such policies for all participants was approximately $29.4 million. Following the Acquisition, we have maintained these policies.

    AXA Financial arranged for directors and officers liability insurance coverage for itself and its subsidiaries, including us, under a policy written by insurance companies unaffiliated with AXA Financial at rates we believe were at least as favorable to us as could be obtained from unaffiliated third parties. Following the Acquisition, our directors and officers liability insurance coverage is with an unaffiliated third party.

    In 1993, Equitable Life purchased 200,000 shares of our cumulative exchangeable preferred stock for $20.0 million. In 1996, these shares were exchanged, pursuant to the terms thereof, for $20.0 million aggregate principal amount of our 9.58% Subordinated Exchange Notes due 2003. We paid interest of $3.0 million on these notes to Equitable Life in 2000. Such interest was paid on a pro rata basis to all holders of 9.58% Subordinated Exchange Notes, including unaffiliated third parties. In October 2000, in anticipation of the transfer of CSFB Corp. to us, we retired $225.0 million of these notes for a total consideration of $245.4 million, which included accrued interest and a premium.

    AXA Financial committed, subject to approval on a transaction-by-transaction basis, to provide $750 million of subordinated debt financing to the DLJ Bridge Fund. Interest payments and other distributions to Equitable Life from the DLJ Bridge Fund during 2000 totaled $34.3 million. At September 30, 2000, we had extended $10.4 million as our portion of short-term financings made with AXA Financial. In connection with the Acquisition, CSFB acquired all of AXA Financial's loans under the DLJ Bridge Fund and assumed all of AXA Financial's obligations under the DLJ Bridge Fund.

    As of December 31, 2000, Equitable Life invested an aggregate of $11.2 million in various Sprout funds, venture capital funds sponsored by us. Distributions to Equitable Life from the Sprout funds during 2000 were $20.0 million. Such distributions were paid on a pro rata basis to all investors, including unaffiliated third parities.

    Pursuant to a services agreement between a subsidiary of CSFBdirect Holdings Inc. and an affiliate of AXA Financial, the subsidiary provided services to support AXA Financial's Internet applications in return for monthly fees. Fees paid by AXA Financial amounted to $471,400 in 2000.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AFTER THE ACQUISITION BY CREDIT SUISSE GROUP

    After the Acquisition, we became an indirect wholly-owned subsidiary of Credit Suisse Group, and CSFB Corp., Credit Suisse Group's principal U.S. registered broker-dealer subsidiary, became our subsidiary. Also following the Acquisition, our board of directors and senior management changed. See Part III, Item 10, "Directors and Executive Officers of the Registrant" of this Annual Report on Form 10-K. The information we include below describes certain relationships and related transactions between us and our subsidiaries and our parent, CSFBI, and its affiliates, and its and their directors and officers after the Acquisition.

    We and our subsidiaries entered into transactions with affiliated companies in the normal course of business. These transactions included securities trading activities for which we received commissions of $2.9 million in November and December of 2000 and financing activities, for which we incurred on a net basis, interest expense of $318.6 million for November and December 2000. In addition, under a management agreement with CSFBI, CSFB Corp. also received fees of $3.4 million for certain administrative services performed by CSFB Corp. for November and December 2000.

    Pursuant to an agreement, CSFB Corp. sold the right, title and interest in certain assets aggregating $411.6 million to CSFBI at December 31, 2000.

    From time to time, we entered into certain derivative transactions with affiliated companies consisting primarily of interest rate, foreign exchange and credit default swaps. In addition, we entered into financing transactions including securities borrowed and resale agreements along with securities lending. The total amounts of assets and liabilities related to these transactions at December 31, 2000 were $1.8 billion and $256.3 million, respectively.

    The Share Plan provides for equity based awards to our employees based on Credit Suisse Group registered shares. Pursuant to the Share Plan, our employees may be granted, as compensation, stock or other equity based awards. The provisions of the Share Plan include a provision to deliver Credit Suisse Group registered shares to the employees as consideration for services performed. To the extent that Credit Suisse Group does not require reimbursement from us for these awards, amounts are indirectly contributed to our paid-in capital. Amounts indirectly contributed by Credit Suisse Group relating to compensation expense for November and December 2000 were $426.3 million. In addition, as of December 31, 2000, approximately $173.0 million relating to the Share Plan remained to be expensed in future periods. Tax benefits allocated directly to paid-in capital relating to the delivery of Credit Suisse Group registered shares under the Share Plan amounted to approximately $19.0 million in November and December 2000.

    In conjunction with the Acquisition, we made a $3.1 billion loan to our parent, CSFBI, which matures on November 1, 2001 and bears interest at a market rate based on LIBOR.

    As of December 31, 2000, we borrowed from CSFBI approximately $4.15 billion under various subordinated loan agreements which bear interest at floating rates and were equivalent to those obtained by CSFBI for its subordinated borrowings.

    For more information, we refer you to Note 6 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

OTHER MATTERS

    Certain of our directors, officers and employees and those of our affiliates and AXA, S.A., AXA Financial and their subsidiaries maintained margin accounts with DLJSC, CSFB Corp. and other affiliated broker-dealers. Margin account transactions for such directors, officers and employees were conducted by such broker-dealers in the ordinary course of business and were substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. In addition, certain of such directors, officers and employees had investments or commitments to invest in various investment funds sponsored by us, pursuant to which we made loans to such directors, officers and employees. DLJSC, CSFB Corp. and other affiliated broker-dealers, from time to time and in the ordinary course of business, entered into transactions involving the purchase or sale of securities from or to such directors, officers and employees and members of their immediate families, as principal. Such transactions on a principal basis were effected on substantially the same terms as similar transactions with unaffiliated parties except that in some instances directors, officers and employees were not charged placement fees. Such broker-dealers offered their directors, officers and employees reduced commission rates.

PART IV

Item 14: Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) Documents filed as part of this Report

  1.
  Consolidated Financial Statements

      The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed on page F-1 hereof.

  2.
  Financial Statement Schedule

      The financial statement schedule required to be filed in this Annual Report on Form 10-K is listed on page F-1 hereof. The required schedule appears on pages F-47 through F-53 hereof.

  3.
  Exhibits

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of August 30, 2000, among Credit Suisse Group, Diamond Acquisition Corp. and the Registrant, as amended (incorporated by reference to Exhibit (d)(1) to the Tender Offer Statement on Schedule TO filed by Credit Suisse Group and the Diamond Acquisition Corp. in relation to the Registrant on September 8, 2000 and Exhibit (d)(5) to Amendment No. 2 to such Tender Offer Statement on Schedule TO/A filed by Credit Suisse Group and the Diamond Acquisition Corp. in relation to the Registrant on October 6, 2000).
2.2
Stock Purchase Agreement, dated as of August 30, 2000, among Credit Suisse Group and the AXA entities named therein, as amended (incorporated by reference to Exhibit (d)(2) to the Tender Offer Statement on Schedule TO filed by Credit Suisse Group and the Diamond Acquisition Corp. in relation to the Registrant on September 8, 2000 and Exhibit (d)(6) to Amendment No. 2 to such Tender Offer Statement on Schedule TO/A filed by Credit Suisse Group and the Diamond Acquisition Corp. in relation to the Registrant on October 6, 2000).
3.1	Amended and Restated Certificate of Incorporation of Registrant.*
3.2	By-laws of the Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1, File No. 33-96276).
4.1
Certificate of Designation of the Registrant's Fixed/Adjustable Rate Cumulative Preferred Stock, Series A (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-3, File No. 33-80771).
4.2
Certificate of Designation of the Registrant's Fixed/Adjustable Rate Cumulative Preferred Stock, Series B (Incorporated herein by reference to Exhibit 99.1 to the Registrant's Form 8-K, dated January 8, 1998; Item 5).
4.3
The instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

10.1	Donaldson, Lufkin & Jenrette, Inc. 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).†
10.2
Donaldson, Lufkin & Jenrette, Inc. 1996 Stock Option Plan (Incorporated by reference to Annex A of the Registrant's Proxy Statement on Schedule 14A filed on March 22, 1996 and furnished to shareholders in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders held on April 30, 1996).†
10.3
1996 Non-Employee Directors Stock Plan (Incorporated by reference to Annex A of the Registrant's Proxy Statement on Schedule 14A filed on March 11, 1997 and furnished to shareholders in connection with solicitation of proxies for the Registrant's annual meeting of shareholders held on April 16, 1997).†
10.4
Donaldson, Lufkin & Jenrette, Inc. 1996 Incentive Compensation Plan (Incorporated by reference to Annex B of the Registrant's Proxy Statement on Schedule 14A filed on March 22, 1996 and furnished to shareholders in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders held on April 30, 1996).†
10.5	Credit Suisse Group Management Performance Plan (GMPP) International.* †
10.6	Credit Suisse Group International Share Plan.* †
10.7	Form of 1997-1999 Incentive Compensation Unit Agreement.* †
10.8	Form of Split Dollar Insurance Agreement.* †
10.9
Deferred Compensation Agreement, dated December 30, 1983, between John S. Chalsty and the Registrant (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, File No. 33-96276).†
10.10
Deferred Compensation Agreement, dated December 30, 1983, between Anthony F. Daddino and the Registrant (Incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, File No. 33-96276).†
10.11
Deferred Compensation Agreement, dated December 30, 1983, between Joe L. Roby and the Registrant (Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1, File No. 33-96276).†
10.12
1995 Stock Option Plan Agreement, dated October 24, 1995, between Anthony F. Daddino and the Registrant (Incorporated by reference to Exhibit 10.62 of the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995). †
10.13
Employment Agreement, dated August 30, 2000, between Credit Suisse First Boston Corporation and Joe L. Roby (Incorporated by reference to exhibit (e) (4) to the Registrant's Schedule 14D-9 filed on September 8, 2000).†
10.14
Employment Agreement, dated August 30, 2000, between Credit Suisse First Boston Corporation and Hamilton E. James (Incorporated by reference to exhibit (e) (5) to the Registrant's Schedule 14D-9 filed on September 8, 2000).†
10.15	Guarantee Agreement, dated October 31, 2000, between the Registrant and Anthony F. Daddino.* †

10.16	Guarantee Agreement, dated October 30, 2000, between the Registrant and Gates H. Hawn.* †
10.17
Insurance Agreement, dated October 31, 1995, between the Registrant and Winthrop Trust Company, as Trustee and Owner of the Anthony F. Daddino Insurance Trust dated August 25, 1995. (Incorporated by reference to Exhibit 10.80 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.18
Insurance Agreement, dated January 4, 1996, between the Registrant and Dan Curtis Roby, as Trustee and Owner of the Roby 1995 Insurance Trust dated November 27, 1995 (Incorporated by reference to Exhibit 10.84 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996).
10.19
Insurance Agreement, dated August 27, 1992, between the Registrant and Thomas E. Siegler, as Trustee and Owner of the 1992 Chalsty Insurance Trust dated August 25, 1992 (Incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1, File No. 33-96276).
10.20
Amendment, dated August 28, 1992, to the Insurance Agreement, dated August 27, 1992, between the Registrant and Michael Cappiccille, as Trustee and Owner of the 1992 Chalsty Insurance Trust dated August 25, 1992 (Incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1, File No. 33-96276).
10.21
Letter Agreement, dated August 25, 1995, between the Registrant and ACMC, Inc. regarding certain state and local tax sharing arrangements (Incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1, File No. 33-96276).
10.22
Federal Tax Sharing Agreement, dated October 11, 1995, between the Registrant and The Equitable Companies, regarding certain federal tax sharing arrangements (Incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-1, File No. 33-96276).
10.23
Agreement of Lease, dated October 24, 1996, between 99 Bishopsgate Limited, Landlord, and DLJ International Limited, Tenant and the Registrant, Tenant's Guarantor, on 99 Bishopsgate London, EC2, United Kingdom (Incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
10.24	Sublease Agreement, dated December 31, 2000, between The Chase Manhattan Bank and the Registrant, Subtenant, on 277 Park Avenue, New York, New York.*
10.25
Agreement of Lease, dated November 10, 1995, between Broadpine Realty Holding Company, Inc. and the Registrant, Tenant, on 120 Broadway, New York, New York (Incorporated by reference to Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.26
Agreement of Lease, dated June 3, 1998, between USF Nominees Limited, Landlord, DLJ UK Properties Limited, Tenant, on 111 Old Broad Street, London and the Registrant, Surety (Incorporated herein by reference to Exhibit 10.92 of the Registrant's quarterly report on Form 10-Q for the period ended June 30, 1998).
10.27
Sublease Agreement, dated June 16, 1998, between Furman Selz, LLC, Sublandlord and the Registrant, Subtenant, on 280 Park Avenue, New York, New York (Incorporated herein by reference to Exhibit 10.93 of the Registrant's quarterly report on Form 10-Q for the period ended June 30, 1998).

10.28	Agreement of Lease, dated July 28, 1995, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York.*
10.29	Amendment of Lease, dated May 17, 1996, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York.*
10.30	Agreement of Lease, dated September 10, 1997, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York.*
10.31	Modification of Lease, dated February 5, 1998, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York.*
10.32	Second Modification of Lease, dated June 12, 2000, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York.*
10.33	Third Modification of Lease, dated September 18, 2000, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York.*
10.34	Fourth Modification of Lease, dated November 13, 2000, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York.*
10.35	Agreement of Sublease, dated August 31, 1999 between GFT Apparel Corp. and the Registrant, Subtenant, on Eleven Madison Avenue, New York, New York.*
10.36	Agreement of Lease, dated November 13, 2000, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York.*
10.37	Agreement of Lease, dated February 22, 2001, between Metropolitan Life Insurance Company and the Registrant, Tenant, on One Madison Avenue, New York, New York.*
10.38	Agreement of Sublease, dated February 22, 2001, between Metropolitan Life Insurance Company and the Registrant, Landlord, on One Madison Avenue, New York, New York.*
10.39	Agreement of Lease, dated December 31, 1998, between The Port Authority of New York and New Jersey and the Registrant, Tenant, on 5 World Trade Center, New York, New York.*
10.40	First Supplement of Lease, dated August 15, 2000, between the Port Authority of New York and New Jersey and the Registrant, Tenant, on 5 World Trade Center, New York, New York.*
10.41	Agreement of Lease, dated July 1, 1987, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*
10.42	First Amendment of Lease, dated July 1, 1987, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*
10.43	Second Amendment of Lease, dated March 12, 1992, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.44	Third Amendment of Lease, dated December 27, 1992, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*
10.45	Fourth Amendment of Lease, dated December 23, 1993, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*
10.46	Fifth Amendment of Lease, dated May 1, 1994, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*
10.47	Sixth Amendment of Lease, dated March 9, 1995, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*
10.48	Seventh Amendment of Lease, dated June 16, 1995, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*
10.49	Eight Amendment of Lease, dated April 4, 1996, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*
10.50	Ninth Amendment of Lease, dated April 4, 1996, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*
10.51	Tenth Amendment of Lease, dated December 31, 1996, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*
10.52	Eleventh Amendment of Lease, dated February 7, 1997, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*
10.53	Twelfth Amendment of Lease, dated August 18, 1997, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*
10.54	Thirteenth Amendment of Lease, dated January 12, 1998, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*
10.55	Fourteenth Amendment of Lease, dated December 28, 1998, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*
10.56	Fifteenth Amendment of Lease, dated June 16, 1999, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.57	Sixteenth Amendment of Lease, dated March 31, 2000, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*
10.58
Agreement of Lease, dated April 12, 1999, between Cal-Harbor II and III Urban Renewal Associates L.P., Landlord, and the Registrant, Tenant, on the Harborside Financial Center, Jersey City, New Jersey.
10.59
First Amendment of Lease, dated September 30, 1999, between Cal-Harbor II and III Urban Renewal Associates L.P., Landlord, and the Registrant, Tenant, on the Harborside Financial Center, Jersey City, New Jersey.
10.60
Second Amendment of Lease, dated September 30, 1999, between Cal-Harbor II and III Urban Renewal Associates L.P., Landlord, and the Registrant, Tenant, on the Harborside Financial Center, Jersey City, New Jersey.
10.61
Third Amendment of Lease, dated December 15, 1999, between Cal-Harbor II and III Urban Renewal Associates L.P., Landlord, and the Registrant, Tenant, on the Harborside Financial Center, Jersey City, New Jersey.
10.62
Fourth Amendment of Lease, dated March 29, 2000, between Cal-Harbor II and III Urban Renewal Associates L.P., Landlord, and the Registrant, Tenant, on the Harborside Financial Center, Jersey City, New Jersey.
10.63	Agreement of Lease, dated August 15, 2000, between TM Park Avenue Associates and the Registrant, Tenant, on 315 Park Avenue South, New York, New York.*
10.64
Credit Agreement, dated May 30, 1997, among the Registrant, Donaldson, Lufkin & Jenrette Securities Corporation and DLJ Mortgage Capital, Inc., as borrowers, a syndicate of banks named therein, Chase Securities Inc., as arranger, The Chase Manhattan Bank and Donaldson, Lufkin & Jenrette Securities Corporation, as syndication agents, The Bank of New York, as administrative agent, DLJMC, as collateral agent and payment agent, The First National Bank of Chicago, as documentation agent, and DLJSC, as collateral agent and payment agent.*
10.65
First Amended and Restated Credit Agreement, dated May 29, 1998, among the Registrant, Donaldson, Lufkin & Jenrette Securities Corporation and DLJ Mortgage Capital, Inc., as borrowers, a syndicate of banks named therein, Chase Securities Inc., as arranger, The Chase Manhattan Bank and Donaldson, Lufkin & Jenrette Securities Corporation, as syndication agents, The Bank of New York, as administrative agent, DLJMC, as collateral agent and payment agent, The First National Bank of Chicago, as documentation agent, and DLJSC, as collateral agent and payment agent (Incorporated herein by reference to Exhibit 10.91 of the Registrant's quarterly report on Form 10-Q for the period ended June 30, 1998).
10.66
Second Amended and Restated Credit Agreement, dated May 28, 1999, among the Registrant, Donaldson, Lufkin & Jenrette Securities Corporation and DLJ Mortgage Capital, Inc., as borrowers, a syndicate of banks named therein, Chase Securities Inc., as arranger, The Chase Manhattan Bank and Donaldson, Lufkin & Jenrette Securities Corporation, as syndication agents, The Bank of New York, as administrative agent, DLJMC, as collateral agent and payment agent, The First National Bank of Chicago, as documentation agent, and DLJSC, as collateral agent and payment agent (Incorporated by reference to Exhibit 10.95 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

11.1	Statement re: computation of basic earnings per share.*
11.2	Statement re: computation of diluted earnings per share.*
12.1	Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends.*
21.1	Subsidiaries of the Registrant.*
23.1	Consent of KPMG LLP.*
24.1	Power of Attorney.*

*
Filed herewith.

†
This exhibit is a management contract or a compensatory plan or arrangement.

(b) Reports on Form 8-K

    On October 26, 2000, we filed a Current Report on Form 8-K reporting the proposed acquisition of Donaldson, Lufkin & Jenrette, Inc. by Credit Suisse Group (Item 2).

    On November 7, 2000, we filed a Current Report on Form 8-K reporting the consummation of the acquisition of Donaldson, Lufkin & Jenrette, Inc. by Credit Suisse Group and including certain pro forma and historical financial statements and, on November 17, 2000, we updated the pro forma and historical financial statements included in our Form 8-K filed on November 7, 2000 (Items 1, 2, 5 and 7).

    On February 14, 2001, we filed a Current Report on Form 8-K attaching our press release announcing fourth quarter and full year financial results and information for CSFBdirect (Item 5).

    On March 19, 2001, we filed a Current Report on Form 8-K including an excerpt from a Credit Suisse Group press release relating to our full year financial results and attaching a press release of CSFBdirect announcing the closing of its Parsippany, New Jersey call center and related staff reductions (Item 5).

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
ITEMS 14(a)(1) AND 14(a)(2)

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Credit Suisse First Boston (USA), Inc.

We have audited the accompanying consolidated statements of financial condition of Credit Suisse First Boston (USA), Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, and the related financial statement schedule. These consolidated financial statements and related financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Credit Suisse First Boston (USA), Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
New York, New York

February 8, 2001,
except as to Notes 21 and 22, which are as of March 26, 2001

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
(Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries)

Consolidated Statements of Financial Condition

(In thousands, except share and per share data)

ASSETS

	December 31, 2000	December 31, 1999
Cash and cash equivalents	$2,758,390	$2,020,543
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	4,968,705	196,249
Collateralized short-term agreements:
Securities purchased under agreements to resell	40,067,879	29,538,141
Securities borrowed	77,304,516	30,348,609
Receivables:
Customers	10,096,211	8,671,447
Brokers, dealers and other	9,939,024	5,978,065
Note receivable from parent	3,100,000	—
Financial instruments owned, at value:
U.S. government and agencies (includes securities pledged as collateral of $14,272,177)	20,784,979	14,543,947
Corporate debt (includes securities pledged as collateral of $6,074,305)	13,146,716	5,379,440
Foreign sovereign debt	571,029	3,018,175
Mortgage whole loans (includes securities pledged as collateral of $4,136,383)	6,870,172	1,848,391
Equities (includes securities pledged as collateral of $9,325,965)	15,332,579	2,665,109
Other	1,851,167	527,358
Long-term corporate development investments	1,031,339	1,432,669
Federal income taxes receivable	489,790	—
Net deferred tax asset	1,820,857	621,389
Office facilities at cost (net of accumulated depreciation and amortization of $723,365 and $364,006, respectively)	990,653	573,878
Other assets and deferred amounts	1,840,476	1,588,555
Goodwill	312,770	60,117

Total Assets	$213,277,252	$109,012,082

See accompanying notes to consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
(Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries)

Consolidated Statements of Financial Condition

(In thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2000	December 31, 1999
Commercial paper and short-term borrowings	$20,818,494	$1,358,188
Collateralized short-term financings:
Securities sold under agreements to repurchase	71,063,703	56,474,394
Securities loaned	35,597,774	11,541,759
Payables:
Customers	12,118,763	7,792,857
Brokers, dealers and other	14,213,823	4,780,631
Financial instruments sold not yet purchased, at value:
U.S. government and agencies	22,144,902	7,530,070
Corporate debt	4,115,817	624,639
Equities	3,421,407	3,876,869
Other	2,933,913	911,950
Accounts payable and accrued expenses	7,488,068	3,295,448
Other liabilities	1,397,101	1,408,945
Long-term borrowings	11,257,516	5,309,090
Company-obligated mandatorily redeemable trust securities of subsidiary trust holding solely debentures of the Company	200,000	200,000
Stockholders' Equity:
Preferred stock, 50,000,000 shares authorized:
Series A Preferred Stock, at $50.00 per share liquidation preference (4,000,000 shares issued and outstanding)	200,000	200,000
Series B Preferred Stock, at $50.00 per share liquidation preference (3,500,000 shares issued and outstanding)	175,000	175,000
Common Stock, 1,500,000,000 shares authorized:
CSFB (USA) Common Stock ($0.10 par value; 500,000,000 shares authorized; 1,000 shares issued and outstanding)	—	—
CSFBdirect Common Stock ($0.10 par value; 500,000,000 shares authorized; 18,400,000 shares issued and outstanding; 84,250,000 notional shares in respect of CSFB (USA)'s retained interest)	1,840	1,840
Paid-in capital	5,072,215	1,322,540
Retained earnings	1,064,413	2,205,818
Accumulated other comprehensive income (loss)	(7,497)	2,044
Employee deferred compensation stock trust	—	13,591
Common stock issued to employee deferred compensation trust	—	(13,591)

Total stockholders' equity	6,505,971	3,907,242

Total Liabilities and Stockholders' Equity	$213,277,252	$109,012,082

See accompanying notes to consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
(Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries)

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Years Ended December 31,
	2000	1999	1998
Revenues:
Commissions	$1,467,357	$1,200,695	$854,679
Underwritings	959,932	1,246,442	1,043,526
Fees	2,078,380	1,611,935	1,191,655
Interest, net of interest expense of $8,161,465, $4,839,810 and $4,501,242, respectively	764,337	585,063	733,257
Principal transactions-net:
Trading	633,774	718,589	(58,596)
Investment	94,570	107,321	126,031
Other	71,254	85,979	60,639

Total net revenues	6,069,604	5,556,024	3,951,191

Expenses:
Compensation and benefits	4,254,122	3,105,389	2,231,655
Communications and technology	565,418	445,218	314,624
Brokerage, clearing, exchange fees and other	376,985	313,785	258,625
Occupancy and related costs	255,453	178,933	143,832
Professional fees	295,319	158,744	111,163
Restructuring and other merger-related costs	1,104,291	—	—
Other operating expenses	740,180	400,455	290,792

Total expenses	7,591,768	4,602,524	3,350,691

Income (loss) before provision (benefit) for income taxes and extraordinary items	(1,522,164)	953,500	600,500

Provision (benefit) for income taxes	(458,074)	352,800	229,700

Income (loss) before extraordinary items	(1,064,090)	600,700	370,800
Loss on early extinguishment of debt, net of tax benefit of ($5,047)	(11,722)	—	—

Net income (loss)	$(1,075,812)	$600,700	$370,800

Dividends on preferred stock	$21,155	$21,180	$21,310

Earnings (loss) applicable to common shares	$(1,096,967)	$579,520	$349,490

See accompanying notes to consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
(Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries)

Consolidated Statements of Operations (Continued)

(In thousands, except share and per share data)

	Years Ended December 31,
	2000	1999	1998
Earnings (loss) applicable to common shares:
CSFB (USA):
Income (loss) before extraordinary item	$(1,083,826)	$580,423	$349,490
Extraordinary loss, net of tax	(11,722)	—	—

Net income (loss)	$(1,095,548)	$580,423	$349,490

CSFBdirect	$(1,419)	$(903)	***

Earnings (loss) per common share:
CSFB (USA)—Basic and Diluted:
Income (loss) before extraordinary item	$(1,083,826)	$580,423	$349,490
Extraordinary loss, net of tax	(11,722)	—	—

Net income (loss)	$(1,095,548)	$580,423	$349,490

CSFBdirect
Basic	$(0.08)	$(0.05)	***
Diluted	$(0.08)	$(0.05)	***

Weighted average common shares:
CSFB (USA)
Basic and Diluted	1,000	1,000	1,000

CSFBdirect
Basic	18,400,000	18,400,000	***
Diluted	18,400,000	18,400,000	***

    Subsequent to the Acquisition by CSG of 100% of the shares of the Company's voting common stock designated CSFB (USA) Common Stock, existing shares were canceled and the Company issued 1,000 shares of common stock to its parent. All computations of basic and diluted earnings per share have been adjusted retroactively for all periods presented to reflect the change in capital structure. Basic and diluted earnings per share are the same for all periods presented.

***
CSFBdirect shares were issued in May 1999.

See accompanying notes to consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
(Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries)

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2000, 1999 and 1998
(In thousands, except per share data)

	Preferred Stock	CSFB (USA) Common Stock	CSFBdirect Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balances at December 31, 1997	$200,000	$—	$—	$519,366	$1,338,220	$3,904	$2,061,490
Net income	—	—	—	—	370,800	—	370,800
Translation adjustment	—	—	—	—	—	(595)	(595)
Total comprehensive income							370,205
Dividends:
CSFB (USA) Common Stock ($62,500 per share)	—	—	—	—	(30,000)	—	(30,000)
Preferred stock ($2.84 per share)	—	—	—	—	(21,310)	—	(21,310)
Issuance of Series B Preferred Stock	175,000	—	—	—	—	—	175,000
Sale of common stock to AXA Financial and AXA, S.A.	—	—	—	300,000	—	—	300,000
Exercise of stock options	—	—	—	22,500	—	—	22,500
Tax benefit on exercise of stock options	—	—	—	15,488	—	—	15,488
Conversion of restricted stock units	—	—	—	25,428	—	—	25,428
Tax benefit on distribution of employee stock trust	—	—	—	8,898	—	—	8,898

Balances at December 31, 1998	375,000	—	—	891,680	1,657,710	3,309	2,927,699
Net income	—	—	—	—	600,700	—	600,700
Translation adjustment	—	—	—	—	—	(1,265)	(1,265)
Total comprehensive income							599,435
Net proceeds from issuance of CSFBdirect Common Stock	—	—	1,840	344,751	—	—	346,591
Dividends:
CSFB (USA) Common Stock ($62,500 per share)	—	—	—	—	(31,412)	—	(31,412)
Preferred stock ($2.82 per share)	—	—	—	—	(21,180)	—	(21,180)
Exercise of stock options	—	—	—	35,443	—	—	35,443
Tax benefit on exercise of stock options	—	—	—	37,652	—	—	37,652
Conversion of restricted stock units	—	—	—	13,014	—	—	13,014

Balances at December 31, 1999	375,000	—	1,840	1,322,540	2,205,818	2,044	3,907,242
Net loss	—	—	—	—	(1,075,812)	—	(1,075,812)
Translation adjustment	—	—	—	—	—	(9,541)	(9,541)
Total comprehensive loss							(1,085,353)
Issuance of shares in consideration of transfer of CSFB Corp.	—	—	—	2,537,976	—	—	2,537,976
Dividend of DLJ Asset Management Group to parent	—	—	—	—	(28,473)	—	(28,473)
Dividends:
CSFB (USA) Common Stock ($31,250 per share)	—	—	—	—	(15,965)	—	(15,965)
Preferred stock ($2.82 per share)	—	—	—	—	(21,155)	—	(21,155)
CSG Share Plan Activity	—	—	—	298,648	—	—	298,648
Exercise of stock options	—	—	—	373,140	—	—	373,140
Tax benefit on exercise of stock options	—	—	—	406,447	—	—	406,447
Tender shares to employee trust	—	—	—	122,724	—	—	122,724
Conversion of restricted stock units	—	—	—	10,740	—	—	10,740

Balances at December 31, 2000	$375,000	$—	$1,840	$5,072,215	$1,064,413	$(7,497)	$6,505,971

See accompanying notes to consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
(Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2000, 1999 and 1998

	2000	1999	1998
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(1,075,812)	$600,700	$370,800
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Extraordinary loss on early extinguishment of debt	16,769	—	—
Depreciation and amortization	159,935	105,897	84,802
CSG Share Plan activity	298,648	—	—
Shares tendered to employee trust	122,724	—	—
Deferred taxes	(496,449)	(131,746)	27,943
Decrease (increase) in unrealized appreciation of long-term corporate development investments	17,953	(71,464)	(8,939)
Foreign currency translation adjustment	(9,541)	(1,265)	(595)
(Increase) decrease in operating assets:
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	(4,772,456)	846,976	(211,132)
Securities purchased under agreements to resell	(2,878,242)	(17,947,110)	5,463,657
Securities borrowed	(46,955,907)	(6,380,970)	(3,369,000)
Receivables from customers	(1,424,764)	(2,853,442)	(1,689,266)
Receivables from brokers, dealers and other	(3,960,959)	(1,499,251)	(1,046,915)
Financial instruments owned, at value	(30,574,222)	(14,815,313)	3,340,614
Federal income taxes receivable	(71,791)	—	—
Net deferred tax asset	(703,019)	(131,746)	27,943
Other assets and deferred amounts	(215,977)	(22,390)	(387,058)
Increase (decrease) in operating liabilities:
Securities sold under agreements to repurchase	2,878,242	17,947,110	(5,463,657)
Securities loaned	24,056,015	4,219,573	(365,230)
Payables to customers	4,325,906	1,571,148	1,806,838
Payables to brokers, dealers and other	9,433,192	1,101,957	109,674
Financial instruments sold not yet purchased, at value	19,672,511	4,004,579	(1,516,951)
Accounts payable and accrued expenses	4,192,620	1,070,261	163,282
Other liabilities	(11,844)	522,233	245,320

Net cash used in operating activities	$(27,976,468)	$(11,864,263)	$(2,417,870)

See accompanying notes to consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
(Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries)
Consolidated Statements of Cash Flows- (Continued)

For the Years Ended December 31, 2000, 1999 and 1998

	2000	1999	1998
	(In thousands)
Cash flows from investing activities:
Net (payments for) proceeds from:
Note receivable from parent	$(3,100,000)	$—	$—
Transfer of CSFB Corp. from parent	2,537,976	—	—
Acquisition of goodwill, net	(262,454)	—	—
Purchases of long-term corporate development investments	(393,592)	(987,993)	(347,033)
Sales of long-term corporate development investments	776,969	100,544	197,990
Office facilities	(560,135)	(226,817)	(145,742)
Other assets	(42,718)	(272,547)	(39,217)

Net cash used in investing activities	(1,043,954)	(1,386,813)	(334,002)

Cash flows from financing activities:
Net proceeds from (payments for):
Short-term financings	23,519,877	12,066,563	1,728,652
Issuance (repayments) of:
CSFBdirect Common Stock	—	346,591	—
Senior notes	503,781	649,637	893,552
Senior secured floating rate notes	(295,692)	(154,308)	450,000
Subordinated exchange notes	(241,769)	—	—
Subordinated revolving credit agreement	—	—	(325,000)
Subordinated loan agreements	4,150,000	—	—
Global floating rate notes	746	—	448
Medium-term notes	1,643,652	1,183,212	349,337
Structured notes	168,889	148,644	—
Other long-term debt	2,050	(98)	(14,493)
Cash dividends	(37,120)	(52,592)	(51,310)
Dividend of DLJAM to parent	(28,473)	—	—
Sale of common stock to AXA Financial and AXA, S.A.	—	—	300,000
Issuance of Series B preferred stock	—	—	175,000
Exercise of stock options	372,328	34,717	21,775

Net cash provided by financing activities	29,758,269	14,222,366	3,527,961

Increase in cash and cash equivalents	737,847	971,290	776,089
Cash and cash equivalents at beginning of period	2,020,543	1,049,253	273,164

Cash and cash equivalents at end of period	$2,758,390	$2,020,543	$1,049,253

Supplemental Statement of Cash Flows Information
Supplemental schedule of noncash investing and financing activities:
Transfer of CSFB Corp. from parent
Fair value of assets acquired	$168,386,550
Less: liabilities assumed	165,848,574

Transfer of CSFB Corp. from parent	$2,537,976

See accompanying notes to consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
(Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries)

Notes to Consolidated Financial Statements

December 31, 2000

1.  Merger and Organization

    On August 30, 2000, Credit Suisse Group ("CSG"), a corporation organized under the laws of Switzerland, agreed to acquire Donaldson, Lufkin & Jenrette, Inc. and subsidiaries ("DLJ, Inc.") (the "Acquisition"). Pursuant to a tender offer, a CSG subsidiary purchased all the outstanding shares of DLJ, Inc.'s common stock of the series designated Donaldson, Lufkin & Jenrette, Inc.—DLJ Common Stock for a purchase price of $90 per share. After the shares were tendered, the shares held by AXA, S.A., DLJ, Inc.'s ultimate parent at the time, and certain affiliates of AXA, were purchased by the CSG subsidiary. On November 3, 2000 (the "closing date"), DLJ, Inc. became an indirect wholly-owned subsidiary of CSG. Any unexercised or unvested stock options of the Company as of the closing date were converted into CSG stock options. The Acquisition did not have an effect on the outstanding shares of CSFBdirect tracking stock, the series formerly designated Donaldson, Lufkin & Jenrette—DLJdirect Common Stock. After the Acquisition, DLJ, Inc. and DLJdirect changed their names to Credit Suisse First Boston (USA), Inc. and CSFBdirect, respectively. All references in these financial statements to DLJ, Inc. and DLJdirect have been changed to CSFB (USA) and CSFBdirect, respectively. CSFB (USA) and subsidiaries are herein referred to as the Company.

    CSG accounted for the Acquisition using the purchase method of accounting. However, since the Company has significant preferred stock and public debt outstanding, no adjustments of the historical carrying values of the Company's assets and liabilities to reflect the Acquisition were recorded in the Company's historical financial statements. Similarly, although the Acquisition gave rise to goodwill, none of this goodwill was "pushed down" to the Company, and thus goodwill associated with the Acquisition will not affect the Company's results of operations.

    In connection with the Acquisition, a retention plan has been put in place for certain of the Company's employees. The retention plan provides for grants of CSG shares for future services and forgiveness of certain employee loans. The CSG shares granted for future services and forgiveness of loans generally vest over a three-year period. The total expense associated with these items is $1.3 billion, which is being expensed over the vesting period which began as of the closing date. Approximately $100 million has been recorded in the accompanying consolidated statement of operations related to retention awards for the year ended December 31, 2000.

2.  Transfer of Credit Suisse First Boston Corporation to the Company

    On November 3, 2000, in conjunction with the closing of the Acquisition, the Company's immediate parent, Credit Suisse First Boston, Inc. ("CSFBI" or the "parent"), transferred all of the outstanding shares of Credit Suisse First Boston Corporation ("CSFB Corp."), a U.S. registered broker dealer that was a direct wholly-owned subsidiary of CSFBI, to the Company in exchange for newly issued shares of the Company. This was the final step in a series of transfers (collectively, the "Transfer") that was initiated by CSG and the Company on October 6, 2000 with a view to integrating their respective businesses. In connection with the Transfer, CSFB Corp. and certain of its affiliates made an aggregate cash payment approximating $4.5 billion to the Company and its subsidiaries in exchange for the fair market value of financial instruments. In addition to the foregoing transaction, the Company has transferred and will continue to transfer certain financial assets and liabilities to CSG-related entities. The consideration received and to be received for such transactions was and will be the fair market value of the financial assets and liabilities at, and on, the date of transfer. As a result of the Transfer, CSFB Corp. became a direct wholly-owned subsidiary of the Company. Since the transfer of CSFB Corp. was between entities under common control, it has been accounted for at historical cost in the accompanying consolidated financial statements. Accordingly, operating results of CSFB Corp. have been included in the Company's consolidated financial statements from the date of the Transfer.

    The following unaudited pro forma consolidated and condensed results of operations are presented as if the transfer of CSFB Corp. had occurred at the beginning of each of the years ended December 31, 2000 and 1999. These pro forma results are not necessarily indicative of what the actual combined results of operations might have been if this transfer had been effective at the beginning of the periods presented.

	Years Ended December 31,
Pro Forma (Unaudited)	2000	1999
	(In millions)
Net revenues	$9,686	$8,403

Net income (loss)	$(787)	$617

3.  Summary of Significant Accounting Policies

    The consolidated financial statements include Credit Suisse First Boston (USA), Inc. (formerly Donaldson, Lufkin & Jenrette, Inc.) and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Prior to the Acquisition by CSG as described in Note 1, the Company was a majority-owned subsidiary of AXA Financial Inc. ("AXA Financial") and its subsidiaries.

    The Company is a leading, integrated investment and merchant bank serving institutional, corporate, government and individual clients. The Company's businesses include securities underwriting; sales and trading; investment and merchant banking; financial advisory services; investment research; venture capital; correspondent brokerage services; online, interactive brokerage services; and derivatives and risk management products.

    To prepare consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management must estimate certain amounts that affect the reported assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates.

    Substantially all of the Company's financial assets and liabilities, as well as financial instruments with off-balance sheet risk, are carried at market or fair values or are carried at amounts that approximate fair value because of their short-term nature, except for mortgage whole loans and senior bank debt, which are carried at the lower of cost or market. Fair value is estimated at a specific point in time, based on relevant market information or the value of the underlying financial instrument. These estimates do not generally reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument.

    Cash equivalents include all demand deposits held in banks and certain highly liquid investments with maturities of 90 days or less, other than those held for sale in the ordinary course of business.

    Securities sold under agreements to repurchase ("repurchase agreements") and securities purchased under agreements to resell ("resale agreements") are treated as financing arrangements and are carried at contract amounts that reflect the amounts at which the securities will be subsequently repurchased or resold. Interest on such contract amounts is accrued and is included in the accompanying consolidated statements of financial condition in receivables from and payables to brokers, dealers and other. Certain repurchase and resale agreements are considered operating activities for the purposes of the consolidated statements of cash flows. The Company takes possession of the assets purchased under resale agreements and obtains additional collateral when the market value falls below the contract value. Repurchase and resale agreements are presented net in the consolidated statements of financial condition, if they are with the same counterparty, have the same maturity date, settle through the same clearing bank, and are subject to master netting agreements.

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

    Investment banking underwriting revenues and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent, are recorded in underwritings in the consolidated statements of operations. Investment banking revenues from fees earned for providing merger and acquisition and other advisory services are recorded in fees in the consolidated statements of operations. Investment banking underwriting fees are recorded at the time the underwriting is substantially completed. Commissions are recorded in the consolidated statements of operations on a settlement date basis and, if significant, adjustments are made to a trade date basis.

    Principal securities transactions are generally recorded on a trade date basis. Trading and investment inventories, including securities not readily marketable and retained interests from securitizing financial assets, are valued at market, except for a portfolio of mortgage whole loans and senior bank debt, which is based on quoted market prices or estimated fair value as determined by management through the use of price quotes from brokers or dealers, discounted expected cash flows, or model pricing. Unrealized gains and losses on trading in investment inventories, retained interests from securitizations, futures, forwards, interest rate swaps and option contracts are reflected in principal transactions-net, in the consolidated statements of operations. Customer securities and commodities transactions are recorded on a settlement date basis with related commission income and expenses reported on a trade date basis.

    Receivables from and payables to customers include amounts due on cash and margin transactions. For receivables, securities owned by customers are held as collateral totaling $40.5 billion. Such collateral is not reflected in the consolidated financial statements.

    U.S. government and agency securities, mortgage-backed securities, options, forward and futures transactions and certain other debt and equity securities are recorded in the consolidated financial statements on a trade date basis. All other securities are recorded on a settlement date basis and, if significant, adjustments are made to a trade date basis.

    Other than long-term corporate development investments and certain non-investment grade holdings, which are recorded at estimated fair value, and mortgage whole loans and senior bank debt, which are carried at lower of cost or market, financial instruments owned are carried at market value. Changes in unrealized appreciation (depreciation) arising from fluctuations in market or fair value or upon realization of security positions are reflected in principal transactions-net, trading revenues, in the consolidated statements of operations.

    Long-term corporate development investments represent the Company's involvement in private debt and equity investments. These investments generally have no readily available market or may be otherwise restricted as to resale under the Securities Act of 1933; therefore, these investments are carried at estimated fair value. The cost of these investments was $1.0 billion at year-end 2000 and $1.4 billion at year-end 1999. In 2000, net unrealized appreciation of long-term corporate development investments decreased $17.9 million. In 1999 and 1998, the increase in net unrealized appreciation amounted to $71.5 million and $8.9 million, respectively. Changes in net unrealized appreciation arising from changes in fair value or upon realization are reflected in principal transactions-net, investment revenues in the consolidated statements of operations.

    Office facilities are carried at cost and are depreciated on a straight-line basis over the estimated useful life of the related assets, ranging from three to eight years. Leasehold improvements are amortized over the lesser of the useful life of the improvement or term of the lease. Exchange memberships owned by the Company are included in other assets in the consolidated statements of financial condition and are carried at cost.

    Goodwill consists primarily of historical amounts related to CSFB Corp. that arose prior to its transfer to the Company by CSFBI. The goodwill is being amortized over a 20-year life through 2015 at a current annual rate of approximately $26.5 million.

    Changes in unrealized gains and losses, as well as realized gains and losses on all derivative instruments (options, forward and futures contracts and swaps), are included in principal transactions-net, trading revenues, in the consolidated statements of operations. Related offsetting amounts are included in receivables from or payables to brokers, dealers and other in the consolidated statements of financial condition. Fair value of certain written options includes any deferred unamortized premiums. Such premiums are recognized over the life of the option contracts on a straight-line basis or are recognized through the change in the fair value of the option in principal transactions-net, trading revenues in the consolidated statements of operations. Swap transactions entered into for non-trading purposes to modify the interest rate and currency exposure associated with certain long-term debt issued by the Company are accounted for on an accrual basis. Under the accrual basis, the net amount to be received or paid is accrued as part of interest expense in the consolidated statements of operations. Cash flows from derivative instruments are included as operating activities in the consolidated statements of cash flows.

    Assets and liabilities of foreign subsidiaries denominated in foreign currencies are translated at exchange rates prevailing at the date of the consolidated statements of financial condition. Revenues and expenses are translated at average exchange rates during the period. Gains and losses from translating foreign currency financial statements into U.S. dollars are included as accumulated other comprehensive income (loss) in stockholders' equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations.

    Prior to the Acquisition described in Note 1, the Company filed its own U.S. consolidated federal income tax return. After the Acquisition, the Company will be included in a consolidated federal income tax return and unitary state and local income tax returns filed by the parent. The parent allocates federal, state and local income taxes to its subsidiaries on a separate return basis.

    The Company accounts for stock-based compensation related to equity-based awards in shares or stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Basic and diluted earnings per common share amounts for both classes of the Company's stock are calculated by dividing earnings applicable to common shares (net income less preferred dividends) by the weighted average common shares outstanding. Basic earnings per share excludes the dilutive effects of stock options, non-vested restricted stock units and convertible debt. Diluted earnings per share reflect all potentially dilutive securities. Subsequent to the Acquisition by CSG of all of the CSFB (USA) Common Stock, existing shares were canceled and the Company issued 1,000 shares of common stock to its parent. All computations of basic and diluted earnings per share have been adjusted retroactively for all periods presented to reflect the change in capital structure. Basic and diluted earnings per share are the same for all periods presented.

    In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method had been applied.

    Certain reclassifications have been made to prior year consolidated financial statements to conform to the 2000 presentation.

4.  Restructuring and Other Merger-Related Costs

    Restructuring and other merger-related costs included in the accompanying consolidated statements of operations for the year ended December 31, 2000 are as follows:

	Restructuring Costs	Merger-Related Costs	Total
	(In millions)
Compensation and benefits	$658	$244	$902
Occupancy and related costs	85	—	85
Technology costs	74	—	74
Professional fees and other	25	18	43

	$842	$262	$1,104

    In connection with the Acquisition, CSFBI established an exit plan (the "Plan") to mandate the major actions to be taken to exit certain businesses and activities, terminate certain employees, and abandon or sell for salvage certain leasehold improvements, capitalized software and equipment. The exit activities undertaken pursuant to the Plan resulted in the Company and other subsidiaries of CSFBI incurring certain restructuring and merger-related costs and employee termination benefit payments that have no future economic benefit and that are not associated with generating future revenue. The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. All of these amounts were determined in accordance with the guidelines included in Emerging Issues Task Force 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of." These are costs that are not associated with future revenues and are either incremental or contractual with no economic benefit. None of the amounts included in the restructuring costs represent operating losses or income. As of December 31, 2000, restructuring costs of $367 million have been paid. All components of these restructuring costs will be funded from working capital and will not require any incremental funding source. It is expected that the Plan will be fully executed by December 2001.

    Merger-related costs include one-time transactions costs of $100 million related to retention awards as described in Note 1 and $123 million of compensation cost related to the tendering of shares of the Company's common stock included in the employee trust described in Note 16. The direct and incremental costs of closing the merger are also included in merger-related costs and primarily reflect legal fees.

5.  Issuance of CSFBdirect Common Stock

    CSFBdirect represents a combination of the assets and liabilities of the Company's online discount brokerage and related investment services business, rather than a separately incorporated entity. CSFBdirect Common Stock tracks the separate performance of these businesses for periods subsequent to the date of the offering ("Tracking Stock"). On May 28, 1999, the Company issued in an initial public offering 18.4 million shares of CSFBdirect Common Stock (formerly known as DLJdirect Common Stock). Prior to issuing the Tracking Stock, the Company's existing common stock was designated as CSFB (USA) Common Stock to reflect the performance of the Company's primary businesses, i.e., Investment Banking, Fixed Income, Equity and Financial Services, plus a retained interest in CSFBdirect. All of the Company's businesses other than those included in CSFBdirect, plus the Company's retained interest in CSFBdirect, are referred to as CSFB (USA). Holders of the Tracking Stock are common stockholders of the Company but have no voting rights, except in certain limited circumstances, and will be subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Earnings applicable to common shares for CSFB (USA) includes a 100% retained interest in CSFBdirect for periods prior to the closing date of the initial public offering of the Tracking Stock, and 82.1% for subsequent periods.

6.  Related Party Transactions

    Prior to the Acquisition, the Company provided brokerage services including clearance, investment banking and related activities for AXA Financial and certain of its affiliates. The amounts related to such activities are not significant.

    For the years ended December 31, 2000, 1999 and 1998 dividends on common stock paid or accrued to AXA Financial were $11.1 million, $22.2 million and $21.7 million, respectively.

    In the normal course of business, CSFB Corp. enters into transactions with affiliated companies. Total assets and total liabilities at December 31, 2000 include $5.6 billion and $47.7 billion, respectively, resulting from these transactions. Revenues and expenses for the year ended December 31, 2000 include $57.5 million and $369.8 million, respectively, resulting from these transactions. Included in these transactions are revenues and expenses resulting from various securities trading, investment banking and financing activities with certain affiliates, as well as fees for administrative services performed by CSFB Corp. under the terms of a management fee arrangement. Such fees are treated as a reduction of expenses in the consolidated statement of operations.

    Pursuant to an agreement, CSFB Corp. paid at cost, without recourse, to the parent for the right, title and interest in certain assets aggregating $411.6 million at December 31, 2000.

    The Credit Suisse Group Share Plan (the "Plan") provides for equity based awards to the Company's employees based on Credit Suisse Group registered shares. Pursuant to the Plan, employees of the Company may be granted, as compensation, stock or other equity based awards. The provisions of the Plan include a provision to deliver Credit Suisse Group registered shares to the employees as consideration for services performed. To the extent that the parent does not require reimbursement from the Company for these awards, amounts are recorded as paid-in capital. Amounts contributed by the parent relating to compensation expense for 2000 were $298.6 million. In addition, approximately $173.0 million as of December 31, 2000 related to these plans remained to be expensed in future periods.

    In conjunction with the Acquisition, CSFBI obtained a $3.1 billion loan from the Company that matures on November 1, 2001 and bears interest at a market rate based on LIBOR.

7.  Cash and Securities Segregated Under Federal and Other Regulations

    In compliance with the Commodities Exchange Act, the Company segregates funds deposited by customers and funds accruing to customers as a result of trades or contracts. As of December 31, 2000 and 1999, cash and securities aggregating $985.1 million and $122.0 million, respectively, were segregated or secured in separate accounts on behalf of customers.

    In addition, U.S. Treasury securities with a market value of $3.9 billion as of December 31, 2000 were segregated in a special reserve bank account to benefit customers as required by Rule 15c3-3 of the Securities and Exchange Commission.

8.  Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

    Effective December 31, 2000, the Company adopted Statement of Financial Accounting Standard No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of

Liabilities" ("SFAS 140"), a replacement of Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). As of December 31, 2000, the fair market value of assets that the Company has pledged to counterparties was $165.6 billion. These assets consist primarily of trading securities where the counterparty has the right to re-pledge or sell the security. The Company has also received similar assets as collateral where they have the right to re-pledge or sell the assets. As of December 31, 2000, the fair market value of the assets received was $155.5 billion. The Company routinely re-pledges or lends these assets to third parties.

    The remaining provisions of SFAS 140 are required to be adopted for transactions occurring after March 31, 2001. The amended provisions generally relate to the criteria determining whether the transferor has relinquished control of assets and therefore, determining if the transfer should be accounted for as a sale. Management is currently evaluating the specific impact of the remaining provisions of SFAS 140 to be adopted as of March 31, 2001.

    Management believes the adoption of the remaining provisions of SFAS 140 will not have a significant impact on the Company's earnings, liquidity or capital resources. The actual assessment of the impact on the Company's results of operations and financial position will be based on transactions occurring after March 31, 2001, in accordance with SFAS 140.

    The Company enters into various transactions whereby commercial and residential mortgages are sold to qualifying trust or special purpose trusts and securitized. Beneficial interests in those trusts are sold to investors. At December 31, 2000, the Company did not retain any interest in the securitized assets. The investors and the securitization trusts have no recourse to the Company's other assets for failure of debtors to pay when due.

    During 2000 the Company sold $6.0 billion in residential mortgages and $2.4 billion in commercial mortgage receivables in securtization transactions. Net gains and losses recognized on these transactions were negligible as the transactions are typically fully hedged.

    During the year the Company had retained interests in securitizations. The value of the retained interests were subject to credit, prepayment and interest rate risks on the transferred loans. The Company estimates fair value based upon the following assumptions:

	Commercial Mortgage Loans	Residential Mortgage Loans
Weighted-average life (in years)	2.2 to 2.6	3.9 to 11.75
Prepayment Speed Assumption	N/A	175 to 250 PSA
Floating Interest Rate/Cash Flow Discount Rate	Libor+/-Speed	12.12%
Expected credit losses	0%	0%

    Expected credit losses are assumed to be zero as generally the underlying mortgages are secured by real property.

9.  Borrowings

    Short-term borrowings are generally demand obligations with interest approximating Federal funds rates. Such borrowings are generally used to facilitate the securities settlement process, to finance securities inventories, and to finance securities purchased by customers on margin. At December 31, 2000 and 1999, there were no borrowings secured by Company-owned securities.

    Short-term borrowings and repurchase agreements:

	December 31,		Weighted Average Interest Rates December 31,
	2000	1999	2000	1999
	(In millions)
Securities sold under repurchase agreements	$71,064	$56,474	6.28%	4.38%
Bank loans	$19,621	$172	7.51%	6.44%
Borrowings from other financial institutions	$1,197	$1,186	6.50%	6.21%

    The Company has established a $2.0 billion commercial paper program. Obligations issued under this program are exempt from registration under Section 3(a)(3) of the Securities Act of 1933, as amended (the "Securities Act"). At December 31, 2000, $1.2 billion of commercial paper was outstanding under this program.

    Long-term borrowings:

	December 31,
	2000	1999
	(In thousands)
Senior notes 5.875%-8.00%, due various dates through 2008	$2,544,454	$2,040,673
Medium-term notes 0.62%-7.60%, due various dates through 2016	3,873,511	2,229,859
Senior secured floating rate notes, due 2005	—	295,692
Global floating rate notes, due 2002	349,551	348,805
Subordinated exchange notes, 9.58% due 2003	—	225,000
Structured borrowings, 6.63%-7.41% due various dates through 2007	317,533	148,644
Other	22,467	20,417

Subtotal long-term borrowings	$7,107,516	$5,309,090

Subordinated Loan Agreements with the Parent:
Revolving Subordinated Loan Agreements due 2003-2008	2,650,000	—
Equity Subordination Agreements due 2005-2008	1,500,000	—

Subtotal subordinated loan agreements with parent	4,150,000	—
Total long-term borrowings	$11,257,516	$5,309,090

Current maturities of long-term borrowings	$1,485,217	$465,963

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
(Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries)

Notes to Consolidated Financial Statements (Continued)

9.  Borrowings (Continued)

    The subordinated loan agreements with the parent are at floating interest rates and are equivalent to those obtained by the parent for its subordinated borrowings. The weighted average effective interest rate at December 31, 2000 for these borrowings was 7.13%. The fair value of these borrowings approximates the amounts reflected in the consolidated statements of financial condition.

    For the years ended December 31, 2000, 1999, and 1998, interest paid on all borrowings and financing arrangements was $8.4 billion, $4.6 billion, and $4.6 billion, respectively. Interest paid on repurchase agreements was $6.2 billion, $3.1 billion and $3.0 billion, for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000, the Company had entered into interest rate and currency swaps on $4.2 billion of its senior and medium-term notes. Scheduled maturities of all long-term borrowings are as follows:

	December 31,
	2000	1999
	(In thousands)
2000	$—	$465,963
2001	1,485,217	1,033,239
2002	1,463,806	1,216,591
2003	1,522,929	374,531
2004	256,080	272,839
2005	3,121,667	793,824
2006-2016	3,407,817	1,152,103

Total	$11,257,516	$5,309,090

2000 Financings:

    Included in medium-term notes is a foreign exchange transaction gain of $14.3 million, which is offset by a loss of $14.3 million included in payable to brokers, dealers and other.

    In anticipation of the transfer of CSFB Corp., the Company retired $225.0 million of 9.58% Subordinated Exchange Notes for a total consideration of $245.4 million, which includes accrued interest and a premium. As a result of the early redemption of this debt, the Company recorded an after tax loss of $11.7 million as an extraordinary item.

    In April, the Company established a Euro Medium-Term Note program which enables it to issue up to $1.0 billion of notes. During 2000, the Company issued $890.5 million medium-term notes with various maturity dates through 2005 from this program.

    In February, the Company filed a shelf registration statement with the Securities and Exchange Commission which enables the Company to issue up to $3.1 billion of senior debt, subordinated debt securities, preferred stock and warrants. In 2000, the Company issued $869.0 million medium-term notes with various maturity dates through 2007 and $500.0 million of 8% senior notes with various maturity dates through 2005 under this shelf registration statement.

    During 2000, $340.0 million of medium-term notes with various maturity dates through 2005 were issued under a $2.0 billion shelf registration statement established in 1999.

    At December 31, 2000 no borrowings were outstanding under the Company's $2.8 billion (as amended) credit facility with banks, of which $2.38 billion may be borrowed on an unsecured basis.

1999 Financings:

    The Company established a $2.0 billion shelf registration statement of debt securities or preferred stock. During 1999, the Company issued $650.0 million 5.875% Senior Notes due 2002 and $970.2 million of Medium-Term Notes with interest rates ranging from 4.995% to 7.42% that mature at various dates through 2008.

    The Company issued $315.0 million of medium-term notes with interest rates ranging from 5.0% to 7.07% that mature at various dates through 2004 from the $1.0 billion shelf established in 1997.

    The Company purchased $159.0 million of its Senior Secured Floating Rate Notes.

    During 1999, the Company amended its $2.8 billion revolving credit facility to reduce the aggregate commitment of banks thereunder to $2.5 billion, of which $1.9 billion may be borrowed on an unsecured basis. At December 31, 1999, no borrowings were outstanding under this facility.

10.  Income Taxes

    Income taxes (benefits) included in the consolidated statements of operations include the following:

	December 31, 2000	December 31, 1999	December 31, 1998
	(In thousands)
Current:
U.S. Federal	$18,104	$398,501	$128,980
Foreign	5,216	4,844	45,701
State and local	10,008	81,201	27,076

Total current	33,328	484,546	201,757

Deferred:
U.S. Federal	(589,755)	(110,095)	19,019
State and local	93,306	(21,651)	8,924

Total deferred	(496,449)	(131,746)	27,943

Total provision (benefit) for income taxes	$(463,121)	$352,800	$229,700

    The provision (benefit) for income taxes includes a benefit of approximately $5.05 million, from the early extinguishment of debt, which is shown as an extraordinary item in the consolidated statement of operations for the year ended December 31, 2000.

    The following summarizes the difference between the "expected" tax provision (benefit), which is computed by applying the statutory tax rate to income before provision (benefit), for income taxes and the effective provision (benefit), for income taxes which is computed by using the effective tax rate:

	2000		1999		1998
	Amount	Percent of Pre-tax Loss	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income
	(In thousands)		(In thousands)		(In thousands)
Computed "expected" tax provision (benefit)	$(538,627)	35.0%	$333,725	35.0%	$210,175	35.0%
Non-taxable income and expense items	8,352	(0.5)	(19,633)	(2.1)	(3,875)	(0.6)
State and local taxes, net of related federal income tax benefit	67,154	(4.4)	38,708	4.1	23,400	3.9

Provision (benefit) for income taxes	$(463,121)	30.1%	$352,800	37.0%	$229,700	38.3%

    Deferred tax assets and deferred tax liabilities are generated by the following temporary differences:

	2000	1999
	(In thousands)
Deferred tax assets:
Inventory	$55,269	$2,429
Investments	237,093	26,740
Other liabilities and accrued expenses	1,296,069	662,638
Office facilities	11,190	6,384
Net operating loss carryforward	373,102	—
State and local taxes	82,276	—
Valuation allowance for state and local taxes	(82,276)	—
Deferred tax liabilities:
Inventory	(39,721)	—
Investments	(74,554)	(50,478)
Office facilities	(33,609)	(26,313)
Other	(3,982)	(11)

Net deferred tax asset	$1,820,857	$621,389

    Management has determined that the realization of the recognized net deferred tax asset of $1.8 billion at December 31, 2000 is more likely than not, based on anticipated future taxable income. In addition, for federal income tax purposes, the Company has planning strategies available which may enhance its ability to utilize these tax benefits. However, if estimates of future taxable income are reduced, the amount of the deferred tax assets considered realizable could also be reduced. Further, due to uncertainty concerning the Company's ability to generate the necessary amount and mix of state and local taxable income in future periods, the Company has established a valuation allowance against these future benefits in the amount of $82 million at December 31, 2000.

    The Company has federal net operating loss carryforwards which, if unutilized, will expire in 2019 and 2020.

    In 2000, 1999 and 1998, respectively, the Company paid $100.0 million, $273.8 million and $101.3 million in Federal income taxes, including $5.1 million and $4.1 million in 2000 and 1998, respectively, of Federal income tax equivalents, to AXA Financial. The U.S. Federal income tax benefit allocated from the parent company amounted to $0.5 million at December 31, 2000.

11.  Net Capital

    The Company's principal wholly-owned subsidiaries, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") and CSFB Corp., are registered broker-dealers, registered futures commission merchants and member firms of The New York Stock Exchange, Inc. (the "NYSE"). Accordingly, individually they are subject to the minimum net capital requirements of the Securities and Exchange Commission, NYSE and the Commodities Futures Trading Commission. As such, they are subject to NYSE's net capital rule, which conforms to the Uniform Net Capital Rule pursuant to Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the alternative method permitted by this rule, the required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds, whichever is greater. If a member firm's capital is less than four percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm's net capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. At December 31, 2000 DLJSC's and CSFB Corp.'s net capital of approximately $1.6 billion and $1.2 billion, respectively, were 17.7 percent and 40.4 percent, respectively, of aggregate debit balances and in excess of the minimum requirement by approximately $1.4 billion and $1.2 billion, respectively.

    The Company's London-based broker-dealer subsidiaries are subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Other U.S. and foreign broker-dealer subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At December 31, 2000, the Company and its broker-dealer subsidiaries complied with all applicable regulatory capital adequacy requirements.

12.  Derivative Financial Instruments

    The Company enters into various transactions involving derivatives. In general, derivatives are contractual agreements that derive their values from the performance of underlying assets, interest or currency exchange rates, or a variety of indices. The Company enters into derivative transactions primarily for trading purposes, or to provide products for its clients. These transactions involve options, forwards, futures and swaps. The Company also enters into interest rate and currency swaps to modify the characteristics of periodic interest payments and foreign currency exposure associated with some of its long-term debt obligations.

  Options

    The Company writes option contracts specifically designed to meet customers' needs. Most of the options do not expose the Company to credit risk since the Company, not its counterparty, is obligated to perform. At the beginning of the contract period, the Company receives a cash premium. During the contract period, the Company bears the risk of unfavorable changes in the value of the financial instruments underlying the options ("market risk"). To manage this market risk, the Company purchases or sells cash or derivative financial instruments on a proprietary basis. Such purchases and sales may include debt and equity securities, forward and futures contracts and options. The counterparties to these purchases and sales are reviewed to determine whether they are creditworthy. Future cash requirements for options written equal the fair value of the options.

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

  Quantitative Disclosures for All Trading Derivatives

    The notional or contract amounts indicate the extent of the Company's involvement in the derivative instruments noted above. They do not measure the Company's exposure to market or credit risk and do not represent the future cash requirements of such contracts. The notional (contract) amounts for derivatives outstanding at December 31, 2000 and 1999 are as follows:

	2000	1999
	(In billions)
Options written	$39.2	$15.1
Options purchased	$35.7	$7.4
Forward contracts purchased	$83.0	$35.6
Forward contracts sold	$83.4	$41.1
Futures contracts purchased	$6.1	$2.9
Futures contracts sold	$65.7	$4.3
Swaps	$46.2	$24.5

    The fair values of derivatives outstanding at December 31, 2000 and 1999 are as follows:

	2000		1999
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Options	$1,143.0	$2,122.7	$519.9	$1,002.6
Forward contracts	$727.4	$719.2	$327.1	$247.3
Futures contracts	$180.0	$15.5	$3.5	$9.8
Swaps	$943.7	$868.1	$256.9	$240.2

    The average fair values of derivatives for 2000 and 1999 are as follows:

	2000		1999
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Options	$1,042.8	$1,595.9	$169.5	$444.8
Forward contracts	$931.4	$911.2	$329.0	$312.6
Futures contracts	$139.7	$57.5	$10.3	$7.4
Swaps	$435.4	$428.0	$253.3	$94.3

    The majority of the Company's derivatives are short-term in duration. At December 31, 2000, the notional or contract amounts of derivatives expiring in future years based on contractual expiration are as follows:

	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years	Total
	(In billions)
Options written	$24.3	$6.1	$5.6	$3.2	$39.2
Options purchased	18.2	6.3	7.0	4.2	35.7
Forward contracts purchased	82.3	0.7	—	—	83.0
Forward contracts sold	82.7	0.6	0.1	—	83.4
Futures contracts purchased	4.3	1.0	0.8	—	6.1
Futures contracts sold	52.9	10.6	2.2	—	65.7
Swaps	9.8	8.7	13.2	14.5	46.2

Total	$274.5	$34.0	$28.9	$21.9	$359.3

Percent of total	76.4%	9.5%	8.0%	6.1%	100%

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
(Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries)

Notes to Consolidated Financial Statements (Continued)

12.  Derivative Financial Instruments (Continued)

  Disclosures for All Non-trading Derivatives

    The Company also enters into interest rate and foreign currency swaps to modify the characteristics of periodic interest payments and foreign currency exposure associated with some of its long-term debt obligations. At December 31, 2000 and 1999, the notional amount of these interest rate swaps was $4.2 billion and $3.3 billion, respectively.

  Accounting for Derivative Instruments and Hedging Activities

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended by SFAS No. 137 and SFAS No. 138, is required to be adopted for financial statements as of January 1, 2001.

    The standard establishes new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It does not change the accounting for derivative instruments held or issued for trading purposes. All derivatives are required to be recognized as assets or liabilities in the statement of financial condition at fair value. The recognition of the changes in fair value in a derivative instrument depends upon the intended use and designation of the derivative instrument. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or a net investment in a foreign subsidiary. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in current earnings together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially in other comprehensive income (component of equity) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in current earnings.

    The Company expects that the adoption of SFAS 133 will increase the volatility of US GAAP earnings and other comprehensive income. In general, the amount of volatility will vary with the level of derivative activities and market conditions during any period. However, the Company does not foresee a material impact on its financial position or results from operations as a result of adopting SFAS 133.

13.  Financial Instruments With Off-Balance Sheet Risk

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

    As part of the Company's financing and securities settlement activities, the Company uses securities as collateral to support various secured financing sources. If the counterparty does not meet its contractual obligation to return securities used as collateral, the Company may be exposed to the risk of reacquiring the securities at prevailing market prices to satisfy its obligations. The Company controls this risk by monitoring the market value of securities pledged each day and by requiring collateral levels to be adjusted in the event of excess market exposure.

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

14.  Concentrations of Credit Risk

    As a securities broker and dealer, the Company is engaged in various securities trading and brokerage activities servicing a diverse group of domestic and foreign corporations, governments, and institutional and individual investors. A substantial portion of the Company's transactions is executed with and on behalf of institutional investors including other brokers and dealers, mortgage brokers, commercial banks, U.S. government agencies, mutual funds and other financial institutions. These transactions are generally collateralized. Credit risk is the potential for loss resulting from the default by a counterparty of its obligations. Exposure to credit risk is generated by securities and currency settlements, contracting derivative and forward transactions with customers and dealers, and the holding in inventory of bonds and/or loans. The Company uses various means to manage its credit risk. The creditworthiness of all counterparties is analyzed at the outset of a credit relationship with the Company. These counterparties are subsequently reviewed on a periodic basis. The Company sets a maximum exposure limit for each counterparty, as well as for groups or classes of counterparties. Furthermore, the Company enters into master netting agreements when feasible and demands collateral from certain counterparties or for certain types of credit transactions.

    The Company's customer securities activities are transacted either in cash or on a margin basis, in which the Company extends credit to the customer. The Company seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral to comply with various regulatory and internal guidelines. The Company monitors required margin levels each day and requires customers to deposit additional collateral, or reduce positions, when necessary.

15.  Trust Securities

    In 1996, the Company and its wholly-owned trust, DLJ Capital Trust I (the "Trust"), completed an offering of $200.0 million of the Trust's 8.42% mandatorily redeemable trust securities. The Trust exists for the sole purpose of issuing trust securities and common securities and investing the proceeds in an equivalent amount of Junior Subordinated Debentures of the Company. At December 31, 2000 and 1999, the only assets of the Trust were $200.0 million of 8.42% Junior Subordinated Debentures of the Company due 2046. The Junior Subordinated Debentures are redeemable by the Company, in whole or in part, on or after August 31, 2001. The Trust must also redeem its trust securities having an aggregate liquidation amount equal to the aggregate principal amount of Junior Subordinated Debentures being redeemed.

    To the extent the Company has made principal and interest payments on the Junior Subordinated Debentures, the Company guarantees payment to the holders of the trust securities issued by the Trust. The Company has issued a full and unconditional guarantee of the Trust's obligations under the trust securities of the Trust.

16.  Stockholders' Equity

    In connection with the Transfer, the Company issued shares of its common stock to CSFBI in exchange for all of the outstanding shares of capital stock of CSFB Corp. The newly issued shares were contributed to Diamond Restructuring Corp. ("DRC"), an indirect subsidiary of CSG. On November 3, 2000, DRC was merged into the Company with the Company continuing as the surviving corporation. In connection with the above, each share of the Company's common stock owned by DRC was canceled, and each share of DRC Common Stock was converted and exchanged for one share of CSFB (USA) Common Stock, par value $0.10 per share. The capital stock of DRC prior to the merger consisted of 1,000 shares held by a subsidiary of CSFBI. This subsidiary was merged with CSFBI, with CSFBI continuing as the surviving corporation. As a result, CSFBI holds all 1,000 shares of CSFB (USA) Common Stock. As a result of this change in capital structure, all share and per share amounts have been adjusted retroactively to reflect this change.

    In November 2000 the Company transferred DLJ Asset Management Group ("DLJAMG") to CSFBI in the form of a dividend. The dividend was based on the net equity of the transferred business on the closing date. The gross assets and liabilities of DLJAMG were not significant.

    In 1999, the Company issued, in an initial public offering, 18.4 million shares of Tracking Stock. The shares of Tracking Stock have no voting rights, except in certain limited circumstances. Net proceeds from the offering amounted to $346.6 million.

    In July 1998, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested" ("EITF 97-14"). Under EITF 97-14, assets of the trust ("employee trust") should be consolidated with those of the employer and the value of the employer's stock held in the employee trust should be classified in stockholders' equity in a manner similar to Treasury Stock. The Company adopted EITF 97-14 as of September 30, 1998. In connection with the acquisition described in Note 1, 1.6 million shares of the Company's stock held in the employee trust were tendered. As a result, the Company incurred a merger-related expense of approximately $123 million representing the difference between the employee trust's original cost basis and the tender price.

    The Company has issued 4.0 million shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series A, with a liquidation preference of $50.00 per share ($200.0 million aggregate liquidation value). Dividends on the preferred stock are cumulative and payable quarterly at 5.94% per annum through November 30, 2001. Thereafter, the dividend rate will be adjusted, based on various indices, to be at least 6.44% but less than 12.44%. The preferred stock is redeemable, in whole or in part, at the option of the Company, on or after November 30, 2001. At December 31, 2000 and 1999, 4.0 million shares of such preferred stock were authorized, issued and outstanding.

    The Company has also issued 3.5 million shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series B, with a liquidation preference of $50.00 per share ($175.0 million aggregate liquidation value). Dividends on the preferred stock are cumulative and payable quarterly at 5.30% per annum through January 2003, subject to adjustment in later years. The preferred stock is redeemable, in whole or in part, at the option of the Company, on or after January 15, 2003. At December 31, 2000 and 1999, 3.5 million shares of such preferred stock were authorized, issued and outstanding.

17.  Earnings Per Share

    As a result of the Acquisition, CSG and its subsidiaries acquired 100% of the shares of the Company's voting common stock (that is, the common stock of the Company of the series previously designated Donaldson, Lufkin & Jenrette, Inc.—DLJ Common Stock, par value $.10 per share) (the "Shares"). Subsequent to the Acquisition by CSG of all of the CSFB (USA) Common Stock of the Company, existing shares were canceled and the Company issued 1,000 shares of common stock to its parent. All computations of basic and diluted earnings per share have been adjusted retroactively for all periods presented to reflect the change in capital structure. Basic and diluted earnings per share are the same for all periods presented.

    Earnings per common share for periods subsequent to the issuance of the Tracking Stock have been calculated using the two-class method. The two-class method is an earnings allocation formula that determines the earnings per share for each class of common stock according to participation rights in undistributed earnings. The Company's Tracking Stock (that is, the common stock of the Company of the series designated CSFB (USA), Inc.—CSFBdirect Common Stock, par value $.10 per share) was not directly affected by the Acquisition and remains outstanding.

    For CSFBdirect, basic earnings per share is calculated by dividing earnings applicable to common shares for the period the Tracking Stock was outstanding by the weighted average actual number of such common shares outstanding. Diluted earnings per common share include the dilutive effect, if any, of options calculated under the treasury stock method. Earnings per share for CSFBdirect for periods prior to the closing date of the initial public offering of the Tracking Stock are not presented.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
(Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries)

Notes to Consolidated Financial Statements (Continued)

    The numerators and denominators of the basic and diluted earnings per common share computations include the following items:

	December 31, 2000		December 31, 1999		December 31, 1998
	Income	Shares	Income	Shares	Income	Shares
	(In thousands, except share data)
CSFB (USA) Common Stock
Basic Earnings applicable to Common Shares	$(1,095,548)	1,000	$580,423	1,000	$349,490	1,000
Effect of Dilutive Securities:
Restricted stock units	—	—	—	—	—	—
Stock options	—	—	—	—	—	—

Diluted Earnings applicable to Common Shares	$(1,095,548)	1,000	$580,423	1,000	$349,490	1,000

CSFBdirect Common Stock
Basic Earnings (loss) applicable to Common Shares-Basic and Diluted	$(1,419)	18,400,000	$(903)	18,400,000
Effect of Dilutive Securities:
Stock options	—	—	—	—

Diluted Earnings (loss) applicable to Common Shares	$(1,419)	18,400,000	$(903)	18,400,000

18. Employee Compensation and Benefit Plans

1996 Incentive Compensation Plan

    Awards under the 1996 Incentive Compensation Plan (the "Incentive Plan") were determined by the Compensation and Management Committee of the Board of Directors (the "Compensation Committee"). The Incentive Plan creates short-term and long-term award pools for key employees of the Company. Short-term award pools are for a performance period up to two years and are based on 10% of pre-tax earnings, as defined. Long-term award pools are for a performance period of three to ten years and are based on a percentage of pre-tax earnings that varies with the Company's average return on common equity during the performance period. Each unit granted under the Plan is equal to a percentage interest in the long-term award pool. The units vest at the rate of 33 1/3% per year during the performance period. For the years ended December 31, 2000, 1999 and 1998, the amount charged to expense was $235.9 million, $266.4 million and $165.5 million, respectively.

1995 Restricted Stock Unit Plan

    In 1995, the Company adopted the 1995 Restricted Stock Unit Plan (the "RSU Plan"). Each RSU granted under the RSU Plan represents the right to receive a share of common stock under certain circumstances. These RSUs vested annually in specified proportions from February 1997 through February 2000. Under the Plan, 10,358,294 units, 41 units restated to give effect to the Recapitalization (defined below), were granted. All RSUs were converted to common stock prior to the Acquisition described in Note 1.

Stock Option Plans

    In 1995, the Company adopted the 1995 and 1996 Stock Option Plans. Under the 1995 Stock Option Plan (the "1995 Plan"), options were granted to certain employees to purchase an aggregate of 18,337,356 shares of common stock (the maximum allowable under the 1995 Plan) with an exercise price of $13.50. The options vested in equal installments in February 1997 and February 1998, and were exercisable for up to ten years from the date of the grant. Under the 1996 Stock Option Plan (the "1996 Plan") options were available to purchase a maximum of 17,579,702 shares of common stock, exclusive of forfeitures from the 1995 Plan. The options were exercisable for up to ten years from the date of grant, vested in four equal annual installments starting one year after the date of grant. In 1996, the Company adopted the Non-Employee Directors Stock Plan (the "Stock Plan") to provide equity compensation to the Company's non-employee directors. Under the Stock Plan, stock options are granted at a price equal to the fair value of the stock at the date of grant. The options were exercisable for up to ten years from the date of grant and vested in four equal annual installments starting one year from the date of grant.

    The above information is presented based upon the shares available prior to the recapitalization of the Company following the Acquisition described in Note 1, in which existing shares of voting common stock were canceled and 1,000 shares of voting common stock were issued by the Company to its parent, CSFBI (the "Recapitalization"). Giving effect to the Recapitalization, there were 73 options available for grant with an exercise price of $3.4 million per share under the 1995 Plan and 70 options available for grant under the 1996 Plan. All options granted under the plans described above were either exercised or converted to CSG options in connection with the Acquisition described in Note 1.

    Under the Stock Plan, 200,000 shares were issuable (one share restated to give effect to the Recapitalization). Any shares issued under the Stock Plan reduced the number of shares issuable under the 1996 Plan. All options granted under the plans described above were either exercised or converted to CSG options in connection with the Acquisition described in Note 1.

    In May 1999, with the issuance of the Tracking Stock, the Company adopted the 1999 DLJdirect Incentive Compensation Plan (the "CSFBdirect Incentive Plan"). The Compensation Committee determines awards under the CSFBdirect Incentive Plan. Under this plan, stock options on CSFBdirect stock are granted at a price equal to the fair value of the stock at the date of grant. The options are exercisable for up to ten years from the date of grant and vest in four equal annual installments starting one year from the date of grant. Under the CSFBdirectIncentive Plan, 10,000,000 shares are issuable.

    The following summarizes the historical stock option activity for all plans:

	Options	Weighted Average Exercise Price
CSFB (USA) Common Stock:
Outstanding at December 31, 1997	28,262,096	$17.78

Granted	1,508,489	$38.59
Forfeited	(60,000)	$17.31
Exercised	(1,458,366)	$14.91

Outstanding at December 31, 1998	28,252,219	$19.04

Granted	4,788,175	$45.23
Forfeited	(78,500)	$34.61
Exercised	(2,196,153)	$15.85

Outstanding at December 31, 1999	30,765,741	$23.30

Granted	4,075,458	$46.15
Forfeited	(704,144)	$39.26
Exercised	(19,041,800)	$19.36
Converted to options on CSG shares	(15,095,255)	$90.00

Outstanding at December 31, 2000	—	$—

    The above information is based on shares outstanding prior to the Recapitalization, which is deemed more meaningful. Giving effect to the Recapitalization, the restated historical stock option activity is as follows: There were 113 options outstanding at December 31, 1997 with a weighted average exercise price of $4.4 million per share. During 1998 there were six options granted with a weighted average exercise price per share of $9.6 million, less than one forfeited with a weighted average exercise price of $4.3 million per share, and six options exercised at a weighted average exercise price of $3.7 million per share. The total outstanding at December 31, 1998 was 113 options with a weighted average exercise price of $4.8 million per share.

    During 1999, 19 options were granted with a weighted average exercise price of $11.3 million per share, less than one option forfeited with a weighted average exercise price of $8.7 million per share, and nine options exercised at a weighted average exercise price of $4.0 million per share. The total number of options outstanding at December 31, 1999 was 123 with a weighted average exercise price of $5.8 million.

    During 2000, 18 options were granted at a weighted average exercise price of $11.6 million per share, four forfeited with a weighted average exercise price of $10.4 million per share, 76 options exercised at a weighted average exercise price of $4.8 million per share and 60 options that were converted to options on CSG shares at a weighted average exercise price of $22.5 million per share.

    At December 31, 1998, there were 21,378,671 options on an historical basis (86 options restated to give effect to the Recapitalization) on CSFB (USA) Common Stock exercisable at historical prices ranging from $13.50 to $38.00 ($3.4 million to $9.5 million restated to give effect to the Recapitalization). The weighted average exercise price of these options was $15.05 ($3.8 million restated to give effect to the Recapitalization). At December 31, 1999, 20,568,365 historical options (82 shares restated to give effect to the Recapitalization) on CSFB (USA) Common Stock were exercisable at historical prices ranging from $13.50 to $52.99 ($3.4 million to $13.2 million restated to give effect to the Recapitalization). The weighted average exercise price of such options was $16.62 ($4.2 million restated to give effect to the Recapitalization). At December 31, 2000, there were no CSFB (USA) options outstanding since any remaining options at the date of the Acquisition were converted to options on CSG shares at the fair value as defined in the merger agreement with CSG.

CSFBdirectCommon Stock:
Outstanding at December 31, 1998	—	$—

Granted	6,303,550	$19.76
Forfeited	(106,500)	$20.00
Exercised	—	—

Outstanding at December 31, 1999	6,197,050	$19.76

CSFBdirect Common Stock:
Granted	3,975,850	$8.59
Forfeited	(425,329)	$16.20
Exercised	—	—

Outstanding at December 31, 2000	9,747,571	$15.37

The following additional information applies to CSFBdirect Common Stock:

	Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
CSFBdirect Common Stock:	$5.06-7.94	1,131,125	$5.92	9.7
	$7.95-11.00	2,718,279	15.60	9.3
	$11.01-14.13	193,750	14.09	8.8
	$14.14-20.00	5,704,417	20.00	8.4

Total		9,747,571	$15.37	8.8

    At December 31, 1999, no options on CSFBdirect common stock were excercisable. At December 31, 2000, 2,061,049 options on CSFBdirect Common Stock were exercisable at prices ranging from $9.56-$20.00. The weighted average exercise price of such options was $16.89.

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

		CSFB (USA)			CSFBdirect
		2000	1999	1998	2000	1999
		(In thousands, except per share data)
Net earnings (loss) applicable to common shares	As reported	$(1,095,548)	$580,423	$349,490	$(1,419)	$(903)
	Pro forma	$(1,145,279)	$546,083	$328,390	$(14,896)	$(6,345)
Basic earnings (loss) per common share	As reported	$(1,095,548)	$580,423	$349,490	$(0.08)	$(0.05)
	Pro forma	$(1,145,279)	$546,083	$328,390	$(0.81)	$(0.34)
Diluted earnings (loss) per common share	As reported	$(1,095,548)	$580,423	$349,490	$(0.08)	$(0.05)
	Pro forma	$(1,145,279)	$546,083	$328,390	$(0.81)	$(0.34)

    For the purpose of computing the pro forma amounts indicated above, the fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model are as follows:

	CSFB (USA)			CSFBdirect
	2000	1999	1998	2000	1999
Expected dividend yield	0.54%	0.56%	0.69%	0.00%	0.00%
Expected stock volatility	36%	36%	40%	62%	45%
Risk-free interest rates	6.68%	5.06%	5.53%	5.92%	5.69%
Expected life (in years)	5	5	5	5	5
Fair value per share of options (historical)	$18.78	$17.19	$16.27	$5.04	$9.30
Fair value per share- Restated effect of the Recapitalization	$4,695,000	$4,297,500	$4,067,500	$5.04	$9.30

    All computations of basic and diluted earnings per share for the CSFB (USA) Common Stock have been adjusted retroactively for all periods presented to reflect the Recapitalization. Basic and diluted earnings per share are the same for all periods presented.

Other Plans

    The Company merged its defined contribution employee benefit plan into CSFBI's plan ("401K Plan") in December 2000, which covers the Company's domestic full-time and part-time employees. Company contributions to this plan are made in accordance with the underlying 401K Plan documents and were $8.7 million, $10.4 million and $9.6 million for 2000, 1999 and 1998, respectively.

    Key employees participate in the Credit Suisse Group International Share Plan, which primarily provides for the grant or sale of equity based awards based on, and ultimately settled with, shares of Credit Suisse Group. Such awards consist of incentive awards granted as part of annual compensation or retention awards that are considered compensation in future periods.

    CSFB Corp. together with certain of its affiliates participates in a non-contributory defined benefit pension plan ("Qualified Plan"). In addition, CSFB Corp. together with certain of its affiliates participates in a non-contributory, non-qualified, unfunded plan ("Supplemental Plan"), which is designed to provide benefits to plan participants whose benefits under the Qualified Plan may be limited by tax regulations. Benefits under these pension plans are based on years of service and employees' compensation. Contributions to the Qualified Plan are made to the extent that such amounts are deductible for federal income tax purposes.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
(Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries)

Notes to Consolidated Financial Statements (Continued)

    CSFB Corp., with certain of its affiliates, provides certain unfunded health care benefits for retired employees. Employees hired by CSFB Corp. prior to July 1, 1998 become eligible for these benefits if they meet minimum age and service requirements and are eligible for retirement benefits. CSFB Corp. has the right to modify or terminate these benefits. At December 31, 2000, the aggregate accumulated postretirement benefit obligation was $37.2 million.

    The following table sets forth the funded status related to CSFB Corp. for the period November 3, through December 31, 2000, for the Qualified and Other Plans:

	Qualified	Other
Change in Benefit Obligation
Benefit obligation acquired at beginning of period	$342,035	$52,773
Service cost	3,347	273
Interest cost	3,783	609
Expected plan participants contributions	—	18
Benefits paid	(904)	(381)

Benefit obligation at end of period	$348,261	$53,292

Change in Plan Assets
Fair value of assets at beginning of period	$389,342	$—
Actual return on plan assets	(23,008)	—
Employer contributions	—	38
Benefits paid	(904)	(38)

Fair value of assets at end of period	$365,430	$—

Funded Status
Funded status	$17,169	$(53,292)
Unrecognized net actuarial (gain)/loss	27,966	—

Prepaid/(accrued) benefit cost	$45,135	$(53,292)

Weighted Average Assumptions
Discount rate	7.50%	7.50%
Expected rate of return on plan assets	9.00%	N/A
Rate of compensation increase	5.50%	5.50%
Components of Net Periodic Benefit Cost
Service cost	$3,347	273
Interest cost	3,783	609
Expected return on plan assets	(4,958)	—

Net periodic benefit cost	$2,172	$882

    The assumptions used in determining the accumulated postretirement benefit obligation and net periodic postretirement cost for 2000 were a discount rate of 7.50%, and health care trend rates ranging from 6.50% in 2001 for employees under age 65 and 6.10% in 2001 for employees who are age 65 and above to 5.25% in 2003 for both groups. The weighted average compensation increase was 5.50% for the year ended December 31, 2000. CSFB Corp. has elected to amortize the transition obligation (the cumulative actuarial present value of postretirement benefits at the point of adoption) over a 20-year period.

    Assumed health care cost trend rates have a significant effect on the amounts reported for the health care benefits. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on benefit obligation	$5,544	$(4,886)
Effect on total of service and interest costs	596	(596)

    Certain key employees of the Company also participate in the following deferred compensation arrangements: equity investments in selected merchant banking activities of the Company funded by deferred compensation and leverage provided by the Company; non-qualified deferred compensation plans that include managed investments; and other non-qualified plans that are funded by the Company with insurance contracts. The plans' investments, including the leverage factor, and the amounts accrued by the Company under the plans are both included in the consolidated statements of financial condition. These employee-related assets amounted to $952.2 million and $937.0 million, respectively, at December 31, 2000 and 1999 and are included in other assets and deferred amounts in the consolidated statement of financial condition. Related liabilities for deferred compensation amounted to $585.9 million and $492.2 million, respectively, at December 31, 2000 and 1999 and are included in other liabilities in the consolidated statement of financial condition. Gains and losses on these assets and liabilities are recorded in compensation expense and other income.

19. Leases, Commitments and Contingent Liabilities

    The Company leases office space and equipment under cancelable and non-cancelable lease agreements that expire on various dates through 2021. Rent expense for office space and equipment with lease terms in excess of one year was $228.6 million, $157.7 million and $115.6 million for the years ended December 31, 2000, 1999, and 1998, respectively. Sublease revenue was $0.1 million for each of the years ended December 31, 2000, 1999 and 1998, respectively.

    At December 31, 2000, non-cancelable leases in excess of one year, excluding sublease revenue, escalation and renewal options had the following minimum lease commitments:

Period	(In thousands)
2001	$235,858
2002	230,635
2003	231,106
2004	201,157
2005	198,078
2006-2021	2,155,081

Total	$3,251,915

    In February 2001 the Company assigned its interest in substantially all leases of its former headquarters and recorded approximately $163 million as pre-tax income in such month.

    In the normal course of business, the Company enters into underwriting commitments. Management of the Company believes that transactions relating to underwriting commitments that were open at December 31, 2000 will have no material effect on the consolidated financial statements.

The Company has issued letters of credit for which it is contingently liable for $1.0 billion and $367.5 million at December 31, 2000 and 1999, respectively.

    The Company enters into commitments to extend credit to non-investment grade borrowers in connection with the origination and syndication of senior bank debt. At December 31, 2000, unfunded senior bank loan commitments outstanding were $334.7 million.

    At December 31, 2000, the Company has commitments of approximately $1.6 billion to invest on a side-by-side basis with merchant banking partnerships.

20. Industry Segment and Geographic Data

    The Company operates and manages its businesses through four operating segments: Investment Banking, Equity, Fixed Income, and Financial Services.

    Such segments are managed separately based on types of products and services offered and their related client bases. The Company evaluates the performance of its segments based primarily on income before income taxes.

  •
  The Investment Banking division (IBD) raises and invests capital and provides financial advice to companies throughout the U.S. and abroad. Through IBD, the Company manages and underwrites offerings of securities, arranges private placements, provides client advisory and other services, pursues merchant banking and private equity investments in a variety of areas, and provides venture capital to institutional investors.

  •
  The Equity division trades, conducts research on, originates and distributes equity, equity related and derivative securities.

  •
  The Fixed Income division (FID) trades, conducts research on, originates and distributes fixed income securities and fixed income related derivatives, and places private debt instruments.

  •
  The Financial Services division provides a broad array of services to individual and high-net-worth investors and the financial intermediaries that represent them. Such services include correspondent brokerage services, online investment services and research and trading services.

    In conjunction with the acquisition of the Company by CSG, the Company changed its method of allocation of underwriting revenues and related expenses to operating segments to conform to the CSFB methodology. Accordingly, segment data for 1998 and 1999 have been restated to conform to the current method of managing its business. The change in allocation did not have a material effect on the Company's consolidated results.

    The Company allocates to its segments a pro rata share of certain centrally managed costs such as leased facilities and equipment costs, employee benefits and certain general overhead expenses based upon specified amounts, usage criteria or agreed rates, and allocates interest expense based upon the type of asset. The interest rates applied will also vary depending upon the type and duration of the asset. The segment allocation of some costs, such as incentive bonuses, has been estimated. The Company has not allocated restructuring and other merger-related costs to its segments since none of these costs represent normal operating costs. Instead, restructuring and other merger-related costs are in the Elimination & Other category. All other accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	IBD	Equity	FID	Financial Services	Elimination & Other	Total
	(In millions)
December 31, 2000:
Net revenues from external sources	$1,961.0	$1,388.4	$222.9	$1,768.5	$(35.5)	$5,305.3

Net intersegment revenues	—	(0.1)	(0.1)	39.7	(39.5)	—

Depreciation and amortization	26.1	23.1	20.6	57.6	32.5	159.9

Net interest revenue	(42.6)	(6.2)	192.3	405.3	215.5	764.3

Income (loss) before income taxes	$15.9	$(15.7)	$(326.3)	$389.6	$(1,585.7)	$(1,522.2)

Segment assets	$1,832.2	$52,548.2	$130,723.2	$22,347.1	$5,826.6	$213,277.3

Expenditures for long-lived assets	$64.7	$44.4	$26.6	$184.0	$39.8	$359.5

December 31, 1999:
Net revenues from external sources	$1,901.9	$990.7	$725.2	$1,377.1	$(23.9)	$4,971.0

Net intersegment revenues	—	(8.8)	—	121.9	(113.1)	—

Depreciation and amortization	18.5	16.7	15.2	42.6	12.9	105.9

Net interest revenue	(0.6)	12.9	161.7	284.3	126.7	585.0

Income (loss) before income taxes	$467.9	$81.3	$274.7	$301.7	$(172.1)	$953.5

Segment assets	$2,273.2	$5,325.5	$74,884.7	$30,586.4	$(4,057.7)	$109,012.1

Expenditures for long-lived assets	$23.8	$39.8	$15.6	$113.5	$59.0	$251.7

December 31, 1998:
Net revenues from external sources	$1,485.6	$665.1	$465.6	$988.2	$(386.5)	$3,218.0

Net intersegment revenues	—	(4.8)	0.9	54.2	(50.3)	—

Depreciation and amortization	16.3	12.1	15.2	31.8	9.4	84.8

Net interest revenue	(1.2)	17.6	120.5	215.2	381.1	733.2

Income before income taxes	$413.2	$46.5	$135.9	$194.8	$(189.9)	$600.5

Segment assets	$1,132.0	$2,694.9	$45,683.7	$19,925.0	$2,790.1	$72,225.7

Expenditures for long lived assets	$36.4	$18.9	$8.0	$77.3	$13.2	$153.8

    The following is a reconciliation of the Company's reported income (loss) before provision (benefit) for income taxes to the Company's consolidated totals:

	December 31,
	2000	1999	1998
	(In millions)
Revenues:
Total net revenues for reported segments	$5,929.1	$5,566.3	$4,006.9
All other revenues	281.1	19.9	105.3
Consolidation/elimination (1)	(140.6)	(30.2)	(161.0)

Total consolidated net revenues	$6,069.6	$5,556.0	$3,951.2

Income (loss) before provision (benefit) for income taxes:
Total income (loss) for reported segments	$63.5	$1,125.6	$790.4
All other income (losses)	(1,382.4)	(25.4)	0.5
Consolidation/elimination (1)	(203.3)	(146.7)	(190.4)

Total income (loss) before provision (benefit) for income taxes	$(1,522.2)	$953.5	$600.5

	December 31,
	2000	1999	1998
	(In millions)
Segment assets:
Total assets for reported segments	$207,450.7	$113,069.8	$69,435.6
All other assets	7,468.9	2,616.4	1,264.9
Consolidation/elimination (1)	(1,642.3)	(6,674.1)	1,525.2

Total segment assets	$213,277.3	$109,012.1	$72,225.7

(1)
Consolidation/elimination represents intercompany accounts/intersegment revenue-sharing arrangements that are eliminated in consolidation.

    The Company's principal operations are located in the United States. The Company maintains offices in Europe, Latin America and Asia. Historically, the majority of foreign business was done through the London offices.

    The following are net revenues by geographic region:

	December 31,
	2000	1999	1998
	(In millions)
United States	$5,157.5	$4,773.8	$3,561.5
Foreign	912.1	782.2	389.7

Total	$6,069.6	$5,556.0	$3,951.2

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
(Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries)

Notes to Consolidated Financial Statements (Continued)

    The following are long-lived assets by geographic region:

	December 31,
	2000	1999	1998
	(In millions)
United States	$1,140.8	$463.7	$384.7
Foreign	184.8	170.3	128.0

Total	$1,325.6	$634.0	$512.7

21. Legal Proceedings

    The Company is involved in a number of judicial, regulatory and arbitration proceedings (including those described below and actions that have been separately described in previous filings) concerning matters arising in connection with the conduct of its businesses. Some of the actions have been brought on behalf of various classes of claimants and seek damages of material and indeterminate amounts. The Company believes, based on currently available information and advice of counsel, that the results of such proceedings, in the aggregate, will not have a material adverse effect on its financial condition, but might be material to operating results for any particular period, depending, in part, upon the operating results for such period.

    In October 1995, DLJSC was named as a defendant in a purported class action filed in a Texas State Court on behalf of the holders of $550 million principal amount of subordinated redeemable discount debentures of National Gypsum Corporation ("NGC") canceled in connection with a Chapter 11 plan of reorganization for NGC consummated in July 1993. The State Court named plaintiff also filed an adversary proceeding in the U.S. Bankruptcy Court for the Northern District of Texas seeking a declaratory judgment that the confirmed NGC plan of reorganization does not bar the class action claims. The two actions arise out of DLJSC's activities as financial advisor to NGC in the course of NGC's Chapter 11 reorganization proceedings. Subsequent to the consummation of NGC's plan of reorganization, NGC's shares traded for values substantially in excess of, and in 1995 NGC was acquired for a value substantially in excess of, the values upon which NGC's plan of reorganization was based.  The class action complaint alleges that the plan of reorganization submitted by NGC was based upon projections by NGC and DLJSC which intentionally understated forecasts, and provided misleading and incorrect information to hide NGC's true value and that defendants breached their fiduciary duties by, among other things, providing false, misleading or incomplete information to deliberately understate the value of NGC. The class action complaint seeks compensatory and punitive damages purportedly sustained by the class. On October 10, 1997 DLJSC and others were named as defendants in a new adversary proceeding in the Bankruptcy Court brought by the NGC Settlement Trust, an entity created by the NGC plan of reorganization to deal with asbestos-related claims. The Trust's allegations are substantially similar to the claims in the State Court action. On January 21, 1998, the Bankruptcy Court ruled that the State Court plaintiff's claims were not barred by the NGC plan of reorganization insofar as they alleged nondisclosure of certain cost reductions announced by NGC in October 1993. DLJSC appealed the Bankruptcy Court's ruling to the U.S. District Court for the Northern District of Texas ("Federal District Court"), and on October 3, 2000, the Federal District Court partially reversed the Bankruptcy Court's ruling. Like the Bankruptcy Court, the Federal District Court held that the claims of the State Court plaintiff and the NGC Settlement Trust are not absolutely barred by the NGC plan of reorganization. Contrary to the Bankruptcy Court's ruling, the Federal

District Court held that the plan of reorganization requires that plaintiffs (i) pay the attorneys' fees and costs of defendants in the event that plaintiffs' claims are unsuccessful, and (ii) provide appropriate proof of plaintiffs' ability to pay such fees and costs. The State Court plaintiff and the NGC Settlement Trust have appealed the Federal District Court's judgment to the U.S. Court of Appeals for the Fifth Circuit. Meanwhile, on May 7, 1998, DLJSC and others were named as defendants in a second action in a Texas State Court brought by the NGC Settlement Trust. The allegations of this second Texas State Court action are substantially similar to those of the earlier class action pending in State Court. In an amended order dated January 5, 1999, the State Court granted the class action plaintiff's motion for class certification. In an order dated March 1, 1999, the State Court granted motions for summary judgment filed by DLJSC and the other defendants in both State Court actions. The plaintiffs have appealed. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaints.

    In November 1998, three purported class actions (Gillet v. Goldman, Sachs & Co. et al., Prager v. Goldman, Sachs & Co. et al., and Holzman v. Goldman, Sachs & Co. et al.) were filed in the U.S. District Court for the Southern District of New York against more than 25 underwriters of initial public offering securities, including CSFB Corp. and DLJSC. The complaints allege that the defendants conspired to fix the "fee" paid for underwriting initial public offering securities by setting the underwriters' discount or "spread" at 7%, in violation of the federal antitrust laws. The complaints seek treble damages in an unspecified amount and injunctive relief as well as attorney's fees and costs. On March 15, 1999, the plaintiffs filed a Consolidated Amended Complaint captioned In re Public Offering Fee Antitrust Litigation, and the defendants thereafter moved to dismiss the complaint on several grounds. On September 7, 2000, the defendants filed their memorandum in opposition to plaintiffs' motion for leave to file a consolidated second amended complaint. On or about August 3, 2000, an action styled CHS Electronics, Inc. v. Credit Suisse First Boston Corp., et al., was filed in the U.S. District Court for the Southern District of Florida against 18 securities firms or their parent companies, including the Company. The complaint in the CHS Electronics action, in which an alleged issuer company asserts claims on behalf of a purported class, makes allegations that are substantially similar to the allegations of the proposed consolidated second amended complaint in In re Public Offering Fee Antitrust Litigation. On December 20, 2000, the court granted the parties' stipulated transfer of the CHS Electronics action to the U.S. District Court for the Southern District of New York for consolidation with In re Public Offering Fee Antitrust Litigation. On or about October 13, 2000, an action styled Weinman, as Trustee of Western Pacific Airlines v. Salomon Smith Barney Inc., et al., was filed in the U.S. District Court for the Southern District of New York against 12 securities firms, including CSFB Corp. The complaint in Western Pacific makes allegations that are substantially similar to those in the proposed consolidated second amended complaint in In re Public Offering Fee Antitrust Litigation and to the complaint in CHS Electronics. On January 12, 2001, the court entered a pretrial order in In re Public Offering Fee Antitrust Litigation pursuant to which the CHS Electronics and Western Pacific actions were consolidated with that action and the defendants in the consolidated action were relieved of any obligation to answer or respond to any complaints until further order of the court. On February 9, 2001, the court granted the defendants' motion to dismiss the consolidated amended complaint in In re Public Offering Fee Antitrust Litigation without leave to replead and denied the plaintiffs' motion for leave to file a second amended complaint. The plaintiffs have filed a notice of appeal in that action. On February 16, 2001, an action styled Braun v. Goldman, Sachs & Co., et al. was filed in the U.S. District Court for the Southern District of New York against 25 underwriters of initial public offering securities, including CSFB Corp. and DLJ. The complaint is virtually identical to the complaint in In re Public Offering Fee Antitrust Litigation dismissed by the court on February 9, 2001. On March 8, 2001, an action styled MDCM Holdings, Inc. f/k/a/ Mortgage.Com, Inc., by Lewis B. Freeman, Assignee for the Benefit of Creditors v. CSFBC, et al. was filed in the U.S. District Court for the Southern District of New York against 20 securities firms, including CSFB Corp. and DLJSC. The complaint is substantially similar to the complaints filed on behalf of issuers in Weinman, Western Pacific and CHS Electronics. The Company's entities intend to defend themselves vigorously against all of the allegations contained in the complaints.

    Separately, in 1999 the U.S. Department of Justice issued a Civil Investigative Demand to several investment banking firms, including DLJSC, seeking documents and information relating to alleged price fixing with respect to underwriting spreads in initial public offerings. The government has not made any charges against DLJSC or, to its knowledge, the other investment banking firms. DLJSC has cooperated with the Justice Department in providing the requested information.

    On or about January 31, 2000, AmeriServe Food Distribution, Inc. ("AmeriServe"), its parent company, Nebco Evans Holding Company, and related corporations filed Chapter 11 petitions in the U.S. Bankruptcy Court for the District of Delaware. Since then, the Bankruptcy Court has confirmed a liquidating plan, and the plan has been consummated. Pursuant to the plan, substantially all the assets of AmeriServe were sold and a "Post-Confirmation Estate" has been created. The Post-Confirmation Estate is authorized to assert a wide assortment of claims against various parties for the benefit of various creditors. On or about December 8, 1999, DLJ Bridge Finance, Inc., a wholly-owned subsidiary of the Company, through a subsidiary, made a $100 million secured loan to AmeriServe. The loan subsequently was transferred to DLJ Capital Funding, also a subsidiary of the Company which has filed a claim with respect to the loan in the Bankruptcy Court proceeding. Pursuant to the plan, funds for payment of this claim have been escrowed pending allowance of the claim by the Bankruptcy Court.

    On or about November 28, 2000, following discovery from the Company and certain affiliates concerning their relationships with AmeriServe and related companies, holders of certain AmeriServe secured notes issued on or about October 1, 1999, commenced an adversary proceeding in the Bankruptcy Court, seeking under the Bankruptcy Code to subordinate DLJ Capital Funding's claim to the secured noteholders' claims. DLJ Capital Funding intends to defend itself vigorously against all of the allegations contained in the complaint.

    On December 14, 2000, Morgens Waterfall Holdings, LLC ("Morgens") filed a complaint in the U.S. District Court for the Southern District of New York against DLJSC, DLJ Merchant Banking, Inc., DLJ Merchant Banking Partners, L.P., DLJ Merchant Banking Partners II, L.P., and certain officers, directors and other individuals and entities. The complaint asserts common law and federal securities law claims arising out of alleged misrepresentations and omissions relating to Morgens' purchases of the secured AmeriServe notes issued on or about October 1, 1999. The complaint seeks, among other things, compensatory and punitive damages, as well as rescission and declaratory relief. On January 24, 2001, Morgens and certain affiliated entities filed an amended complaint asserting substantially similar claims. On February 1, 2001, the District Court dismissed the amended complaint for failure to meet certain pleading standards with leave to replead within 20 days. On February 20, 2001, Morgens filed a second amended complaint, which omits certain previously asserted claims but is similar in substance to Morgens' first amended complaint. DLJSC and the other defendants intend to defend themselves vigorously against all of the allegations contained in the second amended complaint.

    On December 27, 2000, GSC Recovery, Inc., ("GSC") filed a complaint in the Superior Court of New Jersey, Law Division, Morris County, against DLJSC, DLJ Merchant Banking, Inc., DLJ Merchant Banking Partners, L.P., DLJ Merchant Banking Partners II, L.P., and certain officers, directors, and other individuals and entities seeking compensatory and punitive damages. The complaint arises out of alleged misrepresentations and omissions relating to GSC's purchases of certain unsecured AmeriServe notes issued in 1997 and 1998. DLJSC and the other defendants intend to defend themselves vigorously against all of the allegations contained in the complaint.

    On January 30, 2001, Conseco Capital Management, Inc. ("Conseco") and certain affiliated entities filed a complaint in the U.S. District Court for the Southern District of New York against DLJSC, DLJ Merchant Banking, Inc., DLJ Merchant Banking Partners, L.P., DLJ Merchant Banking Partners II, L.P., and certain officers, directors and other individuals and entities. The complaint asserts common law and federal securities law claims arising out of alleged misrepresentations and omissions relating to Conseco's purchases of the secured AmeriServe notes issued on or about October 1, 1999. The allegations of the complaint are similar in substance to the amended complaint filed by Morgens. DLJSC and the other defendants intend to defend themselves vigorously against all of the allegations contained in the complaint.

    Between September 1995 and October 1998, DLJSC was named as a defendant in six separate actions filed by institutional investors who invested and lost approximately $300 million in three hedge funds (the "Funds") managed by David Askin ("Askin"). The Funds filed for bankruptcy in April 1994. All six complaints have been consolidated for discovery purposes and are currently pending in the U. S. District Court for the Southern District of New York. The defendants are Askin, Askin Capital Management ("ACM", Askin's management company), and two securities dealers (including DLJSC) that sold collateralized mortgage obligations to the Funds. The only claim against DLJSC that has survived a motion to dismiss is aiding and abetting common law fraud. The complaints allege that DLJSC aided and abetted an alleged fraud of the investors by Askin and ACM by selling securities that were inconsistent with the Funds' investment objectives and by providing inaccurate monthly mark-to-market prices for securities purchased by the Funds. The actions seek joint and several recovery of rescissionary, compensatory, and punitive damages. On February 5, 2001, the court denied DLJSC's motion for summary judgment. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaints.

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

    Beginning on September 6, 2000, DLJSC, Donaldson, Lufkin & Jenrette International ("DLJI") and certain other individuals and entities were named as defendants in six putative class actions filed in the U.S. District Court for the Southern District of New York on behalf of a purported class of persons who purchased or acquired American Depository Shares ("ADS") of Independent Energy Holdings PLC ("Independent Energy") in Independent Energy's secondary offering of $200 million of ADS in March 2000. In early September 2000, shortly before this action was filed, receivers were appointed for Independent Energy in the United Kingdom. The complaints, which are substantially the same, allege violations of the federal securities laws against DLJSC, as one of the underwriters of the ADS, and DLJI, as a financial advisor to Independent Energy that sold shares in connection with the secondary offering, arising out of alleged misrepresentations and omissions contained in the registration statement and prospectus for the secondary offering of ADS. The complaints seek, among other things, compensatory damages, rescission, and equitable and/or injunctive relief. On December 15, 2000, the complaints pending in the Southern District were consolidated and lead plaintiffs and lead counsel were appointed. A consolidated complaint was filed on February 16, 2001, and an amended consolidated complaint is expected to be filed by March 30, 2001. The Company's entities intend to defend themselves vigorously against all of the allegations contained in the complaints.

    Beginning in September 2000, the Company, its directors and certain other entities were named as defendants in four putative class actions filed in the Court of Chancery, State of Delaware, New Castle County, on behalf of a purported class of public shareholders of CSFBdirect common stock. Each of the complaints, which are substantially the same, alleges that the then proposed acquisition of DLJ by the Credit Suisse Group (the "CSG Transaction") was unfair to the holders of CSFBdirect common stock in that the value of such CSFBdirect shares was not being maximized in the CSG Transaction. The complaints further allege that the Company's directors breached their fiduciary duties to CSFBdirect shareholders by approving the CSG Transaction, and that the Company's directors had personal financial interests that created a conflict of interest for them because they allegedly owned more CSFB (USA) common shares in terms of value than they owned CSFBdirect shares. The complaints seek, among other relief, damages in an unspecified amount. On or about October 11, 2000, an amended complaint was filed in one of these actions which adds allegations that the completion of the CSG Transaction would adversely affect the CSFBdirect shares, and that the holders of CSFBdirect shares have a contractual right to a separate vote on the CSG Transaction as well as a contractual right to have their shares purchased if CSFB (USA) voting common shares are being purchased. As additional relief, the amended complaint seeks, among other things, an order requiring a class vote on the CSG Transaction. At a conference on October 12, 2000, the Court denied a motion by plaintiffs to schedule a preliminary injunction hearing on the allegations of the amended complaint. The Company intends to defend itself vigorously against all of the allegations contained in the complaints. In September 2000, the Company, its directors and Credit Suisse Group, along with certain other entities, were named as defendants in a putative class action commenced in the U.S. District Court for the Southern District of New York brought on behalf of a purported class of public shareholders of CSFBdirect. The complaint alleges, among other things, that certain statements in the 1999 prospectus issued in connection with the initial public offering of CSFBdirect shares were allegedly false and misleading in their description of the rights attributable to the CSFBdirect shares; that the tender offer materials disseminated in connection with the CSG Transaction are false and misleading in allegedly failing to describe certain rights to the CSFBdirect shares in connection with the CSG Transaction, among other things; and that these alleged misstatements constitute violations of the federal securities laws. The complaint further alleges that defendants violated their fiduciary duties under state law by failing to provide for the purchase of CSFBdirect shares as part of the CSG Transaction. The complaint seeks, among other things, an award of rescission or damages in an unspecified amount, a declaration that defendants have violated the federal securities laws and their state law fiduciary duties, and unspecified corrective disclosures. On January 4, 2001, the court appointed lead counsel and lead plaintiffs. On February 23, 2001, the defendants moved to dismiss the complaint. The Company and Credit Suisse Group intend to defend themselves vigorously against all of the allegations contained in the complaint.

    CSFB Corp. as well as, to the Company's knowledge, at least five other investment banks, are being investigated by one or more governmental authorities or self-regulatory organizations in connection with their practices as to the allocation of shares in initial public offering ("IPOs") in which such investment banks were a lead or co-managing underwriter, and subsequent securities transactions and commissions paid by certain customers that had received such allocations. In CSFB Corp.'s case, the inquiries have focused on the allocation practices with respect to two IPOs in 1999 and 2000, including the IPO of shares of VA Linux Systems, Inc. IPO. CSFB Corp. has been cooperating with each of the investigating entities by providing documents and witnesses to be interviewed or deposed in response to subpoenas or otherwise.

    Beginning in January and continuing into March, 2001, CSFB Corp. was named as a defendant in 17 putative class action complaints filed in the U.S. District Court for the Southern District of New York, alleging various violations of the federal securities laws resulting from alleged material omissions and misstatements in the registration statement and prospectus for the IPO of shares of VA Linux Systems, Inc. These lawsuits contain nearly identical allegations that the registration statement and prospectus either omitted or misrepresented material information about commissions paid to CSFB Corp. by certain customers that received allocations of shares in such offering in connection with subsequent securities transactions with such customers. CSFB Corp. intends to defend itself vigorously against all of the claims asserted in the complaints.

    In March 2001, CSFB Corp. and six other investment banks were named as defendants in a putative class action filed with the U.S. District Court for the Southern District of New York, alleging violation of the federal antitrust laws in connection with alleged practices in the allocation of shares in initial public offerings in which such investment banks were a lead or co-managing underwriter. The lawsuit alleges that the underwriter defendants have engaged in an illegal antitrust conspiracy to require customers, in exchange for initial public offering allocations, to pay undisclosed and excessive commissions, in amounts equaling approximately 33% of the customers' profits from a given initial public offering allocation. The complaint also alleges that the underwriter defendants conspired to require customers, in exchange for initial public offering allocations, to agree to make aftermarket purchases of the initial public offering securities at a price higher than the offering price, as a precondition to receiving an allocation. These alleged "tie-in" arrangements are further alleged to have artificially inflated the market price for the securities. CSFB Corp. intends to defend itself vigorously against all of the claims asserted in the complaint.

    On March 26, 2001, the Company, its directors and certain affiliated entities were named as defendants in six putative class actions filed in the Court of Chancery, State of Delaware, New Castle County, on behalf of a putative class of public shareholders of CSFBdirect Common Stock. Each of the complaints, which are substantially the same, alleges that the Company's proposed offer to acquire all of the publicly owned CSFBdirect Common Stock is unfair to the holders of CSFBdirect Common Stock because the proposed purchase price of $4.00 per share does not reflect the "true" value of CSFBdirect Common Stock. The complaints further allege that the Company's directors breached their fiduciary duties to the CSFBdirect public shareholders, and that the Company's directors have relationships and duties that create a conflict of interest for them so that they allegedly could not be expected to protect the interests of the CSFBdirect public shareholders. The complaints seek, among other relief, temporary and permanent injunctions against the completion of the proposed offer and damages in an unspecified amount. The Company intends to defend itself vigorously against all of the suits.

22. Subsequent Event

    On March 26, 2001, the Company announced its intention to acquire for $4.00 per share the 18,400,000 shares of its CSFBdirect Common Stock owned by the public. The proposed transaction is subject to the approval of the Company's board of directors and the negotiation and execution of definitive documentation.

23. Quarterly Data (Unaudited)

					CSFBdirect Common Shares** Earnings Per Share
				CSFB (USA) Common Shares* Earnings Per Share Basic and Diluted
		Income Before Provision For Income Taxes
	Total Net Revenues
			Net Income		Basic	Diluted
2000:
First quarter	$1,888,902	$389,200	$245,200	$237,474	$0.13	$0.13
Second quarter	1,552,625	257,500	162,200	158,096	(0.06)	(0.06)
Third quarter	1,347,368	79,000	49,800	45,256	(0.04)	(0.04)
Fourth quarter	1,280,169	(2,247,864)	(1,533,012)	(1,536,374)	(0.11)	(0.11)

Total year	$6,069,064	$(1,522,164)	$(1,075,812)	$(1,095,548)	$(0.08)	$(0.08)

1999:
First quarter	$1,137,497	$197,000	$121,650	$116,361	$0.07	$0.07
Second quarter	1,429,865	259,000	165,650	160,312	0.05	0.05
Third quarter	1,328,675	194,000	122,200	117,507	(0.03)	(0.03)
Fourth quarter	1,659,987	303,500	191,200	186,243	(0.02)	(0.02)

Total year	$5,556,024	$953,500	$600,700	$580,423	$0.07	$0.07

*
Due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year, the sum of the quarters' earnings per common share may not equal the total year amounts.

**
For the periods prior to the quarter ended September 30, 1999, earnings per share amounts are pro forma as if the issuance of CSFBdirect Tracking Stock occurred at the beginning of 1998.

***
Subsequent to the Acquisition by CSG of all of the CSFB (USA) Common Stock of the Company, existing shares were canceled and the Company issued 1,000 shares of common stock to its parent. All computations of basic and diluted earnings per share have been adjusted retroactively for all periods presented to reflect the change in capital structure. Basic and diluted earnings per share are the same for all periods presented.

  The fourth quarter of 2000 includes an extraordinary item representing the loss on early extinguishment of debt of $11.7 million, net of tax benefit of $5.0 million.

SCHEDULE I

CREDIT SUISSE FIRST BOSTON (USA), INC.
(Formerly Donaldson, Lufkin & Jenrette, Inc.)
(Parent Company)

Condensed Statements of Financial Condition

(In thousands, except share and per share data)

	December 31,
	2000	1999
ASSETS
Cash and cash equivalents	$57,210	$947,640
Receivables from brokers, dealers and other	87,491	79,142
Long-term corporate development investments	41,337	65,987
Note receivable from parent	3,100,000	—
Receivables from subsidiaries	6,652,670	6,771,106
Investment in subsidiaries, at equity	6,386,619	4,501,100
Net federal deferred tax assets	1,114,589	621,389
Federal income taxes receivable	489,790	—
Other assets and deferred amounts	808,388	563,056

Total Assets	$18,738,094	$13,549,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings	$1,166,002	$1,331,607
Accounts payable and accrued expenses	2,516,212	1,784,064
Other liabilities	1,576,169	1,475,946
8.42% Junior subordinated debentures, held by a subsidiary trust	206,224	206,224
Other long-term borrowings	6,767,516	4,844,337
Stockholders' Equity:
Preferred Stock, 50,000,000 shares authorized:
Series A Preferred Stock, at $50.00 per share liquidation preference (4,000,000 shares issued and outstanding)	200,000	200,000
Series B Preferred Stock, at $50.00 per share liquidation preference (3,500,000 shares issued and outstanding)	175,000	175,000
Common stock, 1,500,000,000 shares authorized:
CSFB (USA) Inc. Common Stock ($0.10 par value; 500,000,000 shares authorized; 1,000 shares issued and outstanding)	—	—
CSFBdirect Common Stock ($0.10 par value; 500,000,000 shares authorized; 18,400,000 shares issued and outstanding; 84,250,000 notional shares in respect of CSFB (USA)'s retained interest)	1,840	1,840
Paid-in capital	5,072,215	1,322,540
Retained earnings	1,064,413	2,205,818
Accumulated other comprehensive income (loss)	(7,497)	2,044
Employee deferred compensation stock trust	—	13,591
Common stock issued to employee deferred compensation trust	—	(13,591)

Total stockholders' equity	6,505,971	3,907,242

Total Liabilities and Stockholders' Equity	$18,738,094	$13,549,420

See accompanying notes to condensed financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC.
(Formerly Donaldson, Lufkin & Jenrette, Inc.)

(Parent Company)

Condensed Statements of Operations

(In thousands, except share and per share data)

	Years Ended December 31,
	2000	1999	1998
Revenues:
Dividends from affiliates	$508,473	$—	$205,090
Interest from affiliates	357,935	321,871	229,785
Allocations from affiliates	22,647	19,209	19,021
Other	55,953	66,275	27,486

Total revenues	945,008	407,355	481,382

Interest expense	459,500	297,287	85,590

Net revenues	485,508	110,068	395,792

Costs and Expenses:
Compensation and benefits	335,078	271,592	147,952
Restructuring costs	161,963	—	—
Operating expenses	268,458	30,863	2,198

Total costs and expenses	765,499	302,455	150,150

Income (loss) before income tax benefit, equity in undistributed net income of subsidiaries and extraordinary item	(279,991)	(192,387)	245,642

Income tax benefit	396,511	208,636	139,799

Income (loss) before equity in undistributed net income (loss) of subsidiaries and extraordinary item	116,520	16,249	385,441

Equity in undistributed net income (loss) of subsidiaries	(1,180,610)	584,451	(14,641)

Income (loss) before extraordinary item	(1,064,090)	600,700	370,800

Loss on early extinguishment of debt, net of tax benefit of ($5,047)	(11,722)	—	—

Net income (loss)	$(1,075,812)	$600,700	$370,800

Dividends on preferred stock	$21,155	$21,180	$21,310

Earnings (loss) applicable to common shares	$(1,096,967)	$579,520	$349,490

See accompanying notes to condensed financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC.
(Formerly Donaldson, Lufkin & Jenrette, Inc.)

(Parent Company)

Condensed Statements of Operations

(In thousands, except share and per share data)

	Years Ended December 31,
	2000	1999	1998
Earnings (loss) applicable to common shares:
CSFB (USA):
Income (loss) before extraordinary item	$(1,083,826)	$580,423	$349,490
Extraordinary loss, net of tax	(11,722)	—	—

Net income (loss)	$(1,095,548)	$580,423	$349,490

CSFBdirect	$(1,419)	$(903)	***

Earnings (loss) per common share:
CSFB (USA)—Basic and Diluted:
Income (loss) before extraordinary item	$(1,083,826)	$580,423	$349,490
Extraordinary loss, net of tax	(11,722)	—	—

Net income (loss)	$(1,095,548)	$580,423	$349,490

CSFBdirect***
Basic	$(0.08)	$(0.05)	***

Diluted	$(0.08)	$(0.05)	***

Weighted average common shares outstanding:
CSFB (USA)
Basic and Diluted	1,000	1,000	1,000

CSFBdirect
Basic	18,400,000	18,400,000	***

Diluted	18,400,000	18,400,000	***

**
Subsequent to the Acquisition by CSG of 100% of the shares of the Company's voting common stock designated CSFB (USA) Common Stock, existing shares were canceled and the Company issued 1,000 shares of common stock to its parent. All computations of basic and diluted earnings per share have been adjusted retroactively for all periods presented to reflect the change in capital structure. Basic and diluted earnings per share are the same for all periods presented.

***
CSFBdirect shares were issued in May 1999.

See accompanying notes to condensed financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC.
(Formerly Donaldson, Lufkin & Jenrette, Inc.)
(Parent Company)

Condensed Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2000	1999	1998
Net cash (used in) provided by operating activities	$(1,530,266)	$784,864	$544,785

Cash flows from investing activities:
Net proceeds from (payments for):
Note receivable from parent	(3,100,000)	—	—
Transfer of CSFB Corp. from parent	2,537,976	—	—
Dividends from affiliates	508,473	—	205,090
Investment in subsidiaries	(1,213,383)	(892,012)	(472,996)
Allocated equity to CSFBdirect	—	(233,945)	—
Other assets	(259,206)	(15,250)	(51,474)

Net cash used in investing activities	(1,526,140)	(1,141,207)	(319,380)

Cash flows from financing activities:
Net proceeds from (payments for):
Short-term financings	(165,605)	1,096,764	(432,914)
Issuance of:
CSFBdirect Common Stock	—	346,591	—
Senior notes	503,781	649,637	893,552
Subordinated exchange notes	(241,769)	—	—
Medium-term notes	1,643,652	1,183,212	349,337
Global floating rate notes	746	—	448
Series B preferred stock	—	—	175,000
Subordinated loan from subsidiaries	(468,714)	47,950	(623,176)
Dividends paid	(37,120)	(52,592)	(51,310)
Dividend of DLJAMG to parent	(28,473)	—	—
Sale of common stock to AXA Financial and AXA, S.A.	—	—	300,000
Exercise of stock options	372,328	34,717	21,775
Receivables from subsidiaries	587,150	(2,708,306)	(152,115)

Net cash provided by financing activities	2,165,976	597,973	480,597

Increase (decrease) in cash and cash equivalents	(890,430)	241,630	706,002

Cash and cash equivalents at beginning of year	947,640	706,010	8

Cash and cash equivalents at end of year	$57,210	$947,640	$706,010

See accompanying notes to condensed financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC.
(Formerly Donaldson, Lufkin & Jenrette, Inc.)
(Parent Company)

Notes to Condensed Financial Statements

December 31, 2000

1.  Basis of Presentation

    The condensed financial statements of CSFB (USA) Inc. (formerly Donaldson, Lufkin & Jenrette, Inc.) ("Parent Company") should be read in conjunction with the consolidated financial statements of CSFB (USA) Inc. and subsidiaries (the "Company") and the notes thereto. Investments in subsidiaries are accounted for under the equity method.

2.  Issuance of CSFBdirect Common Stock

    CSFBdirect represents a combination of the assets and liabilities of the Company's online discount brokerage and related investment services business, rather than a separately incorporated entity. CSFBdirect Common Stock tracks the separate performance of these businesses for periods subsequent to the date of the offering ("Tracking Stock"). On May 28, 1999, the Company issued in an initial public offering 18.4 million shares of CSFBdirectCommon Stock (formerly known as DLJdirect Common Stock). Prior to issuing the Tracking Stock, the Company's existing common stock was designated as CSFB (USA) Common Stock to reflect the performance of the Company's primary businesses, i.e., Investment Banking, Fixed Income, Equity and Financial Services, plus a retained interest in CSFBdirect. All of the Company's businesses other than those included in CSFBdirect, plus the Company's retained interest in CSFBdirect are referred to as CSFB (USA). Holders of the Tracking stock are common stockholders of the Company but have no voting rights, except in certain limited circumstances, and will be subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Earnings applicable to common shares for CSFB (USA) include a 100% interest in CSFBdirect for periods prior to the closing date of the initial public offering of the Tracking Stock, and 82.1% for subsequent periods.

3.  Related Party Transactions

    Receivables from subsidiaries include $1.2 billion and $0.8 billion loaned under master note agreements at December 31, 2000 and 1999, respectively. Substantially all receivables from subsidiaries provide for interest based on federal funds rates.

    The amount of cash dividends paid to the Parent Company by its consolidated subsidiaries amounted to $508.5 million and $205.1 million for the years ended December 31, 2000 and 1998, respectively. There were no cash dividends paid to the Parent Company by its consolidated subsidiaries in 1999. There are no restrictions on the payment of dividends, except for those stipulated in certain debt agreements and in those applicable to brokers and dealers which provide for certain minimum amounts of capital to be maintained to satisfy regulatory requirements in the Company's domestic and foreign broker-dealer subsidiaries. Under certain circumstances, the amount of excess capital that can be withdrawn is limited. The regulatory requirements are designed to measure the general financial integrity and liquidity of broker-dealers and provide minimum acceptable net capital levels to satisfy commitments to customers. Unless an adequate level of capital is maintained, regulated broker-dealer subsidiaries would be prohibited from paying dividends to the Parent Company.

4.  Long-term Borrowings

    The Parent Company finances certain of its activities through long-term borrowing arrangements. At December 31, 2000 there were current maturities of long-term borrowings of $1.4 billion. Long-term borrowings consist of the following:

	December 31,
	2000	1999
	(In thousands)
Senior notes, 5.875% — 8.00% due various dates through 2008	$2,544,454	$2,040,673
Medium-term notes, 0.62% — 7.60% due various dates through 2016	3,873,511	2,229,859
Subordinated exchange notes, 9.58% due 2003	—	225,000
Global floating rate notes, due 2002	349,551	348,805

Total other long-term borrowings	$6,767,516	$4,844,337

    For a detailed description of the Parent Company's long-term borrowings, see Note 9 of the Notes to Consolidated Financial Statements of CSFB (USA) and subsidiaries.

    Scheduled maturities of long-term borrowings are as follows:

	December 31,
	2000	1999
	(In thousands)
2000	$—	$459,763
2001	1,428,500	1,013,629
2002	1,454,257	1,216,591
2003	991,077	374,531
2004	129,861	129,589
2005	1,547,860	498,132
2006-2016	1,215,961	1,152,102

	$6,767,516	$4,844,337

    At December 31, 2000 no borrowings were outstanding under the Parent Company's $2.8 billion (as amended) credit facility with banks, of which $2.38 billion may be borrowed on an unsecured basis.

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

6.  Contingent Liabilities

    From time to time the Parent Company issues guarantees of the obligations of certain subsidiaries. The amounts of such items in the aggregate are not considered excessive in relation to the normal operating levels of the Company and management does not anticipate, as of December 31, 2000, losses as a result of these guarantees.

7.  Earnings Per Share

    As a result of the Acquisition, CSG and its subsidiaries acquired 100% of the shares of the Company's voting common stock (that is, the common stock of the Company of the series previously designated Donaldson, Lufkin & Jenrette, Inc.—DLJ Common Stock, par value $.10 per share) (the "Shares"). Subsequent to the Acquisition by CSG of all of the CSFB (USA) Common Stock of the Company, existing shares were cancelled and the Company issued 1,000 shares of common stock to its Parent. All computations of basic and diluted earnings per share have been adjusted retroactively for all periods presented to reflect the change in capital structure. Basic and diluted earnings per share are the same for all periods presented.

    Earnings per common share for periods subsequent to the issuance of the Tracking Stock have been calculated using the two-class method. The two-class method is an earnings allocation formula that determines the earnings per share for each class of common stock according to participation rights in undistributed earnings. The Company's Tracking stock (that is, the common stock of the Company of the series designated CSFB (USA), Inc.—CSFBdirect Common Stock, par value $.10 per share) was not directly affected by the Transaction and remains outstanding.

    For CSFBdirect, basic earnings per share is calculated by dividing earnings applicable to common shares for the period the Tracking Stock was outstanding by the weighted average actual number of such common shares outstanding. Diluted earnings per common share include the dilutive effect if any, of options calculated under the treasury stock method. Earnings per share for CSFBdirect for periods prior to the closing date of the initial public offering of the Tracking Stock, are not presented as such amounts are not meaningful.

8.  Subsequent Event

    On March 26, 2001, the Company announced its intention to acquire for $4.00 per share the 18,400,000 shares of its CSFBdirect Common Stock owned by the public. The proposed transaction is subject to the approval of the Company's board of directors and the negotiation and execution of definitive documentation.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Credit Suisse First Boston (USA), Inc.

    We have audited the accompanying combined statements of financial condition of CSFBdirect (a combination of certain assets and liabilities of Credit Suisse First Boston (USA), Inc., as described in note 1) as of December 31, 2000 and 1999, and the related combined statements of operations, changes in allocated equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These combined financial statements are the responsibility of Credit Suisse First Boston (USA), Inc.'s management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes, examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    We have audited the consolidated financial statements of Credit Suisse First Boston (USA), Inc. and subsidiaries as of December 31, 2000 and 1999, and for each of the years in the three-year period ended December 31, 2000, and have issued our report dated February 8, 2001, except as to Notes 21 and 22 which are as of March 26, 2001. The combined financial statements of CSFBdirect should be read in conjunction with the consolidated financial statements of Credit Suisse First Boston (USA), Inc. and subsidiaries.

    In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of CSFBdirect as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
New York, New York

February 8, 2001,
except as to Note 12, which is as of March 26, 2001

CSFBdirect
(Formerly DLJdirect)
(a combination of certain assets and liabilities as described in note 1)

Combined Statements of Financial Condition

(In thousands)

	December 31, 2000	December 31, 1999
ASSETS
Cash and cash equivalents	$141,560	$237,020
Short-term investments	47,158	7,848
Deposit with affiliated clearing broker	447	329
Receivables from brokers, dealers and others, net	28,415	19,015
Financial instruments owned, at market value	378	1,010
Office facilities, at cost (net of accumulated depreciation and amortization of $753 and $470, respectively)	827	92
Investment in and advances to joint ventures	46,944	11,009
Long-term corporate development investments	5,522	730
Prepaid expenses and other assets	5,287	1,389

Total Assets	$276,538	$278,442

LIABILITIES AND ALLOCATED EQUITY
Liabilities:
Payables to parent and affiliates, net	$26,411	$12,550
Financial instruments sold not yet purchased, at market value	115	26
Accounts payable and accrued expenses	26,722	34,074

Total liabilities	53,248	46,650

Commitments and contingencies
Allocated equity	222,732	230,662
Accumulated other comprehensive income	558	1,130

Total allocated equity	223,290	231,792

Total Liabilities and Allocated Equity	$276,538	$278,442

See accompanying notes to combined financial statements.

CSFBdirect
(Formerly DLJdirect)
(a combination of certain assets and liabilities as described in note 1)

Combined Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2000	1999	1998
Revenues:
Commissions	$193,490	$142,805	$78,717
Underwritings	6,821	8,987	—
Fees	84,169	47,811	25,484
Interest, net of interest expense of $1,555 and $1,061, respectively	72,316	38,468	13,723

Total net revenues	356,796	238,071	117,924

Costs and expenses:
Compensation and benefits	124,119	60,991	28,260
Brokerage, clearing, exchange and other fees	53,329	39,206	28,423
Advertising	60,251	62,913	23,560
Occupancy and related costs	15,554	3,988	1,623
Communications and technology	44,173	25,169	14,925
Merger related costs	6,587	—	—
Other operating expenses	53,535	27,764	18,665

Total costs and expenses	357,548	220,031	115,456

Income (loss) before income tax provision (benefit) and equity in net loss of joint venture	(752)	18,040	2,468

Income tax provision	183	7,893	1,008
Equity in net loss of joint ventures	(6,995)	(3,215)	—

Net income (loss)	$(7,930)	$6,932	$1,460

Earnings (loss) per share:
Basic	$(0.08)	$0.07	$0.01
Diluted	$(0.08)	$0.07	$0.01

Weighted average notional and outstanding shares:
Basic	102,650	102,650	102,650
Diluted	102,650	102,660	102,650

Earnings (loss) attributable to:
CSFB (USA) Retained Interest	$(6,511)	$7,835	$1,460
CSFBdirect Common Stock	$(1,419)	$(903)	—

CSFBdirect Common Stock earnings (loss) per share:
Basic	$(0.08)	$(0.05)
Diluted	$(0.08)	$(0.05)

CSFBdirect Common Stock weighted average common shares:
Basic	18,400	18,400
Diluted	18,400	18,400

See accompanying notes to combined financial statements.

CSFBdirect
(Formerly DLJdirect)
(a combination of certain assets and liabilities as described in note 1)
Combined Statements of Changes in Allocated Equity

For the Years Ended December 31, 2000, 1999, and 1998

(In thousands)

	Allocated Equity	Accumulated Other Comprehensive Income	Total Allocated Equity

Balances at December 31, 1997	$5,964	$—	$5,964
Net income	1,460	—	1,460
Capital contributions from CSFB (USA), Inc.	14,500	—	14,500

Balances at December 31, 1998	21,924	—	21,924
Net income	6,932	—	6,932
Translation adjustment—net of taxes	—	1,130	1,130
Total comprehensive income	—	—	8,062
Capital contribution from CSFB (USA), Inc.	1,000	—	1,000
Allocated equity from issuance of CSFBdirect Common Stock	233,945	—	233,945
Dividend paid to CSFB (USA), Inc.	(33,139)	—	(33,139)

Balances at December 31, 1999	230,662	1,130	231,792
Net loss	(7,930)	—	(7,930)
Translation adjustment—net of taxes	—	(572)	(572)
Total comprehensive income	—	—	(8,502)

Balances at December 31, 2000	$222,732	$558	$223,290

See accompanying notes to combined financial statements.

CSFBdirect
(Formerly DLJdirect)
(a combination of certain assets and liabilities as described in note 1)

Combined Statements of Cash Flows

For the Years Ended December 31, 2000, 1999 and 1998
(In thousands)

	2000	1999	1998
Cash flows from operating activities:
Net income (loss)	$(7,930)	$6,932	$1,460
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized depreciation of long-term corporate development investment	(28)	—	—
Depreciation and amortization	311	186	299
Deferred taxes	1,646	(2,721)	(275)
Equity in net loss of joint ventures	6,995	3,215	—
(Increase) decrease in operating assets:
Deposit with affiliated clearing broker	(118)	(79)	—
Receivables from brokers, dealers and other, net	(9,400)	(17,128)	(1,162)
Financial instruments owned, at market value	632	(968)	—
Prepaid expenses and other assets	(4,718)	(1,479)	(475)
Increase (decrease) in operating liabilities:
Payables to parent and affiliates, net	12,463	9,397	2,220
Financial instruments sold, not yet purchased, at market value	89	2	—
Accounts payable and accrued expenses	(7,352)	31,482	(25)

Net cash provided by (used in) operating activities	(7,410)	28,839	2,042

Cash flows from investing activities:
Net proceeds from (payments for):
Purchase of long-term corporate development investments	(4,764)	—	—
Purchase of office facilities	(1,046)	—	—
Sale of office facilities	—	—	1,231
Investment in and advances to joint ventures	(42,930)	(12,431)	—
Short-term investments	(39,310)	(7,848)	—

Net cash provided by (used in) investing activities	(88,050)	(20,279)	1,231

Cash flows from financing activities:
Net proceeds from (payments for):
Capital contributions from CSFB (USA), Inc.	—	1,000	14,500
Allocated equity from issuance of CSFBdirect Common Stock	—	233,945	—
Dividend paid to CSFB (USA), Inc.	—	(33,139)	—

Net cash provided by financing activities	—	201,806	14,500

Increase (decrease) in cash and cash equivalents	(95,460)	210,366	17,773
Cash and cash equivalents at beginning of period	237,020	26,654	8,881

Cash and cash equivalents at end of period	$141,560	$237,020	$26,654

See accompanying notes to combined financial statements

CSFBdirect
(Formerly DLJdirect)
(a combination of certain assets and liabilities as described in note 1)

Notes to Combined Financial Statements

December 31, 2000

1. Basis of Presentation

    CSFBdirect (formerly DLJdirect) represents a combination of the assets and liabilities of the online discount brokerage and related investment services business of Credit Suisse First Boston (USA), Inc. (formerly Donaldson, Lufkin & Jenrette, Inc. and subsidiaries) ("CSFB (USA), Inc."), rather than a separately incorporated entity. All prior references to Donaldson, Lufkin & Jenrette, Inc. and DLJdirect have been changed to CSFB (USA), Inc. and CSFBdirect, respectively. CSFB (USA), Inc. became an indirect wholly-owned subsidiary of Credit Suisse Group ("CSG"), a corporation organized under the laws of Switzerland, as a result of an acquisition which was completed on November 3, 2000. The acquisition will not have an effect on the outstanding shares of CSFBdirect Common Stock.

    Effective January 15, 2001, DLJdirect Inc. changed its name to CSFBdirect Inc. Costs incurred as a result of the name change are included in merger-related costs in the combined statements of operations.

    CSFBdirect Common Stock tracks the separate performance of these businesses for periods subsequent to the date of the offering. On May 28, 1999, CSFB (USA), Inc. issued in an initial public offering 18.4 million shares of CSFBdirect Common Stock. The shares of CSFBdirect Common Stock have no voting rights, except in certain limited circumstances, and holders of CSFBdirect Common Stock do not have any claims to the net assets of CSFBdirect. Prior to the offering, CSFB (USA), Inc. designated its existing common stock as CSFB (USA) Common Stock, which represents the performance of CSFB (USA), Inc.'s primary businesses, i.e., Investment Banking, Fixed Income, Equity and Financial Services, plus a retained interest in CSFBdirect. All of CSFB (USA), Inc.'s businesses other than those included in CSFBdirect, plus its retained interest in CSFBdirect, are referred to as CSFB (USA). As a result of the offering, CSFB (USA) has a retained interest of 82.1% in CSFBdirect represented by 84.3 million notional shares. The 18.4 million shares of CSFBdirect Common Stock reflect the 17.9% owned by the public. Prior to the offering, CSFB (USA) had a 100% interest in the earnings of CSFBdirect.

    The CSFBdirect Common Stock initially consisted principally of the assets, liabilities, revenues and expenses of CSFB (USA), Inc.'s ultimate 100% equity interest in CSFBdirect Holdings Inc. (subsequent to June 1, 1997) and CSFB (USA), Inc.'s online discount brokerage division (prior to June 2, 1997). CSFBdirect may also include such other related assets and liabilities of CSFB (USA), Inc. as the Board of Directors of CSFB (USA), Inc. may deem appropriate in the future.

    Even though CSFB (USA), Inc. has allocated certain assets, liabilities, revenues, expenses and cash flows to CSFBdirect, that allocation will not change the legal title to any assets or responsibility for any liabilities and will not affect the rights of creditors. Holders of CSFBdirectCommon Stock are common stockholders of CSFB (USA), Inc. and are subject to all the risks associated with an investment in CSFB (USA), Inc. and all of its businesses, assets and liabilities. Material financial events, which may occur at CSFB (USA), Inc., may affect CSFBdirect's results of operations or financial position. Accordingly, financial information for CSFBdirect should be read in conjunction with financial information of CSFB (USA), Inc. included herein.

2. Summary of Significant Accounting Policies

    To prepare combined financial statements in conformity with generally accepted accounting principles, management must estimate certain amounts that affect the reported assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates. Certain reclassifications have been made to prior year combined financial statements to conform to the 2000 presentation.

    Substantially all of the financial assets and liabilities allocated to CSFBdirect, including short-term investments, are carried at fair value or are carried at amounts which approximate fair value because of their short-term nature. Fair value is estimated at a specific point in time, based on relevant market information.

    Cash equivalents include all demand deposits held in banks and certain highly liquid investments with maturities of 90 days or less.

    Securities transactions, commission revenue, and brokerage, clearing and exchange fees are recorded on a settlement date basis and, if significant, adjustments are made to a trade date basis. Receivables from brokers, dealers and other, net in the accompanying combined statements of financial condition primarily consists of revenues earned from customer transactions, net of an estimated allowance for doubtful accounts.

    Long-term corporate development investments represent CSFBdirect's involvement in private debt and equity investments. These investments generally have no readily available market or may be otherwise restricted as to resale under the Securities Act of 1933; therefore, these investments, are carried at estimated fair value. The cost of these investments was $5.5 million at December 31, 2000. In 2000, the decrease in net unrealized depreciation amounted to $28,000. Changes in net unrealized depreciation arising from changes in fair value or upon realization are reflected in other revenues in the accompanying combined statements of operations.

    Office facilities are carried at cost and are depreciated on a straight-line basis over the estimated useful life of the related assets, ranging from three to eight years. Leasehold improvements are amortized over the lesser of the useful life of the improvement or the term of the lease.

    Advertising costs are expensed as incurred.

    Investment in joint ventures is accounted for by the equity method.

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

    CSFB (USA), Inc. allocates certain general administrative and facilities expenses to CSFBdirect using a proportional cost methodology based on the relative number of employees and square foot usage of CSFBdirect or on actual costs incurred.

    CSFBdirect accounts for stock-based compensation related to stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, does not recognize any compensation cost associated with such plans in the combined financial statements. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," CSFBdirect provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method had been applied.

    Basic and diluted earnings per common share amounts are calculated by dividing earnings applicable to common shares by the weighted average common shares outstanding. Basic earnings per share excludes the dilutive effects of stock options. Diluted earnings per share reflects all potentially dilutive securities.

    Pursuant to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," CSFBdirect operates in one reportable segment as a provider of online discount brokerage services. CSFBdirect's involvement in foreign operations is not significant.

3. Investment in Foreign Joint Ventures

    CSFBdirect has a 50% interest in foreign-based joint ventures in Japan (DLJdirect SFG Securities Inc.), Hong Kong (Hutchison CSFBdirect Holdings Limited) and the Middle East (CSFBdirect-eUnion). CSFBdirect accounts for these investments on the equity method. DLJdirect SFG Securities Inc., Hutchison CSFBdirect Holdings Limited and CSFBdirect-eUnion are referred to as the "Joint Venture Entities."

    Summarized financial information for the Joint Venture Entities for the years ended December 31, 2000 and 1999 are as follows:

	2000	1999
	Combined Joint Venture Operations (In thousands)
Total assets	$742,827	$318,874

Total liabilities	$698,252	$304,064

Loss before income tax benefit	$(21,524)	$(9,849)

Net loss (CSFBdirect share, net of income tax benefit)	$(6,995)	$(3,215)

    CSFBdirect's unconsolidated joint ventures in the Middle East and Hong Kong began trading in April 2000, and subsequent to December 31, 2000, respectively. The financial information presented above for the year ended 1999 represents only the operations of DLJdirect SFG Securities which commenced operations in April 1999.

4. Related Party Transactions

    CSFBdirect transacts business with a group of companies affiliated through common majority ownership with CSFB (USA), Inc. ("affiliates"), and has various transactions and relationships with members of the group. Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

    Pursuant to clearing agreements between CSFBdirect and affiliates all securities transactions of CSFBdirect are cleared on a fully disclosed basis through an affiliate which amounts are included in brokerage, clearing, exchange and other fees in the accompanying combined statements of operations. In connection with such transactions, CSFBdirect had $447,000 and $329,000 on deposit with CSFB (USA), Inc. at December 31, 2000 and 1999, respectively.

    The following summarizes the income/expense components generated from transactions with affiliates for the years ended December 31, 2000, 1999 and 1998.

	December 31,
	2000	1999	1998
	(In millions)
Fee income	$68.0	$38.1	$22.3
Interest income	59.4	30.7	12.6
Brokerage, clearing, exchange and other fees	53.3	39.2	28.4

    Fee income includes amounts received from affiliates for order flow and technology development. Interest income includes amounts received by CSFBdirect from affiliates for interest earned on CSFBdirect's customers' balances.

    On December 29, 2000, CSFBdirect received a $18.8 million note receivable from DLJdirect SFG Securities Inc., a 50% owned joint venture in Japan. The note bears interest at 1.42% and matures on March 30, 2001.

    For the year ended December 31, 1998, other operating expenses included $5.2 million for a license agreement with an affiliate. The affiliate has licensed certain trademarks, service marks, trade names and other proprietary rights to various words, slogans, symbols and logos to CSFBdirect for use in its provision of financial services and sale or other distribution of related financial goods. In March 1999, CSFBdirect entered into a new license agreement and an amended clearing agreement. The amounts paid by CSFBdirect under the clearing agreement include payments in respect of the license fee for the use of the trademarks. If such agreements were entered into in prior years under these conditions, management believes that there would have been no material effect upon the total costs and expenses of CSFBdirect.

    Employees of CSFBdirect participate in CSFB (USA), Inc.'s defined contribution employee benefit plans. Certain key employees of CSFBdirect participate in stock options, long-term incentive compensation and restricted stock unit employee benefit plans and various deferred compensation arrangements, as well as other non-qualified plans which are funded by insurance contracts. Expenses associated with these compensation arrangements are reflected in CSFBdirect's combined statements of operations.

5. Income Taxes

    CSFBdirect is part of a group that files consolidated Federal income tax returns. CSFBdirect records the settlement of all current and deferred income taxes in the intercompany account with CSFB (USA), Inc. under a tax sharing arrangement. Taxes are provided as if CSFBdirect filed a separate return. Income tax provision (benefit) included in the combined statements of operations is as follows:

	December 31,
	2000	1999	1998
	(In thousands)
Current:
U.S. Federal	$(725)	$7,083	$1,022
State and local	(490)	2,868	261

Total current	(1,215)	9,951	1,283

Deferred:
U.S. Federal	202	(1,602)	(236)
State and local	1,196	(456)	(39)

Total deferred	1,398	(2,058)	(275)

Total income tax provision	$183	$7,893	$1,008

    The following summarizes the difference between the "expected" tax provision, which is computed by applying the statutory tax rate to income before income tax provision (benefit), and the effective income tax provision, which is computed by using the effective tax rate.

	2000		1999		1998
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income
	(In thousands)		(In thousands)		(In thousands)
Computed "expected" tax provision (benefit)	$(263)	35.0%	$6,314	35.0%	$864	35.0%
State and local taxes, net of related Federal income tax benefit	459	(61.1)	1,568	8.7	144	5.9
Non-taxable expense items	(13)	1.8	11	0.1	—	—

Income tax provision (benefit)	$183	(24.3)%	$7,893	43.8%	$1,008	40.9%

    The tax effects of temporary differences that give rise to deferred tax assets, which are settled through the intercompany account with CSFB (USA), Inc. at December 31, 2000 are as follows:

	2000	1999
	(In thousands)
Deferred tax assets:
Deferred compensation and other	$1,439	$2,837

    Management has determined that the realization of the recognized net deferred tax asset of $1.4 million at December 31, 2000 is more likely than not, based on anticipated future taxable income. CSFBdirect also has planning strategies available, which may enhance its ability to utilize these tax benefits. As a result, at December 31, 2000 a valuation allowance has not been recorded against deferred tax assets. However, if estimates of future taxable income are reduced, the amount of the deferred tax assets considered realizable could also be reduced.

6. Net Capital

    CSFBdirect includes CSFBdirect Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. ("NASD"). CSFBdirect Inc. (formerly DLJdirect Inc.) is subject to the minimum net capital requirements of the Securities and Exchange Commission and the NASD. As such, it is subject to the NASD's net capital rule, which conforms to the Uniform Net Capital Rule pursuant to Rule 15c3-1 of the Securities Exchange Act of 1934. As a broker-dealer that does not carry customer accounts, under the alternative method permitted by this rule, the required net capital, as defined, shall not be less than $250,000. At December 31, 2000, CSFBdirect Inc.'s net capital of $17.9 million was in excess of the minimum requirement by $17.6 million.

    CSFBdirect's London-based broker-dealer affiliate, DLJdirect Ltd., is subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. At December 31, 2000, CSFBdirect complied with all applicable regulatory capital adequacy requirements.

7.  Concentrations of Credit Risk

    In the normal course of business, CSFBdirect's affiliated clearing broker makes loans to CSFBdirect's customers collateralized by customer securities. The affiliated clearing broker extends credit for the customer margin accounts of CSFBdirect. In permitting the customers to purchase securities on margin, CSFBdirect is exposed to the risk of a market decline that could reduce the value of the collateral held to below the customers' indebtedness before the collateral can be sold, which could result in losses to CSFBdirect. CSFBdirect seeks to control the risk associated with its customer activities by making credit inquiries when establishing customer relationships and by monitoring customer trading activity.

    Credit risk is the amount of accounting loss CSFBdirect would incur if a customer failed to perform its obligations under contractual terms. Substantially all of the clearing and depository operations for CSFBdirect are performed by its affiliated clearing broker pursuant to a clearance agreement. The affiliated clearing broker reviews as considered necessary, the creditworthiness of the customers with which CSFBdirect conducts business. CSFBdirect's exposure to credit risk associated with the nonperformance by customers in fulfilling their contractual obligations pursuant to securities transactions can be directly affected by volatile securities markets, credit markets and regulatory changes.

8.  Earnings Per Share

    Earnings (loss) per share amounts have been calculated by dividing net income (loss) by the weighted average notional and outstanding shares of CSFBdirect Common Stock. Earnings per share amounts for the year ended December 31, 1999 are calculated based on pro forma amounts as if the issuance of CSFBdirect Common Stock occurred at the beginning of 1999. The notional shares represent CSFB (USA)'s 82.1% retained interest in CSFBdirect. Prior to the offering, CSFB (USA) had a 100% interest in the earnings of CSFBdirect. These pro forma amounts are presented for comparative purposes only.

    CSFBdirect Common Stock earnings per common share amounts have been calculated by dividing earnings applicable to common shares by the weighted average actual common shares outstanding. CSFBdirect Common Stock earnings per share for periods prior to the closing date are not presented as such amounts are not meaningful.

    The numerators and denominators of the basic and diluted earnings per common share computations include the following items:

	Year Ended
	December 31, 2000		December 31, 1999
			(Pro forma)
	Loss	Shares	Income	Shares
	(In thousands)		(In thousands)
Basic EPS:
Earnings (loss) applicable to common shares	$(7,930)	102,650	$6,932	102,650
Effect of dilutive securities:
Stock options	$—	*	$—	10

Diluted EPS	$(7,930)	102,650	$6,932	102,660

CSFBdirect Common Stock
Basic EPS:
Earnings (loss) applicable to common shares	$(1,419)	18,400	$(903)	18,400

Effect of dilutive securities:
Stock options	$—	*	$—	*

Diluted EPS	$(1,419)	18,400	$(903)	18,400

*
Exercisable stock options are excluded from the computation of diluted earnings per share since the effect of including them was antidilutive.

9.  Employee Compensation and Benefit Plans

1999 Incentive Compensation Plan—CSFBdirectCommon Stock

    Awards under the 1999 Incentive Compensation Plan (the "Plan") are determined by the Compensation and Management Committee of the Board of Directors of CSFB (USA), Inc. Under the Plan, stock options on CSFBdirect stock are granted at a price equal to the fair value of the stock at the date of grant. The options are exercisable for up to 10 years from the date of grant and vest in four equal annual installments starting one year from the date of grant. Under the Plan, 10,000,000 shares are issuable.

    The following summarizes the stock option activity:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 1998	—	$—

Granted	6,303,550	$19.76
Forfeited	(106,500)	$20.00
Exercised	—	—

Outstanding at December 31, 1999	6,197,050	$19.76

Granted	3,975,850	$8.59
Forfeited	(425,329)	16.20
Exercised	—	—

Outstanding at December 31, 2000	9,747,571	$15.37

    The following summarizes information related to stock options outstanding at December 31, 2000:

Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
$ 5.06– 7.94	1,131,125	$5.92	9.7
$ 7.95–11.00	2,718,279	15.60	9.3
$11.01–14.13	193,750	14.09	8.8
$14.14–20.00	5,704,417	20.00	8.4

Total	9,747,571	$15.37	8.8

    At December 31, 2000, there were approximately 2,061,049 options exercisable at prices ranging from $9.56 to $20.00. The weighted average exercise price of these options was $16.89. At December 31, 1999, there were no options on CSFBdirect Common Stock exercisable.

    CSFBdirect accounts for its stock option plans in accordance with APB Opinion No. 25 and, accordingly, does not recognize any compensation cost associated with such plans in the combined financial statements. If CSFBdirect had calculated compensation cost under SFAS No. 123 (based on the fair value of options at the grant date), CSFBdirect would have reported the following net loss and loss per common share for the period the CSFBdirect Common Stock was outstanding:

		2000	1999
		(in thousands)
Net loss applicable to common shares	As reported	$(1,419)	$(903)
	Pro forma	$(14,896)	$(6,345)
Basic loss per common share	As reported	$(0.08)	$(0.05)
	Pro forma	$(0.81)	$(0.34)
Diluted loss per common share	As reported	$(0.08)	$(0.05)
	Pro forma	$(0.81)	$(0.34)

    The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. For options granted during 2000 and 1999 CSFBdirect used the following weighted average assumptions, respectively: expected volatility of 62% and 45%, risk-free interest rates of 5.92% and 5.69%, and an expected life of five years for all grants. The weighted average fair value per share of options granted during 2000 and 1999 was $5.04 and $9.30, respectively.

10.  Leases, Commitments

    CSFBdirect primarily obtains its office space and equipment under cancelable and non-cancelable operating lease agreements through an affiliate. Such operating leases expire on various dates through 2019. Expenses related to leased premises, equipment and technology for the years ended December 31, 2000, 1999 and 1998 was $15.8 million, $4.9 million and $3.0 million, respectively.

    At December 31, 2000, non-cancelable operating leases in excess of one year, excluding escalation and renewal options, had the following minimum lease commitments:

Period	(In thousands)
2001	$37,602
2002	37,167
2003	33,981
2004	31,190
2005	25,585
2006-2019	85,904

Total	$251,429

    In the normal course of business, CSFBdirect enters into marketing and promotional agreements that focus on brand awareness. In connection with these agreements, at December 31, 2000, CSFBdirect had non-cancelable commitments in excess of one year of approximately $20 million.

11.  Legal Proceedings

    CSFBdirect has been named a defendant in actions relating to its businesses. While the ultimate outcome of litigation involving CSFBdirect cannot be predicted with certainty, management, having reviewed these actions with its counsel, believes it has meritorious defenses to all such actions and intends to defend each of these vigorously. In the opinion of management of CSFBdirect, the ultimate resolution of all litigation, regulatory and investigative matters affecting CSFBdirect will not have a material adverse effect on the combined financial condition or combined results of operations of CSFBdirect.

12.  Subsequent Events

    On March 14, 2001, CSFBdirect announced that it will close its Parsippany, New Jersey call center as a measure to reduce expenses by consolidating customer service at its other locations. CSFBdirect will take a one-time quarterly pre-tax charge of approximately $9.0 million (unaudited) in the first quarter of 2001, consisting of employee termination benefit payments and costs related to leases of property and equipment.

    On March 26, 2001, CSFB (USA), Inc. announced its intention to acquire for $4.00 per share the 18,400,000 shares of its CSFBdirect Common Stock owned by the public. The proposed transaction is subject to the approval of CSFB (USA), Inc's board of directors and the negotiation and execution of definitive documentation.

13.  Quarterly Data (Unaudited)

	Total Net Revenues	Income (Loss) Before Income Tax Provision And Equity in Net Loss Of Joint Venture	Net Income (Loss)	Basic Earnings (Loss) Per Common Share*	Diluted Earnings (Loss) Per Common Share*
	(In thousands)
2000:
First quarter	$114,213	$25,469	$13,614	$0.13	$0.13
Second quarter	83,614	(7,917)	(6,621)	(0.06)	(0.06)
Third quarter	78,978	(3,104)	(4,162)	(0.04)	(0.04)
Fourth quarter	79,991	(15,200)	(10,761)	(0.10)	(0.10)

Total year	$356,796	$(752)	$(7,930)	$(0.08)	$(0.08)

1999:
First quarter	$47,202	$11,261	$7,173	$0.07	$0.07
Second quarter	59,674	11,241	5,076	0.05	0.05
Third quarter	54,881	(3,728)	(3,330)	(0.03)	(0.03)
Fourth quarter	76,314	(734)	(1,987)	(0.02)	(0.02)

Total year	$238,071	$18,040	$6,932	$0.07	$0.07

    For the periods prior to the quarter ended September 30, 1999, earnings per share amounts are pro forma as if the issuance of CSFBdirect Common Stock occurred at the beginning of 1999.

*
Due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year, the sum of the quarters' earnings per common share may not equal the total year amounts.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 29th day of March, 2001.

CREDIT SUISSE FIRST BOSTON (USA), INC.
By:	/s/ DAVID C. FISHER Name: David C. Fisher Title: Chief Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ ALLEN D. WHEAT* Allen D. Wheat	Director, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2001
/s/ ANTHONY F. DADDINO* Anthony F. Daddino	Director, Chief Financial and Administrative Officer (Principal Financial Officer)	March 29, 2001
/s/ DAVID C. FISHER David C. Fisher	Chief Accounting Officer (Principal Accounting Officer)	March 29, 2001
/s/ ROBERT M. BAYLIS* Robert M. Baylis	Director	March 29, 2001
/s/ BRADY W. DOUGAN* Brady W. Dougan	Director, Division Head—Equity	March 29, 2001
/s/ CAROL B. EINIGER* Carol B. Einiger	Director	March 29, 2001
/s/ GATES H. HAWN Gates H. Hawn	Director, Division Head—Financial Services	March 29, 2001
/s/ STEPHEN A. M. HESTER* Stephen A. M. Hester	Director, Division Head—Fixed Income	March 29, 2001
/s/ HAMILTON E. JAMES* Hamilton E. James	Director, Division Co-Head—Investment Banking	March 29, 2001
/s/ JOSEPH T. MCLAUGHLIN* Joseph T. McLaughlin	Director, General Counsel	March 29, 2001

II-1

/s/ JOE L. ROBY Joe L. Roby	Director	March 29, 2001
/s/ PHILIP K. RYAN* Philip K. Ryan	Director	March 29, 2001
/s/ RICHARD E. THORNBURGH* Richard E. Thornburgh	Director, Division Head—Finance, Administration and Operations	March 29, 2001
/s/ MAYNARD J. TOLL, JR. Maynard J. Toll, Jr.	Director	March 29, 2001
/s/ CHARLES G. WARD III* Charles G. Ward III	Director, Division Co-Head—Investment Banking	March 29, 2001
*By:	/s/ DAVID C. FISHER David C. Fisher Attorney-in-fact

II-2

INDEX TO EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of August 30, 2000, among Credit Suisse Group, Diamond Acquisition Corp. and the Registrant, as amended (incorporated by reference to Exhibit (d)(1) to the Tender Offer Statement on Schedule TO filed by Credit Suisse Group and the Diamond Acquisition Corp. in relation to the Registrant on September 8, 2000 and Exhibit (d)(5) to Amendment No. 2 to such Tender Offer Statement on Schedule TO/A filed by Credit Suisse Group and the Diamond Acquisition Corp. in relation to the Registrant on October 6, 2000).
2.2
Stock Purchase Agreement, dated as of August 30, 2000, among Credit Suisse Group and the AXA entities named therein, as amended (incorporated by reference to Exhibit (d)(2) to the Tender Offer Statement on Schedule TO filed by Credit Suisse Group and the Diamond Acquisition Corp. in relation to the Registrant on September 8, 2000 and Exhibit (d)(6) to Amendment No. 2 to such Tender Offer Statement on Schedule TO/A filed by Credit Suisse Group and the Diamond Acquisition Corp. in relation to the Registrant on October 6, 2000).
3.1	Amended and Restated Certificate of Incorporation of Registrant.*
3.2	By-laws of the Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1, File No. 33-96276).
4.1
Certificate of Designation of the Registrant's Fixed/Adjustable Rate Cumulative Preferred Stock, Series A (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-3, File No. 33-80771).
4.2
Certificate of Designation of the Registrant's Fixed/Adjustable Rate Cumulative Preferred Stock, Series B (Incorporated herein by reference to Exhibit 99.1 to the Registrant's Form 8-K, dated January 8, 1998; Item 5).
4.3
The instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
10.1	Donaldson, Lufkin & Jenrette, Inc. 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).†
10.2
Donaldson, Lufkin & Jenrette, Inc. 1996 Stock Option Plan (Incorporated by reference to Annex A of the Registrant's Proxy Statement on Schedule 14A filed on March 22, 1996 and furnished to shareholders in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders held on April 30, 1996).†
10.3
1996 Non-Employee Directors Stock Plan (Incorporated by reference to Annex A of the Registrant's Proxy Statement on Schedule 14A filed on March 11, 1997 and furnished to shareholders in connection with solicitation of proxies for the Registrant's annual meeting of shareholders held on April 16, 1997).†

10.4
Donaldson, Lufkin & Jenrette, Inc. 1996 Incentive Compensation Plan (Incorporated by reference to Annex B of the Registrant's Proxy Statement on Schedule 14A filed on March 22, 1996 and furnished to shareholders in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders held on April 30, 1996).†
10.5	Credit Suisse Group Management Performance Plan (GMPP) International.* †
10.6	Credit Suisse Group International Share Plan.* †
10.7	Form of 1997-1999 Incentive Compensation Unit Agreement.* †
10.8	Form of Split Dollar Insurance Agreement.* †
10.9
Deferred Compensation Agreement, dated December 30, 1983, between John S. Chalsty and the Registrant (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, File No. 33-96276).†
10.10
Deferred Compensation Agreement, dated December 30, 1983, between Anthony F. Daddino and the Registrant (Incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, File No. 33-96276).†
10.11
Deferred Compensation Agreement, dated December 30, 1983, between Joe L. Roby and the Registrant (Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1, File No. 33-96276).†
10.12
1995 Stock Option Plan Agreement, dated October 24, 1995, between Anthony F. Daddino and the Registrant (Incorporated by reference to Exhibit 10.62 of the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995). †
10.13
Employment Agreement, dated August 30, 2000, between Credit Suisse First Boston Corporation and Joe L. Roby (Incorporated by reference to exhibit (e) (4) to the Registrant's Schedule 14D-9 filed on September 8, 2000).†
10.14
Employment Agreement, dated August 30, 2000, between Credit Suisse First Boston Corporation and Hamilton E. James (Incorporated by reference to exhibit (e) (5) to the Registrant's Schedule 14D-9 filed on September 8, 2000).†
10.15	Guarantee Agreement, dated October 31, 2000, between the Registrant and Anthony F. Daddino.* †
10.16	Guarantee Agreement, dated October 30, 2000, between the Registrant and Gates H. Hawn.* †
10.17
Insurance Agreement, dated October 31, 1995, between the Registrant and Winthrop Trust Company, as Trustee and Owner of the Anthony F. Daddino Insurance Trust dated August 25, 1995. (Incorporated by reference to Exhibit 10.80 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.18
Insurance Agreement, dated January 4, 1996, between the Registrant and Dan Curtis Roby, as Trustee and Owner of the Roby 1995 Insurance Trust dated November 27, 1995 (Incorporated by reference to Exhibit 10.84 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996).
10.19
Insurance Agreement, dated August 27, 1992, between the Registrant and Thomas E. Siegler, as Trustee and Owner of the 1992 Chalsty Insurance Trust dated August 25, 1992 (Incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1, File No. 33-96276).

10.20
Amendment, dated August 28, 1992, to the Insurance Agreement, dated August 27, 1992, between the Registrant and Michael Cappiccille, as Trustee and Owner of the 1992 Chalsty Insurance Trust dated August 25, 1992 (Incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1, File No. 33-96276).
10.21
Letter Agreement, dated August 25, 1995, between the Registrant and ACMC, Inc. regarding certain state and local tax sharing arrangements (Incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1, File No. 33-96276).
10.22
Federal Tax Sharing Agreement, dated October 11, 1995, between the Registrant and The Equitable Companies, regarding certain federal tax sharing arrangements (Incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-1, File No. 33-96276).
10.23
Agreement of Lease, dated October 24, 1996, between 99 Bishopsgate Limited, Landlord, and DLJ International Limited, Tenant and the Registrant, Tenant's Guarantor, on 99 Bishopsgate London, EC2, United Kingdom (Incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
10.24	Sublease Agreement, dated December 31, 2000, between The Chase Manhattan Bank and the Registrant, Subtenant, on 277 Park Avenue, New York, New York.*
10.25
Agreement of Lease, dated November 10, 1995, between Broadpine Realty Holding Company, Inc. and the Registrant, Tenant, on 120 Broadway, New York, New York (Incorporated by reference to Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.26
Agreement of Lease, dated June 3, 1998, between USF Nominees Limited, Landlord, DLJ UK Properties Limited, Tenant, on 111 Old Broad Street, London and the Registrant, Surety (Incorporated herein by reference to Exhibit 10.92 of the Registrant's quarterly report on Form 10-Q for the period ended June 30, 1998).
10.27
Sublease Agreement, dated June 16, 1998, between Furman Selz, LLC, Sublandlord and the Registrant, Subtenant, on 280 Park Avenue, New York, New York (Incorporated herein by reference to Exhibit 10.93 of the Registrant's quarterly report on Form 10-Q for the period ended June 30, 1998).
10.28	Agreement of Lease, dated July 28, 1995, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York.*
10.29	Amendment of Lease, dated May 17, 1996, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York.*
10.30	Agreement of Lease, dated September 10, 1997, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York.*
10.31	Modification of Lease, dated February 5, 1998, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York.*
10.32	Second Modification of Lease, dated June 12, 2000, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York.*
10.33	Third Modification of Lease, dated September 18, 2000, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York.*

10.34	Fourth Modification of Lease, dated November 13, 2000, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York.*
10.35	Agreement of Sublease, dated August 31, 1999 between GFT Apparel Corp. and the Registrant, Subtenant, on Eleven Madison Avenue, New York, New York.*
10.36	Agreement of Lease, dated November 13, 2000, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York.*
10.37	Agreement of Lease, dated February 22, 2001, between Metropolitan Life Insurance Company and the Registrant, Tenant, on One Madison Avenue, New York, New York.*
10.38	Agreement of Sublease, dated February 22, 2001, between Metropolitan Life Insurance Company and the Registrant, Landlord, on One Madison Avenue, New York, New York.*
10.39	Agreement of Lease, dated December 31, 1998, between The Port Authority of New York and New Jersey and the Registrant, Tenant, on 5 World Trade Center, New York, New York.*
10.40	First Supplement of Lease, dated August 15, 2000, between the Port Authority of New York and New Jersey and the Registrant, Tenant, on 5 World Trade Center, New York, New York.*
10.41	Agreement of Lease, dated July 1, 1987, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*
10.42	First Amendment of Lease, dated July 1, 1987, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*
10.43	Second Amendment of Lease, dated March 12, 1992, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*
10.44	Third Amendment of Lease, dated December 27, 1992, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*
10.45	Fourth Amendment of Lease, dated December 23, 1993, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*
10.46	Fifth Amendment of Lease, dated May 1, 1994, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*
10.47	Sixth Amendment of Lease, dated March 9, 1995, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*
10.48	Seventh Amendment of Lease, dated June 16, 1995, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.49	Eight Amendment of Lease, dated April 4, 1996, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*
10.50	Ninth Amendment of Lease, dated April 4, 1996, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*
10.51	Tenth Amendment of Lease, dated December 31, 1996, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*
10.52	Eleventh Amendment of Lease, dated February 7, 1997, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*
10.53	Twelfth Amendment of Lease, dated August 18, 1997, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*
10.54	Thirteenth Amendment of Lease, dated January 12, 1998, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*
10.55	Fourteenth Amendment of Lease, dated December 28, 1998, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*
10.56	Fifteenth Amendment of Lease, dated June 16, 1999, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*
10.57	Sixteenth Amendment of Lease, dated March 31, 2000, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*
10.58
Agreement of Lease, dated April 12, 1999, between Cal-Harbor II and III Urban Renewal Associates L.P., Landlord, and the Registrant, Tenant, on the Harborside Financial Center, Jersey City, New Jersey.
10.59
First Amendment of Lease, dated September 30, 1999, between Cal-Harbor II and III Urban Renewal Associates L.P., Landlord, and the Registrant, Tenant, on the Harborside Financial Center, Jersey City, New Jersey.
10.60
Second Amendment of Lease, dated September 30, 1999, between Cal-Harbor II and III Urban Renewal Associates L.P., Landlord, and the Registrant, Tenant, on the Harborside Financial Center, Jersey City, New Jersey.
10.61
Third Amendment of Lease, dated December 15, 1999, between Cal-Harbor II and III Urban Renewal Associates L.P., Landlord, and the Registrant, Tenant, on the Harborside Financial Center, Jersey City, New Jersey.
10.62
Fourth Amendment of Lease, dated March 29, 2000, between Cal-Harbor II and III Urban Renewal Associates L.P., Landlord, and the Registrant, Tenant, on the Harborside Financial Center, Jersey City, New Jersey.

10.63	Agreement of Lease, dated August 15, 2000, between TM Park Avenue Associates and the Registrant, Tenant, on 315 Park Avenue South, New York, New York.*
10.64
Credit Agreement, dated May 30, 1997, among the Registrant, Donaldson, Lufkin & Jenrette Securities Corporation and DLJ Mortgage Capital, Inc., as borrowers, a syndicate of banks named therein, Chase Securities Inc., as arranger, The Chase Manhattan Bank and Donaldson, Lufkin & Jenrette Securities Corporation, as syndication agents, The Bank of New York, as administrative agent, DLJMC, as collateral agent and payment agent, The First National Bank of Chicago, as documentation agent, and DLJSC, as collateral agent and payment agent.*
10.65
First Amended and Restated Credit Agreement, dated May 29, 1998, among the Registrant, Donaldson, Lufkin & Jenrette Securities Corporation and DLJ Mortgage Capital, Inc., as borrowers, a syndicate of banks named therein, Chase Securities Inc., as arranger, The Chase Manhattan Bank and Donaldson, Lufkin & Jenrette Securities Corporation, as syndication agents, The Bank of New York, as administrative agent, DLJMC, as collateral agent and payment agent, The First National Bank of Chicago, as documentation agent, and DLJSC, as collateral agent and payment agent (Incorporated herein by reference to Exhibit 10.91 of the Registrant's quarterly report on Form 10-Q for the period ended June 30, 1998).
10.66
Second Amended and Restated Credit Agreement, dated May 28, 1999, among the Registrant, Donaldson, Lufkin & Jenrette Securities Corporation and DLJ Mortgage Capital, Inc., as borrowers, a syndicate of banks named therein, Chase Securities Inc., as arranger, The Chase Manhattan Bank and Donaldson, Lufkin & Jenrette Securities Corporation, as syndication agents, The Bank of New York, as administrative agent, DLJMC, as collateral agent and payment agent, The First National Bank of Chicago, as documentation agent, and DLJSC, as collateral agent and payment agent (Incorporated by reference to Exhibit 10.95 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
11.1	Statement re: computation of basic earnings per share.*
11.2	Statement re: computation of diluted earnings per share.*
12.1	Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends.*
21.1	Subsidiaries of the Registrant.*
23.1	Consent of KPMG LLP.*
24.1	Power of Attorney.*

*
Filed herewith.

†
This exhibit is a management contract or a compensatory plan or arrangement.

QuickLinks

CREDIT SUISSE FIRST BOSTON (USA), INC. Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000
PART I
  Item 1: Business
  Equity Division
  Investment Banking Division
  Fixed Income Division
  Financial Services Division
  Capital Requirements
  Item 2: Properties
  Item 3: Legal Proceedings
  Item 4: Submission of Matters to a Vote of Security Holders
PART II
  Item 5: Markets for Registrant's Common Equity and Related Stockholder Matters
  Item 6: Selected Financial Data
  Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operation
SELECTED CONSOLIDATED FINANCIAL DATA(1) Credit Suisse First Boston (USA), Inc. and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
  Acquisition by Credit Suisse Group
  Transfer of CSFB Corp. from CSFBI
  Restructuring and Other Merger-Related Costs
  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999
  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998
  Cash Flows
  Years Ended December 31, 2000, 1999 and 1998
  Options
  Forwards and Futures
  Swaps
  Quantitative Disclosures for Trading Derivatives
  Non-trading Derivatives
SELECTED COMBINED FINANCIAL INFORMATION
  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999
  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998
  Item 7A: Quantitative and Qualitative Disclosures about Market Risk
  Risk Management
  Market Risk
  Credit Risk
  Country Risk
  Settlement Risk
  Legal Risk
  Operational Risk
  Reputational Risk
  Liquidity Risk
  Item 8: Financial Statements and Supplementary Data
  Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10: Directors and Executive Officers of the Registrant
  Item 11: Executive Compensation
Summary Compensation Table
Option Grants with Respect to Fiscal Year 2000
Aggregated Option Exercises in 2000 Fiscal Year and Fiscal Year-End Option Values
Pension Plan Table I
Pension Plan Table II
Deferred Compensation Table
  Employment Agreement Between Mr. Roby and CSFB Corp.
  Guarantee Agreement with Mr. Daddino
  Retention Agreements
  Item 12: Security Ownership of Certain Beneficial Owners and Management
  Item 13: Certain Relationships and Related Transactions
PART IV
  Item 14: Exhibits, Financial Statement Schedule, and Reports on Form 8-K
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE ITEMS 14(a)(1) AND 14(a)(2)
INDEPENDENT AUDITORS' REPORT
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES (Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries) Consolidated Statements of Financial Condition (In thousands, except share and per share data) ASSETS
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES (Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries) Consolidated Statements of Financial Condition (In thousands, except share and per share data) LIABILITIES AND STOCKHOLDERS' EQUITY
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES (Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries) Consolidated Statements of Operations (In thousands, except share and per share data)
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES (Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries) Consolidated Statements of Operations (Continued) (In thousands, except share and per share data)
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES (Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries) Consolidated Statements of Changes in Stockholders' Equity For the Years Ended December 31, 2000, 1999 and 1998 (In thousands, except per share data)
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES (Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries) Consolidated Statements of Cash Flows For the Years Ended December 31, 2000, 1999 and 1998
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES (Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries) Notes to Consolidated Financial Statements December 31, 2000
SCHEDULE I CREDIT SUISSE FIRST BOSTON (USA), INC. (Formerly Donaldson, Lufkin & Jenrette, Inc.) (Parent Company) Condensed Statements of Financial Condition (In thousands, except share and per share data)
CREDIT SUISSE FIRST BOSTON (USA), INC. (Formerly Donaldson, Lufkin & Jenrette, Inc.) (Parent Company) Condensed Statements of Operations (In thousands, except share and per share data)
CREDIT SUISSE FIRST BOSTON (USA), INC. (Formerly Donaldson, Lufkin & Jenrette, Inc.) (Parent Company) Condensed Statements of Operations (In thousands, except share and per share data)
CREDIT SUISSE FIRST BOSTON (USA), INC. (Formerly Donaldson, Lufkin & Jenrette, Inc.) (Parent Company) Condensed Statements of Cash Flows (In thousands)
CREDIT SUISSE FIRST BOSTON (USA), INC. (Formerly Donaldson, Lufkin & Jenrette, Inc.) (Parent Company) Notes to Condensed Financial Statements December 31, 2000
INDEPENDENT AUDITORS' REPORT
Combined Statements of Financial Condition
Combined Statements of Operations
Combined Statements of Changes in Allocated Equity
Combined Statements of Cash Flows
Notes to Combined Financial Statements
SIGNATURES
INDEX TO EXHIBITS