Form 10-K/A
period 2000-12-31
CREDIT SUISSE FIRST BOSTON USA INC
filed 2001-04-10
CIK 29646

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-K/A

                                 AMENDMENT NO. 1 TO
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   -----------

For the fiscal year ended December 31, 2000       Commission File Number: 1-6862

                     Credit Suisse First Boston (USA), Inc.
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                      13-1898818
    (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)
         Eleven Madison Avenue                                   10010
           New York, New York                                 (Zip Code)
(Address of Principal Executive Offices)

                                 (212) 325-2000
              (Registrant's Telephone Number, Including Area Code)

                    Securities registered pursuant to Section




                                                   Name of Each
Title of Each Class:                               Exchange on Which Registered:
-------------------                                ----------------------------

CSFBdirect Common Stock, par value $0.10           New York Stock Exchange
per share

Series A Fixed/Adjustable Rate Cumulative           New York Stock Exchange
Preferred Stock, $50 liquidation preference per share

Series B Fixed/Adjustable Rate Cumulative          New York Stock Exchange
Preferred Stock, $50 liquidation preference per share New York Stock Exchange

8.42% Mandatorily redeemable Trust Securities      New York Stock Exchange
of DLJ Capital Trust I, guaranteed by Credit
Suisse First Boston (USA), Inc.

        Securities registered pursuant to Section 12(g) of the Act: None

                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: |X|

         As of March 28, 2000, there were 18,400,000 shares of non-voting common stock of the Registrant, $0.10 par value ("CSFBdirect Common Stock"), outstanding. As of March 28, 2000, the aggregate market value of the CSFBdirect Common Stock held by non-affiliates of the Registrant was approximately $83.5 million. All of the outstanding shares of voting common stock of the Registrant, $0.10 par value, are held by Credit Suisse First Boston, Inc., an indirect wholly-owned subsidiary of Credit Suisse Group.

                    Documents Incorporated by Reference: None

EXPLANATORY NOTE: This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "Form 10-K") is filed solely to amend Exhibit 10.6, Credit Suisse Group International Share Plan, filed as part of Item 14(a)(3), to reflect the agreement in its final form. The registrant hereby amends Item 14(a)(3) to the Form 10-K in its entirety and replaces such Item 14(a)(3) with the following:

         3. Exhibits

Exhibit No.                          Description
-----------                          -----------

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

3.1    Amended and Restated Certificate of Incorporation of Registrant.*

3.2 By-laws of the Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1, File No. 33- 96276).

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

10.1 Donaldson, Lufkin & Jenrette, Inc. 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).+

10.2 Donaldson, Lufkin & Jenrette, Inc. 1996 Stock Option Plan (Incorporated by reference to Annex A of the Registrant's Proxy Statement on Schedule 14A filed on March 22, 1996 and furnished to shareholders in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders held on April 30, 1996).+

10.3 1996 Non-Employee Directors Stock Plan (Incorporated by reference to Annex A of the Registrant's Proxy Statement on Schedule 14A filed on March 11, 1997 and furnished to shareholders in connection with solicitation of proxies for the Registrant's annual meeting of shareholders held on April 16, 1997).+

10.4 Donaldson, Lufkin & Jenrette, Inc. 1996 Incentive Compensation Plan (Incorporated by reference to Annex B of the Registrant's Proxy Statement on Schedule 14A filed on March 22, 1996 and furnished to shareholders in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders held on April 30, 1996).+

10.5   Credit Suisse Group Management Performance Plan (GMPP) International.* +

10.6   Credit Suisse Group International Share Plan.** +

10.7   Form of 1997-1999 Incentive Compensation Unit Agreement.* +

10.8   Form of Split Dollar Insurance Agreement.* +

10.9 Deferred Compensation Agreement, dated December 30, 1983, between John S. Chalsty and the Registrant (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, File No. 33-96276).+

10.10  Deferred Compensation Agreement, dated December 30, 1983, between Anthony
       F. Daddino and the Registrant (Incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, File No. 33-96276).+

10.11 Deferred Compensation Agreement, dated December 30, 1983, between Joe L. Roby and the Registrant (Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1, File No. 33-96276).+

10.12  1995 Stock Option Plan Agreement, dated October 24, 1995, between Anthony
       F. Daddino and the Registrant (Incorporated by reference to Exhibit 10.62 of the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995).+

10.13 Employment Agreement, dated August 30, 2000, between Credit Suisse First Boston Corporation and Joe L. Roby (Incorporated by reference to exhibit
       (e) (4) to the Registrant's Schedule 14D-9 filed on September 8, 2000).+

10.14 Employment Agreement, dated August 30, 2000, between Credit Suisse First Boston Corporation and Hamilton E. James (Incorporated by reference to exhibit (e) (5) to the Registrant's Schedule 14D-9 filed on September 8,
       2000).+

10.15 Guarantee Agreement, dated October 31, 2000, between the Registrant and Anthony F. Daddino.* +

10.16 Guarantee Agreement, dated October 30, 2000, between the Registrant and Gates H. Hawn.* +

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

10.27 Sublease Agreement, dated June 16, 1998, between Furman Selz, LLC, Sublandlord and the Registrant, Subtenant, on 280 Park Avenue, New York, New York (Incorporated herein by reference to Exhibit 10.93 of the Registrant's quarterly report on Form 10-Q for the period ended June 30,
       1998).

10.28 Agreement of Lease, dated July 28, 1995, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York.*

10.29 Amendment of Lease, dated May 17, 1996, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York.*

10.30 Agreement of Lease, dated September 10, 1997, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York.*

10.31 Modification of Lease, dated February 5, 1998, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York.*

10.32 Second Modification of Lease, dated June 12, 2000, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York.*

10.33 Third Modification of Lease, dated September 18, 2000, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York.*

10.34 Fourth Modification of Lease, dated November 13, 2000, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York.*

10.35 Agreement of Sublease, dated August 31, 1999 between GFT Apparel Corp. and the Registrant, Subtenant, on Eleven Madison Avenue, New York, New York.*

10.36 Agreement of Lease, dated November 13, 2000, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York.*

10.37 Agreement of Lease, dated February 22, 2001, between Metropolitan Life Insurance Company and the Registrant, Tenant, on One Madison Avenue, New York, New York.*

10.38 Agreement of Sublease, dated February 22, 2001, between Metropolitan Life Insurance Company and the Registrant, Landlord, on One Madison Avenue, New York, New York.*

10.39 Agreement of Lease, dated December 31, 1998, between The Port Authority of New York and New Jersey and the Registrant, Tenant, on 5 World Trade Center, New York, New York.*

10.40 First Supplement of Lease, dated August 15, 2000, between the Port Authority of New York and New Jersey and the Registrant, Tenant, on 5 World Trade Center, New York, New York.*

10.41 Agreement of Lease, dated July 1, 1987, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.42 First Amendment of Lease, dated July 1, 1987, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.43 Second Amendment of Lease, dated March 12, 1992, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.44 Third Amendment of Lease, dated December 27, 1992, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.45 Fourth Amendment of Lease, dated December 23, 1993, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.46 Fifth Amendment of Lease, dated May 1, 1994, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.47 Sixth Amendment of Lease, dated March 9, 1995, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.48 Seventh Amendment of Lease, dated June 16, 1995, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.49 Eight Amendment of Lease, dated April 4, 1996, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.50 Ninth Amendment of Lease, dated April 4, 1996, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.51 Tenth Amendment of Lease, dated December 31, 1996, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.52 Eleventh Amendment of Lease, dated February 7, 1997, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.53 Twelfth Amendment of Lease, dated August 18, 1997, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.54 Thirteenth Amendment of Lease, dated January 12, 1998, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.55 Fourteenth Amendment of Lease, dated December 28, 1998, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.56 Fifteenth Amendment of Lease, dated June 16, 1999, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.57 Sixteenth Amendment of Lease, dated March 31, 2000, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.58 Agreement of Lease, dated April 12, 1999, between Cal-Harbor II and III Urban Renewal Associates L.P., Landlord, and the Registrant, Tenant, on the Harborside Financial Center, Jersey City, New Jersey.*

10.59 First Amendment of Lease, dated September 30, 1999, between Cal-Harbor II and III Urban Renewal Associates L.P., Landlord, and the Registrant, Tenant, on the Harborside Financial Center, Jersey City, New Jersey.*

10.60 Second Amendment of Lease, dated September 30, 1999, between Cal-Harbor II and III Urban Renewal Associates L.P., Landlord, and the Registrant, Tenant, on the Harborside Financial Center, Jersey City, New Jersey.*

10.61 Third Amendment of Lease, dated December 15, 1999, between Cal-Harbor II and III Urban Renewal Associates L.P., Landlord, and the Registrant, Tenant, on the Harborside Financial Center, Jersey City, New Jersey.*

10.62 Fourth Amendment of Lease, dated March 29, 2000, between Cal-Harbor II and III Urban Renewal Associates L.P., Landlord, and the Registrant, Tenant, on the Harborside Financial Center, Jersey City, New Jersey.*

10.63 Agreement of Lease, dated August 15, 2000, between TM Park Avenue Associates and the Registrant, Tenant, on 315 Park Avenue South, New York, New York.*

10.64 Credit Agreement, dated May 30, 1997, among the Registrant, Donaldson, Lufkin & Jenrette Securities Corporation and DLJ Mortgage Capital, Inc., as borrowers, a syndicate of banks named therein, Chase Securities Inc., as arranger, The Chase Manhattan Bank and Donaldson, Lufkin & Jenrette Securities Corporation, as syndication agents, The Bank of New York, as administrative agent, DLJMC, as collateral agent and payment agent, The First National Bank of Chicago, as documentation agent, and DLJSC, as collateral agent and payment agent.*

10.65 First Amended and Restated Credit Agreement, dated May 29, 1998, among the Registrant, Donaldson, Lufkin & Jenrette Securities Corporation and DLJ Mortgage Capital, Inc., as borrowers, a syndicate of banks named therein, Chase Securities Inc., as arranger, The Chase Manhattan Bank and Donaldson, Lufkin & Jenrette Securities Corporation, as syndication agents, The Bank of New York, as administrative agent, DLJMC, as collateral agent and payment agent, The First National Bank of Chicago, as documentation agent, and DLJSC, as collateral agent and payment agent (Incorporated herein by reference to Exhibit 10.91 of the Registrant's quarterly report on Form 10-Q for the period ended June 30, 1998).

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

11.1   Statement re: computation of basic earnings per share.*

11.2   Statement re: computation of diluted earnings per share.*

12.1 Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends.*

21.1   Subsidiaries of the Registrant.*

23.1   Consent of KPMG LLP.*

24.1   Power of Attorney.*

-----------

* Filed as part of the Registrant's Annual Report on Form 10-K filed on March 30, 2001.

**   Filed herewith.

+ This exhibit is a management contract or a compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, hereunto duly authorized, on the 9th day of April, 2001.

                                          CREDIT SUISSE FIRST BOSTON (USA), INC.
                                          By:    /s/ David C. Fisher
                                                 ---------------------------
                                                 Name: David C. Fisher
                                                 Title: Chief Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  Name                    Title                                                        Date
                  ----                    -----                                                        ----

       /s/ Allen D. Wheat*
       --------------------------         Director, President and Chief Executive Officer          April 10, 2001
           Allen D. Wheat                 (Principal Executive Officer)

       /s/ Anthony F. Daddino*
       ---------------------------        Director, Chief Financial and Administrative             April 10, 2001
           Anthony F. Daddino             Officer (Principal Financial Officer)

       /s/ David C. Fisher
       ---------------------------        Chief Accounting Officer (Principal                      April 10, 2001
           David C. Fisher                Accounting Officer)

       /s/ Robert M. Baylis*
       ---------------------------        Director                                                 April 10, 2001
           Robert M. Baylis

       /s/ Brady W. Dougan*
       ---------------------------        Director, Division Head--Equity                          April 10, 2001
           Brady W. Dougan

       /s/ Carol B. Einiger*
       ---------------------------        Director                                                 April 10, 2001
           Carol B. Einiger

       /s/ Gates H. Hawn
       ---------------------------        Director, Division Head--Financial Services              April 10, 2001
           Gates H. Hawn

       /s/ Stephen A. M. Hester*
       ---------------------------        Director, Division Head--Fixed Income                    April 10, 2001
           Stephen A. M. Hester

       /s/ Hamilton E. James*
       ---------------------------        Director, Division Co-Head--Investment Banking           April 10, 2001
           Hamilton E. James

       /s/ Joseph T. McLaughlin*
       ---------------------------        Director, General Counsel                                April 10, 2001
           Joseph T. McLaughlin

       /s/ Joe L. Roby*
       ---------------------------        Director                                                 April 10, 2001
           Joe L. Roby

       /s/ Philip K. Ryan*
       ---------------------------        Director                                                 April 10, 2001
           Philip K. Ryan

       /s/ Richard E. Thornburgh*
       ---------------------------        Director, Division Head--Finance,                        April 10, 2001
           Richard E. Thornburgh          Administration and Operations

       /s/ Maynard J. Toll, Jr.
       ---------------------------        Director                                                 April 10, 2001
           Maynard J. Toll, Jr.

       /s/ Charles G. Ward III*
       ---------------------------        Director, Division Co-Head--Investment Banking           April 10, 2001
           Charles G. Ward III


*By:   /s/ David C. Fisher
       ---------------------------
          David C. Fisher

          Attorney-in-fact

                                INDEX TO EXHIBITS


Exhibit No.                          Description
-----------                          -----------

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

3.1    Amended and Restated Certificate of Incorporation of Registrant.*

3.2 By-laws of the Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1, File No. 33- 96276).

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

10.1 Donaldson, Lufkin & Jenrette, Inc. 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).+

10.2 Donaldson, Lufkin & Jenrette, Inc. 1996 Stock Option Plan (Incorporated by reference to Annex A of the Registrant's Proxy Statement on Schedule 14A filed on March 22, 1996 and furnished to shareholders in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders held on April 30, 1996).+

10.3 1996 Non-Employee Directors Stock Plan (Incorporated by reference to Annex A of the Registrant's Proxy Statement on Schedule 14A filed on March 11, 1997 and furnished to shareholders in connection with solicitation of proxies for the Registrant's annual meeting of shareholders held on April 16, 1997).+

10.4 Donaldson, Lufkin & Jenrette, Inc. 1996 Incentive Compensation Plan (Incorporated by reference to Annex B of the Registrant's Proxy Statement on Schedule 14A filed on March 22, 1996 and furnished to shareholders in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders held on April 30, 1996).+

10.5   Credit Suisse Group Management Performance Plan (GMPP) International.* +

10.6   Credit Suisse Group International Share Plan.** +

10.7   Form of 1997-1999 Incentive Compensation Unit Agreement.* +

10.8   Form of Split Dollar Insurance Agreement.* +

10.9 Deferred Compensation Agreement, dated December 30, 1983, between John S. Chalsty and the Registrant (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, File No. 33-96276).+

10.10  Deferred Compensation Agreement, dated December 30, 1983, between Anthony
       F. Daddino and the Registrant (Incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, File No. 33-96276).+

10.11 Deferred Compensation Agreement, dated December 30, 1983, between Joe L. Roby and the Registrant (Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1, File No. 33-96276).+

10.12  1995 Stock Option Plan Agreement, dated October 24, 1995, between Anthony
       F. Daddino and the Registrant (Incorporated by reference to Exhibit 10.62 of the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995).+

10.13 Employment Agreement, dated August 30, 2000, between Credit Suisse First Boston Corporation and Joe L. Roby (Incorporated by reference to exhibit
       (e) (4) to the Registrant's Schedule 14D-9 filed on September 8, 2000).+

10.14 Employment Agreement, dated August 30, 2000, between Credit Suisse First Boston Corporation and Hamilton E. James (Incorporated by reference to exhibit (e) (5) to the Registrant's Schedule 14D-9 filed on September 8,
       2000).+

10.15 Guarantee Agreement, dated October 31, 2000, between the Registrant and Anthony F. Daddino.* +

10.16 Guarantee Agreement, dated October 30, 2000, between the Registrant and Gates H. Hawn.* +

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

10.20 Amendment, dated August 28, 1992, to the Insurance Agreement, dated August 27, 1992, between the Registrant and Michael Cappiccille, as Trustee and Owner of the 1992 Chalsty Insurance Trust dated August 25, 1992 (Incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S- 1, File No. 33-96276).

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

10.27 Sublease Agreement, dated June 16, 1998, between Furman Selz, LLC, Sublandlord and the Registrant, Subtenant, on 280 Park Avenue, New York, New York (Incorporated herein by reference to Exhibit 10.93 of the Registrant's quarterly report on Form 10-Q for the period ended June 30,
       1998).

10.28 Agreement of Lease, dated July 28, 1995, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York.*

10.29 Amendment of Lease, dated May 17, 1996, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York.*

10.30 Agreement of Lease, dated September 10, 1997, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York.*

10.31 Modification of Lease, dated February 5, 1998, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York.*

10.32 Second Modification of Lease, dated June 12, 2000, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York.*

10.33 Third Modification of Lease, dated September 18, 2000, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York.*

10.34 Fourth Modification of Lease, dated November 13, 2000, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York.*

10.35 Agreement of Sublease, dated August 31, 1999 between GFT Apparel Corp. and the Registrant, Subtenant, on Eleven Madison Avenue, New York, New York.* 10.36 Agreement of Lease, dated November 13, 2000, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York.*

10.37 Agreement of Lease, dated February 22, 2001, between Metropolitan Life Insurance Company and the Registrant, Tenant, on One Madison Avenue, New York, New York.*

10.38 Agreement of Sublease, dated February 22, 2001, between Metropolitan Life Insurance Company and the Registrant, Landlord, on One Madison Avenue, New York, New York.*

10.39 Agreement of Lease, dated December 31, 1998, between The Port Authority of New York and New Jersey and the Registrant, Tenant, on 5 World Trade Center, New York, New York.*

10.40 First Supplement of Lease, dated August 15, 2000, between the Port Authority of New York and New Jersey and the Registrant, Tenant, on 5 World Trade Center, New York, New York.*

10.41 Agreement of Lease, dated July 1, 1987, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.42 First Amendment of Lease, dated July 1, 1987, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.43 Second Amendment of Lease, dated March 12, 1992, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.44 Third Amendment of Lease, dated December 27, 1992, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.45 Fourth Amendment of Lease, dated December 23, 1993, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.46 Fifth Amendment of Lease, dated May 1, 1994, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.47 Sixth Amendment of Lease, dated March 9, 1995, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.48 Seventh Amendment of Lease, dated June 16, 1995, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.49 Eight Amendment of Lease, dated April 4, 1996, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.50 Ninth Amendment of Lease, dated April 4, 1996, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.51 Tenth Amendment of Lease, dated December 31, 1996, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.52 Eleventh Amendment of Lease, dated February 7, 1997, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.53 Twelfth Amendment of Lease, dated August 18, 1997, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.54 Thirteenth Amendment of Lease, dated January 12, 1998, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.55 Fourteenth Amendment of Lease, dated December 28, 1998, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.56 Fifteenth Amendment of Lease, dated June 16, 1999, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.57 Sixteenth Amendment of Lease, dated March 31, 2000, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey.*

10.58 Agreement of Lease, dated April 12, 1999, between Cal-Harbor II and III Urban Renewal Associates L.P., Landlord, and the Registrant, Tenant, on the Harborside Financial Center, Jersey City, New Jersey.*

10.59 First Amendment of Lease, dated September 30, 1999, between Cal-Harbor II and III Urban Renewal Associates L.P., Landlord, and the Registrant, Tenant, on the Harborside Financial Center, Jersey City, New Jersey.*

10.60 Second Amendment of Lease, dated September 30, 1999, between Cal-Harbor II and III Urban Renewal Associates L.P., Landlord, and the Registrant, Tenant, on the Harborside Financial Center, Jersey City, New Jersey.*

10.61 Third Amendment of Lease, dated December 15, 1999, between Cal-Harbor II and III Urban Renewal Associates L.P., Landlord, and the Registrant, Tenant, on the Harborside Financial Center, Jersey City, New Jersey.*

10.62 Fourth Amendment of Lease, dated March 29, 2000, between Cal-Harbor II and III Urban Renewal Associates L.P., Landlord, and the Registrant, Tenant, on the Harborside Financial Center, Jersey City, New Jersey.*

10.63 Agreement of Lease, dated August 15, 2000, between TM Park Avenue Associates and the Registrant, Tenant, on 315 Park Avenue South, New York, New York.*

10.64 Credit Agreement, dated May 30, 1997, among the Registrant, Donaldson, Lufkin & Jenrette Securities Corporation and DLJ Mortgage Capital, Inc., as borrowers, a syndicate of banks named therein, Chase Securities Inc., as arranger, The Chase Manhattan Bank and Donaldson, Lufkin & Jenrette Securities Corporation, as syndication agents, The Bank of New York, as administrative agent, DLJMC, as collateral agent and payment agent, The First National Bank of Chicago, as documentation agent, and DLJSC, as collateral agent and payment agent.*

10.65 First Amended and Restated Credit Agreement, dated May 29, 1998, among the Registrant, Donaldson, Lufkin & Jenrette Securities Corporation and DLJ Mortgage Capital, Inc., as borrowers, a syndicate of banks named therein, Chase Securities Inc., as arranger, The Chase Manhattan Bank and Donaldson, Lufkin & Jenrette Securities Corporation, as syndication agents, The Bank of New York, as administrative agent, DLJMC, as collateral agent and payment agent, The First National Bank of Chicago, as documentation agent, and DLJSC, as collateral agent and payment agent (Incorporated herein by reference to Exhibit 10.91 of the Registrant's quarterly report on Form 10-Q for the period ended June 30, 1998).

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

11.1   Statement re: computation of basic earnings per share.*

11.2   Statement re: computation of diluted earnings per share.*

12.1 Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends.*

21.1   Subsidiaries of the Registrant.*

23.1   Consent of KPMG LLP.*

24.1   Power of Attorney.*


-----------

* Filed as part of the Registrant's Annual Report on Form 10-K filed on March 30, 2001.

**   Filed herewith.

+ This exhibit is a management contract or a compensatory plan or arrangement.