Form 10-Q
period 2001-03-31
CREDIT SUISSE FIRST BOSTON USA INC
filed 2001-05-15
CIK 29646

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001	Commission File Number: 1-6862

Credit Suisse First Boston (USA), Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-1898818 (I.R.S. employer identification no.)
Eleven Madison Avenue New York, N.Y. (Address of principal executive offices)	10010 (Zip Code)

(212) 325-2000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    As of May 10, 2001, there were 18,400,000 shares of non-voting common stock of the registrant, $0.10 par value ("CSFBdirect Common Stock"), outstanding. As of May 10, the aggregate market value of the CSFBdirect Common Stock held by non-affiliates of the registrant was approximately $87.4 million. All of the outstanding shares of voting common stock of the registrant, $0.10 par value, are held by Credit Suisse First Boston, Inc.

Credit Suisse First Boston (USA), Inc.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001

			Page Number
Part I	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Credit Suisse First Boston (USA), Inc. Consolidated Financial Statements
		Condensed Consolidated Statements of Financial Condition at March 31, 2001 and December 31, 2000 (Unaudited)	3
		Condensed Consolidated Statements of Income for the three months ended March 31, 2001 and 2000 (Unaudited)	5
		Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2001 and the year ended December 31, 2000 (Unaudited)	7
		Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000 (Unaudited)	8
		Notes to Condensed Consolidated Financial Statements (Unaudited)	10
		CSFBdirect Combined Financial Statements
		Condensed Combined Statements of Financial Condition at March 31, 2001 and December 31, 2000 (Unaudited)	32
		Condensed Combined Statements of Operations for the three months ended March 31, 2001 and 2000 (Unaudited)	33
		Condensed Combined Statements of Changes in Allocated Equity for the three months ended March 31, 2001 and the year ended December 31, 2000 (Unaudited)	34
		Condensed Combined Statements of Cash Flows for the three months ended March 31, 2001 and 2000 (Unaudited)	35
		Notes to Condensed Combined Financial Statements (Unaudited)	36
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
		Credit Suisse First Boston (USA), Inc. Management's Discussion and Analysis of Financial Condition and Results of Operations	23
		CSFBdirect Management's Discussion and Analysis of Financial Condition and Results of Operations	40
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
	Item 4.	Submission of Matters to a Vote of Security Holders	29
Part II OTHER INFORMATION
	Item 1.	Legal Proceedings
		Credit Suisse First Boston (USA), Inc	30
	Item 6.	Exhibits and Reports on Form 8-K	43
	Signature		44

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2001	December 31, 2000
ASSETS
Cash and cash equivalents	$3,875,397	$2,758,390
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	4,445,711	4,968,705
Collateralized short-term agreements:
Securities purchased under agreements to resell	43,035,444	40,067,879
Securities borrowed	71,744,498	77,304,516
Receivables:
Customers	6,326,073	10,096,211
Brokers, dealers and other	12,681,322	9,939,024
Note receivable from parent	3,100,000	3,100,000
Financial instruments owned, at value:
U.S. government and agencies (includes securities pledged as collateral of $19,647,543 and $14,272,177, respectively)	22,130,277	20,784,979
Corporate debt (includes securities pledged as collateral of $9,619,078 and $6,074,305, respectively)	14,236,786	13,146,716
Foreign sovereign debt	66,184	571,029
Mortgage whole loans (includes securities pledged as collateral of $2,142,047 and $4,136,383, respectively)	7,054,112	6,870,172
Equities (includes securities pledged as collateral of $7,317,721 and $9,325,965, respectively)	12,282,782	15,332,579
Other	2,821,856	1,851,167
Long-term corporate development investments	975,285	1,031,339
Federal income taxes receivable	465,856	489,790
Net deferred tax asset	1,490,698	1,820,857
Office facilities at cost (net of accumulated depreciation and amortization of $565,325 and $723,365, respectively)	731,289	990,653
Other assets and deferred amounts	2,101,806	1,840,476
Goodwill	301,835	312,770

Total Assets	$209,867,211	$213,277,252

See accompanying notes to condensed consolidated financial statements.

	March 31, 2001	December 31, 2000
LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term borrowings	$13,787,813	$20,818,494
Collateralized short-term financings:
Securities sold under agreements to repurchase	85,717,495	71,063,703
Securities loaned	31,888,763	35,597,774
Payables:
Customers	12,367,765	12,118,763
Brokers, dealers and other	13,948,672	14,213,823
Financial instruments sold not yet purchased, at value:
U.S. government and agencies	19,891,578	22,144,902
Corporate debt	3,530,840	4,115,817
Equities	2,815,510	3,421,407
Other	2,462,987	2,933,913
Accounts payable and accrued expenses	4,415,597	7,488,068
Other liabilities	1,147,248	1,397,101
Long-term borrowings	10,582,394	11,257,516
Company-obligated mandatorily redeemable trust securities of subsidiary trust holding solely debentures of the Company	200,000	200,000
Stockholders' Equity:
Preferred stock, 50,000,000 shares authorized:
Series A Preferred Stock, at $50.00 per share liquidation preference (4,000,000 shares issued and outstanding)	200,000	200,000
Series B Preferred Stock, at $50.00 per share liquidation preference (3,500,000 shares issued and outstanding)	175,000	175,000
Common Stock, 1,500,000,000 shares authorized:
CSFB (USA) Common Stock ($0.10 par value; 500,000,000 shares authorized; 1,000 shares issued and outstanding)	—	—
CSFBdirect Common Stock ($0.10 par value; 500,000,000 shares authorized; 18,400,000 shares issued and outstanding; 90,752,242 and 84,250,000 notional shares, respectively, in respect of CSFB's retained interest)	1,840	1,840
Paid-in capital	5,380,157	5,072,215
Retained earnings	1,362,219	1,064,413
Accumulated other comprehensive loss	(8,667)	(7,497)

Total stockholders' equity	7,110,549	6,505,971

Total Liabilities and Stockholders' Equity	$209,867,211	$213,277,252

See accompanying notes to condensed consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2001	2000
Revenues:
Principal transactions-net	$799,532	$502,455
Investment banking and advisory	920,855	649,785
Commissions	449,079	447,622
Interest and dividend income (net of interest expense of $3,300,420 and $1,550,064, respectively)	152,886	203,113
Other	188,921	24,207

Total revenues	2,511,273	1,827,182

Expenses:
Employee compensation and benefits	1,340,835	1,077,358
Occupancy and equipment rental	160,153	90,655
Brokerage, clearing, exchange fees	67,730	41,080
Communications	72,647	42,186
Professional fees	76,552	48,366
Merger-related costs	143,100	—
Other operating expenses	191,036	138,337

Total costs and expenses	2,052,053	1,437,982

Income before provision for income taxes and cumulative effect of change in accounting principle	459,220	389,200

Provision for income taxes	156,767	144,000

Income before cumulative effect of change in accounting principle	302,453	245,200

Cumulative effect of change in accounting principle, net of tax provision of $346	642	—

Net income	$303,095	$245,200

Dividends on preferred stock	$5,289	$5,289

Earnings applicable to common shares	$297,806	$239,911

See accompanying notes to condensed consolidated financial statements.

	Three Months Ended March 31,
	2001	2000
Earnings (loss) applicable to common shares:
CSFB (USA):
Income before cumulative effect of change in accounting principle	$304,587	$237,474
Cumulative effect of change in accounting principle, net of tax	$642	$—
Net income	$305,229	$237,474
CSFBdirect	$(7,423)	$2,437
Earnings (loss) per common share:
CSFB (USA)—Basic and Diluted:
Income before cumulative effect of change in accounting principle	$304,587	$237,474
Cumulative effect of change in accounting principle, net of tax	$642	$—
Net income	$305,229	$237,474
CSFBdirect
Basic	$(0.40)	$0.13
Diluted	$(0.40)	$0.13
Weighted average common shares:
CSFB (USA)
Basic and Diluted	1,000	1,000

CSFBdirect
Basic	18,400,000	18,400,000
Diluted	18,400,000	18,482,000

    Subsequent to the Acquisition by Credit Suisse Group of 100% of the shares of the Company's voting common stock designated CSFB (USA) Common Stock, existing shares were canceled and the Company issued 1,000 shares of common stock to its parent, Credit Suisse First Boston, Inc. All computations of basic and diluted earnings per share have been adjusted retroactively for all periods presented to reflect the change in capital structure. Basic and diluted earnings per share are the same for all periods presented.

See accompanying notes to condensed consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

For the Year Ended December 31, 2000 and the Three Months Ended March 31, 2001

(In thousands, except per share data)

	Preferred Stock	CSFB (USA) Common Stock	CSFBdirect Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balances at December 31, 1999	$375,000	$—	$1,840	$1,322,540	$2,205,818	$2,044	$3,907,242
Net loss	—	—	—	—	(1,075,812)	—	(1,075,812)
Translation adjustment	—	—	—	—	—	(9,541)	(9,541)
Total comprehensive loss							(1,085,353)
Issuance of shares in consideration of transfer of CSFB Corp.	—	—	—	2,537,976	—	—	2,537,976
Dividend of DLJ Asset Management Group to parent	—	—	—	—	(28,473)	—	(28,473)
Dividends:
CSFB (USA) Common Stock ($31,250 per share)	—	—	—	—	(15,965)	—	(15,965)
Preferred stock ($2.82 per share)	—	—	—	—	(21,155)	—	(21,155)
CSG Share Plan Activity	—	—	—	298,648	—	—	298,648
Exercise of stock options	—		—	373,140	—	—	373,140
Tax benefit on exercise of stock options	—	—	—	406,447	—	—	406,447
Tender shares to employee trust	—	—	—	122,724	—	—	122,724
Conversion of restricted stock units	—	—	—	10,740	—	—	10,740

Balances at December 31, 2000	375,000	—	1,840	5,072,215	1,064,413	(7,497)	6,505,971
Net income	—	—	—	—	303,095	—	303,095
Translation adjustment	—	—	—	—	—	429	429
Change in accounting principle (FAS 133)	—	—	—	—	—	(1,599)	(1,599)
Total comprehensive income							301,925
Capital contribution of CSFB Capital Holdings, Inc.	—	—	—	34,519	—	—	34,519
Dividends:
Preferred stock ($0.705 per share)	—	—	—	—	(5,289)	—	(5,289)
CSG Share Plan Activity	—	—	—	273,423	—	—	273,423

Balances at March 31, 2001	$375,000	$—	$1,840	$5,380,157	$1,362,219	$(8,667)	$7,110,549

See accompanying notes to condensed consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the Three Months Ended March 31, 2001 and 2000

	2001	2000
	(In thousands)
Cash flows from operating activities:
Net income	$303,095	$245,200
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	62,802	31,125
CSG Share Plan activity	273,423	—
Deferred taxes	(37,704)	3,165
Decrease (increase) in unrealized appreciation of long-term corporate development investments	32,333	(51,192)
Foreign currency translation adjustment	429	34
Cumulative effect of change in accounting principle	(1,599)	—
(Increase) decrease in operating assets:
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	522,994	46,001
Securities purchased under agreements to resell	(6,356,663)	1,403,381
Securities borrowed	5,560,018	(6,968,221)
Receivables from customers	3,770,138	(3,146,035)
Receivables from brokers, dealers and other	(2,742,298)	(6,328,511)
Financial instruments owned, at value	(35,355)	(4,375,148)
Federal income taxes receivable	23,934	—
Net deferred tax asset	330,159	3,165
Other assets and deferred amounts	(247,966)	(159,542)
Increase (decrease) in operating liabilities:
Securities sold under agreements to repurchase	6,356,663	(1,403,381)
Securities loaned	(3,709,011)	5,804,217
Payables to customers	249,002	1,119,891
Payables to brokers, dealers and other	(265,151)	6,513,579
Financial instruments sold not yet purchased, at value	(3,915,124)	3,752,149
Accounts payable and accrued expenses	(3,072,471)	(578,975)
Other liabilities	(212,150)	(115,984)

Net cash used in operating activities	$(3,110,502)	$(4,205,082)

See accompanying notes to condensed consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2001 and 2000

	2001	2000
	(In thousands)
Cash flows from investing activities:
Net proceeds from (payments for):
Capital contribution of CSFB Capital Holdings, Inc.	$34,519	$—
Purchases of long-term corporate development investments	(30,902)	(382,951)
Sales of long-term corporate development investments	54,623	286,350
Office facilities	208,101	(59,893)
Other assets	(13,967)	44,185

Net cash provided by (used in) investing activities	252,374	(112,309)

Cash flows from financing activities:
Net proceeds from (payments for):
Short-term financings	4,655,546	2,609,300
Issuance (repayments) of:
Senior notes	78,238	499,784
Senior secured floating rate notes	—	(5,065)
Global floating rate notes	67	—
Medium-term notes	(752,951)	475,499
Structured notes	(3,069)	78,000
Other long-term debt	2,593	12
Cash dividends	(5,289)	(13,260)
Exercise of stock options	—	6,570

Net cash provided by financing activities	3,975,135	3,650,840

Increase (decrease) in cash and cash equivalents	1,117,007	(666,551)
Cash and cash equivalents at beginning of period	2,758,390	2,020,543

Cash and cash equivalents at end of period	$3,875,397	$1,353,992

Supplemental schedule of Cash Flows Information:
Supplemental schedule of noncash investing and financing activities:
Capital contribution of CSFB Capital Holdings, Inc.
Fair value of assets acquired	$67,470
Less: liabilities assumed	32,951

Capital contribution of CSFB Capital Holdings, Inc.	$34,519

See accompanying notes to condensed consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2001

1.  Summary of Significant Accounting Policies

    The condensed consolidated financial statements include Credit Suisse First Boston (USA), Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. The Company is a wholly owned subsidiary of Credit Suisse First Boston, Inc. ("CSFBI") and was acquired on November 3, 2000 (the "Acquisition"). No adjustments of the historical carrying values of the Company's assets and liabilities to reflect the Acquisition by CSFBI were recorded in the Company's historical financial statements. Similarly, although the Acquisition gave rise to goodwill, none of this goodwill was "pushed down" to the Company, and thus goodwill associated with the Acquisition will not affect the Company's results of operations. In addition, in conjunction with the Acquisition, CSFBI transferred all of the outstanding shares of Credit Suisse First Boston Corporation ("CSFB Corp."), a U.S. registered broker dealer that was a direct wholly owned subsidiary of CSFBI, to the Company in exchange for newly issued shares of the Company (the "Transfer"). For further discussion of the Acquisition and the Transfer, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America but is not required for interim reporting purposes has been condensed or omitted. These condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal, recurring accruals), as well as the accounting change to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133") which are necessary for a fair presentation of the condensed consolidated statements of financial condition and income for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2000 included in the Company's Report on Form 10-K for the year ended December 31, 2000.

    To prepare condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management must estimate certain amounts that affect the reported assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates.

    The Company is included in the consolidated federal income tax return and unitary state and local income tax returns filed by CSFBI. CSFBI allocates federal, state and local income taxes to its subsidiaries on a separate return basis.

    Certain reclassifications have been made to prior year condensed consolidated financial statements to conform to the 2001 presentation.

2.  Restructuring Costs and Merger Related-Costs

    As of March 31, 2001, all significant restructuring initiatives contemplated in the Acquisition have been completed.

    During the quarter ended March 31, 2001, restructuring costs of approximately $391 million were paid. The remaining balance of $84 million is included in accounts payable and accrued expenses in the condensed consolidated statements of financial condition. All components of restructuring costs were funded from working capital and do not require any incremental funding source. It is expected that the restructuring plan will be fully executed by December 2001.

    Merger-related costs represent the amortization of retention awards related to the merger over the life of the awards.

    The following is an analysis of the change in the restructuring accrual account for the quarter ended March 31, 2001:

	Balance December 31, 2000	Amounts Paid in 2001	Balance March 31, 2001
	(in millions)
Compensation and benefits	$325	$251	$74
Occupancy and related costs	76	68	8
Technology costs	74	72	2

	$475	$391	$84

    In addition, included in other income is a gain of approximately $163 million on the assignment of the lease and related sale of leasehold improvements on the Company's former headquarters. An incremental gain related to the lease assignment of $30.4 million has been deferred and is being amortized through February 2002.

3.  Issuance of CSFBdirect Common Stock

    CSFBdirect represents a combination of the assets and liabilities of the Company's online discount brokerage and related investment services business, rather than a separately incorporated entity. CSFBdirect Common Stock tracks the separate performance of these businesses for periods subsequent to the date of the offering ("Tracking Stock"). On May 28, 1999, the Company issued in an initial public offering 18.4 million shares of CSFBdirect Common Stock (formerly known as DLJdirect Common Stock). Prior to issuing the Tracking Stock, the Company's existing common stock was designated as CSFB (USA) Common Stock to reflect the performance of the Company's primary businesses, i.e., Equity, Investment Banking, Fixed Income and Financial Services, plus a retained interest in CSFBdirect. All of the Company's businesses other than those included in CSFBdirect, plus the Company's retained interest in CSFBdirect, are referred to as CSFB (USA). Holders of the Tracking Stock are common stockholders of the Company but have no voting rights, except in certain limited circumstances, and will be subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Earnings applicable to common shares for CSFB (USA) includes a 100% retained interest in CSFBdirect for periods prior to the closing date of the initial public offering of the Tracking Stock, and 82.1% thereafter.

    On March 26, 2001, the Company announced that its parent, CSFBI, made a proposal to acquire for $4.00 per share the 18.4 million shares of CSFBdirect Common Stock owned by the public. The Special Committee of the Board of Directors of the Company has appointed financial advisors and legal counsel to assist in its valuation.

    On March 29, 2001, CSFBdirect received $29.0 million capital contribution as reimbursement for CSFBdirect's rebranding expenses (net of taxes). As a result of this capital contribution CSFB (USA)'s retained interest increased to 83.1%.

4.  Related Party Transactions

    In the normal course of business, the Company enters into transactions with affiliated companies. Included in these transactions are revenues and expenses resulting from various securities trading, investment banking and financing activities with certain affiliates, as well as fees for administrative services performed by the Company under the terms of a management fee arrangement. Such fees are treated as a reduction of expenses in the condensed consolidated statements of income.

5.  Income Taxes

    Income taxes for interim period condensed consolidated financial statements have been accrued using the Company's estimated effective tax rate. Federal income taxes refunded (paid) for the three months ended March 31, 2001 and 2000 were $183.2 million and $(97.7) million, respectively.

    Management has determined that the realization of the recognized net deferred tax asset of $1.5 billion at March 31, 2001 is more likely than not, based on anticipated future taxable income. In addition, for federal income tax purposes, the Company has planning strategies available, which may enhance its ability to utilize these tax benefits. However, if estimates of future taxable income are reduced, the amount of the deferred tax assets considered realizable could also be reduced. In addition, due to uncertainty concerning the Company's ability to generate the necessary amount and mix of state and local taxable income in future periods, the Company continues to maintain a valuation allowance against its deferred state and local tax asset.

6.  Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

    Effective December 31, 2000, the Company adopted Statement of Financial Accounting Standard No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), a replacement of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). As of March 31, 2001, the fair market value of assets that the Company has pledged to counterparties was $164.3 billion. The Company has also received similar assets as collateral where we have the right to re-pledge or sell the assets. As of March 31, 2001, the fair market value of the assets received was $158.2 billion. The Company routinely re-pledges or lends these assets to third parties.

    Certain provisions of SFAS 140 are required to be adopted for transactions occurring after March 31, 2001. The amended provisions generally relate to the criteria determining whether the transferor has relinquished control of assets and therefore, determining if the transfer should be accounted for as a sale. Management has determined that the adoption of the remaining provisions of SFAS 140 will not have a significant impact on the Company's earnings, liquidity or capital resources.

    The Company enters into various transactions whereby commercial and residential mortgages are sold to a qualifying trust or special purpose trusts and securitized. Beneficial interests in those trusts are sold to investors. The investors and the securitization trusts have no recourse to the Company's assets for failure of debtors to pay when due. At March 31, 2001 the amount of beneficial interests retained by the Company are not significant. During the quarter ended March 31, 2001, the Company sold $2.1 billion in residential mortgages and $881.7 million in commercial mortgage receivables in securitization transactions. Net gains recognized on these transactions were $4.6 million and $17.0 million, respectively, for the quarter ended March 31, 2001.

7.  Borrowings

    Short-term borrowings are generally demand obligations with interest approximating the Federal funds rate. Such borrowings are generally used to facilitate the securities settlement process, to finance securities inventories, and to finance securities purchased by customers on margin. At March 31, 2001 and December 31, 2000, there were no borrowings secured by Company-owned securities.

    The Company has two commercial paper programs totaling $7.0 billion, which are exempt from registration under the Securities Act of 1933. At March 31, 2001, $1.3 billion of commercial paper was outstanding under these programs.

    Long-term borrowings:

	March 31, 2001	December 31, 2000
	(In thousands)
Senior notes 5.875%-8.00%, due various dates through 2008	$2,622,692	$2,544,454
Medium-term notes 0.62%-7.60%, due various dates through 2016	3,120,560	3,873,511
Global floating rate notes, due 2002	349,618	349,551
Structured borrowings, 6.63%-7.41% due various dates through 2007	314,464	317,533
Other	25,060	22,467

Subtotal long-term borrowings	$6,432,394	$7,107,516

Subordinated Loan Agreements with CSFBI:
Revolving Subordinated Loan Agreements due 2003-2008	2,650,000	2,650,000
Equity Subordination Agreements due 2005-2008	1,500,000	1,500,000

Subtotal subordinated loan agreements with CSFBI	4,150,000	4,150,000
Total long-term borrowings	$10,582,394	$11,257,516

Current maturities of long-term borrowings	$1,174,162	$1,485,217

    The subordinated loan agreements with CSFBI are at floating interest rates and are equivalent to those obtained by the parent for its subordinated borrowings. The weighted average effective interest rate at March 31, 2001 for these borrowings was 6.26%. The fair value of these borrowings approximates the amounts reflected in the condensed consolidated statements of financial condition.

    In November 2000 CSFBI obtained a $3.1 billion loan from the Company that had an original maturity date of November 1, 2001 and bore interest at a market rate based on LIBOR. On April 25, 2001, CSFBI, in a series of transactions, repaid the $3.1 billion loan from the Company, plus accrued interest, and the Company's $4.15 billion subordinated loan agreements referred to above with CSFBI were repaid by the Company in full, including accrued interest.

    For the quarters ended March 31, 2001 and 2000, interest paid on all borrowings and financing arrangements was $3.3 billion and $1.5 billion, respectively. At March 31, 2001, the Company had entered into interest rate and currency swaps on $3.6 billion of its senior and medium-term notes.

    At March 31, 2001 no borrowings were outstanding under the Company's $2.8 billion (as amended) credit facility with banks, of which $2.4 billion may be borrowed on an unsecured basis.

8.  Long-term Corporate Development Investments

    Long-term corporate development investments represent the Company's involvement in private debt and equity investments. These investments generally have no readily available market or may be otherwise restricted as to resale under the Securities Act of 1933 and are carried at estimated fair value. The cost of these investments was $1.0 billion at March 31, 2001 and December 31, 2000, respectively. In the first quarters of 2001 and 2000, net unrealized appreciation of long-term corporate development investments decreased $32.3 million and increased $51.2 million, respectively. Changes in net unrealized (depreciation) appreciation arising from changes in fair value or upon realization are reflected in principal transactions-net, investment revenues in the condensed consolidated statements of income.

9.  Net Capital

    The Company's principal wholly owned subsidiaries, DLJSC and CSFB Corp., are registered broker-dealers, registered futures commission merchants and member firms of The New York Stock Exchange, Inc. (the "NYSE"). As such, they are subject to NYSE's net capital rule, which conforms to the Uniform Net Capital Rule pursuant to Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the alternative method permitted by this rule, the required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds, whichever is greater. If a member firm's capital is less than four percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm's net capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. At March 31, 2001, DLJSC's and CSFB Corp.'s net capital of approximately $1.7 billion and $2.13 billion, respectively, were 24.2 percent and 78.2 percent, respectively, of aggregate debit balances and in excess of the minimum requirement by approximately $1.6 billion and $2.07 billion, respectively.

    The Company's London-based broker-dealer subsidiaries are subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the U.K. Financial Services Act of 1986. Other U.S. and foreign broker-dealer subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At March 31, 2001, the Company and its broker-dealer subsidiaries complied with all applicable regulatory capital adequacy requirements.

10.  Accounting for Derivative Instruments and Hedging Activities

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133 which was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133—an amendment of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities."

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

The recognition of the changes in fair value in a derivative instrument depends upon the intended use and designation of the derivative instrument. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or a net investment in a foreign subsidiary. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in current earnings together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially in other comprehensive income (a component of equity) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in current earnings.

    The Company enters into derivative transactions primarily for trading purposes, or to provide products for its clients. The Company also uses derivative instruments to manage exposures to interest rate and foreign currency risks by modifying the characteristics of periodic interest payments and foreign currency exposure associated with some of its long-term debt obligations. As of March 31, 2001, the Company only has fair value hedges of fixed rate debt for which derivatives hedge the fair value of the debt.

    These derivatives or other derivatives that do not qualify as hedges under the new rules are also carried at fair value with changes in value included in other revenues in the condensed consolidated statements of income. For the three months ended March 31, 2001, the Company recognized an after-tax gain of $6.5 million for such non-trading derivatives.

    The effectiveness of hedging relationships is evaluated using quantitative measures of correlation. If a hedge relationship is not found to be highly effective, it no longer qualifies as a hedge and any excess gains or losses attributable to the hedged item, as well as subsequent changes in the fair value of the derivative, are recognized in other revenues. During the first quarter of 2001 the amount of hedge ineffectiveness that was recognized in other revenues was $1.9 million, net of tax. There were no gains or losses on derivatives that were excluded from the assessment of effectiveness during the first quarter of 2001.

    The cumulative effect of adopting SFAS 133 at January 1, 2001, representing the initial revaluation of derivatives and other items as described above, was an after-tax gain of $0.6 million reported in the condensed consolidated statements of income separately as "cumulative effect of change in accounting principle" and an after-tax loss of $1.6 million included in other comprehensive income. The Company estimates that $0.2 million of net derivative losses included in other comprehensive income will be reclassified into other revenues within the next twelve months.

    As noted above, the Company enters into various transactions involving derivatives for trading purposes or to provide products for its clients. These derivatives include options, forwards, futures and swaps.

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

Quantitative Disclosures for All Trading Derivatives

    The fair values of trading derivatives outstanding at March 31, 2001 and December 31, 2000 are as follows:

	2001		2000
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Options	$963.6	$1,773.9	$1,143.0	$2,122.7
Forward contracts	$693.7	$680.4	$727.4	$719.2
Futures contracts	$34.5	$80.3	$180.0	$15.5
Swaps	$282.4	$213.8	$943.7	$868.1

    These amounts are included in receivables/payables from brokers, dealers and other, and financial instruments owned/sold not yet purchased in the condensed consolidated statements of financial condition.

    The majority of the Company's derivatives are short-term in duration.

11.  Financial Instruments With Off-Balance Sheet Risk

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

12.  Stockholders' Equity

    As a result of the change in capital structure brought about by the Acquisition by CSFBI of all of the outstanding shares of CSFB (USA) common stock, 1,000 shares of CSFB (USA) Common Stock were issued to CSFBI. All share and per share amounts have been adjusted retroactively to reflect this change in capital structure.

    In February 2001, CSFBI transferred CSFB Capital Holdings, Inc. to the Company as a capital contribution of $34.5 million. CSFB Capital Holdings, Inc. is the parent of Credit Suisse First Boston Capital LLC ("CSFB Capital"), which is a broker-dealer registered with the Securities and Exchange Commission. On May 1, 2001, CSFB Capital received regulatory approval to commence operating as an OTC derivatives dealer pursuant to Appendix F of Rule 15c3-1.

    CSG Share Plan Activity includes amounts contributed by CSFBI related to retention awards and other stock awards to be settled in Credit Suisse Group shares.

13.  Earnings Per Share

    As a result of the Acquisition, CSFBI acquired 100% of the shares of the Company's voting common stock (that is, the common stock of the Company of the series previously designated Donaldson, Lufkin & Jenrette, Inc.—DLJ Common Stock, par value $.10 per share). Subsequent to the Acquisition by CSFBI of all such existing shares, such existing shares were canceled and the Company issued 1,000 shares of voting common stock to CSFBI. All computations of basic and diluted earnings per share have been adjusted retroactively for all periods presented to reflect the change in capital structure. Basic and diluted earnings per share are the same for all periods presented.

    Earnings per common share for periods subsequent to the issuance of the Tracking Stock have been calculated using the two-class method. The two-class method is an earnings allocation formula that determines the earnings per share for each class of common stock according to participation rights in undistributed earnings. The Company's Tracking Stock (that is, the common stock of the Company of the series designated CSFB (USA), Inc. CSFBdirect Common Stock, par value $.10 per share) was not directly affected by the Acquisition and remains outstanding.

    For CSFBdirect, basic earnings per share is calculated by dividing earnings applicable to common shares for the period the Tracking Stock was outstanding by the weighted average actual number of such common shares outstanding. Diluted earnings per common share include the dilutive effect, if any, of options calculated under the treasury stock method.

    The numerators and denominators of the basic and diluted earnings per common share computations include the following items:

	March 31, 2001		March 31, 2000
	Income	Shares	Income	Shares
	(in thousands, except share data)
CSFB (USA) Common Stock
Basic Earnings applicable to Common Shares	$305,229	1,000	$237,474	1,000
Effect of Dilutive Securities:
Stock options	—	—	—	—

Diluted Earnings applicable to Common Shares	$305,229	1,000	$237,474	1,000

CSFBdirect Common Stock
Basic Earnings (Loss) applicable to Common Shares—Basic and Diluted	$(7,423)	18,400,000	$2,437	18,400,000
Effect of Dilutive Securities:
Stock options	—	—	—	82,000

Diluted Earnings (Loss) applicable to Common Shares	$(7,423)	18,400,000	$2,437	18,482,000

14.  Leases, Commitments and Contingent Liabilities

    In February 2001 the Company assigned its interest in substantially all leases and sold the related leasehold improvements of its former headquarters and recorded approximately $163 million in other income in the accompanying condensed consolidated statements of income.

    In the normal course of business, the Company enters into underwriting commitments. Management of the Company believes that transactions relating to underwriting commitments that were open at March 31, 2001 will have no material effect on the condensed consolidated financial statements. The Company has issued letters of credit for which it is contingently liable for $0.9 billion and $1.0 billion at March 31, 2001 and December 31, 2000, respectively.

    The Company enters into commitments to extend credit to non-investment grade borrowers in connection with the origination and syndication of senior bank debt. At March 31, 2001, unfunded senior bank loan commitments outstanding were $56.3 million.

    At March 31, 2001, the Company has commitments of approximately $1.7 billion to invest on a side-by-side basis with merchant banking partnerships.

15.  Industry Segment and Geographic Data

    The Company operates and manages its businesses through four operating segments: Equity, Investment Banking, Fixed Income, and Financial Services.

    Such segments are managed separately based on types of products and services offered and their related client bases. The Company evaluates the performance of its segments based primarily on income before income taxes.

    In conjunction with the Acquisition, the Company changed its method of allocation of underwriting revenues and related expenses to operating segments to conform to the CSFB methodology.

Accordingly, segment data has been restated to conform to the current method of managing its business. The change in allocation did not have a material effect on the Company's consolidated results.

    The Company allocates to its segments a pro rata share of certain centrally managed costs such as leased facilities and equipment costs, employee benefits and certain general overhead expenses based upon specified amounts, usage criteria or agreed rates, and allocates interest expense based upon the type of asset. The interest rates applied will also vary depending upon the type and duration of the asset. The segment allocation of some costs, such as incentive bonuses, has been estimated. The Company has not allocated merger-related costs to its segments since none of these costs represent normal operating costs. Instead, these costs are in the Elimination & Other category. All other accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Equity	IBD	FID	Financial Services	Elimination & Other	Total
	(in millions)
March 31, 2001
Net revenues	$777.8	$521.7	$507.6	$367.2	$184.1	$2,358.4
Net interest and dividend revenue	(102.8)	(23.4)	158.7	84.0	36.4	152.9
Income (loss) before income taxes and cumulative effect of change in accounting principle	$205.6	$14.4	$279.1	$2.7	$(42.6)	$459.2
March 31, 2000
Net revenues from external sources	$434.9	$525.3	$193.4	$515.1	$(44.6)	$1,624.1
Net intersegment revenues	(1.9)	—	0.1	45.2	(43.4)	—
Net interest and dividend revenue	5.7	(7.2)	48.1	113.1	43.4	203.1
Income (loss) before income taxes	$82.8	$124.5	$77.4	$168.4	$(63.9)	$389.2

    The following is a reconciliation of the Company's reported revenues and income before provision for income taxes and cumulative effect of change in accounting principle to the Company's consolidated totals:

	For the Quarter Ended March 31,
	2001	2000
Revenues:
Total net revenues for reported segments	$2,290.8	$1,871.8
All other revenues	155.1	14.9
Consolidation/elimination(1)	65.4	(59.5)

Total consolidated net revenues	$2,511.3	$1,827.2

Income before provision for income taxes:
Total income for reported segments	$501.8	$453.1
All other income (loss)	(108.0)	68.2
Consolidation/elimination(1)	65.4	(132.1)

Total income before provision for income taxes and cumulative effect of change in accounting principle	$459.2	$389.2

(1)
Consolidation/elimination represents intercompany accounts/intersegment revenue-sharing arrangements that are eliminated in consolidation.

    The Company's principal operations are located in the United States. The Company maintains offices in Europe, Latin America and Asia. Historically, the majority of foreign business was done through the London offices. The Company's foreign revenues are not significant.

16.  Legal Proceedings

    Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The following is an update of such proceedings:

    On March 6, 2001, in the action filed by GSC Recovery, Inc. in New Jersey State Court arising out of alleged misrepresentations and omissions relating to GSC's purchases of certain unsecured AmeriServe notes issued on or about October 1, 1999, the DLJ entities named as defendants moved to dismiss the complaint.

    By letter dated March 30, 2001, the Department of Justice advised DLJSC that it had concluded its investigation of DLJSC relating to alleged price fixing with respect to underwriting spreads in initial public offerings and would take no action against DLJSC.

    On April 4, 2001, in the adversary proceeding filed in the bankruptcy court by holders of the secured notes issued by AmeriServe Food Distribution, Inc. ("Ameriserve"), the court denied the motion to dismiss filed by DLJ Capital Funding and ordered plaintiffs to file an amended complaint setting forth with specificity their claims against DLJ Capital Funding. An amended complaint was served and filed on May 1, 2001.

    On April 6, 2001, in the action filed by Morgens Waterfall Holdings, LLC ("Morgens") in the U.S. District Court for the Southern District of New York arising out of Morgens' purchases of the secured AmeriServe notes issued on or about October 1, 1999, the entities named as defendants answered the second amended complaint and asserted counterclaims against Morgens seeking, among other things, compensatory damages for breach of contract. Morgens has answered the counterclaims and discovery has commenced.

    On April 19, 2001, the DLJ entities named as defendants moved to dismiss the amended consolidated complaint filed by plaintiffs in the consolidated action captioned In re Independent Energy Holdings PLC Securities Litigation pending in the U.S. District Court for the Southern District of New York.

    On or about March 30, 2001, the putative class actions initially filed in September 2000 in the Delaware Court of Chancery by the public shareholders of CSFBdirect common stock were consolidated and captioned In re CSFBdirect Tracking Stock Shareholders Litigation. Plaintiffs simultaneously filed a second consolidated amended complaint asserting their original claims and adding claims that allege that the proposed offer by the Company, announced on March 26, 2001, to purchase all the publicly owned common stock of CSFBdirect at a price of $4 per share is unfair.

    Since six putative class actions were filed on March 26, 2001 in the Delaware Chancery court alleging that the Company's proposed offer to acquire all of the publicly owned CSFBdirect common stock for $4 per share is unfair, four additional putative class actions asserting virtually identical claims have been filed in that court.

    CSFB Corp. as well as, to our knowledge, at least five other investment banks, are being investigated by one or more governmental authorities or self-regulatory organizations, including the NASD Regulation, Inc. ("NASDR") in connection with their practices as to the allocation of shares in initial public offerings in which such investment banks were a lead or co-managing underwriter, and subsequent securities transactions and commissions. The inquiries have focused on the allocation practices with respect to initial public offerings in 1999 and 2000, and in particular, the receipt of allegedly excessive commissions on secondary trades from certain accounts that received allocations of shares. CSFB Corp. has been cooperating with each of the investigating entities by providing documents and witnesses to be interviewed or deposed in response to subpoenas or otherwise. These investigations could result in enforcement proceedings against CSFB Corp. by one or more of the investigating entities. In particular, the staff of the NASDR has notified CSFB Corp. that it is contemplating bringing a proceeding against CSFB Corp. based on the initial public offering allocations and the commissions and alleged practices by certain customers that had received such allocations.

    Beginning in January 2001, CSFB Corp. was named as a defendant in a large number of putative class action complaints filed in the U.S. District Court for the Southern District of New York, alleging various violations of the federal securities laws resulting from alleged material omissions and misstatements in registration statements and prospectuses for the initial public offerings and with respect to transactions in the aftermarket. These lawsuits contain allegations that the registration statement and prospectus either omitted or misrepresented material information about commissions paid to CSFB Corp. and aftermarket transaction by certain customers that received allocations of shares in the initial public offerings.

    Since March 2001, CSFB Corp. and six other investment banks were named as defendants in several putative class actions filed with the U.S. District Courts for the Southern District of New York

and the District of New Jersey, alleging violation of the federal antitrust laws in connection with alleged practices in the allocation of shares in initial public offerings in which such investment banks were a lead or co-managing underwriter. The lawsuits allege that the underwriter defendants have engaged in an illegal antitrust conspiracy to require customers, in exchange for initial public offering allocations, to pay undisclosed and excessive commissions, in amounts equaling approximately 33% of the customers' profits from a given initial public offering allocation. The complaint also alleges that the underwriter defendants conspired to require customers, in exchange for initial public offering allocations, to agree to make after market purchases of the initial public offering securities at a price higher than the offering price, as a precondition to receiving an allocation. These alleged "tie-in" arrangements are further alleged to have artificially inflated the market price for the securities.

    CSFB Corp. intends to defend itself vigorously against all of the claims asserted in these complaints.

    We are involved in a number of judicial, regulatory and arbitration proceedings (including those described above and actions that have been separately described in previous filings) concerning matters arising in connection with the conduct of our businesses. Some of the actions have been brought on behalf of various classes of claimants and seek damages of material and indeterminate amounts. We believe, based on currently available information and advice of counsel, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition but might be material to operating results for any particular period, depending, in part, upon the operating results for such period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

    We are a leading global integrated investment bank serving institutional, corporate, government and individual clients. On November 3, 2000, Credit Suisse Group acquired DLJ. For a complete description of the Acquisition, we refer you to our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

    We have made in this Quarterly Report on Form 10-Q, and from time to time may otherwise make in our public filings, press releases and discussions with our management, "forward-looking statements", within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, concerning our operations, economic performance and financial condition, as well as our strategic objectives, including, without limitation, global expansion. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. Such forward-looking statements are subject to various risks and uncertainties, and we claim the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those currently anticipated because of a number of factors in addition to those discussed elsewhere herein and in our other public filings, press releases and discussions with our management, including:

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

    Market and economic conditions in the first quarter of 2001 were characterized by volatile domestic equity markets and high levels of equity trading volume. The economic slowdown in the United States led to market uncertainty, a decline in all of the major stock indices, and a decline in merger and acquisition activity and capital markets transactions in virtually all sectors. The technology heavy NASDAQ had its worst first quarter ever. The new issue market has been severely impacted, especially in the technology area. In order to stimulate the economy, the Federal Reserve Board cut interest rates by a half point three times during the first quarter of 2001 and made an additional half-point rate cut in April. Despite these rate decreases, the economy remains weak as consumer demand continued to decline due in part to rising energy prices and tighter financial conditions.

RESULTS OF OPERATIONS

    We are part of the Credit Suisse First Boston business unit of Credit Suisse Group, but our results do not reflect the overall performance of Credit Suisse First Boston or Credit Suisse Group.

    The transfer of CSFB Corp. to us by CSFBI in November 2000 had a significant effect on our statement of financial condition and results of operations. As a result, inclusion of results of CSFB Corp. for the first quarter of 2001 increased virtually all revenue, expense and statement of financial condition line items. Because of the inclusion of CSFB Corp. from November 3, 2000 through December 31, 2000, our financial statements may not be fully comparable with prior periods. It is expected that due to the size of the Acquisition, the volume of activity of the combined entity will, subject to market conditions, be significantly greater in future periods than for our previous activities. For more information on the transfer of CSFB Corp. to us, we refer you to our Annual Report on Form 10-K for the year ended December 31, 2000.

    We refer you to our Footnote 2 to the condensed consolidated financial statements for a discussion of Restructuring and Merger-Related Costs.

Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

    For 2001, revenues increased $684.1 million, or 37.4% to $2.5 billion. During 2001, revenues increased primarily as a result of increases in investment banking and advisory, trading gains and other. Included in other income is a pre-tax gain of approximately $163 million from the assignment of the lease and sale of leasehold improvements of our former headquarters at 277 Park Avenue. These increases were offset in part by a decrease in interest income. In conjunction with the Acquisition, we changed our method of allocation of underwriting revenues and related expenses to operating segments to conform to the CSFB methodology. Accordingly, segment data has been restated to conform to the current method of managing our business. Equity Division net revenues increased $342.9 million or 78.8% to $777.8 million primarily as a result of increased trading revenues and the inclusion of CSFB Corp. Investment Banking Division net revenues decreased $3.6 million or 0.7% to $521.7 million primarily due to the decline in underwritings and merger and acquisition fees offset by the inclusion of CSFB Corp. Fixed Income Division net revenues increased $314.2 million or 162.5% to $507.6 million, principally as a result of increased trading gains in the high-yield and government bond areas. Financial Services Division net revenues decreased $147.9 million or 28.7% to $367.2 million primarily as a result of decreased commission revenues in our correspondent and online brokerage businesses, and the transfer of the asset management business to Credit Suisse Asset Management in November 2000. For more information on segment data, we refer you to Note 15 to the condensed consolidated financial statements.

    Principal transactions-net, increased $297.0 million or 59.1% to $799.5 million primarily as a result of gains in the Fixed Income Division, particularly high yield and government bonds due to the volatile equity markets and decreases in interest rates. These increases were offset by losses on our private equity investments due to unfavorable market conditions.

    Investment banking and advisory revenues increased $271.1 million or 41.7% to $920.9 million as a result of the inclusion of CSFB Corp. revenues, particularly merger and acquisition fees, and fees for a variety of portfolio advisory and technology services in our correspondent and online brokerage businesses. The transfer of the asset management business to Credit Suisse Asset Management in November 2000 and the contraction in the U.S. new issue market partially offset these increases.

    Commission revenues increased $1.5 million to $449.1 million primarily as a result of the inclusion of CSFB Corp. which offset decreases in commissions in our online and correspondent brokerage operations, CSFBdirect and Pershing, due to unfavorable market conditions.

    Interest and dividend income, net of interest expense, decreased $50.2 million or 24.7% to $152.9 million. The decrease was primarily attributable to increased equity inventory positions due to the inclusion of CSFB Corp.

    Other income increased $164.7 million to $188.9 million primarily as a result of a pre-tax gain of approximately $163 million on the assignment of the lease and sale of related leasehold improvements on the Company's former headquarters.

    Total costs and expenses for the three months ended March 31, 2001 increased approximately $614.1 million or 42.7% to $2.1 billion primarily due to the inclusion of CSFB Corp.

    Employee compensation and benefits increased $263.4 million or 24.4% to $1.3 billion. The increase was primarily increased headcount due to the inclusion of CSFB Corp. As is normal in our industry, a significant portion of compensation expense is a bonus amount awarded at or shortly after year-end. Bonuses are based upon a number of factors including the profitability of each business segment.

    Occupancy and equipment rental increased $69.5 million to $160.2 million primarily as a result of the inclusion of CSFB Corp. Communications expense increased by $30.4 million to $72.6 million due to the inclusion of CSFB Corp. Brokerage, clearing, exchange fees and other expenses increased $26.6 million to $67.7 million due to the inclusion of CSFB Corp. Professional fees increased $28.2 million to $76.6 million due to the inclusion of CSFB Corp. Merger and other related costs of $143.1 million reflect the accrual of the retention awards related to the merger. All other operating expenses increased $52.7 million to $191.0 million, which resulted principally from rebranding costs related to the CSFBdirect name change as well as the inclusion of CSFB Corp.

    Equity Division pre-tax income increased $122.8 million or 148.3% to $205.6 million due to the inclusion of CSFB Corp. Investment Banking Division pre-tax income decreased $110.1 million or 88.4% to $14.4 million as a result of decreased underwritings and fees related to mergers and acquisitions activity. Fixed Income Division pre-tax income increased $201.7 million or 260.6% to $279.1 million as a result of increased trading gains in high yield and government bonds. Financial Services Division pre-tax income decreased $165.7 million or 98.4% to $2.7 million as a result of decreased commissions and underwritings related to its correspondent and online brokerage businesses, rebranding costs related to the CSFBdirect name change and the transfer of the asset management business to Credit Suisse Asset Management.

    Our income tax provision for 2001 and 2000 was $156.8 million and $144.0 million, a 34.1% and 37.0% effective tax rate, respectively.

    Net income for 2001 was $303.1 million as compared with net income of $245.2 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Our assets are highly liquid with the majority consisting of securities inventories and collateralized receivables, each of which fluctuate depending on the levels of proprietary trading and customer business. Such collateralized receivables consist primarily of resale agreements and securities borrowed both of which are secured by U.S. government and agency securities, and marketable corporate debt and equity securities. In addition, we have significant receivables from customers, brokers and dealers that turn over frequently. To meet client needs as a securities dealer, we may carry significant levels of trading inventories. Because of changes relating to customer needs, economic and market conditions and proprietary trading strategies, our total assets or the individual components of total assets may vary significantly from period to period. At March 31, 2001 and 2000, our total assets were $209.9 billion and $213.3 billion, respectively.

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

    We maintain a $2.8 billion revolving credit facility with various banks, of which $2.4 billion may be borrowed on an unsecured basis. There were no borrowings outstanding under this agreement at March 31, 2001.

    In conjunction with the Acquisition, CSFBI, our parent, obtained a $3.1 billion loan from us that was to mature on November 1, 2001 and bore interest at a market rate based on LIBOR. On April 25, 2001, CSFBI, in a series of transactions, repaid the $3.1 billion loan from us, plus accrued interest and our $4.15 billion subordinated loan agreements with CSFBI were repaid in full, including accrued interest.

    For the quarters ended March 31, 2001 and 2000, interest paid on all borrowings and financing arrangements was $3.3 billion and $1.5 billion, respectively. At March 31, 2001, we had entered into interest rate and currency swaps on $3.6 billion of its senior and medium-term notes.

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

    At March 31, 2001 the credit ratings of our long-term debt and commercial paper were as follows:

	Long-Term Debt	Commercial Paper
Fitch	A+	F-1
Moody's	A1	P-1
Standard & Poor's	AA-	A-1+

    As registered broker-dealers and member firms of various self-regulatory organizations, each of our broker-dealer subsidiaries, which include DLJSC and CSFB Corp., is subject to the uniform net capital rule, Rule 15c3-1 under the Securities Exchange Act of 1934. This rule specifies the minimum level of net capital a broker-dealer must maintain and also requires that part of its assets be kept in relatively liquid form. DLJSC and CSFB Corp. are also subject to the net capital requirements of the Commodity Futures Trading Commission and various commodity exchanges. At March 31, 2001, DLJSC and CSFB Corp. had aggregate regulatory net capital, after adjustments required by Rule 15c3-1 of approximately $1.7 billion and $2.13 billion, respectively, which exceeded minimum net capital requirements by $1.6 billion and $2.07 billion, respectively. DLJSC exceeded the net capital required by its most restrictive debt covenants by $1.2 billion.

    The Securities and Exchange Commission, or the SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, dictate the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

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

    At March 31, 2001, our broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

Cash Flows

    Our consolidated statements of cash flows classify cash flow into three broad categories: cash flows from operating activities, investing activities and financing activities. Our net cash flows are principally associated with operating and financing activities, which support our trading, customer and banking activities.

    The transfer of CSFB Corp. in November 2000 had a significant effect on our statement of financial condition and results of operations. As a result, inclusion of results of CSFB Corp. for the first quarter of 2001 had a significant effect on our financial statements, increasing virtually all revenue, expense and statement of financial condition line items. It is expected that due to the size of the Acquisition, the volume of activity of the combined entity will, subject to market conditions, be significantly greater in future periods than for our previous activities.

Quarters Ended March 31, 2001 and 2000

    At March 31, 2001 and 2000, cash and cash equivalents totaled $3.9 billion and $1.4 billion, respectively, an increase of $1.1 billion and a decrease of $0.7 billion, respectively, compared to December 31, 2000 and 1999.

    Cash used in operating activities totaled $3.1 billion and $4.2 billion in 2001 and 2000, respectively. In 2001, there were increases in assets including receivables from brokers, dealers and others of $2.7 billion and decreases in liabilities, including securities loaned of $3.7 billion, financial instruments sold not yet purchased of $3.9 billion and accounts payable and accrued expenses of $3.1 billion. These were offset by decreases in assets, including securities borrowed of $5.6 billion and receivables from customers of $3.8 billion. In 2000, there were increases in assets including financial instruments owned of $4.4 billion, securities borrowed of $7.0 billion and receivables from customers of $3.1 billion. These increases were partially offset by increases in liabilities including payables to customers of $1.1 billion, securities loaned of $5.8 billion and financial instruments sold not yet purchased of $3.8 billion.

    In 2001 and 2000, net cash provided by (used in) investing activities was $252.4 million and $(112.3) million, respectively. In the first quarter, the capital contribution of CSFB Capital Holdings, Inc. to us increased our equity by $34.5 million. In addition, our sale of leasehold improvements at our former headquarters at 277 Park Avenue resulted in cash from investing activities of $208.1 million. The sale of the leasehold improvements and assignment of the lease resulted in a pre-tax gain of approximately $163 million.

    In 2001 and 2000, net cash provided by financing activities totaled $4.0 billion and $3.7 billion, respectively, of which $4.7 billion and $2.6 billion was provided by short-term financings (principally repurchase agreements), respectively. During 2001, $0.8 billion of medium-term notes matured. In 2000, $1.0 billion was provided by the issuance of senior notes, medium-term notes and structured borrowings.

    We believe our cash, cash equivalents and cash generated from operations and financing activities will be sufficient to meet our expected cash needs for working capital and capital expenditures through at least the end of 2001.

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

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities, which was amended by SFAS No. 137 and SFAS No. 138, and was adopted by the Company on January 1, 2001.

    For further discussion of these matters, we refer you to Note 10 to the condensed consolidated financial statements for the three months ended March 31, 2001 included herein, and Note 12 to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition included in our Annual Report on Form 10-K for the year ended December 31, 2000.

PRIVATE EQUITY ACTIVITIES

    Our private equity activities include direct investments and investments in various partnerships, for which our subsidiaries act as general partner. These instruments are primarily in unlisted or illiquid equity or equity-related securities. At March 31, 2001 and December 31, 2000 we had investments of $1.0 billion and $0.8 billion, respectively and had commitments to invest up to an additional $1.7 billion and $1.6 billion, respectively.

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

    We record high-yield debt at market value, mortgage whole loans and senior bank debt at lower of cost or market value and foreign sovereign and other non-investment-grade debt at market value or fair value. At March 31, 2001, we had long positions of high-yield debt, mortgage whole loans, and other non-investment-grade debt of approximately $866 million, $7.1 billion, and $1.6 billion, respectively, and short positions of approximately $373.0 million, $5.4 million, and $110.3 million, respectively. At December 31, 2000, we had long positions of high-yield debt, mortgage whole loans, senior bank and foreign sovereign debt, and other non-investment-grade debt of approximately $1.1 billion, $6.9 billion, $929.4 million and $990.5 million, respectively, and short positions of approximately $536.8 million, $1.0 million, $0.8 million and $238.1 million, respectively. Timing of the securitization of our mortgage whole loan inventory will impact the size of our positions at any given time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—CSFB (USA), INC.

RISK MANAGEMENT AND VALUE AT RISK

    For a description of our risk management policies and procedures and value-at-risk ("VAR") model, including such model's assumptions and limitations, we refer you to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2000. Our trading portfolio VAR was approximately $155 million and $103 million at March 31, 2001 and December 31, 2000, respectively.

    The VAR data below shows the market risk exposures of our trading positions at March 31, 2001 and December 31, 2000. Due to the benefit of diversification the Company-wide VAR is less than the sum of the individual components.

	March 31, 2001	December 31, 2000
	(In millions)
Trading:
Interest rate risk	$173.7	$99.9
Equity risk	$13.4	$32.1
Foreign currency exchange risk	$0.7	$1.6
Total	$155.0	$102.7

    We have equity risk on our non-trading financial instruments portfolio, which is mainly comprised of our private equity investments. We measure this equity risk using a sensitivity analysis that estimates the potential decline in the recorded value of the investments resulting from a 10% decline in equity markets. Different assumptions could produce materially different estimates of market risk as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Our equity risk on the non-trading portfolio was approximately $73 million and $97 million at March 31, 2001 and December 31, 2000, respectively. These non-trading market risk estimates measure the potential decline in the recorded value of the private equity investments. Actual losses would be mitigated by any unrealized gains not reflected in the recorded value of these investments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—CSFB (USA), INC.

    On February 20, 2001 CSFBI, our sole voting stockholder, consented to the appointment of Carol Einiger to the Board of Directors.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS—CSFB (USA), Inc.

    Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The following is an update of such proceedings:

    On March 6, 2001, in the action filed by GSC Recovery, Inc. in New Jersey State Court arising out of alleged misrepresentations and omissions relating to GSC's purchases of certain unsecured AmeriServe notes issued on or about October 1, 1999, the DLJ entities named as defendants moved to dismiss the complaint.

    By letter dated March 30, 2001, the Department of Justice advised DLJSC that it had concluded its investigation of DLJSC relating to alleged price fixing with respect to underwriting spreads in initial public offerings and would take no action against DLJSC.

    On April 4, 2001, in the adversary proceeding filed in the bankruptcy court by holders of the secured notes issued by AmeriServe Food Distribution, Inc. ("Ameriserve"), the court denied the motion to dismiss filed by DLJ Capital Funding and ordered plaintiffs to file an amended complaint setting forth with specificity their claims against DLJ Capital Funding. An amended complaint was served and filed on May 1, 2001.

    On April 6, 2001, in the action filed by Morgens Waterfall Holdings, LLC ("Morgens") in the U.S. District Court for the Southern District of New York arising out of Morgens' purchases of the secured AmeriServe notes issued on or about October 1, 1999, the entities named as defendants answered the second amended complaint and asserted counterclaims against Morgens seeking, among other things, compensatory damages for breach of contract. Morgens has answered the counterclaims and discovery has commenced.

    On April 19, 2001, the DLJ entities named as defendants moved to dismiss the amended consolidated complaint filed by plaintiffs in the consolidated action captioned In re Independent Energy Holdings PLC Securities Litigation pending in the U.S. District Court for the Southern District of New York.

    On or about March 30, 2001, the putative class actions initially filed in September 2000 in the Delaware Court of Chancery by the public shareholders of CSFBdirect common stock were consolidated and captioned In re CSFBdirect Tracking Stock Shareholders Litigation. Plaintiffs simultaneously filed a second consolidated amended complaint asserting their original claims and adding claims that allege that the proposed offer by the Company, announced on March 26, 2001, to purchase all the publicly owned common stock of CSFBdirect at a price of $4 per share is unfair.

    Since six putative class actions were filed on March 26, 2001 in the Delaware Chancery court alleging that the Company's proposed offer to acquire all of the publicly owned CSFBdirect common stock for $4 per share is unfair, four additional putative class actions asserting virtually identical claims have been filed in that court.

    CSFB Corp. as well as, to our knowledge, at least five other investment banks, are being investigated by one or more governmental authorities or self-regulatory organizations, including the NASD Regulation, Inc. ("NASDR") in connection with their practices as to the allocation of shares in initial public offerings in which such investment banks were a lead or co-managing underwriter, and subsequent securities transactions and commissions. The inquiries have focused on the allocation practices with respect to initial public offerings in 1999 and 2000, and in particular, the receipt of allegedly excessive commissions on secondary trades from certain accounts that received allocations of shares. CSFB Corp. has been cooperating with each of the investigating entities by providing documents and witnesses to be interviewed or deposed in response to subpoenas or otherwise. These investigations could result in enforcement proceedings against CSFB Corp. by one or more of the investigating entities. In particular, the staff of the NASDR has notified CSFB Corp. that it is contemplating bringing a proceeding against CSFB Corp. based on the initial public offering allocations and the commissions and alleged practices by certain customers that had received such allocations.

    Beginning in January 2001, CSFB Corp. was named as a defendant in a large number of putative class action complaints filed in the U.S. District Courts for the Southern District of new York and the District of New Jersey, alleging various violations of the federal securities laws resulting from alleged material omissions and misstatements in registration statements and prospectuses for the initial public offerings and with respect to transactions in the aftermarket. These lawsuits contain allegations that the registration statement and prospectus either omitted or misrepresented material information about commissions paid to CSFB Corp. and aftermarket transaction by certain customers that received allocations of shares in the initial public offerings.

    Since March 2001, CSFB Corp. and six other investment banks were named as defendants in several putative class actions filed with the U.S. District Court for the Southern District of New York, alleging violation of the federal antitrust laws in connection with alleged practices in the allocation of shares in initial public offerings in which such investment banks were a lead or co-managing underwriter. The lawsuits allege that the underwriter defendants have engaged in an illegal antitrust conspiracy to require customers, in exchange for initial public offering allocations, to pay undisclosed and excessive commissions, in amounts equaling approximately 33% of the customers' profits from a given initial public offering allocation. The complaint also alleges that the underwriter defendants conspired to require customers, in exchange for initial public offering allocations, to agree to make after market purchases of the initial public offering securities at a price higher than the offering price, as a precondition to receiving an allocation. These alleged "tie-in" arrangements are further alleged to have artificially inflated the market price for the securities.

    CSFB Corp. intends to defend itself vigorously against all of the claims asserted in these complaints.

    We are involved in a number of judicial, regulatory and arbitration proceedings (including those described above and actions that have been separately described in previous filings) concerning matters arising in connection with the conduct of our businesses. Some of the actions have been brought on behalf of various classes of claimants and seek damages of material and indeterminate amounts. We believe, based on currently available information and advice of counsel, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition but might be material to operating results for any particular period, depending, in part, upon the operating results for such period.

CSFBdirect

(a combination of certain assets and liabilities as described in note 1)

Condensed Combined Statements of Financial Condition

(In thousands)

	March 31, 2001	December 31, 2000
ASSETS
Cash and cash equivalents	$129,683	$141,560
Short-term investments	17,439	47,158
Deposit with affiliated clearing broker	447	447
Receivables from brokers, dealers and others, net	32,784	28,415
Financial instruments owned, at market value	38	378
Office facilities, at cost (net of accumulated depreciation and amortization of $848 and $753, respectively)	6,358	827
Investment in and advances to joint ventures	64,780	46,944
Long-term corporate development investments	5,522	5,522
Income taxes receivable	20,800	—
Other assets	10,540	5,287

Total Assets	$288,391	$276,538

LIABILITIES AND ALLOCATED EQUITY
Liabilities:
Payables to parent and affiliates, net	$42,733	$26,411
Financial instruments sold not yet purchased, at market value	60	115
Accounts payable, accrued expenses and other liabilities	35,901	26,722

Total liabilities	78,694	53,248

Commitments and contingencies
Allocated equity	210,210	222,732
Accumulated other comprehensive income	(513)	558

Total allocated equity	209,697	223,290

Total Liabilities and Allocated Equity	$288,391	$276,538

See accompanying notes to condensed combined financial statements.

CSFBdirect

(a combination of certain assets and liabilities as described in note 1)

Condensed Combined Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2001	2000
Revenues:
Commissions	$33,450	$74,539
Underwritings	227	3,088
Fees	22,075	18,707
Interest, net of interest expense of $745 and $515, respectively	15,642	17,879

Total revenues	71,394	114,213

Costs and expenses:
Compensation and benefits	36,936	27,171
Brokerage, clearing, exchange and other fees	10,188	18,600
Advertising	11,192	18,070
Occupancy and related costs	7,726	2,390
Communications and technology	11,061	10,101
Rebranding costs	34,452	—
Restructuring costs	8,987	—
Other operating expenses	13,466	12,412

Total costs and expenses	134,008	88,744

Income (loss) before income tax provision (benefit) and equity in net loss of joint venture	(62,614)	25,469

Income tax provision (benefit)	(24,811)	10,650
Equity in net loss of joint ventures	(3,719)	(1,205)

Net income (loss)	$(41,522)	$13,614

Earnings (loss) per share:
Basic	$(0.40)	$0.13
Diluted	$(0.40)	$0.13

Weighted average notional and outstanding shares:
Basic	102,794	102,650
Diluted	102,794	102,732

Earnings (loss) attributable to:
CSFB (USA) Retained Interest	$(34,099)	$11,177
CSFBdirect Common Stock	$(7,423)	$2,437

CSFBdirect Common Stock earnings (loss) per share:
Basic	$(0.40)	$0.13
Diluted	$(0.40)	$0.13

CSFBdirect Common Stock weighted average common shares:
Basic	18,400	18,400
Diluted	18,400	18,482

See accompanying notes to condensed combined financial statements.

CSFBdirect

(a combination of certain assets and liabilities as described in note 1)

Condensed Combined Statements of Changes in Allocated Equity

(In thousands)

For the Year Ended December 31, 2000 and the Three Months Ended March 31, 2001

	Allocated Equity	Accumulated Other Comprehensive Income	Total Allocated Equity
Balances at December 31, 1999	$230,662	$1,130	$231,792
Net loss	(7,930)	—	(7,930)
Translation adjustment—net of taxes (USA), Inc.	—	(572)	(572)
Total comprehensive income	—		(8,502)

Balances at December 31, 2000	222,732	558	223,290
Net loss	(41,522)	—	(41,522)
Translation adjustment—net of taxes (USA), Inc.	—	(1,071)	(1,071)
Total comprehensive income	—	—	(42,593)
Capital contribution	29,000	—	29,000

Balances at March 31, 2001	$210,210	$(513)	$209,697

See accompanying notes to condensed combined financial statements.

CSFBdirect

(a combination of certain assets and liabilities as described in note 1)

Condensed Combined Statements of Cash Flows

(In thousands)

For the Three Months Ended March 31, 2001 and 2000

	2001	2000
Cash flows from operating activities:
Net income (loss)	$(41,522)	$13,614
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	325	23
Deferred taxes	2,224	(87)
Equity in net loss of joint venture	3,719	1,205
(Increase) decrease in operating assets:
Deposit with affiliated clearing broker	—	(101)
Receivables from brokers, dealers and other, net	(4,369)	(8,256)
Financial instruments owned, at market value	340	(165)
Income taxes receivable	(20,800)	—
Other assets	(6,965)	(1,332)
Increase (decrease) in operating liabilities:
Payables to parent and affiliates, net	14,739	6,988
Financial instruments sold, not yet purchased, at market value	(55)	18
Accounts payable, accrued expenses and other liabilites	9,179	(1,749)

Net cash provided by (used in) operating activities	(43,185)	10,158

Cash flows from investing activities:
Net proceeds from (payments for):
Purchase of long-term corporate development investments	—	(4,750)
Purchase of office facilities	(5,856)	—
Investment in and advances to joint ventures	(21,555)	(13,657)
Short-term investments	29,719	(11,078)

Net cash provided by (used in) investing activities	2,308	(29,485)

Cash flows from financing activities:
Net proceeds from:
Capital contribution	29,000	—

Net cash provided by financing activities	29,000	—

Increase (decrease) in cash and cash equivalents	(11,877)	(19,327)
Cash and cash equivalents at beginning of period	141,560	237,020

Cash and cash equivalents at end of period	$129,683	$217,693

See accompanying notes to condensed combined financial statements.

CSFBdirect

(a combination of certain assets and liabilities as described in note 1)

Notes to Condensed Combined Financial Statements

March 31, 2001

1.  Basis of Presentation

    CSFBdirect represents a combination of the assets and liabilities of the online discount brokerage and related investment services business of Credit Suisse First Boston (USA), Inc. ("CSFB (USA), Inc."), rather than a separately incorporated entity. CSFB (USA), Inc. became an indirect wholly owned subsidiary of Credit Suisse Group ("CSG"), a corporation organized under the laws of Switzerland, as a result of an acquisition, which was completed on November 3, 2000 (the "Acquisition"). The Acquisition did not have an effect on the outstanding shares of CSFBdirect tracking stock. Costs incurred as a result of the name change are included in rebranding costs in the condensed combined statements of operations. On March 26, 2001, CSFB (USA), Inc. announced that its parent, Credit Suisse First Boston, Inc., proposed to acquire for $4.00 per share the 18.4 million shares of CSFBdirect Common Stock owned by the public. The Special Committee of the Board of Directors of CSFB (USA), Inc. has appointed financial advisors and legal counsel to assist in its valuation.

    CSFBdirect Common Stock tracks the separate performance of these businesses for periods subsequent to the date of the offering ("Tracking Stock"). On May 28, 1999, CSFB (USA), Inc. issued in an initial public offering 18.4 million shares of CSFBdirect Common Stock. The shares of Tracking Stock have no voting rights, except in certain limited circumstances, and holders of the Tracking Stock do not have any claims to the net assets of CSFBdirect. Prior to the offering, CSFB (USA), Inc. designated its existing common stock as CSFB (USA) Common Stock, which represents the performance of CSFB (USA), Inc.'s primary businesses plus a retained interest in CSFBdirect. All of CSFB (USA), Inc.'s businesses other than those included in CSFBdirect, plus its retained interest in CSFBdirect, are referred to as CSFB (USA). As a result of the offering, CSFB (USA) had a retained interest of 82.1% in CSFBdirect represented by 84.3 million notional shares. The 18.4 million shares of Tracking Stock reflect the 17.9% owned by the public. Prior to the offering, CSFB (USA) had a 100% interest in the earnings of CSFBdirect. As a result of its $29.0 million capital contribution on March 29, 2001, CSFB (USA)'s retained interest increased to 83.1%, represented by 90.8 million notional shares.

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

    Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America but is not required for interim reporting purposes has been condensed or omitted. These condensed combined financial statements reflect, in the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the condensed combined financial position and results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results for the entire year. These financial statements should be read in conjunction with the combined financial statements and notes thereto as of and for the year ended December 31, 2000 included in CSFB (USA), Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000.

    To prepare condensed combined financial statements in conformity with accounting principles generally accepted in the United States of America, management must estimate certain amounts that affect the reported assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates. Certain other reclassifications have been made to prior year combined financial statements to conform to the 2001 presentation.

2.  Restructuring Costs

    Restructuring costs of $9.0 million incurred in March, 2001 as a result of the closing of CSFBdirect's Parsippany, New Jersey office and the elimination of positions in other sites, are included in the accompanying condensed combined statements of operations as follows:

(in thousands)
Compensation and benefits	$2,400
Occupancy and related costs	4,266
Communications and technology	2,121
Other	200

Total restructuring costs	$8,987

3.  Related Party Transactions

    CSFBdirect transacts business with a group of companies affiliated through common majority ownership with CSFB (USA), Inc., and has various transactions and relationships with members of the group. Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

    On March 29, 2001, CSFBdirect received a $29.0 million capital contribution as reimbursement for CSFBdirect's rebranding expenses (net of taxes).

    CSFBdirect received two notes receivable from DLJdirect SFG Securities Inc., a 50% owned joint venture in Japan, in the amounts of $17.5 million and $24.4 million. The notes bear interest at 1.38% and 3.16%, and mature on June 29, 2001 and March 21, 2007, respectively. These notes are included in investment in and advances to joint ventures in the condensed combined statements of financial condition.

4.  Net Capital

    CSFBdirect includes CSFBdirect Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. ("NASD"). CSFBdirect Inc. is subject to the minimum net capital requirements of the Securities and Exchange Commission and the NASD. As such, it is subject to the NASD's net capital rule, which conforms to the Uniform Net Capital Rule pursuant to

Rule 15c3-1 under the Securities Exchange Act of 1934. As a broker-dealer who does not carry customer accounts, under the alternative method permitted by this rule, the required net capital, as defined, shall not be less than $250,000. At March 31, 2001, CSFBdirect Inc.'s net capital of $26.9 million was in excess of the minimum requirement by $26.6 million.

    CSFBdirect's London-based broker-dealer affiliate, CSFBdirect Ltd., is subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the U.K. Financial Services Act of 1986. At March 31, 2001, CSFBdirect complied with all applicable regulatory capital adequacy requirements.

5.  Income Taxes

    CSFBdirect is part of a group that files consolidated Federal income tax returns. CSFBdirect settles all taxes, current and deferred, with CSFB (USA), Inc. under a tax sharing arrangement. Taxes are provided as if CSFBdirect filed a separate return.

6.  Earnings Per Share

    Earnings (loss) per share amounts have been calculated by dividing net income (loss) by the weighted average notional and outstanding shares of Tracking Stock. The notional shares represent CSFB (USA)'s 82.1% retained interest in CSFBdirect. Prior to the offering, CSFB (USA) had a 100% interest in the earnings of CSFBdirect. As a result of the $29.0 million capital contribution on March 29, 2001, CSFB (USA)'s retained interest increased to 83.1%, represented by 90.8 million notional shares.

    Tracking Stock earnings per common share amounts have been calculated by dividing earnings applicable to common shares by the weighted average actual common shares outstanding.

    The numerators and denominators of the basic and diluted earnings per common share computations include the following items:

	Three Months Ended
	March 31, 2001		March 31, 2000
	Loss	Shares	Income	Shares
	(In thousands)		(In thousands)
Basic EPS:
Earnings (loss) applicable to common shares	$(41,522)	102,794	$13,614	102,650

Effect of dilutive securities:
Stock options	$—	*	$—	82

Diluted EPS	$(41,522)	102,794	$13,614	102,732

CSFBdirect Common Stock
Basic EPS:
Earnings (loss) applicable to common shares	$(7,423)	18,400	$2,437	18,400

Effect of dilutive securities:
Stock options	$—	*	$—	82

Diluted EPS	$(7,423)	18,400	$2,437	18,482

*
Exercisable stock options are excluded from the computation of diluted earnings per share since the effect of including them was antidilutive.

7.  Commitments and Contingent Liabilities

    CSFBdirect Holdings Inc. has issued a $5.0 million letter of credit guaranteeing obligations of Hutchison CSFBdirect Limited, a 50% owned joint venture in Hong Kong. As of March 31, 2001, there was no balance outstanding.

    CSFBdirect Holdings Inc. has guaranteed a $13.0 million five-year credit facility issued to an affiliate. As of March 31, 2001, $5.6 million was outstanding under this agreement, and is included in accounts payable, accrued expenses and other liabilities in the condensed combined statements of financial condition.

8.  Legal Proceedings

    CSFBdirect has been named a defendant in actions relating to its businesses. While the ultimate outcome of litigation involving CSFBdirect cannot be predicted with certainty, management, having reviewed these actions with its counsel, believes it has meritorious defenses to all such actions and intends to defend each of these vigorously. In the opinion of management of CSFBdirect, the ultimate resolution of all litigation, regulatory and investigative matters affecting CSFBdirect will not have a material adverse effect on the financial condition or results of operations of CSFBdirect.

    For a more detailed description of litigation involving CSFBdirect, we refer you to CSFB (USA)'s Footnote 16.

9.  Subsequent Event

    CSFBdirect expects to incur a charge of approximately $7.0 million in the second quarter of 2001 in connection with the sublease of space in Jersey City, New Jersey.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CSFBdirect

    CSFBdirect represents a combination of the assets and liabilities of our online discount brokerage and related investment services business, rather than a separately incorporated entity. On May 28, 1999, we issued in an initial public offering 18.4 million shares of our non-voting common stock, CSFBdirect Common Stock. CSFBdirect Common Stock tracks the separate performance of CSFBdirect. The shares of our voting common stock, CSFB (USA) Common Stock, reflect the performance of our primary businesses, i.e., Equity, Investment Banking, Fixed Income and Financial Services Divisions, plus our retained interest in CSFBdirect. All of our businesses other than those included in CSFBdirect plus our retained interest in CSFBdirect are referred to as CSFB (USA). Earnings applicable to CSFB (USA) Common Stock include a 100% interest in CSFBdirect for periods prior to May 28, 1999 and 82.1% thereafter, except as described below. The 18.4 million shares of CSFBdirect Common Stock represent the 17.9% owned by the public. On March 29, 2001, CSFBdirect received a $29.0 million capital contribution to reimburse the rebranding expenses (net of taxes) in connection with the name change from DLJdirect to CSFBdirect. As a result of this capital contribution, CSFB (USA)'s retained interest increased to 83.1% and the minority interest held by the public was reduced to 16.9%.

    The following analysis of the results of operations and financial condition of CSFBdirect should be read in conjunction with the Condensed Combined Financial Statements and the related Notes thereto, and with the Condensed Consolidated Financial Statements and related Notes of CSFB (USA), Inc. included elsewhere herein.

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

RECENT DEVELOPMENTS

    CSFB (USA), Inc. became an indirect wholly owned subsidiary of Credit Suisse Group as a result of the Acquisition on November 3, 2000. The Acquisition did not have an effect on the outstanding shares of CSFBdirect Common Stock.

    Effective January 15, 2001, CSFB (USA), Inc. changed the name of DLJdirect to CSFBdirect. Costs incurred as a result of the name change are included in rebranding costs in the combined statements of operations. On March 29, 2001, CSFBdirect received a $29.0 million capital contribution to reimburse the rebranding expenses (net of taxes).

    On March 14, 2001, we closed CSFBdirect's Parsippany, New Jersey call center and made staff reductions of 139, or approximately 8% of U.S. employees for CSFBdirect, as part of its cost-containment initiatives. CSFBdirect recorded a pre-tax charge of approximately $9.0 million in the first quarter of 2001, consisting of employee termination benefit payments and costs related to leases of property and equipment.

    On March 26, 2001, CSFB (USA) announced that its affiliate, Credit Suisse First Boston, Inc., proposed to acquire for $4.00 per share the 18,400,000 shares of CSFBdirect Common Stock owned by the public. The Special Committee of the Board of Directors of CSFB (USA), Inc. has appointed financial advisors and legal counsel to assist in its valuation.

    CSFBdirect expects to incur a charge of approximately $7.0 million in the second quarter of 2001 in connection with the sublease of space in Jersey City, New Jersey.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

    CSFBdirect's total net revenues decreased $42.8 million or 37.5% to $71.4 million. This decrease was due primarily to a decline in commissions.

    Commission revenues decreased $41.0 million or 55.0% to $33.5 million. The decrease was due primarily to significant decreases in customer trading volume. Average trades per day decreased 53.7% to 21,100 for the quarter ended March 31, 2001 from 45,600 for the quarter ended March 31, 2000. Commission revenues represented 46.9% and 65.2% of total net revenues for the quarters ended March 31, 2001 and 2000, respectively.

    Underwriting revenues decreased $2.9 million or 93.5% to $0.2 million. This decrease was due primarily to the slowdown in underwriting activity as well as a decline in market activity.

    Fee revenues increased $3.4 million or 18.2% to $22.1 million. Fees for technology development increased $6.2 million or 73.8% to $14.6 million, primarily due to increased demand for Internet-based technology applications. Payments for routing orders decreased $3.9 million or 57.4% to $2.9 million, due primarily to significant decreases in customer trading volume, as well as by a decline in the amount of revenue per trade that CSFBdirect receives for routing orders. Revenue from money market fund distribution fees increased $1.1 million or 47.8% to $3.4 million due to an increase in customer money market fund balances of $619.3 million or 34.7% to $2.4 billion. Fee revenues represented 31.0% and 16.4% of total net revenues for the quarters ended March 31, 2001 and 2000, respectively.

    Interest, net of interest expense, decreased $2.3 million or 12.8% to $15.6 million. This decrease was due primarily to decreases in margin debits, free credits and short sale balances. Margin debits decreased $869.1 million or 43.8% to $1.1 billion. Free credits decreased $176.5 million or 21.1% to $660.2 million and short sale balances decreased $50.2 million or 43.6% to $65.0 million. Interest, net of interest expense, represented 22.0% and 15.7% of total net revenues for the quarters ended March 31, 2001 and 2000, respectively.

    Total costs and expenses increased $45.3 million or 51.1% to $134.0 million.

    Compensation and benefits increased $9.7 million or 35.7% to $36.9 million. This increase was due primarily to growth in the number of employees from 1,040 to 1,714, prior to the reorganization. These additional employees were added primarily in CSFBdirect's investor services area to accommodate increased customer activity in 2000 and in CSFBdirect's technology group both in the United States and in India to develop new products.

    Brokerage, clearing, exchange and other fees decreased $8.4 million or 45.2% to $10.2 million primarily due to significant decreases in customer trading volume and lower clearing fees per trade resulting from reduced clearing rates.

    Advertising costs decreased $6.9 million or 38.1% to $11.2 million due primarily to the decision to reduce advertising expenditures because market activity and account openings decreased significantly.

    Occupancy and related costs increased $5.3 million or 220.8% to $7.7 million due primarily to the opening of two investor services facilities, one in Charlotte, North Carolina and the other in Sandy City, Utah, new technology centers in East Brunswick, New Jersey and Chennai, India, and the expansion of CSFBdirect's headquarters.

    Communications and technology costs increased $1.0 million or 9.9% to $11.1 million due primarily to improvements in and expansion of technology infrastructure and increases in facilities and staff.

    Rebranding costs of $34.5 million were incurred because of the name change from DLJdirect to CSFBdirect as a result of the Acquisition.

    Restructuring costs of $9.0 million were incurred as a result of the closing of the Parsipanny, New Jersey call center and the elimination of positions in other sites.

    Other operating expenses increased $1.1 million or 8.9% to $13.5 million. Operating expenses are comprised of professional fees, printing and stationery, economic and investment research, allocated overhead and miscellaneous expenses. Professional fees increased $3.0 million or 75.0% to $7.0 million primarily due to program monitoring and international operations. Miscellaneous expenses decreased $2.7 million or 52.0% to $2.5 million, consisting primarily of travel and entertainment, information services, customer service related expenses, employee registration fees and expenses for new account credit checks.

    Income (loss) before income tax provision (benefit) and equity in net loss of joint ventures decreased $88.1 million to a loss of $62.6 for the quarter ended March 31, 2001. The provision (benefit) for income taxes for the quarters ended March 31, 2001 and 2000 was $(24.8) million and $10.7 million, representing a 39.6% and 42.0% effective tax rate, respectively.

    CSFBdirect has a 50% interest in foreign-based joint ventures in Japan, Hong Kong and the Middle East. For the quarters ended March 31, 2001 and 2000, CSFBdirect's share of the equity in the net loss of these joint ventures was $3.7 million and $1.2 million, respectively.

    CSFBdirect reported a net loss of $41.5 million for the quarter ended March 31, 2001 as compared with net income of $13.6 million for the quarter ended March 31, 2000. For the quarter ended March 31, 2001, net loss applicable to the shareholders of CSFBdirect Common Stock was $7.4 million or $0.40 per share.

LIQUIDITY AND CAPITAL RESOURCES

    The principal sources of liquidity for CSFBdirect's operations are allocated capital and leases of fixed assets through an affiliate. The value of equipment acquired through leases of fixed assets through an affiliate totaled $17.7 million for the quarter ended March 31, 2001 and $10.6 million for the quarter ended March 31, 2000. These fixed assets were comprised primarily of computers and related systems, furniture and leasehold improvements.

    Although CSFBdirect maintains substantial money market accounts, bank accounts and investment accounts consistent with regulatory requirements, CSFBdirect continues to be substantially dependent on us for almost all of its daily financial, administrative and operational services and related support functions including cash management, the receipt of payments from third parties and the distribution of payments to third parties. CSFBdirect continues to invest its excess cash. At March 31, 2001, CSFBdirect had approximately $147.1 million invested in money market accounts and short-term investments. CSFB (USA) intends to fund CSFBdirect's liquidity needs in the ordinary course of business. However, significant expenditures will be funded on a case-by-case basis as determined by CSFB (USA)'s Board of Directors. CSFB (USA)'s Board of Directors will determine whether to provide any particular funds to either CSFB (USA) or CSFBdirect and will not be obligated to do so. In this connection, intercompany receivables/payables are settled periodically through cash transfers to and from CSFBdirect's accounts. There are no specific criteria to determine when we will account for a cash transfer as a long-term loan, a capital contribution or a return of capital rather than an inter-group revolving credit advance. CSFB (USA)'s Board of Directors will make such a determination in the exercise of its business judgment at the time of such transfer, or the first of such type of transfer, based upon all relevant circumstances.

    Applicable law and regulations require minimum levels of capital to be maintained by CSFBdirect Inc., the broker-dealer subsidiary of CSFBdirect Holdings Inc. Consequently, the cash balances of CSFBdirect Inc. may not be available as a source of liquidity to support other aspects of the business of CSFBdirect. The net capital rules of the SEC are the primary regulatory restrictions. CSFBdirectcontinually reviews the capital in its broker-dealer subsidiary to ensure that it meets these regulatory requirements and can appropriately support the anticipated capital needs of the business. CSFBdirect's right to participate in the assets of any subsidiary is also subject to prior claims of the subsidiary's customers and other creditors.

    Cash used in operating activities totaled $43.2 million for the quarter ended March 31, 2001, and cash provided by operations was $10.2 million for the quarter ended March 31, 2000. The changes were primarily due to decreases in transaction volume related to the decline in the online brokerage operations. For the quarter ended March 31, 2001, there were increased assets, including increases in receivables from brokers, dealers and other, net of $4.4 million and other assets of $27.8 million. This increase was offset in part by an increase in payables to parent and affiliates, net of $14.7 million and an increase in accounts payable, accrued expenses and other liabilities of $9.2 million. For the quarter ended March 31, 2000, there were increased assets including receivables from brokers, dealers and other, net of $8.3 million. These increases were offset by increases in payables to parent and affiliates, net of $7.0 million.

    Cash provided by (used in) investing activities totaled $2.3 million and $(29.5) million for the quarters ended March 31, 2001 and 2000, respectively. For the quarter ended March 31, 2001, CSFBdirect received proceeds of $29.7 million from the sale of short-term investments and invested and advanced $21.6 million in connection with existing interests in several foreign joint ventures. For the quarter ended March 31, 2000, CSFBdirect invested $11.1 million in short-term investments and $13.7 million in connection with its existing 50% interest in a joint venture with a Japanese bank.

    Net cash provided by financing activities for the quarter ended March 31, 2001, totaled $29.0 million received as a capital contribution as reimbursement for rebranding expenses (net of taxes).

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits.

2.1	Agreement and Plan of Merger, dated as of August 30, 2000, among Credit Suisse Group, Diamond Acquisition Corp. and the Registrant, as amended
2.2	Stock Purchase Agreement, dated as of August 30, 2000 among Credit Suisse Group and the AXA entities named therein, as amended
3.1	Amended and Restated Certificate of Incorporation of Registrant
3.2	By-laws of the Registrant
4.1	Certificate of Designation of the Registrant's Fixed/Adjustable Rate Cumulative Preferred Stock, Series A
4.2	Certificate of Designation of the Registrant's Fixed/Adjustable Rate Cumulative Preferred Stock, Series B
4.3	The instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
10.67	Assignment Agreement by and between Credit Suisse First Boston (USA), Inc. (successor in interest to Donaldson, Lufkin & Jenrette, Inc.) and the Chase Manhattan Bank
11.1	Statement re: computation of basic earnings per share.
11.2	Statement re: computation of diluted earnings per share.
12.1	Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends.
(b)
Reports on Form 8-K

1.
Form 8-K dated February 14 2001; Item 5

2.
Form 8-K dated March 19 2001; Item 5

Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT SUISSE FIRST BOSTON (USA), INC.
May 14, 2001	By:	/s/ DAVID C. FISHER David C. Fisher Chief Accounting Officer (On behalf of the Registrant and as Principal Financial Officer)

QuickLinks

Credit Suisse First Boston (USA), Inc. Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001
Condensed Consolidated Statements of Financial Condition
Condensed Consolidated Statements of Income
Condensed Consolidated Statements of Changes in Stockholders' Equity
Condensed Consolidated Statements of Cash Flows
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—CSFB (USA), INC.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—CSFB (USA), INC.
  PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS—CSFB (USA), Inc.
CSFBdirect Condensed Combined Statements of Financial Condition
CSFBdirect Condensed Combined Statements of Operations
CSFBdirect Condensed Combined Statements of Changes in Allocated Equity
CSFBdirect Condensed Combined Statements of Cash Flows
CSFBdirect Notes to Condensed Combined Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CSFB direct
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Signature