Form 10-Q
period 2001-06-30
CREDIT SUISSE FIRST BOSTON USA INC
filed 2001-08-14
CIK 29646

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the six months ended June 30, 2001 Commission File Number: 1-6862

Credit Suisse First Boston (USA), Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-1898818
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
Eleven Madison Avenue	10010
New York, N.Y.	(Zip Code)
(Address of principal executive offices)

(212) 325-2000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/ No / /

    As of August 10, 2001, there were 18,400,000 shares of non-voting common stock of the registrant, $0.10 par value ("CSFBdirect Common Stock"), outstanding. As of August 10, the aggregate market value of the CSFBdirect Common Stock held by non-affiliates of the registrant was approximately $109.7 million. All of the outstanding shares of voting common stock of the registrant, $0.10 par value, are held by Credit Suisse First Boston, Inc.

Credit Suisse First Boston (USA), Inc.

Quarterly Report on Form 10-Q for the Six Months Ended June 30, 2001

			Number Page
PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Credit Suisse First Boston (USA), Inc. Consolidated Financial Statements
		Condensed Consolidated Statements of Financial Condition at June 30, 2001 and December 31, 2000 (Unaudited)	3
		Condensed Consolidated Statements of Income for the three and six months ended June 30, 2001 and 2000 (Unaudited)	5
		Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2001 and the year ended December 31, 2000 (Unaudited)	7
		Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000 (Unaudited)	8
		Notes to Condensed Consolidated Financial Statements (Unaudited)	10
		CSFBdirect Combined Financial Statements
		Condensed Combined Statements of Financial Condition at June 30, 2001 and December 31, 2000 (Unaudited)	38
		Condensed Combined Statements of Operations for the three and six months ended June 30, 2001 and 2000 (Unaudited)	39
		Condensed Combined Statements of Changes in Allocated Equity for the six months ended June 30, 2001 and the year ended December 31, 2000 (Unaudited)	40
		Condensed Combined Statements of Cash Flows for the six months ended June 30, 2001 and 2000 (Unaudited)	41
		Notes to Condensed Combined Financial Statements (Unaudited)	42
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
		Credit Suisse First Boston (USA), Inc. Management's Discussion and Analysis of Financial Condition and Results of Operations	26
		CSFBdirect Management's Discussion and Analysis of Financial Condition and Results of Operations	46
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34
	Item 4.	Submission of Matters to a Vote of Security Holders	35
Part II	OTHER INFORMATION
	Item 1.	Legal Proceedings
		Credit Suisse First Boston (USA), Inc	36
	Item 6.	Exhibits and Reports on Form 8-K	51
	Signature		52

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(Unaudited)
(In thousands, except share and per share data)

	June 30, 2001	December 31, 2000
ASSETS
Cash and cash equivalents	$1,886,515	$2,758,390
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	4,362,966	4,968,705
Collateralized short-term agreements:
Securities purchased under agreements to resell	37,019,938	35,598,793
Securities borrowed	79,459,575	77,304,516
Receivables:
Customers	8,676,504	10,096,211
Brokers, dealers and other	13,506,023	9,206,523
Note receivable from parent	—	3,100,000
Financial instruments owned, at value:
U.S. government and agencies (includes securities pledged as collateral of $24,666,171 and $14,272,177, respectively)	27,750,707	25,052,071
Corporate debt (includes securities pledged as collateral of $11,299,765 and $6,074,305, respectively)	14,258,978	12,701,622
Foreign sovereign debt	63,203	571,029
Mortgage whole loans (includes securities pledged as collateral of $6,753,732 and $4,136,383, respectively)	9,452,508	6,870,172
Equities (includes securities pledged as collateral of $6,996,085 and $9,325,965, respectively)	10,603,665	15,332,579
Commercial paper	1,611,187	236,656
Other	2,813,160	2,994,100
Long-term corporate development investments	936,042	1,031,339
Federal income taxes receivable	77,754	489,790
Net deferred tax asset	1,771,015	1,820,857
Office facilities at cost (net off accumulated depreciation and amortization of $621,445 and $723,365, respectively)	770,593	990,653
Other assets and deferred amounts	3,239,064	1,840,476
Goodwill	294,233	312,770

Total Assets	$218,553,630	$213,277,252

See accompanying notes to condensed consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition (Continued)

(Unaudited)
(In thousands, except share and per share data)

	June 30, 2001	December 31, 2000
LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term borrowings	$11,132,994	$20,818,494
Collateralized short-term financings:
Securities sold under agreements to repurchase	94,804,356	71,063,703
Securities loaned	31,369,541	35,597,774
Payables:
Customers	11,446,426	12,118,763
Brokers, dealers and other	11,745,614	13,578,923
Financial instruments sold not yet purchased, at value:
U.S. government and agencies	22,971,561	21,987,370
Corporate debt	4,390,890	4,115,817
Equities	4,523,929	3,421,407
Other	2,160,506	3,726,345
Obligation to return securities received as collateral	2,025,244	—
Accounts payable and accrued expenses	4,092,084	7,488,068
Other liabilities	2,153,669	1,397,101
Long-term borrowings	8,120,558	11,257,516
Company-obligated mandatorily redeemable trust securities of subsidiary trust holding solely debentures of the Company	200,000	200,000
Stockholders' Equity:
Preferred stock, 50,000,000 shares authorized:
Series A Preferred Stock, at $50.00 per share liquidation preference (4,000,000 shares issued and outstanding)	200,000	200,000
Series B Preferred Stock, at $50.00 per share liquidation preference (3,500,000 shares issued and outstanding)	175,000	175,000
Common Stock, 1,500,000,000 shares authorized:
CSFB (USA) Common Stock ($0.10 par value; 500,000,000 shares authorized; 1,000 shares issued and outstanding)	—	—
CSFBdirect Common Stock ($0.10 par value; 500,000,000 shares authorized; 18,400,000 shares issued and outstanding; 90,752,242 and 84,250,000 notional shares, respectively, in respect of CSFB's retained interest)	1,840	1,840
Paid-in capital	5,625,072	5,072,215
Retained earnings	1,425,959	1,064,413
Accumulated other comprehensive loss	(11,613)	(7,497)

Total stockholders' equity	7,416,258	6,505,971

Total Liabilities and Stockholders' Equity	$218,553,630	$213,277,252

See accompanying notes to condensed consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenues:
Principal transactions-net	$570,269	$226,924	$1,369,801	$729,379
Investment banking and advisory	921,278	726,194	1,842,133	1,375,979
Commissions	345,818	396,680	794,897	844,302
Interest and dividend income (net of interest expense of $3,033,467, $1,904,579, $6,333,887, and $3,478,960, respectively)	282,119	212,799	435,005	415,912
Other	668	28,186	189,589	52,393

Total net revenues	2,120,152	1,590,783	4,631,425	3,417,965

Expenses:
Employee compensation and benefits	1,274,085	911,011	2,614,920	1,988,369
Occupancy and equipment rental	179,660	100,754	339,813	191,409
Brokerage, clearing and exchange fees	70,503	43,892	138,233	84,972
Communications	79,777	42,283	152,424	84,469
Professional fees	90,650	54,703	167,202	103,069
Merger-related costs	144,954	—	288,054	—
Other operating expenses	183,709	180,640	374,745	318,977

Total costs and expenses	2,023,338	1,333,283	4,075,391	2,771,265

Income before provision for income taxes and cumulative effect of a change in accounting principle	96,814	257,500	556,034	646,700

Provision for income taxes	27,785	95,300	184,552	239,300

Income before cumulative effect of a change in accounting principle	69,029	162,200	371,482	407,400
Cumulative effect of a change in accounting principle, net of tax provision of $346	—	—	642	—

Net income	$69,029	$162,200	$372,124	$407,400

Dividends on preferred stock	$5,289	$5,289	$10,578	$10,578

Earnings applicable to common shares	$63,740	$156,911	$361,546	$396,822

See accompanying notes to condensed consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Continued)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Earnings (loss) applicable to common shares:
CSFB (USA):
Income before cumulative effect of a change in accounting principle	$68,982	$158,096	$373,569	$395,570
Cumulative effect of a change in accounting principle, net of tax	$—	$—	$642	$—
Earnings (loss) applicable to common shares	$68,982	$158,096	$374,211	$395,570
CSFBdirect	$(5,242)	$(1,185)	$(12,665)	$1,252
Earnings (loss) per common share:
CSFB (USA)—Basic and Diluted:
Income before cumulative effect of a change in accounting principle	$68,982	$158,096	$373,569	$395,570
Cumulative effect of a change in accounting principle, net of tax	$—	$—	$642	$—

Earnings (loss) per common share	$68,982	$158,096	$374,211	$395,570

CSFBdirect
Basic	$(0.28)	$(0.06)	$(0.69)	$0.07

Diluted	$(0.28)	$(0.06)	$(0.69)	$0.07

Weighted average common shares:
CSFB (USA)
Basic and Diluted	1,000	1,000	1,000	1,000

CSFBdirect
Basic	18,400,000	18,400,000	18,400,000	18,400,000

Diluted	18,400,000	18,400,000	18,400,000	18,401,000

    Subsequent to the acquisition by Credit Suisse Group of 100% of the shares of the Company's voting common stock designated Credit Suisse First Boston (USA), Inc. Common Stock ("CSFB (USA) Common Stock"), existing shares were canceled and the Company issued 1,000 shares of voting common stock to its parent, Credit Suisse First Boston, Inc. All computations of basic and diluted earnings per share have been adjusted retroactively for all periods presented to reflect the change in capital structure. Basic and diluted earnings per share are the same for all periods presented.

See accompanying notes to condensed consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

For the Year Ended December 31, 2000 and the Six Months Ended June 30, 2001
(In thousands, except per share data)

	Preferred Stock	CSFB (USA) Common Stock	CSFBdirect Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balances at December 31, 1999	$375,000	$—	$1,840	$1,322,540	$2,205,818	$2,044	$3,907,242
Net loss	—	—	—	—	(1,075,812)	—	(1,075,812)
Translation adjustment	—	—	—	—	—	(9,541)	(9,541)
Total comprehensive loss							(1,085,353)
Issuance of shares in consideration of transfer of CSFB Corp.	—	—	—	2,537,976	—	—	2,537,976
Dividend of DLJ Asset Management Group to parent	—	—	—	—	(28,473)	—	(28,473)
Dividends:
CSFB (USA) Common Stock ($31,250 per share)	—	—	—	—	(15,965)	—	(15,965)
Preferred stock ($2.82 per share)	—	—	—	—	(21,155)	—	(21,155)
CSG Share Plan Activity	—	—	—	298,648	—	—	298,648
Exercise of stock options	—	—	—	373,140	—	—	373,140
Tax benefit on exercise of stock options	—	—	—	406,447	—	—	406,447
Tender shares to employee trust	—	—	—	122,724	—	—	122,724
Conversion of restricted stock units	—	—	—	10,740	—	—	10,740

Balances at December 31, 2000	375,000	—	1,840	5,072,215	1,064,413	(7,497)	6,505,971
Net income	—	—	—	—	372,124	—	372,124
Translation adjustment	—	—	—	—	—	(2,577)	(2,577)
Change in accounting principle (FAS 133)	—	—	—	—	—	(1,539)	(1,539)
Total comprehensive income							368,008
Capital contribution of CSFB Capital Holdings, Inc.	—	—	—	34,519	—	—	34,519
Dividends:
Preferred stock ($1.41 per share)	—	—	—	—	(10,578)	—	(10,578)
CSG Share Plan Activity	—	—	—	518,338	—	—	518,338

Balances at June 30, 2001	$375,000	$—	$1,840	$5,625,072	$1,425,959	$(11,613)	$7,416,258

See accompanying notes to condensed consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the Six Months Ended June 30, 2001 and 2000

	2001	2000
	(In thousands)
Cash flows from operating activities:
Net income	$372,124	$407,400
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	120,548	65,807
CSG Share Plan activity	477,614	—
Deferred taxes	53,116	52,255
Decrease (increase) in unrealized appreciation of long-term corporate development investments	42,315	(49,095)
Foreign currency translation adjustment	(2,577)	(1,439)
Cumulative effect of a change in accounting principle	(1,539)	—
(Increase) decrease in operating assets:
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	605,739	41,948
Securities purchased under agreements to resell	4,646,901	(3,907,257)
Securities borrowed	(2,155,059)	(4,542,859)
Receivables from customers	1,419,707	(2,071,490)
Receivables from brokers, dealers and other	(4,299,500)	(4,249,502)
Financial instruments owned, at value	(2,795,179)	584,043
Federal income taxes receivable	412,036	—
Other assets and deferred amounts	51,829	(81,933)
Increase (decrease) in operating liabilities:
Securities sold under agreements to repurchase	(4,646,901)	3,907,257
Securities loaned	(4,228,233)	2,609,650
Payables to customers	(672,337)	(313,308)
Payables to brokers, dealers and other	(1,833,309)	4,833,924
Financial instruments sold not yet purchased, at value	795,947	4,991,315
Obligation to return securities received as collateral	2,025,244	—
Accounts payable and accrued expenses	(3,395,984)	(679,808)
Other liabilities	797,292	(184,140)

Net cash (used in) provided by operating activities	$(12,210,206)	$1,412,768

See accompanying notes to condensed consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the Six Months Ended June 30, 2001 and 2000

	2001	2000
	(In thousands)
Cash flows from investing activities:
Net proceeds from (payments for):
Capital contribution of CSFB Capital Holdings, Inc.	$34,519	$—
Purchases of long-term corporate development investments	(109,519)	(552,431)
Sales of long-term corporate development investments	162,501	541,114
Office facilities	119,257	(150,956)
Note receivable from parent	3,100,000	—
Other assets	(1,454,899)	(70,026)

Net cash provided by (used in) investing activities	1,851,859	(232,299)

Cash flows from financing activities:
Net proceeds from (payments for):
Short-term financings	12,634,008	(3,441,797)
Issuance (repayments) of:
Subordinated loan agreements	(4,150,000)	—
Senior notes	63,601	503,021
Senior secured floating rate notes	—	(5,065)
Global floating rate notes	(349,551)	—
Medium-term notes	1,320,533	1,441,914
Structured notes	(25,169)	109,064
Other long-term debt	3,628	511
Cash dividends	(10,578)	(26,540)
Exercise of stock options	—	12,118

Net cash provided by (used in) financing activities	9,486,472	(1,406,774)

Decrease in cash and cash equivalents	(871,875)	(226,305)
Cash and cash equivalents at beginning of period	2,758,390	2,020,543

Cash and cash equivalents at end of period	$1,886,515	$1,794,238

Supplemental schedule of cash flows information:
Supplemental schedule of noncash investing and financing activities:
Capital contribution of CSFB Capital Holdings, Inc.
Fair value of assets contributed	$67,470
Less: liabilities assumed	32,951

Capital contribution of CSFB Capital Holdings, Inc.	$34,519

See accompanying notes to condensed consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 20, 2001

1.  Summary of Significant Accounting Policies

    The condensed consolidated financial statements include Credit Suisse First Boston (USA), Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. The Company is a wholly owned subsidiary of Credit Suisse First Boston, Inc. ("CSFBI") and was acquired on November 3, 2000 (the "Acquisition"). No adjustments of the historical carrying values of the Company's assets and liabilities to reflect the Acquisition by CSG were recorded in the Company's historical financial statements. Similarly, although the Acquisition gave rise to goodwill, none of this goodwill was "pushed down" to the Company, and thus goodwill associated with the Acquisition will not affect the Company's results of operations. In addition, in conjunction with the Acquisition, CSFBI transferred all of the outstanding shares of Credit Suisse First Boston Corporation ("CSFB Corp."), a U.S. registered broker dealer that was a direct wholly owned subsidiary of CSFBI, to the Company in exchange for newly issued shares of the Company (the "Transfer"). For further discussion of the Acquisition and the Transfer, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America but is not required for interim reporting purposes has been condensed or omitted. These condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal, recurring accruals), as well as the accounting change to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which are necessary for a fair presentation of the condensed consolidated statements of financial condition and income for the interim periods presented.

    In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement No. 125" ("SFAS 140"). While the Company adopted SFAS 140 as of December 31, 2000, certain provisions related to determining whether the transferor has relinquished control of assets and, therefore determining if the transfer should be accounted for as a sale were adopted for transactions occurring after March 31, 2001. As a result, the Company was required to recognize securities received as collateral in certain securities lending transactions in the condensed consolidated statement of financial condition as of June 30, 2001. See Note 6.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. The pooling of interest method will no longer be permitted.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill be reviewed for impairment instead of being amortized to earnings. The statement is effective for fiscal years beginning after December 15, 2001. Management is evaluating the impact of adopting SFAS 142. For the six months ended June 30, 2001, the amount of goodwill amortization charged to earnings was $18.5 million.

    The results of operations for interim periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    To prepare condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management must estimate certain amounts that affect the reported assets and liabilities, disclosure of contingent assets and liabilities and reported revenues and expenses. Actual results could differ from those estimates.

    The Company is included in the consolidated federal income tax return and unitary state and local income tax returns filed by CSFBI. CSFBI allocates federal, state and local income taxes to its subsidiaries on a separate return basis.

    Certain reclassifications have been made to prior year condensed consolidated financial statements to conform to the 2001 presentation.

2.  Restructuring Costs and Merger-Related Costs

    As of June 30, 2001, all significant restructuring initiatives contemplated in the Acquisition have been completed. During the six months ended June 30, 2001, restructuring costs of approximately $467 million were paid. The remaining balance of $8 million is included in accounts payable and accrued expenses in the condensed consolidated statement of financial condition as of June 30, 2001. All components of restructuring costs were funded from working capital and do not require any incremental funding source. It is expected that the restructuring plan will be fully executed by December 2001.

    Merger-related costs represent retention awards related to the merger, which are expensed over the vesting period. The vesting period is generally three years. Merger-related costs of $288.1 million are included in the condensed consolidated statement of income for the six months ended June 30, 2001.

    The following is an analysis of the change in the restructuring accrual account for the six months ended June 30, 2001:

	Balance December 31, 2000	Amounts Paid in 2001	Balance June 30, 2001
	(in millions)
Compensation and benefits	$325	$322	$3
Occupancy and related costs	76	72	4
Technology costs	74	73	1

	$475	$467	$8

    In addition, included in other income for the six months ended June 30, 2001 is a gain of approximately $163 million on the assignment of the lease and related sale of leasehold improvements on the Company's former headquarters. In February 2001, an incremental gain related to the lease assignment of $30.4 million was deferred and is being amortized through February 2002.

3.  Issuance of CSFBdirect Common Stock

    CSFBdirect represents a combination of the assets and liabilities of the Company's online discount brokerage and related investment services business, rather than a separately incorporated entity.

CSFBdirect Common Stock tracks the separate performance of these businesses for periods subsequent to the date of the offering ("Tracking Stock"). On May 28, 1999, the Company issued in an initial public offering 18.4 million shares of CSFBdirect Common Stock (formerly known as DLJdirect Common Stock). Prior to issuing the Tracking Stock, the Company's existing common stock was designated as CSFB (USA) Common Stock to reflect the performance of the Company's primary businesses, i.e., Equity, Investment Banking, Fixed Income and Financial Services, plus a retained interest in CSFBdirect. All of the Company's businesses other than those included in CSFBdirect, plus the Company's retained interest in CSFBdirect, are referred to as CSFB (USA). Holders of the Tracking Stock are common stockholders of the Company but have no voting rights, except in certain limited circumstances, and will be subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Earnings applicable to common shares for CSFB (USA) includes a 100% retained interest in CSFBdirect for periods prior to the closing date of the initial public offering of the Tracking Stock, and 82.1% thereafter, except as described below.

    On March 29, 2001, CSFBdirect received a $29.0 million capital contribution as reimbursement for CSFBdirect's rebranding expenses (net of taxes). As a result of this capital contribution CSFB (USA)'s retained interest increased to 83.1% represented by 90.8 million notional shares.

    On July 11, 2001, the Company announced the execution of a definitive merger agreement whereby its parent, CSFBI, will acquire the 18.4 million shares of CSFBdirect common stock owned by the public for $6.00 per share in cash, or a total of approximately $110 million. On July 24, 2001, the Company filed with the Securities and Exchange Commission an offer to purchase for cash all of these outstanding shares. The cash tender offer is expected to close in the third quarter of 2001.

4.  Related Party Transactions

    In the normal course of business, the Company enters into transactions with affiliated companies. Total assets and total liabilities at June 30, 2001 and December 31, 2000 include $8.0 billion and $41.4 billion, and $5.6 billion and $47.7 billion, respectively, resulting from these transactions. Included in these transactions are revenues and expenses resulting from various securities trading, investment banking and financing activities with certain affiliates, as well as fees for administrative services performed by the Company under the terms of a management fee arrangement. Such fees are treated as a reduction of expenses in the consolidated statements of operations.

    From time to time, the Company enters into financing transactions with various CSFB affiliates. Interest paid or received on notes or advances is at market prices.

5.  Income Taxes

    As a result of the Acquisition, the Company is included in a consolidated federal income tax return and combined New York State and New York City income tax returns filed by CSFBI. CSFBI allocates federal, state and city income taxes to its subsidiaries on a separate return basis. Any resulting liability will be paid currently to CSFBI. Any credits for losses will be paid by CSFBI to the extent that such credits are for tax benefits that have been utilized in the consolidated federal or combined state and city income tax return. The amount due to CSFBI based on the allocation of tax expense amounted to $131.8 million for the six months ended June 30, 2001.

    During the six months ended June 30, 2000, income taxes were accrued using the Company's estimated effective tax rate. Federal income taxes paid for the six months ended June 30, 2000 were $244.2 million.

    Management has determined that the realization of the recognized net deferred tax asset of $1.8 billion at June 30, 2001 is more likely than not, based on anticipated future taxable income. In addition, for federal income tax purposes, the Company has planning strategies available, which may enhance its ability to utilize these tax benefits. However, if estimates of future taxable income are reduced, the amount of the deferred tax assets considered realizable could also be reduced. In addition, due to uncertainty concerning the Company's ability to generate the necessary amount and mix of state and local taxable income in future periods, the Company continues to maintain a valuation allowance against its deferred state and local tax asset.

6.  Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

    Effective December 31, 2000, the Company adopted SFAS 140. As of June 30, 2001, the fair market value of assets that the Company has pledged to counterparties was $168.8 billion. The Company has also received similar assets as collateral where it has the right to re-pledge or sell the assets. As of June 30, 2001, the fair market value of the assets received was $156.2 billion. The Company routinely re-pledges or lends these assets to third parties.

    Certain provisions of SFAS 140 were required to be adopted for transactions occurring after March 31, 2001. Effective April 1, 2001, as a result of the Company's adoption of these provisions of SFAS 140, the Company recognized securities received as collateral in the condensed consolidated statement of financial condition (as opposed to cash) in certain securities lending transactions. At June 30, 2001, as a result of these transactions, the Company recorded obligations to return securities pledged as collateral of approximately $2.0 billion in the condensed consolidated statements of financial condition.

    The Company enters into various transactions whereby commercial and residential mortgages are sold to a qualifying trust or special purpose trusts and securitized. Beneficial interests in those trusts are sold to investors. The investors and the securitization trusts have no recourse to the Company's assets for failure of debtors to pay when due. At June 30, 2001 the amount of beneficial interests retained by the Company are not significant. During the six months ended June 30, 2001, the Company sold $202.3 million in residential mortgages receivable in securitization transactions. Net losses recognized on these transactions were $0.7 million for the six months ended June 30, 2001.

7.  Borrowings

    Short-term borrowings are generally demand obligations with interest approximating the Federal funds rate. Such borrowings are generally used to facilitate the securities settlement process, to finance securities inventories, and to finance securities purchased by customers on margin. At June 30, 2001 and December 31, 2000, there were no borrowings secured by Company-owned securities.

    The Company has two commercial paper programs totaling $7.0 billion, which are exempt from registration under the Securities Act of 1933. At June 30, 2001, $2.2 billion of commercial paper was outstanding under these programs.

    Long-term borrowings:

	June 30, 2001	December 31, 2000
	(In thousands)
Senior notes 5.875%-8.00%, due various dates through 2008	$2,608,055	$2,544,454
Medium-term notes 0.62%-7.49%, due various dates through 2016	5,194,044	3,873,511
Global floating rate notes due 2002	—	349,551
Structured borrowings 6.91%-7.41%, due various dates through 2007	292,364	317,533

Other	26,095	22,467

Subtotal long-term borrowings	$8,120,558	$7,107,516
Subordinated Loan Agreements with CSFBI:
Revolving Subordinated Loan Agreements due 2003-2008	—	2,650,000
Equity Subordination Agreements due 2005-2008	—	1,500,000

Subtotal subordinated loan agreements with CSFBI	—	4,150,000

Total long-term borrowings	$8,120,558	$11,257,516

Current maturities of long-term borrowings	$2,148,931	$1,485,217

    In May 2001, the Company replaced its $2.8 billion credit facility with a $3.5 billion revolving credit facility available to the Company and CSFBI as borrowers. At June 30, 2001, no borrowings were outstanding under this facility.

    In November 2000, CSFBI obtained a $3.1 billion loan from the Company that had an original maturity date of November 1, 2001 and bore interest at a market rate based on LIBOR. On April 25, 2001, CSFBI, in a series of transactions, repaid the $3.1 billion loan from the Company, including accrued interest, and the Company's $4.2 billion subordinated loan agreements with CSFBI referred to above were repaid by the Company in full, including accrued interest.

    For the six months ended June 30, 2001 and 2000, interest paid on all borrowings and financing arrangements was $6.4 billion and $3.4 billion, respectively. At June 30, 2001, the Company had entered into interest rate and currency swaps on $3.5 billion of its senior and medium-term notes.

    During the quarter ended June 30, 2001 the Company issued $2.3 billion of medium-term notes off its existing $3.1 billion shelf. On June 29, 2001, the Company filed a new shelf registration statement with the Securities and Exchange Commission, which enables the Company to issue up to $5 billion of senior and subordinated debt securities, preferred stock and warrants to purchase debt securities, preferred stock or other equity securities. On July 27, the Company issued $2.25 billion 5 7/8% senior notes due 2006 off this effective shelf registration statement.

    In July 2001, the Company established a Euro Medium-Term Note program, which enables it to issue up to $5 billion of notes. This program replaces the $1.0 billion Euro Medium-Term Note program established in April 2000.

8.  Long-term Corporate Development Investments

    Long-term corporate development investments represent the Company's involvement in primarily private debt and equity investments. These investments generally have no readily available market or may be otherwise restricted as to resale under the Securities Act of 1933 and are carried at estimated fair value. The cost of these investments was $0.9 billion and $1.0 billion at June 30, 2001 and December 31, 2000, respectively. In the first six months of 2001 and 2000, net unrealized appreciation of long-term corporate development investments decreased $42.3 million and increased $49.1 million, respectively. Changes in net unrealized (depreciation) appreciation arising from changes in fair value or upon realization are reflected in principal transactions-net in the condensed consolidated statements of income.

9.  Net Capital

    The Company's principal wholly owned subsidiaries, Donaldson, Lufkin & Jenrette Securities Corp. ("DLJSC") and CSFB Corp., are registered broker-dealers, registered futures commission merchants and member firms of The New York Stock Exchange, Inc. (the "NYSE"). As such, they are subject to NYSE's net capital rule, which conforms to the Uniform Net Capital Rule pursuant to Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the alternative method permitted by this rule, the required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds, whichever is greater. If a member firm's capital is less than four percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm's net capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. At June 30, 2001, DLJSC's and CSFB Corp.'s net capital of approximately $1.3 billion and $2.7 billion, respectively, was 17.1 percent and 99.2 percent, respectively, of aggregate debit balances and in excess of the minimum requirement by approximately $1.2 billion and $2.6 billion, respectively.

    The Company's London-based broker-dealer subsidiaries are subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the U.K. Financial Services Act of 1986. Other U.S. and foreign broker-dealer subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At June 30, 2001, the Company and its broker-dealer subsidiaries complied with all applicable regulatory capital adequacy requirements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

June 20, 2001

10. Accounting for Derivative Instruments and Hedging Activities

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133 which was amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133—an amendment of FASB Statement No. 133" ("SFAS 137") and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138").

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

    The recognition of the changes in fair value in a derivative instrument depends upon the intended use and designation of the derivative instrument. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows or a net investment in a foreign subsidiary. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in current earnings together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially in other comprehensive income (a component of equity) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in current earnings.

    The Company enters into derivative transactions primarily for trading purposes, or to provide products for its clients. The Company also uses derivative instruments to manage exposures to interest rate and foreign currency risks by modifying the characteristics of periodic interest payments and foreign currency exposure associated with some of its long-term debt obligations. As of June 30, 2001, the Company only has fair value hedges of fixed rate debt for which derivatives hedge the fair value of the debt.

    These derivatives or other derivatives that do not qualify as hedges under the new rules are also carried at fair value with changes in value included in other revenues in the condensed consolidated statements of income. For the six months ended June 30, 2001, the Company recognized an after-tax gain of $3.4 million for such non-trading derivatives.

    The effectiveness of hedging relationships is evaluated using quantitative measures of correlation. If a hedge relationship is not found to be highly effective, it no longer qualifies as a hedge and any excess gains or losses attributable to the hedged item, as well as subsequent changes in the fair value of the derivative, are recognized in other revenues. For the six months ended June 30, 2001, the amount of hedge ineffectiveness that reduced other revenues was $1.7 million, net of tax. There were no gains or losses on derivatives that were excluded from the assessment of effectiveness during the six months ended June 30, 2001.

    The cumulative effect of adopting SFAS 133 at January 1, 2001, representing the initial revaluation of derivatives and other items as described above, was an after-tax gain of $0.6 million reported in the condensed consolidated statements of income separately as "cumulative effect of change in accounting principle" and an after-tax loss of $1.6 million included in other comprehensive income. The Company estimates that $0.4 million of net derivative losses included in other comprehensive income will be reclassified into other revenues within the next twelve months.

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

Quantitative Disclosures for All Trading Derivatives

    The fair values of trading derivatives outstanding at June 30, 2001 and December 31, 2000 are as follows:

	June 30, 2001		December 31, 2000
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Options	$703.6	$1,002.4	$1,143.0	$2,122.7
Forward contracts	$742.7	$650.8	$727.4	$719.2
Futures contracts	$33.9	$48.1	$180.0	$15.5
Swaps	$251.5	$293.2	$943.7	$868.1

    These amounts are included in financial instruments owned/sold not yet purchased in the condensed consolidated statements of financial condition.

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

    The numerators and denominators of the basic and diluted earnings per common share computations include the following items:

	Three Months Ended				Six Months Ended
	June 30, 2001		June 30, 2000		June 30, 2001		June 30, 2000
	Income	Shares	Income	Shares	Income	Shares	Income	Shares
	(in thousands, except share data)
CSFB (USA) Common Stock
Basic Earnings applicable to Common Shares	$68,982	1,000	$158,096	1,000	$374,211	1,000	$395,570	1,000
Effect of Dilutive Securities:
Stock options	—	—	—	—	—	—	—	—

Diluted Earnings applicable to Common Shares	$68,982	1,000	158,096	1,000	$374,211	1,000	$395,570	1,000

CSFBdirect Common Stock
Basic Earnings (Loss) applicable to Common Shares:
Basic and Diluted	(5,242)	18,400,000	(1,185)	18,400,000	$(12,665)	18,400,000	$1,252	18,400,000
Effect of Dilutive Securities:
Stock options	—	—	—	—	—	—	—	1,000

Diluted Earnings (Loss) applicable to Common Shares	$(5,242)	18,400,000	(1,185)	18,400,000	$(12,665)	18,400,000	$1,252	18,401,000

14. Leases, Commitments and Contingent Liabilities

    In February 2001, the Company assigned its interest in substantially all leases and sold the related leasehold improvements of its former headquarters and recorded approximately $163 million in other income for the six months ended June 30, 2001 in the accompanying condensed consolidated statements of income.

    In the normal course of business, the Company enters into firm underwriting commitments, which represent the Company's future obligation to issue and sell securities for or on behalf of a customer. The Company had approximately $2.9 billion and $1.8 billion in outstanding firm underwriting commitments at June 30, 2001, and December 31, 2000, respectively.

    The Company was contingently liable for letters of credit aggregating approximately $0.9 billion and $1.0 billion at June 30, 2001 and December 31, 2000, respectively, which satisfy various collateral requirements.

    The Company enters into commitments to extend credit to non-investment grade borrowers in connection with the origination and syndication of senior bank debt. Unfunded senior bank loan commitments outstanding were $126.1 million and $334.7 million at June 30, 2001 and December 31, 2000, respectively.

    The Company had commitments to invest on a side-by-side basis with merchant banking partnerships of approximately $2.4 billion and $1.6 billion at June 30, 2001 and December 31, 2000, respectively.

15. Industry Segment and Geographic Data

    The Company operates and manages its businesses through four operating segments: Equity, Investment Banking ("IBD"), Fixed Income ("FID") and Financial Services.

    Such segments are managed separately based on types of products and services offered and their related client bases. The Company evaluates the performance of its segments based primarily on income before income taxes and cumulative effect of a change in accounting principle.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2001

    In conjunction with the Acquisition, the Company changed its method of allocation of underwriting revenues and related expenses to operating segments to conform to the CSFB methodology. Accordingly, segment data has been restated to conform to the current method of managing its business. The change in allocation did not have an effect on the Company's consolidated results.

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

	Equity	IBD	FID	Financial Services	Elimination & Other	Total
	(in millions)
For the Quarters Ended:
June 30, 2001
Net revenues from external sources	$632.5	$450.0	$394.3	$270.9	$90.4	$1,838.1
Net intersegment revenues	—	—	—	25.3	(25.3)	—
Net interest and dividend revenue	(44.5)	(6.1)	282.4	88.8	(38.5)	282.1
Income (loss) before provision for income taxes and cumulative effect of a change in accounting principle	$176.3	$(316.0)	$260.5	$(9.0)	$(15.0)	$96.8
June 30, 2000
Net revenues from external sources	$327.6	$457.3	$119.9	$368.9	$104.3	$1,378.0
Net intersegment revenues	(1.2)	—	(0.1)	42.2	(40.9)	—
Net interest and dividend revenue	22.4	(7.5)	42.3	114.9	40.7	212.8
Income (loss) before income taxes	$33.4	$102.5	$31.7	$101.1	$(11.2)	$257.5
	Equity	IBD	FID	Financial Services	Elimination & Other	Total
			(in millions)
For the Six Months Ended:
June 30, 2001
Net revenues from external sources	$1,410.3	$971.7	$901.9	$606.9	$305.6	$4,196.4
Net intersegment revenues	—	—	—	56.5	(56.5)	—
Net interest and dividend revenue	(147.3)	(29.5)	441.1	172.8	(2.1)	435.0
Income (loss) before income taxes and cumulative effect of a change in accounting principle	$381.9	$(301.6)	$539.6	$(6.3)	$(57.6)	$556.0

June 30, 2000
Net revenues from external sources	$751.1	$996.7	$313.3	$838.4	$102.6	$3,002.1
Net intersegment revenues	(3.1)	—	—	87.4	(84.3)	—
Net interest and dividend revenue	31.8	(10.5)	90.3	231.4	72.9	415.9
Income (loss) before income taxes	$109.3	$257.9	$113.9	$262.3	$(96.7)	$646.7

    The following is a reconciliation of the Company's reported revenues and income before provision for income taxes and cumulative effect of change in accounting principle to the Company's consolidated totals:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2001	2000	2001	2000
Revenues:
Total net revenues for reported segments	$2,093.6	$1,486.7	$4,384.4	$3,326.8
All other revenues	51.9	145.0	303.5	175.5
Consolidation/elimination(1)	(25.3)	(40.9)	(56.5)	(84.3)

Total consolidated net revenues	$2,120.2	$1,590.8	$4,631.4	$3,418.0

Income before provision for income taxes:
Total income for reported segments	$111.8	$268.7	$613.6	$743.4
All other income (loss)	10.3	29.7	(1.1)	(12.4)
Consolidation/elimination(1)	(25.3)	(40.9)	(56.5)	(84.3)

Total income before provision for income taxes and cumulative effect of change in accounting principle	$96.8	$257.5	$556.0	$646.7

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

16. Legal Proceedings

    Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, Quarterly Report on Form 10-Q for the three months ended March 31, 2001, or Current Reports on Form 8-Ks previously filed in 2001. The following is an update of such proceedings:

    On May 30, 2001, DLJ Capital Funding moved to dismiss the amended complaint filed on May 1, 2001 in the bankruptcy court adversary proceeding by holders of the secured notes issued by AmeriServe Food Distribution, Inc. ("AmeriServe"). Resolution of that motion is pending.

    In the action filed by GSC Recovery, Inc. in New Jersey State Court arising out of alleged misrepresentations and omissions relating to GSC's purchases of certain unsecured AmeriServe notes issued on or about October 1, 1999, the Court granted in part, and denied in part, the motion to dismiss filed on March 6, 2001 by the DLJ entities named as defendants. The plaintiffs have moved the Court to reconsider its decision and resolution of that motion is pending.

    A trial date has been set for October 1, 2001, in the action filed by Morgens Waterfall Holdings, LLC ("Morgens") in the U.S. District Court for the Southern District of New York arising out of Morgens' purchases of the secured AmeriServe notes issued on or about October 1, 1999.

    On May 23, 2001, the DLJ defendants were served with the complaint in the action filed by Conseco Capital Management, Inc. and certain affiliated entities in the U.S. District Court for the Southern District of New York arising out of alleged misrepresentations and omissions relating to Conseco's purchases of the secured AmeriServe notes issued on or about October 1, 1999.

    On June 14, 2001, briefing was completed on the defendant DLJ entities' motion to dismiss the amended consolidated complaint filed by plaintiffs in the consolidated action captioned In re Independent Energy Holdings PLC Securities Litigation pending in the U.S. District Court for the Southern District of New York. On July 26, 2001, the Court rendered a decision granting in part, and denying in part, the DLJ entities' motion. The Court held that plaintiffs' amended consolidated complaint states a claim against DLJSC and DLJ International, Ltd. under the Securities Act of 1933 and against DLJSC under the Exchange Act of 1934 and also states a control person liability claim against DLJ under the Securities Act.

    On or about March 30, 2001, the putative class actions initially filed in September 2000 in the Delaware Court of Chancery by the public shareholders of CSFBdirect common stock were consolidated and captioned In re CSFBdirect Tracking Stock Shareholders Litigation. Plaintiffs simultaneously filed a second consolidated amended complaint asserting their original claims and adding claims that alleged that the proposed offer by the Company, announced on March 26, 2001, to purchase all the publicly owned common stock of CSFBdirect at a price of $4 per share was unfair. Subsequent to the Company's proposed offer to acquire all of the publicly owned CSFBdirect common stock for $4 per share, an additional ten putative class actions were filed in the Delaware Chancery Court alleging that the Company's proposed offer was unfair. Those actions were then consolidated with the In re CSFBdirect Tracking Stock Shareholders Litigation. On July 10, 2001, the parties to the consolidated cases entered into a Memorandum of Understanding that provides for the settlement, pending court approval, of those cases with no admission of liability by defendants.

    On April 19, 2001, the U.S. District Court for the Southern District of New York heard oral argument on the defendants' motion to dismiss the putative class action filed in September 2000 that alleges, among other things, that certain statements in the 1999 prospectus issued in connection with the Initial Public Offering of DLJdirect shares were false and misleading in their description of the rights attributable to the DLJdirectshares; that the tender offer materials disseminated in connection with Credit Suisse Group's acquisition of DLJ (the "CSG Transaction") were false and misleading in allegedly failing to describe certain rights to the DLJdirect shares in connection with the CSG Transaction, among other things; and that these alleged misstatements constitute violations of the federal securities laws. The Court has reserved decision on the motion.

    DLJSC entered into an agreement, dated May 21, 2001, to settle the six separate actions brought against DLJSC between September 1995 and October 1998 by institutional investors who invested in three hedge funds managed by David Askin (the "Funds"). DLJSC entered into an agreement, dated May 18, 2001, to settle the action brought against DLJSC in August 1997 by the Funds' "Litigation Advisory Board" that arose out of the Funds' bankruptcy, and, on June 11, 2001, the United States District Court approved that settlement. DLJSC has funded these settlements; releases have been obtained from the plaintiffs; and these actions have been dismissed pursuant to stipulations of dismissal filed with the Court.

    On July 6, 2001, the plaintiffs in Western Pacific, CHS Electronics and MDCM Holdings, three purported class actions filed against various underwriters of initial public offering securities, including CSFB Corp. and DLJSC, that allege the defendants conspired to fix the "fee" paid for underwriting initial public offering securities in violation of the federal antitrust laws, as well as the plaintiff in a fourth action brought by a purported issuer, EqualNet Communications Corp. v. Goldman Sachs Group, Inc., et al., No. 01-Civ.-2231, filed a consolidated complaint under the caption In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation, No. 00-Civ.-7804.

    CSFB Corp. has been named as a defendant in two putative class actions asserting claims arising under state law with respect to alleged misconduct in connection with initial public offerings. First, CSFB Corp. has been sued by a putative class of issuers in initial public offerings in which CSFB Corp. acted as lead manager on the grounds that CSFB Corp. accepted excessive brokerage commissions in exchange for allocations in initial public offerings, required investors to give CSFB Corp. a share of initial public offering profits, and used initial public offering allocations to obtain additional investment banking business, all in breach of the underwriting agreement. Second, CSFB Corp., together with another investment bank, has also been named as a defendant in an action brought by a putative class consisting of CSFB Corp. retail customers that purchased shares in Covad Communications. CSFB Corp. is alleged to have violated a fiduciary duty to its retail customers by issuing favorable analyst reports in an effort to obtain investment banking business from Covad, including secondary offerings. CSFB Corp. intends to defend itself vigorously against all of the claims asserted in these matters.

    On August 2, 2001, CSFB Corp. and five other investment banks were named as defendants in a putative class action filed with the U.S. District Court for the Southern District of New York, alleging violations of the federal securities laws resulting from the issuance by defendants' research analysts of research reports on certain internet and technology company stocks, which reports included "buy" recommendations that increased or sustained the trading price of the stocks, and that such reports were materially misleading because they did not disclose alleged financial interests of the analyst or the defendant investment banks in the subject internet or technology company. CSFB Corp. has not yet been served with the complaint in this action. CSFB Corp. intends to defend itself vigorously against all of the claims asserted in the complaint.

    We intend to defend vigorously against all of the claims asserted in these matters.

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

17. Subsequent Event

    On August 1, 2001, the Company provided notice to holders of DLJ Capital Trust I preferred trust securities, of the full redemption of $200 million 8.42% redeemable preferred trust securities, effective August 31, 2001, at a redemption price of $25 per preferred security, plus accrued and unpaid distributions to the redemption date.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

    We are a global integrated investment bank serving institutional, corporate, government and individual clients. On November 3, 2000, Credit Suisse Group acquired DLJ, which we call the Acquisition. For a complete description of the Acquisition, we refer you to our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

    We have made in this Quarterly Report on Form 10-Q for the three months ended June 30, 2001, and from time to time may otherwise make in our public filings, press releases and discussions with our management, "forward-looking statements", within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, concerning our operations, economic performance and financial condition, as well as our strategic objectives, including, without limitation, global expansion. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. Such forward-looking statements are subject to various risks and uncertainties, and we claim the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those currently anticipated because of a number of factors in addition to those discussed elsewhere herein and in our other public filings, press releases and discussions with our management, including:

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

    Market and economic conditions continued to be difficult in the second quarter of 2001. The slowdown in global economic growth in the second half of 2000 accelerated during the first half of 2001. Volatile equity markets characterized market and economic conditions in the first half of 2001. The economic slowdown in the United States has led to market uncertainty, a general decline in all of the major stock indices from the higher levels in 2000, and a decline in merger and acquisition activity and capital market transactions in virtually all sectors. The new issue market has been severely affected, especially in the technology area. As a consequence, our results for the second quarter of 2001 have been adversely affected. Positive fixed income results have been more than offset by the difficult operating environment which has adversely impacted most of our other businesses, particularly mergers and acquisitions, equity capital markets and financial services.

RECENT DEVELOPMENTS

    On August 1, 2001, the Company provided notice to holders of DLJ Capital Trust I preferred trust securities, of the full redemption of $200 million 8.42% redeemable preferred trust securities, effective August 31, 2001, at a redemption price of $25 per preferred security, plus accrued and unpaid distributions to the redemption date.

    On July 12, 2001, John J. Mack became the Chief Executive Officer of Credit Suisse First Boston, or CSFB, the business unit of which we are a part, Chairman of the Executive Board of CSFB and Vice Chairman of the Executive Board of our ultimate parent, Credit Suisse Group. Mr. Mack has also been elected as one of our Directors and a member of the Operating Committee of our Board of Directors, and as our President and Chief Executive Officer. Mr. Mack succeeds Allen D. Wheat, our former Director, President and Chief Executive Officer, who resigned effective July 12, 2001. Credit Suisse Group also announced on July 12, 2001 a realignment of certain of its operations effective January 1, 2002. Under this realignment, the asset management business of Credit Suisse Group, which is not a part of our operations, will be combined under the leadership of Mr. Mack. Prior to joining Credit Suisse Group, CSFB and us, Mr. Mack served as President and Chief Operating Officer of Morgan Stanley Dean Witter & Co. until March 2001. In addition, effective August 1, 2001, Stephen R. Volk became a Vice Chairman and member of the Executive Board of CSFB, was elected to the Board of Directors of CSFB and was elected as one of our Directors and, effective August 6, 2001, was elected as a Managing Director and member of the Operating Committee of the Board of Directors of the Company. Prior to joining CSFB, Mr. Volk was the managing partner at the law firm of Shearman & Sterling for the past 11 years.

    On July 11, 2001, we announced the execution of a definitive merger agreement whereby our direct parent, Credit Suisse First Boston, Inc. or CSFBI, will acquire the 18,400,000 shares of CSFBdirect common stock owned by the public for $6.00 per share in cash, or a total of approximately $110 million. On July 24, 2001, we filed with the Securities and Exchange Commission, or the SEC, an offer to purchase for cash all of these outstanding shares. The cash tender offer is expected to close in the third quarter of 2001.

    In July 2001, we established a Euro-Medium-Term Note program, which enables us to issue up to $5 billion of medium-term notes. This program replaces the $1.0 billion Euro Medium-Term Note program established in April 2000.

    In June 2001, we filed a shelf registration statement with the SEC, which enables us to issue up to $5.0 billion of senior and subordinated debt securities, preferred stock and warrants to purchase debt securities, preferred stock or other equity securities. On July 27, 2001, we issued $2.25 billion 5 7/8% senior notes due 2006 off this effective shelf registration statement.

RESULTS OF OPERATIONS

    We are part of the CSFB business unit of Credit Suisse Group, but our results do not reflect the overall performance of CSFB or Credit Suisse Group.

    The transfer of Credit Suisse First Boston Corporation, or CSFB Corp., Credit Suisse Group's principal U.S. registered broker-dealer subsidiary, to us by our direct parent, Credit Suisse First Boston, Inc., or CSFBI, in November 2000 had a significant effect on our statement of financial condition and results of operations. As a result, inclusion of results of CSFB Corp. for the six months ended June 30, 2001 increased virtually all revenue, expense and statement of financial condition line items. Because of the inclusion of CSFB Corp. from November 3, 2000 through December 31, 2000, and for the six months ended June 30, 2001, our financial statements may not be fully comparable with prior periods. For example, due to the size of the Acquisition, the volume of our activity for the three and six months ended June 30, 2001 has been significantly greater than for the comparable periods in the prior year despite adverse market conditions. For more information on the transfer of CSFB Corp. to us, we refer you to our Annual Report on Form 10-K for the year ended December 31, 2000.

    We refer you to note 2 of notes to the condensed consolidated financial statements for a discussion of restructuring and merger-related costs.

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

    For the three months ended June 30, 2001, total net revenues increased $529.4 million, or 33.3% to $2.1 billion. During the second quarter of 2001, revenues increased primarily as a result of increases in investment banking and advisory, trading gains and interest and dividend income as a result of the inclusion of CSFB Corp. These increases were offset in part by a decrease in other income. In conjunction with the Acquisition, we changed our method of allocation of underwriting revenues and related expenses to operating segments to conform to the CSFB methodology. Accordingly, segment data has been restated to conform to the current method of managing our business. Equity Division net revenues from external sources increased $304.9 million or 93.1% to $632.5 million, primarily as a result of increased trading revenues and the inclusion of CSFB Corp. Investment Banking Division net revenues from external sources decreased $7.3 million or 1.6% to $450.0 million, primarily due to a decline in underwriting and merger and acquisition fees offset in part by the inclusion of CSFB Corp. Fixed Income Division net revenues from external sources increased $274.4 million or 228.9% to $394.3 million, principally as a result of increased trading gains in the high-yield, government bond and real estate products areas. Financial Services Division net revenues from external sources decreased $98.0 million or 26.6% to $270.9 million, primarily as a result of decreased commission revenues in our correspondent and online brokerage businesses, and the transfer of the asset management business to Credit Suisse Asset Management in November 2000. For more information on segment data, we refer you to note 15 of notes to the condensed consolidated financial statements.

    Principal transactions-net, increased $343 million or 151.3% to $570.3 million, primarily as a result of gains in the Fixed Income Division, particularly in high-yield bonds and mortgage and other real estate products, and decreases in interest rates. These increases were offset by losses on our private equity investments due to unfavorable market conditions.

    Investment banking and advisory revenues increased $195.1 million or 26.9% to $921.3 million as a result of the inclusion of CSFB Corp. revenues and increased underwriting revenue and fees from debt capital market transactions. These increases more than offset decreased fees in investment banking. The transfer of the asset management business to Credit Suisse Asset Management in November 2000 partially offset these increases.

    Commission revenues decreased $50.9 million or 12.8% to $345.8 million, primarily as a result of a decline in daily trading volume in our online and correspondent brokerage business.

    Interest and dividend income, net of interest expense, increased $69.3 million or 32.6% to $282.1 million. The increase was primarily attributable to the inclusion of CSFB Corp., offset in part by reduced interest rates on lower customer balances in the online and correspondent brokerage businesses.

    Total costs and expenses for the three months ended June 30, 2001 increased approximately $690.1 million or 51.8% to $2.0 billion, primarily due to merger-related costs and the inclusion of CSFB Corp.

    Employee compensation and benefits increased $363.1million or 39.9% to $1.3 billion. The increase was primarily attributable to increased headcount due to the inclusion of CSFB Corp. As is normal in our industry, a significant portion of compensation expense is a bonus amount awarded at or shortly after year-end. Bonuses are based upon a number of factors including the profitability of each business segment and market conditions. From time to time to attract new employees or to retain existing employees in a competitive environment, we guarantee certain minimum compensation levels. For these reasons and as a result of the Acquisition, we provided greater bonus guarantees for 2001 than in prior fiscal years. Consistent with industry practice, certain of these guarantees are multi-year and extend into fiscal years beyond 2001.

    Occupancy and equipment rental increased $78.9 million to $179.7 million; communications expense increased by $37.5 million to $79.8 million; brokerage, clearing, exchange fees and other expenses increased $26.6 million to $70.5 million; and professional fees increased $36.0 million to $90.7 million, in each case principally due to the inclusion of CSFB Corp. Merger and other related costs of $145.0 million reflect the accrual of the retention awards related to the merger. Other operating expenses increased $3.1 million to $183.7 million.

    Equity Division pre-tax income increased $142.9 million to $176.3 million, primarily due to the inclusion of CSFB Corp. Investment Banking Division pre-tax income decreased $418.5 million to a loss of $316.0 million, primarily as a result of decreased underwriting revenues and fees related to mergers and acquisitions activity. Fixed Income Division pre-tax income increased $228.8 million to $260.5 million, primarily as a result of increased trading gains in high-yield, government bonds and mortgage and other real estate products. Financial Services Division pre-tax income decreased $110.1 million to a loss of $9.0 million, primarily as a result of decreased commissions, underwritings and interest related to our correspondent and online brokerage businesses, and the transfer of the asset management business to Credit Suisse Asset Management.

    Our income tax provision for the second quarter of 2001 and 2000 was $27.8 million and $95.3 million, a 28.7% and 37.0% effective tax rate, respectively.

    Net income for the second quarter 2001 was $69.0 million compared with net income of $162.2 million in the second quarter of 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

    For the six months ended June 30, 2001, total net revenues increased $1.2 billion, or 35.5% to $4.6 billion. During the first half of 2001, revenues increased primarily as a result of increases in investment banking and advisory, trading gains and other, primarily due to the inclusion of CSFB Corp. Included in other income is a pre-tax gain of approximately $163 million from the assignment of the lease and sale of leasehold improvements of our former headquarters at 277 Park Avenue. These increases were offset in part by a decrease in commission income. Equity Division net revenues from external sources increased $659.2 million or 87.8% to $1,410.3 million primarily as a result of increased trading revenues and the inclusion of CSFB Corp. Investment Banking Division net revenues from external sources decreased $25.0 million or 2.5% to $971.7 million primarily due to the decline in underwritings and merger and acquisition fees offset in part by the inclusion of CSFB Corp. Fixed

Income Division net revenues from external sources increased $588.6 million or 187.9% to $901.9 million, principally as a result of increased trading gains in high-yield government bond and real estate securitizations. Financial Services Division net revenues from external sources decreased $231.5 million or 27.6% to $606.9 million primarily as a result of decreased commission revenues in our correspondent and online brokerage businesses, and the transfer of the asset management business to Credit Suisse Asset Management in November 2000.

    Principal transactions-net, increased $640.4 million or 87.8% to $1.4 billion primarily as a result of gains in the Fixed Income Division, particularly in high-yield bonds and mortgage and other real estate products, and decreases in interest rates. These increases were offset by losses on our private equity investments due to unfavorable market conditions.

    Investment banking and advisory revenues increased $466.2 million or 33.9% to $1.8 billion as a result of the inclusion of CSFB Corp. revenues, particularly merger and acquisition fees, and fees for a variety of portfolio advisory and technology services in our correspondent and online brokerage businesses. The transfer of the asset management business to Credit Suisse Asset Management in November 2000 and the contraction in the U.S. new issues market partially offset these increases.

    Commission revenues decreased $49.4 million or 5.8% to $794.9 million as a result of decreases in commissions in our online and correspondent brokerage operations due to unfavorable market conditions. These decreases were substantially offset by the inclusion of CSFB Corp.

    Interest and dividend income, net of interest expense, increased $19.1 million or 4.6% to $435.0 million. The increase was primarily attributable to the inclusion of CSFB Corp.

    Other income increased $137.2 million to $189.6 million primarily as a result of a pre-tax gain of approximately $163 million on the assignment of the lease and sale of related leasehold improvements on our former headquarters.

    Total costs and expenses for the six months ended June 30, 2001 increased approximately $1.3 billion or 47.1% to $4.1 billion, primarily due to merger related costs and the inclusion of CSFB Corp.

    Employee compensation and benefits increased $626.6 million or 31.5% to $2.6 billion. The increase was primarily attributable to increased headcount due to the inclusion of CSFB Corp. As is normal in our industry, a significant portion of compensation expense is a bonus amount awarded at or shortly after year-end. Bonuses are based upon a number of factors including the profitability of each business segment and market conditions. From time to time to attract new employees or to retain existing employees in a competitive environment, we guarantee certain minimum compensation levels. For these reasons and as a result of the Acquisition, we provided greater bonus guarantees for 2001 than in prior fiscal years. Consistent with industry practice, certain of these guarantees are multi-year and extend into fiscal years beyond 2001.

    Occupancy and equipment rental increased $148.4 million to $339.8 million; communications expense increased by $68.0 million to $152.4 million; brokerage, clearing, exchange fees and other expenses increased $53.3 million to $138.2 million; and professional fees increased $64.1 million to $167.2 million, in each case primarily due to the inclusion of CSFB Corp. Merger and other related costs of $288.1 million reflect the accrual of the retention awards related to the merger. All other operating expenses increased $55.8 million to $374.7 million, which resulted principally from rebranding costs related to the CSFBdirect name change as well as the inclusion of CSFB Corp.

    Equity Division pre-tax income increased $272.6 million to $381.9 million principally due to the inclusion of CSFB Corp. Investment Banking Division pre-tax income decreased $559.5 million to a loss of $301.6 million principally as a result of decreased underwritings and fees related to mergers and acquisitions activity. Fixed Income Division pre-tax income increased $425.7 million to $539.6 million principally as a result of increased trading gains in high yield, government bonds and mortgage and real estate products. Financial Services Division pre-tax income decreased $268.6 million to a loss of $6.3 million, principally as a result of decreased commissions and underwritings related to its correspondent and online brokerage businesses, and the transfer of the asset management business to Credit Suisse Asset Management.

    Our income tax provision for the first half of 2001 and first half of 2000 was $184.6 million and $239.3 million, a 33.2% and 37.0% effective tax rate, respectively.

    Net income for the first half of 2001 was $372.1 million compared with net income of $407.4 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Our assets are highly liquid with the majority consisting of securities inventories and collateralized receivables, each of which fluctuate depending on the levels of proprietary trading and customer business. Such collateralized receivables consist primarily of resale agreements and securities borrowed both of which are secured by U.S. government and agency securities, and marketable corporate debt and equity securities. In addition, we have significant receivables from customers, brokers and dealers that turn over frequently. To meet client needs as a securities dealer, we may carry significant levels of trading inventories. Because of changes relating to customer needs, economic and market conditions and proprietary trading strategies, our total assets or the individual components of total assets may vary significantly from period to period. At June 30, 2001 and December 31, 2000, our total assets were $218.6 billion and $213.3 billion, respectively.

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

    In May 2001, we replaced our $2.8 billion credit facility with a $3.5 billion revolving credit facility available to us and CSFBI as borrowers. There were no borrowings outstanding under this facility at June 30, 2001.

    During the quarter ended June 30, 2001 we issued $2.3 billion of medium-term notes off our existing $3.1 billion shelf. In June 2001, we filed a new shelf registration statement with the Securities and Exchange Commission, or the SEC, which enables us to issue up to $5.0 billion of senior and subordinated debt securities, preferred stock and warrants to purchase debt securities, preferred stock or other equity securities. On July 27, 2001, we issued $2.25 billion 5 7/8% senior notes due 2006 off this effective shelf registration statement.

    In July 2001, we established a Euro Medium-Term Note program, which enables us to issue up to $5 billion of medium-term notes. This program replaces the $1.0 billion Euro Medium-Term Note program established in April 2000.

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

    At June 30, 2001 the credit ratings of our long-term debt and commercial paper were as follows:

	Long-Term Debt	Commercial Paper
Fitch	A+	F-1
Moody's	A1	P-1
Standard & Poor's	AA-	A-1+

    As registered broker-dealers and member firms of various self-regulatory organizations, each of our broker-dealer subsidiaries, which include Donaldson, Lufkin & Jenrette Securities Corporation, or DLJSC, and CSFB Corp., is subject to the uniform net capital rule, Rule 15c3-1 under the Securities Exchange Act of 1934. This rule specifies the minimum level of net capital a broker-dealer must maintain and also requires that part of its assets be kept in relatively liquid form. DLJSC and CSFB Corp. are also subject to the net capital requirements of the Commodity Futures Trading Commission and various commodity exchanges. At June 30, 2001, DLJSC and CSFB Corp. had aggregate regulatory net capital, after adjustments required by Rule 15c3-1 of approximately $1.3 billion and $2.7 billion, respectively, which exceeded minimum net capital requirements by $1.2 billion and $2.6 billion, respectively.

    The SEC, and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, dictate the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

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

    At June 30, 2001, our broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

Cash Flows

    Our consolidated statements of cash flows classify cash flow into three broad categories: cash flows from operating activities, investing activities and financing activities. Our net cash flows are principally associated with operating and financing activities, which support our trading, customer and banking activities.

    The inclusion of results of CSFB Corp. for the first half of 2001 had a significant effect on our financial statements, increasing virtually all revenue, expense and statement of financial condition line items. Because of the inclusion of CSFB Corp. for the six months ended June 30, 2001, our financial statements may not be fully comparable with prior periods. Due to the size of the Acquisition, the volume of activity of the combined entity was significantly greater than for our previous activities despite unfavorable market conditions.

Six Months Ended June 30, 2001 and 2000

    At June 30, 2001 and 2000, cash and cash equivalents totaled $1.9 billion and $1.8 billion, respectively, an increase of $1.1 billion and a decrease of $0.7 billion, respectively, compared to December 31, 2000 and 1999.

    Cash (used in) provided by operating activities totaled $(12.2) billion and $1.4 billion in the first six months of 2001 and 2000, respectively. In the first six months of 2001, there were increases in assets including receivables from brokers, dealers and others of $4.3 billion, financial instruments owned of $2.8 billion and securities borrowed of $2.2.billion and decreases in liabilities, including securities loaned of $4.2 billion and accounts payable and accrued expenses of $3.4 billion. These were offset by decreases in assets, including receivables from customers of $0.8 billion and increases in financial instruments sold not yet purchased of $1.4 billion and obligation to return securities received as collateral of $2.0 billion. In 2000, there were increases in assets including receivables from customers, brokers and dealers of $4.2 billion, securities borrowed of $4.5 billion and receivables from customers of $2.1 billion. These increases were partially offset by increases in liabilities including payables to brokers, dealers and other of $4.9 billion, securities loaned of $2.6 billion and financial instruments sold not yet purchased of $5.0 billion.

    In the first six months of 2001 and 2000, net cash provided by (used in) investing activities was $1.9 billion and $(0.2) billion, respectively. In 2001, cash was provided primarily as a result of the prepayment of the $3.1 billion note receivable from our parent, offset in part by a decrease in other assets of $1.5 billion. In 2000, cash was used primarily to purchase long-term corporate development investments and office facilities.

    In the first six months of 2001 and 2000, net cash provided by (used in) financing activities totaled $9.5 billion and $(1.4) billion, respectively. During the first six months of 2001, $12.6 billion was provided by short-term financings (principally repurchase agreements), $2.3 billion of medium-term notes were issued and $0.8 billion of medium-term notes matured. In the first six months of 2000, $3.4 billion of short-term financings were repaid, which was offset in part by the issuance of $2.1 billion of senior notes, medium-term notes and structured borrowings.

    We believe our cash, cash equivalents and cash generated from operations and financing activities will be sufficient to meet our expected cash needs for working capital and capital expenditures through at least the end of 2001.

DERIVATIVE FINANCIAL INSTRUMENTS

    We enter into various transactions involving derivatives. In general, derivatives are contractual agreements that derive their values from the performance of underlying assets, interest or currency exchange rates, or a variety of indices. We enter into derivative transactions primarily for trading purposes, or to provide products for our clients. These transactions involve options, forwards, futures and swaps. We also enter into interest rate and cross currency swaps to modify the characteristics of periodic interest payments associated with some of our long-term debt obligations.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, which was amended by SFAS No. 137 and SFAS No. 138, and was adopted by the Company on January 1, 2001.

    For further discussion of these matters, we refer you to note 10 of notes to the condensed consolidated financial statements for the three and six months ended June 30, 2001 included herein, and note 12 of notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2000.

PRIVATE EQUITY ACTIVITIES

    Our private equity activities include direct investments and investments in various partnerships, for which our subsidiaries act as general partner. These instruments are primarily in unlisted or illiquid equity or equity-related securities. At June 30, 2001 and December 31, 2000, we had investments of $0.7 billion and $0.8 billion, respectively, and had commitments to invest up to an additional $2.4 billion and $1.6 billion, respectively.

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

    We record high-yield debt at market value, mortgage whole loans and senior bank debt at lower of cost or market value and foreign sovereign and other non-investment-grade debt at market value or fair value. At June 30, 2001, we had long positions of high-yield debt, mortgage whole loans, and other non-investment-grade debt of approximately $961.7 million, $9.5 billion, and $1.5 billion, respectively, and short positions of approximately $551.0 million, $725.9 million, and $24.5 million, respectively. At December 31, 2000, we had long positions of high-yield debt, mortgage whole loans, senior bank and foreign sovereign debt, and other non-investment-grade debt of approximately $1.1 billion, $6.9 billion, $929.4 million and $990.5 million, respectively, and short positions of approximately $536.8 million, $1.0 million, $0.8 million and $238.1 million, respectively. Timing of the securitization of our mortgage whole loan inventory will impact the size of our positions at any given time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—CSFB (USA), INC.

RISK MANAGEMENT AND VALUE AT RISK

    For a description of our risk management policies and procedures and the value-at-risk ("VAR") model, including such model's assumptions and limitations, we refer you to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2000. Our trading portfolio VAR was approximately $175 million and $103 million at June 30, 2001 and December 31, 2000, respectively.

    The VAR data below shows the market risk exposures of our trading positions at June 30, 2001 and December 31, 2000. Due to the benefit of diversification the Company-wide VAR is less than the sum of the individual components.

	June 30, 2001	December 31, 2000
	(In millions)
Trading:
Interest rate risk	$209.0	$99.9
Equity risk	$42.4	$32.1
Foreign currency exchange risk	$0.6	$1.6
Total	$175.0	$102.7

We have equity risk on our non-trading financial instruments portfolio, which is mainly comprised of our private equity investments. We measure this equity risk using a sensitivity analysis that estimates the potential decline in the recorded value of the investments resulting from a 10% decline in equity markets. Different assumptions could produce materially different estimates of market risk as described in our Annual Report on Form 10-K for the year ended December 31, 2000. Our equity risk on the non-trading portfolio was approximately $72 million and $97 million at June 30, 2001 and December 31, 2000, respectively. These non-trading market risk estimates measure the potential decline in the recorded value of the private equity investments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—CSFB (USA), INC.

    There were no matters submitted to a vote of our sole security holder, CSFBI, in the second quarter of 2001.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS—CSFB (USA), Inc.

    Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, Quarterly Report on Form 10-Q for the three months ended March 31, 2001, or Current Reports on Form 8-Ks previously filed in 2001. The following is an update of such proceedings:

    On May 30, 2001, DLJ Capital Funding moved to dismiss the amended complaint filed on May 1, 2001 in the bankruptcy court adversary proceeding by holders of the secured notes issued by AmeriServe Food Distribution, Inc. ("AmeriServe"). Resolution of that motion is pending.

    In the action filed by GSC Recovery, Inc. in New Jersey State Court arising out of alleged misrepresentations and omissions relating to GSC's purchases of certain unsecured AmeriServe notes issued on or about October 1, 1999, the Court granted in part, and denied in part, the motion to dismiss filed on March 6, 2001 by the DLJ entities named as defendants. The plaintiffs have moved the Court to reconsider its decision and resolution of that motion is pending.

    A trial date has been set for October 1, 2001, in the action filed by Morgens Waterfall Holdings, LLC ("Morgens") in the U.S. District Court for the Southern District of New York arising out of Morgens' purchases of the secured AmeriServe notes issued on or about October 1, 1999.

    On May 23, 2001, the DLJ defendants were served with the complaint in the action filed by Conseco Capital Management, Inc. and certain affiliated entities in the U.S. District Court for the Southern District of New York arising out of alleged misrepresentations and omissions relating to Conseco's purchases of the secured AmeriServe notes issued on or about October 1, 1999.

    On June 14, 2001, briefing was completed on the defendant DLJ entities' motion to dismiss the amended consolidated complaint filed by plaintiffs in the consolidated action captioned In re Independent Energy Holdings PLC Securities Litigation pending in the U.S. District Court for the Southern District of New York. On July 26, 2001, the Court rendered a decision granting in part, and denying in part, the DLJ entities' motion. The Court held that plaintiffs' amended consolidated complaint states a claim against DLJSC and DLJ International, Ltd. under the Securities Act of 1933 and against DLJSC under the Exchange Act of 1934 and also states a control person liability claim against DLJ under the Securities Act.

    On or about March 30, 2001, the putative class actions initially filed in September 2000 in the Delaware Court of Chancery by the public shareholders of CSFBdirect common stock were consolidated and captioned In re CSFBdirect Tracking Stock Shareholders Litigation. Plaintiffs simultaneously filed a second consolidated amended complaint asserting their original claims and adding claims that alleged that the proposed offer by the Company, announced on March 26, 2001, to purchase all the publicly owned common stock of CSFBdirect at a price of $4 per share was unfair. Subsequent to the Company's proposed offer to acquire all of the publicly owned CSFBdirect common stock for $4 per share, an additional ten putative class actions were filed in the Delaware Chancery Court alleging that the Company's proposed offer was unfair. Those actions were then consolidated with the In re CSFBdirect Tracking Stock Shareholders Litigation. On July 10, 2001, the parties to the consolidated cases entered into a Memorandum of Understanding that provides for the settlement, pending court approval, of those cases with no admission of liability by defendants.

    On April 19, 2001, the U.S. District Court for the Southern District of New York heard oral argument on the defendants' motion to dismiss the putative class action filed in September 2000 that alleges, among other things, that certain statements in the 1999 prospectus issued in connection with the Initial Public Offering of DLJdirect shares were false and misleading in their description of the rights attributable to the DLJdirectshares; that the tender offer materials disseminated in connection with Credit Suisse Group's acquisition of DLJ (the "CSG Transaction") were false and misleading in allegedly failing to describe certain rights to the DLJdirect shares in connection with the CSG Transaction, among other things; and that these alleged misstatements constitute violations of the federal securities laws. The Court has reserved decision on the motion.

    DLJSC entered into an agreement, dated May 21, 2001, to settle the six separate actions brought against DLJSC between September 1995 and October 1998 by institutional investors who invested in three hedge funds managed by David Askin (the "Funds"). DLJSC entered into an agreement, dated May 18, 2001, to settle the action brought against DLJSC in August 1997 by the Funds' "Litigation Advisory Board" that arose out of the Funds' bankruptcy, and, on June 11, 2001, the United States District Court approved that settlement. DLJSC has funded these settlements; releases have been obtained from the plaintiffs; and these actions have been dismissed pursuant to stipulations of dismissal filed with the Court.

    On July 6, 2001, the plaintiffs in Western Pacific, CHS Electronics and MDCM Holdings, three purported class actions filed against various underwriters of initial public offering securities, including CSFB Corp. and DLJSC, that allege the defendants conspired to fix the "fee" paid for underwriting initial public offering securities in violation of the federal antitrust laws, as well as the plaintiff in a fourth action brought by a purported issuer, EqualNet Communications Corp. v. Goldman Sachs Group, Inc., et al., No. 01-Civ.-2231, filed a consolidated complaint under the caption In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation, No. 00-Civ.-7804.

    CSFB Corp. has been named as a defendant in two putative class actions asserting claims arising under state law with respect to alleged misconduct in connection with initial public offerings. First, CSFB Corp. has been sued by a putative class of issuers in initial public offerings in which CSFB Corp. acted as lead manager on the grounds that CSFB Corp. accepted excessive brokerage commissions in exchange for allocations in initial public offerings, required investors to give CSFB Corp. a share of initial public offering profits, and used initial public offering allocations to obtain additional investment banking business, all in breach of the underwriting agreement. Second, CSFB Corp., together with another investment bank, has also been named as a defendant in an action brought by a putative class consisting of CSFB Corp. retail customers that purchased shares in Covad Communications. CSFB Corp. is alleged to have violated a fiduciary duty to its retail customers by issuing favorable analyst reports in an effort to obtain investment banking business from Covad, including secondary offerings. CSFB Corp. intends to defend itself vigorously against all of the claims asserted in these matters.

    On August 2, 2001, CSFB Corp. and five other investment banks were named as defendants in a putative class action filed with the U.S. District Court for the Southern District of New York, alleging violations of the federal securities laws resulting from the issuance by defendants' research analysts of research reports on certain internet and technology company stocks, which reports included "buy" recommendations that increased or sustained the trading price of the stocks, and that such reports were materially misleading because they did not disclose alleged financial interests of the analyst or the defendant investment banks in the subject internet or technology company. CSFB Corp. has not yet been served with the complaint in this action. CSFB Corp. intends to defend itself vigorously against all of the claims asserted in the complaint.

    We intend to defend vigorously against all of the claims asserted in these matters.

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

CSFBdirect

(a combination of certain assets and liabilities as described in note 1)

Condensed Combined Statements of Financial Condition

(In thousands)

	June 30, 2001	December 31, 2000
ASSETS
Cash and cash equivalents	$84,533	$141,560
Short-term investments	25,006	47,158
Deposit with affiliated clearing broker	447	447
Receivables from brokers, dealers and others, net	44,824	28,415
Financial instruments owned, at market value	49	378
Office facilities, at cost (net of accumulated depreciation and amortization of $1,687 and $753, respectively)	8,690	827
Investment in and advances to joint ventures	70,939	46,944
Long-term corporate development investments	5,522	5,522
Other assets	12,712	5,287

Total Assets	$252,722	$276,538

LIABILITIES AND ALLOCATED EQUITY
Liabilities:
Payables to parent and affiliates, net	$31,844	$26,411
Financial instruments sold not yet purchased, at market value	—	115
Accounts payable, accrued expenses and other liabilities	42,213	26,722

Total liabilities	74,057	53,248

Commitments and contingencies	—	—
Allocated equity	179,116	222,732
Accumulated other comprehensive income (loss)	(451)	558

Total allocated equity	178,665	223,290

Total Liabilities and Allocated Equity	$252,722	$276,538

See accompanying notes to condensed combined financial statements.

CSFBdirect

(a combination of certain assets and liabilities as described in note 1)

Condensed Combined Statements of Operations

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenues:
Commissions	$28,048	$45,542	$61,498	$120,081
Underwritings	673	1,594	900	4,682
Fees	17,882	17,711	39,957	36,418
Interest, net of interest expense of $772, $375, $1,517 and $890, respectively	12,808	18,767	28,450	36,646

Total net revenues	59,411	83,614	130,805	197,827

Costs and expenses:
Compensation and benefits	31,818	27,046	68,754	54,217
Brokerage, clearing, exchange fees and other	9,198	12,855	19,386	31,455
Advertising	6,782	19,990	17,974	38,060
Occupancy and related costs	7,849	3,144	15,575	5,534
Communications and technology	11,990	11,443	23,051	21,544
Rebranding costs	4,442	—	38,894	—
Restructuring costs	15,939	—	24,926	—
Merger-related retention costs	8,767	—	8,767	—
Other operating expenses	10,947	17,053	24,413	29,465

Total costs and expenses	107,732	91,531	241,740	180,275

Income (loss) before income tax provision (benefit) and equity in net loss of joint ventures	(48,321)	(7,917)	(110,935)	17,552

Income tax provision (benefit)	(17,638)	(3,353)	(42,449)	7,297
Equity in net loss of joint ventures	(411)	(2,057)	(4,130)	(3,262)

Net income (loss)	$(31,094)	$(6,621)	$(72,616)	$6,993

Earnings (loss) per share:
Basic	$(0.28)	$(0.06)	$(0.69)	$0.07
Diluted	$(0.28)	$(0.06)	$(0.69)	$0.07

Weighted average notional and outstanding shares:
Basic	109,152	102,650	105,973	102,650
Diluted	109,152	102,650	105,973	102,651

Earnings (loss) attributable to:
CSFB (USA) Retained Interest	$(25,852)	$(5,436)	$(59,951)	$5,741
CSFBdirect Common Stock	$(5,242)	$(1,185)	$(12,665)	$1,252

CSFBdirect Common Stock earnings (loss) per share:
Basic	$(0.28)	$(0.06)	$(0.69)	$0.07
Diluted	$(0.28)	$(0.06)	$(0.69)	$0.07

CSFBdirect Common Stock weighted average common shares:
Basic	18,400	18,400	18,400	18,400
Diluted	18,400	18,400	18,400	18,401

See accompanying notes to condensed combined financial statements.

CSFBdirect

(a combination of certain assets and liabilities as described in note 1)

Condensed Combined Statements of Changes in Allocated Equity

For the Year Ended December 31, 2000 and the Six Months Ended June 30, 2001

	Allocated Equity	Accumulated Other Comprehensive Income (Loss)	Total Allocated Equity
	(In thousands)
Balances at December 31, 1999	$230,662	$1,130	$231,792
Net loss	(7,930)	—	(7,930)
Translation adjustment—net of taxes	—	(572)	(572)
Total comprehensive income (loss)	—		(8,502)

Balances at December 31, 2000	222,732	558	223,290
Net loss	(72,616)	—	(72,616)
Translation adjustment—net of taxes	—	(1,009)	(1,009)
Total comprehensive income (loss)	—	—	(73,625)
Capital contribution	29,000	—	29,000

Balances at June 30, 2001	$179,116	$(451)	$178,665

See accompanying notes to condensed combined financial statements.

CSFBdirect

(a combination of certain assets and liabilities as described in note 1)

Condensed Combined Statements of Cash Flows

(In thousands)

For the Six Months Ended June 30, 2001 and 2000

	2001	2000
Cash flows from operating activities:
Net income (loss)	$(72,616)	$6,993
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,252	(105)
Deferred taxes	1,942	(335)
Equity in net loss of joint venture	4,130	3,262
(Increase) decrease in operating assets:
Deposit with affiliated clearing broker	—	(118)
Receivables from brokers, dealers and other, net	(16,409)	(806)
Financial instruments owned, at market value	329	971
Other assets	(9,114)	(414)
Increase (decrease) in operating liabilities:
Payables to parent and affiliates, net	4,171	2,015
Financial instruments sold, not yet purchased, at market value	(115)	2
Accounts payable, accrued expenses and other liabilities	15,491	(4,046)

Net cash provided by (used in) operating activities	(70,939)	7,419

Cash flows from investing activities:
Net proceeds from (payments for):
Purchase of long-term corporate development investments	—	(4,753)
Purchase of office facilities	(9,115)	(158)
Investment in and advances to joint ventures	(28,125)	(14,907)
Short-term investments	22,152	(36,329)

Net cash (used in) investing activities	(15,088)	(56,147)

Cash flows from financing activities:
Net proceeds from:
Capital contribution	29,000	—

Net cash provided by financing activities	29,000	—

Decrease in cash and cash equivalents	(57,027)	(48,728)
Cash and cash equivalents at beginning of period	141,560	237,020

Cash and cash equivalents at end of period	$84,533	$188,292

See accompanying notes to condensed combined financial statements.

CSFBdirect

(a combination of certain assets and liabilities as described in note 1)

Notes to Condensed Combined Financial Statements

June 30, 2001

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

    CSFBdirect Common Stock tracks the separate performance of these businesses for periods subsequent to the date of the offering ("Tracking Stock"). On May 28, 1999, CSFB (USA), Inc. issued in an initial public offering 18.4 million shares of CSFBdirect Common Stock. The shares of Tracking Stock have no voting rights, except in certain limited circumstances, and holders of the Tracking Stock do not have any claims to the net assets of CSFBdirect. Prior to the offering, CSFB (USA), Inc. designated its existing common stock as CSFB (USA) Common Stock, which represents the performance of CSFB (USA), Inc.'s primary businesses plus a retained interest in CSFBdirect. All of CSFB (USA), Inc.'s businesses other than those included in CSFBdirect, plus its retained interest in CSFBdirect, are referred to as CSFB (USA). As a result of the offering, CSFB (USA) had a retained interest of 82.1% in CSFBdirect represented by 84.3 million notional shares. The 18.4 million shares of Tracking Stock reflect the 17.9% owned by the public, except as described below. Prior to the offering, CSFB (USA) had a 100% interest in the earnings of CSFBdirect. As a result of its $29.0 million capital contribution on March 29, 2001, CSFB (USA)'s retained interest increased to 83.1%, represented by 90.8 million notional shares.

    On July 11, 2001, CSFB (USA), Inc. announced the execution of a definitive merger agreement whereby Credit Suisse First Boston, Inc., the direct parent of CSFB (USA), Inc., will acquire the 18.4 million shares of CSFBdirect Common Stock owned by the public for $6.00 per share in cash, or a total of approximately $110 million. On July 24, 2001, CSFB (USA), Inc. filed with the Securities and Exchange Commission an offer to purchase for cash all of these outstanding shares. The cash tender offer is expected to close in the third quarter of 2001.

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

2.  Restructuring Costs and Merger-Related Costs

    During the six months ended June 30, 2001, restructuring costs of approximately $24.9 million were incurred by CSFBdirect as a result of the closing of CSFBdirect's Parsippany, New Jersey office and the elimination of positions in other sites in addition to the termination of 180 employees and closing of one of the offices in Charlotte, North Carolina. These costs are included in the accompanying condensed combined statements of operations as follows:

(in thousands)
Compensation and benefits	$8,634
Occupancy and related costs	13,303
Communications and technology	2,486
Other	503

Total restructuring costs	$24,926

    Merger-related retention costs of $8.8 million represent the amortization of retention awards related to the Acquisition over the life of the awards.

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

    CSFBdirect received two Japanese Yen denominated notes receivable from DLJdirect SFG Securities Inc., a 50% owned joint venture in Japan, in the US dollar equivalent amounts of $17.3 million and $24.2 million. The notes bear interest at 1.61% and 3.66%, and mature on September 28, 2001 and March 21, 2007, respectively. Simultaneously, CSFBdirect purchased two foreign exchange contracts for the US dollar equivalent amounts of the notes. These notes are included in investment in and advances to joint ventures in the condensed combined statements of financial condition.

4.  Net Capital

    CSFBdirect includes CSFBdirect Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. ("NASD"). CSFBdirect Inc. is subject to the minimum net capital requirements of the Securities and Exchange Commission and the NASD. As such, it is subject to the NASD's net capital rule, which conforms to the Uniform Net Capital Rule pursuant to Rule 15c3-1 under the Securities Exchange Act of 1934. As a broker-dealer who does not carry customer accounts, under the alternative method permitted by this rule, the required net capital, as defined, shall not be less than $250,000. At June 30, 2001, CSFBdirect Inc.'s net capital of $25.5 million was in excess of the minimum requirement by $25.2 million.

    CSFBdirect's London-based broker-dealer affiliate, CSFBdirect Ltd., is subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the U.K. Financial Services Act of 1986. At June 30, 2001, CSFBdirect complied with all applicable regulatory capital adequacy requirements.

5.  Income Taxes

    CSFBdirect is part of a group that files consolidated Federal income tax returns. CSFBdirect settles all taxes with CSFB (USA), Inc. under a tax sharing arrangement. Taxes are provided and presented as if CSFBdirect filed a separate return.

6.  Earnings Per Share

    Earnings (loss) per share amounts have been calculated by dividing net income (loss) by the weighted average notional and outstanding shares of Tracking Stock. The notional shares represent CSFB (USA)'s retained interest in CSFBdirect. Prior to the offering, CSFB (USA) had a 100% interest in the earnings of CSFBdirect. As a result of the $29.0 million capital contribution on March 29, 2001, CSFB (USA)'s retained interest increased to 83.1%, represented by 90.8 million notional shares.

    Tracking Stock earnings per common share amounts have been calculated by dividing earnings applicable to common shares by the weighted average actual common shares outstanding.

    The numerators and denominators of the basic and diluted earnings per common share computations include the following items:

	Three Months Ended				Six Months Ended
	June 30, 2001		June 30, 2000		June 30, 2001		June 30, 2000
	Income (Loss)	Shares	Income (Loss)	Shares	Income (Loss)	Shares	Income (Loss)	Shares
	(in thousands)				(in thousands)
Basic earnings (loss) applicable to common shares	$(31,094)	109,152	$(6,621)	102,650	$(72,616)	105,973	$6,993	102,650

Effect of dilutive securities:
Stock options	$—	*	$—	*	$—	*	$—	1

Diluted earnings (loss) applicable to common shares	$(31,094)	109,152	$(6,621)	102,650	$(72,616)	105,973	$6,993	102,651

CSFBdirect Common Stock
Basic earnings (loss) applicable to common shares	$(5,242)	18,400	$(1,185)	18,400	$(12,665)	18,400	$1,252	18,400

Effect of diluted stock options:
Stock options	$—	*	$—	*	$—	*	$—	1

Diluted earnings (loss) applicable to common shares	$(5,242)	18,400	$(1,185)	18,400	$(12,665)	18,400	$1,252	18,401

*
Exercisable stock options are excluded from the computation of diluted earnings per share since the effect of including them was antidilutive.

7.  Commitments and Contingent Liabilities

    CSFBdirect Holdings Inc. has issued a $5.0 million letter of credit guaranteeing obligations of Hutchison CSFBdirect Limited, a 50% owned joint venture in Hong Kong. As of June 30, 2001, there was no balance outstanding.

    CSFBdirect Holdings Inc. has guaranteed a $13.0 million five-year credit facility issued to an affiliate. As of June 30, 2001, $6.6 million was outstanding under this agreement, and is included in accounts payable, accrued expenses and other liabilities in the condensed combined statements of financial condition.

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

    For a more detailed description of litigation involving CSFBdirect, we refer you to note 16 of the Notes to the Condensed Consolidated Financial Statements of CSFB (USA), Inc.

9.  Subsequent Event

    On July 11, 2001, CSFB (USA), Inc. announced the execution of a definitive merger agreement whereby Credit Suisse First Boston Inc., the direct parent of CSFB (USA), Inc., will acquire the 18.4 million shares of CSFBdirect Common Stock owned by the public for $6.00 per share in cash, or a total of approximately $110 million. On July 24, 2001, CSFB (USA), Inc. filed with the Securities and Exchange Commission an offer to purchase for cash all of these outstanding shares. The cash tender offer is expected to close in the third quarter of 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CSFBdirect

    CSFBdirect represents a combination of the assets and liabilities of our online discount brokerage and related investment services business, rather than a separately incorporated entity. On May 28, 1999, we issued in an initial public offering 18.4 million shares of our non-voting common stock, CSFBdirect Common Stock. CSFBdirect Common Stock tracks the separate performance of CSFBdirect. The shares of our voting common stock, CSFB (USA) Common Stock, reflect the performance of our primary businesses, i.e., Equity, Investment Banking, Fixed Income and Financial Services Divisions, plus our retained interest in CSFBdirect. All of our businesses other than those included in CSFBdirect plus our retained interest in CSFBdirect are referred to as CSFB (USA). Earnings applicable to CSFB (USA) Common Stock include a 100% interest in CSFBdirect for periods prior to May 28, 1999 and 82.1% thereafter, except as described below. The 18.4 million shares of CSFBdirectCommon Stock represent the 17.9% owned by the public. On March 29, 2001, CSFBdirect received a $29.0 million capital contribution to reimburse the rebranding expenses (net of taxes) in connection with the name change from DLJdirect to CSFBdirect. As a result of this capital contribution, CSFB (USA)'s retained interest increased to 83.1% and the minority interest held by the public was reduced to 16.9%.

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

    In May 2001, we eliminated 180 positions in Jersey City and East Brunswick, New Jersey and Charlotte, North Carolina. In addition, we reduced space requirements in Jersey City and Charlotte. CSFBdirect incurred a pre-tax charge of approximately $15.9 million in connection with these reductions.

    On July 11, 2001, CSFB (USA), Inc. announced the execution of a definitive merger agreement whereby CSFB Inc., the direct parent of CSFB (USA), Inc. will acquire the 18.4 million shares of CSFBdirect Common Stock owned by the public for $6.00 per share in cash, or a total of approximately $110 million. On July 24, 2001, CSFB (USA), Inc. filed with the Securities and Exchange Commission an offer to purchase for cash all of these outstanding shares. The cash tender offer is expected to close in the third quarter of 2001.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

    CSFBdirect's total net revenues decreased $24.2 million or 28.9% to $59.4 million. This decrease was due primarily to a decline in commissions.

    Commission revenues decreased $17.5 million or 38.5% to $28.0 million. The decrease was due primarily to significant decreases in customer trading volume. Average trades per day decreased 42.6% to 17,000 for the quarter ended June 30, 2001 from 29,600 for the quarter ended June 30, 2000. Commission revenues represented 47.1% and 54.4% of total net revenues for the quarters ended June 30, 2001 and 2000, respectively.

    Underwriting revenues decreased $921,000 or 57.8% to $0.7 million. This decrease was due primarily to the slowdown in underwriting activity as well as a decline in market activity.

    Fee revenues increased $0.2 million or 1.1% to $17.9 million. Fees for technology development increased $2.2 million or 23.2% to $11.7 million, primarily due to increased demand for Internet-based technology applications. Payments for routing orders decreased $2.8 million or 68.3% to $1.3 million, due primarily to significant decreases in customer trading volume, as well as to a decline in the amount of revenue per trade that CSFBdirect received for routing orders. Revenue from money market fund distribution fees increased $0.9 million or 31.0% to $3.8 million due to an increase in customer money market fund balances of $586.0 million or 30.6% to $2.5 billion. Fee revenues represented 30.1% and 21.2% of total net revenues for the quarters ended June 30, 2001 and 2000, respectively.

    Interest, net of interest expense, decreased $6.0 million or 31.9% to $12.8 million. This decrease was due primarily to decreases in margin debits and free credits. Margin debits decreased $833.4 million or 48.4% to $888.7 million. Free credits decreased $71.6 million or 9.7% to $663.7 million and short sale balances increased $28.7 million or 36.6% to $107.1 million. Interest, net of interest expense, represented 21.5% and 22.5% of total net revenues for the quarters ended June 30, 2001 and 2000, respectively.

    Total costs and expenses increased $16.2 million or 17.7% to $107.7 million.

    Compensation and benefits increased $4.8 million or 17.8% to $31.8 million. This increase was due primarily to growth in the number of employees in the latter half of 2000 primarily in CSFBdirect's investor services area to accommodate increased customer activity in 2000 and in CSFBdirect's technology group to develop new products. In May 2001, as part of a reorganization, CSFBdirect laid off 180 individuals, which had a small impact on the amount of compensation and benefits for the quarter ended June 30, 2001.

    Brokerage, clearing, exchange and other fees decreased $3.7 million or 28.7% to $9.2 million primarily due to significant decreases in customer trading volume and lower clearing fees per trade resulting from reduced clearing rates.

    Advertising costs decreased $13.2 million or 66.0% to $6.8 million due primarily to the decision to reduce advertising expenditures because market activity and account openings decreased significantly.

    Occupancy and related costs increased $4.7 million or 151.6% to $7.8 million due primarily to the opening of two investor services facilities, one in Charlotte, North Carolina and the other in Sandy City, Utah, new technology centers in East Brunswick, New Jersey and Chennai, India, and the expansion of CSFBdirect's headquarters.

    Communications and technology costs increased $0.6 million or 5.3% to $12.0 million.

    Rebranding costs of $4.4 million were incurred because of the name change from DLJdirect to CSFBdirect as a result of the Acquisition.

    Restructuring costs of $15.9 million were incurred as a result of staff reductions and reduced office space in both Jersey City, New Jersey and Charlotte, North Carolina.

    Merger-related retention costs of $8.8 million were allocated to CSFBdirect as a result of the Acquisition.

    Other operating expenses decreased $6.2 million or 36.3% to $10.9 million. Operating expenses are comprised of professional fees, printing and stationery, economic and investment research, allocated overhead and miscellaneous expenses. Professional fees primarily include payments made to technology and marketing consultants and recruiters, and for legal services. Professional fees decreased $2.1 million or 32.8% to $4.3 million primarily due to program reductions. Miscellaneous expenses decreased $1.9 million or 31.1% to $4.2 million, consisting primarily of travel and entertainment, information services, customer service related expenses, employee registration fees and expenses for new account credit checks.

    Income (loss) before income tax provision (benefit) and equity in net loss of joint ventures decreased $40.4 million to a loss of $48.3 for the quarter ended June 30, 2001. The (benefit) for income taxes for the quarters ended June 30, 2001 and 2000 was $(17.6) million and $(3.4) million, representing a 36.5% and 42.3% effective tax rate, respectively.

    CSFBdirect has a 50% interest in foreign-based joint ventures in Japan, Hong Kong and the Middle East. For the quarters ended June 30, 2001 and 2000, CSFBdirect's share of the equity in the net loss of these joint ventures was $0.4 million and $2.1 million, respectively.

    CSFBdirect reported a net loss of $31.1 million for the quarter ended June 30, 2001 as compared with net loss of $6.6 million for the quarter ended June 30, 2000. For the quarter ended June 30, 2001, net loss applicable to the shareholders of CSFBdirect Common Stock was $5.2 million or $0.28 per share.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

    CSFBdirect's total net revenues decreased $67.0 million or 33.9% to $130.8 million. This decrease was due primarily to a decline in commissions.

    Commissions decreased $58.6 million or 48.8% to $61.5 million. Commissions represented 47.0% of total revenues for the six months ended June 30, 2001 and 60.7% of total revenues for the six months ended June 30, 2000. The decrease in commissions was due primarily to decreases in customer trading volume. Average trades per day decreased 50.0% from 38,000 for the six months ended June 30, 2000 to 19,000 for the six months ended June 30, 2001.

    Underwritings decreased $3.8 million or 80.8% to $900,000. This decrease was due primarily to the slowdown in underwriting activity as well as a decline in market activity.

    Fees increased $3.6 million or 9.9% to $40.0 million. Fees represented 30.6% of total net revenues for the six months ended June 30, 2001 and 18.4% of total net revenues for the six months ended June 30, 2000. Payments for routing orders decreased $6.8 million or 62.4% to $4.1 million. The decrease in payments for routing orders was due primarily to a decrease in average trades per day as well as a decline in the amount of revenue per trade that CSFBdirect receives for routing orders. Fees for technology development increased $8.4 million or 46.9% to $26.3 million primarily due to increased demand from related entities for Internet-based technology applications. Revenue from money market fund distribution fees increased $2.1 million or 41.2% to $7.2 million. This growth was due to an increase in customer money market fund balances of $586.0 million or 30.6% to $2.5 billion.

    Interest, net of interest expense, decreased $8.1 million or 22.1% to $28.5 million. Interest represented 21.8% of total net revenues for the six months ended June 30, 2000 and 18.5% of total net revenues for the six months ended June 30, 2001. The decrease was due primarily to decreases in margin debits and free credits. Margin debits decreased $833.4 million or 48.4% to $888.7 million. Free credits decreased $71.6 million or 9.7% to $663.7 million and short sale balances increased $28.7 million or 36.6% to $107.1 million.

    Total costs and expenses increased $61.4 million or 34.1% to $241.7 million.

    Compensation and benefits increased $14.6 million or 26.9% to $68.8 million. The increase in compensation and benefits was due primarily to growth in the number of employees in the latter half of 2000 primarily in CSFBdirect's investor services areas to accommodate increased customer activity in 2000 and in CSFBdirect's technology group to develop new products. In May 2001, as part of a reorganization, CSFBdirect laid off 180 individuals, which had a small impact on the amount of compensation and benefits for the six months ended June 30, 2001.

    Brokerage, clearing, exchange and other fees decreased $12.1 million or 38.4% to $19.4 million. The decrease in brokerage, clearing, exchange and other fees was primarily due to significant decreases in customer trading volume, and lower clearing fees per trade resulting from reduced clearing rates.

    Advertising costs decreased $20.1 million or 52.8% to $18.0 million as a result of the decision to reduce advertising expenditures because market activity and account openings decreased significantly.

    Occupancy and related costs increased $10.1 million or 183.6% to $15.6 million primarily due to the opening of two investor services facilities, one in Charlotte, North Carolina and the other in Sandy City, Utah, new technology centers in East Brunswick, New Jersey and Chennai, India, and the expansion of CSFBdirect's headquarters.

    Communications and technology costs increased $1.6 million or 7.4% to $23.1 million.

    Rebranding costs of $38.9 million were incurred because of the name change from DLJdirect to CSFBdirect as a result of the Acquisition.

    Restructuring costs of $24.9 million were incurred as a result of staff reductions, the closing of the Parsipanny, New Jersey call center, and reduced office space in both Jersey City, New Jersey and Charlotte, North Carolina.

    Merger-related retention costs of $8.8 million were allocated to CSFBdirect as a result of the Acquisition.

    Other operating expenses decreased $5.1 million or 17.3% to $24.4 million. Professional fees increased $1.0 million or 9.7% to $11.3 million. Miscellaneous expenses decreased $4.7 million or 41.2% to $6.7 million. Miscellaneous expenses consisted primarily of travel and entertainment, information services, customer service related expenses, employee registration fees and expenses for new account credit checks.

    Income (loss) before income tax provision and equity in net loss of joint ventures decreased $128.5 million from income of $17.6 million for the six months ended June 30, 2000 to loss of $110.9 million for the six months ended June 30, 2001. The provision (benefit) for income taxes for the six months ended June 30, 2001 and for the six months ended June 30, 2000 was $(42.4) million, representing a 38.3% effective tax rate, and $7.3 million, representing a 41.6% effective tax rate, respectively.

    CSFBdirect has a 50% interest in foreign-based joint ventures in Japan, Hong Kong and the Middle East. For the six months ended June 30, 2001 and 2000, CSFBdirect's share of the equity in the net loss of the these joint ventures was $4.1 million and $3.3 million, respectively.

    CSFBdirect reported a net loss of $72.6 million for the six months ended June 30, 2001 as compared with net income of $7.0 million for the six months ended June 30, 2000. Net loss applicable to the shareholders of CSFBdirect Common Stock was $12.7 million of $0.69 per share for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

    The principal sources of liquidity for CSFBdirect's operations are allocated capital and leases of fixed assets through an affiliate. The value of equipment acquired through leases of fixed assets through an affiliate totaled $21.6 million for the six months ended June 30, 2001 and $18.0 million for the six months ended June 30, 2000. These fixed assets were comprised primarily of computers and related systems, furniture and leasehold improvements.

    Although CSFBdirect maintains substantial money market accounts, bank accounts and investment accounts consistent with regulatory requirements, CSFBdirect continues to be substantially dependent on us for almost all of its daily financial, administrative and operational services and related support functions including cash management, the receipt of payments from third parties and the distribution of payments to third parties. CSFBdirect continues to invest its excess cash. At June 30, 2001, CSFBdirect had approximately $109.5 million invested in money market accounts and short-term investments. CSFB (USA) intends to fund CSFBdirect's liquidity needs in the ordinary course of business. However, significant expenditures will be funded on a case-by-case basis as determined by CSFB (USA)'s Board of Directors. CSFB (USA)'s Board of Directors will determine whether to provide any particular funds to either CSFB (USA) or CSFBdirect and will not be obligated to do so. In this connection, intercompany receivables/payables are settled periodically through cash transfers to and from CSFBdirect's accounts. There are no specific criteria to determine when we will account for a cash transfer as a long-term loan, a capital contribution or a return of capital rather than an inter-group revolving credit advance. CSFB (USA)'s Board of Directors will make such a determination in the exercise of its business judgment at the time of such transfer, or the first of such type of transfer, based upon all relevant circumstances.

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

    Cash used in operating activities totaled $70.9 million for the six months ended June 30, 2001, and cash provided by operations was $7.4 million for the six months ended June 30, 2000. The changes were primarily due to decreases in transaction volume related to the decline in the online brokerage operations. For the six months ended June 30, 2001, there were increased assets, including increases in receivables from brokers, dealers and other, net of $16.4 million and other assets of $9.1 million. This increase was offset in part by an increase in payables to parent and affiliates, net of $4.2 million and an increase in accounts payable, accrued expenses and other liabilities of $15.5 million. For the six months ended June 30, 2000, there were increased assets including receivables from brokers, dealers and other, net of $0.8 million. These increases were offset by increases in payables to parent and affiliates, net of $2.0 million.

    Cash used in investing activities totaled $15.1 million and $56.1 million for the six months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001, CSFBdirect received proceeds of $22.2 million from the sale of short-term investments and invested and advanced $28.1million in connection with existing interests in several foreign joint ventures. For the six months ended June 30, 2000, CSFBdirect invested $36.3 million in short-term investments and $14.9 million in connection with its existing 50% interest in a joint venture with a Japanese bank.

    Net cash provided by financing activities for the six months ended June 30, 2001 totaled $29.0 million received as a capital contribution as reimbursement for rebranding expenses (net of taxes).

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits.
2.1
Agreement and Plan of Merger, dated as of July 11, 2001, among Credit Suisse First Boston, Inc., CSFBdirect Acquisition Corp. and the Registrant, as amended (incorporated by reference to Exhibit (d)(1) to the Tender Offer Statement on Schedule TO filed by Credit Suisse Group, Credit Suisse First Boston, Inc. and CSFBdirect Acquisition Corp. on July 24, 2001).
4.3
Form of Senior Indenture between the Registrant and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-3, File No. 333-62422).
10.67	Assignment Agreement by and between Credit Suisse First Boston (USA), Inc. (successor in interest to Donaldson, Lufkin & Jenrette, Inc.) and the Chase Manhattan Bank.
11.1	Statement re: computation of basic earnings per share.
11.2	Statement re: computation of diluted earnings per share.
12.1	Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends.
(b)
Reports on Form 8-K
1.
Form 8-K dated June 5, 2001; Item 5
2.
Form 8-K dated June 8, 2001; Item 5
3.
Form 8-K dated June 18, 2001; Item 5
4.
Form 8-K dated June 28, 2001; Item 5
5.
Form 8-K dated July 12, 2001; Item 5
6.
Form 8-K dated July 23, 2001; Item 5

Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT SUISSE FIRST BOSTON (USA), INC.
August 14, 2001	By:	/s/ DAVID C. FISHER David C. Fisher Chief Accounting Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibits No.	Description
2.1
Agreement and Plan of Merger, dated as of August 30, 2000, among Credit Suisse Group, Diamond Acquisition Corp. and the Registrant, as amended (incorporated by reference to Exhibit (d)(1) to the Tender Offer Statement on Schedule TO filed by Credit Suisse Group and the Diamond Acquisition Corp. in relation to the Registration on September 8, 2000 and Exhibit (d)(5) to Amendment No. 2 to such Tender Offer Statement on Schedule TO/A filed by Credit Suisse Group and the Diamond Acquisition Corp. in relation to the Registrant on October 6, 2000).
4.3
The instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
10.67	Assignment Agreement by and between Credit Suisse First Boston (USA), Inc. (successor in interest to Donaldson, Lufkin & Jenrette, Inc.) and the Chase Manhattan Bank.
11.1	Statement re: computation of basic earnings per share.*
11.2	Statement re: computation of diluted earnings per share.*
12.1	Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends.*

*
Filed herewith.

QuickLinks

Credit Suisse First Boston (USA), Inc. Quarterly Report on Form 10-Q for the Six Months Ended June 30, 2001
Condensed Consolidated Statements of Financial Condition
Condensed Consolidated Statements of Income
Condensed Consolidated Statements of Changes in Stockholders' Equity
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2001 and 2000
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2001 and 2000
Notes to Condensed Consolidated Financial Statements
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
PART II OTHER INFORMATION
CSFB direct (a combination of certain assets and liabilities as described in note 1) Condensed Combined Statements of Financial Condition (In thousands)
Condensed Combined Statements of Operations
CSFB direct (a combination of certain assets and liabilities as described in note 1) Condensed Combined Statements of Changes in Allocated Equity For the Year Ended December 31, 2000 and the Six Months Ended June 30, 2001
CSFB direct (a combination of certain assets and liabilities as described in note 1) Condensed Combined Statements of Cash Flows (In thousands) For the Six Months Ended June 30, 2001 and 2000
CSFB direct (a combination of certain assets and liabilities as described in note 1) Notes to Condensed Combined Financial Statements June 30, 2001
Signature
INDEX TO EXHIBITS