Form 10-K405/A
period 2000-12-31
CREDIT SUISSE FIRST BOSTON USA INC
filed 2001-10-02
CIK 29646

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2 TO
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

    EXPLANATORY NOTE: This Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "Form 10-K") is filed solely to amend the information required by Items 7, 14(a)(1), 14(a)(2) and 14(a)(3) to include earnings/(loss) applicable to common shares and per common share of the Registrant on a consolidated basis and to delete earnings/(loss) applicable to shares of CSFBdirect Common Stock and per share of CSFBdirect Common Stock, as more fully described below. The amounts of earnings/(loss) applicable to shares of CSFB (USA) Common Stock and shares of CSFBdirect Common Stock and per share of CSFB (USA) Common Stock and per share of CSFBdirect Common Stock have not changed and are not being amended.

    Item 7, Selected Consolidated Financial Data of the Registrant and its Subsidiaries, is amended to include earnings/(loss) applicable to common shares and per share of the Registrant on a consolidated basis. Item 7, Selected Combined Financial Information of CSFBdirect, is amended to delete earnings/(loss) applicable to shares of CSFBdirect Common Stock and per share of CSFBdirect Common Stock. Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for CSFBdirect, is amended to delete the last sentence in "—Results of Operations—Year Ended December 31, 2000 Compared to Year Ended December 31, 1999" and to delete the last sentence in "—Results of Operations—Year Ended December 31, 1999 Compared to Year Ended December 31, 1998", in each case relating to earnings/(loss) applicable to shares of CSFBdirect Common Stock and per share of CSFBdirect Common Stock.

    Item 14(a)(1), Consolidated Financial Statements of the Registrant and Subsidiaries, and Item 14(a)(2), Condensed Financial Statements of Registrant (Parent Company Only), are amended to include earnings/(loss) applicable to common shares and per share of the Registrant on a consolidated basis. Item 14(a)(1), Combined Financial Statements of CSFBdirect, is amended to delete earnings/(loss) applicable to shares of CSFBdirect Common Stock and per share of CSFBdirect Common Stock. Item 14(a)(3), Exhibit 11.1, Statement re: computation of basic earnings per share, and Exhibit 11.2, Statement re: computation of diluted earnings per share, are amended to include the computation of earnings/(loss) applicable to common shares and per share of the Registrant on a consolidated basis.

    On August 21, 2001, Credit Suisse First Boston, Inc, completed a tender offer for the 18,400,000 shares of CSFBdireet Common Stock owned by the public for USD 6 per share in cash, or a total of approximately USD 110 million, and the Registrant subsequently effected a short-form merger to acquire the untendered shares and has deregistered and delisted the shares of CSFBdirect Common Stock from the New York Stock Exchange.

    The Registrant hereby amends Items 7, 14(a)(1), 14(a)(2) and 14(a)(3) to the Form 10-K in their entirety and replaces such Items with the following:

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operation

SELECTED CONSOLIDATED FINANCIAL DATA(1)
Credit Suisse First Boston (USA), Inc. and Subsidiaries

	Years Ended December 31,
	2000	1999	1998	1997	1996
	(In millions, except share and per share data)
Statement of Operations Data:
Revenues
Commissions	$1,467.4	$1,200.7	$854.7	$690.2	$573.3
Underwritings	959.9	1,246.4	1,043.5	911.3	766.5
Fees	2,078.4	1,611.9	1,191.7	767.3	470.0
Interest, net(2)	764.3	585.2	733.2	498.9	341.0
Principal transactions-net:
Trading	633.8	718.6	(58.6)	357.5	393.3
Investment	94.6	107.3	126.0	194.5	163.0
Other	71.2	86.0	60.6	67.6	60.7

Total net revenues	6,069.6	5,556.1	3,951.1	3,487.3	2,767.8

Expenses
Compensation and benefits	4,254.1	3,105.4	2,231.7	1,908.2	1,549.0
Communications and technology	565.4	445.2	314.6	270.5	175.4
Brokerage, clearing, exchange fees and other	377.0	313.8	258.6	231.4	201.3
Occupancy and related costs	255.5	178.9	143.8	108.4	89.8
Professional fees	295.3	158.7	111.2	73.9	101.8
Restructuring and other merger-related costs	1,104.3	—	—	—	—
Other operating expenses	740.2	400.6	290.7	233.8	176.7

Total expenses	7,591.8	4,602.6	3,350.6	2,826.2	2,294.0

Income (loss) before provision for income taxes and extraordinary items	(1,522.2)	953.5	600.5	661.1	473.8
Provision (benefit) for income taxes	(458.1)	352.8	229.7	252.8	182.5

Income (loss) before extraordinary items	(1,064.1)	600.7	370.8	408.3	291.3
Loss on early extinguishment of debt, net of tax benefit	(11.7)	—	—	—	—

Net income (loss)	$(1,075.8)	$600.7	$370.8	$408.3	$291.3

Dividends on preferred stock	$21.2	$21.2	$21.3	$12.2	$18.7

Earnings (loss) applicable to common shares	$(1,097.0)	$579.5	$349.5	$396.1	$272.6

Earnings (loss) applicable to common shares(3):
CSFB (USA), Inc.(3)	$(1,097.0)	$579.5	$349.5	$396.1	$272.6

CSFB (USA) Common Stock	$(1,095.6)	$580.4	$349.5	$396.1	$272.6

CSFBdirect Common Stock(4)	$(1.4)	$(0.9)

Earnings per Common Share:
CSFB (USA), Inc.(3)
Basic and Diluted	$(1,096,967)	$579,520	$349,490	$396,106	$272,647

CSFB (USA) Common Stock(3)
Basic and Diluted	$(1,095,548)	$580,423	$349,490	$396,106	$272,647

CSFBdirect Common Stock(4)
Basic	$(0.08)	$(0.05)

Diluted	$(0.08)	$(0.05)

Weighted average common shares outstanding(3):
CSFB (USA), Inc.(3)
Basic and Diluted	1,000	1,000	1,000	1,000	1,000

CSFB (USA) Common Stock
Basic and Diluted	1,000	1,000	1,000	1,000	1,000

CSFBdirect Common Stock (in thousands) (4)
Basic	18,400	18,400

Diluted	18,400	18,400

	As of December 31,
	2000		1999		1998		1997		1996
	(In millions, except share and per share data and financial ratios)
Statement of Financial Condition Data:
Securities purchased under agreements to resell and securities borrowed	$117,372.4		$59,886.8		$44,031.0		$43,227.4		$29,954.2
Total assets	213,277.3		109,012.1		72,225.7		70,449.3		55,447.2
Securities sold under agreements to repurchase and securities loaned	106,661.5		68,016.2		43,097.8		43,694.1		32,103.1
Long-term borrowings	11,257.5		5,160.5		3,482.0		2,128.2		1,325.4
Redeemable trust securities	200.0		200.0		200.0		200.0		200.0
Stockholders' equity	6,506.0		3,907.2		2,927.7		2,061.5		1,647.2
Other Financial Data:
Ratio of net assets to stockholders' equity(5)	14.7	x	12.6	x	9.6	x	13.2	x	15.5	x
Ratio of long-term borrowings to total capitalization(6)	0.59		0.53		0.52		0.48		0.40
Return on average equity(7)	(26.3)%		19.1%		16.5%		24.1%		20.6%
Ratio of earnings to fixed charges(8)(9)	0.82	x	1.19	x	1.13	x	1.16	x	1.16	x
Ratio of earnings to combined fixed charges and preferred stock dividends(8)(10)	0.81	x	1.19	x	1.13	x	1.16	x	1.16	x

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

  For CSFB (USA), Inc., consolidated earnings per share are calculated by dividing earnings applicable to consolidated common shares outstanding by the weighted average amount of the consolidated common shares outstanding, as adjusted for the change in the capital structure of CSFB (USA), Inc. described above. Basic and diluted earnings per share are the same for all periods presented.

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

SELECTED COMBINED FINANCIAL INFORMATION(1)

CSFBdirect

	Years Ended December 31,
	2000	1999	1998	1997	1996
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Commissions	$193,490	$142,805	$78,717	$50,948	$54,166
Underwritings	6,821	8,987	—	—	—
Fees	84,169	47,811	25,484	12,109	6,426
Interest(2)	72,316	38,468	13,723	4,160	2,569

Total net revenues	356,796	238,071	117,924	67,217	63,161

Costs and expenses:
Compensation and benefits	124,119	60,991	28,260	17,174	11,202
Brokerage, clearing, exchange and other fees	53,329	39,206	28,423	20,909	15,422
Advertising	60,251	62,913	23,560	13,137	9,093
Occupancy and related costs	15,554	3,988	1,623	3,352	1,923
Communications and technology	44,173	25,169	14,925	7,926	6,673
Merger-related costs	6,587	—	—	—	—
Other operating expenses	53,535	27,764	18,665	10,844	5,567

Total costs and expenses	357,548	220,031	115,456	73,342	49,880

Income (loss) before income tax provision (benefit) and equity in net loss of joint ventures	(752)	18,040	2,468	(6,125)	13,281

Income tax provision (benefit)	183	7,893	1,008	(2,502)	5,425
Equity in net loss of joint ventures	(6,995)	(3,215)	—	—	—

Net income (loss)	$(7,930)	$6,932	$1,460	$(3,623)	$7,856

	As of December 31,
	2000	1999
	(In thousands)
Statement of Financial Condition Data:
Cash and cash equivalents	$141,560	$237,020
Total assets	276,538	278,442
Long-term liabilities	—	—
Total allocated equity	223,290	231,792

	As of and for the Years Ended December 31,
	2000	1999	1998	1997	1996
	(Dollars in thousands)(Unaudited)
Other Data:
Total trades	7,679,000	5,667,000	2,875,000	1,535,000	929,000
Average trades per day	30,400	22,700	11,400	6,100	3,700
Total customer assets	$20,100,000	$20,400,000	$8,900,000	$4,600,000	$2,500,000
Total accounts	1,000,000	766,000	529,000	390,000	280,000
Total active accounts(3)	466,000	333,000	210,000	144,000	113,000
Total employees	1,692	865	374	283	174
Total technology employees	636	215	119	82	34
Other Data—Unconsolidated Joint Ventures(4):
Total trades	1,607,000	147,000
Average trades per day(5)	6,400	1,100
Total customer assets	$2,700,000	$1,300,000
Total accounts	84,000	29,000
Total active accounts(3)	54,000	14,000
Total employees	179	46
Total technology employees	20	4

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

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
ITEMS 14(a)(1) AND 14(a)(2)

F–1

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

F–2

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

F–3

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

F–4

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

F–5

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
(Formerly Donaldson, Lufkin & Jenrette, Inc. and Subsidiaries)

Consolidated Statements of Operations (Continued)

(In thousands, except share and per share data)

	Years Ended December 31,
	2000	1999	1998
Earnings (loss) applicable to common shares:
CSFB (USA), Inc.:
Income (loss) before extraordinary item	$(1,085,245)	$579,520	$349,490
Extraordinary loss, net of tax	(11,722)	—	—

Net income (loss)	$(1,096,967)	$579,520	$349,490

CSFB (USA):
Income (loss) before extraordinary item	$(1,083,826)	$580,423	$349,490
Extraordinary loss, net of tax	(11,722)	—	—

Net income (loss)	$(1,095,548)	$580,423	$349,490

CSFBdirect	$(1,419)	$(903)	***

Earnings (loss) per common share:
CSFB (USA), Inc.—Basic and Diluted:
Income (loss) before extraordinary item	$(1,085,245)	$579,520	$349,490
Extraordinary loss, net of tax	(11,722)	—	—

Net income (loss)	$(1,096,967)	$579,520	$349,490

CSFB (USA)—Basic and Diluted:
Income (loss) before extraordinary item	$(1,083,826)	$580,423	$349,490
Extraordinary loss, net of tax	(11,722)	—	—

Net income (loss)	$(1,095,548)	$580,423	$349,490

CSFBdirect
Basic	$(0.08)	$(0.05)	***
Diluted	$(0.08)	$(0.05)	***

Weighted average common shares:
CSFB (USA), Inc.
Basic and Diluted	1,000	1,000	1,000

CSFB (USA)
Basic and Diluted	1,000	1,000	1,000

CSFBdirect
Basic	18,400,000	18,400,000	***
Diluted	18,400,000	18,400,000	***

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

F–6

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

F–7

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

F–8

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

F–9

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

F–10

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

F–11

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

F–12

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

F–13

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

F–14

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

F–15

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

F–16

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

F–17

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

F–18

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

F–19

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

F–20

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

F–21

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

F–22

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

F–23

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

F–24

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

F–25

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

F–26

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

F–27

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

    For CSFB (USA), Inc., consolidated earnings per share are calculated by dividing earnings applicable to consolidated common shares outstanding by the weighted average amount of the consolidated common shares outstanding, as adjusted for the change in the capital structure of CSFB (USA), Inc. described above. Basic and diluted earnings per share are the same for all periods presented.

F–28

    The numerators and denominators of the basic and diluted earnings per common share computations include the following items:

	December 31, 2000		December 31, 1999		December 31, 1998
	Income	Shares	Income	Shares	Income	Shares
	(In thousands, except share data)
CSFB (USA), Inc.
Basic Earnings (loss) applicable to Common Shares	$(1,096,967)	1,000	$579,520	1,000	$349,490	1,000
Effect of Dilutive Securities	—	—	—	—	—	—

Diluted Earnings (loss) applicable to Common Shares	$(1,096,967)	1,000	$579,520	1,000	$349,490	1,000

CSFB (USA) Common Stock
Basic Earnings applicable to Common Shares	$(1,095,548)	1,000	$580,423	1,000	$349,490	1,000
Effect of Dilutive Securities:
Restricted stock units	—	—	—	—	—	—
Stock options	—	—	—	—	—	—

Diluted Earnings applicable to Common Shares	$(1,095,548)	1,000	$580,423	1,000	$349,490	1,000

CSFBdirect Common Stock
Basic Earnings (loss) applicable to Common Shares-Basic and Diluted	$(1,419)	18,400,000	$(903)	18,400,000
Effect of Dilutive Securities:
Stock options	—	—	—	—

Diluted Earnings (loss) applicable to Common Shares	$(1,419)	18,400,000	$(903)	18,400,000

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

F–29

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

    In May 1999, with the issuance of the Tracking Stock, the Company adopted the 1999 DLJdirect Incentive Compensation Plan (the "CSFBdirect Incentive Plan"). The Compensation Committee determines awards under the CSFBdirect Incentive Plan. Under this plan, stock options on CSFBdirect stock are granted at a price equal to the fair value of the stock at the date of grant. The options are exercisable for up to ten years from the date of grant and vest in four equal annual installments starting one year from the date of grant. Under the CSFBdirect Incentive Plan, 10,000,000 shares are issuable.

F–30

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

F–31

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

CSFBdirect Common Stock:
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

F–32

the fair value of options at the grant date), the Company would have reported the following net earnings applicable to common shares and earnings per common share:

		CSFB (USA), Inc.			CSFB (USA)			CSFBdirect
		2000	1999	1998	2000	1999	1998	2000	1999
		(In thousands, except per share data)
Net earnings (loss) applicable to common shares	As reported	$(1,096,967)	$579,520	$349,490	$(1,095,548)	$580,423	$349,490	$(1,419)	$(903)
	Pro forma	$(1,160,175)	$539,738	$328,390	$(1,145,279)	$546,083	$328,390	$(14,896)	$(6,345)
Basic earnings (loss) per common share	As reported	$(1,096,967)	$579,520	$349,490	$(1,095,548)	$580,423	$349,490	$(0.08)	$(0.05)
	Pro forma	$(1,160,175)	$539,738	$328,390	$(1,145,279)	$546,083	$328,390	$(0.81)	$(0.34)
Diluted earnings (loss) per common share	As reported	$(1,096,967)	$579,520	$349,490	$(1,095,548)	$580,423	$349,490	$(0.08)	$(0.05)
	Pro forma	$(1,160,175)	$539,738	$328,390	$(1,145,279)	$546,083	$328,390	$(0.81)	$(0.34)

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

F–33

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

F–34

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

F–35

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

F–36

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

F–37

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

F–38

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

F–39

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

F–40

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

F–41

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

F–42

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

F–43

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

F–44

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

F–45

23. Quarterly Data (Unaudited)

						CSFBdirect Common Shares** Earnings Per Share
					CSFB (USA) Common Shares* Earnings Per Share Basic and Diluted
	Total Net Revenues	Income Before Provision For Income Taxes	Net Income	CSFB (USA), Inc. Earnings Per Share Basic and Diluted
						Basic	Diluted
2000:
First quarter	$1,888,902	$389,200	$245,200	$239,911	$237,474	$0.13	$0.13
Second quarter	1,552,625	257,500	162,200	156,911	158,096	(0.06)	(0.06)
Third quarter	1,347,368	79,000	49,800	44,511	45,256	(0.04)	(0.04)
Fourth quarter	1,280,169	(2,247,864)	(1,533,012)	(1,538,300)	(1,536,374)	(0.11)	(0.11)

Total year	$6,069,064	$(1,522,164)	$(1,075,812)	$(1,096,967)	$(1,095,548)	$(0.08)	$(0.08)

1999:
First quarter	$1,137,497	$197,000	$121,650	$116,361	$116,361	$0.07	$0.07
Second quarter	1,429,865	259,000	165,650	160,361	160,312	0.05	0.05
Third quarter	1,328,675	194,000	122,200	116,911	117,507	(0.03)	(0.03)
Fourth quarter	1,659,987	303,500	191,200	185,887	186,243	(0.02)	(0.02)

Total year	$5,556,024	$953,500	$600,700	$579,520	$580,423	$0.07	$0.07

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

F–46

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

F–47

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

F–48

CREDIT SUISSE FIRST BOSTON (USA), INC.
(Formerly Donaldson, Lufkin & Jenrette, Inc.)

(Parent Company)

Condensed Statements of Operations

(In thousands, except share and per share data)

	Years Ended December 31,
	2000	1999	1998
Earnings (loss) applicable to common shares:
CSFB (USA), Inc.:
Income (loss) before extraordinary item	$(1,085,245)	$579,520	$349,490
Extraordinary loss, net of tax	(11,722)	—	—

Net income (loss)	$(1,096,967)	$579,520	$349,490

CSFB (USA):
Income (loss) before extraordinary item	$(1,083,826)	$580,423	$349,490
Extraordinary loss, net of tax	(11,722)	—	—

Net income (loss)	$(1,095,548)	$580,423	$349,490

CSFBdirect	$(1,419)	$(903)	***

Earnings (loss) per common share:
CSFB (USA), Inc.—Basic and Diluted:
Income (loss) before extraordinary item	$(1,085,245)	$579,520	$349,490
Extraordinary loss, net of tax	(11,722)	—	—

Net income (loss)	$(1,096,967)	$579,520	$349,490

CSFB (USA)—Basic and Diluted:
Income (loss) before extraordinary item	$(1,083,826)	$580,423	$349,490
Extraordinary loss, net of tax	(11,722)	—	—

Net income (loss)	$(1,095,548)	$580,423	$349,490

CSFBdirect***
Basic	$(0.08)	$(0.05)	***

Diluted	$(0.08)	$(0.05)	***

Weighted average common shares outstanding:
CSFB (USA), Inc.
Basic and Diluted	1,000	1,000	1,000

CSFB (USA)
Basic and Diluted	1,000	1,000	1,000

CSFBdirect
Basic	18,400,000	18,400,000	***

Diluted	18,400,000	18,400,000	***

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

F–49

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

F–50

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

F–51

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

F–52

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

    For CSFB (USA), Inc., consolidated earnings per share are calculated by dividing earnings applicable to consolidated common shares outstanding by the weighted average amount of the consolidated common shares outstanding, as adjusted for the change in the capital structure of CSFB (USA), Inc. described above. Basic and diluted earnings per share are the same for all periods presented.

8.  Subsequent Event

    On March 26, 2001, the Company announced its intention to acquire for $4.00 per share the 18,400,000 shares of its CSFBdirect Common Stock owned by the public. The proposed transaction is subject to the approval of the Company's board of directors and the negotiation and execution of definitive documentation.

F–53

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

F–54

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

F–55

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

See accompanying notes to combined financial statements.

F–56

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

F–57

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

F–58

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

    Even though CSFB (USA), Inc. has allocated certain assets, liabilities, revenues, expenses and cash flows to CSFBdirect, that allocation will not change the legal title to any assets or responsibility for any liabilities and will not affect the rights of creditors. Holders of CSFBdirect Common Stock are common stockholders of CSFB (USA), Inc. and are subject to all the risks associated with an investment in CSFB (USA), Inc. and all of its businesses, assets and liabilities. Material financial events, which may occur at CSFB (USA), Inc., may affect CSFBdirect's results of operations or financial position. Accordingly, financial information for CSFBdirect should be read in conjunction with financial information of CSFB (USA), Inc. included herein.

F–59

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

F–60

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

F–61

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

F–62

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

F–63

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

F–64

8.  Employee Compensation and Benefit Plans

1999 Incentive Compensation Plan—CSFBdirect Common Stock

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

    CSFBdirect accounts for its stock option plans in accordance with APB Opinion No. 25 and, accordingly, does not recognize any compensation cost associated with such plans in the combined financial statements. If CSFBdirect had calculated compensation cost under SFAS No. 123 (based on

F–65

the fair value of options at the grant date), CSFBdirect would have reported the following net income (loss) for the period the CSFBdirect Common Stock was outstanding:

		2000	1999
		(in thousands)
Net income (loss)	As reported	$(7,930)	$6,932
	Pro forma	$(21,407)	$1,490

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

9.  Leases, Commitments

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

10.  Legal Proceedings

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

F–66

material adverse effect on the combined financial condition or combined results of operations of CSFBdirect.

11.  Subsequent Events

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

12.  Quarterly Data (Unaudited)

	Total Net Revenues	Income (Loss) Before Income Tax Provision And Equity in Net Loss Of Joint Venture	Net Income (Loss)
	(In thousands)
2000:
First quarter	$114,213	$25,469	$13,614
Second quarter	83,614	(7,917)	(6,621)
Third quarter	78,978	(3,104)	(4,162)
Fourth quarter	79,991	(15,200)	(10,761)

Total year	$356,796	$(752)	$(7,930)

1999:
First quarter	$47,202	$11,261	$7,173
Second quarter	59,674	11,241	5,076
Third quarter	54,881	(3,728)	(3,330)
Fourth quarter	76,314	(734)	(1,987)

Total year	$238,071	$18,040	$6,932

F–67

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, hereunto duly authorized, on the 2nd day of October, 2001.

CREDIT SUISSE FIRST BOSTON (USA), INC.
By:	/s/ DAVID C. FISHER Name: David C. Fisher Title: Chief Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ ANTHONY F. DADDINO* Anthony F. Daddino	Director, Chief Financial and Administrative Officer (Principal Financial Officer)	October 2, 2001
/s/ DAVID C. FISHER David C. Fisher	Chief Accounting Officer (Principal Accounting Officer)	October 2, 2001
/s/ ROBERT M. BAYLIS* Robert M. Baylis	Director	October 2, 2001
/s/ BRADY W. DOUGAN* Brady W. Dougan	Director, Division Head—Securities	October 2, 2001
/s/ CAROL B. EINIGER* Carol B. Einiger	Director	October 2, 2001
/s/ GATES H. HAWN* Gates H. Hawn	Director, Division Head—Financial Services	October 2, 2001
/s/ HAMILTON E. JAMES* Hamilton E. James	Director, Division Co-Head—Investment Banking	October 2, 2001
/s/ PHILIP K. RYAN* Philip K. Ryan	Director	October 2, 2001
/s/ RICHARD E. THORNBURGH* Richard E. Thornburgh	Director, Division Head—Finance, Administration and Operations	October 2, 2001

/s/ MAYNARD J. TOLL, JR.* Maynard J. Toll, Jr.	Director	October 2, 2001
/s/ CHARLES G. WARD III* Charles G. Ward III	Director, Division Co-Head—Investment Banking	October 2, 2001
*By:	/s/ DAVID C. FISHER David C. Fisher Attorney-in-fact

INDEX TO EXHIBITS

Exhibit No.	Description
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

E–1

10.4
Donaldson, Lufkin & Jenrette, Inc. 1996 Incentive Compensation Plan (Incorporated by reference to Annex B of the Registrant's Proxy Statement on Schedule 14A filed on March 22, 1996 and furnished to shareholders in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders held on April 30, 1996).†
10.5	Credit Suisse Group Management Performance Plan (GMPP) International.* †
10.6	Credit Suisse Group International Share Plan.** †
10.7	Form of 1997-1999 Incentive Compensation Unit Agreement.* †
10.8	Form of Split Dollar Insurance Agreement.* †
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

E–2

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

E–3

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

E–4

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

E–5

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
11.1	Statement re: computation of basic earnings per share.***
11.2	Statement re: computation of diluted earnings per share.***
12.1	Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends.*
21.1	Subsidiaries of the Registrant.*
23.1	Consent of KPMG LLP.*
24.1	Power of Attorney.*

*
Filed as part of the Registrant's Annual Report on Form 10-K filed on March 30, 2001.

**
Filed as part of the Registrant's Amended Annual Report on Form 10-KA filed on April 10, 2001.

***
Filed herewith.

†
This exhibit is a management contract or a compensatory plan or arrangement.

E–6

QuickLinks

  Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operation
SELECTED CONSOLIDATED FINANCIAL DATA(1) Credit Suisse First Boston (USA), Inc. and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
SELECTED COMBINED FINANCIAL INFORMATION
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