Form 10-Q/A
period 2001-03-31
CREDIT SUISSE FIRST BOSTON USA INC
filed 2001-10-02
CIK 29646

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE: This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (the "Form 10-Q") is filed solely to amend the information required by Items 1, 2 and 6 to include earnings/(loss) applicable to common shares and per common share of the Registrant on a consolidated basis and to delete earnings/(loss) applicable to shares of CSFBdirect Common Stock and per share of CSFBdirect Common Stock, as more fully described below. The amounts of earnings/(loss) applicable to shares of CSFB (USA) Common Stock and shares of CSFBdirect Common Stock and per share of CSFB (USA) Common Stock and per share of CSFBdirect Common Stock have not changed and are not being amended.

Item 1, Condensed Consolidated Financial Statements of the Registrant and Subsidiaries, is amended to include earnings/(loss) applicable to common shares and per share of the Registrant on a consolidated basis. Item 1, Condensed Combined Financial Statements of CSFBdirect, is amended to delete earnings/(loss) applicable to shares of CSFBdirect Common Stock and per share of CSFBdirect Common Stock. Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for CSFBdirect, is amended to delete the last sentence in "—Results of Operations—Quarter ended March 31, 2001 Compared to Quarter ended March 31, 2000, relating to earnings/(loss) applicable to shares of CSFBdirect Common Stock and per share of CSFBdirect Common Stock. Item 6, Exhibit 11.1 Statement re: computation of basic earnings per share, and Exhibit 11.2, Statement re: computation of diluted earnings per share, are amended to include the computation of earnings/(loss) applicable to common shares and per share of the Registrant on a consolidated basis.

On August 21, 2001, Credit Suisse First Boston, Inc. completed a tender offer for the 18,400,000 shares of CSFBdirect Common Stock owned by the public for USD 6 per share in cash, or a total of approximately USD 110 million, and the Registrant subsequently effected a short-form merger to acquire the untendered shares and has deregistered and delisted the shares of CSFBdirect Common Stock from the New York Stock Exchange.

The Registrant hereby amends Items 1, 2, and 6 to the Form 10-Q in their entirety and replaces such Items with the following:

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

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2001	2000
Revenues:
Principal transactions-net	$799,532	$502,455
Investment banking and advisory	920,855	649,785
Commissions	449,079	447,622
Interest and dividend income (net of interest expense of $3,300,420 and $1,550,064, respectively)	152,886	203,113
Other	188,921	24,207

Total revenues	2,511,273	1,827,182

Expenses:
Employee compensation and benefits	1,340,835	1,077,358
Occupancy and equipment rental	160,153	90,655
Brokerage, clearing, exchange fees	67,730	41,080
Communications	72,647	42,186
Professional fees	76,552	48,366
Merger-related costs	143,100	—
Other operating expenses	191,036	138,337

Total costs and expenses	2,052,053	1,437,982

Income before provision for income taxes and cumulative effect of change in accounting principle	459,220	389,200

Provision for income taxes	156,767	144,000

Income before cumulative effect of change in accounting principle	302,453	245,200

Cumulative effect of change in accounting principle, net of tax provision of $346	642	—

Net income	$303,095	$245,200

Dividends on preferred stock	$5,289	$5,289

Earnings applicable to common shares	$297,806	$239,911

See accompanying notes to condensed consolidated financial statements.

	Three Months Ended March 31,
	2001	2000
Earnings (loss) applicable to common shares:
CSFB (USA), Inc.:
Income before cumulative effect of change in accounting principle	$297,164	$239,911
Cumulative effect of change in accounting principle, net of tax	$642	$—

Earnings (loss) applicable to common shares	$297,806	$239,911

CSFB (USA):
Income before cumulative effect of change in accounting principle	$304,587	$237,474
Cumulative effect of change in accounting principle, net of tax	$642	$—

Earnings (loss) applicable to common shares	$305,229	$237,474

CSFBdirect	$(7,423)	$2,437

Earnings (loss) per common share:
CSFB (USA), Inc.—Basic and Diluted:
Income before cumulative effect of change in accounting principle	$297,164	$239,911
Cumulative effect of change in accounting principle, net of tax	$642	$—

Earnings (loss) per common share	$297,806	$239,911

CSFB (USA)—Basic and Diluted:
Income before cumulative effect of change in accounting principle	$304,587	$237,474
Cumulative effect of change in accounting principle, net of tax	$642	$—

Earnings (loss) applicable to common shares	$305,229	$237,474

CSFBdirect
Basic	$(0.40)	$0.13

Diluted	$(0.40)	$0.13

Weighted average common shares:
CSFB (USA), Inc.
Basic and Diluted	1,000	1,000

CSFB (USA)
Basic and Diluted	1,000	1,000

CSFBdirect
Basic	18,400,000	18,400,000
Diluted	18,400,000	18,482,000

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

    The numerators and denominators of the basic and diluted earnings per common share computations include the following items:

	March 31, 2001		March 31, 2000
	Income	Shares	Income	Shares
	(in thousands, except share data)
CSFB (USA), Inc.
Basic Earnings applicable to Common Shares	$297,806	1,000	$239,911	1,000
Effect of Dilutive Securities:
Stock options	—	—	—	—

Diluted Earnings applicable to Common Shares	$297,806	1,000	$239,911	1,000

CSFB (USA) Common Stock
Basic Earnings applicable to Common Shares	$305,229	1,000	$237,474	1,000
Effect of Dilutive Securities:
Stock options	—	—	—	—

Diluted Earnings applicable to Common Shares	$305,229	1,000	$237,474	1,000

CSFBdirect Common Stock
Basic Earnings (Loss) applicable to Common Shares—Basic and Diluted	$(7,423)	18,400,000	$2,437	18,400,000
Effect of Dilutive Securities:
Stock options	—	—	—	82,000

Diluted Earnings (Loss) applicable to Common Shares	$(7,423)	18,400,000	$2,437	18,482,000

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

7.  Legal Proceedings

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

8.  Subsequent Event

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

CREDIT SUISSE FIRST BOSTON (USA), INC.
October 2, 2001	By:	/s/ DAVID C. FISHER David C. Fisher Chief Accounting Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibits No.	Description
2.1	Agreement and Plan of Merger, dated as of August 30, 2000, among Credit Suisse Group, Diamond Acquisition Corp. and the Registrant, as amended (incorporated by reference to Exhibit (d)(1) to the Tender Offer Statement on Schedule TO filed by Credit Suisse Group and the Diamond Acquisition Corp. in relation to the Registration on September 8, 2000 and Exhibit (d)(5) to Amendment No. 2 to such Tender Offer Statement on Schedule TO/A filed by Credit Suisse Group and the Diamond Acquisition Corp. in relation to the Registrant on October 6, 2000).
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
3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).
3.2	By-laws of the Registrant (Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1, File No. 33-96276).
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
10.67	Assignment Agreement by and between Credit Suisse First Boston (USA), Inc. (successor in interest to Donaldson, Lufkin & Jenrette, Inc.) and the Chase Manhattan Bank.**
11.1	Statement re: computation of basic earnings per share.*
11.2	Statement re: computation of diluted earnings per share.*
12.1	Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends.**

*
Filed herewith.

**
Filed as part of the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2001.

QuickLinks

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
Signature
INDEX TO EXHIBITS