Form 10-Q/A
period 2001-06-30
CREDIT SUISSE FIRST BOSTON USA INC
filed 2001-10-02
CIK 29646

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

EXPLANATORY NOTE: This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (the "Form 10-Q") is filed solely to amend the information required by Items 1, 2 and 6 to include earnings/(loss) applicable to common shares and per common share of the Registrant on a consolidated basis and to delete earnings/(loss) applicable to shares of CSFBdirect Common Stock and per share of CSFBdirect Common Stock, as more fully described below. The amounts of earnings/(loss) applicable to shares of CSFB (USA) Common Stock and shares of CSFBdirect Common Stock and per share of CSFB (USA) Common Stock and per share of CSFBdirect Common Stock have not changed and are not being amended.

Item 1, Condensed Consolidated Financial Statements of the Registrant and Subsidiaries, is amended to include earnings/(loss) applicable to common shares and per share of the Registrant on a consolidated basis. Item 1, Condensed Combined Financial Statements of CSFBdirect, is amended to delete earnings/(loss) applicable to shares of CSFBdirect Common Stock and per share of CSFBdirect Common Stock. Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for CSFBdirect, is amended to delete the last sentence in "—Results of Operations—Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000" and to delete the last sentence in "—Results of Operations—Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000", in each case relating to earnings/(loss) applicable to shares of CSFBdirect Common Stock and per share of CSFBdirect Common Stock. Item 6, Exhibit 11.1, Statement re: computation of basic earnings per share, and Exhibit 11.2, Statement re: computation of diluted earnings per share, are amended to include the computation of earnings/(loss) applicable to common shares and per share of the Registrant on a consolidated basis.

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

The Registrant hereby amends Items 1, 2 and 6 to the Form 10-Q in their entirety and replaces such Items with the following:

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

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Continued)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Earnings (loss) applicable to common shares:
CSFB (USA), Inc.:
Income before cumulative effect of change in accounting principle	$63,740	$156,911	$360,904	$396,822
Cumulative effect of change in accounting principle, net of tax	$—	$—	$642	$—

Earnings (loss) applicable to common shares	$63,740	$156,911	$361,546	$396,822

CSFB (USA):
Income before cumulative effect of a change in accounting principle	$68,982	$158,096	$373,569	$395,570
Cumulative effect of change in accounting principle, net of tax	$—	$—	$642	$—

Earnings (loss) applicable to common shares	$68,982	$158,096	$374,211	$395,570

CSFBdirect	$(5,242)	$(1,185)	$(12,665)	$1,252

Earnings (loss) per common share:
CSFB (USA), Inc.—Basic and Diluted:
Income before cumulative effect of change in accounting principle	$63,740	$156,911	$360,904	$396,822
Cumulative effect of change in accounting principle, net of tax	$—	$—	$642	$—

Earnings (loss) per common share	$63,740	$156,911	$361,546	$396,822

CSFB (USA)—Basic and Diluted:
Income before cumulative effect of change in accounting principle	$68,982	$158,096	$373,569	$395,570
Cumulative effect of change in accounting principle, net of tax	$—	$—	$642	$—

Earnings (loss) per common share	$68,982	$158,096	$374,211	$395,570

CSFBdirect
Basic	$(0.28)	$(0.06)	$(0.69)	$0.07

Diluted	$(0.28)	$(0.06)	$(0.69)	$0.07

Weighted average common shares:
CSFB (USA), Inc.
Basic and Diluted	1,000	1,000	1,000	1,000

CSFB (USA)
Basic and Diluted	1,000	1,000	1,000	1,000

CSFBdirect
Basic	18,400,000	18,400,000	18,400,000	18,400,000

Diluted	18,400,000	18,400,000	18,400,000	18,401,000

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

Condensed Consolidated Statements of Cash Flows (Continued)

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

    For CSFB (USA), Inc., consolidated earnings per share is calculated by dividing earnings applicable to consolidated common shares outstanding by the weighted average amount of the consolidated common shares outstanding, as adjusted for the change in the capital structure of CSFB (USA), Inc. described above. Basic and diluted earnings per share are the same for all periods presented.

    The numerators and denominators of the basic and diluted earnings per common share computations include the following items:

	Three Months Ended				Six Months Ended
	June 30, 2001		June 30, 2000		June 30, 2001		June 30, 2000
	Income	Shares	Income	Shares	Income	Shares	Income	Shares
	(in thousands, except share data)
CSFB (USA), Inc.
Basic Earnings applicable to Common Shares	$63,740	1,000	$156,911	1,000	$361,546	1,000	$396,822	1,000
Effect of Dilutive Securities:
Stock options	—	—	—	—	—	—	—	—

Diluted Earnings applicable to Common Shares	$63,740	1,000	$156,911	1,000	$361,546	1,000	$396,822	1,000

CSFB (USA) Common Stock
Basic Earnings applicable to Common Shares	$68,982	1,000	$158,096	1,000	$374,211	1,000	$395,570	1,000
Effect of Dilutive Securities:
Stock options	—	—	—	—	—	—	—	—

Diluted Earnings applicable to Common Shares	$68,982	1,000	158,096	1,000	$374,211	1,000	$395,570	1,000

CSFBdirect Common Stock
Basic Earnings (Loss) applicable to Common Shares:
Basic and Diluted	(5,242)	18,400,000	(1,185)	18,400,000	$(12,665)	18,400,000	$1,252	18,400,000
Effect of Dilutive Securities:
Stock options	—	—	—	—	—	—	—	1,000

Diluted Earnings (Loss) applicable to Common Shares	$(5,242)	18,400,000	(1,185)	18,400,000	$(12,665)	18,400,000	$1,252	18,401,000

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

	Equity	IBD	FID	Financial Services	Elimination & Other	Total
	(in millions)
For the Quarters Ended:
June 30, 2001
Net revenues from external sources	$632.5	$450.0	$394.3	$270.9	$90.4	$1,838.1
Net intersegment revenues	—	—	—	25.3	(25.3)	—
Net interest and dividend revenue	(44.5)	(6.1)	282.4	88.8	(38.5)	282.1
Income (loss) before provision for income taxes and cumulative effect of a change in accounting principle	$176.3	$(316.0)	$260.5	$(9.0)	$(15.0)	$96.8
June 30, 2000
Net revenues from external sources	$327.6	$457.3	$119.9	$368.9	$104.3	$1,378.0
Net intersegment revenues	(1.2)	—	(0.1)	42.2	(40.9)	—
Net interest and dividend revenue	22.4	(7.5)	42.3	114.9	40.7	212.8
Income (loss) before income taxes	$33.4	$102.5	$31.7	$101.1	$(11.2)	$257.5
For the Six Months Ended:
June 30, 2001
Net revenues from external sources	$1,410.3	$971.7	$901.9	$606.9	$305.6	$4,196.4
Net intersegment revenues	—	—	—	56.5	(56.5)	—
Net interest and dividend revenue	(147.3)	(29.5)	441.1	172.8	(2.1)	435.0
Income (loss) before income taxes and cumulative effect of a change in accounting principle	$381.9	$(301.6)	$539.6	$(6.3)	$(57.6)	$556.0

	Equity	IBD	FID	Financial Services	Elimination & Other	Total
			(in millions)
June 30, 2000
Net revenues from external sources	$751.1	$996.7	$313.3	$838.4	$102.6	$3,002.1
Net intersegment revenues	(3.1)	—	—	87.4	(84.3)	—
Net interest and dividend revenue	31.8	(10.5)	90.3	231.4	72.9	415.9
Income (loss) before income taxes	$109.3	$257.9	$113.9	$262.3	$(96.7)	$646.7

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

8.  Subsequent Event

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

    CSFBdirect reported a net loss of $31.1 million for the quarter ended June 30, 2001 as compared with a net loss of $6.6 million for the quarter ended June 30, 2000.

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

*
Filed herewith.

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
10.67	Assignment Agreement by and between Credit Suisse First Boston (USA), Inc. (successor in interest to Donaldson, Lufkin & Jenrette, Inc.) and the Chase Manhattan Bank.***
11.1	Statement re: computation of basic earnings per share.*
11.2	Statement re: computation of diluted earnings per share.*
12.1	Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends.**

*
Filed herewith.

**
Filed as part of the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2001.

***
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