Form 10-Q
period 2001-09-30
CREDIT SUISSE FIRST BOSTON USA INC
filed 2001-11-14
CIK 29646

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the nine months ended September 30, 2001

Commission File Number: 1-6862

Credit Suisse First Boston (USA), Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-1898818
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

Eleven Madison Avenue, New York, N.Y.	10010
(Address of principal executive offices)	(Zip Code)

(212) 325-2000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

All of the outstanding shares of common stock of the registrant, $0.10 par value, are held by Credit Suisse First Boston, Inc.

Credit Suisse First Boston (USA), Inc.

Quarterly Report on Form 10-Q for the Nine Months Ended September 30, 2001

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share data)

	September 30, 2001	December 31, 2000
ASSETS
Cash and cash equivalents	$2,062,406	$2,758,390
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	6,013,539	4,968,705
Collateralized short-term agreements:
Securities purchased under agreements to resell	39,981,188	35,598,793
Securities borrowed	68,012,250	77,304,516
Receivables:
Customers	5,031,494	8,991,211
Brokers, dealers and other	20,709,704	9,206,523
Financial instruments owned, at value:
U.S. government and agencies (includes securities pledged as collateral of $25,018,199 and $14,272,177, respectively)	30,851,174	25,052,071
Corporate debt (includes securities pledged as collateral of $7,674,425 and $6,074,305, respectively)	9,874,616	12,701,622
Mortgage whole loans (includes loans pledged as collateral of $8,078,349 and $4,136,383, respectively)	9,326,314	6,870,172
Equities (includes securities pledged as collateral of $6,681,963 and $9,325,965, respectively)	9,134,478	15,332,579
Commercial paper	1,696,725	236,656
Merchant banking investments	870,364	1,031,339
Other	4,665,243	3,612,129
Federal income taxes receivable	77,754	489,790
Net deferred tax asset	1,978,815	1,820,857
Office facilities at cost (net of accumulated depreciation and amortization of $638,229 and $723,365, respectively)	775,205	990,653
Goodwill	286,590	312,770
Other assets and deferred amounts	7,802,625	4,940,476
Total Assets	$219,150,484	$212,219,252

See accompanying notes to condensed consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share data)

	September 30, 2001	December 31, 2000
LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term borrowings	$9,199,731	$20,818,494
Collateralized short-term financings:
Securities sold under agreements to repurchase	96,551,389	71,063,703
Securities loaned	23,319,926	35,597,774
Payables:
Customers	12,068,011	12,118,763
Brokers, dealers and other	21,041,951	13,578,923
Financial instruments sold not yet purchased, at value:
U.S. government and agencies	21,252,717	21,987,370
Corporate debt	3,596,173	4,115,817
Equities	3,022,032	3,421,406
Other	3,236,010	2,668,346
Obligation to return securities received as collateral	942,535	-
Accounts payable and accrued expenses	4,214,835	7,488,068
Other liabilities	2,013,990	1,397,101
Long-term borrowings	11,510,632	11,257,516
Company-obligated mandatorily redeemable trust securities of subsidiary trust holding solely debentures of the Company	-	200,000
Stockholders' Equity:
Preferred stock, 50,000,000 shares authorized:
Series A Preferred Stock, at $50.00 per share liquidation preference (4,000,000 shares issued and outstanding)	200,000	200,000
Series B Preferred Stock, at $50.00 per share liquidation preference (3,500,000 shares issued and outstanding)	175,000	175,000
Common Stock, 1,500,000,000 shares authorized:
CSFB (USA) Common Stock ($0.10 par value; 500,000,000 shares authorized; 1,100 shares issued and outstanding)	-	-
CSFBdirect Common Stock ($0.10 par value; 500,000,000 shares authorized; 18,400,000 shares issued and outstanding at December 31, 2000; 84,250,000 notional shares at December 31, 2000, in respect of CSFB (USA)'s retained interest)	-	1,840
Paid–in capital	5,792,175	5,072,215
Retained earnings	1,022,799	1,064,413
Accumulated other comprehensive loss	(9,422)	(7,497)
Total stockholders' equity	7,180,552	6,505,971
Total Liabilities and Stockholders' Equity	$219,150,484	$212,219,252

See accompanying notes to condensed consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share data)

	Three Months Ended		Nine Months Ended ,
	September 30,		September 30
	2001	2000	2001	2000
Revenues:
Principal transactions-net	$20,300	$219,949	$1,390,101	$949,328
Investment banking and advisory	657,343	594,865	2,499,476	1,970,844
Commissions	354,178	308,669	1,156,065	1,152,971
Interest and dividend income (net of interest expense of $2,412,140, $1,972,732, $8,746,027, and $5,451,692, respectively)	292,242	187,721	727,247	603,633
Other	8,704	27,995	198,293	80,388
Total net revenues	1,332,767	1,339,199	5,971,182	4,757,164
Expenses:
Employee compensation and benefits	1,242,740	854,161	3,857,660	2,842,530
Occupancy and equipment rental	179,639	110,398	519,452	301,807
Brokerage, clearing and exchange fees	84,153	40,537	237,056	136,539
Communications	76,221	55,201	228,645	139,670
Professional fees	83,516	54,289	276,473	157,358
Merger-related costs	90,084	-	378,138	-
Other operating expenses	180,972	145,613	522,282	453,560
Total costs and expenses	1,937,325	1,260,199	6,019,706	4,031,464
Income (loss) before provision (benefit) for income taxes and cumulative effect of a change in accounting principle	(604,558)	79,000	(48,524)	725,700
Provision (benefit) for income taxes	(206,687)	29,200	(22,135)	268,500
Income (loss) before cumulative effect of a change in accounting principle	(397,871)	49,800	(26,389)	457,200
Cumulative effect of a change in accounting principle, net of tax provision of $346	-	-	642	-
Net income (loss)	$(397,871)	$49,800	$(25,747)	$457,200

See accompanying notes to condensed consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

For the Year Ended December 31, 2000 and the Nine Months Ended September 30, 2001

(In thousands, except per share data)

	Preferred Stock	CSFB (USA) Common Stock	CSFBdirect Common Stock	Paid–in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balances at December 31, 1999	$375,000	$—	$1,840	$1,322,540	$2,205,818	$2,044	$3,907,242
Net loss	—	—	—	—	(1,075,812)	—	(1,075,812)
Translation adjustment	—	—	—	—	—	(9,541)	(9,541)
Total comprehensive loss							(1,085,353)
Issuance of shares in consideration of transfer of CSFB Corp.	—	—	—	2,537,976	—	—	2,537,976
Dividend of DLJ Asset Management Group to parent	—	—	—	—	(28,473)	—	(28,473)
Dividends:
CSFB (USA) Common Stock	—	—	—	—	(15,965)	—	(15,965)
Preferred stock ($2.82 per share)	—	—	—	—	(21,155)	—	(21,155)
CSG Share Plan Activity	—	—	—	298,648	—	—	298,648
Exercise of stock options	—	—	—	373,140	—	—	373,140
Tax benefit on exercise of stock options	—	—	—	406,447	—	—	406,447
Tender shares to employee trust	—	—	—	122,724	—	—	122,724
Conversion of restricted stock units	—	—	—	10,740	—	—	10,740
Balances at December 31, 2000	375,000	—	1,840	5,072,215	1,064,413	(7,497)	6,505,971
Net loss	—	—	—	—	(25,747)	—	(25,747)
Translation adjustment	—	—	—	—	—	(447)	(447)
Change in accounting principle (SFAS 133)	—	—	—	—	—	(1,478)	(1,478)
Total comprehensive loss							(27,672)
Capital contribution of CSFB Capital Holdings, Inc.	—	—	—	34,519	—	—	34,519
Retirement of CSFBdirect stock.	—	—	(1,840)	1,840	—	—	—
Dividends:
Preferred stock ($2.12 per share)	—	—	—	—	(15,867)	—	(15,867)
CSG Share Plan Activity	—	—	—	683,601	—	—	683,601
Balances at September 30, 2001	$375,000	$—	$—	$5,792,175	$1,022,799	$(9,422)	$7,180,552

See accompanying notes to condensed consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2001 and 2000

	2001	2000
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(25,747)	$457,200
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	152,748	78,978
CSG Share Plan activity	621,768	—
Deferred taxes	(155,684)	141,849
Decrease (increase) in unrealized appreciation of long-term corporate development investments	209,906	(51,773)
Foreign currency translation adjustment	(447)	(3,816)
Cumulative effect of a change in accounting principle	(1,478)	—
(Increase) decrease in operating assets:
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	(1,044,834)	115,060
Securities purchased under agreements to resell	5,047,309	4,750,177
Securities borrowed	9,292,266	5,932,281
Receivables from customers	3,959,717	(2,366,156)
Receivables from brokers, dealers and other	(11,503,181)	(2,512,185)
Financial instruments owned, at value	(1,743,321)	1,203,679
Federal income taxes receivable	412,036	—
Other assets and deferred amounts	128,482	(51,249)
Increase (decrease) in operating liabilities:
Securities sold under agreements to repurchase	(5,047,309)	(4,750,177)
Securities loaned	(12,277,848)	205,100
Payables to customers	(50,752)	(369,604)
Payables to brokers, dealers and other	7,463,028	3,126,760
Financial instruments sold not yet purchased, at value	(1,086,007)	(1,986,528)
Obligation to return securities received as collateral	942,535	—
Accounts payable and accrued expenses	(3,273,233)	(166,718)
Other liabilities	678,722	(279,512)
Net cash (used in) provided by operating activities	$(7,301,324)	$3,473,366

See accompanying notes to condensed consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2001 and 2000

	2001	2000
	(In thousands)
Cash flows from investing activities:
Net proceeds from (payments for):
Capital contribution of CSFB Capital Holdings, Inc.	$34,519	$—
Purchases of merchant banking investments	(316,858)	(584,650)
Sales of merchant banking investments	267,927	766,118
Office facilities	92,130	(243,644)
Note receivable from parent	3,100,000	—
Other assets	(6,081,146)	(96,239)
Net cash used in investing activities	(2,903,428)	(158,415)
Cash flows from financing activities:
Net proceeds from (payments for):
Short-term financings	9,486,528	(3,693,030)
Redemption of preferred trust securities	(200,000)	—
Issuance (repayments) of:
Subordinated loan agreements	(4,150,000)	—
Senior notes	2,362,626	503,399
Senior secured floating rate notes	—	(9,578)
Global floating rate notes	(349,551)	—
Medium-term notes	2,427,279	1,777,812
Structured notes	(20,694)	166,925
Other long-term debt	(16,544)	579
Cash dividends	(15,867)	(31,831)
Exercise of stock options	—	247,330
Other assets	(15,009)	—
Net cash provided by (used in) financing activities	9,508,768	(1,038,394)
Increase (decrease) in cash and cash equivalents	(695,984)	2,276,557
Cash and cash equivalents at beginning of period	2,758,390	2,020,543
Cash and cash equivalents at end of period	$2,062,406	$4,297,100
Supplemental statement of cash flows information:
Supplemental schedule of noncash investing and financing activities:
Capital contribution of CSFB Capital Holdings, Inc.
Fair value of assets contributed	$67,470
Less: liabilities assumed	32,951
Capital contribution of CSFB Capital Holdings, Inc.	$34,519

See accompanying notes to condensed consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2001

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

Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America but is not required for interim reporting purposes has been condensed or omitted. These condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal, recurring accruals), as well as the accounting change to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which are necessary for a fair presentation of the condensed consolidated statements of financial condition and operations for the interim periods presented.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement No. 125" ("SFAS 140"). While the Company adopted SFAS 140 as of December 31, 2000, certain provisions related to determining whether the transferor has relinquished control of assets and, therefore, determining if the transfer should be accounted for as a sale were adopted for transactions occurring after March 31, 2001. As a result, the Company was required to recognize securities received as collateral in certain securities lending transactions in the condensed consolidated statement of financial condition as of September 30, 2001. See Note 6.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations"  ("SFAS 141"), which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. The pooling of interest method will no longer be permitted.  No business combinations were initiated or consummated for the three months ended September 30, 2001.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill be reviewed for impairment instead of being amortized to earnings. The statement is effective for fiscal years beginning after December 15, 2001.  Management is evaluating the impact of adopting SFAS 142.  For the nine months ended September 30, 2001, the amount of goodwill amortization charged to earnings was $22.8 million.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement is effective for fiscal years beginning after June 15, 2002.  SFAS 143 is not expected to have a significant impact on the Company’s financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which replaces FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS 144 requires that long-lived assets which are “held for sale” be measured at the lower of carrying amount or fair value less cost to sell and also broadens the reporting requirements for discontinued operations.  This statement is effective for fiscal years beginning after December 15, 2001, and is to be applied prospectively.  Management is evaluating the impact of adopting SFAS 144.

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

2.             Restructuring Costs and Merger–Related Costs

As of September 30, 2001, all significant restructuring initiatives contemplated in the Acquisition have been completed. During the nine months ended September 30, 2001, restructuring costs of approximately $469 million were paid. The remaining balance of $6 million is included in accounts payable and accrued expenses in the condensed consolidated statement of financial condition as of September 30, 2001. All components of restructuring costs were funded from working capital and do not require any incremental funding source. It is expected that the restructuring plan will be fully executed by December 2001.

Merger–related costs represent retention awards related to the merger, which are expensed over the vesting period. The vesting period is generally three years. Merger–related costs of $378.1 million are included in the condensed consolidated statement of operations for the nine months ended September 30, 2001.

Merger related costs of $653.3 million at September 30, 2001 are expected to be charged against earnings in the following periods:

Amounts to be charged
(in millions)
4th Quarter 2001	$84.0
Year ended 2002	$356.2
Year ended 2003	$193.1
Year ended 2004	$20.0

The following is an analysis of the change in the restructuring accrual account for the nine months ended September 30, 2001:

	Balance at	Amounts Paid	Balance at
	December 31, 2000	in 2001	September 30, 2001
		(in millions)
Compensation and benefits	$325	$325	$-
Occupancy and related costs	76	71	5
Technology costs	74	73	1
	$475	$469	$6

In addition, included in other income for the nine months ended September 30, 2001 is a gain of approximately $166.1 million on the assignment of the lease and related sale of leasehold improvements on the Company's former headquarters. In February 2001, an incremental gain related to the lease assignment of $30.4 million was deferred and is being amortized through February 2002.  The amortization of the deferred gain is included in the $166.1 million.

3.             CSFBdirect Common Stock

CSFBdirect common stock was the series of common stock issued by the Company that tracked the performance of the online brokerage unit, CSFBdirect.

On August 21, 2001, CSFBdirect Acquisition Corp., a wholly-owned subsidiary of CSFBI, completed a tender offer to acquire the 18.4 million shares of CSFBdirect common stock owned by the public for $6.00 per share in cash, or a total of approximately $110.4 million. The Company subsequently effected a short-form merger to acquire the shares and has deregistered and delisted the shares of CSFBdirect common stock from the New York Stock Exchange and retired all shares.  Subsequent to completing the tender offer, CSFBdirect Acquistion Corp. was merged into CSFB (USA), Inc. with CSFB (USA), Inc. as the surviving entity.  No earnings per share data is being presented for the current or prior periods.

4.             Related Party Transactions

In the normal course of business, the Company enters into transactions with affiliated companies. Total assets and total liabilities at September 30, 2001 and December 31, 2000 include $13.0 billion and $39.8 billion, and $5.6 billion and $47.7 billion, respectively, resulting from these transactions. Included in these transactions are revenues and expenses resulting from various securities trading, investment banking and financing activities with certain affiliates, as well as fees for administrative services performed by the Company under the terms of a management fee arrangement. Such fees are treated as a reduction of expenses in the consolidated statements of operations.

From time to time, the Company enters into financing transactions with various CSFB affiliates. Interest paid or received on notes or advances is on market terms.

5.             Income Taxes

As a result of the Acquisition, the Company is included in a consolidated federal income tax return and combined New York State and New York City income tax returns filed by CSFBI. CSFBI allocates federal, state and city income taxes to its subsidiaries on a separate return basis. Any resulting liability will be paid currently to CSFBI. Any credits for losses will be paid by CSFBI to the extent that such credits are for tax benefits that have been utilized in the consolidated federal or combined state and city income tax return. The amount due to CSFBI based on the allocation of tax expense amounted to $133.9 million for the nine months ended September 30, 2001.

During the nine months ended September 30, 2000, income taxes were accrued using the Company's estimated effective tax rate. Federal income taxes paid for the nine months ended September 30, 2000 were $221.3 million.

The following table displays a reconciliation of the difference between the expected U.S. statutory income tax rate and the effective income tax rate for the nine months ended September 30, 2001.

	Amount	Percent of Pre-tax Loss

Computed “expected” tax (benefit)	$(16,983)	(35.0)%
Increase (decrease) due to:
State and local taxes, net of U.S. income tax effects	(13,732)	(28.3)%
Dividend exclusion	(27,620)	(56.9)%
Goodwill and Intangibles	6,961	14.3%
Other	29,239	60.3%
Effective tax rate	$(22,135)	(45.6)%

Management has determined that the realization of the recognized net deferred tax asset of $2.0 billion at September 30, 2001 is more likely than not, based on anticipated future taxable income. In addition, for federal income tax purposes, the Company has planning strategies available, which may enhance its ability to utilize these tax benefits. However, if estimates of future taxable income are reduced, the amount of the deferred tax assets considered realizable could also be reduced. In addition, due to uncertainty concerning the Company's ability to generate the necessary amount and mix of state and local taxable income in future periods, the Company continues to maintain a valuation allowance against its deferred state and local tax asset.

6.             Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

Effective December 31, 2000, the Company adopted SFAS 140. As of September 30, 2001, the fair market value of assets that the Company has pledged to counterparties was $158.4 billion. The Company has also received similar assets as collateral where it has the right to re-pledge or sell the assets. As of September 30, 2001, the fair market value of the assets received was $142.6 billion. The Company routinely re-pledges or lends these assets to third parties.

Certain provisions of SFAS 140 were required to be adopted for transactions occurring after March 31, 2001. Effective April 1, 2001, as a result of the Company's adoption of these provisions of SFAS 140, the Company recognized in the condensed consolidated statement of financial condition securities received as collateral (as opposed to cash) in certain securities lending transactions. At September 30, 2001, as a result of these transactions, the Company recorded obligations to return securities received as collateral of approximately $942.5 million in the condensed consolidated statement of financial condition.

The Company enters into various transactions whereby commercial and residential mortgages are sold to a qualifying trust or special purpose trusts and securitized. Beneficial interests in those trusts are sold to investors. The investors and the securitization trusts have no recourse to the Company's assets for failure of debtors to pay when due. At September 30, 2001 the amount of beneficial interests retained by the Company is not significant. During the nine months ended September 30, 2001, the Company sold $202.3 million in residential mortgages receivable in securitization transactions. Net losses recognized on these transactions were $0.7 million for the nine months ended September 30, 2001.

7.             Borrowings

Short-term borrowings are generally demand obligations with interest approximating the Federal funds rate. Such borrowings are generally used to facilitate the securities settlement process, to finance securities inventories, and to finance securities purchased by customers on margin. At September 30, 2001 and December 31, 2000, there were no borrowings secured by Company-owned securities.

The Company has two commercial paper programs totaling $7.0 billion, which are exempt from registration under the Securities Act of 1933. At September 30, 2001, $2.5 billion of commercial paper was outstanding under these programs.

Long-term borrowings:

	September 30,	December 31,
	2001	2000
	(In thousands)
Senior notes 5.875%-8.00%, due various dates through 2008	$4,907,080	$2,544,454
Medium-term notes 0.625%-7.49%, due various dates through 2016	6,300,790	3,873,511
Global floating rate notes due 2002	-	349,551
Structured borrowings 6.909%-7.41%, due various dates through 2007	296,839	317,533
Other	5,923	22,467
Subtotal long-term borrowings	$11,510,632	$7,107,516
Subordinated Loan Agreements with CSFBI:
Revolving Subordinated Loan Agreements due 2003-2008	-	2,650,000
Equity Subordination Agreements due 2005-2008	-	1,500,000
Subtotal subordinated loan agreements with CSFBI	-	4,150,000
Total long-term borrowings	$11,510,632	$11,257,516
Current maturities of long-term borrowings	$2,592,908	$1,485,217

In May 2001, the Company replaced its $2.8 billion credit facility with a $3.5 billion revolving credit facility available to the Company and CSFBI as borrowers. At September 30, 2001, no borrowings were outstanding under this facility.

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

For the nine months ended September 30, 2001 and 2000, interest paid on all borrowings and financing arrangements was $7.9 billion and $5.3 billion, respectively. At September 30, 2001, the Company had entered into interest rate and currency swaps on $3.2 billion of its senior and medium-term notes.

During the quarter ended June 30, 2001 the Company issued $2.3 billion of medium-term notes off its existing $3.1 billion shelf. On June 29, 2001, the Company filed a new shelf registration statement with the Securities and Exchange Commission, which enables the Company to issue up to $5 billion of senior and subordinated debt securities, preferred stock and warrants to purchase debt securities, preferred stock or other equity securities. On July 27, the Company issued $2.25 billion of 5 7/8% senior notes due 2006 off this effective shelf registration statement.  The Company has issued $2.06 billion of medium-term notes off this effective shelf registration statement from July 1, 2001 through October 30, 2001.

In July 2001, the Company established a Euro Medium-Term Note program, which enables it to issue up to $5 billion of notes. This program replaces the $1.0 billion Euro Medium-Term Note program established in April 2000.  The Company has issued $520.2 million of medium-term notes off this program from July 1, 2001 through October 30, 2001.

8.             Merchant Banking Investments

Merchant banking investments represent the Company's involvement in primarily private debt and equity investments. These investments generally have no readily available market or may be otherwise restricted as to resale under the Securities Act of 1933 and are carried at estimated fair value. The cost of these investments was $1.03 billion and $1.0 billion at September 30, 2001 and December 31, 2000, respectively. In the first nine months of 2001 and 2000, net unrealized appreciation of merchant banking investments decreased $209.9 million and increased $51.8 million, respectively. Changes in net unrealized (depreciation) appreciation arising from changes in fair value or upon realization are reflected in principal transactions-net in the condensed consolidated statements of operations.

9.             Net Capital

The Company's principal wholly owned subsidiaries, Donaldson, Lufkin & Jenrette Securities Corp. ("DLJSC") and CSFB Corp., are registered broker-dealers, registered futures commission merchants and member firms of The New York Stock Exchange, Inc. (the "NYSE"). As such, they are subject to the NYSE's net capital rule, which conforms to the Uniform Net Capital Rule pursuant to Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the alternative method permitted by this rule, the required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds, whichever is greater. If a member firm's capital is less than four percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm's net capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. At September 30, 2001, DLJSC's and CSFB Corp.'s net capital of approximately $1.2 billion and $2.5 billion, respectively, was 19.3 percent and 33.7 percent, respectively, of aggregate debit balances and in excess of the minimum requirement by approximately $1.1 billion and $2.3 billion, respectively.

The Company's London–based broker–dealer subsidiaries are subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the U.K. Financial Services Act of 1986. Other U.S. and foreign broker–dealer subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At September 30, 2001, the Company and its broker–dealer subsidiaries complied with all applicable regulatory capital adequacy requirements.

10.          Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133 which was amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging ActivitiesDeferral of the Effective Date of FASB Statement No. 133an amendment of FASB Statement No. 133" ("SFAS 137") and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138").

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

The Company uses derivative instruments to manage exposures to interest rate and foreign currency risks by modifying the characteristics of periodic interest payments and foreign currency exposure associated with some of its long-term debt obligations. As of September 30, 2001, the Company only has fair value hedges of fixed rate debt for which derivatives hedge the fair value of the debt.  These derivatives and other derivatives that do not qualify as hedges under the new rules are carried at fair value with changes in value included in other revenues in the condensed consolidated statements of operations. For the nine months ended September 30, 2001, the Company recognized an after-tax gain of $3.9 million for such non-trading derivatives.

The effectiveness of hedging relationships is evaluated using quantitative measures of correlation. If a hedge relationship is not found to be highly effective, it no longer qualifies as a hedge and any excess gains or losses attributable to the hedged item, as well as subsequent changes in the fair value of the derivative, are recognized in other revenues. For the nine months ended September 30, 2001, the amount of hedge ineffectiveness that reduced other revenues was $0.9 million, net of tax. There were no gains or losses on derivatives that were excluded from the assessment of effectiveness during the nine months ended September 30, 2001.

The cumulative effect of adopting SFAS 133 at January 1, 2001, representing the initial revaluation of derivatives and other items as described above, was an after-tax gain of $0.6 million reported in the condensed consolidated statements of operations separately as "cumulative effect of change in accounting principle" and an after-tax loss of $1.5 million included in other comprehensive income. The Company estimates that $0.4 million of net derivative losses included in other comprehensive income will be reclassified into other revenues within the next twelve months.

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

The Company also purchases options for trading purposes. With purchased options, the Company gets the right, for a fee, to buy or sell the underlying instrument at a fixed price on or before a specified date. The underlying instruments for these options include mortgage–backed securities, equities, interest rates and foreign currencies. All options are reported at fair value.

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

Quantitative Disclosures for All Trading Derivatives

The fair values of trading derivatives outstanding at September 30, 2001 and December 31, 2000 are as follows:

September 30, 2001

			December 31, 2000
	Assets	Liabilities	Assets	Liabilities
		(In millions)
Options	$964.5	$1,113.0	$1,190.0	$1,064.7
Forward contracts	$1,289.9	$1,505.2	$727.4	$719.2
Futures contracts	$32.5	$154.5	$180.0	$15.5
Swaps	$403.1	$303.1	$943.7	$868.1

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

12.          Trust Securities

On August 31, 2001, the Company redeemed its $200 million 8.42% redeemable preferred trust securities, at a redemption price of $25 per preferred security, plus accrued and unpaid distributions to the redemption date.

13.          Stockholders' Equity

In February 2001, CSFBI transferred CSFB Capital Holdings, Inc. to the Company as a capital contribution of $34.5 million. CSFB Capital Holdings, Inc. is the parent of Credit Suisse First Boston Capital LLC ("CSFB Capital"), which is a broker–dealer registered with the Securities and Exchange Commission. On May 1, 2001, CSFB Capital received regulatory approval to commence operating as an OTC derivatives dealer pursuant to Appendix F of Rule 15c3-1.

On August 21, 2001, a tender offer was completed for the outstanding shares of CSFBdirect common stock. See footnote 3 for discussion of the tender offer and retirement of CSFBdirect common stock.

As a result of the change in capital structure brought about by the Acquisition by CSFBI of all of the outstanding shares of CSFB (USA) voting Common Stock and acquisition of CSFBdirect non-voting stock, 1,100 shares of CSFB (USA) Common Stock were issued to CSFBI. All share amounts have been adjusted retroactively to reflect this change in capital structure.

CSG Share Plan Activity includes amounts contributed by CSFBI related to retention awards and other stock awards to be settled in Credit Suisse Group shares.

14.          Leases, Commitments and Contingent Liabilities

In February 2001, the Company assigned its interest in substantially all leases and sold the related leasehold improvements of its former headquarters and recorded approximately $166.1 million in other income for the nine months ended September 30, 2001 in the accompanying condensed consolidated statements of operations.

In the normal course of business, the Company enters into firm underwriting commitments, which represent the Company's future obligation to issue and sell securities for or on behalf of a customer. The Company had approximately $2.8 billion and $1.8 billion in outstanding firm underwriting commitments at September 30, 2001, and December 31, 2000, respectively.

The Company was contingently liable for letters of credit aggregating approximately $0.7 billion and $1.0 billion at September 30, 2001 and December 31, 2000, respectively, which satisfy various collateral requirements.

The Company had commitments to invest on a side-by-side basis with merchant banking partnerships of approximately $1.75 billion and $1.6 billion at September 30, 2001 and December 31, 2000, respectively.

15.          Industry Segment and Geographic Data

The Company operates and manages its businesses through four operating segments: Equity, Investment Banking ("IBD"), Fixed Income ("FID") and Financial Services.

Such segments are managed based on types of products and services offered and their related client bases. The Company evaluates the performance of its segments based primarily on income (loss) before income taxes and cumulative effect of a change in accounting principle.

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

The Company has not allocated merger–related costs to its segments since none of these costs represent normal operating costs. Instead, these costs are in the Elimination & Other category. All other accounting policies of the segments are the same as those described in the summary of significant accounting policies.

				Financial	Elimination
	Equity	IBD	FID	Services	& Other	Total
			(in millions)
For the Quarters Ended:
September 30, 2001
Net revenues from external sources	$363.1	$302.5	$100.8	$277.2	$(3.0)	$1,040.6
Net intersegment revenues	-	-	-	21.1	(21.1)	-
Net interest and dividend revenue	(30.7)	8.4	249.8	67.6	(2.9)	292.2
Loss before provision for income taxes and cumulative effect of a change in accounting principle	$(57.0)	$(283.9)	$(122.3)	$(11.5)	$(129.9)	$(604.6)

September 30, 2000
Net revenues from external sources	$228.1	$426.1	$158.2	$336.4	$2.7	$1,151.5
Net intersegment revenues	(1.0)	-	(0.1)	40.6	(39.5)	-
Net interest and dividend revenue	25.6	(4.1)	41.7	104.8	19.7	187.7
Income (loss) before income taxes	$(61.5)	$69.8	$49.8	$62.7	$(41.8)	$79.0

For the Nine Months Ended:
September 30, 2001
Net revenues from external sources	$1,773.4	$1,306.4	$1,002.6	$894.4	$267.2	$5,244.0
Net intersegment revenues	-	-	-	74.3	(74.3)	-
Net interest and dividend revenue	(178.1)	(21.1)	691.0	240.4	(5.0)	727.2
Income (loss) before income taxes and cumulative effect of a change in accounting principle	$325.0	$(553.4)	$417.2	$(17.8)	$(219.5)	$(48.5)

September 30, 2000
Net revenues from external sources	$1,014.5	$1,476.9	$482.0	$1,182.4	$(2.2)	$4,153.6
Net intersegment revenues	(4.1)	-	(0.2)	128.1	(123.8)	-
Net interest and dividend revenue	$57.4	$(14.6)	$132.0	$336.1	$92.7	$603.6
Income (loss) before income taxes	$47.7	$327.7	$163.6	$325.0	$(138.3)	$725.7

The following is a reconciliation of the Company's reported revenues and income before provision for income taxes and cumulative effect of change in accounting principle to the Company's consolidated totals:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
Total net revenues for reported segments	$1,359.8	$1,323.9	$5,783.3	$4,650.5
All other revenues	(5.9)	54.8	262.2	230.5
Consolidation/elimination(1)	(21.1)	(39.5)	(74.3)	(123.8)
Total consolidated net revenues	$1,332.8	$1,339.2	$5,971.2	$4,757.2
Income before provision for income taxes:
Total income for reported segments	$(474.7)	$104.6	$171.0	$794.1
All other income (loss)	(108.8)	13.9	(145.2)	55.4
Consolidation/elimination(1)	(21.1)	(39.5)	(74.3)	(123.8)
Total income before provision for income taxes and cumulative effect of change in accounting principle	$(604.6)	$79.0	$(48.5)	$725.7

(1)Consolidation/elimination represents intercompany accounts/intersegment revenue-sharing arrangements that are eliminated in consolidation.

The Company's principal operations are located in the United States. The Company maintains offices in Europe, Latin America and Asia. Historically, the majority of foreign business was done through the London offices. The Company's foreign revenues are not significant.

16.          Legal Proceedings

Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, Quarterly Reports on Form 10-Q for the three months ended March 31, 2001 and the six months ended June 30, 2001, or Current Reports on Form 8-K previously filed in 2001. The following is an update of such proceedings:

An agreement, dated September 28, 2001, has been entered into to settle the claims against DLJSC arising out of DLJSC’s activities as financial advisor to National Gypsum Corporation (“NGC”).  The settlement agreement was reached in the course of NGC’s Chapter 11 reorganization proceedings.  The settlement is subject to notice to the class members in the class action and court approval.

In the action filed by GSC Recovery, Inc. in New Jersey State Court arising out of alleged misrepresentations and omissions relating to GSC's purchases of certain unsecured AmeriServe notes issued on or about October 1, 1999, the Court denied plaintiff’s motion to reconsider the Court’s decision granting in part, and denying in part, the motion to dismiss filed on March 6, 2001 by the DLJ entities named as defendants.  On August 10, 2001, plaintiff filed a second amended complaint and the DLJ entities served an answer to the second amended complaint on September 4, 2001.

On August 31, 2001, Conseco Capital Management, Inc. filed an amended complaint in the litigation originally filed on January 30, 2001 in the U.S. District Court for the Southern District of New York against DLJSC, DLJ Merchant Banking, Inc., DLJ Merchant Banking Partners, L.P., DLJ Merchant Banking Partners II, L.P., and certain officers, directors and other individuals and entities.  The amended complaint asserts claims for fraud and control person liability under federal securities law.

On October 5, 2001, the U.S. District Court for the Southern District of New York dismissed the putative class action complaint filed in September 2000 that alleged, among other things, that certain statements in the 1999 prospectus issued in connection with the initial public offering of DLJdirect shares were false and misleading in their description of the rights attributable to the DLJdirect shares; that the tender offer materials disseminated in connection with Credit Suisse Group's acquisition of DLJ (the "CSG Transaction") were false and misleading in allegedly failing to describe certain rights to the DLJdirect shares in connection with the CSG Transaction, among other things; and that those alleged misstatements constituted violations of the federal securities laws.

On September 28, 2001, the defendants moved to dismiss the consolidated issuer complaint in the In re Public Offering Fee Antitrust Litigation.

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

17.          Other Event

As a result of the terrorist attacks in New York City on September 11, 2001, the Company has identified approximately $40 million of direct losses consisting primarily of leasehold improvements, furniture and fixtures and equipment at Five World Trade Center and other incremental expenses. The Company’s parent, CSFBI, has received $20 million as an advance against these losses from insurance carriers in September and October, 2001.  The results of operations for the quarter and nine months ended September 30, 2001 include $20 million of direct costs which have not yet been recovered from insurance carriers.  Certain other losses, including costs related to the recreation of lost data, relocation of operations, etc. have not been separately identified and will be included in the results of operations in the period in which they are incurred. The Company is in the process of assessing whether any of these losses qualify for recovery under any of its insurance policies.

18.          Subsequent Events

On October 19, 2001, the Company filed a new $10.5 billion shelf registration statement with the Securities and Exchange Commission, which enables the Company to issue up to an additional $10.0 billion of senior and subordinated debt securities and warrants.

On October 30, 2001, the Company commenced its offer to acquire all of the outstanding shares of its Fixed/Adjustable Rate Cumulative Preferred Stock, Series B, (liquidation preference $50.00 per share), for $52.20 per share, plus accrued and unpaid dividends.

On November 6, 2001, the Company issued $3.0 billion of 6.125% Senior Notes due 2011 off its effective shelf registration statement.

+MANAGEMENT'S DISCUSSION AND ANALYSIS OF

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

We have made in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2001, and from time to time may otherwise make in our public filings, press releases and discussions with our management, "forward-looking statements", within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, concerning our operations, economic performance and financial condition, as well as our strategic objectives, including, without limitation, global expansion. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. Such forward-looking statements are subject to various risks and uncertainties, and we claim the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those currently anticipated because of a number of factors in addition to those discussed elsewhere herein and in our other public filings, press releases and discussions with our management, including:

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

During the third quarter difficult market conditions continued to affect our industry as a whole, and all our businesses, particularly equity capital markets and investment banking. In addition, the terrorist attacks of September 11, 2001 in New York and Washington, D.C. led to the closing of domestic financial markets for almost a week. Investors’ fear and uncertainty were reflected in a dramatic drop in all major indices.  The full impact of these events on the economy and our business remains unknown.

Merger and acquisition activity during the first nine months of 2001 is approximately half the level of the comparable period one year ago, and U.S. equity underwriting is off by more than one third from the previous year. The outlook for the new issues market continues to be bleak in virtually all sectors. As a consequence, our results for the third quarter of 2001 have been adversely affected. The difficult operating environment has adversely impacted most of our businesses, particularly mergers and acquisitions, equity capital markets and financial services.

RECENT DEVELOPMENTS

On August 21, 2001, CSFBdirect Acquisition Corp., a wholly-owned subsidiary of CSFBI, completed a tender offer and acquired the 18.4 million shares of CSFBdirect common stock owned by the public for $6.00 per share in cash, or a total of approximately $110.4 million.  The Company subsequently effected a short-form merger to acquire the shares and has deregistered and delisted the shares of CSFBdirect common stock from the New York Stock Exchange and retired all shares.  Subsequent to completing the tender offer, CSFBdirect Acquistion Corp. was merged into CSFB (USA), Inc. with CSFB (USA), Inc. as the surviving entity.  No earnings per share data is being presented for the current or prior periods.

On August 31, 2001, the Company redeemed its $200 million 8.42% redeemable preferred trust securities, at a redemption price of $25 per preferred security, plus accrued and unpaid distributions to the redemption date.

On October 9, 2001, our ultimate parent, Credit Suisse Group announced that CSFB, the business unit of which we are a part, has initiated an extensive cost-reduction program to reduce operating costs by approximately $1 billion for the 2002 financial year by reducing staff levels, as well as achieving savings from other non-staff costs. CSFB will eliminate approximately 2,000 jobs (approximately 7% of its workforce), with reductions coming from all divisions of the organization. Many of these staff and non-staff reductions will be made at the Company level. We expect that implementation of this cost-reduction initiative, as well as potentially other measures, will have a negative impact in the fourth quarter of 2001 from charges relating to the acceleration of retention payments and guaranteed bonuses and other severance costs and other one-time charges.

On October 19, 2001, the Company filed a new $10.5 billion shelf registration statement with the Securities and Exchange Commission that enables it to issue up to $10.0 billion of senior and subordinated debt securities and warrants.  On November 6, 2001, the Company issued $3.0 billion of 6.125% Senior Notes due 2011 off its effective shelf registration statement.

On October 30, 2001, the Company commenced its offer to acquire all of the outstanding shares of its Fixed/Adjustable Rate Cumulative Preferred Stock, Series B, (liquidation preference $50.00 per share), for $52.20 per share, plus accrued and unpaid dividends.

On November 6, 2001, the Company issued $3.0 billion of 6.125% Senior Notes due 2011 off its effective shelf registration statement.

RESULTS OF OPERATIONS

We are part of the CSFB business unit of Credit Suisse Group, but our results do not necessarily reflect the overall performance of CSFB or Credit Suisse Group.

The transfer of Credit Suisse First Boston Corporation, or CSFB Corp., Credit Suisse Group's principal U.S. registered broker-dealer subsidiary, to us by our direct parent, Credit Suisse First Boston, Inc., or CSFBI, in November 2000 had a significant effect on our statement of financial condition and results of operations. As a result, inclusion of results of CSFB Corp. for the nine months ended September 30, 2001 increased virtually all revenue, expense and statement of financial condition line items. Because of the inclusion of CSFB Corp. from November 3, 2000 through December 31, 2000, and for the nine months ended September 30, 2001, our financial statements may not be fully comparable with prior periods. For more information on the transfer of CSFB Corp. to us, we refer you to our Annual Report on Form 10-K for the year ended December 31, 2000.

We refer you to note 2 of notes to the condensed consolidated financial statements for a discussion of restructuring and merger-related costs.

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

For the three months ended September 30, 2001, total net revenues decreased $6.4 million, or 0.5% to $1.3 billion. During the third quarter of 2001, revenues decreased primarily as a result of decreases in trading gains due to difficult market conditions affecting the industry in general, and the effect of the terrorist attacks in New York City and Washington, D.C. on September 11, 2001. This decrease was offset in part by an increase in interest income, investment banking and advisory revenue and commissions.. In conjunction with the Acquisition, we changed our method of allocation of underwriting revenues and related expenses to operating segments to conform to the CSFB methodology. Accordingly, segment data has been restated to conform to the current method of managing our business.

Equity Division net revenues from external sources increased $135.0 million or 59.2% to $363.1 million, primarily as a result of the inclusion of CSFB Corp. Investment Banking Division net revenues from external sources decreased $123.6 million or 29.0% to $302.5 million, primarily as a result of losses in the private equity area due to unfavorable market conditions. Fixed Income Division net revenues from external sources decreased $57.4 million or 36.2% to $100.8 million, principally as a result of decreased trading gains in the mortgage and other asset-backed areas. Financial Services Division net revenues from external sources decreased $59.2 million or 17.6% to $277.2 million, primarily as a result of decreased commission revenues in our correspondent and online brokerage businesses, and the transfer of the asset management business to Credit Suisse Asset Management in November 2000. For more information on segment data, we refer you to note 15 of notes to the condensed consolidated financial statements.

Principal transactions-net, decreased $199.6 million or 90.8% to $20.3 million, primarily as a result of losses on our private equity investments due to unfavorable market conditions and losses in the Fixed Income Division, particularly in mortgage and other asset-backed products, offset by net interest income.

Investment banking and advisory revenues increased $62.5 million or 10.5% to $657.3 million as a result of the inclusion of CSFB Corp. revenues and increased underwriting revenue and fees from debt capital market transactions. These increases more than offset decreased investment banking fees.

Commission revenues increased $45.5 million or 14.7% to $354.2 million, primarily as a result of the inclusion of CSFB Corp, which more than offset a decline in daily trading volume in our online and correspondent brokerage business.

Interest and dividend income, net of interest expense, increased $104.5 million or 55.7% to $292.2 million. The increase was primarily attributable to the inclusion of CSFB Corp., offset in part by reduced interest rates on lower customer balances in the online and correspondent brokerage businesses.

Total costs and expenses for the three months ended September 30, 2001 increased approximately $677.1 million or 53.7% to $1.9 billion, primarily due to merger–related costs and the inclusion of CSFB Corp. The Company is included in an extensive cost reduction program to reduce operating costs within CSFB by approximately $1 billion for the 2002 financial year. (See Recent Developments for a description of CSFB’s cost reduction plans.)

Employee compensation and benefits increased $370.6 million or 43.4% to $1.2 billion. The increase was primarily attributable to increased headcount due to the inclusion of CSFB Corp. As is normal in our industry, a significant portion of compensation expense is a bonus amount awarded at or shortly after year-end. Bonuses are based upon a number of factors including the profitability of each business segment and market conditions. From time to time to attract new employees or to retain existing employees in a competitive environment, in the past we have guaranteed certain minimum compensation levels. For these reasons and as a result of the Acquisition, we provided greater bonus guarantees for 2001 than in prior fiscal years. Consistent with industry practice, certain of these guarantees are multi-year and extend into fiscal years beyond 2001. As a result of a change in senior management and in response to the poor market conditions that currently exist, we are in the process of renegotiating certain of these guarantees. We anticipate that as a result of the renegotiations and other steps we are currently taking, such as staff reductions, our compensation and benefit costs will be reduced in 2002.

Occupancy and equipment rental increased $69.2 million to $179.6 million; brokerage, clearing, exchange fees and other expenses increased $43.6 million to $84.2 million; communications expense increased by $21.0 million to $76.2 million; and professional fees increased $29.2 million to $83.5 million, in each case principally due to the inclusion of CSFB Corp. Merger and other related costs of $108.1 million reflect the accrual of the retention awards related to the merger. Other operating expenses increased $35.4 million to $181.0 million.

Equity Division pre-tax loss decreased $4.5 million to a loss of $57.0 million, primarily due to the inclusion of CSFB Corp. Investment Banking Division pre-tax income decreased $353.7 million to a loss of $283.9 million, primarily as a result of decreased underwriting revenues and fees related to mergers and acquisitions activity. Fixed Income Division pre-tax income decreased $172.1 million to a loss of $122.3 million, primarily as a result of decreased trading gains in high-yield, government bonds and mortgage and other real estate products. Financial Services Division pre-tax income decreased $74.2 million to a loss of $11.5 million, primarily as a result of decreased commissions, underwritings and interest income related to our correspondent and online brokerage businesses, and the transfer of the asset management business to Credit Suisse Asset Management.

Our income tax provision (benefit) for the third quarter of 2001 and 2000 was $(206.7) million and $29.2 million, a 34.2% and 37.0% effective tax rate, respectively.

The net loss for the third quarter 2001 was $397.9 million compared with net income of $49.8 million in the third quarter of 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

For the nine months ended September 30, 2001, total net revenues increased $1.2 billion, or 25.5% to $6.0 billion. During the first nine months of 2001, revenues increased in all areas, primarily due to the inclusion of CSFB Corp. Included in other income is a pre-tax gain of approximately $166.1 million from the assignment of the lease and sale of leasehold improvements of our former headquarters at 277 Park Avenue.  Equity Division net revenues from external sources increased $758.9 million or 74.8 % to $1,773.4 million primarily as a result of increased trading revenues due to the inclusion of CSFB Corp. Investment Banking Division net revenues from external sources decreased $170.5 million or 11.5% to $1.3 billion primarily due to the decline in underwritings and merger and acquisition fees offset in part by the inclusion of CSFB Corp. Fixed Income Division net revenues from external sources increased $520.6 million or 108% to $1.0 billion, principally as a result of increased trading gains due to the inclusion of CSFB Corp. Financial Services Division net revenues from external sources decreased $288.0 million or 24.4% to $894.4 million primarily as a result of decreased commission revenues in our correspondent and online brokerage businesses, and the transfer of the asset management business to Credit Suisse Asset Management in November 2000.

Principal transactions-net, increased $440.8 million or 46.4% to $1.4 billion primarily as a result of gains in the Equity Division and the Fixed Income Division, particularly in mortgage and other real estate products. These increases were offset by losses on our private equity investments due to unfavorable market conditions.

Investment banking and advisory revenues increased $528.6 million or 26.8% to $2.5 billion primarily as a result of the inclusion of CSFB Corp. revenues.  The transfer of the asset management business to Credit Suisse Asset Management in November 2000 and the contraction in the U.S. new issues market partially offset these increases.

Commission revenues increased slightly by $3.1 million or 0.3% to $1.2 billion despite adverse market conditions, primarily as a result of the inclusion of CSFB Corp. These increases were offset by decreases in commissions in our online and correspondent brokerage operations due to unfavorable market conditions.

Interest and dividend income, net of interest expense, increased $123.6 million or 20.5% to $727.2 million. The increase was primarily attributable to the inclusion of CSFB Corp.

Other income increased $117.9 million to $198.3 million primarily as a result of a pre-tax gain of approximately $166.1 million on the assignment of the lease and sale of related leasehold improvements on our former headquarters.

Total costs and expenses for the nine months ended September 30, 2001 increased approximately $2.0 billion or 49.3% to $6.0 billion, primarily due to merger related costs and the inclusion of CSFB Corp. The Company is included in an extensive cost reduction program to reduce operating costs within CSFB by approximately $1 billion for the 2002 financial year. (See Recent Developments for a description of CSFB’s cost reduction plans.)

Employee compensation and benefits increased $997.1 million or 35.1% to $3.8 billion. The increase was primarily attributable to increased headcount due to the inclusion of CSFB Corp. As is normal in our industry, a significant portion of compensation expense is a bonus amount awarded at or shortly after year-end. Bonuses are based upon a number of factors including the profitability of each business segment and market conditions. From time to time to attract new employees or to retain existing employees in a competitive environment, in the past we have guaranteed certain minimum compensation levels. For these reasons and as a result of the Acquisition, we provided greater bonus guarantees for 2001 than in prior fiscal years. Consistent with industry practice, certain of these guarantees are multi-year and extend into fiscal years beyond 2001. As a result of a change in senior management and in response to the poor market conditions that currently exist, we are in the process of renegotiating certain of these guarantees. It is anticipated that as a result of the renegotiations and other steps we are currently taking, such as staff reductions, our compensation will be reduced in 2002.

Occupancy and equipment rental increased $217.6 million to $519.5 million; communications expense increased $89.0 million to $228.6 million; brokerage, clearing, exchange fees and other expenses increased $100.5 million to $237.1 million; and professional fees increased $119.1 million to $276.5 million, in each case primarily due to the inclusion of CSFB Corp. Merger and other related costs of $396.1 million reflect the accrual of the retention awards related to the merger. All other operating expenses increased $68.7 million to $522.3 million, which resulted principally from rebranding costs related to the CSFBdirect name change as well as the inclusion of CSFB Corp.

Equity Division pre-tax income increased $277.3 million to $325.0 million principally due to the inclusion of CSFB Corp. Investment Banking Division pre-tax income decreased $881.1 million to a loss of $553.4 million principally as a result of decreased underwritings and fees related to mergers and acquisitions activity. Fixed Income Division pre-tax income increased $253.6 million to $417.2 million principally as a result of increased trading gains due to the inclusion of CSFB Corp. Financial Services Division pre-tax income decreased $342.8 million to a loss of $17.8 million, principally as a result of decreased commissions and underwritings related to its correspondent and online brokerage businesses, and the transfer of the asset management business to Credit Suisse Asset Management.

Our income tax provision (benefit) for the first nine months of 2001 and first nine months of 2000 was $(22.1) million and $268.5 million, a 45.6% and 37.0% effective tax rate, respectively.

The net loss for the first nine months of 2001 was $25.7 million compared with net income of $457.2 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are highly liquid with the majority consisting of securities inventories and collateralized receivables, each of which fluctuate depending on the levels of proprietary trading and customer business. Such collateralized receivables consist primarily of resale agreements and securities borrowed both of which are secured by U.S. government and agency securities, and marketable corporate debt and equity securities. In addition, we have significant receivables from customers, brokers and dealers that turn over frequently. To meet client needs as a securities dealer, we may carry significant levels of trading inventories. Because of changes relating to customer needs, economic and market conditions and proprietary trading strategies, our total assets or the individual components of total assets may vary significantly from period to period. At September 30, 2001 and December 31, 2000, our total assets were $219.2 billion and $212.2 billion, respectively.

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

In May 2001, we replaced our $2.8 billion credit facility with a $3.5 billion revolving credit facility available to CSFBI and us as borrowers. There were no borrowings outstanding under this facility at September 30, 2001.

 In June 2001, we filed a new shelf registration statement with the Securities and Exchange Commission, or the SEC, which enables us to issue up to $5.0 billion of senior and subordinated debt securities, preferred stock and warrants to purchase debt securities, preferred stock or other equity securities. During the quarter ended September 30, 2001 we issued  $2.25 billion 5 7/8% senior notes due 2006 off this effective shelf registration statement. The Company has issued $2.06 billion of medium-term notes off this effective shelf registration statement from July 1, 2001 through October 30, 2001.

In July 2001, we established a Euro Medium-Term Note program, which enables us to issue up to $5 billion of medium-term notes. This program replaces the $1.0 billion Euro Medium-Term Note program established in April 2000.   The Company has issued $520.2 million of medium-term notes off this program from July 1, 2001 through October 30, 2001.

On August 31, 2001, the Company redeemed its $200 million 8.42% redeemable preferred trust securities, at a redemption price of $25 per preferred security, plus accrued and unpaid distributions to the redemption date.

On October 19, 2001, the Company filed a new $10.5 billion shelf registration statement with the SEC that enables it to issue up to $10.0 billion of senior and subordinated debt securities and warrants.   On November 6, 2001, the Company issued $3.0 billion of 6.125% Senior Notes due 2011 off this effective shelf registration statement.

 On October 30, 2001, the Company commenced a cash tender offer to acquire all of the outstanding shares of its Fixed/Adjustable Rate Cumulative Preferred Stock, Series B (liquidation performance of $50.00 per share) for $52.20 per share, plus accrued and unpaid dividends.  The offer is expected to close in the fourth quarter of 2001.

On November 6, 2001, the Company issued $3.0 billion of 6.125% Senior Notes due 2011 off its effective shelf registration statement.

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

At September 30, 2001 the credit ratings of our long-term debt and commercial paper were as follows:

	Long-Term Debt	Commercial Paper
Fitch	A+	F-1
Moody's	A1	P-1
Standard & Poor's	AA-	A-1+

On October 31, 2001, Moody’s Investors raised our long-term deposit and debt ratings to Aa3 from A1.

As registered broker-dealers and member firms of various self-regulatory organizations, each of our broker-dealer subsidiaries, which include Donaldson, Lufkin & Jenrette Securities Corporation, or DLJSC, and CSFB Corp., is subject to the uniform net capital rule, Rule 15c3-1 under the Securities Exchange Act of 1934. This rule specifies the minimum level of net capital a broker-dealer must maintain and also requires that part of its assets be kept in relatively liquid form. DLJSC and CSFB Corp. are also subject to the net capital requirements of the Commodity Futures Trading Commission and various commodity exchanges. At September 30, 2001, DLJSC and CSFB Corp. had aggregate net capital, after adjustments required by Rule 15c3-1 of approximately $1.2 billion and $2.5 billion, respectively, which exceeded minimum net capital requirements by $1.1 billion and $2.3 billion, respectively.

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

At September 30, 2001, our broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

Cash Flows

Our consolidated statements of cash flows classify cash flow into three broad categories: cash flows from operating activities, investing activities and financing activities. Our net cash flows are principally associated with operating and financing activities, which support our trading, customer and banking activities.

The inclusion of results of CSFB Corp. for the first nine months of 2001 had a significant effect on our financial statements, increasing virtually all revenue, expense and statement of financial condition line items. Because of the inclusion of CSFB Corp. for the nine months ended September 30, 2001, our financial statements may not be fully comparable with prior periods. Due to the size of the Acquisition, the volume of activity of the combined entity was significantly greater than for our previous activities despite unfavorable market conditions.

Nine Months Ended September 30, 2001 and 2000

At September 30, 2001 and 2000, cash and cash equivalents totaled $2.1 billion and $4.3 billion, respectively, a decrease of $0.7 billion and an increase of $2.3 billion, respectively, compared to December 31, 2000 and 1999.

Cash (used in) provided by operating activities totaled $(7.3) billion and $3.5 billion in the first nine months of 2001 and 2000, respectively. In the first nine months of 2001, there were increases in assets including receivables from brokers, dealers and others of $11.5 billion and financial instruments owned of $1.7 billion and decreases in liabilities, including securities loaned of $12.3 billion, accounts payable and accrued expenses of $3.3 billion and securities sold short of $1.1 billion.  These were partially offset by decreases in assets, including securities borrowed of $9.3 billion, receivables from customers of $4.0 billion and increases in payables to brokers, dealers and other of $7.5 billion and obligation to return securities received as collateral of $1.0 billion. In 2000, there were increases in liabilities including payables to brokers, dealers and other of $3.1 billion, and decreases in assets, including securities borrowed of $ 5.9 billion and financial instruments owned of $1.2 billion. These were partially offset by increases in receivables from customers, brokers and dealers of $4.9 billion, and decreases in securities sold short of $2.0 billion.

In the first nine months of 2001 and 2000, net cash used in investing activities was $2.9 billion and $0.2 billion, respectively. In 2001, cash was used primarily as a result loans to affiliates, offset in part by the prepayment of the $3.1 billion note receivable from our parent. In 2000, cash was used primarily to purchase long-term corporate development investments and office facilities.

In the first nine months of 2001 and 2000, net cash provided by (used in) financing activities totaled $9.5 billion and  $1.0 billion, respectively. During the first nine months of 2001, $9.5 billion was provided by short-term financings (principally repurchase agreements), the issuance of $2.4 billion of senior notes, and a net increase of $2.4 billion of medium-term notes. This increase was partially offset by the repayment of $4.2 billion of subordinated loan agreements. In the first nine months of 2000, $3.7 billion of short-term financings were repaid, which was offset in part by the issuance of $2.4 billion of senior notes, medium-term notes and structured borrowings.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, which was amended by SFAS No. 137 and SFAS No. 138, and was adopted by the Company on January 1, 2001.

For further discussion of these matters, we refer you to note 10 of notes to the condensed consolidated financial statements for the three and nine months ended September 30, 2001 included herein, and note 12 of notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2000.

MERCHANT BANKING ACTIVITIES

Our merchant banking activities include direct investments and investments in various partnerships, for which our subsidiaries act as general partner. These instruments are primarily in unlisted or illiquid equity or equity–related securities. At September 30, 2001 and December 31, 2000, we had investments of $0.6 billion and $0.9 billion, respectively, and had commitments to invest up to an additional $2.7 billion and $1.6 billion, respectively.

HIGH-YIELD DEBT, MORTGAGE WHOLE LOANS AND OTHER NON-INVESTMENT–GRADE DEBT

We underwrite, trade, sell and hold high-yield debt, mortgage whole loans, senior bank and foreign sovereign debt and other non-investment– grade debt. Due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions, these securities generally involve greater risk than investment–grade securities.

We record high-yield debt at market value, mortgage whole loans and senior bank debt at lower of cost or market value and foreign sovereign and other non-investment-grade debt at market value or fair value. At September 30, 2001, we had long positions of high-yield debt, mortgage whole loans, and other non-investment-grade debt of approximately $597.8 million, $9.3 billion, and $958.6 million, respectively, and short positions of approximately $155.6 million, $971.7 million, and $437.0 million, respectively. At December 31, 2000, we had long positions of high-yield debt, mortgage whole loans, senior bank and foreign sovereign debt, and other non-investment-grade debt of approximately $1.1 billion, $6.9 billion, $929.4 million and $990.5 million, respectively, and short positions of approximately $536.8 million, $1.0 million, $0.8 million and $238.1 million, respectively. Timing of the securitization of our mortgage whole loan inventory will impact the size of our positions at any given time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK-CSFB (USA), INC.

RISK MANAGEMENT AND VALUE AT RISK

For a description of our risk management policies and procedures and the value-at-risk ("VAR") model, including such model's assumptions and limitations, we refer you to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2000. Our trading portfolio VAR was approximately $193 million and $103 million at September 30, 2001 and December 31, 2000, respectively.

The VAR data below shows the market risk exposures of our trading positions at September 30, 2001 and December 31, 2000. Due to the benefit of diversification the Company-wide VAR is less than the sum of the individual components.

	September 30,	December 31,
	2001	2000
	(In millions)
Trading:
Interest rate risk	$225.9	$99.9
Equity risk	$43.7	$32.1
Foreign currency exchange risk	$9.8	$1.6
Total	$193.4	$102.7

We have equity risk on our non-trading financial instruments portfolio, which is mainly comprised of our merchant banking investments. We measure this equity risk using a sensitivity analysis that estimates the potential decline in the recorded value of the investments resulting from a 10% decline in equity markets. Different assumptions could produce materially different estimates of market risk as described in our Annual Report on Form 10-K for the year ended December 31, 2000. Our equity risk on the non-trading portfolio was approximately $84 million and $97 million at September 30, 2001 and December 31, 2000, respectively. These non-trading market risk estimates measure the potential decline in the recorded value of the private equity investments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—CSFB (USA), INC.

During the third quarter of 2001, there were two matters put to a shareholder vote.  John J. Mack was elected a director of the Company on July 12, 2001.  On August 1, 2001 Stephen Volk was elected a director of the Company.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS—CSFB (USA), Inc.

Certain significant legal proceedings and matters have been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2000, Quarterly Reports on Form 10-Q for the three months ended March 31, 2001 and the six months ended June 30, 2001, or Current Reports on Form 8-Ks previously filed in 2001. The following is an update of such proceedings:

An agreement, dated September 28, 2001, has been entered into to settle the claims against DLJSC arising out of DLJSC’s activities as financial advisor to National Gypsum Corporation (“NGC”).  The settlement agreement was reached in the course of NGC’s Chapter 11 reorganization proceedings.  The settlement is subject to notice to the class members in the class action and court approval.

In the action filed by GSC Recovery, Inc. in New Jersey State Court arising out of alleged misrepresentations and omissions relating to GSC's purchases of certain unsecured AmeriServe notes issued on or about October 1, 1999, the Court denied plaintiff’s motion to reconsider the Court’s decision granting in part, and denying in part, the motion to dismiss filed on March 6, 2001 by the DLJ entities named as defendants.  On August 10, 2001, plaintiff filed a second amended complaint and the DLJ entities served an answer to the second amended complaint on September 4, 2001.

On August 31, 2001, Conseco Capital Management, Inc. filed an amended complaint in the litigation originally filed on January 30, 2001 in the U.S. District Court for the Southern District of New York against DLJSC, DLJ Merchant Banking, Inc., DLJ Merchant Banking Partners, L.P., DLJ Merchant Banking Partners II, L.P., and certain officers, directors and other individuals and entities.  The amended complaint asserts claims for fraud and control person liability under federal securities law.

On October 5, 2001, the U.S. District Court for the Southern District of New York dismissed the putative class action complaint filed in September 2000 that alleged, among other things, that certain statements in the 1999 prospectus issued in connection with the initial public offering of DLJdirect shares were false and misleading in their description of the rights attributable to the DLJdirect shares; that the tender offer materials disseminated in connection with Credit Suisse Group's acquisition of DLJ (the "CSG Transaction") were false and misleading in allegedly failing to describe certain rights to the DLJdirect shares in connection with the CSG Transaction, among other things; and that those alleged misstatements constituted violations of the federal securities laws.

On September 28, 2001, the defendants moved to dismiss the consolidated issuer complaint in the  In re Public Offering Fee Antitrust Litigation.

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

3.1                 Sixth Amended and Restated Certificate of Incorporation of Credit Suisse First Boston (USA), Inc.

4.3           Senior Indenture between the Registrant and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S–3, File No. 333–71850).

12            Computation of ratio of earnings to fixed charges.

12.1         Computation of ratio of earnings to combined fixed charges and preferred stock dividends.

(b)           Reports on Form 8-K

1.             Form 8-K dated August 23, 2001; Item 5

2.             Form 8-K dated October 9, 2001; Item 5

3.             Form 8-K dated October 31, 2001; Item 5 and 7

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Credit Suisse First Boston (USA), Inc.
November 13, 2001	By:	/s/ David C. Fisher

David C. Fisher Chief Accounting Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibits No.	Description

2.1

Agreement and Plan of Merger, dated as of July 11, 2001, among Credit Suisse First Boston, Inc., CSFBdirect Acquisition Corp. and the Registrant, as amended (incorporated by reference to Exhibit (d)(1) to the Tender Offer Statement on Schedule TO filed by Credit Suisse Group, Credit Suisse First Boston, Inc. and CSFBdirect Acquisition Corp. on July 24, 2001).

3.1	Sixth Amended and Restated Certificate of Incorporation of Credit Suisse First Boston (USA), Inc.*

4.3	Senior Indenture between the Registrant and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S–3, File No. 333–71850).

12	Computation of ratio of earnings to fixed charges.*

12.1	Computation of ratio of earnings to combined fixed charges and preferred stock dividends.*

*              Filed herewith.