Form 10-K405
period 2001-12-31
CREDIT SUISSE FIRST BOSTON USA INC
filed 2002-03-29
CIK 29646

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001	Commission File Number: 1-6862

Credit Suisse First Boston (USA), Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-1898818 (I.R.S. Employer Identification No.)
Eleven Madison Avenue New York, New York (Address of Principal Executive Offices)	10010 (Zip Code)

(212) 325-2000
(Registrant's Telephone Number, Including Area Code)

Reduced Disclosure Format

        The Registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/ No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: /x/

        Because the Registrant is an indirect wholly owned subsidiary of Credit Suisse Group, none of the registrant's outstanding voting stock is held by nonaffiliates of the Registrant. As of the date hereof, 1,100 shares of the Registrant's Common Stock, $.01 par value, were issued and outstanding and held by Credit Suisse First Boston, Inc.

        Documents Incorporated by Reference: None
Securities Registered Pursuant to Section 12 (b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
6 1/8% Notes due 2011	New York Stock Exchange

Securities Registered Pursuant to Section 12 (g) of the Act:
 None

CREDIT SUISSE FIRST BOSTON (USA), INC.
Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001

Cautionary Statement Pursuant to The Private Securities Litigation Reform Act of 1995

        We have made in this Annual Report on Form 10-K, including, without limitation, in "Business—Legal Proceedings" in Part I, Item 3 and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, and from time to time may otherwise make in our public filings and press releases, forward-looking statements concerning our operations, economic performance and financial condition, as well as our future plans and strategic objectives. Such forward-looking statements are subject to various risks and uncertainties, and we claim the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those anticipated herein or in any such other filings, releases or statements because of a number of factors, including without limitation, those detailed in "Business—Certain Factors That May Affect Our Business" in Part I, Item 1, those discussed elsewhere herein, and in other public filings and press releases. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the results indicated in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements except as otherwise required by applicable law.

i

PART I

Item 1: Business

OVERVIEW

        We are a leading integrated investment bank serving institutional, corporate, government and individual clients. We provide our clients with a broad range of products and services. These include:

  •
  securities underwriting, sales and trading,

  •
  investment banking,

  •
  financial advisory services,

  •
  private equity investments,

  •
  investment research,

  •
  full service brokerage services,

  •
  financial services outsourcing solutions, and

  •
  derivative and risk management products.

HISTORY

        We are the product of a business combination. On November 3, 2000, Credit Suisse Group acquired Donaldson, Lufkin & Jenrette, Inc., or DLJ, which we call the Acquisition. Credit Suisse Group is a global financial services company, providing a comprehensive range of insurance, banking and investment banking products in Switzerland and abroad. Credit Suisse First Boston Corporation, or CSFB Corp., Credit Suisse Group's principal U.S. registered broker-dealer subsidiary, became a subsidiary of DLJ, and DLJ changed its name to Credit Suisse First Boston (USA), Inc. We are now part of the Credit Suisse First Boston business unit of Credit Suisse Group. When we use the terms "we" and "our" and the "Company", we mean, after the Acquisition, Credit Suisse First Boston (USA), Inc. and its consolidated subsidiaries and, prior to the Acquisition, DLJ and its consolidated subsidiaries.

        Effective January 1, 2002, Credit Suisse Group realigned its business. Its operations, formerly structured in eight business units, are now structured in two business units, the Credit Suisse Financial Services business unit and the Credit Suisse First Boston business unit, or CSFB. CSFB consists of investment banking and financial services businesses. The investment banking business provides financial advisory and capital raising services, sales and trading for users and suppliers of capital around the world. The financial services business provides international asset management to institutional, mutual fund, and private investors, financial services to broker-dealers and investment managers and financial advisory services to high-net-worth individuals and corporate investors.

        For the year 2001, the businesses of CSFB ranked:

  •
  fourth in global mergers and acquisitions advisory services in dollar volume of announced transactions with a 23% market share, according to Thomson Financial Securities Data;

  •
  third in dollar value of global debt underwriting with an 8% market share, and first in dollar value of global high-yield debt underwriting with a 16% market share, according to Thomson Financial Securities Data;

  •
  fifth in dollar value of global equity and equity-linked underwriting with a 10% market share, according to Thomson Financial Securities Data;

  •
  third in dollar value of U.S. debt and equity underwriting with an 8% market share, according to Thomson Financial Securities Data; and

  •
  second in North American equity research, with 52 ranked analysts, and second in European equity research, with 38 ranked analysts, according to Institutional Investor.

RECENT DEVELOPMENTS

        As part of CSFB's strategy to focus on core businesses while reducing costs, in the first quarter of 2002, we completed the sale of CSFBdirect, our online trading operations, and Autranet, Inc., a broker-dealer subsidiary active in the distribution to institutional investors of investment research products purchased from independent research specialists. On February 1, 2002, we completed the sale of the U.S.-based CSFBdirect business to Bank of Montreal for $520 million. On January 25, 2002, we completed the sale of the U.K.-based CSFBdirect business to TD Waterhouse. On February 1, 2002, we completed the sale of Autranet to The Bank of New York. As a result of the sales, we expect to record a total pre-tax gain of approximately $525 million in the first quarter of 2002.

        On January 31, 2002, we acquired Holt Value Associates, L.P., a leading provider of independent research and valuation services to asset managers, which will be integrated with CSFBedge, CSFB's online research and valuation database service.

OPERATIONAL STRUCTURE; PRODUCTS AND SERVICES

        Following the Acquisition, we changed our organizational structure and began to operate and manage our business through four principal operating divisions, the Equity Division, the Investment Banking Division, the Fixed Income Division and the Financial Services Division. In September 2001, we combined the operation and management of our two largest divisions, the Equity Division and the Fixed Income Division, into the Securities Division and we now operate and manage our business through three principal operating divisions:

  •
  Securities Division, which is active in sales, trading and research in fixed income, equity and equity- linked products, including foreign exchange, listed and over-the-counter derivative and risk management products and securities lending and borrowing;

  •
  Investment Banking Division, or IBD, which serves a broad range of users and suppliers of capital, provides financial advisory and securities underwriting and placement services and, through the Private Equity Group, makes privately negotiated equity investments; and

  •
  Financial Services Division, which primarily includes the operations of Pershing, a leading provider of financial services outsourcing solutions for introducing broker-dealers and independent investment managers, and Private Client Services, a financial advisory business serving high-net-worth individuals and corporate investors.

        The following table illustrates our revenue breakdown by our principal divisions, net of interest expense. Net revenues, however, are not necessarily indicative of the results for each division. The consolidated net revenues for 1999, 1998 and 1997 represent the results of operations of DLJ. The consolidated net revenues for 2000 represent the results of operations of only DLJ for the period from January 1, 2000 to November 2, 2000 and the results of operations of both DLJ and CSFB Corp. for the period from November 3, 2000 to December 31, 2000. As a consequence, our results may not be fully comparable between periods. Certain reclassifications of prior year amounts have been made to conform to the current presentation.

		Years Ended December 31,
	2001	2000	1999	1998	1997
	(in millions)
Securities Division
Equity	$1,973	$1,382	$995	$678	$576
Fixed Income	2,028	415	887	587	641
Investment Banking Division	1,815	1,918	1,901	1,484	1,166
Financial Services Division	1,652	2,214	1,783	1,258	999
Offsets and eliminations	80	109	(35)	(83)	89

Net Revenues	$7,548	$6,038	$5,531	$3,924	$3,471

PRODUCTS AND SERVICES

        Our clients demand high quality products and services for their funding, investing, risk management and financial advisory needs. In response to these needs, we have developed a product-based structure delivered through regional teams. The following is a discussion of our key products and services and the divisions through which they are delivered.

Securities Division

        Equity.    We engage in a broad range of equity activities for investors around the world, including sales, trading, brokerage and market-making in U.S. and international equity and equity-related securities, options and futures. Our activities cover securities, including equity derivatives and convertible securities, traded on exchanges and over-the-counter. Our primary equity-related activities include:

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

  •
  Secondary Trading. We conduct our secondary sales and trading activities both as agent and as principal on behalf of investors and ourselves. As agent, we effect brokerage transactions in equity securities for customers, thereby generating commission revenues. Transactions as principal involve making markets in securities to facilitate customer investments as well as proprietary investments for our own risk. We execute and commit capital on all major exchanges globally.

  •
  Research. Our equities research department is engaged in the analysis of a broad range of industries and companies as well as market and economic trends. The department publishes studies and forecasts on economic conditions, financial markets, portfolio strategy, quantitative analysis, industry developments and individual companies.

  •
  Convertible Bonds and Equity and Other Derivatives. We structure innovative primary and secondary market transactions that are designed to solve a client's risk management problems and provide our clients with financing and investment alternatives through convertible bonds and various listed and over-the-counter financial derivatives, including options, equity-linked products and other proprietary risk management products. We also conduct convertible, international and index arbitrage and other program-trading activities on a proprietary basis and for institutions wishing to liquidate, invest in or restructure large equity portfolios. In addition, we enter into a variety of derivatives transactions as part of our trading activities for our own account to manage our own risks and as an alternative to investment in the cash markets.

  •
  Risk Arbitrage. We engage in the risk arbitrage business, which involves investing for our own account in the equity securities of companies involved in publicly announced corporate transactions.

  •
  Equity Finance and Prime Brokerage. We finance our equity positions primarily through stock lending and equity repurchase agreements. We also engage in dealer-to-dealer financing and cover proprietary and client short positions through securities borrowing and lending arrangements. We participate in these transactions globally and have an established prime brokerage business to attract more client borrowings of cash and securities.

        Fixed Income.    We engage in underwriting, research, sales and trading of a broad range of financial instruments in developed and emerging markets, including U.S. Treasury and government agency securities, foreign sovereign bonds and U.S. and foreign corporate bonds, money market instruments, foreign exchange and real estate-related assets. We offer a full range of derivatives products for the financing, risk management and investment needs of our customers. Our fixed income business serves corporate, institutional and sovereign customers.

        Key fixed income products and channels include:

  •
  Interest Rate Products. The interest rate products business includes the government bond, agency and interest-rate derivatives activities of our business. As part of this business, we participate in government debt markets, including U.S. Treasury securities. We are a primary dealer in U.S. Treasury and government agency securities and participate in U.S. Treasury auctions and government agency new issues. We engage in secondary market sales and trading in U.S. Treasury and government agency securities as well as futures and options on such securities. We also engage in the "stripping" of government and government-guaranteed bonds to create zero-coupon securities. We offer a wide range of interest rate derivatives products. Institutional clients include insurance companies, money managers, commercial banks, hedge funds and pension funds. We provide financing for the division's inventory positions and act as an intermediary between borrowers and lenders of short-term funds utilizing repurchase and reverse repurchase agreements.

  •
  Credit Products. Our credit products business engages in research, sales, trading and capital markets activities in all credit markets, including investment-grade, high-yield and distressed debt securities, mortgage- and asset-backed instruments and credit derivatives. We provide a platform for delivering a broad range of debt and debt-related products to meet clients' investment and financing needs. Linking our derivatives expertise with our underwriting and placement capabilities enables us effectively to provide a broad range of financing and investment alternatives to our customers. Our structuring group facilitates customized solutions to clients' asset and liability management requirements, while the integration of credit derivatives with asset-backed technology creates new opportunities for clients for capital raising and credit risk management.

  •
  Senior Bank Debt Group. The Senior Bank Debt Group syndicates loans and enters into commitments to extend credit to investment-grade and non-investment-grade borrowers through branches of Credit Suisse First Boston. This service provides our clients with the convenience of a single financing source. This group also engages in secondary market trading of syndicated loans and par loans as well as trading in defaulted and distressed loans.

  •
  Real Estate Activities. CSFB originates commercial real estate loans and acquires residential mortgages, which are pooled and sold as mortgage-backed securities.

  •
  Emerging Markets. The Emerging Markets Group underwrites, invests and trades in the fixed income securities and loans of a number of sovereign and corporate issuers and obligors located in emerging market countries.

  •
  Prime Brokerage and Futures. We provide brokerage services for our customers on major futures and options exchanges worldwide. We offer a wide array of execution services including floor and electronic execution, "upstairs execution" (which includes a combination of services such as research, development of trading ideas and strategies and more individualized institutional account coverage), quantitative and technical research and relative value analysis. We offer internet electronic trading systems to institutional clients covering major futures exchanges worldwide. We also offer customers risk management services, customized reporting, real-time transaction information, and fixed income prime brokerage service to clear trades.

  •
  Energy. We offer risk management and investment products in energy markets, principally oil, natural gas and oil distillates. Products include structured hedging, swaps, forwards, options, loans and spot trading. The majority of our energy-related derivatives business focuses on longer-term transactions, offering our clients liquidity that is difficult to find or is not available in exchange-traded markets.

  •
  Money Markets. Our Money Markets Group, in conjunction with our Corporate Treasury department, is responsible for managing our unsecured funding needs. The financing is conducted primarily in various branches of Credit Suisse First Boston and in certain non-bank subsidiaries through the issuance of a wide variety of products, including time deposits, certificates of deposit, bankers' acceptances, commercial paper, medium-term notes and long-term debt.

  •
  Foreign Exchange. We provide foreign exchange services to a broad range of clients worldwide, including multinational corporations, money managers, hedge funds, banks and high-net-worth individuals.

  •
  Research. We provide investment analysis on more than 500 issuers across the credit spectrum. In addition, we provide research on a variety of structured products and global economic analysis. We provide macroeconomic analysis on developed and emerging market countries and fundamental and technical analysis on a wide range of securities and market sectors. We prepare daily, weekly and monthly publications on various aspects of the market, including the U.S. Treasury, corporate, mortgage, asset-backed, emerging market, high-yield and foreign exchange markets. We provide these publications to customers through traditional and online channels.

Investment Banking Division

        The Investment Banking Division's activities include financial advisory services on mergers and acquisitions and other matters, origination and distribution of equity and fixed income securities, and leveraged finance, as well as our private equity investment activities. IBD provides comprehensive financial advisory and capital raising services (in conjunction with the Securities Division) and develops and offers innovative financing for a broad range of clients. Through the Private Equity Group, IBD also conducts worldwide private equity investment activities.

        We maintain offices in select major cities through which investment banking activities are conducted. IBD has established industry groups with a broad range of dedicated industry specialists. The industry group structure facilitates the delivery of specialist information and services to industry group clients regardless of their location. IBD's clients include U.S. and international public and private corporations, sovereigns, supranational and national agencies, and public sector entities.

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

•
Capital Raising.

•
Equity and Equity-Linked Offerings. We provide financing for issuers of equity and equity-linked securities in the public and private markets in conjunction with the Securities Division. We are responsible for the origination and assist in the structuring and execution of transactions for our clients.

•
High-Yield Debt Underwriting. We provide high-yield debt financing in the public and private capital markets. We originate, structure and execute high-yield debt transactions across a wide range of companies and industries, as well as manage client relationships with both high-yield corporate issuers and financial sponsors of leveraged transactions, all in conjunction with the Securities Division.

•
Investment-Grade Debt Underwriting. We provide strategic advice and execution services to clients seeking financing through the investment-grade capital markets in conjunction with the Securities Division.

•
Bank Debt and Bridge Financing. We underwrite and syndicate bank lending facilities, offering clients the convenience of "one-stop shopping" to accomplish their financing needs. We also offer bridge financing to meet the needs of clients in the timing and financing of transactions in conjunction with the Securities Division.

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

•
Private Funds Group. We raise private capital, primarily from institutional investors, for direct investment by venture capital, management buyout and other investment firms in a variety of fund types, including technology and real estate, and for certain of our private equity activities.

•
Project Finance. We raise capital and coordinate capital-raising efforts through a variety of public and private sources to assist corporations, consortiums and supranational and national agencies in financing projects.

•
Private Equity. The Private Equity Group invests primarily in unlisted or illiquid equity or equity-related securities in privately negotiated transactions. This activity has expanded following the Acquisition. The Private Equity Group makes private equity investments across the entire capital structure, from venture capital to investments in the largest leveraged buyouts. In addition to debt and equity investments in companies, the Private Equity Group invests in real estate. Investments are made directly or through a variety of investment vehicles. At December 31, 2001, CSFB managed or advised funds and proprietary private equity portfolios with committed capital of approximately $27.4 billion, and the Company managed or advised funds and proprietary private equity portfolios with committed capital of approximately $20.7 billion. At December 31, 2001, CSFB had global investments in private equity for its account of approximately $2.4 billion and had unfunded commitments of approximately $2.5 billion. At December 31, 2001, the Company had private equity investments for its own account of approximately $906 million and had unfunded commitments of approximately $1.7 billion.

        Our principal fund groups include:

  •
  Leveraged Corporate Private Equity. Leveraged corporate private equity funds, which make investments in equity and mezzanine securities arising from leveraged acquisitions and recapitalizations, restructurings, over-leveraged companies and other similar transactions.

  •
  Mezzanine Investing. Mezzanine investment funds, which typically invest in subordinated debt and preferred stock with warrants in companies across diverse industries.

  •
  Real Estate Investing. Real estate funds, which focus on opportunistic real estate investments and high quality properties and operating companies that the funds believe have strong fundamentals, attractive risk/return profiles and substantial value-creation potential.

  •
  Sprout. Venture capital funds managed by the Sprout Group, one of the oldest and largest groups in the private equity investment and venture capital industry, which invests in early-stage, high-growth companies, management buyouts and mezzanine financing of companies that are not yet ready to seek access to the public capital markets.

  •
  Customized Fund Investment Group. A customized fund investment group for "funds of funds" and similar products, which has invested in over 350 private equity funds.

  •
  Secondary Fund. A "secondary fund", which purchases existing interests in private equity funds and direct private equity investments.

  •
  Distressed Securities Fund. A distressed securities fund, which invests in the securities of companies that are undervalued or undergoing financial difficulties, usually with the intention of acquiring control of such companies.

        Our strategy with respect to each private equity fund is to manage the fund over the medium to long term to maximize the value over time of its investments. In addition to an annual management fee, we may generate realized gains from carried interest after a threshold return for investors has been achieved. Operating income may also be derived from unrealized appreciation or realized appreciation upon the disposition of the investment. These latter sources of revenue typically emerge, if at all, over a number of years, and our private equity business is therefore a long-term business.

        If a private equity investment in a company substantially declines in value, we may potentially lose some or all of any management or similar fees, may not receive any increased share of the income and gains from such investment (to which we are entitled when the return on such investment exceeds certain threshold returns) and may lose our pro rata share of the capital invested in that company and other companies in the same fund. Further, it may become more difficult to dispose of the investment. Depending on the size of the investment, the nature of the company's problems or other factors, we may become involved in disputes or legal proceedings relating to the company, and our reputation or our ability to sponsor private equity investment funds in the future could be adversely affected.

Financial Services Division

        Pershing.    Pershing is a leading provider of financial services outsourcing solutions to many of the world's major financial institutions and independent investment managers. Founded in 1939 and acquired by DLJ in 1977, Pershing now operates out of 11 offices worldwide. Pershing provides execution, settlement and clearance and an extended service model for major financial institutions, which enables customers to provide an array of asset-gathering products and services (e.g., retirement accounts, asset management accounts and fee-based brokerage accounts). Pershing's broad range of services, including custody, cash management, product development, information management, portfolio evaluation, financing, proprietary research, securities lending, and related services, are used by more than 750 customers, which at December 31, 2001 collectively maintained over 4 million "active" client accounts holding more than $400 billion of assets (including Private Client Services assets held in Pershing). Accounts are considered active if Pershing has sent a statement to the client during the year. As a wholesaler of these services, Pershing provides financial products and services to customers on a fee-for-service basis.

        Pershing maintains a significant presence on the major U.S. exchanges and provides agency execution for institutional block and retail orders. Pershing also supplies broad coverage of fixed income securities and money market funds, and offers access to approximately 12,000 mutual funds. Through Pershing Trading Company, L.P., Pershing is also a specialist on regional exchanges and a market maker in the over-the-counter markets.

        Pershing provides internet-based solutions for account management and order entry to approximately 34,000 investment professionals. Pershing technology also enables approximately 265 broker-dealers to serve over 740,000 clients online. Pershing uses a combination of in-house products and content partnerships with other e-commerce firms to deliver a wide range of content, such as market data, third-party research and analytical tools, for investment professionals and their clients. iNautix Technologies, originally the technology group of our former CSFBdirect operations, is now a part of Pershing, and it develops, designs and supports internet-based products and services for Pershing, our affiliates and third parties. In addition, Pershing's investment research department offers investment analysis and recommendations for retail customers through traditional and online channels.

        Private Client Services.    Private Client Services serves high-net-worth and corporate investors with significant financial resources and specialized investment needs. The range of services offered includes single-stock brokerage, hedging and sales of restricted securities. Private Client Services also offers its clients a wide range of investment management products including third-party managed accounts and alternative investments. Private Client Services operates out of offices in ten U.S. cities and in London. Private Client Services had 515 investment advisors and managed or advised clients on approximately $58 billion in assets as of December 31, 2001.

        In the first quarter of 2002, we completed the sale of CSFBdirect, our online trading operations.

OPERATING ENVIRONMENT AND COMPETITION

        We believe that the long-term outlook for leaders in the investment banking industry is positive, although the industry is volatile and subject to periodic market downturns worldwide or in particular geographic regions. The global "bulge bracket", or top-tier, investment banks are likely to be more successful than other firms, and there is continuing consolidation in the financial services industry. One of the principal macroeconomic trends affecting the investment banking industry is greater capital formation, which is produced by aging demographics, pension reforms and wealth creation. This trend has led to a shift of investments toward equity securities in the United States, and this shift is beginning to occur in Europe and Asia. Consolidation and convergence, driven by a blurring of traditional product and geographic boundaries, deregulation, and importance of scale and efficiency, have also created benefits for global full-service providers such as CSFB. Technology has led to productivity improvements and new distribution and business models, more demanding and better-informed customers and the need to balance productivity gains with investment requirements.

        The slowdown in global economic growth in the second half of 2000 continued in 2001, particularly in the second half of the year. Market and economic conditions were characterized by volatile equity markets. The economic slowdown in the United States and Europe led to market uncertainty, a decline in all of the major stock indices from the higher levels experienced in 2000, and a sharp decline in merger and acquisition activity and capital markets transactions across most sectors. On September 11,

2001, terrorist attacks on the World Trade Center in New York and the Pentagon in Washington, D.C. and certain other related events resulted in, among other things, the closing of U.S. stock exchanges and volatility in global financial markets and had a negative impact on financial activity, including in businesses in which we operate. The aftermath of such events exacerbated the already difficult economic and market conditions experienced by us in 2001 prior to the terrorist attack. The short-term and long-term impact of these events, including, among other things, military conflicts, economic or political sanctions and further terrorist attacks, is unclear, but could have a material adverse effect on economic and market conditions and market volatility. The poor market conditions have also been exacerbated by investor concerns about perceived accounting irregularities and a deteriorating credit environment. The difficult market and economic conditions had a negative impact in 2001 on our business, particularly capital markets and financial advisory services. As a result, in 2001 we made personnel reductions in a number of business areas and certain support and other departments. These staff reductions are expected to help reduce expenses in light of the current market environment but are also designed to allow us to remain appropriately staffed. The poor market conditions have persisted in the first quarter of 2002 notwithstanding some indications that the economy may be recovering.

        The financial services business, including asset management, is viewed as a growth sector. Despite a weaker and more volatile market environment, the underlying fundamentals continue to support the sector. We believe that within this sector, there will be positive net new asset growth over the next several years. This growth, together with major external changes such as technological innovation and increased volatility and complexity in world markets, is changing the way the industry delivers services, manages investments and measures risk. Investment management firms are also experiencing historically high levels of mergers and acquisitions activity. New entrants are purchasing investment management companies, while existing firms are merging to create global organizations and achieve economies of scale.

        We face intense competition from various types of firms, in all aspects of our business and throughout the world. The principal competitive factors influencing our business are our ability to attract and retain highly-skilled employees, our reputation in the market place, our client relationships and our mix of market and product capabilities.

        In investment banking, we compete with brokers and dealers in securities and commodities, investment banking firms, commercial banks, merchant banks and other firms offering financial services. We have also experienced significant price competition in certain of our businesses, which has reduced underwriting spreads on certain products or in certain markets. Competition from alternative trading systems is reducing fees and commissions. In addition, as private equity funds grow and proliferate, competition to raise private capital and to find and secure attractive investments is accelerating.

        In asset management, CSFB's major competitors are the asset management subsidiaries of financial services firms, U.S. mutual and institutional fund managers and European fund managers. Despite the trend towards globalization in the asset management industry, competition is most significant in individual geographic locations.

FINANCE, ADMINISTRATION AND OPERATIONS

        We have finance, administration, operations and other support departments, including treasury, controller, credit, risk management, corporate services, information technology, tax, legal and compliance, human resources and operations. These departments support our businesses through the processing of securities, foreign exchange and commodities transactions; receipt and delivery of funds and securities; safeguarding of customers' securities; internal financial controls, including management of global expenses, capital structure and funding; and our efforts at ensuring compliance with regulatory and legal requirements. Certain of these areas also assist in the management and monitoring of the risks associated with our business activities.

EMPLOYEES

        In October 2001, CSFB announced a broad cost-cutting initiative with the goal of eliminating $1 billion in operating costs by the end of 2002. The cost reduction plan includes reducing staff levels as well as achieving savings from other non-staff costs. As a result of these staff reductions, at December 31, 2001, we had 13,561 employees based in the United States and 503 employees outside the United States. We had 3,225 employees in the Securities Division, 2,134 in IBD, 4,532 in the Financial Services Division, and 4,173 in finance, administration and operations departments. These figures include contractors as well as employees. Professional personnel receive salary as well as incentive compensation in the form of bonuses and, in certain instances, through long-term incentive and/or other compensation plans. None of our employees is represented by a labor union. We have encountered no significant labor disputes.

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

        In the United States, the Securities and Exchange Commission, or SEC, is the federal agency that is responsible for the administration of the federal securities laws. Each of CSFB Corp., Donaldson, Lufkin & Jenrette Securities Corporation, or DLJSC, and Pershing Trading Company, L.P. is registered as a broker-dealer with the SEC and as a broker-dealer in a number of states. Each of these entities is a member of a number of securities industry self-regulatory organizations, including the New York Stock Exchange, Inc. and/or the National Association of Securities Dealers, Inc., or NASD, and is subject to their regulations. Credit Suisse First Boston Capital LLC is registered with the SEC as an over-the-counter derivatives dealer (also known as a "broker-dealer lite"). CSFB Corp. and DLJSC and certain other entities are registered with the SEC and in a number of states as investment advisors. Similarly, our business is also subject to regulation by various non-U.S. governmental and regulatory bodies and self-regulatory authorities in virtually all countries where we have offices.

        The commodity futures and options industry in the United States is subject to regulation under the Commodity Exchange Act, as amended. The Commodity Futures Trading Commission is the federal agency charged with the administration of the Commodity Exchange Act and the regulations thereunder. DLJSC and CSFB Corp. are each registered with the Commodity Futures Trading Commission as a futures commission merchant.

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

        As a result of registration with government authorities and memberships in self-regulatory organizations, these broker-dealers are subject to overlapping regulations, which cover all aspects of their securities business. These regulations cover matters including capital requirements, the use and safekeeping of customers' funds and securities, record-keeping and reporting requirements, supervisory and organizational procedures intended to assure compliance with securities laws and rules of the self-regulatory organizations and to prevent improper trading on "material nonpublic" information, employee-related matters, limitations on extensions of credit in securities transactions, required procedures for trading on securities exchanges and in the over-the-counter market, and procedures for the clearance and settlement of trades. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, the broker-dealers in some instances may be required to make "suitability" determinations as to certain customer transactions, are limited in the amounts that they may charge customers, cannot trade ahead of their customers and must make certain required disclosures to their customers.

        We believe that we have been in compliance in all material respects with the regulations described herein.

Capital Requirements

        As a registered broker-dealer and member firm of various self-regulatory organizations, each of our broker-dealer subsidiaries is subject to the uniform net capital rule, Rule 15c3-1 of the Securities Exchange Act of 1934, or Exchange Act. This rule specifies the minimum level of net capital a broker-dealer must maintain and also requires that part of its assets be kept in relatively liquid form. Our broker-dealer lite entity is also subject to the uniform net capital rule but calculates its capital requirements under Appendix F to Rule 15c3-1. DLJSC and CSFB Corp. are each subject to the net capital requirements of the Commodity Futures Trading Commission and various commodity exchanges. We refer you to Note 9 to the consolidated financial statements included in Part II, Item 8 of this Annual Report.

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

        At December 31, 2001, our broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

CERTAIN FACTORS THAT MAY AFFECT OUR BUSINESS

        Our businesses are materially affected by conditions in the financial markets and economic conditions generally. In addition, our businesses are exposed to a variety of risks that could materially affect our results of operations and financial condition, including those described below. See

"Quantitative and Qualitative Disclosures about Market Risk" for a description of how CSFB manages risk.

Market Risk

        As an integrated investment bank, we are materially affected by conditions in the financial markets and economic conditions generally in the United States and around the world. In addition, results of operations in the past have been, and in the future may continue to be, materially affected by other factors of a global nature.

        Our large trading and investment (other than trading) positions in the debt, currency, commodity and equity markets, and in private equity, mortgage and other assets, can be adversely affected by volatility in financial markets, i.e., the degree to which prices fluctuate over a particular period in a particular market, regardless of market levels. Such volatility can also lead to losses relating to our broad range of trading and hedging products including swaps, futures, options and structured products. To the extent that we own assets, or have net long positions, in any of those markets, a downturn in those markets could result in losses from a decline in the value of our net long positions. Conversely, to the extent that we have sold assets that we do not own, or have net short positions, in any of those markets, an upturn in those markets could expose us to potentially unlimited losses as we attempt to cover our net short positions by acquiring assets in a rising market. We may from time to time have a trading strategy of holding a long position in one asset and a short position in another, from which we expect to earn operating income based on changes in the relative value of two assets. If, however, the relative value of two assets changes in a direction or manner in which we did not anticipate or against which we are not hedged, we might realize a loss in those paired positions. Such losses, if significant, could adversely affect our results of operations and financial condition.

        Adverse market or economic conditions would likely reduce the number and size of transactions in which we provide underwriting, mergers and acquisitions advice and other investment banking services and therefore adversely affect our financial advisory fees and underwriting fees. Market declines in the United States and elsewhere would also likely lead to a decline in the volume of securities trades that we execute for customers and, therefore, to a decline in operating income we receive from commissions and spreads. In addition, adverse market or economic conditions could negatively affect our private equity investments.

        On September 11, 2001, terrorist attacks on the World Trade Center in New York and the Pentagon in Washington, D.C. and certain other related events resulted in, among other things, the closing of U.S. stock exchanges and volatility in global financial markets and had a negative impact on financial activity, including in businesses in which we operate. Future terrorist attacks and related military conflicts and economic or political sanctions could have a material adverse effect on economic and market conditions and market volatility.

        We could also be adversely affected by a downturn in other sectors. In the real estate sector, we finance and acquire principal positions in a number of real estate and real estate-related products for major participants in the commercial and residential real estate markets, and we securitize and trade in a wide range of real estate and real-estate related products. In the technology and telecommunications sectors, we have made significant commitments to provide investment banking advisory and underwriting services and decreasing economic growth would likely reduce our operating income from those areas.

        Concentration of risk could increase our losses due to our sizeable securities holdings. Furthermore, we could be exposed to increased losses in activities such as arbitrage, market making, block trading, private equity and underwriting. We have committed substantial amounts of capital to these businesses, which may allow us to take large positions in the securities of a particular company or companies in a particular industry, country or region. Moreover, the trend in all major capital markets is toward larger and more frequent commitments of capital in many of these activities.

        If any of the variety of instruments and strategies we use to hedge our exposure to various types of risk is not effective, we may incur losses. Many of our strategies are based on historical trading patterns and correlations and unexpected market developments may affect our hedging strategies exposure in all market environments or against all types of risk. We may only be partially hedged or our hedging strategies may not be fully effective in mitigating our risk.

        In addition to the potentially adverse effects described above, market risk could exacerbate the other risks we face. For example, if we were to incur substantial trading losses, our need for liquidity could rise sharply while access to liquidity could be impaired. In conjunction with a market downturn, our customers and counterparties could also incur substantial losses of their own, thereby weakening their financial condition and increasing our credit risk to them.

Credit Risk

        We are also exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. This risk may arise, for example, from holding securities of third parties; entering into swap or other derivative contracts under which counterparties have long-term obligations to make payments to us; executing securities, futures, currency or commodity trades that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, exchanges, clearinghouses or other financial intermediaries; extending credit to our clients through bridge or margin loans or other arrangements; and economic and political conditions beyond our control.

        We have experienced, due to competitive factors, pressure to assume longer-term credit risk, extend credit against less liquid collateral and more aggressively price these instruments based on the credit risks we take.

        Although we regularly review credit exposure to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. We may also fail to receive full information with respect to the trading risks of a counterparty. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions because the commercial soundness of many financial institutions may be closely related as a result of credit, trading, clearing, or other relationships between institutions. This risk is sometimes referred to as "systemic risk" and may adversely affect financial intermediaries, such as clearing agencies, clearinghouses, banks, securities firms and exchanges with which we interact on a daily basis, and could adversely affect us.

Cross Border and Foreign Exchange Risk

        Country, regional and political risks are components of market risk as well as credit risk. Economic or political pressures in a country or region including those arising from local market disruptions, currency crises and monetary controls, may adversely affect the ability of clients or counterparties located in that country to obtain foreign exchange and, therefore, to perform their obligations to us. The political, economic or other circumstances in which we operate may have an adverse impact on our results of operations.

        We are also exposed to risk from fluctuations in exchange rates for currencies as a portion of our assets and liabilities are denominated in currencies other than the U.S. dollar, which is our financial reporting currency. Exchange rate volatility may have an adverse impact on our results of operations.

Liquidity Risk

        Liquidity, or ready access to funds, is essential to our businesses. We depend on continuous access to capital markets to finance day-to-day operations. An inability to raise money in the long-term or short-term debt capital markets, or an inability to access the repurchase and securities lending markets, could have a substantial negative effect on our liquidity. Our ability to borrow in the debt markets could be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative views about the financial services industry generally. In addition, lenders could develop a negative perception of our long-term or short-term financial prospects if we incurred large trading losses, the level of our business activity decreased due to a market downturn, regulatory authorities took significant action against us, or we discovered serious employee misconduct or illegal activity.

        If we were unable to borrow in the debt capital markets, or access the repurchase and securities lending markets, we would need to liquidate assets, such as our investment and trading portfolios, to meet maturing liabilities. Our ability to liquidate portfolios could be adversely affected by a market downturn. In certain market environments, such as when there is market volatility or uncertainty, overall market liquidity may decline. In a time of reduced liquidity, we may be unable to sell some of our assets, or we may have to sell assets at depressed prices, which in either case could adversely affect our results of operations. In addition, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

        Furthermore, our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. These ratings are assigned by ratings agencies, which may reduce or withdraw their ratings or place us on "credit watch" with negative implications at any time. Credit ratings are important to us when competing in certain markets and when seeking to engage in long-term transactions, including over-the-counter derivatives. A reduction in our credit ratings could increase our borrowing costs and limit our access to capital markets. This, in turn, could reduce our liquidity, and could negatively impact our operating results and financial condition.

Operational Risks

        Operational risk is the risk of adverse effects on our business as a consequence of conducting operations in an improper or inadequate manner, or as a result of external factors. Our businesses face a wide variety of operational risks. Operational risks arise from organizational factors, such as change of management and other personnel, data flow, communication, coordination and allocation of responsibilities, as well as from policy and process risks from weakness in or non-compliance with policies and critical processes involving documentation, due diligence and settlement. Operational risks also arise from dependencies on information technology and the telecommunications infrastructure and risks arising from e-commerce activities. We also face risks arising from human error and from external factors such as fraud and business disruption, including an interruption in the provision of communications, technology, utilities, transportation or other services on which the normal operation of our business depend.

        In particular, we are exposed to risk from potential non-compliance with polices on securities transactions, and settlements and payments processes. There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. Misconduct by employees could include engaging in unauthorized activities or binding us to transactions that exceed authorized limits or present unacceptable risks, which in either case may result in unknown or unmanaged risks or losses. Employee misconduct could also involve the improper use or disclosure of confidential information, which could result in regulatory sanction and serious reputational or financial harm. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases.

        We also face operational risk from potential losses caused by a breakdown in information, communication, transaction settlement and processing procedures. As an integrated investment bank, we rely heavily on our financial, accounting and other data processing systems. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to our clients, regulatory intervention or reputational damage. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses.

Legal and Regulatory Risks

        We face significant legal risks in our businesses, and the volume and amount of damages claimed in litigation and other adversarial proceedings against financial services firms is increasing. These include, among other things, disputes over the terms of trades and other transactions in which we act as principal, potential liability under securities law or other law for materially false or misleading statements made in connection with transactions in which we act as underwriter, placement agent or financial advisor, potential liability for the "fairness opinions" and other advice we provide to participants in corporate transactions, disputes over the terms and conditions of complex trading arrangements and disputes concerning the adequacy or enforceability of documents relating to some of our transactions. We face the possibility that counterparties in complex or risky trading transactions will claim that we improperly failed to tell them of the risks or that they were not authorized or permitted to enter into these transactions with us and that their obligations to us are not enforceable. We are also subject to claims arising from disputes with employees for, among other things, discrimination or harassment. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time.

        As a participant in the financial services industry, we are subject to extensive regulation by governmental and self-regulatory organizations around the world. The requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us. Consequently, these regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements, and restrictions on the businesses in which we may operate or invest. Compliance with many of these regulations entails a number of risks, particularly in areas where applicable regulations may be unclear. The authorities have the power to bring administrative or judicial proceedings against us, which could result, among other things, in suspension or revocation of our licenses, restrictions on some of our business activities, cease and desist orders, fines, civil penalties, criminal penalties or other disciplinary action which could materially harm our results of operations and financial condition. For a description of the legal proceedings and regulatory examinations to which we are subject, please see "Legal Proceedings".

        Changes in laws, rules or regulations affecting our operations, or in the interpretation or enforcement of such laws, rules and regulations, may adversely affect our results. We may be materially affected not only by regulations applicable to us as a financial services company, but also by regulations of general application. For example, the volume of our businesses in any one year could be affected by, among other things, existing and proposed tax legislation, antitrust and competition policies and other governmental regulations and polices and changes in the interpretation or enforcement of existing laws and rules that affect the business and financial communities.

Competition

        We face increased competition which could affect our business and results of operations. In recent years, there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks and other broad-based financial services firms have established or acquired broker-dealers or have merged with or acquired other financial institutions and insurance companies. This trend has created a number of firms that, like us, have the ability to offer a wide range of products. Some of these firms may offer a broader range of products than we do, or offer such products at more competitive prices. The passage of the Gramm-Leach-Bliley Act in the United States, which became effective in most respects in March 2000 and effectively repealed certain sections of the 1933 Glass-Steagall Act, has allowed commercial banks, securities firms and insurance firms to affiliate, which has accelerated consolidation and may increase competition in the financial services industry.

        In the highly competitive environment arising from globalization and convergence in the financial services industry, a reputation for financial strength and integrity is critical to our ability to attract and maintain customers. Our reputation could be harmed if we fail adequately to promote and market our brand. Our reputation could also be damaged by, among other things, employee misconduct, a decline in results, or a downturn in financial markets or the financial services industry in general.

        Our performance is largely dependent on the talents and efforts of highly skilled individuals. There is significant competition in the financial services industry for qualified employees. We also compete for employees with companies both in and outside the financial services industry. We have devoted considerable resources to recruiting, training and compensating such individuals. Our continued ability to compete effectively in our businesses depends on our ability to attract new employees and to retain and motivate existing employees.

        We compete against a wide variety of firms in all aspects of our business throughout the world. The type of firms with which we compete include brokers and dealers in securities and commodities, investment banking firms, commercial banks, merchant banks and other firms offering financial services. The principal competitive pressures are price competition arising from the trend toward consolidation in the global financial services industry, the ability to recruit and retain high quality professional staff, the ability to maintain existing client relationships, the mix of market capabilities and the ability to preserve our reputation.

        We also face competitive challenges from new trading technologies. Securities and futures transactions are now being conducted through the internet and other alternative, non-traditional trading systems, and it appears that the trend toward alternative trading systems will continue and probably accelerate. A dramatic increase in computer-based or other electronic trading may adversely affect our commission and trading revenues, exclude our businesses from certain transaction flows, reduce our participation in the trading markets and the associated access to market information and lead to the creation of new and stronger competitors. We may also be required to make additional expenditures to develop or invest in new trading systems or otherwise to invest in technology to maintain our competitive position.

Acquisition Risk

        Acquisition of financial services businesses has been an important element of CSFB's strategy, and when appropriate, CSFB expects to consider additional acquisitions in the future. Even though CSFB reviews the records of companies it plans to acquire, such reviews are inherently incomplete and it is generally not feasible for CSFB to review in detail all such records. Even an in-depth review of records may not reveal existing or potential problems or permit us to become familiar enough with a business to assess fully its capabilities and deficiencies. As a result, CSFB may assume unanticipated liabilities, or an acquisition may not perform as well as expected. CSFB faces the risk that the returns on acquisitions will not support the expenditures or indebtedness incurred to acquire such business, or the capital expenditures needed to develop such businesses.

Integration Risk

        We and CSFB face the risk that we will not be able to integrate acquisitions into existing operations effectively. Integration may be hindered by, among other things, differing procedures, business practices and technology systems, as well as difficulties in adapting an acquired company into the existing organizational structure. If we and CSFB are unable to address these changes effectively, our results of operations and financial condition could be adversely affected.

Item 2: Properties

        A description of our principal offices as of February 28, 2002 is provided in the table below:

Location	Owned/Leased	Lease Expiration	Approximate Square Feet
New York City, NY
Eleven Madison Avenue (1)	Leased	2017	1.5 million
One Madison Avenue (2)	Leased	2020	1.4 million
277 Park Avenue (3)	Leased	2021	415,000
315 Park Avenue South	Leased	2107	183,000
Jersey City, NJ	Leased	2004	12,000
Jersey City, NJ	Leased	2006	29,000
Jersey City, NJ	Leased	2009	485,000
Florham Park, NJ	Owned	—	142,000
East Hanover, NJ	Owned	—	325,000
Florham Park, NJ	Leased	2004	43,000
111 Old Broad Street, London	Leased	2018	121,000

(1)
Our principal executive offices.
(2)
On February 22, 2001, we signed a triple net lease commencing January 1, 2002 for the entirety of the building and subleased it back to Metropolitan Life Insurance Company ("MetLife") for the space that MetLife will occupy on a declining basis over time. At February 28, 2002, approximately 777,660 square feet were occupied by MetLife and another tenant pursuant to subleases.
(3)
On February 1, 2001, we assigned our main lease interest to JP Morgan Chase Bank. We will continue to occupy space at 277 Park Avenue under the terms of a sub-lease with JP Morgan Chase Bank until April 2002.

        In addition, we lease an aggregate of approximately 1.44 million square feet for our domestic and international regional offices, the leases for which expire at various dates through 2025. Other domestic offices are located in Atlanta, Austin, Bala Cynwyd, Baltimore, Beachwood, Bethesda, Boston, Charlotte, Chicago, Dallas, East Brunswick, Englewood, Hollywood, Houston, Los Angeles, Menlo Park, Miami, Mount Prospect, Newport Beach, Oak Brook, Palo Alto, Pasadena, Philadelphia, Plano, Plymouth Meeting, Princeton, San Francisco, Seattle, Tampa, Washington D.C. and Westport. Our international offices are located in Buenos Aires, Geneva, Toronto, Hong Kong, Tokyo, Geneva, London, Chennai and Dubai.

        We previously leased approximately 246,000 square feet at 5 World Trade Center, one of the buildings that collapsed on September 11, 2001 as part of a terrorist attack in New York City and Washington, D.C. Our 5 World Trade Center operations have been relocated to certain of our other offices in New York City. We also previously leased approximately 188,000 square feet at 280 Park Avenue in New York City. In 2001, we subleased approximately 7,500 square feet to a third party and the leases on the remainder of the space either ended or were terminated. In New York City, we also previously occupied approximately 94,000 square feet at 120 Broadway. In August 2001, we subleased this space to third parties. In London, we previously leased approximately 107,000 square feet at 99 Bishopsgate. In April 2001, we surrendered some of the space back to the landlord and assigned the remainder to a third party. In Jersey City, New Jersey, we leased approximately 206,000 square feet for the operations of CSFBdirect. In connection with the sale of CSFBdirect to Bank of Montreal, we subleased approximately 35,000 square feet to Bank of Montreal and we also subleased approximately 78,000 square feet to a third party. We will vacate approximately 15,000 square feet and retain the rest of the space for disaster recovery operations.

        We believe that our existing and planned facilities are adequate for our current and future needs. Our facilities at Eleven Madison Avenue, One Madison Avenue and 315 Park Avenue South constitute our corporate campus in Midtown South in New York City.

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

National Gypsum Company Litigation

        In October 1995, DLJSC was named as a defendant in a purported class action filed in Texas state court on behalf of the holders of $550 million principal amount of subordinated redeemable discount debentures of National Gypsum Corporation ("NGC") that were cancelled in connection with a Chapter 11 plan of reorganization for NGC consummated in July 1993. The complaint alleges that the debentures were undervalued in the NGC plan of reorganization because after the plan was consummated, NGC's shares traded for values substantially in excess of, and in 1995 NGC was acquired for a value substantially in excess of, the values upon which NGC's plan of reorganization was based. The claims against DLJSC arise out of its activities as financial advisor to NGC in the course of NGC's Chapter 11 reorganization proceedings. The complaint seeks compensatory and punitive damages purportedly sustained by the class.

        On October 10, 1997, DLJSC and others were named as defendants in an adversary proceeding in the Bankruptcy Court brought by the NGC Settlement Trust, an entity created by the NGC plan of reorganization to deal with asbestos-related claims. On May 7, 1998, DLJSC and others were named as defendants in a second action in a Texas state court brought by the NGC Settlement Trust. The allegations of these complaints are substantially similar to those of the earlier class action pending in Texas state court.

        In an Order, dated March 1, 1999, the Texas state court granted motions for summary judgment filed by DLJSC and the other defendants in these state court actions, and the plaintiffs subsequently appealed. The plaintiffs and DLJSC have now entered into an agreement, dated September 28, 2001, to settle all of the claims against DLJSC in these actions. The Texas state court has now granted final approval to the settlement.

Plaintiff Initial Public Offering Fee Antitrust Litigation

        Since November 1998, several lawsuits have been filed in the U.S. District Court for the Southern District of New York against CSFB Corp., DLJSC and numerous other brokerage firms, alleging that the defendant broker/dealers conspired to fix the "fee" paid for underwriting initial public offering securities by setting the underwriters' discount or "spread" at 7%, in violation of the federal antitrust laws. The lawsuits purport to be class actions brought on behalf of classes of persons and entities that purchased and issued securities in IPOs, and seek treble damages in an unspecified amount and injunctive relief as well as attorney's fees and costs.

        In February 1999, the Court consolidated the various cases in a single litigation, captioned In re Public Offering Fee Antitrust Litigation and, on April 29, 1999, CSFB Corp. and other defendants filed a motion to dismiss the complaint as a matter of law. Meanwhile, beginning in August 2000, several other complaints were filed on behalf of issuers of stock in IPOs containing the same allegations of an industry-wide conspiracy to fix IPO underwriting fees and by order, dated April 10, 2001, the Court consolidated the issuer complaints.

        On February 14, 2001, the Court dismissed the purchaser plaintiffs' claims on the ground that those plaintiffs lacked legal standing to assert antitrust claims. The Court did not grant leave to replead, and subsequently denied the purchaser plaintiffs' motion to vacate or reconsider the ruling. The purchaser plaintiffs now are appealing the Court's dismissal to the United States Court of Appeals for the Second Circuit.

        On July 6, 2001, the IPO issuer plaintiffs filed a consolidated issuer complaint in the U.S. District Court for the Southern District of New York, which names numerous defendants including CSFB Corp. and us, under the caption In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation. The defendants have moved to dismiss the consolidated issuer complaint. This motion remains pending before the Court. Our entities intend to defend themselves vigorously against all of the allegations in this matter.

AmeriServe Food Distribution Inc. Litigation

        On or about January 31, 2000, AmeriServe Food Distribution, Inc. ("AmeriServe"), its parent company, Nebco Evans Holding Company, and related corporations filed Chapter 11 petitions in the U.S. Bankruptcy Court for the District of Delaware. Since then, the Bankruptcy Court has confirmed a liquidation plan, and the plan has been consummated. Pursuant to the plan, substantially all the assets of AmeriServe were sold and a "Post-Confirmation Estate" has been created. The Post-Confirmation Estate is authorized to assert a wide assortment of claims against various parties for the benefit of various creditors. On or about December 8, 1999, DLJ Bridge Finance, Inc., wholly-owned indirectly by us, made a $100 million secured loan to AmeriServe. The loan subsequently was transferred to DLJ Capital Funding, also indirectly wholly-owned by us, which has filed a claim with respect to the loan in the Bankruptcy Court proceeding. Pursuant to the plan, funds for payment of this claim have been escrowed pending allowance of the claim by the Bankruptcy Court.

        On or about November 28, 2000, following discovery from us concerning our relationships with AmeriServe and related companies, holders of certain AmeriServe secured notes issued on or about October 1, 1999, commenced an adversary proceeding in the Bankruptcy Court, seeking under the Bankruptcy Code to subordinate DLJ Capital Funding's claim to the secured noteholders' claims. On April 4, 2001, the Court denied a motion to dismiss filed by DLJ Capital Funding and ordered plaintiffs to file an amended complaint setting forth with specificity their claims against DLJ Capital Funding. An amended complaint was filed and, on May 30, 2001, DLJ Capital Funding moved to dismiss the amended complaint. Resolution of that motion is pending. DLJ Capital Funding intends to defend itself vigorously against all of the allegations contained in the complaint.

        On December 14, 2000, Morgens Waterfall Holdings, LLC ("Morgens") filed a complaint in the U.S. District Court for the Southern District of New York against DLJSC, DLJ Merchant Banking, Inc., DLJ Merchant Banking Partners, L.P., DLJ Merchant Banking Partners II, L.P., and certain officers, directors and other individuals and entities. The complaint asserted common law and federal securities law claims arising out of alleged misrepresentations and omissions relating to Morgens' purchases of secured AmeriServe notes issued on or about October 1, 1999. The complaint sought, among other things, compensatory and punitive damages, as well as rescission and declaratory relief. On January 24, 2001, Morgens and certain affiliated entities filed an amended complaint asserting substantially similar claims. On February 1, 2001, the District Court dismissed the amended complaint for failure to meet certain pleading standards with leave to replead within 20 days. On February 20, 2001, Morgens filed a second amended complaint, which omits certain previously asserted claims but is similar in substance to Morgens' first amended complaint. On April 6, 2001, the defendants answered the second amended complaint and asserted counterclaims against Morgens seeking, among other things, compensatory damages for breach of contract. Morgens answered the counterclaims. Our entities filed summary judgment motions in February 2002. Plaintiffs cross-moved for partial summary judgment. The Court granted our motion in part, dismissing entirely from the case all of our entities except DLJSC and denied plaintiffs' motion in full. Trial against DLJSC is scheduled to commence on April 15, 2002. Our entities intend to defend themselves vigorously against all of the allegations contained in the second amended complaint.

        On December 27, 2000, GSC Recovery, Inc. ("GSC") filed a complaint in the Superior Court of New Jersey, Law Division, Morris County, against DLJSC, DLJ Merchant Banking, Inc., DLJ Merchant Banking Partners, L.P., DLJ Merchant Banking Partners II, L.P., and certain officers, directors and other individuals and entities seeking compensatory and punitive damages. The complaint arose out of alleged misrepresentations and omissions relating to GSC's purchases of certain unsecured AmeriServe notes issued in 1997 and 1998. On March 6, 2001, the DLJ entities named as defendants moved to dismiss the complaint. The Court subsequently granted in part, and denied in part, the motion to dismiss. The plaintiffs moved the Court to reconsider its decision, but the Court denied the motion. GSC filed a second amended complaint on August 10, 2001, and our entities served an answer to the second amended complaint on September 4, 2001. Our entities intend to defend themselves vigorously against all of the allegations contained in the complaint.

        On January 30, 2001, Conseco Capital Management, Inc. and certain affiliated entities ("Conseco") filed a complaint in the U.S. District Court for the Southern District of New York against DLJSC, DLJ Merchant Banking, Inc., DLJ Merchant Banking Partners, L.P., DLJ Merchant Banking Partners II, L.P., and certain officers, directors and other individuals and entities. The complaint asserted common law and federal securities law claims arising out of alleged misrepresentations and omissions relating to Conseco's purchases of the AmeriServe secured notes issued on or about October 1, 1999. On August 31, 2001, Conseco filed an amended complaint asserting claims for fraud and control person liability under federal securities law. The parties entered into an agreement, dated March 15, 2002, to settle this case, which agreement has been approved by the Bankruptcy Court.

        On November 8, 2001, Ronald A. Rittenmeyer, in his capacity as Plan Administrator of AFD Fund, the Post-Confirmation Estate of the bankruptcy cases of AmeriServe and its affiliates, filed a complaint in the County Court of Dallas, Texas against us, DLJSC, Donaldson, Lufkin & Jenrette Merchant Banking, Inc., Donaldson, Lufkin & Jenrette Merchant Banking Partners, L.P., Donaldson, Lufkin & Jenrette Merchant Banking Partners II, L.P., Donaldson, Lufkin & Jenrette Merchant Banking II, Inc., and certain officers, directors and other individuals and entities. Plaintiff asserts breach of fiduciary duty claims arising out of the acquisition of ProSource by AmeriServe in 1998. Our defendants filed answers generally denying all plaintiff's allegations on January 15, 2002; our two individual defendants also filed special appearances denying personal jurisdiction. Our entities intend to defend themselves vigorously against all of the allegations contained in the complaint.

Independent Energy Holdings PLC Litigation

        Beginning on September 6, 2000, DLJSC, Donaldson, Lufkin & Jenrette International ("DLJI") and certain other individuals and entities were named as defendants in six putative class actions filed in the U.S. District Court for the Southern District of New York on behalf of a purported class of persons who purchased or acquired American Depository Shares ("ADS") of Independent Energy Holdings PLC ("Independent Energy") in Independent Energy's secondary offering of $200 million of ADS in March 2000. The complaints, which were substantially the same, alleged violations of the federal securities laws against DLJSC, as one of the underwriters of the ADS, and DLJI, as a financial advisor to Independent Energy that sold shares in connection with the secondary offering, arising out of alleged misrepresentations and omissions contained in the registration statement and prospectus for the secondary offering of ADS. The complaints seek, among other things, compensatory damages, rescission, and equitable and/or injunctive relief.

        On December 15, 2000, the complaints pending in the Southern District court were consolidated. A consolidated amended complaint was filed on February 16, 2001, and a second amended consolidated complaint was later filed. On April 19, 2001, our entities named as defendants moved to dismiss the second amended consolidated complaint. On July 26, 2001, the Court rendered a decision granting in part, and denying in part, our motion. The Court held that plaintiffs' second amended consolidated complaint states a claim against DLJSC and DLJI under the Securities Act and against DLJSC under the Exchange Act and also states a control person liability claim against us under the Securities Act. On August 23, 2001, our entities answered the second amended consolidated complaint. On September 28, 2001, plaintiffs moved to certify a class in this matter. Our entities intend to defend themselves vigorously against all of the allegations in this matter.

Litigation Related to CSFB's Acquisition of DLJ

        In September 2000, DLJSC, we and our directors, and Credit Suisse Group, along with certain other entities, were named as defendants in a putative class action commenced in the U.S. District Court for the Southern District of New York brought on behalf of a purported class of public shareholders of DLJdirect (which was subsequently renamed CSFBdirect). The complaint alleges, among other things, that certain statements in the 1999 prospectus issued in connection with the initial public offering of DLJdirect shares were allegedly false and misleading in their description of the rights attributable to the DLJdirect shares; that the tender offer materials disseminated in connection with Credit Suisse Group's acquisition of us (the "CSG Transaction") were false and misleading in allegedly failing to describe certain rights to the DLJdirect shares in connection with the CSG Transaction, among other things; and that these alleged misstatements constitute violations of the federal securities laws. The complaint further alleges that defendants violated their fiduciary duties under state law by failing to provide for the purchase of DLJdirect shares as part of the CSG Transaction. The complaint seeks, among other things, an award of rescission or damages in an unspecified amount, a declaration that defendants have violated the federal securities laws and their state law fiduciary duties, and unspecified corrective disclosures. On February 23, 2001, the defendants moved to dismiss the complaint and, on October 5, 2001, the Court dismissed the complaint in its entirety.

        On or about March 30, 2001, the putative class actions initially filed in September 2000 in the Delaware Court of Chancery by the public shareholders of DLJdirect common stock against DLJ and others were consolidated and captioned In re CSFBdirect Tracking Stock Shareholders Litigation. Plaintiffs simultaneously filed a second consolidated amended complaint asserting their original claims and adding claims that alleged that our proposed offer, announced on March 26, 2001, to purchase all the publicly owned common stock of CSFBdirect at a price of $4 per share was unfair. Subsequent to the proposed offer to acquire all of the publicly owned CSFBdirect common stock for $4 per share, an additional ten putative class actions were filed in the Delaware Chancery Court alleging that the proposed offer was unfair. Those actions were then consolidated with the In re CSFBdirect Tracking Stock Shareholders Litigation. On July 10, 2001, the parties to the consolidated cases entered into a Memorandum of Understanding providing for the settlement, pending Court approval, of those cases with no admission of liability by defendants. On March 18, 2002, the Court ordered that a hearing be scheduled for June 6, 2002 to determine whether the settlement should be approved.

Governmental/Regulatory Inquiries and Litigation Relating To IPO Allocation Practices

        Governmental/Regulatory Inquiries Relating To IPO Allocation Practices.    CSFB Corp. has been the subject of an investigation in connection with certain of its alleged practices as to the allocation of shares in IPOs and subsequent securities transactions and commissions by the NASD Regulation, Inc. ("NASDR"), the U.S. Attorney's Office for the Southern District of New York (the "U.S. Attorney, S.D.N.Y.") and the SEC. To our knowledge, several other investment banks have been the subjects of investigations regarding similar matters. These inquiries have principally focused on the allocation practices with respect to IPOs in 1999 and 2000, and, in particular, the receipt of allegedly excessive commissions on secondary trades from certain customers that received allocations of shares and the relationship between the payment of commissions and the receipt of initial public offering allocations. On January 22, 2002, CSFB Corp. fully resolved the investigation by the SEC, which filed a Complaint, Consent and Final Judgment in the U.S. District Court for the District of Columbia. CSFB Corp. has

also entered into a Letter of Acceptance, Waiver and Consent with the NASDR (the "AWC"), which fully resolves the NASDR investigation. Both documents charge CSFB Corp. with violations of certain NASD Conduct Rules and record keeping regulations and the NASDR document also charges CSFB Corp. with failure to supervise. Neither document made any allegations or findings of fraudulent conduct by CSFB Corp. Pursuant to these settlements, CSFB Corp. agreed to pay a total of $100 million. This amount includes a $30 million civil penalty to be divided between the SEC and NASDR and a $70 million payment to be made to the U.S. Treasury and NASDR, representing disgorgement as a result of the conduct described by the SEC and NASDR in the complaint and AWC. As part of these settlements, CSFB has adopted and agreed to follow new policies and procedures relating to the allocation of shares in IPOs. CSFB Corp. was also enjoined as part of these settlements from prescribed violations of the NASD Conduct Rules and record keeping requirements and was censured by the NASDR. CSFB Corp. settled these investigations without admitting or denying the allegations in the Complaint and AWC. CSFB Corp. has also been separately informed that the U.S. Attorney, S.D.N.Y. has closed its investigation of CSFB Corp. in connection with its practices of allocating shares of IPO securities during the period from 1999 through 2000 without bringing any action.

        Litigation Relating To IPO Allocation Practices.    Since January 2001, CSFB Corp., DLJSC and several other investment banks, have been named as defendants in a large number of putative class action complaints filed in the U.S. District Court for the Southern District of New York, alleging various violations of the federal securities law resulting from alleged material omissions and misstatements in registration statements and prospectuses for IPOs and with respect to transactions in the aftermarket. These lawsuits contain allegations that the registration statement and prospectus either omitted or misrepresented material information about commissions paid to CSFB Corp., DLJSC or the other investment banks and aftermarket transactions by certain customers that received allocations of shares in the IPOs. In certain complaints, CSFB Corp., DLJSC or the other investment banks are also alleged to have issued misleading analyst research reports that failed to disclose the alleged allocation practices and that analysts were allegedly subject to a conflict of interest resulting from the manner in which bonus compensation was paid. Our entities intend to defend themselves vigorously against all of the claims asserted in these complaints.

        Since March 2001, CSFB Corp. and several other investment banks have been named as defendants in several putative class actions filed with the U.S. District Court for the Southern District of New York alleging violation of the federal and state antitrust laws in connection with alleged practices in allocation of shares in IPOs in which such investment banks were a lead or co-managing underwriter. The amended complaint in these lawsuits, which have now been consolidated into a single action, alleges that the underwriter defendants have engaged in an illegal antitrust conspiracy to require customers, in exchange for IPO allocations, to pay non-competitively determined commissions on transactions in other securities, to purchase an issuers' shares in follow-up offerings, and to commit to purchase other less desirable securities. The complaint also alleges that the underwriter defendants conspired to require customers, in exchange for IPO allocations, to agree to make aftermarket purchases of the IPO securities at a price higher than the offering price, as a precondition to receiving an allocation. These alleged "tie-in" arrangements are further alleged to have inflated artificially the market price for the securities. Our entities intend to defend themselves vigorously against all of the claims asserted in these complaints.

        On May 25, 2001, CSFB Corp. was sued in the U.S. District Court for the Southern District of Florida by a putative class of issuers in IPOs in which CSFB Corp. acted as lead manager on the grounds that CSFB Corp. underpriced IPOs, accepted excessive brokerage commissions in exchange for allocations in IPOs, required investors to give CSFB Corp. a share of IPO profits, and used IPO allocations to obtain additional investment banking business, all in breach of the underwriting agreement. This case was subsequently transferred to the U.S. District Court for the Southern District of New York. An amended complaint was filed on February 4, 2002 in this matter alleging, among other claims, a claim for indemnification under the underwriting agreements in the aforementioned IPO securities cases pending in the U.S. District Court for the Southern District of New York. CSFB Corp. intends to defend itself vigorously against all of the claims asserted in this matter.

        On June 29, 2001, CSFB Corp., together with another investment bank, was also named as a defendant in an action brought by a putative class consisting of CSFB Corp. retail customers that purchased shares in Covad Communications (the "Covad Action"). CSFB Corp. was alleged to have violated a fiduciary duty to its retail customers by issuing favorable analyst reports in an effort to obtain investment banking business from Covad, including secondary offerings. The complaint in the Covad Action has been dismissed on consent of all parties. The plaintiffs in the Covad Action have stated their intention to file a new complaint. CSFB Corp. intends to defend itself vigorously against all of the claims asserted in this matter.

        On August 2, 2001, CSFB Corp. and five other investment banks were named as defendants in a putative class action filed with the U.S. District Court for the Southern District of New York, alleging violations of the federal securities laws resulting from the issuance by defendants' research analysts of research reports on certain internet and technology company stocks, which reports included "buy" recommendations that allegedly increased or sustained the trading price of the stocks, and allegedly were materially misleading because they did not disclose the alleged financial interests of the analyst or the defendant investment banks in the subject internet or technology company. On November 9, 2001, CSFB Corp. was served with the complaint in this action. CSFB Corp. intends to defend itself vigorously against all of the claims asserted in this matter.

NewPower Holdings, Inc. (Enron-related) Litigation

        Since February 27, 2002, Credit Suisse First Boston, Inc. ("CSFBI"), DLJSC, CSFBdirect and certain other investment banks, along with NewPower Holdings, Inc. ("NewPower") and certain of NewPower's directors, have been named as defendants in four putative class actions filed with the U.S. District Court for the Southern District of New York. One of our employees is a director of NewPower and is named in the complaints. These complaints allege violations of federal securities law due to alleged material misrepresentations in, and omissions of material fact from, the registration statement and prospectus issued in connection with NewPower's October 5, 2000 IPO, and for alleged misrepresentations and omissions regarding NewPower after the IPO. According to the complaints, NewPower was formed by Enron Corp. ("Enron") in 1999, and Enron remains NewPower's controlling shareholder. Our entities intend to defend themselves vigorously against all of the claims asserted in these complaints.

        CSFB Corp., as well as, we understand, other investment banks, has received inquiries and requests for information from certain U.S. Congressional committees and the SEC regarding certain transactions and business relationships with Enron and its affiliates, including certain Enron-related special purpose entities. We are cooperating fully with such inquiries and requests.

Item 4: Submission of Matters to a Vote of Security Holders

        Pursuant to General Instruction I of Form 10-K, the information required by Item 4 is omitted.

PART II

Item 5: Markets for Registrant's Common Equity and Related Stockholder Matters

        All of our common equity securities are owned indirectly by Credit Suisse Group.

Item 6: Selected Financial Data

        The Selected Consolidated Financial Data is set forth on pages 24 to 25 in Part II, Item 7 of this Annual Report.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

SELECTED CONSOLIDATED FINANCIAL DATA(1)
Credit Suisse First Boston (USA), Inc. and Subsidiaries

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(in millions, except share data)
Consolidated Statement of Operations Data:
Revenues:
Principal transactions-net	$1,255	$704	$806	$12	$546
Investment banking and advisory	3,367	3,032	2,859	2,269	1,674
Commissions	1,479	1,474	1,201	855	691
Interest and dividends, net(2)	1,224	734	549	686	481
Other	223	94	116	102	79

Total net revenues	7,548	6,038	5,531	3,924	3,471

Expenses
Employee compensation and benefits	4,746	4,393	3,146	2,271	1,938
Occupancy and equipment rental	700	444	321	262	186
Brokerage, clearing, and exchange fees	325	207	143	118	102
Communications	315	222	162	120	87
Professional fees	410	317	286	173	169
Merger-related costs	476	1,104	—	—	—
Other operating expenses	791	873	519	379	328

Total costs and expenses	7,763	7,560	4,577	3,323	2,810

Income (loss) before provision (benefit) for income taxes, extraordinary items and cumulative effect of a change in accounting principle	(215)	(1,522)	954	601	661

Provision (benefit) for income taxes	(70)	(458)	353	230	253

Income (loss) before extraordinary items and cumulative effect of a change in accounting principle	(145)	(1,064)	601	371	408
Loss on early extinguishment of debt, net of tax benefit of ($5)	—	(12)	—	—	—
Cumulative effect of a change in accounting principle, net of tax provision	1	—	—	—	—

Net income (loss)	$(144)	$(1,076)	$601	$371	$408

	As of December 31,
	2001	2000	1999	1998	1997
	(in millions, except share and financial ratios)
Consolidated Statement of Financial Condition Data:
Securities purchased under agreements to resell and securities borrowed	$112,193	$112,903	$59,887	$44,031	$43,227
Total assets	218,320	212,219	109,012	72,226	70,449
Securities sold under agreements to repurchase and securities loaned	123,206	106,662	68,016	43,098	43,694
Long-term borrowings	15,663	11,258	5,160	3,482	2,128
Redeemable trust securities	—	200	200	200	200
Stockholders' equity	6,888	6,506	3,907	2,928	2,061
Other Consolidated Financial Data:
Ratio of net assets to stockholders' equity(3)	15.4x	15.3x	12.6x	9.6x	13.2x
Ratio of long-term borrowings to total capitalization(4)	0.63	0.59	0.53	0.52	0.48
Ratio of earnings to fixed charges(5)(6)	0.98x	0.82x	1.19x	1.13x	1.16x

(1)
On November 3, 2000, Credit Suisse Group acquired DLJ. CSFB Corp., Credit Suisse Group's principal U.S. registered broker-dealer subsidiary, became a subsidiary of DLJ, and DLJ changed its name to Credit Suisse First Boston (USA), Inc. All of our outstanding shares of voting common stock are held by CSFBI, an indirect wholly-owned subsidiary of Credit Suisse Group. We are part of the CSFB business unit of Credit Suisse Group, but our results do not reflect the overall performance of CSFB or Credit Suisse Group.

  The consolidated statement of operations data, statement of financial condition data and other consolidated financial data as of or for the years ended December 31, 1999, 1998 and 1997 represent the data of DLJ. The consolidated statement of operations data for the year ended December 31, 2000 represent the results of operations of only DLJ for the period from January 1, 2000 to November 2, 2000 and the results of operations of both DLJ and CSFB Corp. for the period from November 3, 2000 to December 31, 2000 and for the year ended December 31, 2001. The consolidated statement of financial condition data and other consolidated financial data as of December 31, 2001 and 2000, represent the data of both DLJ and CSFB Corp. Due to the inclusion of CSFB Corp. data from November 3, 2000 through December 31, 2001, our financial statements may not be fully comparable between periods. We refer you to Note 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report.

  Prior year numbers have been changed to conform to current year presentation.

(2)
Interest is net of interest expense of $10.3 billion, $8.2 billion, $4.8 billion, $4.5 billion and $4.0 billion for 2001, 2000, 1999, 1998 and 1997, respectively.

(3)
Net assets are total assets excluding securities purchased under agreements to resell and securities borrowed.

(4)
Long-term borrowings and total capitalization (the sum of long-term borrowings, redeemable trust securities and stockholders' equity) exclude current maturities (one year or less) of long-term borrowings.

(5)
For the purpose of calculating the ratio of earnings to combined fixed charges, (a) earnings consist of income before the provision (benefit) for income taxes, extraordinary items and cumulative effect of a change in accounting principle and fixed charges and (b) fixed charges consist of interest expense and one-third of rental expense which is deemed representative of an interest factor.

(6)
For the years ended December 31, 2001 and 2000, the dollar deficiency of the ratio of earnings to combined fixed charges was $0.2 million and $1.5 million, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We are a leading integrated investment bank serving institutional, corporate, government and individual clients. We are part of the Credit Suisse First Boston business unit, which we call CSFB, of Credit Suisse Group, and our results do not reflect the overall performance of CSFB or Credit Suisse Group. We were acquired on November 3, 2000 by CSFBI, a subsidiary of Credit Suisse Group. No adjustments of the historical carrying values of our assets and liabilities to reflect the Acquisition by CSFBI were recorded in our historical financial statements. Similarly, although the Acquisition gave rise to goodwill, none of this goodwill was "pushed down" to us, and thus goodwill associated with the Acquisition will not affect our results of operations.

        When we use the terms "we" and "our" and the "Company", we mean, after the Acquisition, Credit Suisse First Boston (USA), Inc., a Delaware corporation, and its consolidated subsidiaries and, prior to the Acquisition, DLJ, a Delaware corporation, and its consolidated subsidiaries.

BUSINESS ENVIRONMENT

        Our principal business activities, investment banking and private equity, securities underwriting, sales and trading, and correspondent brokerage services, are, by their nature, highly competitive and subject to general market conditions which include volatile trading markets and fluctuations in the volume of market activity. Consequently, our results have been, and are likely to continue to be, subject to wide fluctuations reflecting the impact of many factors beyond our control, including securities market conditions, the level and volatility of interest rates, competitive conditions and the size and timing of transactions.

        In 2001, the adverse operating environment in the financial markets, particularly in mergers and acquisitions and equity capital markets, has continued. The year was characterized by volatile U.S. stock markets and a global economic slowdown. Terrorism, military action and the onset of recessionary conditions caused stock markets around the world to plunge to their lowest levels in three years. Economic weakness was prevalent, with the economies of Europe, the United States and Japan slowing at the same time. The terrorist attacks of September 11, 2001 in New York and Washington D.C. led to the closing of the U.S. financial markets for almost a week. These poor market conditions have also been exacerbated by investor concerns about perceived accounting irregularities and a deteriorating credit environment.

        The Federal Reserve Bank cut interest rates eleven times during 2001, resulting in the lowest interest rates in decades. These low interest rates, along with economic volatility, caused a dramatic increase in the issuance of fixed income securities and convertible and exchangeable bonds, with dollar amount of issuances nearly twice that of 2000. Volume of global securities underwriting set a record last year, increasing 25% to $4.08 trillion. The record was primarily due to record fixed income securities issued by U.S. companies in 2001 as a result of interest rate cuts and increased investor demand. This was offset to a very significant degree by a decline in new stock issues, especially in IPOs. The dollar volume of IPOs was down 57% globally, primarily as a result of unfavorable market conditions. In addition, investors showed a preference for the securities of larger, more established companies. As a result, the IPO market in technology was effectively dormant all year as investors avoided the sector. The dollar volume of global merger and acquisition activity, negatively impacted by recession and volatile markets, decreased 50% compared with 2000.

        These poor market conditions have persisted in the first quarter of 2002 notwithstanding some indications that the economy may be recovering.

CRITICAL ACCOUNTING POLICIES

        In order to prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), we must estimate certain amounts that affect the reported amounts of assets and liabilities and revenues and expenses.

        We have determined the critical accounting policies used to record our financial condition and results that require our subjective or complex judgments and assessments. These policies require us to make estimates and assumptions regarding the fair value of inventory, derivatives, certain long-term investments and other matters that affect our consolidated financial statements and related disclosures. We believe that the estimates and assumptions used in the preparation of the consolidated financial statements are prudent and reasonable.

Fair Value

Financial Instruments Owned

        As is the normal practice in our industry, substantially all of our financial instruments owned, including derivatives, are carried at fair value and, therefore, their value and our net revenues are subject to fluctuations based on market movements. "Financial instruments owned" and "Financial instruments sold, not yet purchased" on the consolidated statements of financial condition are carried at fair value, with related unrealized gains or losses included in the consolidated statement of operations. The majority of our derivative positions are trading-related. Trading derivative instruments are carried at fair value as positive and negative replacement values with realized and unrealized gains and losses included in income. We use derivatives to hedge certain interest rate, foreign currency, equity market, and credit risks and to meet our customers' objectives. Mortgage whole loans are carried at the lower of cost or market.

        The determination of fair value is fundamental to our financial condition and results of operations and, in certain circumstances, requires management to make complex judgments. Fair value is based generally on listed market prices or broker or dealer price quotations. If prices are not readily determinable or if liquidating our positions is reasonably expected to affect market prices, fair value is based on either internal valuation models or management's estimate of amounts that could be realized under current market conditions, assuming an orderly liquidation over a reasonable period of time. Certain financial instruments, including over-the-counter derivative instruments, are valued using pricing models and other valuation methods that consider, among other factors, contractual and market prices, correlations, time value, credit, yield curve, volatility and/or prepayment rates of the underlying positions. The use of different pricing models and other valuation methods and different assumptions could produce materially different estimates of fair value.

Private Equity Investments

        Private equity investments are carried at estimated fair value with unrealized gains and losses included in the consolidated statement of operations. These principal investments generally are held for appreciation and are not readily marketable, as they are primarily in unlisted or illiquid equity or equity-related securities. These investments are generally disposed of in IPOs or mergers and acquisitions. Most of these investments require a high degree of judgment in determining fair value due to the lack of listed market prices, liquidity and market information, among other factors. Net revenues derived from these investments may fluctuate significantly depending on the revaluation of these investments in any given period.

        See Note 1 to the consolidated financial statements included in Part II, Item 8 of this Annual Report for a summary of our significant accounting policies.

RECENT DEVELOPMENTS

        As part of CSFB's strategy to focus on core businesses while reducing costs, in the first quarter of 2002 we completed the sale of CSFBdirect, our online trading operations, and Autranet, Inc., a broker-dealer subsidiary active in the distribution to institutional investors of investment research products purchased from independent research specialists. On February 1, 2002, we completed the sale of the U.S.-based CSFBdirect business to Bank of Montreal for $520 million. On January 25, 2002, we completed the sale of the U.K.-based CSFBdirect business to TD Waterhouse. On February 1, 2002, we completed the sale of Autranet to The Bank of New York. As a result of the sales, we expect to record a total pre-tax gain of approximately $525 million in the first quarter of 2002. The following analysis of our results of operations and financial condition for the years ended, and as of, December 31, 2001, include the results of the CSFBdirect and Autranet businesses.

        On January 31, 2002, we acquired the assets of Holt Value Associates, L.P., a leading provider of independent research and valuation services to asset managers, which will be integrated with CSFBEdge, CSFB's online research and valuation database service.

RESULTS OF OPERATIONS

        The transfer of CSFB Corp. in November 2000 to us had a significant effect on our results of operations. Our results of operations for the year ended December 31, 2000 included the results of CSFB Corp. for only the months of November and December. The results of CSFB Corp. are included for the full year ended December 31, 2001 and this had a significant effect on our financial statements, increasing almost every revenue, expense and statement of financial condition line item when compared to prior years. The asset management business of DLJ was transferred to CSFBI in connection with the Acquisition.

        We recorded a net loss of $144 million for the year ended December 31, 2001. This result reflects the challenging market conditions throughout the industry in 2001, with weaknesses in the global economy and other factors leading to dramatically lower levels of equity issuance and merger and acquisition activity. In the fourth quarter of 2001, CSFB implemented a $1 billion cost cutting initiative in an effort to align more closely the size of its businesses with changing market conditions and to begin to bring its cost structure in line with its major competitors. CSFB also began to implement a strategy to exit non-core businesses to concentrate on increasing its market share and improving its results in those areas where it already has a significant leadership position. As part of this strategic realignment, we recorded one-time charges in 2001, primarily relating to personnel costs in connection with staff reductions. Excluding these one-time charges and the settlement of the regulatory investigations regarding the allocation of shares in IPOs discussed below, we would have a pro forma net profit of $256 million in 2001.

        Our businesses are materially affected by conditions in the financial markets and economic conditions generally. Unpredictable or adverse market and economic conditions may adversely affect our results of operations. See "Business—Certain Factors That May Affect Our Business".

Results by Segment

        The following table sets forth the net revenues, operating expenses, and income (loss) before provision (benefit) for income taxes, extraordinary items and the cumulative effect of a change in accounting principle of our divisions:

	Years Ended December 31,
	2001(1)	2000(1)	1999
	(in millions)
Securities Division
Equity
Net Revenues	$1,973	$1,382	$995
Total Expenses	1,513	1,398	914

Income (loss)(2)	460	(16)	81

Fixed Income
Net Revenues	2,028	415	887
Total Expenses	1,809	741	612

Income (loss)(2)	219	(326)	275

Investment Banking Division
Net Revenues	1,815	1,918	1,901
Total Expenses	1,944	1,902	1,433

Income (loss)(2)	(129)	16	468

Financial Services Division
Net Revenues	1,652	2,214	1,783
Total Expenses	1,605	1,824	1,481

Income (loss)(2)	47	390	302

Total
Net Revenues(3)	7,548	6,038	5,531
Total Expenses(4)	7,763	7,560	4,577

Income (loss)(2)	$(215)	$(1,522)	$954

(1)
Our results of operations for 2001 include the results of operations of CSFB Corp. for the full year ended December 31, 2001. The results of operations for 2000 include the results of operations of CSFB Corp. from November 3, 2000 through December 31, 2000. Therefore, our financial statements may not be fully comparable between periods.

(2)
Before provision (benefit) for income taxes, extraordinary items and cumulative effect of change in accounting principle.

(3)
Includes revenue amounts that are not allocated to any operating segment.

(4)
Includes approximately $900 million and $1,700 million in 2001 and 2000, respectively, relating to certain merger-related and other charges that are not allocated to the divisions.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        As noted above, our results of operations for 2001 include the results of operations of CSFB Corp. for the full year ended December 31, 2001. The results of operations for 2000 include the results of operations of CSFB Corp. from November 3, 2000 through December 31, 2000. Therefore, our financial statements may not be fully comparable between periods.

        For 2001, net revenues increased $1.5 billion, or 25.0% to $7.5 billion. During 2001, net revenues increased primarily as a result of increases in all areas as a result of the inclusion of revenues from CSFB Corp. for the full year 2001. The results for 2001 also include a one-time gain in other income of approximately $159.4 million on the assignment of the lease and related sale of leasehold improvements on our former headquarters. Equity net revenues increased $591 million or 42.8% to $2.0 billion primarily as a result of increased commissions, investment banking and advisory fees, and trading revenues from the inclusion CSFB Corp. for all of 2001. Fixed Income net revenues increased $1.6 billion to $2.0 billion, principally as a result of increases in trading volume and securitization of mortgages and asset-backed products and new issuances of investment grade debt. Even though CSFB Corp. was included for all of 2001, Investment Banking Division net revenues decreased $103 million or 5.4% to $1.8 billion primarily due to decreased merger and acquisition advisory revenues and losses on our private equity investments. Financial Services net revenues decreased $562 million or 25.4% to $1.7 billion primarily as a result of decreases in brokerage and correspondent clearance commission revenues, fee income in our correspondent and online brokerage businesses, and interest income. For more information on segment data, we refer you to Note 18 to the consolidated financial statements included in Part II, Item 8 of this Annual Report.

        Principal transactions-net increased $551 million or 78.3% to $1.3 billion primarily as a result of gains in proprietary trading from Fixed Income, particularly in mortgages and other real estate products, and, to a lesser extent, from Equity. These increases were offset by losses on our private equity investments as a result of unfavorable market conditions.

        Investment banking and advisory revenues increased $335 million or 11.0% to $3.4 billion primarily as a result of the inclusion of CSFB Corp. revenues for full year 2001. The relatively small increase primarily reflects a decline in equity underwriting and merger and acquisitions activity notwithstanding the inclusion of CSFB Corp. results for the full year.

        Commission revenues remained nearly flat at $1.5 billion, even with the inclusion of CSFB Corp. for all of 2001. Commissions declined in our brokerage businesses, including online and correspondent brokerage businesses, as a result of a significant decline in equity trading volumes. In February 2002, we completed the sales of our online brokerage business CSFBdirect and Autranet, a provider of independent research.

        Interest and dividend income, net of interest expense increased $490 million or 66.8% to $1.2 billion. The increase was a result of falling global interest rates, which have reduced funding costs.

        Total costs and expenses for 2001 increased approximately $203 million or 2.7% to $7.8 billion primarily due to the inclusion of CSFB Corp. for the full year and one-time charges of $492 million recorded in the fourth quarter of 2001. Of the one-time charges, $405 million relates to bonus and severance payments, guaranteed compensation and retention awards in connection with staff reductions. Of this $405 million, approximately $52 million relates to guarantees and retention awards for fiscal years 2002 and 2003. A significant portion of these one-time charges would have been recorded as compensation expense in 2001 if such staff reductions had not occurred. The other one-time charges relate primarily to exiting certain facilities and non-core businesses.

        Employee compensation and benefits increased $353 million or 8.0% to $4.7 billion, primarily due to the inclusion of CSFB Corp. for all of 2001. As is normal in our industry, a significant portion of compensation expense is a bonus amount awarded at or shortly after year end. Bonuses are based upon a number of factors including the profitability of each business segment and market conditions. From time to time we guarantee certain minimum compensation levels to attract new employees or to retain existing employees in a competitive environment. Consistent with industry practice, certain of these guarantees are multi-year and extend into fiscal years beyond 2001. As a result of the change in senior management, the poor market conditions that currently exist, and efforts to promote greater teamwork across divisions and product areas, certain of these guarantees were renegotiated in 2001. A portion of our non-cash incentive compensation consists of awards of Credit Suisse Group shares under a Credit Suisse Group stock plan, options to acquire shares, and units, the value of which is tied to the return on equity of CSFB over a three year period.

        Occupancy and equipment rental increased $256 million to $700 million; brokerage, clearing, exchange fees and other expenses increased $118 million to $325 million; communications expense increased by $93 million to $315 million; and professional fees increased $93 million to $410 million. This was in each case primarily due to the inclusion of the full year results for CSFB Corp. Merger-related and restructuring costs of $476 million reflect the accrual in 2001 of retention awards related to the Acquisition. Other operating expenses decreased $82 million to $791 million, despite a $100 million settlement with the SEC and NASDR of their investigations into IPO allocation practices.

        Equity pre-tax income improved from a loss of $16 million in 2000 to income of $460 million due to trading profits, investment banking and advisory fees and commission income from the inclusion of CSFB Corp. for all of 2001. Fixed Income pre-tax income improved from a loss of $326 million in 2000 to income of $219 million as a result of increased trading volumes, securitization and underwriting of investment grade and high-yield debt. Investment Banking Division pre-tax income decreased $145 million to a pre-tax loss of $129 million principally as a result of decreased underwriting and placement fees and losses on our private equity investments. Financial Services Division pre-tax income decreased $343 million to $47 million as a result of decreased commissions and fees related to its correspondent and online brokerage businesses.

        Our income tax provision (benefit) for 2001 and 2000 was $(70) million and $(458) million, a (32.6)% and (30.1)% effective tax rate, respectively.

        Net loss for 2001 was $144 million compared with a net loss of $1.1 billion in 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

        Restructuring and merger-related costs of $842 million and $262 million, respectively, incurred in 2000 in connection with the Acquisition, significantly impacted our results of operations for the year ended December 31, 2000. Due to the uncertainties caused by the announcement of the Acquisition in August 2000, we experienced a significant negative impact on our business in 2000. Following the Acquisition, we incurred certain duplicative administrative costs and expenses in connection with our integration efforts.

        For 2000, net revenues increased $507 million, or 9.2% to $6.0 billion. During 2000, net revenues increased primarily as a result of increases in fees, commissions and interest, and the inclusion of revenues from CSFB Corp. from November 3, 2000 through December 31, 2000. These increases were offset in part by decreases in underwriting, trading and investment gains, particularly during the fourth quarter. Equity net revenues increased $387 million or 38.9% to $1.4 billion primarily as a result of increased commissions and trading revenues, both domestically and internationally. Fixed Income net revenues decreased $472 million or 53.2% to $415 million, principally as a result of slowdowns in the high-yield and mortgage-backed securities areas. Investment Banking Division net revenues increased $17 million or 0.9% to $1.9 billion primarily due to the inclusion of CSFB Corp. revenues from November 3, 2000 through December 31, 2000. Financial Services Division net revenues increased $431 million or 24.2% to $2.2 billion primarily as a result of increased brokerage and correspondent clearance commission revenues and fee income in our correspondent and online brokerage businesses. For more information on segment data, we refer you to Note 18 to the consolidated financial statements included in Part II, Item 8 of this Annual Report.

        Principal transactions-net, decreased $102 million or 12.7% to $704 million primarily as a result of the difficult fixed income markets, particularly for high-yield securities, and declining equity markets during the second half of the year. In addition, we experienced decreased gains on our private equity investments.

        Investment banking and advisory revenues increased $173 million or 6.1% to $3.0 billion, primarily in our correspondent and online brokerage businesses, due to customer demand for a variety of portfolio advisory and technology services. These revenues were offset in part by the decline in mergers and acquisitions fees prior to the Acquisition. Mergers and acquisitions fees increased in November and December 2000 as a result of increased activity in the combined entity. In addition, underwriting revenues decreased as a result of the slowdown in underwriting activity in the two months prior to the Acquisition, as well as a decline in market activity in the fourth quarter, particularly in IPOs.

        Commission revenues increased $273 million or 22.7% to $1.5 billion. The expansion of international equities trading prior to the Acquisition and increases in our correspondent and online brokerage businesses accounted for more than half the increase. The remainder of the increase was due to the inclusion of commission revenues from CSFB Corp. from November 3, 2000 through December 31, 2000.

        Interest, net of interest expense, increased $185 million or 33.7% to $734 million. The increase was primarily due to higher rates on increased fixed income positions as a result of the inclusion of CSFB Corp. from November 3, 2000 through December 31, 2000.

        Total expenses for 2000 increased approximately $3.0 billion or 65.2% to $7.6 billion primarily due to the merger-related and restructuring costs of $1.1 billion recorded in the fourth quarter of 2000, expenses related to growth in the correspondent and online brokerage businesses and the inclusion of CSFB Corp. from November 3, 2000 through December 31, 2000.

        Employee compensation and benefits increased $1.2 billion or 39.6% to $4.4 billion. Base compensation, including benefits and payroll taxes, increased by 56.5%. Incentive and production-related compensation increased by 29.6% in 2000. The increases were primarily due to the inclusion of CSFB Corp. from November 3, 2000 through December 31, 2000.

        Communications expenses increased by $60 million to $222 million due to expansion of our international operations, implementation and development of new systems and overhaul of the online customer trading and information systems for our correspondent brokerage network. Brokerage, clearing, exchange fees and other expenses increased $64 million to $207 million due to increased trading volume and transaction fee payments. Occupancy and equipment rental increased $123 million to $444 million primarily as a result of new office space leased in expectation of growth. Despite our integration efforts following the Acquisition, we incurred duplicate costs for technology, communications and occupancy in November and December 2000. Professional fees not related to the Acquisition increased $31 million primarily as a result of the inclusion of CSFB Corp. from November 3, 2000 through December 31, 2000. All other operating expenses increased $354 million to $873 million, which resulted principally from increases in litigation accruals in the fourth quarter of 2000. Also included in other operating expenses are travel and entertainment and printing and stationery expenses which increased due to an overall increase in the level of business activity and increases in advertising and rebranding expense of approximately $4 million incurred by CSFBdirect.

        Equity pre-tax income decreased $97.0 million to a pre-tax loss of $16 million due to decreases in underwritings and fees. Fixed Income pre-tax income decreased $601 million to a pre-tax loss of $326 million as a result of decreased trading gains and decreased underwriting revenues in all areas. Investment Banking Division pre-tax income decreased $452 million or 96.6% to $16 million as a result of decreased underwritings and fees related to mergers and acquisitions activity. Financial Services Division pre-tax income increased $88 million or 29.1% to $390 million as a result of increased commissions and fees related to its correspondent and online brokerage businesses, offset by increased technology costs.

        Our income tax provision (benefit) for 2000 and 1999 was $(458) million and $353 million, a (30.1)% and 37.0% effective tax rate, respectively.

        Net loss for 2000 was $1.1 billion compared with net income of $601 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Management Oversight

        We believe that maintaining access to liquidity is fundamental for firms operating in the financial services industry. We have therefore established a comprehensive process for the management and oversight of our liquidity, funding and capital strategies. The Capital Allocation and Risk Management Committee ("CARMC") has primary oversight responsibility for these functional disciplines. CARMC periodically reviews and approves our liquidity management policies and targets, in addition to reviewing our liquidity position and other key risk indicators. The Corporate Treasury department is responsible for the management of liquidity, long-term funding, and capital as well as relationships with creditor banks. It also maintains regular contact with both rating agencies and regulators on liquidity and capital issues.

        See "—Liquidity" in "Business—Certain Factors That May Affect Our Business" in Part I, Item I of this Annual Report.

Balance Sheet

        Our assets are highly liquid with the majority consisting of securities inventories and collateralized receivables, which fluctuate depending on the levels of proprietary trading and customer business. Collateralized receivables consist primarily of resale agreements and securities borrowed, both of which are primarily secured by U.S. government and agency securities, and marketable corporate debt and equity securities. In addition, we have significant receivables from customers and broker/dealers that turn over frequently. To meet client needs as a securities dealer, we may carry significant levels of trading inventories.

        In addition to these liquid assets, as part of our investment banking and fixed income markets activities we also maintain positions in less liquid assets, including mortgage whole loans, leveraged funds, high yield debt securities and private equity investments. These assets may be relatively illiquid at times, including periods of market stress. We typically fund a significant portion of less liquid assets with long-term borrowings and stockholders' equity.

        Because of changes relating to customer needs, economic and market conditions and proprietary trading and other strategies, our total assets or the individual components of total assets may vary significantly from period to period. At December 31, 2001 and 2000, our total assets were $218.3 billion and $212.2 billion, respectively.

Funding Sources and Strategy

        The majority of our assets is funded by collateralized short-term borrowings, which include repurchase agreements and securities loaned. Other significant funding sources include commercial paper, short-term borrowings from affiliates, payables to customers and broker/dealers, long-term borrowings and stockholders' equity. Short-term funding is generally obtained at rates related to the Federal Funds rate, LIBOR or other money market indices, while long-term funding is generally obtained at fixed and floating rates related to U.S. Treasury securities or LIBOR. Depending upon prevailing market conditions, other borrowing costs are negotiated. We continually aim to broaden our funding base by geography, investor and funding instrument. In 2001, we extended our debt maturity profile by issuing longer dated fixed income securities.

        The majority of our unsecured funding originates largely from two sources: we borrow from affiliates and we issue liabilities directly to the market. We lend funds as needed to our operating subsidiaries and affiliates on both a senior and subordinated basis, the latter typically to meet capital requirements in regulated subsidiaries. We generally try to ensure that loans to our operating subsidiaries and affiliates have maturities equal to or shorter in tenor than the maturities of our market borrowings. Additionally, we generally fund investments in subsidiaries with capital contributions.

Liquidity Planning and Measurement

        We maintain a large secondary source of liquidity, principally through our broker/dealers and various other operating subsidiaries. We have historically been able to access significant liquidity through the secured funding markets (repurchase agreements, securities loaned and other collateralized financing arrangements), even in periods of market stress. We continually monitor overall liquidity by tracking the extent to which unencumbered marketable assets and other alternative unsecured funding sources exceed both contractual obligations and anticipated contingent commitments.

        The principal measure we use to monitor our liquidity position is the "liquidity barometer", which estimates the time horizon over which the adjusted market value of unencumbered assets plus committed revolving credit facilities exceeds the aggregate value of our maturing unsecured liabilities plus anticipated contingent commitments. The adjusted market value of unencumbered assets includes a reduction from market value, or "haircut", reflecting the amount that could be realized by pledging an asset as collateral to a third party lender in a secured funding transaction. Contingent commitments include such things as letters of credit, guarantees and credit rating-related collateralization requirements. Our objective, as mandated by CARMC, is to ensure that the liquidity barometer equals or exceeds 365 days. We believe this will enable us to carry out our business plans during extended periods of market stress, while minimizing, to the extent possible, disruptions to our business.

Contractual Obligations and Contingent Commitments

        We have contractual obligations to make future payments under long-term debt and long-term non-cancelable lease and other agreements and have contingent commitments under a variety of commercial arrangements as described in the notes to our consolidated financial statements.

        The following table sets forth our long-term contractual obligations as of December 31, 2001.

Contractual Obligations

	Less than 1 year	1–2 years	3–4 years	After 4 years	Total
			(in millions)
Long term debt	$4,028	$3,675	$3,912	$4,048	$15,663
Operating leases	179	358	344	1,776	2,657

Total contractual obligations	$4,207	$4,033	$4,256	$5,824	$18,320

        Our long-term borrowings are on an unsecured basis. As of December 31, 2001 and 2000, the weighted average maturity of our long-term borrowings was approximately 4.7 years and 3.4 years, respectively. Our lease obligations are primarily for our principal offices in New York City and our other office locations.

        The following table sets forth our short-term unsecured borrowings at December 31, 2001 and 2000.

	2001	2000
	(in millions)
Bank Loans	$911	$19,621
Commercial paper(1)	1,200	1,197
Loans from affiliates(2)	7,059	—

Total	$9,170	$20,818

(1)
Reflects amounts outstanding at year end under our $7 billion commercial paper programs.
(2)
We have significant financing transactions with Credit Suisse Group and certain of its subsidiaries. See "—Related Party Transactions".

        The following table sets forth our contingent commitments at December 31, 2001.

Contingent Commitments

	Amount of Commitment Expiration Per Period
	Less than 1 year	1–2 years	3–4 years	Over 4 years	Total Amounts Committed
	(in millions)
Standby letters of credit(1)	$632	$—	$—	$—	$632
Private equity(2)	56	11	—	1,589	1,656

Total contingent commitments	$688	$11	$—	$1,589	$2,288

(1)
Since commitments associated with letters of credit may expire unused, the amounts shown do not necessarily reflect actual future cash funding requirements.
(2)
We have commitments to invest in various partnerships that make private equity and related investments in various portfolio companies or other private equity funds.

        We issue guarantees to customers of certain of our consolidated subsidiaries with respect to obligations of such subsidiaries incurred in the ordinary course of their business. These guarantees are reflected in our financial statements and do not create incremental obligations for us. We also issue from time to time a limited number of guarantees in respect of affiliated sister company obligations incurred in the ordinary course of business. These sister company obligations are not reflected in our financial statements but are reflected in the financial statements of our ultimate parent companies, Credit Suisse First Boston and Credit Suisse Group. These guarantees are not included in the table above and are not a material contingent commitment.

        As of December 31, 2001, we had commitments to enter into resale agreements of $3.0 billion. See Note 17 of the consolidated financial statements included in Part II, Item 8 of this Annual Report for more information on our commitments and contingent liabilities.

Revolving Credit Facility

        We maintain a committed revolving credit facility with various banks that, if drawn upon, would bear interest at short-term rates, such as Federal Funds or LIBOR. In May 2001, we replaced our $2.8 billion revolving credit facility with a 364 day $3.5 billion facility available to us and CSFBI as borrowers. Proceeds from borrowings under this facility can be used for general corporate purposes and the facility is guaranteed by Credit Suisse Group. The facility contains customary covenants that we believe will not impair our ability to obtain funding. At December 31, 2001, no borrowings were outstanding under this facility.

Long-term Funding

        We issue long-term debt through U.S. and Euro medium-term note programs, as well as syndicated and privately placed offerings around the world.

        Under our currently effective $10.5 billion shelf registration statement on file with the SEC, which allows us to issue from time to time senior and subordinated debt securities and warrants to purchase such securities, we had at March 15, 2002, approximately $4 billion available for issuance. During 2001, under this and predecessor shelf registration statements, we issued both medium-term notes and longer-dated fixed income securities as part of our program to extend the maturity profile of our debt. These issuances in 2001 included $2.25 billion of 5 7/8% senior notes due 2006, $3.0 billion 6 1/8% senior notes due 2011, and $4.8 billion of medium-term notes. In January 2002, we issued $2.0 billion 6 1/2% notes due 2012 under our shelf registration statement.

        In July 2001, we established a Euro medium-term note program to issue up to $5 billion of notes. This program replaces the $1.0 billion Euro medium-term note program established in April 2000. During 2001, we issued $613 million of Euro medium-term notes.

        We issued approximately $1.6 billion of medium-term notes under our shelf registration statement and $217 million of Euro medium-term notes in the first quarter of 2002 through March 15.

        In August 2001, we redeemed all of the outstanding shares of the Trust Securities of DLJ Capital Trust I. In November 2001, we completed our cash tender offer for our Fixed/Adjustable Rate Cumulative Preferred Stock, Series B, resulting in our acquisition of all but approximately 90,000 of the outstanding shares of such preferred stock. The Series B preferred stock has been deregistered and delisted and is subject to redemption in January 2003. In December 2001, we redeemed all of the outstanding shares of our Fixed/Adjustable Rate Cumulative Preferred Stock, Series A.

Credit Ratings

        Our access to the debt capital markets and our borrowing costs depend significantly on our credit ratings. These ratings are assigned by agencies, which may raise, lower or withdraw their ratings or place us on "credit watch" with positive or negative implications at any time. Credit ratings are important to us when competing in certain markets and when seeking to engage in longer-term transactions, including over-the-counter derivatives. We believe agencies consider several factors in determining our credit ratings, including such things as earnings performance, business mix, market position, financial strategy, level of capital, risk management policies and practices and management team, in addition to the broader outlook for the financial services industry.

        A reduction in our credit ratings could limit our access to capital markets, increase our borrowing costs, require us to post additional collateral and allow counterparties to terminate transactions under certain of our trading and collateralized financing contracts. This, in turn, could reduce our liquidity and negatively impact our operating results and financial position. Our liquidity planning takes into consideration those contingent events associated with a reduction in our credit ratings.

        At December 31, 2001, our ratings and ratings outlooks were as follows:

	Long-Term Debt	Commercial Paper	Outlook
Fitch IBCA Ltd	A+	F-1+	ratings watch positive
Moody's	Aa3	P-1	stable
Standard & Poor's	AA-	A-1+	negative

        On October 3, 2001, Standard & Poor's affirmed our credit ratings but revised our outlook—an indication of longer term trends—from "stable" to "negative", reflecting the impact of the continued weak financial environment on our operating performance. On October 5, 2001, Fitch affirmed our credit ratings and noted that we remain on "ratings watch positive". On October 31, 2001, Moody's upgraded our long-term debt rating from A1 to Aa3. Subsequently, on February 20, 2002, Moody's affirmed our credit ratings but revised our outlook from "positive" to "stable", also reflecting the impact of the weak economic environment on our operating performance.

Capital Resources

        Certain of our businesses are capital intensive. In addition to normal operating requirements, capital is required to cover financing and regulatory charges on securities inventories, private equity investments and investments in fixed assets. Our overall capital needs are regularly reviewed to ensure that our capital base can appropriately support the anticipated needs of our business divisions as well as the regulatory capital requirements of our subsidiaries. Based upon these analyses, we believe that our capitalization is adequate for current operating levels.

Regulated Subsidiaries

        As registered broker-dealers and member firms of various self-regulatory organizations, each of our U.S. broker-dealer subsidiaries, which include DLJSC and CSFB Corp., is subject to the uniform net capital rule, Rule 15c3-1 of the Exchange Act. This rule specifies the minimum level of net capital a broker-dealer must maintain and also requires that part of its assets be kept in relatively liquid form. DLJSC and CSFB Corp. are also subject to the net capital requirements of the Commodity Futures Trading commission and various commodity exchanges. At December 31, 2001, DLJSC and CSFB Corp. had aggregate regulatory net capital, after adjustments required by Rule 15c3-1, of approximately $2.4 billion and $1.2 billion, respectively, which exceeded minimum net capital requirements by $2.3 billion and $1.1 billion, respectively. See Note 9 of the consolidated financial statements included in Part II, Item 8 of this Annual Report. Credit Suisse First Boston Capital LLC is registered with the SEC as an over-the-counter derivatives dealer (also known as a "broker-dealer lite") and is also subject to the uniform net capital rule, but calculates its requirements under Appendix F to Rule 15c3-1.

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

        At December 31, 2001, our broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

Cash Flows

        Our consolidated statements of cash flows classify cash flow into three broad categories: cash flows from operating activities, investing activities and financing activities. Our net cash flows are principally associated with operating and financing activities, which support our trading, customer and banking activities.

        The transfer of CSFB Corp. to us had a significant effect on our statement of financial condition. Although the net assets transferred were approximately $2.5 billion, incremental assets transferred to us amounted to approximately $143.4 billion. As a result, inclusion of results of CSFB Corp. from November 3, 2000 through December 31, 2000 had a significant effect on our financial statements, increasing almost every statement of financial condition line item.

Years Ended December 31, 2001, 2000 and 1999

        At December 31, 2001, 2000 and 1999, cash and cash equivalents totaled $1.7 billion, $2.8 billion and $2.0 billion, respectively, a (decrease) increase of $(1.1) billion, $0.8 billion and $1.0 billion, respectively.

        Net cash used in operating activities totaled $5.4 billion, $32.4 billion and $11.9 billion in 2001, 2000 and 1999, respectively. In 2001, there were increases in assets including financial instruments owned of $4.1 billion and receivables from brokers, dealers and others of $2.5 billion and a decrease in securities loaned of $8.5 billion, financial instruments sold not yet purchased of $1.5 billion and accounts payable and accrued expenses of $3.2 billion. These were partially offset by decreases in securities borrowed of $9.1 billion and receivables from customers of $4.3 billion and increases in other liabilities of $1.6 billion and obligation to return securities received as collateral of $1.0 billion. In 2000, there were increases in assets, including securities borrowed of $47.0 million and financial instruments owned of $35.8 million, partially offset by increases in liabilities, including securities loaned of $24.1 million, financial instruments sold not yet purchased of $19 billion and payables to brokers, dealers and other of $8.8 billion. In 1999, there were increases in assets including financial instruments owned of $14.8 billion, securities borrowed of $6 billion and receivables from customers of $2.9 billion. These increases were partially offset by increases in liabilities including payables to customers of $1.6 billion, securities loaned of $4.2 billion and financial instruments sold not yet purchased of $4.0 billion.

        In 2001, 2000 and 1999, net cash used in investing activities was $4.5 billion, $1.0 billion and $1.4 billion, respectively. In November 2000, in connection with the Acquisition, we loaned $3.1 billion, to our parent, CSFBI, which loan was subsequently repaid in 2001. In addition, the transfer of CSFB Corp. to us increased our equity by $2.5 billion. In 1999 cash used in investing activities consisted primarily of purchases to expand our operations and purchases of private equity investments.

        In 2001, 2000 and 1999, net cash provided by financing activities totaled $8.8 billion, $34.2 billion and $14.2 billion, respectively, of which $5.0 billion, $28.0 billion and $12.1 billion was provided by short-term financings (principally repurchase agreements), respectively. In 2001, we issued $8.8 billion of fixed and floating rate medium- and long-term debt securities. In 2000, we issued $2.1 billion of fixed and floating rate medium- and long-term debt securities. In addition, $4.2 billion of subordinated loan agreements were added with the transfer of CSFB Corp. to us. These loans were repaid in 2001. During 1999, we received net proceeds from the issuance of CSFBdirect common stock of $346.6 million. We also issued $1.8 billion of fixed and floating rate medium- and long-term debt securities.

        We believe our cash, cash equivalents and cash generated from operations and financing activities will be sufficient to meet our expected cash needs through at least the end of 2002.

RELATED PARTY TRANSACTIONS

        Credit Suisse Group, through CSFBI, owns all of our outstanding voting common stock. We are involved in significant financing and other transactions, and have significant related party balances, with Credit Suisse Group and certain of its subsidiaries and affiliates. We enter into these transactions in the ordinary course of our business, and we believe that the terms of these transactions are on market terms that could be obtained from unaffiliated parties. At December 31, 2001, our assets related to these transactions totaled $11.2 billion, including securities purchased under agreements to resell of $2.7 billion, securities borrowed of $1.6 billion and loans receivable of $6.9 billion. Our liabilities related to these transactions totaled $36.6 billion, including securities sold under agreements to repurchase of $14 billion, securities loaned of $12.6 billion, payables to brokers, dealers and others of $1.6 billion, loans payable of $7.1 billion, intercompany taxes payable of $730 million and intercompany payables of $598 million. As a consequence, at December 31, 2001, we had net liability exposure to such related parties of $25.4 billion.

        See "—Derivatives" and "—Off Balance Sheet Transactions" for a discussion of transactions with affiliated companies.

        Certain of our directors, officers and employees and those of our affiliates and their subsidiaries maintained margin accounts with DLJSC, CSFB Corp. and other affiliated broker-dealers. Margin account transactions for such directors, officers and employees were conducted by such broker-dealers in the ordinary course of business and were substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. In addition, certain of such directors, officers and employees had investments or commitments to invest in various private funds sponsored by us, pursuant to which we made loans to such directors, officers and employees. DLJSC, CSFB Corp. and other affiliated broker-dealers, from time to time and in the ordinary course of business, entered into transactions involving the purchase or sale of securities from or to such directors, officers and employees and members of their immediate families, as principal. Such transactions on a principal basis were effected on substantially the same terms as similar transactions with unaffiliated parties except that in some instances directors, officers and employees were not charged placement fees. Such broker-dealers offered their directors, officers and employees reduced commission rates.

        See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Annual Report.

DERIVATIVES

        We enter into various transactions involving derivatives. In general, derivatives are contractual agreements that derive their values from the performance of underlying assets, interest or currency exchange rates, or a variety of indices. We enter into derivatives transactions primarily for trading purposes, hedges or to provide products for our clients. These transactions involve options, forwards, futures and swaps. We also enter into interest rate swaps to modify the characteristics of periodic interest payments associated with some of our long-term debt obligations.

Options

        We write option contracts specifically designed to meet customers' needs or hedge our exposures. Most of the options do not expose us to credit risk, except for options entered into on a proprietary basis for hedging purposes, since we, not our counterparty, are obligated to perform. At the beginning of the contract period, we receive a cash premium for written options. During the contract period, we bear the risk of unfavorable changes in the value of the financial instruments underlying the options ("market risk"). To cover this market risk, we purchase or sell cash or derivative financial instruments on a proprietary basis. Such purchases and sales may include debt and equity securities, forward and futures contracts and options.

        We also purchase options for trading purposes. With purchased options, we get the right, for a premium, to buy or sell the underlying instrument at a fixed price on or before a specified date. The underlying instruments for these options include mortgage-backed securities, equities, interest rate instruments and foreign currencies. The counterparties to these option contracts are reviewed to determine whether they are creditworthy. All options are reported at fair value.

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

Quantitative Disclosures for All Trading Derivatives

        The fair values of trading derivatives outstanding at December 31, 2001 and 2000 are as follows:

	December 31, 2001		December 31, 2000
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Options	$968	$1,010	$1,190	$1,065
Forward contracts	1,652	1,647	727	719
Futures contracts	103	20	180	16
Swaps	354	280	944	868

Total	$3,077	$2,957	$3,041	$2,668

        These amounts are included as derivative contracts in financial instruments owned/sold not yet purchased in the consolidated statements of financial condition. The majority of our derivatives are short-term in duration.

Derivatives With Related Parties

        Included below are derivative transactions with related parties consisting primarily of interest rate, foreign exchange and credit default swaps. The fair value of derivatives outstanding at December 31, 2001 with related parties is as follows:

	December 31, 2001
	Assets	Liabilities
	(in millions)
Options	$157	$383
Forward contracts	212	117
Swaps	341	209

	$710	$709

Sources and Maturities of OTC Derivatives

        The following table sets forth the distributions, by maturity, of substantially all of our exposure with respect to over-the-counter derivatives as of December 31, 2001, after taking into account the effect of netting agreements. Fair values were determined on the basis of pricing models and other valuation methods.

Assets
Fair Value at December 31, 2001

	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total fair Value
	(in millions)
Options	$229	$124	$250	$51	$654
Forward contracts	1,605	44	3	—	1,652
Swaps	108	68	94	85	355

Total	$1,942	$236	$347	$136	$2,661

Liabilities
Fair Value at December 31, 2001

	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total fair Value
	(in millions)
Options	$312	$319	$204	$45	$880
Forward contracts	1,371	10	6	—	1,387
Swaps	60	99	70	50	279

Total	$1,743	$428	$280	$95	$2,546

        The following table sets forth as of December 31, 2001 substantially all of our exposure with respect to over-the-counter derivatives, after taking into account the effect of netting agreements, by counterparty credit rating and with affiliates.

OTC Derivatives Exposure

Credit Rating Equivalent(1)	Fair Value
(in millions)
AAA	$79
AA+/AA	507
AA-	425
A+/A/A-	366
BBB+/BBB/BBB-	77
BB+ or lower	293
Unrated	204
Derivatives with affiliates	710

Total	$2,661

(1)
Credit ratings are determined by external ratings agencies or by equivalent ratings used by our Credit Risk department.

PRIVATE EQUITY ACTIVITIES

        Our private equity activities include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. Our subsidiaries act as general partner of many of these private equity partnerships. These investments are carried at estimated fair value in our consolidated financial statements. These instruments are primarily in unlisted or illiquid equity or equity-related securities. At December 31, 2001, we had private equity and other long-term investments of $963 million and had commitments to invest up to an additional $1.7 billion. We managed or advised funds and proprietary equity portfolios with total committed capital of $20.7 billion at December 31, 2001 and total committed capital investments of approximately $16 billion at December 31, 2000.

HIGH-YIELD DEBT AND MORTGAGE WHOLE LOANS AND OTHER NON-INVESTMENT-GRADE DEBT

        We underwrite, trade and hold high-yield debt, mortgage whole loans, loan participations and foreign sovereign debt and other non-investment-grade debt. Due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions, these securities generally involve greater risk than investment-grade securities.

        We record high-yield debt at fair value, mortgage whole loans and loan participations at lower of cost or fair value and foreign sovereign and other non-investment-grade debt at fair value. At December 31, 2001, we had long positions of high-yield debt, mortgage whole loans, loan participations and foreign sovereign debt, and other non-investment-grade debt of approximately $895 million, $6.8 billion, $162 million and $187 million, respectively, and short positions of approximately $731 million, $856 million, $0 and $0 million, respectively. At December 31, 2000, we had long positions of high-yield debt, mortgage whole loans, loan participations and foreign sovereign debt, and other non-investment-grade debt of approximately $1.1 billion, $6.9 billion, $929 million and $991 million, respectively, and short positions of approximately $537 million, $1.0 million, $0.8 million and $238 million, respectively. Timing of the securitization of our mortgage whole loan inventory will impact the size of our positions at any given time.

OFF BALANCE SHEET ARRANGEMENTS

        In the ordinary course of business, we sell commercial and residential mortgage whole loans to special purpose vehicles ("SPVs"). These SPVs are set up by our subsidiaries to securitize mortgage whole loans. Our principal broker-dealer subsidiary, CSFB Corp., underwrites asset-backed securities for the SPVs. These SPVs are qualified special purpose vehicles ("QSPEs") under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125" ("SFAS 140"). As more fully described below under "Accounting Developments", SFAS 140 sets forth specific guidelines to distinguish transfers of financial assets that are sales from transfers that are secured borrowings. An SPV that is a QSPE is not required to be consolidated in the transferor's financial statements. For an SPV to qualify as a QSPE, certain conditions must be met such as being an entity demonstratively distinct from the transferor, with limits on permitted activities, assets it can hold and on permitted sales, exchanges, puts or distribution of its assets. Since our securitization SPVs have been structured to qualify as QSPEs, the related assets and liabilities are not consolidated into our financial statements. For the year ended December 31, 2001 we sold $202 million of mortgage whole loans to such QSPEs.

        In addition, we also engage indirectly in securitization transactions pursuant to which we sell mortgage whole loans and other financial instruments to affiliates of CSFBI. These affiliates in turn transfer such assets to SPVs. In the normal course of business, we sell mortgage whole loans and other financial instruments to such affiliates in connection with such transactions on market terms that could be obtained from unaffiliated parties. For the year ended December 31, 2001, we sold approximately $22 billion of mortgage whole loans and approximately $8.8 billion of other financial instruments to such affiliates in connection with such transactions.

ACCOUNTING DEVELOPMENTS

        In September 2000, the Financial Accounting Standards Board (the "FASB") issued SFAS 140, which revises the standards for accounting for securitizations and other transfers of financial assets and collateral. In addition, as noted above, specific implementation guidelines have been established by SFAS 140 to further distinguish transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000. We refer you to Note 6 to the consolidated financial statements included in Part II, Item 8 of this Annual Report.

        In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133—an amendment of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These statements establish new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. These statements require that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. We adopted the provisions of these statements on January 1, 2001, the first day of our 2001 fiscal year. We refer you to Note 12 to the consolidated financial statements included in Part II, Item 8 of this Annual Report.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. The pooling of interest method will no longer be permitted.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill be reviewed for impairment instead of being amortized to earnings. The statement is effective for fiscal years beginning after December 15, 2001. Management is evaluating the impact of adopting SFAS 142. For the year ended December 31, 2001, the amount of goodwill amortization charged to earnings was $29.7 million.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. SFAS 143 is not expected to have a significant impact on our consolidated financial statements.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which replaces FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 requires that long-lived assets which are "held for sale" be measured at the lower of carrying amount or fair value less cost to sell and also broadens the reporting requirements for discontinued operations. This statement is effective for fiscal years beginning after December 15, 2001, and is to be applied prospectively. Management is evaluating the impact of adopting SFAS 144.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

GENERAL

        We are part of CSFB and our risks are managed as part of the global CSFB business unit. The CSFB risk management process is designed to ensure that there are sufficient independent controls to measure, monitor and control risks in accordance with CSFB's control strategy and in consideration of industry best practices. The primary responsibility for risk management lies with CSFB's senior business line managers. They are held accountable for all risks associated with their businesses, including counterparty risk, market risk, liquidity risk, legal risk, operating risk and reputational risk.

        CSFB believes that it has effective procedures for measuring and managing the risks associated with its business activities. CSFB cannot completely predict all market developments and CSFB's risk management cannot fully protect against all types of risks. Unforeseen market developments or unexpected movements or disruption in one or more markets can result in losses due to events such as adverse changes in inventory values, a decrease in liquidity of trading positions, greater earnings volatility or increased credit risk exposure. Such losses could have a material adverse effect on our and CSFB's results of operations and financial condition.

        Risk management is an ongoing process. The process begins with the determination of CSFB's business objectives and strategies and proceeds with the identification, assessment, management and control of the risks associated with its activities and the reaffirmation or reconsideration of objectives and strategies.

RISK MANAGEMENT AT CSFB

Risk Management

        The Board of Directors of Credit Suisse First Boston, the Swiss bank, is ultimately responsible for the determination of general risk policy and risk management organization and for approving the overall market risk limit as recommended by the Credit Policy Committee/Capital Allocation and Risk Management Committee ("CPC/CARMC"). CPC/CARMC establishes the policies and procedures regarding risk and capital allocation within CSFB. CPC/CARMC is responsible for approving market risk management policies and procedures, risk concentration limits, risks outside these limits within its authority and stress test and scenario analysis definitions. CPC/CARMC is also responsible for recommending overall market risk limits and market risk limit changes (total limit) to the Board of Directors for review and approval.

        Strategic Risk Management ("SRM") is part of the independent risk oversight function of CSFB and is responsible for assessing the overall risk profile of CSFB on a global basis and recommending corrective action where appropriate. SRM acts as the "risk conscience" of CSFB with respect to all risks that could have a material economic effect.

        Risk Measurement and Management ("RMM") is responsible for the measurement and reporting of all credit risk and market risk data for CSFB. RMM consolidates exposures arising from all trading portfolios and geographic centers on a daily basis. CSFB uses two main methodologies to measure and manage the market risks that it may undertake: the "value-at-risk" ("VAR") method and scenario analysis. In addition, RMM uses various models to measure "gap" risk and economic capital for certain complex activities and to estimate the effect of more severe market movements.

        Credit Risk Management ("CRM") is responsible for approving all credit risk assumed by CSFB. This includes loans and loan-related credit risk, counterparty credit risk and country risk. In addition, CRM has oversight responsibility for concentrated positions in trading inventory. Unusual risks and specific policies and procedures are reviewed and approved by CPC/CARMC.

        CRM's responsibilities are carried out by senior officers within the CRM function who provide dedicated coverage to each of CSFB's major businesses. Each of these CRM units is organized along regional lines, and in some cases further organized along industry or other lines of specialty, for example, leveraged and project finance. CRM, SRM and RMM are all independent of the front office and report to the Vice-Chairman of the Executive Board of CSFB.

        Other business-specific risks are managed primarily through designated groups and committees within the different operating divisions. Before any new activity is undertaken, the New Business Committee is required to review the proposed business, its structure and infrastructure requirements and ensure that all material risks are identified and addressed appropriately. This Committee is composed of the senior managers responsible for the Finance, Administration and Operations functions of CSFB.

        To supplement its control environment, CSFB has an oversight function with (a) selected executive officers who have overall responsibility for oversight in their respective regions, (b) regional oversight managers who assist the executive officers with this responsibility and (c) a country manager in each country to manage local oversight issues. Regional Oversight and Country Management serves as an additional line of control and concentrates on regulatory and reputational issues, supervising legal entities and supporting management in its efforts to improve the control environment.

        The Corporate Treasury Department of CSFB is responsible for managing CSFB's liquidity risk.

        See "Business—Certain Factors that May Affect our Business" in Part I, Item 1 of this Annual Report.

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

        CSFB's VAR is defined as the 99th percentile greatest loss that may be expected in a portfolio over a 10-day holding period. In general, a rolling two years of historical data are used to derive the market movements used for this calculation. These movements are recalculated on a monthly basis and after periods of significant market turbulence. CSFB determines market risk exposures by taking current positions and calculating a series of profit and loss movements over a predetermined holding period of 10 days using two years of historical data. Risk is calculated as the 99th percentile of observed losses over the holding period. These parameters and procedures currently meet the quantitative and qualitative requirements prescribed by the Basel Committee on Banking Supervision, the Swiss Federal Banking Commission and other leading banking regulators. For some purposes, such as backtesting, the resulting VAR figures are scaled down using a one-day holding period values, including those provided in this disclosure.

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

        The VAR data presented below has been scaled down using a one-day holding period. The one-day VAR data below shows the market risk exposures of our trading positions at December 31,

2001 and December 31, 2000. Due to the benefit of diversification, our VAR is less than the sum of the individual components.

	December 31, 2001	December 31, 2000
	(in millions)
Trading:
Interest rate risk	$29.2	$31.6
Equity risk	$10.0	$10.2
Foreign currency exchange risk	$0.0	$0.5
Total	$28.7	$32.5

        The histogram below shows daily trading revenue for the year ended December 31, 2001 for substantially all of our trading activities.

2001 vs 2000 DISTRIBUTION OF CSFB'S DAILY TRADING REVENUE (UNAUDITED) $mm

Non-Trading Market Risk

        Sensitivity analysis is used to quantify the market risk in non-trading portfolios. It is generally defined as a measure of the potential changes in a portfolio's fair value created by changes in one or multiple financial markets' rates or prices, including interest rates, foreign exchange rates, and equity and commodity prices. This means the results could be focused to show the impact of a negative or "adverse" shift in a single interest rate or could be calculated to show the effects of many simultaneous changes. As of December 31, 2001, the total non-trading market risk using sensitivity analysis was approximately $458 million.

        We have equity risk on our non-trading financial instruments portfolio, which is comprised of our private equity investments. We measure equity risk on our private equity investments using a sensitivity analysis that estimates the potential decline in the recorded value of the investments resulting from a 10% decline in the equity markets of G-21 nations and a 20% decline in the equity markets of non-G-21 nations. As at December 31, 2001, the non-trading equity risk was approximately $95 million.

        We measure interest rate risk on non-trading positions using sensitivity analysis that estimates the potential decline in the value of the non-trading portfolio resulting from a 100 basis point decline in the interest rates of G-21 nations and a 200 basis points decline in the interest rates of non-G-21 nations. During 2001 the interest rate risk on non-trading positions became significant because certain of our fixed rate long-term debt issues in 2001 were not hedged given historically low interest rates at the time of issue. The non-trading interest rate risk as at December 31, 2001 was approximately $361 million.

        We do not have material foreign exchange or commodity price risks on our non-trading portfolio.

Market Risk Limit

        Market risk limits are structured at three levels: an overall market risk VAR limit for CSFB as a whole; market risk limits by business division (e.g., Securities Division); and market risk limits by business line within a business division (e.g., Foreign Exchange). Asset class VAR limits are used to control exposure within a particular risk type.

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

Scenario Analysis

        Scenario analysis is an essential component of CSFB's market risk measurement framework. Scenario analysis examines the potential effects of changes in market conditions, corresponding to exceptional but plausible events, on the financial condition of CSFB. The results of the analysis are used to manage exposures on a firm-wide basis, as well as at the portfolio level. Scenario analysis involves the revaluation of CSFB's major portfolios to arrive at a measure of the profit or loss the firm may suffer under a particular scenario. Scenarios are applied to all major markets in which CSFB operates.

        Global scenarios are used to capture the risk of severe disruption to all major markets and are related to historic events such as the crisis in the 1987 equity markets, the 1990 U.S. real estate market and the 1994 bond markets and the 1998 credit crisis. Business level scenarios are used to capture portfolio-specific risks by employing scenarios based on non-parallel yield curve shifts, changes in correlations and other pricing assumptions.

Credit Risk

        The counterparty risk portion of credit risk is determined by the likelihood of a counterparty not fulfilling its contractual obligations to CSFB and thus creating a partial or total loss. To assess the probability of default, CSFB utilizes a counterparty rating scale which approximates that used by the major public rating agencies (ranging from AAA as the best to D as the worst) and applies this grading measure against all of its counterparties. CSFB takes a proactive approach to rating counterparties and, as a result, from time to time internal ratings may deviate from those assigned by public rating agencies.

Credit Authority

        Credit authority is delegated by the Chief Credit Officer to specific senior CRM personnel based on each person's knowledge, experience and capability. These delegations of credit authority are reviewed periodically. Credit authorization is separated from line functions. CPC/CARMC, in addition to its responsibilities for market risk described above, is also responsible for maintaining credit policies and processes, evaluating country, counterparty and transaction risk issues, applying senior level oversight for the credit review process and seeking to ensure global consistency and quality of the credit portfolio. CPC/CARMC regularly reviews credit limits measuring country, geographic region and product concentrations, as well as impaired assets.

Credit Analysis Methodology

        All counterparties are assigned a credit rating as noted above. The intensity and depth of analysis is related to the amount, duration and level of risk being proposed together with the perceived credit quality of the counterparty or issuer in question. Analysis consists of a quantitative and qualitative portion and strives to be forward looking, concentrating on economic trends and financial fundamentals. In addition, analysts make use of peer analysis, industry comparisons and other quantitative tools. Any final rating requires the consideration of qualitative factors relating to the company, its industry and management. The Credit Rating System ("CRS"), an internally developed quantitative model, is an integral part of CSFB's internal rating process. CRS is also a key tool in trying to ensure the global consistency of ratings, particularly for counterparties that are not rated by external agencies.

        In addition to the aforementioned analysis, all counterparty ratings are subject to the rating of the country in which they are domiciled. Analysis of key sovereign and economic issues for all jurisdictions is undertaken and these are considered when assigning the rating and risk profile for individual counterparties.

Credit Risk Arising from Trading Positions and Derivative Transactions

        Credit risk associated with CSFB's trading and derivatives business is measured against counterparty limits on at least a daily basis. Credit risk is defined in terms of mark-to-market replacement value and potential exposure to maturity. The latter is based on the volatility of the underlying market factors such as interest and foreign exchange rates. VAR analysis is conducted to estimate the potential impact of market volatility on the quality of CSFB's counterparty credit portfolio.

        On a case-by-case basis, CSFB mitigates credit risk associated with its trading and derivatives business by taking collateral (normally consisting of cash and/or treasury instruments issued by G-7 sovereigns) from counterparties. Typically, counterparties have two days to meet collateral (margin) calls and during this period CSFB has potential credit risk which would crystallize in the event the collateral (margin) calls are not delivered and mark-to-market exposure remains positive (call period risk). In the case of lower-rated counterparties, additional collateral may also be taken to cover potential call period risk.

        Collateral is managed and monitored by the Collateral Management Unit, a team of specialists independent of CRM and business line management.

Country Risk

        Country risk is the risk of a substantial, systemic loss of value in the financial assets of a country or group of countries, which may be caused by dislocations in the credit, equity or currency markets. CSFB's four major operating divisions all manage country risk in a variety of ways. CARMC is responsible for setting of limits for this risk based on recommendations of CRM, SRM and CSFB's economists. In 1999, CSFB re-evaluated country risk limits for emerging markets, including extensive scenario testing, and CSFB's risk exposure to emerging markets countries was significantly reduced.

        The measurement of exposures against country limits is undertaken by RMM. For trading positions, country risk is a function of the mark-to-market exposure of the position, while for loans and related facilities, country risk is a function of the amount that CSFB has lent or committed to lend. The day-to-day management of country exposure is assigned to each of the core businesses in accordance with its business authorizations and limit allocations. RMM and CRM provide independent oversight in an effort to ensure that the core businesses operate within their limits. CRM has the responsibility for periodically adjusting these limits to reflect changing credit fundamentals and business volumes. CARMC regularly reviews the status and creditworthiness of countries and adjusts country risk limits accordingly.

Settlement Risk

        Settlement risk arises whenever the settlement of a transaction results in timing differences between the disbursement of cash or securities and the receipt of value from the counterparty. This risk arises whenever transactions settle on a "free of payment" basis and is especially relevant when operating across time zones.

        CSFB seeks to minimize and manage settlement risk through its participation in regulated clearing and depository organizations, which offer delivery versus payment services. CSFB is also actively participating in the creation of new settlement systems. One such system is Continuous Linked Settlement, which aims to eliminate settlement risk in the field of foreign exchange trading and which is expected to be available in the second quarter of 2002. In those markets in which these services do not exist, CSFB utilizes where possible agent banks that are instructed to exchange value for value.

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

        The investment banking business is subject to extensive regulation by governmental and self-regulatory organizations around the world. A failure to comply with these regulations could result in regulatory investigations, fines, and restrictions on some of CSFB's business activities or other sanctions. CSFB seeks to minimize legal risk through the adoption of compliance and other policies and procedures, continuing to refine controls over business practices and behavior, extensive employee training sessions, the use of appropriate legal documentation, and the involvement of the Legal and Compliance Department and outside legal counsel. See "Business—Certain Factors That May Affect Our Business—Legal and Regulatory Risks" in Part I, Item 1 of this Annual Report on Form 10-K.

Operational Risk

        The definition of operational risk used by Credit Suisse Group is "the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events". Business and strategic risk are specifically excluded from this definition.

        Operational risk is inherent in many different aspects of CSFB's activities and comprises a large number of disparate risks. In comparison to market or credit risk, the sources of operational risk are difficult to identify comprehensively and the amount of risk is also not normally chosen willingly, but is accepted as a necessary consequence of doing business. CSFB therefore manages operational risk differently from market or credit risks. Operational risk is controlled through a network of controls, procedures, reports and responsibilities.

        Credit Suisse Group uses a group-wide framework to monitor and control such risks. CSFB operates within this framework. CSFB's primary aim is the early identification, prevention, and mitigation of operational risks, as well as in timely and meaningful management reporting.

        During 2001 the firm undertook a number of key initiatives. These include improvement of the firm's consolidated operational risk indicator report for senior management and the development of a risk assessment program. During 2002, the framework is expected to be developed further to provide enhanced risk identification reporting processes and to prepare for the forthcoming operational risk requirements in the revised Basel Accord on international capital adequacy requirements.

Reputational Risk

        CSFB's policy is to avoid any action or transaction that has a potentially unacceptable level of risk to CSFB's reputation. Senior business managers are primarily responsible for the effect on CSFB's reputation of all the business that they conduct. If a transaction has any characteristics that might impair CSFB's reputation, the transaction must be put through a reputational risk review procedure before CSFB makes a commitment to the client or the transaction. This procedure includes approval from senior members of Regional Oversight and specific senior business managers. In addition, CSFB has an extensive system of functional controls, within the Legal and Compliance Department, CRM, New Business and the Controllers Department, which highlight potential reputational risk issues.

Liquidity Risk

        Our liquidity risk is managed as a part of CSFB's global liquidity policy. CSFB's liquidity policy focuses on the proven stability of its unsecured funding sources, which include CSFB-sourced deposits as well as access to customer funds sourced by affiliates. The deposit base provides CSFB with substantial sources of liquidity that are well diversified and driven by customer relationships rather than price. These deposits provide a stable source of funds. We also regularly access the capital markets through our commercial paper program, medium-term note programs and issues of senior debt and other securities. Additionally, we maintain a revolving credit facility with various banks. CSFB and we also have access to additional liquidity through our subsidiary broker-dealers, which have the capacity to increase their funding through the secured funding markets (repurchase agreements and other collateralized arrangements). These secured funding markets have proven reliable in high stress conditions. This secondary source of liquidity is potentially available as alternative funding to meet business plans and commercial commitments. CSFB regularly stress tests its liquidity using scenarios designed to represent highly adverse conditions. See "Liquidity and Capital Resources—Liquidity Planning and Measurement" for a discussion of how we monitor our liquidity position.

Item 8: Financial Statements and Supplementary Data

        The consolidated financial statements of us and our subsidiaries, together with the notes thereto and the Independent Auditors' report thereon, are set forth on pages F-1 to F-47 of this Annual Report on Form 10-K. In addition, the supplementary financial information on selected quarterly financial data is set forth on page F-42 of this Annual Report.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There were no changes in or disagreements with accountants on accounting and financial disclosure.

PART III

Item 10: Directors and Executive Officers of the Registrant

DIRECTORS AND OFFICERS

        Set forth below is certain information as of March 1, 2002 with respect to our directors and executive officers.

Name	Age	Position
John J. Mack	57	Director, President & Chief Executive Officer
David C. Fisher	55	Chief Financial and Accounting Officer
Robert M. Baylis	63	Director
Philip K. Ryan	45	Director
Maynard J. Toll, Jr.	60	Director
Brady W. Dougan	42	Director, Head of Securities Division
Hamilton E. James	51	Director, Chairman of Global Investment Banking and Private Equity
Richard E. Thornburgh	49	Director, Head of Finance & Risk
Stephen R. Volk	65	Director, Managing Director
David M. Brodsky	58	General Counsel, Managing Director
D. Wilson Ervin	41	Head of Strategic Risk Management
Eileen K. Murray	43	Managing Director
Robert C. O'Brien	58	Chief Credit Officer
Adebayo O. Ogunlesi	48	Head of Global Investment Banking, Managing Director
Jeffrey M. Peek	55	Head of Financial Services Division, Managing Director
Jeffrey H. Salzman	49	Head of Private Client Services/Pershing, Managing Director
Lewis H. Wirshba	45	Treasurer

        JOHN J. MACK.    Mr. Mack was appointed President and Chief Executive Officer and a Director of our company in July 2001 and is a member of the Operating Committee of our Board of Directors. He is also the Chief Executive Officer of CSFB, Vice-Chairman of Credit Suisse Group's Executive Board and Chief Executive Officer and Chairman of the senior most executive board of CSFB (the "CSFB Operating Committee"). Prior to joining CSFB, Mr. Mack was the President and Chief Operating Officer of Morgan Stanley Dean Witter since the merger of Morgan Stanley and Dean Witter in May 1997 until January 2001.

        DAVID C. FISHER.    Mr. Fisher was appointed Chief Financial Officer of our company in March 2002 and was appointed Chief Accounting Officer of our company in November 2000. He also serves as Chief Accounting Officer of CSFB, a position he has held since 1999. Mr. Fisher joined CSFB from Bankers Trust Corporation where he served as Controller from 1998 to 1999. From 1985 to 1998, Mr. Fisher worked for Salomon Brothers Inc where he served as Controller for the majority of his tenure.

        ROBERT M. BAYLIS.    Mr. Baylis was appointed a Director of our company in November 2000. Prior to this appointment, Mr. Baylis was with CS First Boston for over 33 years, including serving as Vice Chairman of CS First Boston from March 1992 to March 1994 and from August 1995 until his retirement in January 1996 and as Chairman and Chief Executive Officer of CS First Boston Pacific Inc./Hong Kong from March 1993 to August 1994. He currently serves as a Director of Host Marriott Corporation, Gildan Activewear, Inc., Covance, Inc., PartnerRe Ltd. and New York Life Insurance Co.

        PHILIP K. RYAN.    Mr. Ryan was appointed a Director of our company in November 2000. He also serves as the Chief Financial Officer of Credit Suisse Group, a position he has held since 1999 and is a member of the Executive Board of Credit Suisse Group. Prior to his appointment as the Chief Financial Officer of Credit Suisse Group, Mr. Ryan served as the Chief Financial Officer of Credit Suisse Asset Management LLC from 1996 through 1999 and worked as an investment banker at CSFB from 1985 through 1996.

        MAYNARD J. TOLL, Jr.    Mr. Toll was appointed a Director of our company in November 2000. From 1997 through 2000, he was self-employed. From 1975 to 1997, he worked as an investment banker and head of corporate communications at CSFB.

        BRADY W. DOUGAN.    Mr. Dougan was appointed Head of the Securities Division, which is a consolidation of our former Equity and Fixed Income Divisions, in November 2001 and has been a Director of our company since November 2000. Prior to serving as Head of the Securities Division, Mr. Dougan served as Division Head of Equity since November 2000. Mr. Dougan also serves as Head of the Securities Division at CSFB and is a member of the CSFB Operating Committee. Mr. Dougan served as Co-Head of the Global Debt Capital Markets Group at CSFB and Co-Head of the Credit Suisse Financial Products' marketing efforts in the Americas from 1993 to 1996. Mr. Dougan joined CSFB in 1990 from Bankers Trust Company.

        HAMILTON E. JAMES.    Mr. James was appointed Chairman of our Global Investment Banking and Private Equity businesses in March 2002 and is a Director of our company. In February 2002, Mr. James was appointed Chairman of Investment Banking and Private Equity of CSFB and a member of the CSFB Operating Committee. Prior to that, Mr. James served as Co-Head of the Investment Banking Division for us and CSFB. From 1995 to November 2000, Mr. James served as the Chairman of our Banking Group. He joined our company in 1975. Mr. James also serves as a Director of Costco Wholesale Corporation.

        RICHARD E. THORNBURGH.    Mr. Thornburgh was appointed Head of Finance & Risk in March 2002 and has been a Director and a member of the Operating Committee of our Board of Directors since November 2000. Mr. Thornburgh has also served as Chief Financial Officer since May 2000 and has served as Vice Chairman of the CSFB Executive Board since April 1999. Mr. Thornburgh is a member of the CSFB Operating Committee. From 1997 to mid-1999, Mr. Thornburgh served as Chief Financial Officer of Credit Suisse Group. For the period 1997 to 2001, Mr. Thornburgh served as a member of the Credit Suisse Group Executive Board. Prior to that, Mr. Thornburgh served as Chief Financial and Administrative Officer and was a member of the Executive Board of CS First Boston. Mr. Thornburgh began his investment banking career with CSFB in 1976.

        STEPHEN R. VOLK.    Mr. Volk was appointed a Managing Director and a Director of our company in August 2001 and is a member of the Operating Committee of our Board of Directors. Mr. Volk is also Chairman of CSFB and a member of the CSFB Operating Committee. Prior to joining our company, Mr. Volk was Senior Partner at Shearman & Sterling from 1991 until 2001.

        DAVID M. BRODSKY.    Mr. Brodsky was appointed a Managing Director and the General Counsel of our company in November 2001. Mr. Brodsky also has been the General Counsel for the Americas of CSFB since 1999. He joined CSFB in October 1999 after leaving Schulte Roth & Zabel LLP in New York where, for nearly twenty years, he was a senior partner, a member of the law firm's Executive Committee and head of the Litigation Department.

        D. WILSON ERVIN.    Mr. Ervin was appointed Head of Strategic Risk Management of our company in November 2000. He also serves as Head of Strategic Risk Management at CSFB. Prior to that, Mr. Ervin worked at Credit Suisse Financial Products from 1990. He has been with CSFB since 1982.

        EILEEN K. MURRAY.    Ms. Murray was appointed Managing Director of our company in March 2002 and was appointed the Head of Global Technology and Operations of CSFB in

February 2002. Ms. Murray is also a member of the CSFB Operating Committee. Ms. Murray joined CSFB in February 2002 from Morgan Stanley where she was Chief Administrative Officer for the Institutional Securities Group. Ms. Murray joined Morgan Stanley in 1984 as a Senior Analyst in the Controllers department. Prior to the merger of Morgan Stanley and Dean Witter, she was Controller and Treasurer of Morgan Stanley Group, Inc.

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

        ADEBAYO O. OGUNLESI.    Mr. Ogunlesi was appointed a Managing Director and Head of our Global Investment Banking business in March 2002. Mr. Ogunlesi is also Head of the CSFB Investment Banking Division and a member of the CSFB Operating Committee. Mr. Ogunlesi joined CSFB in 1983 and prior to becoming Head of the Investment Banking Division, he was head of the Global Energy Group. Prior to joining CSFB, Mr. Ogunlesi was a corporate attorney at Cravath, Swaine & Moore.

        JEFFREY M. PEEK.    Mr. Peek was appointed a Managing Director and Head of the Financial Services Division of our company in March 2002. Mr. Peek was appointed Vice Chairman of CSFB in December 2001. He is Head of CSFB's Financial Services businesses, including Credit Suisse Asset Management, Pershing and Private Client Services. He is also a member of the CSFB Operating Committee. Prior to joining our company, Mr. Peek was the head of the asset management division at Merrill Lynch, where he worked for eighteen years.

        JEFFREY H. SALZMAN.    Mr. Salzman was appointed a Managing Director and Head of the Private Client Services and Pershing businesses of our company in March 2002 and Head of Private Client Services and Pershing for CSFB in October 2001. Prior to joining CSFB, he held a variety of positions at Morgan Stanley since 1977. He left Morgan Stanley in 2000.

        LEWIS H. WIRSHBA.    Mr. Wirshba was appointed Treasurer of our company in November 2000. Mr. Wirshba also serves as Treasurer of CSFB, a position he has held since 1996, and as Global Head of CSFB's New Business Department since March 2000. He joined CSFB in 1986 from the treasurer's office of General Motors.

        Messrs. Baylis, Ryan and Toll have resigned from our Board of Directors effective April 1, 2002. At that time, Messrs. Ogunlesi and Peek and Ms. Murray are expected to be elected to our Board of Directors.

        Following the conclusion of our tender offer for the CSFBdirect common stock and the redemption or deregistration and delisting of our other equity securities, we are no longer subject to a requirement to maintain an audit committee. Effective April 1, 2002, our audit committee will be disbanded.

Item 11: Executive Compensation

        Pursuant to General Instruction I of Form 10-K, the information required by Item 11 is omitted.

Item 12: Security Ownership of Certain Beneficial Owners and Management

        Pursuant to General Instruction I of Form 10-K, the information required by Item 12 is omitted.

Item 13: Certain Relationships and Related Transactions

        Pursuant to General Instruction I of Form 10-K, the information required by Item 13 is omitted.

PART IV

Item 14: Exhibits, Financial Statement Schedule, and Reports on Form 8-K

  (a)
  Documents filed as part of this Report

1.
Consolidated Financial Statements

        The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed on page F-1 hereof.

2.
Financial Statement Schedule

        The financial statement schedule required to be filed in this Annual Report on Form 10-K is listed on page F-1 hereof. The required schedule appears on pages F-43 through F-47 hereof.

3.
Exhibits

Exhibit Number	Description
2.1
Purchase Agreement dated as of November 28, 2001, between Registrant and Bankmont Financial Corp. ("Purchaser"), as amended by First Amendment to Purchase Agreement, dated as of February 1, 2002, between Registrant and Purchaser.*
3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001).
3.2	By-laws of the Registrant. *
4.1
The instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
10.1
364-Day Auction Bid Advance and Revolving Credit Facility Agreement, dated as of May 25, 2001, among the Registrant and Credit Suisse First Boston, Inc. as borrowers, the banks named therein, JP Morgan Chase Bank, as administrative agent, and The Bank of New York, Bank One, NA (Main Office Chicago), Citibank, N.A. and Deutsche Bank AG, New York Branch and/or Cayman Islands Branch, as syndication agents.*
10.2
Sublease Agreement, dated December 31, 2000, between The Chase Manhattan Bank and the Registrant, Subtenant, on 277 Park Avenue, New York, New York (incorporated by reference to Exhibit 10.24 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.3
Assignment of Lease, dated December 31, 2000, between the Registrant and The Chase Manhattan Bank on 277 Park Avenue, New York, New York (incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2001).
10.4
Agreement of Lease, dated June 3, 1998, between USF Nominees Limited, Landlord, DLJ UK Properties Limited, Tenant, on 111 Old Broad Street, London and the Registrant, Surety (incorporated by reference to Exhibit 10.92 of the Registrant's quarterly report on Form 10-Q for the period ended June 30, 1998).

10.5
Agreement of Lease, dated July 28, 1995, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.28 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.6
Amendment of Lease, dated May 17, 1996, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.7
Agreement of Lease, dated September 10, 1997, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.30 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.8
Modification of Lease, dated February 5, 1998, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.31 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.9
Second Modification of Lease, dated June 12, 2000, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.32 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.10
Third Modification of Lease, dated September 18, 2000, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.33 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.11
Fourth Modification of Lease, dated November 13, 2000, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.34 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.12
Agreement of Sublease, dated August 31, 1999 between GFT Apparel Corp. and the Registrant, Subtenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.35 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.13
Agreement of Lease, dated November 13, 2000, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.36 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.14
Agreement of Lease, dated February 22, 2001, between Metropolitan Life Insurance Company and the Registrant, Tenant, on One Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.37 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.15
Agreement of Sublease, dated February 22, 2001, between Metropolitan Life Insurance Company and the Registrant, Landlord, on One Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.38 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.16	Lease dated as of October 30, 2001, between Registrant and The Port Authority of New York and New Jersey, on One Madison Avenue. *
10.17
Agreement of Lease, dated July 1, 1987, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.41 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.18
First Amendment of Lease, dated July 1, 1987, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.42 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.19
Second Amendment of Lease, dated March 12, 1992, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.43 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.20
Third Amendment of Lease, dated December 27, 1992, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.44 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.21
Fourth Amendment of Lease, dated December 23, 1993, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.45 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.22
Fifth Amendment of Lease, dated May 1, 1994, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.46 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.23
Sixth Amendment of Lease, dated March 9, 1995, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.47 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.24
Seventh Amendment of Lease, dated June 16, 1995, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.48 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.25
Eight Amendment of Lease, dated April 4, 1996, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.49 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.26
Ninth Amendment of Lease, dated April 4, 1996, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.50 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.27
Tenth Amendment of Lease, dated December 31, 1996, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.51 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.28
Eleventh Amendment of Lease, dated February 7, 1997, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.52 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.29
Twelfth Amendment of Lease, dated August 18, 1997, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.53 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.30
Thirteenth Amendment of Lease, dated January 12, 1998, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.54 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.31
Fourteenth Amendment of Lease, dated December 28, 1998, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.55 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.32
Fifteenth Amendment of Lease, dated June 16, 1999, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.56 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.33
Sixteenth Amendment of Lease, dated March 31, 2000, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.57 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.34
Agreement of Lease, dated August 15, 2000, between TM Park Avenue Associates and the Registrant, Tenant, on 315 Park Avenue South, New York, New York (incorporated by reference to Exhibit 10.63 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.35	First Amendment to the Lease between Registrant and TM Park Avenue Associates dated August 16, 2000, on 315 Park Avenue South, New York, New York. *
12.1	Computation of ratio of earnings to fixed charges.*
23.1	Consent of KPMG LLP.*
24.1	Power of Attorney.*

*
Filed herewith.

(b)
Reports on Form 8-K

        On October 9, 2001, we filed a Current Report on Form 8-K attaching an excerpt from a Credit Suisse Group press release including information concerning financial results for the third quarter and nine months ended September 30, 2001 and a cost reduction program for CSFB.

        On October 18, 2001, we filed a Current Report on Form 8-K attaching a CSFB press release announcing that Gary G. Lynch, a partner at Davis, Polk & Wardwell and former head of the Enforcement Division of the Securities and Exchange Commission, has been named Global General Counsel of CSFB effective October 1, 2001 and two CSFB press releases announcing the completion of the tender offer for CSFBdirect common stock.

        On October 31, 2001, we filed a Current Report on Form 8-K attaching our press release announcing a cash tender offer to acquire all outstanding shares of our Series B Fixed/Adjustable Rate Cumulative Preferred Stock and reporting recent developments including expected financial results for the third quarter of 2001 and a cost reduction program.

        On November 15, 2001, we filed a Current Report on Form 8-K attaching a CSFB press release regarding progress on efforts to promote a more unified culture throughout CSFB.

        On December 4, 2001, we filed a Current Report on Form 8-K reporting that the United States Attorney for the Southern District of New York stated that it closed its investigation of CSFB Corp. in connection with its practices of allocating shares of IPO securities without filing criminal charges, attaching a press release concerning our agreement to sell the U.S.-based online trading operations of CSFBdirect to Bank of Montreal, attaching a press release concerning the completion of our cash tender offer to acquire the outstanding shares of our Series B Fixed/Adjustable Rate Cumulative Preferred Stock and attaching a press release concerning notice of full redemption on December 31, 2001 of our Series A Fixed/Adjustable Rate Cumulative Preferred Stock.

        On December 13, 2001, we filed a Current Report on Form 8-K reporting that on December 7, 2001, Credit Suisse Group and CSFB released information on estimated one-time charges, and expected fourth quarter operating results, for CSFB and that many of the estimated one-time charges will be taken at our level.

        On January 7, 2002, we filed a Current Report on Form 8-K on our agreement to sell Autranet to The Bank of New York and on the resignation of Joe L. Roby from the Board of Directors.

        On January 22, 2002, we filed a Current Report on Form 8-K on CSFB Corp.'s settlement with the SEC and NASDR of their investigations into CSFB Corp.'s practices of allocating shares of IPO securities.

        On January 31, 2001, we filed a Current Report on Form 8-K on our results for the fourth quarter of 2001.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
ITEMS 14(a)(1) AND 14(a)(2)

Page
CONSOLIDATED FINANCIAL STATEMENTS
Credit Suisse First Boston (USA), Inc. and Subsidiaries
Independent Auditors' Report	F-2
Consolidated Statements of Financial Condition	F-3
Consolidated Statements of Operations	F-5
Consolidated Statements of Changes in Stockholders' Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-9
FINANCIAL STATEMENT SCHEDULE
Schedule I—Condensed Financial Statements of Registrant (Parent Company Only)
Condensed Statements of Financial Condition	F-43
Condensed Statements of Operations	F-44
Condensed Statements of Cash Flows	F-45
Notes to Condensed Financial Statements	F-46

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Credit Suisse First Boston (USA), Inc.

        We have audited the accompanying consolidated statements of financial condition of Credit Suisse First Boston (USA), Inc. and subsidiaries (formerly known as Donaldson, Lufkin and Jenrette, Inc. and subsidiaries), (the "Company"), as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001, and the related financial statement schedule. These consolidated financial statements and related financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Credit Suisse First Boston (USA), Inc. and subsidiaries, (formerly known as Donaldson, Lufkin and Jenrette, Inc. and subsidiaries), as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
New York, New York

January 31, 2002

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In millions)

ASSETS

	December 31, 2001	December 31, 2000
Cash and cash equivalents	$1,666	$2,758
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	6,407	4,969
Collateralized short-term agreements:
Securities purchased under agreements to resell	43,961	35,599
Securities borrowed	68,232	77,304
Receivables:
Customers	4,740	8,991
Brokers, dealers and other	11,747	9,207
Financial instruments owned:
U.S. government and agencies (includes securities pledged as collateral of $21,639 and $14,272, respectively)	30,836	25,052
Corporate debt (includes securities pledged as collateral of $9,765 and $6,074, respectively)	13,420	12,702
Mortgage whole loans (includes loans pledged as collateral of $4,997 and $4,136, respectively)	6,846	6,870
Equities (includes securities pledged as collateral of $5,917 and $9,326, respectively)	11,142	15,332
Commercial paper	582	237
Private equity and other long-term investments	963	1,031
Derivative contracts-trading	3,077	3,041
Other	2,085	571
Net deferred tax asset	2,200	1,821
Office facilities at cost (net of accumulated depreciation and amortization of $683 and $723, respectively)	759	991
Goodwill	249	313
Other assets and deferred amounts	9,408	5,430

Total Assets	$218,320	$212,219

See accompanying notes to consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In millions, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2001	December 31, 2000
Commercial paper and short-term borrowings	$9,170	$20,818
Collateralized short-term financings:
Securities sold under agreements to repurchase	96,101	71,064
Securities loaned	27,105	35,598
Payables:
Customers	11,593	12,119
Brokers, dealers and other	12,830	13,579
Financial instruments sold not yet purchased:
U.S. government and agencies	20,888	21,987
Corporate debt	3,402	4,116
Equities	3,063	3,421
Derivative contracts-trading	2,957	2,668
Other	422	—
Obligation to return securities received as collateral	1,034	—
Accounts payable and accrued expenses	4,276	7,488
Other liabilities	2,928	1,397
Long-term borrowings	15,663	11,258
Company-obligated mandatorily redeemable trust securities of subsidiary trust holding solely debentures of the Company	—	200
Stockholders' Equity:
Preferred stock, 50,000,000 shares authorized:
Series A Preferred Stock, at $50.00 per share liquidation preference (4,000,000 shares issued and outstanding at December 31, 2000)	—	200
Series B Preferred Stock, at $50.00 per share liquidation preference (90,000 and 3,500,000 shares issued and outstanding at December 31, 2001 and 2000, respectively)	5	175
Common Stock, 1,500,000,000 shares authorized:
CSFB (USA) Common Stock ($0.10 par value; 500,000,000 shares authorized; 1,100 shares issued and outstanding)	—	—
CSFBdirect Common Stock ($0.10 par value; 500,000,000 shares authorized; 18,400,000 shares issued and outstanding at December 31, 2000; 84,250,000 notional shares at December 31, 2000, in respect of CSFB (USA)'s retained interest)	—	2
Paid-in capital	6,064	5,072
Retained earnings	891	1,064
Accumulated other comprehensive loss	(72)	(7)

Total stockholders' equity	6,888	6,506

Total Liabilities and Stockholders' Equity	$218,320	$212,219

See accompanying notes to consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions)

	Years Ended December 31,
	2001	2000	1999
Revenues:
Principal transactions-net	$1,255	$704	$806
Investment banking and advisory	3,367	3,032	2,859
Commissions	1,479	1,474	1,201
Interest and dividends, net of interest expense of $10,339, $8,161, and $4,840, respectively	1,224	734	549
Other	223	94	116

Total net revenues	7,548	6,038	5,531

Expenses:
Employee compensation and benefits	4,746	4,393	3,146
Occupancy and equipment rental	700	444	321
Brokerage, clearing, and exchange fees	325	207	143
Communications	315	222	162
Professional fees	410	317	286
Merger-related and restructuring costs	476	1,104	—
Other operating expenses	791	873	519

Total expenses	7,763	7,560	4,577

Income (loss) before provision (benefit) for income taxes, extraordinary items and cumulative effect of a change in accounting principle	(215)	(1,522)	954

Provision (benefit) for income taxes	(70)	(458)	353

Income (loss) before extraordinary items and cumulative effect of a change in accounting principle	(145)	(1,064)	601

Loss on early extinguishment of debt, net of tax benefit of ($5)	—	(12)	—

Income (loss) before cumulative effect of a change in accounting principle	(145)	(1,076)	601

Cumulative effect of a change in accounting principle, net of tax provision of $0.3	1	—	—

Net income (loss)	$(144)	$(1,076)	$601

See accompanying notes to consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2001, 2000 and 1999
(In millions, except per share data)

	Preferred Stock	CSFB (USA) Common Stock	CSFBdirect Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balances at December 31, 1998	$375	$—	$—	$892	$1,658	$3	$2,928
Net income	—	—	—	—	601	—	601
Translation adjustment	—	—	—	—	—	(1)	(1)
Total comprehensive income							600
Net proceeds from issuance of CSFBdirect Common Stock	—	—	2	345	—	—	347
Dividends:
CSFB (USA) Common Stock	—	—	—	—	(32)	—	(32)
Preferred stock	—	—	—	—	(21)	—	(21)
Exercise of stock options	—	—	—	35	—	—	35
Tax benefit on exercise of stock options	—	—	—	37	—	—	37
Conversion of restricted stock units	—	—	—	13	—	—	13

Balances at December 31, 1999	375	—	2	1,322	2,206	2	3,907
Net loss	—	—	—	—	(1,076)	—	(1,076)
Translation adjustment	—	—	—	—	—	(9)	(9)
Total comprehensive loss							(1,085)
Issuance of shares in consideration of transfer of CSFB Corp.	—	—	—	2,538	—	—	2,538
Dividend of DLJ Asset Management Group to parent	—	—	—	—	(29)	—	(29)
Dividends:
CSFB (USA) Common Stock	—	—	—	—	(16)	—	(16)
Preferred stock	—	—	—	—	(21)	—	(21)
CSG Share Plan Activity	—	—	—	299	—	—	299
Exercise of stock options	—	—	—	373	—	—	373
Tax benefit on exercise of stock options	—	—	—	406	—	—	406
Tender shares to employee trust	—	—	—	123	—	—	123
Conversion of restricted stock units	—	—	—	11	—	—	11

Balances at December 31, 2000	375	—	2	5,072	1,064	(7)	6,506
Net loss	—	—	—	—	(144)	—	(144)
Translation adjustment	—	—	—	—	—	(1)	(1)
Change in accounting principle (SFAS 133)	—	—	—	—	—	(1)	(1)
Increase in pension liability, net of tax benefit of ($34).	—	—	—	—	—	(63)	(63)
Total comprehensive loss	—	—	—	—	—	—	(209)
Capital contribution of CSFB Capital Holdings, Inc.	—	—	—	34	—	—	34
Retirement of CSFBdirect stock	—	—	(2)	2	—	—	—
Tender Preferred A shares.	(200)	—	—	—	—	—	(200)
Tender Preferred B shares.	(170)	—	—		(8)	—	(178)
Dividends:
Preferred stock	—	—	—	—	(21)	—	(21)
Tax benefit on CSG Share Plan Activity	—	—	—	37	—	—	37
CSG Share Plan Activity	—	—	—	919	—	—	919

Balances at December 31, 2001	$5	$—	$—	$6,064	$891	$(72)	$6,888

See accompanying notes to consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(In millions)
Cash flows from operating activities:
Net income (loss)	$(144)	$(1,076)	$601
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Extraordinary loss on early extinguishment of debt	—	17	—
Depreciation and amortization	208	160	106
CSG Share Plan activity	919	299	—
Shares tendered to employee trust	—	123	—
Deferred taxes	(344)	(1,200)	(264)
Decrease (increase) in unrealized appreciation of private equity and other long-term investments	254	18	(72)
Foreign currency translation adjustment	(1)	(9)	(1)
Cumulative effect of a change in accounting principle	(1)	—	—
(Increase) decrease in operating assets:
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	(1,438)	(4,773)	847
Securities purchased under agreements to resell	10,748	(2,878)	(17,947)
Securities borrowed	9,072	(46,956)	(6,381)
Receivables from customers	4,251	(320)	(2,854)
Receivables from brokers, dealers and other	(2,540)	(3,228)	(1,499)
Financial instruments owned	(4,183)	(35,823)	(14,815)
Other assets and deferred amounts	410	(288)	(22)
Increase (decrease) in operating liabilities:
Securities sold under agreements to repurchase	(10,748)	2,878	17,947
Securities loaned	(8,493)	24,056	4,220
Payables to customers	(526)	4,326	1,571
Payables to brokers, dealers and other	(749)	8,798	1,102
Financial instruments sold not yet purchased	(1,460)	19,249	4,005
Obligation to return securities received as collateral	1,034	—	—
Accounts payable and accrued expenses	(3,212)	4,193	1,070
Other liabilities	1,504	(12)	522

Net cash used in operating activities	$(5,439)	$(32,446)	$(11,864)

See accompanying notes to consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(In millions)
Cash flows from investing activities:
Net (payments for) proceeds from:
Receivables from parent and affiliates	$(4,309)	$(3,100)	$—
Capital contribution of CSFB Capital Holdings, Inc.	34	—	—
Transfer of CSFB Corp. from parent	—	2,538	—
Acquisition of goodwill, net	—	(262)	—
Purchases of private equity and other long-term investments	(509)	(394)	(988)
Sales of private equity and other long-term investments	323	777	101
Office facilities	87	(560)	(227)
Other assets	(110)	(43)	(273)

Net cash used in investing activities	(4,484)	(1,044)	(1,387)

Cash flows from financing activities:
Net proceeds from (payments for):
Short-term financings	5,027	27,989	12,067
Redemption of preferred trust securities	(200)	—	—
Redemption of Series A preferred stock	(200)	—	—
Redemption of Series B preferred stock	(178)	—	—
Issuance (repayments) of:
CSFBdirect Common Stock	(2)	—	346
Subordinated loan agreements	(4,150)	4,150	—
Senior notes	4,654	505	650
Senior secured floating rate notes	—	(296)	(155)
Subordinated exchange notes	—	(242)	—
Medium-term notes	3,939	1,644	1,183
Structured notes	(21)	169	149
Other long-term borrowings	(17)	2	—
Cash dividends	(21)	(37)	(53)
Dividend of DLJAM to parent	—	(28)	—
Exercise of stock options	—	372	35

Net cash provided by financing activities	8,831	34,228	14,222

Increase (decrease) in cash and cash equivalents	(1,092)	738	971
Cash and cash equivalents at beginning of period	2,758	2,020	1,049

Cash and cash equivalents at end of period	$1,666	$2,758	$2,020

Supplemental Statement of Cash Flows Information
Supplemental schedule of noncash investing and financing activities:
Capital contribution of CSFB Capital Holdings, Inc.
Fair value of assets contributed	$67
Less: liabilities assumed	33

Capital contribution of CSFB Capital Holdings, Inc.	$34

Transfer of CSFB Corp. from parent
Fair value of assets acquired		$168,387
Less: liabilities assumed		165,849

Transfer of CSFB Corp. from parent		$2,538

See accompanying notes to consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001

1.    Summary of Significant Accounting Policies

        The consolidated financial statements include Credit Suisse First Boston (USA), Inc. and its subsidiaries (the "Company"), formerly known as Donaldson Lufkin and Jenrette, Inc and Subsidiaries, ("DLJ Inc."). All significant intercompany balances and transactions have been eliminated. The Company is a wholly owned subsidiary of Credit Suisse First Boston, Inc. ("CSFBI" or the "parent"), an indirect wholly owned subsidiary of Credit Suisse Group ("CSG"). On August 30, 2000, CSG, a corporation organized under the laws of Switzerland, agreed to acquire DLJ, Inc. (the "Acquisition"). Pursuant to a tender offer, a CSG subsidiary purchased all the outstanding shares of DLJ, Inc.'s common stock of the series designated Donaldson, Lufkin & Jenrette, Inc.—DLJ Common Stock. After the shares were tendered, the shares held by AXA, S.A., DLJ, Inc.'s ultimate parent at the time, and certain affiliates of AXA, were purchased by the CSG subsidiary. On November 3, 2000 (the "closing date"), DLJ, Inc. became an indirect wholly-owned subsidiary of CSG. Any unexercised or unvested stock options of the Company as of the closing date were converted into CSG stock options. After the Acquisition, DLJ, Inc. changed its name to Credit Suisse First Boston (USA), Inc.

        CSG accounted for the Acquisition using the purchase method of accounting. However, since at the time of the Acquisition the Company had significant preferred stock and public debt outstanding, no adjustments of the historical carrying values of the Company's assets and liabilities to reflect the Acquisition were recorded in the Company's historical financial statements. Similarly, although the Acquisition gave rise to goodwill, none of this goodwill was "pushed down" to the Company, and thus goodwill associated with the Acquisition will not affect the Company's results of operations.

        On November 3, 2000, in conjunction with the closing of the Acquisition, the Company's immediate parent, CSFBI, transferred all of the outstanding shares of CSFB Corp., a U.S. registered broker dealer that was a direct wholly-owned subsidiary of CSFBI, to the Company in exchange for newly issued shares of the Company. This was the final step in a series of transfers (collectively, the "Transfer") that were initiated by CSG and the Company on October 6, 2000 with a view to integrating their respective businesses. The consideration received was the fair market value of the financial assets and liabilities at and on the date of Transfer. As a result of the Transfer, CSFB Corp. became a direct wholly-owned subsidiary of the Company. Since the transfer of CSFB Corp. was between entities under common control, it has been accounted for at historical cost in the accompanying consolidated financial statements. Accordingly, operating results of CSFB Corp. have been included in the Company's consolidated financial statements from the date of the Transfer. The results of operations for CSFB Corp. are included for two months of 2000, and the full year of 2001, therefore results of operations may not be comparable.

        The Company is a leading, integrated investment bank serving institutional, corporate, government and individual clients. The Company's businesses include securities underwriting; sales and trading; investment banking; financial advisory services; private equity investments; investment research; full service brokerage services; financial services outsourcing solutions; and derivatives and risk management products.

        To prepare consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management must estimate certain amounts that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses. Actual results could differ from those estimates.

        Substantially all of the Company's financial assets and liabilities, as well as financial instruments with off-balance sheet risk, are carried at market or fair values or are carried at amounts that approximate fair value because of their short-term nature, except for mortgage whole loans, which are carried at the lower of cost or market. Fair value is estimated at a specific point in time, based on relevant market information or the value of the underlying financial instrument.

        Cash and cash equivalents include all demand deposits held in banks and certain highly liquid investments with maturities of 90 days or less, other than those held for sale in the ordinary course of business.

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

        Receivables from and payables to customers include amounts due on cash and margin transactions. For receivables, securities owned by customers are held as collateral totaling $32.4 billion. Such collateral is not reflected in the consolidated financial statements.

        Principal securities transactions are recorded on a trade date basis. Financial instruments owned/sold not yet purchased, including securities not readily marketable and all derivative contracts are carried at fair value which is based on quoted market prices or estimated fair value. The determination of fair value is fundamental to our financial condition and results of operations and, in certain circumstances, requires management to make complex judgments. Fair value is based generally on listed market prices or broker or dealer price quotations. If prices are not readily determinable or if liquidating our positions is reasonably expected to affect market prices, fair value is based on either internal valuation models or management's estimate of amounts that could be realized under current market conditions, assuming an orderly liquidation over a reasonable period of time. Certain financial instruments, including OTC derivative instruments, are valued using pricing models that consider, among other factors, contractual and market prices, correlations, time value, credit, yield curve, volatility factors and/or prepayment rates of the underlying positions. The use of different pricing models and assumptions could produce materially different estimates of fair value. Unrealized gains and losses on trading in investment inventories, futures, forwards, interest rate swaps and option contracts are reflected in principal transactions-net, in the consolidated statements of operations. Customer securities and commodities transactions are recorded on a settlement date basis with related commission income and expenses reported on a trade date basis.

        Mortgage whole loans held for sale are carried at the lower of aggregate cost or fair value. The amount by which aggregate cost exceeds fair value is reflected in principal transactions-net in the consolidated statements of operations. Management determines estimated fair value by taking into consideration outstanding commitments from investors, and the use of discounted cash flows, or model pricing. Purchases and sales of mortgage whole loans are recorded on a settlement date basis. Gains and losses on sales of mortgage whole loans held for sale are recognized in principal transactions-net in the consolidated statements of operations.

        All trading derivative instruments including OTC derivative contracts, are carried at market value or estimated fair value with changes in unrealized gains and losses, as well as realized gains and losses included in principal transactions-net, in the consolidated statements of operations. Cash flows from derivative instruments are included as operating activities in the consolidated statements of cash flows.

        In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133 which was amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133 an amendment of FASB Statement No. 133" ("SFAS 137") and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138").

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

        The recognition of the changes in fair value in a derivative instrument depends upon the intended use and designation of the derivative instrument. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, or cash flows. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in current earnings together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially in other comprehensive income (a component of equity) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in current earnings.

        Investment banking underwriting revenues and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent, are recorded in investment banking and advisory in the consolidated statements of operations. Investment banking revenues from fees earned for providing merger and acquisition and other advisory services are recorded in investment banking and advisory in the consolidated statements of operations. Investment banking fees are recorded at the time the transactions are substantially completed. Commissions are recorded in the consolidated statements of operations on a settlement date basis and, if significant, adjustments are made to a trade date basis.

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

        Private equity and other long-term investments represent the Company's involvement in private debt and equity investments. These investments generally have no readily available market or may be otherwise restricted as to resale under the Securities Act of 1933; therefore, these investments are carried at estimated fair value. Fair value for private equity and other long-term investments are based upon a number of factors. Publicly traded investments are valued based upon market quotes with appropriate adjustments for liquidity due to holding large blocks and/or for having trading restrictions. Privately held securities are priced taking into account a number of factors such as the most recent round of financings, an earnings multiple analysis using comparable companies or discounted cash flow analysis. Changes in net unrealized appreciation arising from changes in fair value or upon realization are reflected in principal transactions-net, in the consolidated statements of operations.

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

        Goodwill consists primarily of historical amounts related to CSFB Corp. that arose prior to its transfer to the Company by CSFBI. This goodwill is being amortized over a 20-year life through 2015 at a current annual rate of approximately $26.5 million. Goodwill is reviewed for possible impairment annually. Management does not expect any impairment to goodwill as a result of adopting Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

        The Company accounts for stock-based compensation in accordance with the intrinsic value-based method in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25"), rather than the fair value-based method in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". In accordance with APB No. 25, compensation expense is not recognized for stock options that have no intrinsic value on the date of the grant. There are no charges to earnings upon grant or exercise of fixed stock options. See Note 16.

        The Company is included in the consolidated federal income tax return and combined state and local income tax returns filed by CSFBI. CSFBI allocates federal, state and local income taxes to its subsidiaries on a separate return basis. Prior to the Acquisition, the Company filed its own U.S. consolidated federal income tax return.

        In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a

replacement of FASB Statement No. 125" ("SFAS 140"). While the Company adopted SFAS 140 as of December 31, 2000, certain provisions related to determining whether the transferor has relinquished control of assets and, therefore, determining if the transfer should be accounted for as a sale were adopted for transactions occurring after March 31, 2001. As a result, the Company was required to recognize securities received as collateral in certain securities lending transactions in the consolidated statement of financial condition as of December 31, 2001. See Note 6.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. The pooling of interest method will no longer be permitted.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill be reviewed for impairment instead of being amortized to earnings. The statement is effective for fiscal years beginning after December 15, 2001. Management is evaluating the impact of adopting SFAS 142. For the year ended December 31, 2001, the amount of goodwill amortization charged to earnings was $29.7 million.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. SFAS 143 is not expected to have a significant impact on the Company's consolidated financial statements.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which replaces FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 requires that long-lived assets which are "held for sale" be measured at the lower of carrying amount or fair value less cost to sell and also broadens the reporting requirements for discontinued operations. This statement is effective for fiscal years beginning after December 15, 2001, and is to be applied prospectively. Management is evaluating the impact of adopting SFAS 144.

        Certain reclassifications have been made to prior year consolidated financial statements to conform to the 2001 presentation.

2.    Restructuring Costs, Merger-Related Costs and Other One Time Charges

        As of December 31, 2001, all significant restructuring initiatives contemplated in the Acquisition have been completed. During the year ended December 31, 2001, restructuring costs of approximately $471 million were paid. The remaining balance of $4 million is included in accounts payable and accrued expenses in the consolidated statement of financial condition as of December 31, 2001. All components of restructuring costs were funded from working capital and do not require any incremental funding source.

        The following is an analysis of the change in the restructuring accrual account for the year ended December 31, 2001:

	Balance at December 31, 2000	Amounts Paid in 2001	Balance at December 31, 2001
	(in million)
Compensation and benefits	$325	$325	$—
Occupancy and related costs	76	73	3
Technology costs	74	73	1

	$475	$471	$4

        Merger-related costs represent retention awards related to the Acquisition, which are being expensed over the vesting period. The vesting period is generally three years. Retention awards of $476 million are included in the consolidated statement of operations for the year ended December 31, 2001. The remaining retention awards of $538 million at December 31, 2001 are expected to be charged against earnings in the following periods:

Amounts to be charged
(in millions)
2002	$337
2003	181
2004	20

$538

        In addition, during the fourth quarter of 2001, the Company incurred one-time charges of $492 million due to staff reductions of approximately 1,500 employees, as part of an extensive cost-reduction program initiated by Credit Suisse Group, our ultimate parent. $405 million of this charge relates to severance and is included in employee compensation and benefits, $87 million relates primarily to fixed assets and lease obligation write-offs and is included in other operating expenses in the consolidated statement of operations for the year ended December 31, 2001. As of December 31, 2001, $65 million in severance payments and $87 million in fixed assets and lease obligation write-offs have been made. The remaining balance of $340 million is included in accounts payable and accrued expenses in the consolidated statement of financial condition at December 31, 2001.

        Included in other income for the year ended December 31, 2001 is a gain of approximately $186.1 million on the assignment of the lease and related sale of leasehold improvements on the Company's former headquarters.

3.    CSFBdirect Common Stock

        CSFBdirect common stock was the series of common stock issued by the Company that tracked the performance of the online brokerage unit, CSFBdirect.

        On August 21, 2001, CSFBdirect Acquisition Corp., a wholly owned subsidiary of CSFBI, completed a tender offer to acquire the 18.4 million shares of CSFBdirect common stock owned by the public for $6.00 per share in cash, or a total of approximately $110.4 million. The Company subsequently effected a short-form merger to acquire the shares and has deregistered and delisted the shares of CSFBdirect common stock from the New York Stock Exchange and retired all shares. Subsequent to completing the tender offer, CSFBdirect Acquisition Corp. was merged into the Company with the Company as the surviving entity. No earnings per share is presented for the current or prior periods.

4.    Related Party Transactions

        No dividends were paid to CSFBI in 2001 and 2000. For the years ended December 31, 2000, and 1999, dividends on common stock paid or accrued to AXA Financial, the Company's former parent, were $11.1 million and $22.2 million, respectively.

        CSG, through CSFBI, owns all of our outstanding voting common stock. The Company is involved in significant financing and other transactions, and has significant related party balances, with CSG and certain of its subsidiaries and affiliates. The Company enters into these transactions in the ordinary course of business and believes that the terms of these transactions are on market terms that could be obtained from unrelated third parties. At December 31, 2001, our assets related to these transactions totaled $11.2 billion, including securities purchased under agreements to resell of $2.7 billion, securities borrowed of $1.6 billion and loans receivable of $6.9 billion. Our liabilities related to these transactions totaled $36.6 billion, including securities sold under agreements to repurchase of $14 billion, securities loaned of $12.6 billion, payables to brokers, dealers and others of $1.6 billion, loans payable of $7.1 billion, intercompany taxes payable of $730 million and intercompany payables of $598 million. As a consequence, at December 31, 2001, we had net liability exposure to such related parties of $25.4 billion. Revenues and expenses for the years ended December 31, 2001 and 2000 include $177.3 million and $1.5 billion, and $57.5 million and $369.8 million, respectively, resulting from these transactions. Included in these transactions are revenues and expenses resulting from various securities trading, investment banking and financing activities with certain affiliates, as well as fees for administrative services performed by the Company under the terms of a management fee arrangement. Management fees are treated as a reduction of expenses in the consolidated statement of operations.

        Pursuant to an agreement, CSFB Corp. sold at cost, without recourse, to CSFBI the right, title and interest in certain assets aggregating $216.2 million and $411.6 million for the years ended December 31, 2001 and 2000, respectively.

        The CSG Share Plan (the "Plan") provides for equity-based awards to the Company's employees based on CSG registered shares. Pursuant to the Plan, employees of the Company may be granted, as compensation, stock or other equity based awards. The provisions of the Plan include a provision to deliver CSG registered shares to the employees as consideration for services performed. To the extent that the parent does not require reimbursement from the Company for these awards, amounts are considered a capital contribution to the Company and credited to paid-in capital. Amounts contributed by the parent relating to compensation expense for the years ended December 31, 2001 and 2000, were $919 million and $299 million, respectively.

        Certain employees of the Company are awarded CSG stock and or granted options on CSG stock as part of overall compensation. CSG stock awards for year 2001 amounted to $62 million. Approximately 17.5 million options were granted for 2001. Options vest 25% upon issuance, 25% upon the first anniversary of the grant, and the remaining 50% the second year. The options are outstanding for 10 years. The strike price for the 2001 options equals the price of CSG stock at grant date. Total estimated fair value of options granted for 2001 was $223 million. No compensation expense was recognized by the Company for these options.

        As part of our securitization activities, the Company sells mortgage whole loans to affiliates at market value. The affiliates then securitize these assets. For the year ended December 31, 2001, the Company sold approximately $22 billion of mortgage whole loans and $8.8 billion of other financial instruments to affiliates.

5.    Income Taxes

        As a result of the Acquisition, the Company is included in a consolidated federal income tax return and combined New York State and New York City income tax returns filed by CSFBI. CSFBI allocates federal, state and city income taxes to its subsidiaries on a separate return basis. Any resulting liability will be paid currently to CSFBI. Any credits for losses will be paid by the CSFBI to the Company to the extent that such credits are for tax benefits that have been utilized in the consolidated federal or combined state and city income tax return. The amount due to CSFBI based on the allocation of tax expense amounted to $275 million and $0.5 million for the years ended December 31, 2001 and 2000 respectively.

        In 2000 and 1999, respectively, the Company paid $100.0 million and $273.8 million in Federal income taxes, including $5.1 million in 2000, of Federal income tax equivalents, to AXA Financial, the Company's former parent.

        The Company has federal net operating loss carryforwards, which, if not utilized, will expire in 2019 and 2020.

        Income taxes (benefits) included in the consolidated statements of operations include the following:

	December 31, 2001	December 31, 2000	December 31, 1999
	(In millions)
Current:
U.S. Federal	$290	$18	$399
Foreign	1	5	5
State and local	(16)	10	81

Total current	275	33	485

Deferred:
U.S. Federal	(345)	(589)	(110)
State and local	—	93	(22)

Total deferred	(345)	(496)	(132)

Total provision (benefit) for income taxes	$(70)	$(463)	$353

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

        The following summarizes the difference between the "expected" tax provision (benefit), which is computed by applying the statutory tax rate to income before provision (benefit), for income taxes and the effective provision (benefit), for income taxes which is computed by using the effective tax rate:

	2001		2000		1999
	Amount	Percent of Pre-tax Loss	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income
	(In millions)		(In millions)		(In millions)
Computed "expected" tax provision (benefit)	$(75)	(35.0)%	$(538)	(35.0)%	$334	35.0%
Increase (decrease) due to:
Dividend exclusion	(35)	(16.0)	(17)	(1.1)	(8)	(0.8)
Goodwill and Intangibles	9	4.3	5	0.3	—	—
Entertainment expense	10	4.7	4	0.3	4	0.4
Other	31	14.2	16	1.0	(16)	(1.7)
State and local taxes, net of Federal Income tax effects.	(10)	(4.8)	67	4.4	39	4.1

Provision (benefit) for income taxes	$(70)	(32.6)%	$(463)	(30.1)%	$353	37.0%

        Deferred tax assets and deferred tax liabilities are generated by the following temporary differences:

	2001	2000
	(In millions)
Deferred tax assets:
Inventory	$8	$56
Investments	319	237
Other liabilities and accrued expenses, primarily compensation benefits	1,630	1,296
Office facilities	21	11
Net operating loss carryforward	373	373
State and local taxes	62	82

Total deferred tax assets	2,413	2,055

Deferred tax liabilities:
Inventory	(58)	(40)
Investments	(63)	(74)
Office facilities	(24)	(34)
Other	(6)	(4)

Total deferred tax liabilities	(151)	(152)

Deferred tax assets net of deferred tax liabilities	2,262	1,903

Valuation allowance for state and local taxes	(62)	(82)
Net deferred tax asset	$2,200	$1,821

        Management has determined that the realization of the recognized deferred tax asset of $2.4 billion at December 31, 2001 is more likely than not, based on anticipated future taxable income. In addition, for federal income tax purposes, the Company has planning strategies available, which may enhance its ability to utilize these tax benefits. However, if estimates of future taxable income are reduced, the amount of the deferred tax assets considered realizable could also be reduced. In addition, due to uncertainty concerning the Company's ability to generate the necessary amount and mix of state and local taxable income in future periods, the Company continues to maintain a valuation allowance against its deferred state and local tax asset in the amount of $62 million, and $82 million at December 31, 2001 and 2000 respectively.

6.    Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

        Effective December 31, 2000, the Company adopted SFAS 140. As of December 31, 2001 and 2000, the fair market value of assets that the Company has pledged to counterparties were $143.5 billion and $165.6 billion respectively, of which $42.3 billion and $33.8 billion respectively, are included in financial instruments owned. The Company has also received similar assets as collateral where it has the right to re-pledge or sell the assets. As of December 31, 2001 and 2000, the fair market value of the assets pledged to the Company were $135.2 billion and $155.5 billion respectively. The Company routinely re-pledges or lends these assets to third parties.

        Certain provisions of SFAS 140 were required to be adopted for transactions occurring after March 31, 2001. Effective April 1, 2001, as a result of the Company's adoption of these provisions of SFAS 140, the Company recognized in the consolidated statement of financial condition securities received as collateral (as opposed to cash) in certain securities lending transactions. At December 31, 2001, as a result of these transactions, the Company recorded obligations to return securities received as collateral of approximately $1.0 billion in the consolidated statement of financial condition.

        The Company enters into various transactions whereby commercial and residential mortgages are sold to qualifying entities or special purpose entities and securitized. Beneficial interests in those trusts are sold to investors. The investors and the securitization trusts have no recourse to the Company's assets. At December 31, 2001 the Company did not retain any interest in the securitized assets. During 2001, the Company sold $202.3 million in residential mortgages receivable in securitization transactions. Net revenues recognized on these transactions were $5.7 million for the year ended December 31, 2001.

7.    Borrowings

        Short-term borrowings are generally demand obligations with interest approximating Federal funds rates. Such borrowings are generally used to facilitate the securities settlement process, to finance securities inventories, and to finance securities purchased by customers on margin. At December 31, 2001 and 2000, there were no borrowings secured by Company-owned securities.

Short-term borrowings and repurchase agreements:

	December 31,		Weighted Average Interest Rates December 31,
	2001	2000	2001	2000
	(In millions)
Securities sold under repurchase agreements	$96,101	$71,064	1.96%	6.28%
Bank loans	$7,970	$19,621	3.19%	7.51%
Borrowings from other financial institutions	$1,200	$1,197	3.99%	6.50%

        The Company has two commercial paper programs totaling $7.0 billion, which are exempt from registration under the Securities Act of 1933. At December 31, 2001, and 2000, $1.2 billion of commercial paper was outstanding under these programs.

Long-term borrowings:

	December 31,
	2001	2000
	(In millions)
Senior notes 5.875%—8.00%, due various dates through 2011	$7,548	$2,894
Medium-term notes 0.625%—7.49%, due various dates through 2021	7,813	3,874
Structured borrowings, 6.909%—7.41% due various dates through 2007	297	318
Other	5	22

Subtotal long-term borrowings	$15,663	$7,108
Subordinated Loan Agreements with CSFBI:
Revolving Subordinated Loan Agreements due 2003-2008	—	2,650
Equity Subordination Agreements due 2005-2008	—	1,500

Subtotal subordinated loan agreements with CSFBI	—	4,150
Total long-term borrowings	$15,663	$11,258

Current maturities of long-term borrowings	$4,028	$1,485

        The subordinated loan agreements at December 31, 2000 were with CSFBI and were at floating interest rates equivalent to those obtained by CSFBI for its subordinated borrowings. The weighted average effective interest rate at December 31, 2000 for these borrowings was 7.13%. The fair value of these borrowings approximates the amounts reflected in the consolidated statements of financial condition.

        For the years ended December 31, 2001, 2000, and 1999, interest paid on all borrowings and financing arrangements was $9.8 billion, $8.4 billion, and $4.6 billion, respectively. Interest paid on repurchase agreements was $6.9 billion, $6.2 billion and $3.1 billion, for the years ended December 31,

2001, 2000, and 1999, respectively. At December 31, 2001, the Company had entered into interest rate and currency swaps on $3.3 billion of its senior and medium-term notes (see Note 11). Scheduled maturities of all long-term borrowings are as follows:

	December 31,
	2001	2000
	(In millions)
2001	$—	$1,485
2002	4,028	1,464
2003	2,389	1,523
2004	1,286	256
2005	1,627	3,124
2006	2,285	39
2007—2021	4,048	3,367

Total	$15,663	$11,258

2001 Financings:

        In November 2000, CSFBI obtained a $3.1 billion loan from the Company that had an original maturity date of November 1, 2001 and bore interest at a market rate based on LIBOR. On April 25, 2001, CSFBI, in a series of transactions, repaid the $3.1 billion loan from the Company with no gain or loss, including accrued interest, and the Company's $4.2 billion subordinated loan agreements with CSFBI referred to above were repaid by the Company in full with no gain or loss, including accrued interest.

        In May 2001, the Company replaced its $2.8 billion credit facility with a 364 day $3.5 billion revolving credit facility available to the Company and CSFBI as borrowers. At December 31, 2001, no borrowings were outstanding under this facility.

        During the first half of 2001, the Company issued $2.3 billion of medium-term notes off its then existing $3.1 billion shelf.

        On June 29, 2001, the Company filed a new shelf registration statement with the Securities and Exchange Commission, which enables the Company to issue up to $5.0 billion of senior and subordinated debt securities, preferred stock and warrants. In the third and early part of the fourth quarter of 2001, the Company issued $2.25 billion of 5 7/8% senior notes due 2006 and $2.06 billion of medium-term notes off this shelf registration statement.

        In July 2001, the Company established a Euro Medium-Term Note program, which enables it to issue up to $5 billion of notes. This program replaces the $1.0 billion Euro Medium-Term Note program established in April 2000. During 2001, the Company has issued $612.8 million of medium-term notes off this program.

        On October 19, 2001, the Company filed a new $10.5 billion shelf registration statement with the Securities and Exchange Commission, which enables the Company to issue up to an additional $10.0 billion of senior and subordinated debt securities and warrants. In the fourth quarter 2001, the

Company issued $3.0 billion of 6 1/8% Senior Notes due 2011 and $465.0 million of medium term notes with various maturities dates through 2004 off this effective shelf registration statement.

        During 2001, approximately $1.5 billion of medium term notes, $600 million of senior notes, $21 million of structured notes and $4.2 billion of subordinated loan agreements with CSFBI matured or were repaid.

2000 Financings:

        In anticipation of the transfer of CSFB Corp., the Company retired $225.0 million of 9.58% Subordinated Exchange Notes for a total consideration of $245.4 million, which includes accrued interest and a premium. As a result of the early redemption of this debt, the Company recorded an after tax loss of $11.7 million as an extraordinary item.

        In April, the Company established a Euro Medium-Term Note program which enables it to issue up to $1.0 billion of notes. During 2000, the Company issued $890.5 million medium-term notes with various maturity dates through 2005 of this program.

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

8.    Private equity and other long-term investments

        Private equity and other long-term investment activities include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. The Company's subsidiaries act as general partner of many of these private equity partnerships. These investments are carried at estimated fair value in the consolidated financial statements. These instruments are primarily in unlisted or illiquid equity or equity-related securities. At December 31, 2001, the Company had investments of $963 million and had commitments to invest up to an additional $1.7 billion. The cost of these investments was $1.2 billion and $1.0 billion at December 31, 2001, and 2000, respectively. In the years ended December 31, 2001 and 2000, net unrealized appreciation of private equity and other long-term investments decreased by $254 million and $18 million, respectively. Changes in net unrealized (depreciation) appreciation arising from changes in fair value or upon realization are reflected in principal transactions-net in the consolidated statements of operations.

9.    Net Capital

        The Company's principal wholly owned subsidiaries, Donaldson, Lufkin & Jenrette Securities Corp. ("DLJSC") and CSFB Corp., are registered broker-dealers, registered futures commission merchants and member firms of The New York Stock Exchange, Inc. (the "NYSE"). As such, they are subject to the NYSE's net capital rule, which conforms to the Uniform Net Capital Rule pursuant to Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the alternative method permitted by this rule, the required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds, whichever is greater. If a member firm's capital is less than four percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm's net capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. At December 31, 2001, DLJSC's and CSFB Corp.'s net capital of approximately $1.2 billion and $2.4 billion, respectively, was 19.67 percent and 43.93 percent, respectively, of aggregate debit balances and in excess of the minimum requirement by approximately $1.1 billion and $2.3 billion, respectively. The Company's broker-dealer lite entity is also subject to the uniform net capital rule, but calculates it net capital requirements under Appendix F of SEC Rule ISC3-1.

        The Company's London-based broker-dealer subsidiaries are subject to the requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the U.K. Financial Services Act of 1986. Other U.S. and foreign broker-dealer subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At December 31, 2001, the Company and its broker-dealer subsidiaries complied with all applicable regulatory capital adequacy requirements.

10.    Cash and Securities Segregated Under Federal and Other Regulations

        In compliance with the Commodities Exchange Act, the Company segregates funds deposited by customers and funds accruing to customers as a result of trades or contracts. As of December 31, 2001 and 2000, cash and securities aggregating $1.03 billion and $985.1 million, respectively, were segregated or secured in separate accounts on behalf of customers.

        In accordance with the Securities and Exchange Commission's no action letter dated November 3, 1998, the Company computed a reserve requirement for the proprietary accounts of introducing broker-dealers ("PAIB"). As of December 31, 2001, securities aggregating $40.4 million were segregated on behalf of introducing broker-dealers.

        In addition, U.S. Treasury securities with a market value of $5.34 billion as of December 31, 2001 were segregated in a special reserve bank account to benefit customers as required by Rule 15c3-3 of the Securities and Exchange Commission.

11.    Derivative Instruments and Hedging Activities

        As of December 31, 2001, the Company only has fair value hedges of fixed rate debt for which derivatives hedge the fair value of the debt. These derivatives and other derivatives that do not qualify as hedges under SFAS 133 are carried at fair value with changes in value included in other revenues in the consolidated statements of operations. For the year ended December 31, 2001, the Company recognized an after-tax gain of $5.3 million for such non-trading derivatives.

        The effectiveness of hedging relationships is evaluated using quantitative measures of correlation. If a hedge relationship is not found to be highly effective, it no longer qualifies as a hedge and any subsequent gains or losses attributable to the hedged item cease to be recognized, while the subsequent changes in the derivative instrument's fair value are recognized in earnings, in each reporting period. For the year ended December 31, 2001, the amount of hedge ineffectiveness that reduced other revenues was $1.0 million, net of tax. There were no gains or losses on derivatives that were excluded from the assessment of effectiveness during the year ended December 31, 2001.

        The cumulative effect of adopting SFAS 133 at January 1, 2001, representing the initial revaluation of derivatives and other items as described above, was an after-tax gain of $1.0 million reported in the consolidated statement of operations separately as "cumulative effect of a change in accounting principle" and an after-tax loss of $1.0 million included in other comprehensive income. The Company estimates that $0.4 million of net derivative losses included in other comprehensive income will be reclassified into other revenues within the next twelve months.

        The Company also enters into various transactions involving derivatives for trading purposes, hedging or to provide products for its clients. These derivatives include options, forwards, futures and swaps.

Options

        The Company writes option contracts specifically designed to meet customers' needs or for hedging purposes. These options do not expose the Company to credit risk since the Company, not its counterparty, is obligated to perform. At the beginning of the contract period, the Company receives a cash premium. During the contract period, the Company bears the risk of unfavorable changes in the value of the financial instruments underlying the options ("market risk"). To manage this market risk, the Company purchases or sells cash or derivative financial instruments on a proprietary basis. Such purchases and sales may include debt and equity securities, forward and futures contracts and options. The counterparties to these purchases and sales are reviewed to determine whether they are creditworthy.

        The Company also purchases options for trading purposes. With purchased options, the Company gets the right, for a fee, to buy or sell the underlying instrument at a fixed price on or before a specified date. The underlying instruments for these options include mortgage-backed securities, equities, interest rates and foreign currencies. All options are reported at fair value, with changes in unrealized gains and losses included in principal transactions-net, in the consolidated statements of operations.

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

Quantitative Disclosures for All Trading Derivatives

        The fair values of trading derivatives, the majority of which are short-term in duration, outstanding at December 31, 2001 and December 31, 2000 are as follows:

	December 31, 2001		December 31, 2000
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Options	$968	$1,010	$1,190	$1,065
Forward contracts	1,652	1,647	727	719
Futures contracts	103	20	180	16
Swaps	354	280	944	868

Total	$3,077	$2,957	$3,041	$2,668

        These assets and liabilities are included as derivative contracts in financial instruments owned/sold not yet purchased in the consolidated statements of financial condition, respectively. All derivative contracts are carried at fair value with changes in unrealized gains and losses included in principal transactions-net in the consolidated statements of operations.

        Prior to the Company's adoption of SFAS 133, swap transactions entered into for non-trading purposes to modify the interest rate and currency exposure associated with certain long-term debt issued by the Company were accounted for on an accrual basis.

12.    Financial Instruments With Off-Balance Sheet Risk

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

        The settlement of the above transactions is not expected to have a material adverse effect on the Company's consolidated financial statements.

13.    Concentrations of Credit Risk

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

14.    Trust Securities

        On August 31, 2001, the Company redeemed at par value ($25 per security) its $200 million 8.42% redeemable preferred trust securities plus accrued and unpaid distributions to the redemption date.

15.    Stockholders' Equity

        In February 2001, CSFBI transferred CSFB Capital Holdings, Inc. to the Company as a capital contribution of $34 million. CSFB Capital Holdings, Inc. is the parent of Credit Suisse First Boston Capital LLC ("CSFB Capital"), which is a broker-dealer registered with the Securities and Exchange Commission. On May 1, 2001, CSFB Capital received regulatory approval to commence operating as an OTC derivatives dealer pursuant to Appendix F of Rule 15c3-1.

        On August 21, 2001, a tender offer was completed for the outstanding shares of CSFBdirect common stock. See Note 3 for discussion of the tender offer and retirement of CSFBdirect common stock, and the sale of certain CSFBdirect entities. As a result of the change in capital structure brought about by the Acquisition by CSFBI of all of the outstanding shares of the Company's voting common stock and acquisition of CSFBdirect non-voting stock, 1,100 shares of the Company common stock were issued to CSFBI.

        On November 29, 2001, pursuant to a tender offer, the Company purchased 3.41 million of its 3.5 million shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series B, (liquidation preference of $50.00 per share) for $52.20 per share plus accrued and unpaid dividends to the purchase date. The remaining 90,000 shares have an aggregate liquidation preference of $4.5 million. The Company recorded the excess of the purchase price over the carrying value of $8 million in retained earnings.

        On December 31, 2001, the Company redeemed at par ($50 per security) its 4.0 million shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series A, plus accrued and unpaid dividends to the redemption date.

        In connection with the transfer of CSFB Corp, the Company issued shares of its common stock to CSFBI in exchange for all of the outstanding shares of capital stock of CSFB Corp. The newly issued shares were contributed to Diamond Restructuring Corp. ("DRC"), an indirect subsidiary of CSG. On November 3, 2000, DRC was merged into the Company with the Company continuing as the surviving corporation. In connection with the above, each share of the Company's common stock owned by DRC was canceled, and each share of DRC Common Stock was converted and exchanged for one share of the Company's common stock, par value $0.10 per share. The capital stock of DRC prior to the merger consisted of 1,000 shares held by a subsidiary of CSFBI. This subsidiary was merged with CSFBI, with CSFBI continuing as the surviving corporation. As a result, CSFBI holds all of the shares of the Company's common stock.

        In November 2000 the Company transferred DLJ Asset Management Group ("DLJAMG") to CSFBI in the form of a dividend. The dividend was based on the net equity of the transferred business on the closing date. The gross assets and liabilities of DLJAMG were not significant.

        The CSG Share Plan Activity includes amounts contributed by CSFBI related to retention awards and other stock awards to be settled in CSG shares.

16.    Employee Benefit Plans

        The Company merged its defined contribution employee benefit plan into CSFBI's plan ("401K Plan") in December 2000, which covers the Company's domestic full-time and part-time employees. Company contributions to this plan are made in accordance with the underlying 401K Plan documents and were $59.4 million, $8.7 million and $10.4 million for 2001, 2000 and 1999, respectively.

        Key employees participate in the CSG Share Plan, which primarily provides for the grant or sale of equity based awards based on, and ultimately settled with, shares of CSG. Such awards consist of incentive awards granted as part of annual compensation or retention awards that are considered compensation in future periods. The plan also includes options as well as other equity based awards.

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

        In addition, CSFB Corp., with certain of its affiliates, provides certain unfunded health care benefits for retired employees, (the "Other Plans"). Employees hired by CSFB Corp. prior to July 1, 1998 become eligible for these benefits if they meet minimum age and service requirements and are eligible for retirement benefits. CSFB Corp. has the right to modify or terminate these benefits. At December 31, 2001, the aggregate accumulated postretirement benefit obligation was $35.5 million.

        The following table sets forth the funded status related to CSFB Corp., for the Qualified Plan, the Supplemental Plan and the Other Plans. Amounts shown are as of the valuation date, September 30, 2001.

	Qualified	Supplemental and Other
	(in millions)
Change in Benefit Obligation
Benefit obligation acquired at beginning of period	$338	$52
Service cost	21	1
Interest cost	25	4
Amendments	3	(2)
Actuarial loss	25	3
Benefits paid	(14)	(3)

Benefit obligation at end of period	$398	$55

Change in Plan Assets
Fair value of assets at beginning of period	$404	$—
Actual return on plan assets	(97)	—
Employer contributions	27	1
Benefits paid	(14)	(1)

Fair value of assets at end of period	$320	$—

Funded Status
Funded status	$(78)	$(55)
Benefits paid	—	1
Unrecognized transition (asset)/obligation	(6)	2
Unrecognized prior service cost	4	(3)
Unrecognized net actuarial (gain)/loss	132	(2)

Prepaid/(accrued) benefit cost	$52	$(57)

Weighted Average Assumptions
Discount rate	7.00%	7.00%
Expected rate of return on plan assets	9.00%	N/A
Rate of compensation increase	5.50%	5.50%
Components of Net Periodic Benefit Cost
Service cost	$21	$1
Interest cost	25	4
Expected return on plan assets	(33)	—
Amortization of unrecognized transition (asset)/obligation	(2)	1
Recognized net actuarial loss	—	(1)

Net periodic benefit cost	$11	$5

        The assumptions used in determining the accumulated postretirement benefit obligation and net periodic postretirement cost for 2001 were a discount rate of 7.50%, and health care trend rates ranging from 6.50% in 2002 for employees under age 65 and 6.10% in 2002 for employees who are age 65 and above to 5.25% in 2003 for both groups. The weighted average compensation increase was 5.50% for the year ended December 31, 2001. CSFB Corp. amortizes the transition obligation (the cumulative actuarial present value of postretirement benefits at the point of adoption) over a 20-year period.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care benefits. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(in millions)
Effect on benefit obligation	$4	$(3)
Effect on total of service and interest costs	0.4	(0.3)

The decline in market conditions and falling interest rates combined to produce a shortfall in the value of the Qualified Plan's assets as of September 30, 2001, the "Valuation Date" of the Plan. This decline in Qualified Plan assets along with a decrease in the discount rate used in the calculation of the pension liability resulted in an unfunded accumulated benefit obligation as of the valuation date. In accordance with SFAS No. 87, "Employers' Accounting for Pensions", the Company recorded an after tax charge of $63 million, in Accumulated Other Comprehensive Loss in the consolidated statement of financial condition.

        Certain key employees of the Company also participate in the following compensation and other arrangements: equity investments in selected private equity activities of the Company funded by deferred compensation and recourse and non-recourse leveraged loans provided by the Company; non-qualified deferred compensation plans that include managed investments; and other non-qualified plans that are funded by the Company with insurance contracts. The plans' investments, including the leverage factor, and the amounts accrued by the Company under the plans are both included in the consolidated statements of financial condition. These employee-related assets amounted to $1.3 billion and $952.2 million, respectively, at December 31, 2001 and 2000 and are included in other assets and deferred amounts in the consolidated statement of financial condition. Related liabilities for deferred compensation plans amounted to $1.5 billion and $585.9 million, respectively, at December 31, 2001 and 2000 and are included in other liabilities in the consolidated statements of financial condition. Gains and losses on these assets and liabilities are recorded in compensation expense and other income.

Stock Option Plans

        In May 1999, with the issuance of the Tracking Stock, the Company adopted the 1999 CSFBdirect Incentive Compensation Plan (the "CSFBdirect Incentive Plan"). Under this plan, stock options on CSFBdirect stock were granted at a price equal to the fair value of the stock at the date of grant. The options were exercisable for up to ten years from the date of grant and vested in four equal annual installments starting one year from the date of grant. Under the CSFBdirect Incentive Plan, 10,000,000 shares were issuable. See Note 3 for discussion of the tender offer and deregistration of CSFBdirect common stock.

16.    Employee Benefit Plans (Continued)

        The following summarizes the stock option activity:

CSFBdirect Common Stock:
Outstanding at December 31, 1999	6,197,050	$19.76
Granted	3,975,850	$8.59
Forfeited	(425,329)	$16.20
Exercised	—	—

Outstanding at December 31, 2000	9,747,571	$15.37

CSFBdirect Common Stock:
Forfeited and Cancelled	(9,747,571)	—

Outstanding at December 31, 2001	—	—

        At December 31, 1999, no options on CSFBdirect common stock were excercisable. At December 31, 2000, 2,061,049 options on CSFBdirect Common Stock were exercisable at prices ranging from $9.56-$20.00. The weighted average exercise price of such options was $16.89. In connection with the retirement of CSFBdirect Common Stock as described in Note 3, all options were cancelled or settled in cash.

17.    Leases, Commitments and Contingent Liabilities

        The Company leases office space and equipment under cancelable and non-cancelable lease agreements that expire on various dates through 2021. Rent expense for office space and equipment with lease terms in excess of one year was $327.2 million, $228.6 million and $157.7 million for the years ended December 31, 2001, 2000, and 1999, respectively. Sublease revenue was $10.4 million for the year ended December 31, 2001 and $0.1 million for each of the years ended December 31, 2000 and 1999, respectively.

        At December 31, 2001, non-cancelable leases in excess of one year, excluding sublease revenue, escalation and renewal options had the following minimum lease commitments:

Period	(In millions)
2002	$179
2003	180
2004	178
2005	172
2006	172
2007—2021	1,776

Total	$2,657

        The Company had commitments to invest on a side-by-side basis with private equity partnerships of approximately $1.7 billion and $1.6 billion at December 31, 2001 and 2000, respectively.

        The Company was contingently liable for letters of credit aggregating approximately $0.6 billion and $1.0 billion at December 31, 2001 and 2000, respectively, which satisfy various collateral requirements.

        As of December 31, 2001, the Company had commitments to enter into resale agreements of approximately $3.0 billion.

18.    Industry Segment and Geographic Data

        The Company operates and manages its businesses through four operating segments: Investment Banking ("IBD"), Equity, Fixed Income ("FID") and Financial Services. In September 2001, we combined the operation and management of our Equity and Fixed Income divisions into the Securities Division.

        Such segments are managed based on types of products and services offered and their related client bases. The Company evaluates the performance of its segments based primarily on income (loss) before income taxes and cumulative effect of a change in accounting principle.

  •
  The Investment Banking division (IBD) raises and invests capital and provides financial advice to companies throughout the U.S. and abroad. Through IBD, the Company manages and underwrites offerings of securities, arranges private placements, provides client advisory and other services, pursues private equity and private equity investments in a variety of areas, and provides venture capital to institutional investors.

  •
  The Equity division trades, conducts research on, originates and distributes equity and equity related derivative securities.

  •
  The Fixed Income division (FID) trades, conducts research on, originates and distributes fixed income securities and fixed income related derivatives, and places private debt instruments.

  •
  The Financial Services division provides a broad array of services to individual and high-net-worth investors and the financial intermediaries that represent them. Such services include correspondent brokerage services, and research and trading services.

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

	Securities Division
				Financial Services	Elimination & Other
	IBD	Equity	FID			Total
	(In millions)
December 31, 2001:
Net revenues from external sources	$1,853	$2,130	$865	$1,267	$209	$6,324

Net intersegment revenues	—	—	—	97	(97)	—

Net interest revenue	(38)	(157)	1,163	288	(32)	1,224

Total expenses	1,944	1,513	1,809	1,605	892	7,763

Income (loss) before provision (benefit) for income taxes*	$(129)	$460	$219	$47	$(812)	$(215)

Segment assets	$2,372	$40,552	$168,412	$15,047	$(8,063)	$218,320

December 31, 2000:
Net revenues from external sources	$1,960	$1,388	$223	$1,769	$(36)	$5,304

Net intersegment revenues	—	—	—	40	(40)	—

Net interest revenue	(42)	(6)	192	405	185	734

Total expenses	1,902	1,398	741	1,824	1,695	7,560

Income (loss) before provision (benefit) for income taxes*	$16	$(16)	$(326)	$390	$(1,586)	$(1,522)

Segment assets	$1,832	$51,490	$130,723	$22,347	$5,827	$212,219

December 31, 1999:
Net revenues from external sources	$1,902	$991	$725	$1,377	$(13)	$4,982

Net intersegment revenues	—	(9)	—	122	(113)	—

Net interest revenue	(1)	13	162	284	91	549

Total expenses	1,433	914	612	1,481	137	4,577

Income (loss) before provision (benefit) for income taxes*	$468	$81	$275	$302	$(172)	$954

Segment assets	$2,273	$5,326	$74,885	$30,586	$(4,058)	$109,012

*
Before cumulative effect of a change in accounting principle and extraordinary items.

        The following is a reconciliation of the Company's reported revenues and income before provision for income taxes and cumulative effect of a change in accounting principle to the Company's consolidated totals:

	December 31,
	2001	2000	1999
	(In millions)
Revenues:
Total net revenues for reported segments	$7,468	$5,929	$5,566
All other revenues	177	249	(5)
Consolidation/elimination (1)	(97)	(140)	(30)

Total consolidated net revenues	$7,548	$6,038	$5,531

Income (loss) before provision (benefit) for income taxes, cumulative effect of a change in accounting principle and extraordinary items:
Total income (loss) for reported segments	$597	$64	$1,126
All other loss (2)	(715)	(1,383)	(25)
Consolidation/elimination (1)	(97)	(203)	(147)

Total income (loss) before provision (benefit) for income taxes and cumulative effect of a change in accounting principle	$(215)	$(1,522)	$954

	December 31,
	2001	2000	1999
	(In millions)
Segment assets:
Total assets for reported segments	$226,383	$206,392	$113,070
All other assets	5,680	7,469	2,616
Consolidation/elimination (1)	(13,743)	(1,642)	(6,674)

Total segment assets	$218,320	$212,219	$109,012

(1)
Consolidation/elimination represents intercompany accounts/intersegment revenue charges that are eliminated in consolidation.

(2)
Represents certain one time charges, restructuring and merger related charges not allocated to segments.

        The Company's principal operations are located in the United States. The Company maintains offices in Europe, Latin America and Asia. Historically, the majority of foreign business was done through the London offices. The Company's foreign revenues are not significant.

        The following are net revenues by geographic region:

	December 31,
	2001	2000	1999
	(In millions)
United States	$7,472	$5,126	$4,749
Foreign	76	912	782

Total	$7,548	$6,038	$5,531

19.    Legal Proceedings

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

National Gypsum Company Litigation

        In October 1995, DLJSC was named as a defendant in a purported class action filed in Texas state court on behalf of the holders of $550 million principal amount of subordinated redeemable discount debentures of National Gypsum Corporation ("NGC") that were cancelled in connection with a Chapter 11 plan of reorganization for NGC consummated in July 1993. The complaint alleges that the debentures were undervalued in the NGC plan of reorganization because after the plan was consummated, NGC's shares traded for values substantially in excess of, and in 1995 NGC was acquired for a value substantially in excess of, the values upon which NGC's plan of reorganization was based. The claims against DLJSC arise out of its activities as financial advisor to NGC in the course of NGC's Chapter 11 reorganization proceedings. The complaint seeks compensatory and punitive damages purportedly sustained by the class.

        On October 10, 1997, DLJSC and others were named as defendants in an adversary proceeding in the Bankruptcy Court brought by the NGC Settlement Trust, an entity created by the NGC plan of reorganization to deal with asbestos-related claims. On May 7, 1998, DLJSC and others were named as defendants in a second action in a Texas state court brought by the NGC Settlement Trust. The allegations of these complaints are substantially similar to those of the earlier class action pending in Texas state court.

        In an Order, dated March 1, 1999, the Texas state court granted motions for summary judgment filed by DLJSC and the other defendants in these state court actions, and the plaintiffs subsequently appealed. The plaintiffs and DLJSC have now entered into an agreement, dated September 28, 2001, to settle all of the claims against DLJSC in these actions. See Note 21 for updates on legal proceedings.

In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation

        Since November 1998, several lawsuits have been filed in the U.S. District Court for the Southern District of New York against CSFB Corp., DLJSC and numerous other brokerage firms, alleging that the defendant broker/dealers conspired to fix the "fee" paid for underwriting initial public offering securities by setting the underwriters' discount or "spread" at 7%, in violation of the federal antitrust laws. The lawsuits purport to be class actions brought on behalf of classes of persons and entities that purchased and issued securities in IPOs, and seek treble damages in an unspecified amount and injunctive relief as well as attorney's fees and costs.

        In February 1999, the Court consolidated the various cases in a single litigation, captioned In re Public Offering Fee Antitrust Litigation and, on April 29, 1999, CSFBC and other defendants filed a motion to dismiss the complaint as a matter of law. Meanwhile, beginning in August 2000, several other complaints were filed on behalf of issuers of stock in IPOs containing the same allegations of an industry-wide conspiracy to fix IPO underwriting fees and by order, dated April 10, 2001, the Court consolidated the issuer complaints.

        On February 14, 2001, the Court dismissed the purchaser plaintiffs' claims on the ground that those plaintiffs lacked legal standing to assert antitrust claims. The Court did not grant them leave to replead, and subsequently denied the purchaser plaintiffs' motion to vacate or reconsider the ruling. The purchaser plaintiffs now are appealing the Court's dismissal to the United States Court of Appeals for the Second Circuit.

        On July 6, 2001, the IPO issuer plaintiffs filed a consolidated issuer complaint in the U.S. District Court for the Southern District of New York, which names numerous defendants including CSFB Corp. and DLJ Inc., under the caption In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation. The defendants have moved to dismiss the consolidated issuer complaint. This motion remains pending before the Court. Our entities intend to defend themselves vigorously against all of the allegations in this matter.

  AmeriServe Food Distribution Inc. Litigation

        On or about January 31, 2000, AmeriServe Food Distribution, Inc. ("AmeriServe"), its parent company, Nebco Evans Holding Company, and related corporations filed Chapter 11 petitions in the U.S. Bankruptcy Court for the District of Delaware. Since then, the Bankruptcy Court has confirmed a liquidation plan, and the plan has been consummated. Pursuant to the plan, substantially all the assets of AmeriServe were sold and a "Post-Confirmation Estate" has been created. The Post-Confirmation Estate is authorized to assert a wide assortment of claims against various parties for the benefit of various creditors. On or about December 8, 1999, DLJ Bridge Finance, Inc., wholly-owned by a CSFB, Inc. subsidiary, through a subsidiary, made a $100 million secured loan to AmeriServe. The loan subsequently was transferred to DLJ Capital Funding, also wholly-owned by a CSFB, Inc. subsidiary, which has filed a claim with respect to the loan in the Bankruptcy Court proceeding. Pursuant to the plan, funds for payment of this claim have been escrowed pending allowance of the claim by the Bankruptcy Court.

        On or about November 28, 2000, following discovery from DLJ and certain affiliates concerning their relationships with AmeriServe and related companies, holders of certain AmeriServe secured notes issued on or about October 1, 1999, commenced an adversary proceeding in the Bankruptcy Court, seeking under the Bankruptcy Code to subordinate DLJ Capital Funding's claim to the secured noteholders' claims. On April 4, 2001, the Court denied a motion to dismiss filed by DLJ Capital Funding and ordered plaintiffs to file an amended complaint setting forth with specificity their claims against DLJ Capital Funding. An amended complaint was filed and, on May 30, 2001, DLJ Capital Funding moved to dismiss the amended complaint. Resolution of that motion is pending. DLJ Capital Funding intends to defend itself vigorously against all of the allegations contained in the complaint.

        On December 14, 2000, Morgens Waterfall Holdings, LLC ("Morgens") filed a complaint in the U.S. District Court for the Southern District of New York against DLJSC, DLJ Merchant Banking, Inc., DLJ Merchant Banking Partners, L.P., DLJ Merchant Banking Partners II, L.P., and certain officers, directors and other individuals and entities. The complaint asserted common law and federal securities law claims arising out of alleged misrepresentations and omissions relating to Morgens' purchases of secured AmeriServe notes issued on or about October 1, 1999. The complaint sought, among other things, compensatory and punitive damages, as well as rescission and declaratory relief. On January 24, 2001, Morgens and certain affiliated entities filed an amended complaint asserting substantially similar claims. On February 1, 2001, the District Court dismissed the amended complaint for failure to meet certain pleading standards with leave to replead within 20 days. On February 20, 2001, Morgens filed a second amended complaint, which omits certain previously asserted claims but is similar in substance to Morgens' first amended complaint. On April 6, 2001, the defendants answered the second amended complaint and asserted counterclaims against Morgens seeking, among other things, compensatory damages for breach of contract; Morgens answered the counterclaims. Our entities intend to defend themselves vigorously against all of the allegations contained in the second amended complaint. See Note 21 for updates on legal proceedings.

        On December 27, 2000, GSC Recovery, Inc. ("GSC"), filed a complaint in the Superior Court of New Jersey, Law Division, Morris County, against DLJSC, DLJ Merchant Banking, Inc., DLJ Merchant Banking Partners, L.P., DLJ Merchant Banking Partners II, L.P., and certain officers, directors, and other individuals and entities seeking compensatory and punitive damages. The complaint arose out of alleged misrepresentations and omissions relating to GSC's purchases of certain unsecured AmeriServe notes issued in 1997 and 1998. On March 6, 2001, the DLJ entities named as defendants moved to dismiss the complaint. The Court subsequently granted in part, and denied in part, the motion to dismiss. The plaintiffs moved the Court to reconsider its decision, but the Court denied the motion. GSC filed a second amended complaint on August 10, 2001, and the DLJ entities served an answer to the second amended complaint on September 4, 2001. Our entities intend to defend themselves vigorously against all of the allegations contained in the complaint.

        On January 30, 2001, Conseco Capital Management, Inc. and certain affiliated entities ("Conseco") filed a complaint in the U.S. District Court for the Southern District of New York against DLJSC, DLJ Merchant Banking, Inc., DLJ Merchant Banking Partners, L.P., DLJ Merchant Banking Partners II, L.P., and certain officers, directors and other individuals and entities. The complaint asserted common law and federal securities law claims arising out of alleged misrepresentations and omissions relating to Conseco's purchases of the AmeriServe secured notes issued on or about October 1, 1999. On August 31, 2001, Conseco filed an amended complaint asserting claims for fraud and control person liability under federal securities law. See Note 21 for updates on legal proceedings.

        On November 8, 2001, Ronald A. Rittenmeyer, in his capacity as Plan Administrator of AFD Fund, the Post-Confirmation Estate of the bankruptcy cases of AmeriServe Food Distribution Inc., and its affiliates filed a complaint in the County Court of Dallas, Texas against DLJ Inc., DLJSC, Donaldson, Lufkin & Jenrette Merchant Banking, Inc., Donaldson, Lufkin & Jenrette Merchant Banking Partners, L.P., Donaldson, Lufkin & Jenrette Merchant Banking Partners II, L.P., Donaldson, Lufkin & Jenrette Merchant Banking II, Inc., Credit Suisse First Boston (USA), Inc., and certain officers, directors and other individuals and entities. Plaintiff asserts breach of fiduciary duty claims arising out of the acquisition of ProSource by AmeriServe in 1998. The CSFB/DLJ defendants filed answers generally denying all plaintiff's allegations on January 15, 2002; our two individual defendants also filed special appearances denying personal jurisdiction. Our entities intend to defend themselves vigorously against all of the allegations contained in the complaint.

Independent Energy Holdings PLC Litigation

        Beginning on September 6, 2000, DLJSC, Donaldson, Lufkin & Jenrette International ("DLJI") and certain other individuals and entities were named as defendants in six putative class actions filed in the U.S. District Court for the Southern District of New York on behalf of a purported class of persons who purchased or acquired American Depository Shares ("ADS") of Independent Energy Holdings PLC ("Independent Energy") in Independent Energy's secondary offering of $200 million of ADS in March 2000. The complaints, which were substantially the same, alleged violations of the federal securities laws against DLJSC, as one of the underwriters of the ADS, and DLJI, as a financial advisor to Independent Energy that sold shares in connection with the secondary offering, arising out of alleged misrepresentations and omissions contained in the registration statement and prospectus for the secondary offering of ADS. The complaints seek, among other things, compensatory damages, rescission, and equitable and/or injunctive relief.

        On December 15, 2000, the complaints pending in the Southern District Court were consolidated; a consolidated amended complaint was filed on February 16, 2001, and a second amended consolidated complaint was later filed. On April 19, 2001, the DLJ entities named as defendants moved to dismiss the second amended consolidated complaint. On July 26, 2001, the Court rendered a decision granting in part, and denying in part, the DLJ entities' motion. The Court held that plaintiffs' second amended consolidated complaint states a claim against DLJSC and DLJI under the Securities Act of 1933 and against DLJSC under the Exchange Act of 1934 and also states a control person liability claim against DLJ under the Securities Act. On August 23, 2001, the DLJ entities answered the second amended consolidated complaint. On September 28, 2001, plaintiffs moved to certify a class in this matter. Our entities intend to defend themselves vigorously against all of the allegations in this matter.

  Litigation Related to CSFB's Acquisition of DLJ

        In September 2000, DLJSC, DLJ and its directors, and Credit Suisse Group, along with certain other entities, were named as defendants in a putative class action commenced in the U.S. District Court for the Southern District of New York brought on behalf of a purported class of public shareholders of DLJdirect (which was subsequently renamed CSFBdirect). The complaint alleges, among other things, that certain statements in the 1999 prospectus issued in connection with the initial public offering of DLJdirect shares were allegedly false and misleading in their description of the rights attributable to the DLJdirect shares; that the tender offer materials disseminated in connection with

Credit Suisse Group's acquisition of DLJ (the "CSG Transaction") were false and misleading in allegedly failing to describe certain rights to the DLJdirect shares in connection with the CSG Transaction, among other things; and that these alleged misstatements constitute violations of the federal securities laws. The complaint further alleges that defendants violated their fiduciary duties under state law by failing to provide for the purchase of DLJdirect shares as part of the CSG Transaction. The complaint seeks, among other things, an award of rescission or damages in an unspecified amount, a declaration that defendants have violated the federal securities laws and their state law fiduciary duties, and unspecified corrective disclosures. On February 23, 2001, the defendants moved to dismiss the complaint and, on October 5, 2001, the Court dismissed the complaint in its entirety.

        On or about March 30, 2001, the putative class actions initially filed in September 2000 in the Delaware Court of Chancery by the public shareholders of DLJdirect common stock against DLJ and others were consolidated and captioned In re CSFBdirect Tracking Stock Shareholders Litigation. Plaintiffs simultaneously filed a second consolidated amended complaint asserting their original claims and adding claims that alleged that the proposed offer by CSFB (USA), Inc., announced on March 26, 2001, to purchase all the publicly owned common stock of CSFBdirect (renamed from DLJdirect) at a price of $4 per share was unfair. Subsequent to the proposed offer to acquire all of the publicly owned CSFBdirect common stock for $4 per share, an additional ten putative class actions were filed in the Delaware Chancery Court alleging that the proposed offer was unfair. Those actions were then consolidated with the In re CSFBdirect Tracking Stock Shareholders Litigation. On July 10, 2001, the parties to the consolidated cases entered into a Memorandum of Understanding providing for the settlement, pending Court approval, of those cases with no admission of liability by defendants. See Note 21 for updates on legal proceedings.

Governmental/Regulatory Inquiries And Litigation Relating To IPO Allocation Practices

  Governmental/Regulatory Inquiries Relating To IPO Allocation Practices

        CSFB Corp. has been the subject of an investigation in connection with certain of its alleged practices as to the allocation of shares in initial public offerings ("IPOs") and subsequent securities transactions and commissions by the NASD Regulation, Inc. ("NASDR"), the U.S. Attorney's Office for the Southern District of New York (the "U.S. Attorney, S.D.N.Y.") and the Securities and Exchange Commission (the "SEC"). To the Registrant's knowledge, several other investment banks have been the subjects of investigations regarding similar matters. These inquiries have principally focused on the allocation practices with respect to IPOs in 1999 and 2000, and, in particular, the receipt of allegedly excessive commissions on secondary trades from certain customers that received allocations of shares and the relationship between the payment of commissions and the receipt of IPO allocations. On January 22, 2002, CSFB Corp. fully resolved the investigation by the SEC, which filed a Complaint, Consent and Final Judgment in the U.S. District Court for the District of Columbia. CSFB Corp. has also entered into a Letter of Acceptance, Waiver and Consent with the NASDR (the "AWC"), which fully resolves the NASDR investigation. Both documents charge CSFB Corp. with violations of certain NASDR Conduct Rules and record keeping regulations and the NASDR document also charges CSFB Corp. with failure to supervise. Neither document made any allegations or findings of fraudulent conduct by CSFB Corp. Pursuant to these settlements, CSFB Corp. agreed to pay a total of $100 million. This amount includes a $30 million civil penalty to be divided between the SEC and

NASDR, and a $70 million payment to be made to the U.S. Treasury and NASDR, representing disgorgement as a result of the conduct described by the SEC and NASDR in the complaint and AWC. As part of these settlements, CSFB has adopted and agreed to follow new policies and procedures relating to the allocation of shares in IPOs. CSFB Corp. was also enjoined as part of these settlements from prescribed violations of the NASD Conduct Rules and record keeping requirements and was censured by the NASDR. CSFB Corp. settled these investigations without admitting or denying the allegations in the Complaint and AWC. CSFB Corp. has also been separately informed that the U.S. Attorney, S.D.N.Y. has closed its investigation of CSFB Corp. in connection with its practices of allocating shares of IPO securities during the period from 1999 through 2000 without bringing any action.

  Litigation Relating To IPO Allocation Practices

        Since January 2001, CSFB Corp., DLJSC and several other investment banks, have been named as defendants in a large number of putative class action complaints filed in the U.S. District Court for the Southern District of New York, alleging various violations of the federal securities law resulting from alleged material omissions and misstatements in registration statements and prospectuses for the IPOs and with respect to transactions in the aftermarket. These lawsuits contain allegations that the registration statement and prospectus either omitted or misrepresented material information about commissions paid to CSFB Corp., DLJSC or the other investment banks and aftermarket transactions by certain customers that received allocations of shares in the IPOs. In certain complaints, CSFB Corp., DLJSC or the other investment banks are also alleged to have issued misleading analyst research reports that failed to disclose the alleged allocation practices and that analysts were allegedly subject to a conflict of interest resulting from the manner in which bonus compensation was paid. Our entities intend to defend themselves vigorously against all of the claims asserted in these complaints.

        Since March 2001, CSFB Corp. and several other investment banks have been named as defendants in several putative class actions filed with the U.S. District Courts for the Southern District Court of New York, alleging violation of the federal and state antitrust laws in connection with alleged practices in allocation of shares in IPOs in which such investment banks were a lead or co-managing underwriter. The amended complaint in these lawsuits, which have now been consolidated into a single action, alleges that the underwriter defendants (CSFB Corp. is defined to include DLJSC in the amended complaint) have engaged in an illegal antitrust conspiracy to require customers, in exchange for IPO allocations, to pay non-competitively determined commissions on transactions in other securities, to purchase an issuers' shares in follow-up offerings, and to commit to purchase other less desirable securities. The complaint also alleges that the underwriter defendants conspired to require customers, in exchange for IPO allocations, to agree to make aftermarket purchases of the IPO securities at a price higher than the offering price, as a precondition to receiving an allocation. These alleged "tie-in" arrangements are further alleged to have artificially inflated the market price for the securities. Our entities intend to defend themselves vigorously against all of the claims asserted in these complaints.

        On May 25, 2001, CSFB Corp. was sued in the U.S. District Court for the Southern District of Florida by a putative class of issuers in IPOs in which CSFB Corp. acted as lead manager on the grounds that CSFB Corp. underpriced IPOs, accepted excessive brokerage commissions in exchange for allocations in IPOs, required investors to give CSFB Corp. a share of IPO profits, and used IPO allocations to obtain additional investment banking business, all in breach of the underwriting agreement. This case was subsequently transferred to the U.S. District Court for the Southern District of New York. CSFB Corp. intends to defend itself vigorously against all of the claims asserted in this matter. See Note 21 for updates on legal proceedings.

        On June 29, 2001, CSFB Corp., together with another investment bank, was also named as a defendant in an action brought by a putative class consisting of CSFB Corp. retail customers that purchased shares in Covad Communications (the "Covad Action"). CSFB Corp. was alleged to have violated a fiduciary duty to its retail customers by issuing favorable analyst reports in an effort to obtain investment banking business from Covad, including secondary offerings. The complaint in the Covad Action has been dismissed on consent of all parties. The plaintiffs in the Covad Action have stated their intention to file a new complaint. CSFB Corp. intends to defend itself vigorously against all of the claims asserted in this matter.

        On August 2, 2001, CSFB Corp. and five other investment banks were named as defendants in a putative class action filed with the U.S. District Court for the Southern District of New York, alleging violations of the federal securities laws resulting from the issuance by defendants' research analysts of research reports on certain internet and technology company stocks and, reports included "buy" recommendations that allegedly increased or sustained the trading price of the stocks, that allegedly were materially misleading because they did not disclose the alleged financial interests of the analyst or the defendant investment banks in the subject internet or technology company. On November 9, 2001, CSFB Corp. was served with the complaint in this action. CSFB Corp. intends to defend itself vigorously against all of the claims asserted in this matter.

20.    Other Event

        As a result of the terrorist attacks in New York City on September 11, 2001, the Company has identified approximately $40 million of direct losses consisting primarily of leasehold improvements, furniture and fixtures and equipment at Five World Trade Center and other incremental expenses. The Company has received $20 million as an advance against these losses from insurance carriers in September and October, 2001 of which $17 million are recoverable costs to the Company. The results of operations for the year ended December 31, 2001 include $23 million of direct costs, which have not yet been recovered from insurance carriers. Certain other losses, including costs related to the recreation of lost data, relocation of operations, etc. have not been separately identified and will be included in the results of operations in the period in which they are incurred. The Company is in the process of assessing whether any of these losses qualify for recovery under any of CSFBI's insurance policies.

21.    Subsequent Events (Unaudited)

        On January 31, 2002, we acquired the assets of Holt Value Associates, L.P. ("Holt"), a leading provider of independent research and valuation services to asset managers. Holt will be integrated with CSFBEdge, CSFB's online research and valuation database service.

        In February 2002 the Company sold three of its broker-dealers, CSFBdirect, Inc., CSFBdirect Ltd. and Autranet, Incorporated. As a result, the Company expects to record a pre-tax gain of approximately $525 million in the first quarter of 2002.

Updates to Legal proceedings

        With respect to the NGC litigation, in February 2002, the Texas state court granted final approval to the settlement.

        With respect to the Morgens litigation, our entities filed summary judgment motions in February 2002; plaintiffs cross-moved for partial summary judgment. The Court subsequently granted our motion in part, dismissing entirely from the case all of our entities except DLJSC and denied plaintiffs' motion in full. Trial against DLJSC is scheduled to commence on April 15, 2002. Our entities intend to defend themselves vigorously against all of the claims asserted in these complaints.

        With respect to the Conseco litigation, the parties entered into an agreement, dated March 15, 2002, to settle this case which agreement has now been approved by the Bankruptcy Court.

        With respect to the In re CSFBdirect Tracking Stock Shareholders Litigation, on March 18, 2002, the Court ordered that a hearing be scheduled for June 6, 2002 to determine whether the settlement should be approved.

        With respect to the action brought against CSFB Corp. by a putative class of issuers in IPOs which is now pending in the U.S. District Court for the Southern District of New York, an amended complaint was filed February 4, 2002 alleging, among other claims, a claim for indemnification in the aforementioned IPO securities cases pending in the U.S. District Court for the Southern District of New York.

NewPower Holdings, Inc. (Enron-related) Litigation

        Since February 27, 2002, Credit Suisse First Boston, Inc., ("CSFBI"), DLJSC, CSFBdirect and certain other investment banks, along with NewPower Holdings, Inc. ("NewPower") and certain of NewPower' s directors, have been named as defendants in four putative class actions filed with the U.S. District Court for the Southern District of New York. One of our employees is a director of NewPower and is named in the complaints. These complaints allege violations of federal securities law due to alleged material misrepresentations in, and omissions of material fact from, the Prospectus and Registration Statement issued in connection with NewPower's October 5, 2000 IPO, and for alleged misrepresentations and omissions regarding NewPower after the IPO. According to the complaints, NewPower was formed by Enron Corp. ("Enron") in 1999, and Enron remains NewPower's controlling shareholder. Our entities intend to defend themselves vigorously against all of the claims asserted in these complaints.

        CSFB Corp., as well as, we understand, other investment banks, has received inquiries and requests for information from certain U.S. Congressional committees and the SEC regarding certain transactions and business relationships with Enron and its affiliates, including certain Enron-related special purpose entities. We are cooperating fully with such inquiries and requests.

22.    Quarterly Data (Unaudited)

	Total Net Revenues	Income (Loss) Before Provision For Income Taxes **	Net Income(Loss)
	(in millions)
2001:
First quarter	$2,511	$459	$303
Second quarter	2,127	97	69
Third quarter	1,333	(605)	(398)
Fourth quarter *	1,577	(166)	(118)

Total year	$7,548	$(215)	$(144)

2000:
First quarter	$1,827	$389	$245
Second quarter	1,591	258	162
Third quarter	1,339	79	50
Fourth quarter *	1,281	(2,248)	(1,533)

Total year	$6,038	$(1,522)	$(1,076)

  *
  The fourth quarter of 2001 includes certain one-time charges of $492 as described in Note 2. The fourth quarter of 2000 includes an extraordinary item representing the loss on early extinguishment of debt of $11.7 million, net of tax benefit of $5.0 million.
  **
  Before cumulative effect of a change in accounting principle in connection with the adoption of SFAS 133 and extraordinary items.

SCHEDULE I
CREDIT SUISSE FIRST BOSTON (USA), INC.
(Parent Company only)
Condensed Statements of Financial Condition
(In millions, except share data)

	December 31,
	2001	2000
ASSETS
Cash and cash equivalents	$4	$57
Receivables from brokers, dealers and other	52	87
Derivative contracts	108	—
Private equity investments	44	41
Receivable from affiliates and parent	7,623	3,100
Receivables from subsidiaries	11,208	6,653
Investment in subsidiaries, at equity	5,584	6,387
Net federal deferred tax assets	1,191	1,115
Federal income taxes receivable	78	490
Other assets and deferred amounts	864	808

Total Assets	$26,756	$18,738

LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term borrowings	$2,200	$1,166
Derivative contracts	58	—
Accounts payable and accrued expenses	1,914	2,646
Other liabilities	330	1,446
8.42% Junior subordinated debentures, held by a subsidiary trust	—	206
Other long-term borrowings	15,366	6,768
Stockholders' Equity:
Preferred Stock, 50,000,000 shares authorized:
Series A Preferred Stock, at $50.00 per share liquidation preference (4,000,000 shares issued and outstanding at December 31, 2000)	—	200
Series B Preferred Stock, at $50.00 per share liquidation preference (90,000 and 3,500,000 shares issued and outstanding at December 31, 2001 and 2000, respectively)	5	175
Common stock, 1,500,000,000 shares authorized:
CSFB (USA) Inc. Common Stock ($0.10 par value; 500,000,000 shares authorized; 1,100 shares issued and outstanding)	—	—
CSFBdirect Common Stock ($0.10 par value; 500,000,000 shares authorized; 18,400,000 shares issued and outstanding at December 31, 2000; 84,250,000 notional shares at December 31, 2000, in respect of CSFB (USA)'s retained interest)	—	2
Paid-in capital	6,056	5,072
Retained earnings	899	1,064
Accumulated other comprehensive loss	(72)	(7)

Total stockholders' equity	6,888	6,506

Total Liabilities and Stockholders' Equity	$26,756	$18,738

See accompanying notes to condensed financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC.
(Parent Company only)
Condensed Statements of Operations
(In millions)

	Years Ended December 31,
	2001	2000	1999
Revenues:
Principal transactions-net	$26	$—	$—
Investment banking and advisory	2	—	—
Interest and dividends net of interest expense of $391, $459 and $297, respectively	(111)	407	25
Other	166	79	85

Total net revenues	83	486	110

Expenses:
Employee compensation and benefits	136	335	272
Merger-related costs	—	162	—
Other operating expenses	82	269	31

Total expenses	218	766	303

Loss before income tax benefit, equity in undistributed net income of subsidiaries, extraordinary item and cumulative effect of a change in accounting principle	(135)	(280)	(193)

Income tax benefit	33	397	209

Income (loss) before equity in undistributed net income (loss) of subsidiaries, extraordinary item and cumulative effect of a change in accounting principle	(102)	117	16

Equity in undistributed net income (loss) of subsidiaries	(44)	(1,181)	585

Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	(146)	(1,064)	601

Loss on early extinguishment of debt, net of tax benefit of ($5)	—	(12)	—

Income (loss) before cumulative effect of a change in accounting principle	(146)	(1,076)	601

Cumulative effect of a change in accounting principle	2	—	—

Net income (loss)	$(144)	$(1,076)	$601

See accompanying notes to condensed financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC.
(Parent Company only)
Condensed Statements of Cash Flows
(In millions)

	Years Ended December 31,
	2001	2000	1999
Net cash (used in) provided by operating activities	$(1,027)	$(1,530)	$785

Cash flows from investing activities:
Net proceeds from (payments for):
Note receivable from parent	3,100	(3,100)	—
Receivable from affiliates	(7,623)	—	—
Transfer of CSFB Corp. from parent	—	2,538	—
Capital contribution of CSFB Capital Holdings, Inc.	34	—	—
Dividends from affiliates	875	508	—
Investment in subsidiaries	(72)	(1,213)	(892)
Allocated equity to CSFBdirect	—	—	(234)
Other assets	183	(259)	(15)

Net cash used in investing activities	(3,503)	(1,526)	(1,141)

Cash flows from financing activities:
Net proceeds from (payments for):
Short-term financings	1,034	(166)	1,097
Redemption of 8.42% junior subordinated debentures	(206)	—	—
Issuance (repayments) of:
CSFBdirect Common Stock	(2)	—	346
Series A preferred stock	(200)	—	—
Series B preferred stock	(178)	—	—
Senior notes	(200)	504	650
Subordinated exchange notes	—	(242)	—
Other long-term debt	5	—	—
Medium-term notes	3,939	1,644	1,183
Global floating rate notes	4,854	1	—
Subordinated loan from subsidiaries	(4,623)	(469)	48
Dividends paid	(21)	(37)	(53)
Dividend of DLJAMG to parent	—	(29)	—
Exercise of stock options	—	372	35
Receivables from subsidiaries	75	587	(2,708)

Net cash provided by financing activities	4, 477	2,165	598

Increase (decrease) in cash and cash equivalents	(53)	(891)	242

Cash and cash equivalents at beginning of year	57	948	706

Cash and cash equivalents at end of year	$4	$57	$948

See accompanying notes to condensed financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC.
(Parent Company only)
Notes to Condensed Financial Statements
December 31, 2001

1.    Basis of Presentation

        The condensed financial statements of CSFB (USA) Inc. ("Parent Company") should be read in conjunction with the consolidated financial statements of Credit Suisse First Boston (USA), Inc. and subsidiaries (the "Company") and the notes thereto. Investments in subsidiaries are accounted for under the equity method.

2.    CSFBdirect Common Stock

        CSFBdirect common stock was the series of common stock issued by the Parent Company that tracked the performance of the online brokerage unit, CSFBdirect.

        On August 21, 2001, CSFBdirect Acquisition Corp., a wholly-owned subsidiary of CSFBI, completed a tender offer to acquire the 18.4 million shares of CSFBdirect common stock owned by the public for $6.00 per share in cash, or a total of approximately $110.4 million. The Parent Company subsequently effected a short-form merger to acquire the shares and has deregistered and delisted the shares of CSFBdirect common stock from the New York Stock Exchange and retired all shares. Subsequent to completing the tender offer, CSFBdirect Acquisition Corp. was merged into the Parent Company with the Parent Company as the surviving entity. No earnings per share data is being presented for the current or prior periods.

        In 2002 the Company sold three of its broker-dealers, CSFBdirect, Inc., CSFBdirect Ltd. and Autranet, Incorporated.

3.    Related Party Transactions

        Receivables from subsidiaries include $1.0 billion and $1.2 billion loaned under master note agreements at December 31, 2001 and 2000, respectively. Substantially all receivables from subsidiaries provide for interest based on federal funds rates.

        The amount of cash dividends paid to the Parent Company by its consolidated subsidiaries amounted to $875.0 million and $508.5 million for the years ended December 31, 2001 and 2000, respectively. There were no cash dividends paid to the Parent Company by its consolidated subsidiaries in 1999. There are no restrictions on the payment of dividends, except for those stipulated in certain debt agreements and in those applicable to brokers and dealers which provide for certain minimum amounts of capital to be maintained to satisfy regulatory requirements in the Company's domestic and foreign broker-dealer subsidiaries. Under certain circumstances, the amount of excess capital that can be withdrawn is limited. The regulatory requirements are designed to measure the general financial integrity and liquidity of broker-dealers and provide minimum acceptable net capital levels to satisfy commitments to customers. Unless an adequate level of capital is maintained, regulated broker-dealer subsidiaries would be prohibited from paying dividends to the Parent Company.

4.    Long-term Borrowings

        The Parent Company finances certain of its activities through long-term borrowing arrangements. At December 31, 2001 there were current maturities of long-term borrowings of $4.0 billion. Long-term borrowings consist of the following:

	December 31,
	2001	2000
	(In millions)
Senior notes, 5.875%—8.00% due various dates through 2008	$7,548	$2,894
Medium-term notes, 0.625%—7.49% due various dates through 2016	7,813	3,874
Other	5	—

Total long-term borrowings	$15,366	$6,768

        For a detailed description of the Parent Company's long-term borrowings, see Note 7 of the Notes to the Company's consolidated financial statements.

        Scheduled maturities of long-term borrowings are as follows:

	December 31,
	2001	2000
	(In millions)
2001	$—	$1,429
2002	4,019	1,454
2003	2,357	991
2004	1,143	130
2005	1,553	1,548
2006	2,247	—
2007—2021	4,047	1,216

	$15,366	$6,768

        In May 2001, the Parent Company replaced its $2.8 billion credit facility with a 364 day $3.5 billion revolving credit facility available to the Company and CSFBI as borrowers. At December 31, 2001, no borrowings were outstanding under this facility.

5.    Income Taxes

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

6.    Contingent Liabilities

        From time to time the Parent Company issues guarantees of the obligations of certain subsidiaries. The amounts of such items in the aggregate are not considered significant and management does not anticipate, as of December 31, 2001, losses as a result of these guarantees.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 29th day of March, 2002.

CREDIT SUISSE FIRST BOSTON (USA), INC.
By:	/s/ DAVID C. FISHER Name: David C. Fisher Title: Chief Financial and Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN J. MACK* John J. Mack	Director, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2002
/s/ DAVID C. FISHER David C. Fisher	Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	March 29, 2002
/s/ ROBERT M. BAYLIS* Robert M. Baylis	Director	March 29, 2002
/s/ PHILIP K. RYAN* Philip K. Ryan	Director	March 29, 2002
/s/ MAYNARD J. TOLL, JR.* Maynard J. Toll, Jr.	Director	March 29, 2002
/s/ BRADY W. DOUGAN* Brady W. Dougan	Director, Head of Securities Division	March 29, 2002

II-1

/s/ HAMILTON E. JAMES* Hamilton E. James	Director, Chairman of Global Investment Banking and Private Equity	March 29, 2002
/s/ RICHARD E. THORNBURGH* Richard E. Thornburgh	Director, Head of Finance & Risk	March 29, 2002
/s/ STEPHEN R. VOLK* Stephen R. Volk	Director, Managing Director	March 29, 2002
*By:	/s/ DAVID C. FISHER David C. Fisher Attorney-in-fact

II-2

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Purchase Agreement dated as of November 28, 2001, between Registrant and Bankmont Financial Corp. ("Purchaser"), as amended by First Amendment to Purchase Agreement, dated as of February 1, 2002, between Registrant and Purchaser.*
3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001).
3.2	By-laws of the Registrant. *
4.1
The instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
10.1
364-Day Auction Bid Advance and Revolving Credit Facility Agreement, dated as of May 25, 2001, among the Registrant and Credit Suisse First Boston, Inc. as borrowers, the banks named therein, JP Morgan Chase Bank, as administrative agent, and The Bank of New York, Bank One, NA (Main Office Chicago), Citibank, N.A. and Deutsche Bank AG, New York Branch and/or Cayman Islands Branch, as syndication agents.*
10.2
Sublease Agreement, dated December 31, 2000, between The Chase Manhattan Bank and the Registrant, Subtenant, on 277 Park Avenue, New York, New York (incorporated by reference to Exhibit 10.24 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.3
Assignment of Lease, dated December 31, 2000, between the Registrant and The Chase Manhattan Bank on 277 Park Avenue, New York, New York (incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2001).
10.4
Agreement of Lease, dated June 3, 1998, between USF Nominees Limited, Landlord, DLJ UK Properties Limited, Tenant, on 111 Old Broad Street, London and the Registrant, Surety (incorporated by reference to Exhibit 10.92 of the Registrant's quarterly report on Form 10-Q for the period ended June 30, 1998).
10.5
Agreement of Lease, dated July 28, 1995, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.28 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.6
Amendment of Lease, dated May 17, 1996, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.7
Agreement of Lease, dated September 10, 1997, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.30 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.8
Modification of Lease, dated February 5, 1998, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.31 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.9
Second Modification of Lease, dated June 12, 2000, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.32 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.10
Third Modification of Lease, dated September 18, 2000, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.33 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.11
Fourth Modification of Lease, dated November 13, 2000, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.34 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.12
Agreement of Sublease, dated August 31, 1999 between GFT Apparel Corp. and the Registrant, Subtenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.35 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.13
Agreement of Lease, dated November 13, 2000, between Metropolitan Life Insurance Company and the Registrant, Tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.36 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.14
Agreement of Lease, dated February 22, 2001, between Metropolitan Life Insurance Company and the Registrant, Tenant, on One Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.37 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.15
Agreement of Sublease, dated February 22, 2001, between Metropolitan Life Insurance Company and the Registrant, Landlord, on One Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.38 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.16	Lease dated as of October 30, 2001, between Registrant and The Port Authority of New York and New Jersey, on One Madison Avenue. *
10.17
Agreement of Lease, dated July 1, 1987, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.41 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.18
First Amendment of Lease, dated July 1, 1987, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.42 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.19
Second Amendment of Lease, dated March 12, 1992, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.43 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.20
Third Amendment of Lease, dated December 27, 1992, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.44 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.21
Fourth Amendment of Lease, dated December 23, 1993, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.45 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.22
Fifth Amendment of Lease, dated May 1, 1994, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.46 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.23
Sixth Amendment of Lease, dated March 9, 1995, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.47 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.24
Seventh Amendment of Lease, dated June 16, 1995, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.48 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.25
Eight Amendment of Lease, dated April 4, 1996, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.49 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.26
Ninth Amendment of Lease, dated April 4, 1996, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.50 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.27
Tenth Amendment of Lease, dated December 31, 1996, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.51 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.28
Eleventh Amendment of Lease, dated February 7, 1997, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.52 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.29
Twelfth Amendment of Lease, dated August 18, 1997, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.53 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.30
Thirteenth Amendment of Lease, dated January 12, 1998, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.54 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.31
Fourteenth Amendment of Lease, dated December 28, 1998, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.55 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.32
Fifteenth Amendment of Lease, dated June 16, 1999, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.56 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.33
Sixteenth Amendment of Lease, dated March 31, 2000, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, Tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.57 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.34
Agreement of Lease, dated August 15, 2000, between TM Park Avenue Associates and the Registrant, Tenant, on 315 Park Avenue South, New York, New York (incorporated by reference to Exhibit 10.63 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.35	First Amendment to the Lease between Registrant and TM Park Avenue Associates dated August 16, 2000, on 315 Park Avenue South, New York, New York. *
12.1	Computation of ratio of earnings to fixed charges.*
23.1	Consent of KPMG LLP.*
24.1	Power of Attorney.*

*
Filed herewith.

QuickLinks

CREDIT SUISSE FIRST BOSTON (USA), INC. Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001
PART I
PART II
SELECTED CONSOLIDATED FINANCIAL DATA(1) Credit Suisse First Boston (USA), Inc. and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Contractual Obligations
Contingent Commitments
Assets Fair Value at December 31, 2001
Liabilities Fair Value at December 31, 2001
OTC Derivatives Exposure
2001 vs 2000 DISTRIBUTION OF CSFB'S DAILY TRADING REVENUE (UNAUDITED) $mm
PART III
PART IV
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE ITEMS 14(a)(1) AND 14(a)(2)
INDEPENDENT AUDITORS' REPORT
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Consolidated Statements of Financial Condition (In millions)
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Consolidated Statements of Financial Condition (In millions, except share data)
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Consolidated Statements of Operations (In millions)
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders' Equity For the Years Ended December 31, 2001, 2000 and 1999 (In millions, except per share data)
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows For the Years Ended December 31, 2001, 2000 and 1999
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows For the Years Ended December 31, 2001, 2000 and 1999
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2001
SCHEDULE I CREDIT SUISSE FIRST BOSTON (USA), INC. (Parent Company only) Condensed Statements of Financial Condition (In millions, except share data)
CREDIT SUISSE FIRST BOSTON (USA), INC. (Parent Company only) Condensed Statements of Operations (In millions)
CREDIT SUISSE FIRST BOSTON (USA), INC. (Parent Company only) Condensed Statements of Cash Flows (In millions)
CREDIT SUISSE FIRST BOSTON (USA), INC. (Parent Company only) Notes to Condensed Financial Statements December 31, 2001
SIGNATURES
INDEX TO EXHIBITS