Form 10-Q
period 2002-03-31
CREDIT SUISSE FIRST BOSTON USA INC
filed 2002-05-15
CIK 29646

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

Commission File Number: 1-6862

Credit Suisse First Boston (USA), Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-1898818
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
Eleven Madison Avenue New York, N.Y.	10010 (Zip Code)
(Address of principal executive offices)
(212) 325-2000 (Registrant's telephone number, including area code)

        The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

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

CREDIT SUISSE FIRST BOSTON (USA), INC.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002

TABLE OF CONTENTS

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In millions)

	March 31, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$1,567	$1,666
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	6,424	6,407
Collateralized short-term agreements:
Securities purchased under agreements to resell	42,358	43,961
Securities borrowed	72,872	68,232
Receivables:
Customers	8,646	4,740
Brokers, dealers and other	15,089	11,747
Financial instruments owned:
U.S. government and agencies (includes securities pledged as collateral of $27,001 and $21,639, respectively)	31,291	30,836
Corporate debt (includes securities pledged as collateral of $9,987 and $9,765, respectively)	13,434	13,420
Mortgage whole loans (includes loans pledged as collateral of $6,117 and $4,997, respectively)	7,344	6,846
Equities (includes securities pledged as collateral of $5,129 and $5,917, respectively)	11,029	11,142
Commercial paper	1,031	582
Private equity and other long-term investments	854	963
Derivative contracts—trading	1,490	3,077
Other	2,384	2,085
Net deferred tax asset	1,721	2,200
Office facilities at cost (net of accumulated depreciation and amortization of $674 and $683, respectively)	623	759
Goodwill and intangibles	309	249
Loans receivable from parent and affiliates	11,910	7,433
Other assets and deferred amounts	2,310	1,975

Total Assets	$232,686	$218,320

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In millions, except share data)

	March 31, 2002	December 31, 2001
LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term borrowings	$16,309	$9,170
Collateralized short-term financings:
Securities sold under agreements to repurchase	100,184	96,101
Securities loaned	28,409	27,105
Payables:
Customers	11,248	11,593
Brokers, dealers and other	11,960	12,830
Financial instruments sold not yet purchased:
U.S. government and agencies	24,564	20,888
Corporate debt	2,945	3,402
Equities	3,422	3,063
Derivative contracts-trading	1,353	2,957
Other	599	422
Obligation to return securities received as collateral	686	1,034
Accounts payable and accrued expenses	2,354	4,276
Other liabilities	1,655	2,928
Long-term borrowings	19,557	15,663

Total liabilities	225,245	211,432

Stockholders' Equity:
Preferred stock, 50,000,000 shares authorized: Series B Preferred Stock, at $50.00 per share liquidation preference (90,000 shares issued and outstanding)	5	5
Common Stock, ($0.10 par value; 50,000 shares authorized; 1,100 shares issued and outstanding)	—	—
Paid-in capital	6,260	6,064
Retained earnings	1,244	891
Accumulated other comprehensive loss	(68)	(72)

Total stockholders' equity	7,441	6,888

Total Liabilities and Stockholders' Equity	$232,686	$218,320

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

For the Three Months Ended March 31, 2002 and 2001

(In millions)

	2002	2001
Revenues:
Principal transactions—net	$94	$808
Investment banking and advisory	740	925
Commissions	384	440
Interest and dividends, net of interest expense of $1,356 and $3,300, respectively	425	153
Other	534	189

Total net revenues	2,177	2,515

Expenses:
Employee compensation and benefits	1,042	1,334
Occupancy and equipment rental	142	155
Brokerage, clearing, and exchange fees	71	72
Communications	62	78
Professional fees	58	84
Merger-related costs	91	143
Other operating expenses	163	190

Total expenses	1,629	2,056

Income before provision for income taxes, and cumulative effect of a change in accounting principle	548	459

Provision for income taxes	195	157

Income before cumulative effect of a change in accounting principle	353	302

Cumulative effect of a change in accounting principle, net of tax provision of $0.3	—	1

Net income	$353	$303

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

For the Three Months Ended March 31, 2001 and March 31, 2002

(In millions)

	Preferred Stock	CSFB (USA) Common Stock	CSFBdirect Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balances at December 31, 2000	$375	$—	$2	$5,072	$1,064	$(7)	$6,506
Net income	—	—	—	—	303	—	303
Translation adjustment	—	—	—	—	—	1	1
Change in accounting principle (SFAS 133)	—	—	—	—	—	(2)	(2)

Total comprehensive income	—	—	—	—	—	—	302

Capital contribution of CSFB Capital Holdings, Inc.	—	—	—	34	—	—	34
Dividends:
Preferred stock	—	—	—	—	(5)	—	(5)
CSG Share Plan Activity	—	—	—	274	—	—	274

Balances at March 31, 2001	$375	$—	$2	$5,380	$1,362	$(8)	$7,111

Balances at December 31, 2001	5	—	—	6,064	891	(72)	6,888
Net income	—	—	—	—	353	—	353
Foreign currency translation adjustment	—	—	—	—	—	(1)	(1)
Decrease in pension liability, net of tax expense of $3	—	—	—	—	—	5	5

Total comprehensive income	—	—	—	—	—	—	357

CSG Share Plan Activity	—	—	—	196	—	—	196

Balances at March 31, 2002	$5	$—	$—	$6,260	$1,244	$(68)	$7,441

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the Three Months Ended March 31, 2002 and 2001

(In millions)

	2002	2001
Cash flows from operating activities:
Net income	$353	$303
Adjustments to reconcile net income to net cash used in operating activities:
Net pre-tax gain on sale of broker dealer subsidiaries	(528)	—
Depreciation and amortization	48	63
CSG Share Plan activity	196	273
Deferred taxes	84	(38)
Decrease in unrealized appreciation of private equity and other long-term investments	38	32
Foreign currency translation adjustment	(1)	1
Cumulative effect of a change in accounting principle	—	(2)
(Increase) decrease in operating assets:
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	(17)	523
Securities purchased under agreements to resell	7,439	(6,357)
Securities borrowed	(4,640)	5,560
Receivables from customers	(3,906)	3,770
Receivables from brokers, dealers and other	(3,342)	(2,743)
Financial instruments owned	(15)	(35)
Other assets and deferred amounts	(30)	106
Increase (decrease) in operating liabilities:
Securities sold under agreements to repurchase	(7,439)	6,357
Securities loaned	1,304	(3,709)
Payables to customers	(345)	249
Payables to brokers, dealers and other	(870)	(265)
Financial instruments sold not yet purchased	2,151	(3,915)
Obligation to return securities received as collateral	(348)	—
Accounts payable and accrued expenses	(1,922)	(3,072)
Other liabilities	(1,268)	(212)

Net cash used in operating activities	$(13,058)	$(3,111)

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the Three Months Ended March 31, 2002 and 2001

(In millions)

	2002	2001
Cash flows from investing activities:
Net (payments for) proceeds from:
Loans receivable from parent and affiliates	$(4,477)	$—
Capital contribution of CSFB Capital Holdings, Inc.	—	34
Purchases of private equity and other long-term investments	(78)	(31)
Sales of private equity and other long-term investments	149	55
Office facilities	109	208
Sale of broker-dealer subsidiaries	674	—
Purchase of subsidiary	(70)	—
Other assets	(51)	(14)

Net cash (used in) provided by investing activities	(3,744)	252

Cash flows from financing activities:
Net proceeds from (payments for):
Short-term financings	12,825	4,656
Senior notes	1,964	78
Medium-term notes	1,926	(753)
Structured notes	9	(3)
Other long-term borrowings	(5)	3
Cash dividends	—	(5)
Other assets	(16)	—

Net cash provided by financing activities	16,703	3,976

Increase (decrease) in cash and cash equivalents	(99)	1,117
Cash and cash equivalents at beginning of period	1,666	2,758

Cash and cash equivalents at end of period	$1,567	$3,875

Supplemental statement of cash flows information:
Supplemental schedule of noncash investing and financing activities:
Capital contribution of CSFB Capital Holdings, Inc.
Fair value of assets contributed		$67
Less: liabilities assumed		33

Capital contribution of CSFB Capital Holdings, Inc.		$34

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2002

1.    Summary of Significant Accounting Policies

        The condensed consolidated financial statements include Credit Suisse First Boston (USA), Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. The Company is a wholly owned subsidiary of Credit Suisse First Boston, Inc. ("CSFBI") and was acquired on November 3, 2000 (the "Acquisition"). No adjustments of the historical carrying values of the Company's assets and liabilities to reflect the Acquisition by CSFBI were recorded in the Company's historical consolidated financial statements. Similarly, although the Acquisition gave rise to goodwill, none of this goodwill was "pushed down" to the Company. For further discussion of the Acquisition, see the Company's Annual Report on Form 10-K for the years ended December 31, 2001 and 2000.

        Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America but is not required for interim reporting purposes has been condensed or omitted. These condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal, recurring accruals), which are necessary for a fair presentation of the condensed consolidated statements of financial condition and income for the interim periods presented.

        The results of operations for interim periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the years ended December 31, 2001 and 2000.

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

        In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. The pooling of interest method will no longer be permitted. The Company previously adopted SFAS 141 for all business combinations initiated after June 30, 2001. Effective January 1, 2002, the Company adopted the remaining provisions of SFAS 141.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill be reviewed for impairment instead of being amortized to earnings. The statement is effective for fiscal years beginning after December 15, 2001. Effective January 1, 2002, the Company adopted SFAS 142. The Company is currently evaluating the impact of SFAS 142 with respects to the Standard's goodwill impairment provisions. See Note 15.

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

SFAS 144 requires that long-lived assets which are "held for sale" be measured at the lower of carrying amount or fair value less cost to sell and also broadens the reporting requirements for discontinued operations. This statement is effective for fiscal years beginning after December 15, 2001, and is to be applied prospectively. Effective January 1, 2002, the Company adopted SFAS 144.

        The Company is included in the consolidated federal income tax return and combined state and local income tax returns filed by CSFBI. CSFBI allocates federal, state and local income taxes to its subsidiaries on a separate return basis. Prior to the Acquisition, the Company filed its own U.S. consolidated federal income tax return.

        In the first quarter of 2002 the Company sold three of its broker-dealers, CSFBdirect LLC, DLJdirect Ltd. and Autranet, LLC. As a result, the Company recorded a pre-tax gain of $528 million in the quarter ended March 31, 2002.

        Certain reclassifications have been made to prior year condensed consolidated financial statements to conform to the 2002 presentation.

2.    Restructuring Costs and Merger-Related Costs

        As of March 31, 2002, all significant restructuring initiatives contemplated in the Acquisition have been completed. During the quarter ended March 31, 2002, restructuring costs of approximately $4 million were paid. All components of restructuring costs were funded from working capital and did not require any incremental funding source.

        Merger-related costs represent retention awards related to the Acquisition, which are being expensed over the vesting period. The vesting period is generally three years. The remaining retention awards of $447 million at March 31, 2002 are expected to be charged against earnings in the following periods:

Amounts to be Charged
(In millions)
2002 (remaining 9 months)	$247
2003	180
2004	20

$447

3.    Related Party Transactions

        Credit Suisse Group ("CSG"), through CSFBI, owns all of our outstanding voting common stock. The Company is involved in significant financing and other transactions, and has significant related party balances, with CSG and certain of its subsidiaries and affiliates. The Company enters into these transactions in the ordinary course of business and believes that the terms of these transactions are on market terms that could be obtained from unrelated third parties. The following table sets forth related party assets and liabilities:

	March 31, 2002	December 31, 2001
	(In millions)
Securities purchased under agreements to resell	$6,614	$2,740
Securities borrowed	2,048	1,552
Receivables from brokers, dealers and other	65	(507)
Taxes receivable	382	8
Loans receivable	11,910	7,433

Total Assets	21,019	11,226

Securities sold under agreements to repurchase	17,323	13,994
Securities loaned	16,314	12,604
Loans and notes payable	14,763	7,059
Payables to brokers, dealers and other	798	1,732
Taxes payable	721	730
Intercompany payables	62	598

Total Liabilities	49,981	36,717

Net	$28,962	$25,491

        Included in these related party transactions are revenues and expenses resulting from various securities trading, investment banking and financing activities with certain affiliates, as well as fees for administrative services performed by the Company under the terms of a management fee arrangement. Management fees are treated as a reduction of expenses in the condensed consolidated statements of income.

        The following table sets forth related party revenues and expenses:

	Three Months Ended
	March 31, 2002	March 31, 2001
	(In millions)
Commissions	$(2)	$(1)
Interest Income	46	103

Total Revenues	44	102

Interest Expense	165	628

Total Expenses	165	628

        Pursuant to an agreement, the Company sold at cost, without recourse, to CSFBI the right, title and interest in certain assets aggregating $213.8 million and $216.2 million at March 31, 2002 and December 31, 2001, respectively.

        The CSG Share Plan (the "Plan") provides for equity-based awards to the Company's employees based on CSG registered shares. Pursuant to the Plan, employees of the Company may be granted, as compensation, stock or other equity based awards. The provisions of the Plan include a provision to deliver CSG registered shares to the employees as consideration for services performed. To the extent that CSFBI does not require reimbursement from the Company for these awards, amounts are considered a capital contribution to the Company and credited to paid-in capital.

        As part of our securitization activities, the Company sells mortgage whole loans to affiliates at market value. The affiliates then securitize these assets. For the three months ended March 31, 2002, the Company sold approximately $6.7 billion of mortgage whole loans to affiliates.

4.    Income Taxes

        The Company is included in a consolidated federal income tax return and combined New York State and New York City income tax returns filed by CSFBI. CSFBI allocates federal, state and city income taxes to its subsidiaries on a separate return basis. Any resulting liability is paid currently to CSFBI. Any credits for losses will be paid by CSFBI to the Company to the extent that such credits are for tax benefits that have been utilized in the consolidated federal or combined state and city income tax return. CSFBI allocated current tax expense of $111 million to the Company for the three months ended March 31, 2002.

        The following table summarizes the difference between the "expected" tax provision, which is computed by applying the statutory tax rate to income before provision for income taxes and the effective provision for income taxes, which is computed by using the effective tax rate for the three months ended March 31, 2002 and 2001:

	Three Months Ended
	March 31, 2002		March 31, 2001
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income
	(In millions)		(In millions)
Computed "expected" tax provision	$192	35.0%	$161	35.0%
Increase (decrease) due to:
Dividend exclusion	(6)	(1.1)	(10)	(2.3)
Entertainment expense	1	0.3	3	0.7
Goodwill amortization	—	—	2	0.5
Other	7	1.3	3	0.6
State and local taxes, net of federal income tax effects	1	0.1	(2)	(0.3)

Provision for income taxes	$195	35.6%	$157	34.2%

        Deferred tax assets and deferred tax liabilities are generated by the following temporary differences:

	March 31, 2002	December 31, 2001
	(In millions)
Deferred tax assets:
Inventory	$7	$8
Investments	353	319
Other liabilities and accrued expenses, primarily compensation and benefits	1,492	1,630
Office facilities	21	21
Net operating loss carryforward	—	373
State and local taxes	48	62

Total deferred tax assets	1,921	2,413

Deferred tax liabilities:
Inventory	(58)	(58)
Investments	(62)	(63)
Office facilities	(6)	(6)
Other	(26)	(24)

Total deferred tax liabilities	(152)	(151)

Deferred tax assets net of deferred tax liabilities	1,769	2,262
Valuation allowance for state and local taxes	(48)	(62)

Net deferred tax asset	$1,721	$2,200

        Management has determined that the realization of the recognized gross deferred tax asset of $1.9 billion and $2.4 billion at March 31, 2002 and December 31, 2001, respectively, is more likely than not based on anticipated future taxable income. In addition, for federal income tax purposes, the Company has planning strategies available, which may enhance its ability to utilize these tax benefits. However, if estimates of future taxable income are reduced, the amount of the deferred tax asset considered realizable could also be reduced. In addition, due to uncertainty concerning the Company's ability to generate the necessary amount and mix of state and local taxable income in future periods, the Company continues to maintain a valuation allowance against its deferred state and local tax asset in the amount of $48 million and $62 million, at March 31, 2002 and December 31, 2001, respectively.

5.    Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

        As of March 31, 2002 and December 31, 2001, the fair market value of assets that the Company has pledged to counterparties were $157.1 billion and $143.5 billion, respectively, of which $48.2 billion and $42.3 billion, respectively, are included in financial instruments owned. The Company has also received similar assets as collateral where it has the right to re-pledge or sell the assets. As of March 31, 2002 and December 31, 2001, the fair market value of the assets pledged to the Company were $149.7 billion and $135.2 billion, respectively. The Company routinely re-pledges or lends these assets to third parties.

        The Company enters into various transactions whereby commercial and residential mortgages are sold to qualifying entities or special purpose entities and securitized. Beneficial interests in those entities are sold to investors. The investors and the securitization entities have no recourse to the Company's assets. At March 31, 2002 and 2001, the Company did not retain any interest in the securitized assets. For the three months ended March 31, 2002, the Company sold $3 billion in residential mortgages in securitization transactions. For the quarter ended March 31, 2002 net loss recognized on these transactions was $15 million. For the quarter ended March 31, 2001, the Company sold $2.1 billion in residential mortgages and $881.7 million in commercial mortgages in securitization transactions. For the quarter ended March 31, 2001 net gains recognized on these transactions were $4.6 million and $17.0 million, respectively.

6.    Borrowings

        Short-term borrowings are generally demand obligations with interest approximating the Federal Funds rate, LIBOR or other money market indices. Such borrowings are generally used to facilitate the securities settlement process, to finance securities inventories, and to finance securities purchased by customers on margin.

        At March 31, 2002 and December 31, 2001, there were no borrowings secured by Company-owned securities.

        The Company has two commercial paper programs totaling $7.0 billion, which are exempt from registration under the Securities Act of 1933. At March 31, 2002 and December 31, 2001, $1.1 billion and $1.2 billion, respectively, of commercial paper was outstanding under these programs.

        Long-term borrowings:

	March 31, 2002	December 31, 2001
	(In millions)
Senior notes 5.875%—8.00%, due various dates through 2012	$9,512	$7,548
Medium-term notes 0.625%—7.49%, due various dates through 2021	9,739	7,813
Structured borrowings 6.909%—7.41%, due various dates through 2007	306	297
Other	—	5

Total long-term borrowings	$19,557	$15,663

Current maturities of long-term borrowings	$3,847	$4,028

        At March 31, 2002 and December 31, 2001, the Company had no borrowings outstanding under its $3.5 billion revolving credit facility available to the Company and CSFBI as borrowers.

        For the three months ended March 31, 2002 and 2001 interest paid on all borrowings and financing arrangements was $1.4 billion and $3.3 billion, respectively. At March 31, 2002 and December 31, 2001, the

Company had entered into interest rate and currency swaps on $5.4 billion and $3.3 billion, respectively of its senior and medium-term notes.

        During the quarter ended March 31, 2002, the Company issued $1.9 billion of medium-term notes off its $10.5 billion shelf registration, maturing on various dates through 2007, and $217 million of medium-term notes off its $5.0 billion Euro medium-term note program, maturing on various dates through 2007.

        On January 11, 2002, the Company also issued $2.0 billion of 6.5% senior notes due 2012 under its shelf registration statement.

        In April 2002, the Company issued $2.5 billion of senior notes, $300 million of medium-term notes and $605 million of Euro medium-term notes maturing on various dates through 2032.

        In April 2002, the Company filed a new $10 billion shelf registration statement with the SEC, which has been declared effective and which allows the Company to issue from time to time senior and subordinated debt securities and warrants to purchase such securities.

7.    Private equity and other long-term investments

        Private equity and other long-term investment activities include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. The Company's subsidiaries act as general partner for many of these private equity partnerships. These investments are carried at estimated fair value in the condensed consolidated financial statements. These instruments are primarily in unlisted or illiquid equity or equity-related securities. At March 31, 2002, and December 31, 2001, the Company had investments of $854 million and $963 million, respectively and had commitments to invest up to an additional $2.3 billion and $1.7 billion, respectively. The cost of these investments was $1.1 billion and $1.2 billion at March 31, 2002, and December 31, 2001, respectively. In the three months ended March 31, 2002 and 2001, net unrealized appreciation of private equity and other long-term investments decreased by $38 million and $32 million, respectively. Changes in net unrealized (depreciation) appreciation arising from changes in fair value or upon realization are reflected in principal transactions-net in the condensed consolidated statements of income.

8.    Net Capital

        The Company's principal wholly owned subsidiaries, Donaldson, Lufkin & Jenrette Securities Corp. ("DLJSC") and Credit Suisse First Boston Corp. ("CSFB Corp."), are registered broker-dealers, registered futures commission merchants and member firms of The New York Stock Exchange, Inc. (the "NYSE"). As such, they are subject to the NYSE's net capital rule, which conforms to the Uniform Net Capital Rule pursuant to Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the alternative method permitted by this rule, the required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds, whichever is greater. If a member firm's capital is less than four percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm's net capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. At March 31, 2002, DLJSC's and CSFB Corp.'s net capital of approximately $975 million and $2.8 billion, respectively, was 15.5 percent and 52.4 percent, respectively, of aggregate debit balances and in excess of the minimum requirement by approximately $850 million and $2.7 billion, respectively.

        The Company's London-based broker-dealer subsidiaries are subject to the requirements of the Financial Services Authority. The Company's broker-dealer lite entity, Credit Suisse First Boston Capital LLC, is also subject to the uniform net capital rule, but calculates its net capital requirements under Appendix F of SEC Rule 15c3-1. Other U.S. and foreign broker-dealer subsidiaries of the Company are subject to net capital requirements of their respective regulatory agencies. At March 31, 2002, the Company and its broker-dealer subsidiaries complied with all applicable regulatory capital adequacy requirements.

9.    Cash and Securities Segregated Under Federal and Other Regulations

        In compliance with the Commodities Exchange Act, the Company segregates funds deposited by customers and funds accruing to customers as a result of trades or contracts. As of March 31, 2002 and December 31, 2001, cash and securities aggregating $1.7 billion and $1.0 billion, respectively, were segregated or secured in separate accounts on behalf of customers.

        In accordance with the Securities and Exchange Commission's no action letter dated November 3, 1998, the Company computed a reserve requirement for the proprietary accounts of introducing broker-dealers. As of March 31, 2002, no securities were required to be segregated on behalf of introducing broker-dealers. At December 31, 2001 securities aggregating $40.4 million were segregated on behalf of introducing broker-dealers.

        In addition, U.S. Treasury securities with a market value of $4.7 billion and $5.3 billion, as of March 31, 2002 and December 31, 2001, respectively, were segregated in a special reserve bank account to benefit customers as required by Rule 15c3-3 of the Securities and Exchange Commission.

10.    Derivative Contracts

        As of March 31, 2002, the only hedges that the Company has that qualify for hedge accounting under Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") are fair value hedges of fixed rate debt for which derivatives hedge the fair value of the debt. These derivatives and other derivatives that do not qualify as hedges under SFAS 133, are carried at fair value with changes in value included in other revenues in the condensed consolidated statements of income.

        The effectiveness of hedging relationships is evaluated using quantitative measures of correlation. If a hedge relationship is not found to be highly effective, it no longer qualifies as a hedge and any subsequent gains or losses attributable to the hedged item cease to be recognized, while the subsequent changes in the derivative instrument's fair value are recognized in earnings, in each reporting period. There were no gains or losses on derivatives that were excluded from the assessment of effectiveness during the three months ended March 31, 2002.

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

        The Company also purchases options for trading purposes. With purchased options, the Company gets the right, for a fee, to buy or sell the underlying instrument at a fixed price on or before a specified date. The underlying instruments for these options include mortgage-backed securities, equities, interest rates and foreign currencies. All options are reported at fair value, with changes in unrealized gains and losses included in principal transactions-net, in the condensed consolidated statements of income.

Forwards and Futures

        The Company enters into forward purchases and sales contracts for mortgage-backed securities and foreign currencies. In addition, the Company enters into futures contracts on equity-based indices, foreign currencies and other financial instruments as well as options on futures contracts.

        For forward contracts, cash is generally not required at inception; cash equal to the contract value is required at settlement. For futures contracts, the original margin is required generally in cash at inception; cash equal to the change in market value is required daily.

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

Quantitative Disclosures for All Trading Derivatives

        The fair values of derivative contracts, the majority of which are short-term in duration, outstanding at March 31, 2002 and December 31, 2001 are as follows:

	March 31, 2002		December 31, 2001
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Options	$654	$854	$968	$1,010
Forward contracts	445	372	1,652	1,647
Futures contracts	26	53	103	20
Swaps	365	74	354	280

Total	$1,490	$1,353	$3,077	$2,957

        All derivative contracts are carried at fair value with changes in unrealized gains and losses included in principal transactions—net in the condensed consolidated statements of income.

11.    Financial Instruments With Off-Balance Sheet Risk

        In the normal course of business, the Company's customer, trading and clearance activities include executing, settling and financing various securities and financial instrument transactions. To execute these transactions, the Company purchases and sells (including "short sales") securities, and purchases and sells forward contracts for mortgage-backed securities and foreign currencies and financial futures contracts. If the customer or counterparty to the transaction is unable to fulfill its contractual obligations, and margin requirements are not sufficient to cover losses, the Company may be exposed to off-balance sheet risk. In these situations, the Company may be required to purchase or sell financial instruments at prevailing market prices, which may not fully cover the obligations of its customers or counterparties. This risk is limited by requiring customers and counterparties to maintain margin collateral that complies with regulatory and internal guidelines. Additionally, with respect to the Company's clearance activities, introducing brokers are required to guarantee the performance of their customers to meet contractual obligations.

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

        The settlement of the above transactions is not expected to have a material adverse effect on the Company's condensed consolidated financial statements.

12.    Concentrations of Credit Risk

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

13.    Commitments and Contingent Liabilities

        The Company had commitments of approximately $2.3 billion and $1.7 billion at March 31, 2002 and December 31, 2001, respectively, to invest in or on a side-by-side basis with partnerships that make private equity and related investments in various portfolio companies or other private equity funds.

        The Company was contingently liable for letters of credit aggregating approximately $580 million and $588 million at March 31, 2002 and December 31, 2001, respectively. These letters of credit satisfy various collateral requirements.

        As of March 31, 2002 and December 31, 2001, the Company had commitments to enter into resale agreements of approximately $700 million and $3.0 billion, respectively. See "Contractual Obligations and Contingent Commitments" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this report.

14.    Industry Segment and Geographic Data

        The Company operates and manages its businesses through three operating divisions: Investment Banking and Private Equity Division ("IBD"), Securities Division consisting of Equity and Fixed Income ("FID") and Financial Services Division.

        Such divisions are managed based on types of products and services offered and their related client bases. The Company evaluates the performance of its divisions based primarily on income (loss) before income taxes and cumulative effect of a change in accounting principle.

        IBD raises and invests capital and provides financial advice to companies throughout the United States and abroad. Through IBD, the Company manages and underwrites offerings of securities, arranges private placements, provides client advisory and other services, pursues private equity investments in a variety of areas, and provides venture capital to institutional investors.

  Securities Divisions:

    The Equity business trades, conducts research on, originates and distributes equity and equity- related derivatives securities.

    The FID business trades, conducts research on, originates and distributes fixed income securities and fixed income related derivatives, and places private debt instruments.

        Financial Services Division provides a broad array of services to individual high-net-worth investors and the financial intermediaries that represent them. In addition the Division also provides introducing broker services, clearing, research and trading services.

		Securities Division
				Financial Services Division	Elimination & Other
	IBD	Equity	FID			Total
	(In millions)
Three months ended March 31, 2002:
Net revenues from external sources	$442	$404	$108	$277	$521	$1,752

Net interdivision revenues	—	—	—	11	(11)	—

Net interest revenue (expense)	7	18	424	34	(58)	425

Total expenses	464	317	391	269	188	1,629

Income (loss) before income taxes	$(15)	$105	$141	$53	$264	$548

Three months ended March 31, 2001:
Net revenues from external sources	$552	$747	$495	$278	$290	$2,362

Net interdivision revenues	—	—	—	65	(65)	—

Net interest revenue (expense)	(20)	(104)	171	73	33	153

Total expenses	539	471	390	344	312	2,056

Income (loss) before income taxes*	$(7)	$172	$276	$72	$(54)	$459

*
Before cumulative effect of a change in accounting principle.

        The Company allocates to its divisions a pro rata share of certain centrally managed costs such as leased facilities and equipment costs, employee benefits and certain general overhead expenses based upon specified amounts, usage criteria or agreed rates, and allocates interest expense based upon the type of asset. The division allocation of some costs, such as incentive bonuses, has been estimated.

        The Company has not allocated merger-related costs to its divisions since none of these costs represent normal operating costs. These costs are included in the Elimination & Other category. Also included in this category are the results, for the broker-dealers CSFBdirect LLC, DLJdirect Ltd. and Autranet, LLC, up to the time of, and the gain resulting from their sale, in the first quarter of 2002. All other accounting policies of the divisions are the same as those described in the summary of significant accounting policies.

        The following table is a reconciliation of the Company's reported revenues and income before provision for income taxes and cumulative effect of a change in accounting principle to the Company's consolidated totals:

	Three Months Ended March 31,
	2002	2001
	(In millions)
Revenues:
Total net revenues for reported divisions	$1,725	$2,257
Other(1)	452	258

Total consolidated net revenues	$2,177	$2,515

Income before provision for income taxes, and cumulative effect of a change in accounting principle:
Total income for reported divisions	$284	$513
Other(1)	264	(54)

Total income before provision for income taxes and cumulative effect of a change in accounting principle	$548	$459

(1)
Includes intercompany accounts/interdivision revenue charges that are eliminated in consolidation and revenues and expenses not allocated to the reported divisions.

The Company's principal operations are located in the United States. The Company maintains sales offices in Europe, Latin America and Asia. The Company's foreign revenues are not significant.

15.    Goodwill and Identifiable Intangible Assets

        On January 1, 2002, the Company adopted SFAS 142, which addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. Under the new standard, goodwill is no longer amortized but, instead, is tested annually for impairment.

        The cost of acquired companies in excess of the fair value of net assets at acquisition date is recorded as goodwill. As of March 31, 2002, and December 31, 2001, goodwill of $279 million and $249 million is included in goodwill and intangibles on the condensed consolidated statements of financial condition. Through December 2001, goodwill was amortized over a 20-year life on a straight-line basis. The Company is currently evaluating the impact of SFAS 142 with respects to the Standard's goodwill impairment provisions.

        The following table sets forth reported net income, as adjusted to exclude goodwill amortization expense:

	Three Months Ended March 31,
	2002	2001
	(In millions)
Net income as reported	$353	$303

Net income as adjusted	$353	$314

        On January 31, 2002, the Company acquired the assets of Holt Value Associates, L.P., a leading provider of independent research and valuation services to asset managers, which will be integrated with CSFBEdge, the Company's online research and valuation database service. This acquisition was accounted for as a purchase. In connection with the acquisition, the Company recorded approximately $30 million of goodwill and approximately $30 million of intangible assets relating primarily to software and customer base.

16.    Legal Proceedings

        Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The following is an update of such proceedings and significant proceedings that have arisen since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

AmeriServe Food Distribution Inc. Litigation

        On or about April 11, 2002, DLJSC settled the case filed by Morgens Waterfall Holdings, LLC ("Morgens") in the U.S. District Court for the Southern District of New York that arose out of Morgens' purchases of the secured AmeriServe notes issued on or about October 1, 1999. The Bankruptcy Court has approved this settlement, resulting in the voluntary dismissal of Morgens as a plaintiff in the adversary proceeding pending against DLJ Capital Funding.

        The Bankruptcy Court's approval of the settlement reached in the action filed by Conseco Capital Management, Inc. ("Conseco") and certain affiliated entities in the U.S. District Court for the Southern District of New York arising out of alleged misrepresentations and omissions relating to Conseco's purchases of the secured AmeriServe notes issued on or about October 1, 1999 has resulted in the voluntary dismissal of Conseco as a plaintiff in the adversary proceeding pending against DLJ Capital Funding.

Independent Energy Holdings PLC Litigation

        In the consolidated action captioned In re Independent Energy Holdings PLC Securities Litigation pending in the U.S. District Court for the Southern District of New York, our entities have opposed plaintiffs' motion for class certification.

        The Company intends to defend vigorously against all of the claims asserted in this matter.

Litigation Relating To IPO Allocation Practices

        On April 19, 2002, the plaintiffs in the large number of putative class action complaints filed in the U.S. District Court for the Southern District of New York concerning IPO allocation practices filed consolidated amended complaints. The complaints allege various violations of the federal securities laws resulting from alleged material omissions and misstatements in registration statements and prospectuses for the initial public offerings, and in some cases follow-on offerings, and with respect to transactions in the aftermarket. The complaints also allege that misleading analyst reports were issued to support the issuers' allegedly manipulated stock price and that such reports filed to disclose the alleged allocation practices or that analysts were allegedly subject to conflicts of interest.

        On March 29, 2002, CSFB Corp. moved to dismiss the complaint in the action currently pending in the U.S. District Court for the Southern District of New York brought by a putative class of issuers in initial public offerings in which CSFB Corp. acted as lead manager.

        On April 17, 2002, the claims against CSFB Corp. and four other investment banks, in the putative class action filed with the U.S. District Court for the Southern District of New York alleging violations of the federal securities laws resulting from the issuance of research reports on certain internet and technology company stocks, were dismissed without prejudice.

        The Company intends to defend vigorously against all of the claims asserted in these matters.

Enron-related Litigation and Inquiries

        Since February 27, 2002, CSFBI, DLJSC, and certain other investment banks, along with NewPower Holdings, Inc. ("NewPower") and certain of NewPower's directors, have been named as defendants in eleven putative class actions filed with the U.S. District Court for the Southern District of New York. One of our employees is a director of NewPower and is named in nine of the eleven complaints. These complaints allege violations of federal securities law due to alleged material misrepresentations in, and omissions of material fact from, the registration statement and prospectus issued in connection with NewPower's October 5, 2000 IPO, and for alleged misrepresentations and omissions regarding NewPower after the IPO. According to the complaints, NewPower was formed by Enron in 1999, and Enron remains NewPower's controlling shareholder. On April 24, 2002, the Court ordered that a consolidated complaint be filed 45 days after a lead plaintiff has been selected. We intend to defend ourselves vigorously against all of the claims asserted in this matter.

        On March 15, 2002, certain executives and directors of Enron, Arthur Andersen, and CSFB Corp. were named in a putative class action filed in the U.S. District Court for the Southern District of Mississippi by purchasers of publicly traded Enron securities who purchased between October 19, 1998, and November 27, 2001. This complaint alleges violations of federal securities laws due to alleged misstatements and omissions of material fact contained in certain registration statements and prospectuses issued in connection with the sale of certain Enron debt securities and common stock, and for alleged misstatements and omissions of material fact regarding the financial condition of Enron. We intend to defend ourselves vigorously against all of the claims asserted in this matter.

        On April 8, 2002, Enron and certain executives and directors of Enron, Arthur Andersen and certain partners, executives and employees of Arthur Andersen, the law firm of Vinson & Elkins, L.L.P. and certain partners of Vinson & Elkins, and CSFB Corp. and certain other investment banks, were named in a putative class action filed in the U.S. District Court for the Southern District of Texas by Enron employees who participated in various Enron employee savings plans. The complaint alleges violations of the Employment Retirement Income Security Act of 1974, or ERISA, for various breaches of fiduciary duty, violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, state law negligence, and civil conspiracy for alleged misconduct in connection with the administration of Enron's employee savings plans. CSFB and the other investment banking defendants have been named only in connection with the RICO and civil conspiracy claims. We intend to defend ourselves vigorously against all of the claims asserted in this matter.

        On April 8, 2002, Enron and certain executives and directors of Enron, Arthur Andersen and certain partners, executives and employees of Arthur Andersen, the law firms of Vinson & Elkins, L.L.P. and Kirkland & Ellis, and CSFB Corp. and certain other investment banks, were named in a consolidated putative class action filed in the U.S. District Court for the Southern District of Texas by purchasers of Enron publicly traded equity and debt securities between October 19, 1998, and November 27, 2001. The complaint alleges violations of the federal securities laws for alleged misstatements and omissions of material fact regarding the financial condition of Enron, alleged misstatements and omissions of material fact in connection with various registration statements and prospectuses issued in connection with the sale of certain Enron securities and alleged controlling person liability, and violations of the Texas Securities Act for alleged material misstatements and omissions of material fact in connection with registration statements and prospectuses issued in connection with the sale of certain Enron debt securities. CSFB has been named only in connection with the claims under the federal securities laws for alleged misstatements and omissions of material fact regarding the financial condition of Enron and for controlling person liability. Our entities intend to defend themselves vigorously against all of the claims asserted in this matter.

        On March 15, 2002, certain executives and directors of Enron, Arthur Andersen, and CSFB Corp. and certain other investment banks were named in an action filed in the Circuit Court of Montgomery County, Alabama. A first amended complaint was filed on April 3, 2002. The first amended complaint alleges violations of the Securities Act of Alabama, the federal securities laws, as well as violations of Alabama statutory and common law due to alleged misstatements and omissions of material fact from certain registration statements and prospectuses issued in connection with the sales of certain Enron debt securities and common stock and for alleged material misstatements and omissions regarding Enron. CSFB has been named only in connection with the claims under Alabama law. On April 22, 2002, the defendants removed the action to Alabama federal court and moved to transfer the action to New York federal court. On April 24, 2002, plaintiff filed a motion to remand the action to Alabama state court. The Alabama federal court has set a hearing for May 20, 2002 to consider the transfer and remand motions. We intend to defend ourselves vigorously against all of the claims asserted in this matter.

        CSFB Corp., as well as, the Company understands, other investment banks, have received inquiries and requests for information from certain U.S. Congressional committees, the Securities and Exchange Commission and the New York Stock Exchange regarding certain transactions and business relationships with Enron and its affiliates, including certain Enron-related special purpose entities. The Company is cooperating fully with such inquiries and requests.

Research Matters

        The New York State Attorney General, the Secretary of the Commonwealth of Massachusetts, Securities Division, the Securities and Exchange Commission, the National Association of Securities Dealers, and the NYSE, are reviewing the independence of research departments. CSFB Corp., as well as, we understand, other financial services firms, have been asked to provide information and documents. We are fully cooperating with these inquiries.

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

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

ITEM 2    Management's Discussion and Analysis of Financial Condition and Results of Operations

        We are a leading integrated investment bank serving institutional, corporate, government and individual clients. We are part of the Credit Suisse First Boston business unit, which we call CSFB, of Credit Suisse Group, and our results do not reflect the overall performance of CSFB or Credit Suisse Group. When we use the terms "we" and "our" and the "Company", we mean Credit Suisse First Boston (USA), Inc., a Delaware corporation, and its consolidated subsidiaries.

BUSINESS ENVIRONMENT

        Our principal business activities, investment banking and private equity, securities underwriting, sales and trading, and introducing brokerage services, are, by their nature, highly competitive and subject to general market conditions which include volatile trading markets and fluctuations in the volume of market activity. Consequently, our results have been, and are likely to continue to be, subject to wide fluctuations reflecting the impact of many factors beyond our control, including securities market conditions, the level and volatility of interest rates, competitive conditions and the size and timing of transactions.

        In the first quarter of 2002, the global economy showed signs of a mild recovery, however, uncertainty about the economic recovery combined with a loss in corporate and investor confidence resulted in reduced levels of corporate activity. Conditions in the financial markets remain difficult in 2002. Stock and bond issuances have increased globally and in the United States, primarily driven by debt issues, but only a modest increase in equities. The value of United States stock issues rose almost 10% during the first quarter of 2002 compared to the period a year ago. The bond market continued to be strong, driven by a desire by many firms to decrease their use of short-term commercial paper, combined with a favorable interest rate environment. There was very little merger activity in the United States during the first quarter of 2002 as the recession and volatile stock market negatively affected corporate confidence. United States mergers and acquisitions volume dropped by more than 50% from the first quarter of 2001. Global mergers and acquisitions volume hit a seven-year low in the first quarter of 2002, falling 46% from the same period a year ago. An increase in dollar volume in the initial public offering market during the first quarter of 2002 versus the same period a year ago was encouraging, although the number of new issues was the lowest in a quarter since 1980. These conditions caused a decline in the Company's net revenues compared to the quarter ended March 31, 2001.

CRITICAL ACCOUNTING POLICIES

        For a discussion of the Company's accounting policies that may involve a higher degree of judgment and complexity, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies" included in its Annual Report on Form 10-K for the year ended December 31, 2001.

RECENT DEVELOPMENTS

        As part of CSFB's strategy to focus on core business while reducing costs, in the first quarter of 2002 we completed the sale of CSFBdirect, our online trading operations, and Autranet, LLC, a broker-dealer subsidiary active in the distribution to institutional investors of investment research products purchased from independent research specialists. On February 1, 2002, we completed the sale of the U.S.-based CSFBdirect business to Bank of Montreal for $534 million. On January 25, 2002, we completed the sale of the U.K.-based CSFBdirect business to TD Waterhouse. On February 1, 2002, we completed the sale of Autranet to The Bank of New York. As a result of the sales, we recorded a total pre-tax gain of $528 million in the first quarter of 2002.

        On January 31, 2002, we acquired the assets of Holt Value Associates, L.P., a leading provider of independent research and valuation services to asset managers, which will be integrated with CSFBEdge, the Company's on line research and valuation database service.

        In April 2002, we issued $2.5 billion of senior notes, $300 million of medium-term notes and $605 million of Euro medium-term notes maturing on various dates through 2032.

        In April 2002, the Company filed a new $10 billion shelf registration statement with the SEC, which has been declared effective and which allows the Company to issue from time to time senior and subordinated debt securities and warrants to purchase such securities.

RESULTS OF OPERATIONS

        The Company recorded net income of $353 million for the three months ended March 31, 2002 compared to net income of $303 million for the three months ended March 31, 2001. This result reflects the challenging market conditions throughout the industry in 2002, with weaknesses in the global economy and other factors leading to dramatically lower levels of equity issuance and merger and acquisition activity. The results for the quarter ended March 31, 2002 include a pre-tax gain of $528 million from the sale of three broker-dealer subsidiaries. The results for the quarter ended March 31, 2001 include a pre-tax gain of $163 million on the assignment of the lease and related sale of leasehold improvements on the Company's former headquarters.

        The Company's businesses are materially affected by conditions in the financial markets and economic conditions generally. Unpredictable or adverse market and economic conditions may adversely affect our results of operations. See "Business—Certain Factors That May Affect Our Business" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Results by Segment

        The Company operates and manages its businesses through three operating divisions: Investment Banking and Private Equity Division ("IBD"), Securities Division consisting of Equity and Fixed Income ("FID") and Financial Services Division.

        Such divisions are managed based on types of products and services offered and their related client bases. The Company evaluates the performance of its divisions based primarily on income (loss) before income taxes and cumulative effect of a change in accounting principle.

        IBD raises and invests capital and provides financial advice to companies throughout the United States and abroad. Through IBD, the Company manages and underwrites offerings of securities, arranges private placements, provides client advisory and other services, pursues private equity and private equity investments in a variety of areas, and provides venture capital to institutional investors.

  Securities Division:

          The Equity business trades, conducts research on, originates and distributes equity and equity-related derivative securities.

          The FID business trades, conducts research on, originates and distributes fixed income securities and fixed income related derivatives, and places private debt instruments.

        The Financial Services Division provides a broad array of services to individual high-net-worth investors and the financial intermediaries that represent them. In addition the Company also provides introducing broker services, clearing, research and trading services.

        The following table sets forth the net revenues, operating expenses, and income (loss) before provision for income taxes, and the cumulative effect of a change in accounting principle of our divisions:

	Three Months Ended March 31,
	2002	2001
	(In millions)
Investment Banking and Private Equity Division
Net Revenues	$449	$532
Total Expenses	464	539

Loss(1)	(15)	(7)
Securities Division
Equity
Net Revenues	422	643
Total Expenses	317	471

Income(1)	105	172
Fixed Income
Net Revenues	532	666
Total Expenses	391	390

Income(1)	141	276
Subtotal Securities Division
Net Revenues	954	1,309
Total Expenses	708	861

Income(1)	246	448
Financial Services Division
Net Revenues	322	416
Total Expenses	269	344

Income(1)	53	72
Total(2)
Net Revenues(1)	2,177	2,515
Total Expenses(3)	1,629	2,056

Income(1)	$548	$459

(1)
Before provision for income taxes and cumulative effect of change in accounting principle.

(2)
Includes amounts that are not allocated to any operating division, including a pre-tax gain of $528 million from the sale of certain broker-dealer subsidiaries during the first quarter 2002 and revenue amounts that are not allocated to any reporting division.

(3)
Includes approximately $188 million and $312 million in 2002 and 2001, respectively, relating to certain merger-related and other charges that are not allocated to the divisions.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

        For the three months ended March 31, 2002, total net revenues decreased $338 million, or 13.4% to $2.2 billion. Total net revenues decreased primarily as a result of decreases in principal transactions, investment banking and advisory fees and commissions, offset by an increase in net interest income and other income. The results in the first quarter of 2002 also include a one-time pre-tax gain included in other income of approximately $528 million on the sale of CSFBdirect, LLC, DLJdirect Ltd., and Autranet, LLC.

The first quarter of 2001 included a pre-tax gain of $163 million on the assignment of the lease and related sale of leasehold improvements on the Company's former headquarters.

        In the Securities Division, Equity net revenues decreased $221 million or 34.4% to $422 million primarily as a result of decreased trading revenues offset by higher commissions and lower net interest expense, and Fixed Income net revenues decreased $134 million or 20% to $532 million, principally as a result of decreased trading revenue and underwriting fees, offset by an increase in net interest income. Investment Banking and Private Equity Division's net revenues decreased $83 million or 15.6% to $449 million primarily due to decreased mergers and acquisitions advisory fees offset by higher trading revenues and positive net interest income. Financial Services Division's net revenues decreased $94 million or 22.6% to $322 million primarily as a result of decreases in commissions, trading revenues and net interest income.

        Principal transactions—net decreased $714 million or 88.4% to $94 million primarily as a result of losses from the Securities Division, particularly in mortgages and other fixed income products as well as equities.

        Investment banking and advisory revenues decreased $185 million or 20.1% to $740 million primarily as a result of a decline in fees due to continued reduced mergers and acquisitions activity.

        Commission revenues decreased $56 million or 12.8% to $384 million primarily as a result of the sale of our broker-dealer subsidiaries in the first quarter of 2002.

        Interest and dividend income, net of interest expense increased $272 million or 178.8% to $425 million. The increase was a result of reduced interest expense because of the decline in global interest rates since the first quarter of 2001, which has reduced funding costs.

        Total expenses for the three months ended March 31, 2002 decreased $427 million or 20.8% to approximately $1.6 billion primarily due to the initial results of a $1 billion cost cutting initiative for the CSFB business unit begun in the fourth quarter of 2001.

        Employee compensation and benefits decreased $292 million or 21.9% to $1.0 billion, primarily due to staff reductions and lower bonus accruals. As is normal in our industry, a significant portion of compensation expense is a bonus amount awarded at or shortly after year-end. Bonuses are estimated and recorded throughout the year based upon a number of factors including the profitability of each business division and market conditions. From time to time we guarantee certain minimum compensation levels to attract new employees or to retain existing employees in a competitive environment. Consistent with industry practice, certain of these guarantees were multi-year. As a result of the change in senior management, the poor market conditions, and efforts to promote greater teamwork across divisions and product areas, certain of these guarantees were renegotiated in 2001 and contributed to the decrease in employee compensation and benefits. A portion of our non-cash incentive compensation consists of awards of Credit Suisse Group shares under a Credit Suisse Group stock plan, options to acquire shares, and units, the value of which is tied to the return on equity of CSFB over a three-year period.

        Occupancy and equipment rental decreased $13 million to $142 million as a result of consolidation of office facilities and decreased head count; brokerage, clearing, exchange fees and other expenses remained essentially flat at $71 million; communications expense decreased by $16 million to $62 million; and professional fees decreased $26 million to $58 million all as a result of our cost-cutting initiatives. Merger-related costs of $91 million reflect the accrual during the quarter of retention awards related to the Acquisition. Other operating expenses decreased $27 million to $163 million.

        In the Securities Division, Equity pre-tax income decreased $67 million to $105 million primarily due to decreased trading revenues, and Fixed Income pre-tax income decreased $135 million to $141 million primarily as a result of decreased trading revenues. Investment Banking and Private Equity Division's pre-tax loss increased $8 million to $15 million principally as a result of decreased underwriting and placement fees. Financial Services Division's pre-tax income decreased $19 million to $53 million primarily as a result of decreased commissions, trading revenue and net interest income.

        Our income tax provision for the three months ended March 31, 2002 and 2001 was $195 million and $157 million, a 35.6% and 34.1% effective tax rate, respectively.

        Net income for the three months ended March 31, 2002 was $353 million compared with $303 million for 2001.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Management Oversight

        The Company believes that maintaining access to liquidity is fundamental for firms operating in the financial services industry. The Company has therefore established a comprehensive process for the management and oversight of its liquidity, funding and capital strategies. The Capital Allocation and Risk Management Committee ("CARMC") has primary oversight responsibility for these functional disciplines. CARMC periodically reviews and approves our liquidity management policies and targets, in addition to reviewing our liquidity position and other key risk indicators. The Corporate Treasury department is responsible for the management of liquidity, long-term funding and capital as well as relationships with creditor banks. It also maintains regular contact with both rating agencies and regulators on liquidity and capital issues. See "Liquidity" in "Business—Certain Factors that May Affect the Company's Business" in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

        In addition to these liquid assets, as part of our investment banking and fixed income market activities we also maintain positions in less liquid assets, including mortgage whole loans, leveraged funds, high yield debt securities and private equity investments. These assets may be relatively illiquid at times, including periods of market stress. We typically fund a significant portion of less liquid assets with long-term borrowings and stockholders' equity.

        Because of changes relating to customer needs, economic and market conditions and proprietary trading and other strategies, our total assets or the individual components of total assets may vary significantly from period to period. At March 31, 2002 and December 31, 2001, our total assets were $232.7 billion and $218.3 billion, respectively.

Funding Sources and Strategy

        The majority of our assets are funded by collateralized short-term borrowings, which include repurchase agreements and securities loaned. Other significant funding sources include commercial paper, short-term borrowings from affiliates, payables to customers and broker/dealers, long-term borrowings and stockholders' equity. Short-term funding is generally obtained at rates related to the Federal Funds rate, LIBOR or other money market indices, while long-term funding is generally obtained at fixed and floating rates related to U.S. Treasury securities or LIBOR. Depending upon prevailing market conditions, other borrowing costs are negotiated. We continually aim to broaden our funding base by geography, investor and funding instrument.

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

Contractual Obligations and Contingent Commitments

        We have contractual obligations to make future payments under long-term debt and long-term non-cancelable lease and other agreements and have contingent commitments under a variety of commercial arrangements as described in the notes to our condensed consolidated financial statements.

        The following table sets forth our long-term contractual obligations as of March 31, 2002:

Contractual Obligations

	Less than 1 year	1-2 years	3-4 years	After 4 years	Total
	(In millions)
Long term debt	$3,847	$3,188	$1,923	$10,599	$19,557
Operating leases	179	358	344	1,776	2,657

Total contractual obligations	$4,026	$3,546	$2,267	$12,375	$22,214

        Our long-term borrowings are on an unsecured basis. As of March 31, 2002 and December 31, 2001, the weighted average maturity of our long-term borrowings was approximately 4.2 years and 4.0 years, respectively. Our lease obligations are primarily for our principal offices in New York City and our other office locations.

        The following table sets forth our short-term unsecured borrowings at March 31, 2002 and December 31, 2001.

	March 31, 2002	December 31, 2001
	(In millions)
Bank Loans	$414	$911
Commercial paper(1)	1,132	1,200
Loans from affiliates(2)	14,763	7,059

Total	$16,309	$9,170

(1)
Reflects amounts outstanding at March 31, 2002 and December 31, 2001 under our $7 billion commercial paper programs.

(2)
We have significant financing transactions with Credit Suisse Group and certain of its subsidiaries. See "Related Party Transactions".

        The following table sets forth our contingent commitments at March 31, 2002:

Contingent Commitments

	Less than 1 year	1-2 years	3-4 years	Over 4 years	Total Amounts Committed
	Amount of Commitment Expiration Per Period (In millions)
Standby letters of credit(1)	$580	$—	$—	$—	$580
Private equity(2)	55	6	292	1,929	2,282

Total contingent commitments	$635	$6	$292	$1,929	$2,862

(1)
Since commitments associated with letters of credit may expire unused, the amounts shown do not necessarily reflect actual future cash funding requirements.

(2)
We have commitments to invest in various partnerships that make private equity and related investments in various portfolio companies or other private equity funds.

        We issue guarantees to customers of certain of our consolidated subsidiaries with respect to obligations of such subsidiaries incurred in the ordinary course of their business. The underlying obligations for these guarantees are reflected in our condensed consolidated financial statements, as such, the guarantees do no create any incremental liability. We also issue from time to time a limited number of guarantees in respect of affiliated sister company obligations incurred in the ordinary course of business. These sister company obligations are not reflected in our financial statements but are reflected in the financial statements of our ultimate parent companies, Credit Suisse First Boston and Credit Suisse Group. These guarantees are not included in the table above and are not a material contingent commitment.

        As of March 31, 2002, we had commitments to enter into resale agreements of $700 million. See Note 13 of the condensed consolidated financial statements for more information on our commitments and contingent liabilities.

Revolving Credit Facility

        We maintain a committed revolving credit facility with various banks that, if drawn upon, would bear interest at short-term rates, such as Federal Funds or LIBOR. In May 2001, we replaced our $2.8 billion revolving credit facility with a 364-day $3.5 billion facility available to CSFBI and us as borrowers. Proceeds from borrowings under this facility can be used for general corporate purposes and Credit Suisse Group guarantees the facility. The facility contains customary covenants that we believe will not impair our ability to obtain funding. At March 31, 2002, no borrowings were outstanding under this facility. We expect to enter into a similar facility at the end of May 2002 to replace the existing facility.

Long-term Funding

        We issue long-term debt through U.S. and Euro medium-term note programs, as well as syndicated and privately placed offerings around the world.

        Our currently effective $10.0 billion shelf registration statement on file with the SEC allows us to issue from time to time senior and subordinated debt securities and warrants to purchase such securities. At May 10, 2002 we had $10.0 billion available for issuance.

        During the quarter ended March 31, 2002, we issued $1.9 billion of medium term notes maturing on various dates through 2007 off our predecessor $10.5 billion shelf registration statement. In January 2002, we also issued $2.0 billion 6.5% of senior notes due 2012. In addition in April 2002 we issued $1.75 billion of 5.75% senior notes due 2007, $750 million of 6.5% senior notes due 2012 and $300 million of medium-term notes off our predecessor shelf registration statement.

        In July 2001, we established a Euro medium-term note program to issue up to $5 billion of notes. During the first quarter of 2002, we issued $217 million of Euro medium-term notes. In April 2002, we issued $605 million of senior notes off this program.

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

        At March 31, 2002, our ratings and ratings outlooks were as follows:

	Long-Term Debt	Commercial Paper	Outlook
Fitch	A+	F-1+	ratings watch positive
Moody's	Aa3	P-1	stable
Standard & Poor's	AA-	A-1+	stable

        On October 5, 2001, Fitch affirmed our credit ratings and noted that we remain on "ratings watch positive". On October 31, 2001, Moody's upgraded our long-term debt rating from A1 to Aa3. On February 20, 2002, Moody's affirmed our credit ratings but revised our outlook from "positive" to "stable", reflecting the impact of the weak economic environment on our operating performance.

        On May 10, 2002, Standard & Poor's affirmed our long and short-term counterparty credit ratings at AA- and A-1+, respectively, and revised our outlook, an indication of longer-term trends, to "stable" from "negative". In addition, Standard & Poor's lowered the long and short-term counterparty credit ratings of Credit Suisse Group, our ultimate parent, to A+ and A-1 from AA- and A-1+, respectively. Credit Suisse Group's outlook was revised to "stable" from "negative". Further, Standard & Poor's lowered the long-term counterparty credit rating of Credit Suisse First Boston, a Swiss bank ("CSFB"), which is the Company's indirect parent and a subsidiary of Credit Suisse Group. CSFB's long-term credit rating was lowered to AA- from AA, its short-term credit rating was affirmed at A-1+ and its outlook was changed to "stable" from "negative."

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

Regulated Subsidiaries

        As registered broker-dealers and member firms of various self-regulatory organizations, each of our U.S. broker-dealer subsidiaries, which include DLJSC and CSFB Corp., is subject to the uniform net capital rule, Rule 15c3-1 of the Exchange Act. This rule specifies the minimum level of net capital a broker-dealer must maintain and also requires that part of its assets be kept in relatively liquid form. DLJSC and CSFB Corp. are also subject to the net capital requirements of the Commodity Futures Trading commission and various commodity exchanges. At March 31, 2002, DLJSC and CSFB Corp. had aggregate regulatory net capital, after adjustments required by Rule 15c3-1, of approximately $975 million and $2.8 billion, respectively, which exceeded minimum net capital requirements by $850 million and $2.7 billion, respectively. See Note 8 of the condensed consolidated financial statements. Credit Suisse First Boston Capital LLC is registered with the SEC as an over-the-counter derivatives dealer (also known as a "broker-dealer lite") and is also subject to the uniform net capital rule, but calculates its requirements under Appendix F to Rule 15c3-1.

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

        At March 31, 2002, our broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements.

Cash Flows

        Our consolidated statements of cash flows classify cash flow into three broad categories: cash flows from operating activities, investing activities and financing activities. Our net cash flows are principally associated with operating and financing activities, which support our trading, customer and banking activities.

Three Months Ended March 31, 2002 and 2001

        At March 31, 2002, and December 31, 2001 cash and cash equivalents totaled $1.6 billion and $1.7 billion, respectively, a decrease of $0.1 billion and an increase of $1.1 billion, respectively.

        Net cash used in operating activities totaled $13.1 billion and $3.1 billion for the three months ended March 31, 2002 and 2001, respectively. In 2002, there were increases in assets including securities borrowed of $4.6 billion, receivables from customers of $3.9 billion and receivables from brokers, dealers and others of $3.3 billion, and a decrease in accounts payable and accrued expenses of $1.9 billion and other liabilities of $1.3 billion. These were partially offset by increases in financial instruments sold, not yet purchased of $2.1 billion and securities loaned of $1.3 billion. In 2001, there were increases in assets including receivables from brokers, dealers and other of $2.7 billion and a decrease in securities loaned of $3.7 billion, financial instruments sold not yet purchased of $3.9 billion and accounts payable and accrued expenses of $3.1 billion, partially offset by an increase in securities borrowed of $5.6 billion and receivables from customers of $3.8 billion

        For the three months ended March 31, 2002 and 2001, net cash (used in) provided by investing activities was ($3.7) billion and $252 million, respectively. In 2002, there was an increase in receivables from parent and affiliates of $4.5 billion.

        In the first three months of 2002 and 2001, net cash provided by financing activities totaled $16.7 billion and $4.0 billion, respectively, of which $12.8 billion and $4.7 billion was provided by short-term financings (principally repurchase agreements), respectively. In addition, during the three months ended March 31, 2002, the Company issued $1.9 billion of medium-term notes and $217 million of medium-term notes off its $5 billion Euro medium-term notes program. The Company also issued $2.0 billion of senior notes. During the three months ended March 31, 2001 we redeemed $753 million of medium-term notes.

RELATED PARTY TRANSACTIONS

        Credit Suisse Group ("CSG"), through CSFBI, owns all of our outstanding voting common stock. The Company is involved in significant financing and other transactions, and has significant related party balances, with CSG and certain of its subsidiaries and affiliates. The Company enters into these transactions in the ordinary course of business and believes that the terms of these transactions are on market terms that could be obtained from unrelated third parties.

        The following table sets forth related party assets and liabilities:

	March 31, 2002	December 31, 2001
	(In millions)
Securities purchased under agreements to resell	$6,614	$2,740
Securities borrowed	2,048	1,552
Receivables from brokers, dealers and other	65	(507)
Taxes receivable	382	8
Loans receivable	11,910	7,433

Total Assets	21,019	11,226

Securities sold under agreements to repurchase	17,323	13,994
Securities loaned	16,314	12,604
Loans and notes payable	14,763	7,059
Payables to brokers, dealers and other	798	1,732
Taxes payable	721	730
Intercompany payables	62	598

Total Liabilities	49,981	36,717

Net	$28,962	$25,491

        Included in these related party transactions are revenues and expenses resulting from various securities trading, investment banking and financing activities with certain affiliates, as well as fees for administrative services performed by the Company under the terms of a management fee arrangement. Management fees are treated as a reduction of expenses in the condensed consolidated statements of income.

        The following table sets forth related party revenues and expenses:

	Three Months Ended
	March 31, 2002	December 31, 2001
	(In millions)
Commissions	$(2)	$(1)
Interest Income	46	103

Total Revenues	$44	$102

Interest Expense	$165	$628

Total Expenses	$165	$628

        Pursuant to an agreement, the Company sold at cost, without recourse, to CSFBI the right, title and interest in certain assets aggregating $213.8 million at March 31, 2002.

        See "Derivatives" and "Off Balance Sheet Transactions" for further discussion of transactions with affiliated companies as well as Note 3 to the condensed consolidated financial statements.

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

Quantitative Disclosures for All Trading Derivatives

        The fair values of trading derivatives outstanding at March 31, 2002 and December 31, 2001 are as follows:

	March 31, 2002		December 31, 2001
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Options	$654	$854	$968	$1,010
Forward contracts	445	372	1,652	1,647
Futures contracts	26	53	103	20
Swaps	365	74	354	280

Total	$1,490	$1,353	$3,077	$2,957

        These amounts are included as derivative contracts in financial instruments owned/sold not yet purchased in the condensed consolidated statements of financial condition. The majority of our derivatives are short-term in duration.

Derivatives With Related Parties

        Included below are derivative transactions with related parties consisting primarily of interest rate, foreign exchange and credit default swaps. The fair value of derivatives outstanding at March 31, 2002 and December 31, 2001, with related parties is as follows:

	March 31, 2002		December 31, 2001
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Options	$114	$255	$157	$383
Forward contracts	437	195	212	117
Swaps	117	39	341	209

	$668	$489	$710	$709

Sources and Maturities of OTC Derivatives

        The following table sets forth the distributions, by maturity, of substantially all of our exposure with respect to over-the-counter derivatives as of March 31, 2002 after taking into account the effect of netting agreements. Fair values were determined on the basis of pricing models and other valuation methods.

	Assets Fair Value at March 31, 2002
	Maturity less Than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in Excess of 5 years	Total Fair Value
	(In millions)
Options	$98	$185	$71	$55	$409
Forward Contracts	390	54	1	—	445
Swaps	115	113	61	76	365

Total	$603	$352	$133	$131	$1,219

	Liabilities Fair Value at March 31, 2002
	Maturity less Than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in Excess of 5 years	Total Fair Value
	(In millions)
Options	$314	$166	$208	$67	$755
Forward Contracts	317	53	2	—	372
Swaps	1	13	46	14	74

Total	$632	$232	$256	$81	$1,201

PRIVATE EQUITY ACTIVITIES

        Our private equity activities include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. Our subsidiaries act as general partner of many of these private equity partnerships. These investments are carried at estimated fair value in our consolidated financial statements. These instruments are primarily in unlisted or illiquid equity or equity-related securities. At March 31, 2002, we had private equity and other long-term investments of $854 million and had commitments to invest up to an additional $2.3 billion. We managed or advised funds and proprietary equity portfolios with total committed capital of $20.1 billion and $20.7 billion at March 31, 2002 and December 31, 2001, respectively.

HIGH-YIELD DEBT AND MORTGAGE WHOLE LOANS AND OTHER NON-INVESTMENT-GRADE DEBT

        We underwrite, trade and hold high-yield debt, mortgage whole loans, loan participations and foreign sovereign debt and other non-investment-grade debt. Due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions, these securities generally involve greater risk than investment-grade securities. We record high-yield debt at fair value, mortgage whole loans and loan participations at lower of cost or fair value and foreign sovereign and other non-investment-grade debt at fair value. Timing of the securitization of our mortgage whole loan inventory will impact the size of our positions at any given time. The following summarizes our positions in these instruments:

	March 31, 2002		December 31, 2001
	Long	Short	Long	Short
	(In millions)
High-yield debt	$839	$610	$895	$731
Mortgage whole loans	7,344	1,070	6,846	856
Loan participations	127	—	162	—
Other non-investment grade debt	29	—	187	—

Total	$8,339	$1,680	$8,090	$1,587

OFF BALANCE SHEET ARRANGEMENTS

        In the ordinary course of business, we sell commercial and residential mortgage whole loans to special purpose vehicles ("SPVs"). These SPVs are set up by our subsidiaries and affiliates to securitize mortgage whole loans. Our principal broker-dealer subsidiary, CSFB Corp., underwrites asset-backed securities for the SPVs. These SPVs are qualified special purpose vehicles ("QSPEs") under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" a replacement of FASB Statement No. 125" ("SFAS 140"). As more fully described below under "Accounting Developments", SFAS 140 sets forth specific guidelines to distinguish transfers of financial assets that are sales from transfers that are secured borrowings. An SPV that is a QSPE is not required to be consolidated in the transferor's financial statements. For an SPV to qualify as a QSPE, certain conditions must be met such as being an entity demonstratively distinct from the transferor, with limits on permitted activities, assets it can hold and permitted sales, exchanges, puts or distribution of its assets. Since our securitization SPVs have been structured to qualify as QSPEs, the related assets and liabilities are not consolidated into our financial statements. For the three months ended March 31, 2002 we sold $3.0 billion of mortgage whole loans to such QSPEs.

        In addition, we also engage indirectly in securitization transactions pursuant to which we sell mortgage whole loans and other financial instruments to affiliates of CSFBI. These affiliates in turn transfer such assets to SPVs. In the normal course of business, we sell mortgage whole loans and other financial instruments to such affiliates in connection with such transactions on market terms that could be obtained from unaffiliated parties. For the three months ended March 31, 2002, we sold approximately $3.7 billion of mortgage whole loans to such affiliates in connection with such transactions.

ACCOUNTING DEVELOPMENTS

        In June 2001, the Financial Accounting Standards Board (the "FASB"), issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. The pooling of interest method will no longer be permitted. The Company previously adopted SFAS 141 for all business combinations initiated after June 30, 2001. Effective January 1, 2002, the Company adopted the remaining provisions of SFAS 141.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill be reviewed for impairment instead of being amortized to earnings. The statement is effective for fiscal years beginning after December 15, 2001. Effective January 1, 2002, the Company adopted SFAS 142. The Company is still evaluating the impact of SFAS 142 with respect to the Standard's goodwill impairment provisions. See Note 15 of the condensed consolidated financial statements for more information on goodwill and other intangible assets.

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

        In October 2001, the FASB, issued Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which replaces FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 requires that long-lived assets which are "held for sale" be measured at the lower of carrying amount or fair value less cost to sell and also broadens the reporting requirements for discontinued operations. This statement is effective for fiscal years beginning after December 15, 2001, and is to be applied prospectively. Effective January 1, 2002, the Company adopted SFAS 144.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management is evaluating the impact of adopting SFAS 145.

ITEM 3:    Quantitative and Qualitative Disclosures about Market Risk

Risk Management and Value at Risk

        For a description of our risk management policies and procedures and the value-at-risk ("VAR") model, including such model's assumptions and limitations, we refer you to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year-ended December 31, 2001. Our trading portfolio VAR was approximately $38.3 million and $28.7 million at March 31, 2002 and December 31, 2001, respectively.

        Due to the benefit of diversification, our VAR is less than the sum of the individual components.

	March 31, 2002	December 31, 2001
	(In millions)
Trading:
Interest rate risk	$39.1	$29.2
Equity risk	10.6	10.0
Foreign currency exchange risk	0.1	0.0
Total	$38.3	$28.7

        The equity risk on our non-trading financial instruments portfolio, which is comprised of our private equity investments, is calculated using a sensitivity analysis described in our Annual Report on Form 10-K for the year ended December 31, 2001. At March 31, 2002, and December 31, 2001, the non-trading equity risk was approximately $85.4 million and $95.9 million, respectively.

        The interest rate risk on non-trading positions is measured using sensitivity analysis that estimates the potential decline in the value of the non-trading portfolio resulting from a 100 basis points decline in the interest rates of G 21 nations and a 200 basis points decline in the interest rates of non-G 21 nations. Our non-trading interest rate risk was approximately $355.5 million and $361.0 million at March 31, 2002 and December 31, 2001, respectively.

        We do not have material foreign exchange or commodity price risks on our non-trading portfolio.

PART II

OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The following is an update of such proceedings and significant proceedings that have arisen since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

AmeriServe Food Distribution Inc. Litigation

        On or about April 11, 2002, DLJSC settled the case filed by Morgens Waterfall Holdings, LLC ("Morgens") in the U.S. District Court for the Southern District of New York that arose out of Morgens' purchases of the secured AmeriServe notes issued on or about October 1, 1999. The Bankruptcy Court has approved this settlement, resulting in the voluntary dismissal of Morgens as a plaintiff in the adversary proceeding pending against DLJ Capital Funding.

        The Bankruptcy Court's approval of the settlement reached in the action filed by Conseco Capital Management, Inc. ("Conseco") and certain affiliated entities in the U.S. District Court for the Southern District of New York arising out of alleged misrepresentations and omissions relating to Conseco's purchases of the secured AmeriServe notes issued on or about October 1, 1999 has resulted in the voluntary dismissal of Conseco as a plaintiff in the adversary proceeding pending against DLJ Capital Funding.

Independent Energy Holdings PLC Litigation

        In the consolidated action captioned In re Independent Energy Holdings PLC Securities Litigation pending in the U.S. District Court for the Southern District of New York, our entities have opposed plaintiffs' motion for class certification.

        We intend to defend vigorously against all of the claims asserted in this matter.

Litigation Relating To IPO Allocation Practices

        On April 19, 2002, the plaintiffs in the large number of putative class action complaints filed in the U.S. District Court for the Southern District of New York concerning IPO allocation practices, filed consolidated amended complaints. The complaints allege various violations of the federal securities laws resulting from alleged material omissions and misstatements in registration statements and prospectuses for the initial public offerings, and in some cases follow-on offerings, and with respect to transactions in the aftermarket. The complaints also allege that misleading analyst reports were issued to support the issuers' allegedly manipulated stock price and that such reports filed to disclose the alleged allocation practices or that analysts were allegedly subject to conflicts of interest.

        On March 29, 2002, CSFB Corp. moved to dismiss the complaint in the action currently pending in the U.S. District Court for the Southern District of New York brought by a putative class of issuers in initial public offerings in which CSFB Corp. acted as lead manager.

        On April 17, 2002, the claims against CSFB Corp. and four other investment banks, in the putative class action filed with the U.S. District Court for the Southern District of New York alleging violations of the federal securities laws resulting from the issuance of research reports on certain internet and technology company stocks, were dismissed without prejudice.

        We intend to defend vigorously against all of the claims asserted in these matters.

Enron-related Litigation and Inquiries

        Since February 27, 2002, CSFBI, DLJSC, and certain other investment banks, along with NewPower Holdings, Inc. ("NewPower") and certain of NewPower' s directors, have been named as defendants in eleven putative class actions filed with the U.S. District Court for the Southern District of New York. One of our employees is a director of NewPower and is named in nine of the eleven complaints. These complaints allege violations of federal securities law due to alleged material misrepresentations in, and omissions of material fact from, the registration statement and prospectus issued in connection with NewPower's October 5, 2000 IPO, and for alleged misrepresentations and omissions regarding NewPower after the IPO. According to the complaints, NewPower was formed by Enron in 1999, and Enron remains NewPower's controlling shareholder. On April 24, 2002, the Court ordered that a consolidated complaint be filed 45 days after a lead plaintiff has been selected. We intend to defend ourselves vigorously against all of the claims asserted in this matter.

        On March 15, 2002, certain executives and directors of Enron, Arthur Andersen, and CSFB Corp. were named in a putative class action filed in the U.S. District Court for the Southern District of Mississippi by purchasers of publicly traded Enron securities who purchased between October 19, 1998, and November 27, 2001. This complaint alleges violations of federal securities laws due to alleged misstatements and omissions of material fact contained in certain registration statements and prospectuses issued in connection with the sale of certain Enron debt securities and common stock, and for alleged misstatements and omissions of material fact regarding the financial condition of Enron. We intend to defend ourselves vigorously against all of the claims asserted in this matter.

        On April 8, 2002, Enron and certain executives and directors of Enron, Arthur Andersen and certain partners, executives and employees of Arthur Andersen, the law firm of Vinson & Elkins, L.L.P. and certain partners of Vinson & Elkins, and CSFB Corp. and certain other investment banks, were named in a putative class action filed in the U.S. District Court for the Southern District of Texas by Enron employees who participated in various Enron employee savings plans. The complaint alleges violations of the Employment Retirement Income Security Act of 1974, or ERISA, for various breaches of fiduciary duty, violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, state law negligence, and civil conspiracy for alleged misconduct in connection with the administration of Enron's employee savings plans. CSFB and the other investment banking defendants have been named only in connection with the RICO and civil conspiracy claims. We intend to defend ourselves vigorously against all of the claims asserted in this matter.

        On April 8, 2002, Enron and certain executives and directors of Enron, Arthur Andersen and certain partners, executives and employees of Arthur Andersen, the law firms of Vinson & Elkins, L.L.P. and Kirkland & Ellis, and CSFB Corp. and certain other investment banks, were named in a consolidated putative class action filed in the U.S. District Court for the Southern District of Texas by purchasers of Enron publicly traded equity and debt securities between October 19, 1998, and November 27, 2001. The complaint alleges violations of the federal securities laws for alleged misstatements and omissions of material fact regarding the financial condition of Enron, alleged misstatements and omissions of material fact in connection with various registration statements and prospectuses issued in connection with the sale of certain Enron securities and alleged controlling person liability, and violations of the Texas Securities Act for alleged material misstatements and omissions of material fact in connection with registration statements and prospectuses issued in connection with the sale of certain Enron debt securities. CSFB has been named only in connection with the claims under the federal securities laws for alleged misstatements and omissions of material fact regarding the financial condition of Enron and for controlling person liability. We intend to defend ourselves vigorously against all of the claims asserted in this matter.

        On March 15, 2002, certain executives and directors of Enron, Arthur Andersen, and CSFB Corp. and certain other investment banks were named in an action filed in the Circuit Court of Montgomery County, Alabama. A first amended complaint was filed on April 3, 2002. The first amended complaint alleges violations of the Securities Act of Alabama, the federal securities laws, as well as violations of Alabama statutory and common law due to alleged misstatements and omissions of material fact from certain registration statements and prospectuses issued in connection with the sales of certain Enron debt securities and common stock and for alleged material misstatements and omissions regarding Enron. CSFB has been named only in connection with the claims under Alabama law. On April 22, 2002, the defendants removed the action to Alabama federal court and moved to transfer the action to New York federal court. On April 24, 2002, plaintiff filed a motion to remand the action to Alabama state court. The

Alabama federal court has set a hearing for May 20, 2002 to consider the transfer and remand motions. We intend to defend ourselves vigorously against all of the claims asserted in this matter.

        CSFB Corp., as well as, we understand, other investment banks, have received inquiries and requests for information from certain U.S. Congressional committees, the Securities and Exchange Commission and the New York Stock Exchange regarding certain transactions and business relationships with Enron and its affiliates, including certain Enron-related special purpose entities. We are cooperating fully with such inquiries and requests.

Research Matters

        The New York State Attorney General, the Secretary of the Commonwealth of Massachusetts, Securities Division, the Securities and Exchange Commission, the National Association of Securities Dealers, and the NYSE, are reviewing the independence of research departments. CSFB Corp., as well as, we understand, other financial services firms, have been asked to provide information and documents. We are fully cooperating with these inquiries.

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

ITEMS 2, 3 and 4.

        Pursuant to General Instruction H of Form 10-Q the information required by Items 2, 3 and 4 is omitted.

ITEM 5.

        We have made in this Quarterly Report on Form 10-Q, including, without limitation in "Legal Proceedings" in Part II Item 1, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2, and from time to time may otherwise make in our public filings and press releases, forward-looking statements concerning our operations, economic performance and financial condition, as well as our future plans and strategic objectives. Such forward-looking statements are subject to various risks and uncertainties, and we claim the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those anticipated herein or in any such other filings, releases or statements because of a number of factors, including without limitation, those detailed in "Business-Certain Factors That May Affect Our Business" in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2001, those discussed elsewhere herein, and in other public filings and press releases. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the results indicated in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements except as otherwise required by applicable law.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.
  12
  Computation of ratio of earnings to fixed charges
  (b)
  Reports on Form 8-K
  1.
  Form 8-K dated January 22, 2002; Items 5 and 7
  2.
  Form 8-K dated January 31, 2002; Item 5

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT SUISSE FIRST BOSTON (USA), INC.
May 15, 2002	By:	/s/ DAVID C. FISHER David C. Fisher Chief Financial and Accounting Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibits No.	Description
12	Computation of ratio of earnings to fixed charges.*

*
Filed herewith.

Exhibit 12

CREDIT SUISSE FIRST BOSTON (USA), INC.

STATEMENT RE COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(Unaudited)

(In millions, except for ratio)

								Three Months Ended March 31, 2002
	For the Years Ended
	1997	1998	1999	2000		2001
Earnings:
Income (loss) before provision for income taxes	$661	$601	$954	$(1,522)		$(215)		$548
Add: Fixed Charges
Interest expense (gross)	4,012	4,501	4,840	8,162		10,339		1,356
Interest factor in rents	29	39	53	76		231		47

Total fixed charges	4,041	4,540	4,893	8,238		10,570		1,403

Earnings before fixed charges and provision for income taxes	$4,702	$5,141	$5,847	$6,716		$10,355		$1,951

Ratio of earnings to fixed charges	1.16	1.13	1.19	0.82	(1)	0.98	(2)	1.39

(1)
The dollar amount of the deficiency in the ratio of earnings to fixed charges was $1,522 for the year ended December 31, 2000.

(2)
The dollar amount of the deficiency in the ratio of earnings to fixed charges was $215 for the year ended December 31, 2001.

QuickLinks

CREDIT SUISSE FIRST BOSTON (USA), INC. Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 TABLE OF CONTENTS
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Condensed Consolidated Statements of Financial Condition (Unaudited) (In millions)
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Condensed Consolidated Statements of Financial Condition (Unaudited) (In millions, except share data)
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income (Unaudited) For the Three Months Ended March 31, 2002 and 2001 (In millions)
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) For the Three Months Ended March 31, 2001 and March 31, 2002 (In millions)
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2002 and 2001 (In millions)
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2002 and 2001 (In millions)
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited) March 31, 2002
  ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3: Quantitative and Qualitative Disclosures about Market Risk
PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEMS 2, 3 and 4.
  ITEM 5.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Signature
INDEX TO EXHIBITS
  Exhibit 12
CREDIT SUISSE FIRST BOSTON (USA), INC. STATEMENT RE COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES (Unaudited) (In millions, except for ratio)