Form 10-Q
period 2002-06-30
CREDIT SUISSE FIRST BOSTON USA INC
filed 2002-08-14
CIK 29646

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

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

CREDIT SUISSE FIRST BOSTON (USA), INC.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(Unaudited)
(In millions)

	June 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$1,486	$1,666
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	5,742	6,407
Collateralized short-term agreements:
Securities purchased under agreements to resell	52,817	43,961
Securities borrowed	68,781	68,232
Receivables:
Customers	4,631	4,740
Brokers, dealers and other	9,365	11,555
Financial instruments owned:
U.S. government and agencies (includes securities pledged as collateral of $30,221 and $21,639, respectively)	36,765	30,836
Corporate debt (includes securities pledged as collateral of $9,915 and $9,765, respectively)	13,318	13,420
Mortgage whole loans (includes loans pledged as collateral of $6,320 and $4,997, respectively)	7,387	6,846
Equities (includes securities pledged as collateral of $5,474 and $5,917, respectively)	10,042	11,142
Commercial paper	665	582
Private equity and other long-term investments	776	963
Derivatives contracts	2,116	3,077
Other	1,804	2,085
Net deferred tax asset	1,509	2,200
Office facilities at cost (net of accumulated depreciation and amortization of $715 and $683, respectively)	591	759
Goodwill and other intangible assets	320	249
Loans receivable from parent and affiliates	15,580	7,626
Other assets and deferred amounts	1,795	1,974

Total Assets	$235,490	$218,320

See accompanying notes to condensed consolidated financial statements (unaudited).

	June 30, 2002	December 31, 2001
LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term borrowings	$12,050	$9,287
Collateralized short-term financings:
Securities sold under agreements to repurchase	113,635	96,101
Securities loaned	19,888	27,105
Payables:
Customers	8,934	11,593
Brokers, dealers and other	9,926	12,816
Financial instruments sold not yet purchased:
U.S. government and agencies	27,295	20,888
Corporate debt	3,135	3,402
Equities	3,172	3,063
Derivatives contracts	1,901	2,957
Other	405	345
Obligation to return securities received as collateral	638	1,034
Accounts payable and accrued expenses	3,693	5,256
Other liabilities	717	1,922
Long-term borrowings	22,227	15,663

Total liabilities	227,616	211,432

Stockholders' Equity:
Preferred stock, 50,000,000 shares authorized:
Series B Preferred Stock, at $50.00 per share liquidation preference (90,000 shares issued and outstanding)	5	5
Common Stock, ($0.10 par value; 50,000 shares authorized; 1,100 shares issued and outstanding)	—	—
Paid-in capital	6,406	6,064
Retained earnings	1,527	891
Accumulated other comprehensive loss	(64)	(72)

Total stockholders' equity	7,874	6,888

Total Liabilities and Stockholders' Equity	$235,490	$218,320

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Principal transactions–net	$118	$514	$141	$1,290
Investment banking and advisory	877	980	1,688	1,937
Commissions	391	338	775	778
Interest and dividends, net of interest expense of $1,459, $3,089, $2,815 and $6,449, respectively	541	282	966	435
Other	17	1	551	190

Total net revenues	1,944	2,115	4,121	4,630

Expenses:
Employee compensation and benefits	1,022	1,281	2,064	2,615
Occupancy and equipment rental	148	185	290	340
Brokerage, clearing, and exchange fees	73	74	144	146
Communications	56	74	118	152
Professional fees	51	109	109	193
Merger-related costs	91	145	182	288
Other operating expenses	72	150	235	340

Total expenses	1,513	2,018	3,142	4,074

Income before provision for income taxes, and cumulative effect of a change in accounting principle	431	97	979	556
Provision for income taxes	148	28	343	185

Income before cumulative effect of a change in accounting principle	283	69	636	371
Cumulative effect of a change in accounting principle, net of tax provision of $0.3	—	—	—	1

Net income	$283	$69	$636	$372

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

For the Six Months Ended June 30, 2001 and June 30, 2002
(In millions)

	Preferred Stock	CSFB (USA) Common Stock	CSFBdirect Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balances at December 31, 2000	$375	$—	$2	$5,072	$1,064	$(7)	$6,506
Net income	—	—	—	—	372	—	372
Translation adjustment	—	—	—	—	—	(3)	(3)
Change in accounting principle (SFAS 133)	—	—	—	—	—	(2)	(2)

Total comprehensive income							367

Capital contribution of Credit Suisse First Boston Capital Holdings, Inc.	—	—	—	34	—	—	34
Dividends:
Preferred stock	—	—	—	—	(10)	—	(10)
CSG Share Plan Activity	—	—	—	478	—	—	478
Tax benefit on CSG Share Plan Activity	—	—	—	41	—	—	41

Balances at June 30, 2001	$375	$—	$2	$5,625	$1,426	$(12)	$7,416

Balances at December 31, 2001	5	—	—	6,064	891	(72)	6,888
Net income	—	—	—	—	636	—	636
Foreign currency translation adjustment	—	—	—	—	—	3	3
Decrease in pension liability, net of tax expense of $3	—	—	—	—	—	5	5

Total comprehensive income							644

CSG Share Plan Activity	—	—	—	342	—	—	342

Balances at June 30, 2002	$5	$—	$—	$6,406	$1,527	$(64)	$7,874

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(In millions)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$636	$372
Adjustments to reconcile net income to net cash used in operating activities:
Net pre-tax gain on sale of certain broker dealer subsidiaries	(528)	—
Depreciation and amortization	83	121
CSG Share Plan activity	342	478
Deferred taxes	314	53
Net change in the fair value of private equity and other long-term investments	80	42
Other, net	3	(5)
(Increase) decrease in operating assets:
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	665	606
Securities borrowed	(549)	(2,156)
Receivables from customers	109	315
Receivables from brokers, dealers and other	2,190	(4,299)
Financial instruments owned	(4,109)	(2,749)
Other assets and deferred amounts	411	464
Increase (decrease) in operating liabilities:
Securities loaned	(7,217)	(4,228)
Payables to customers	(2,659)	(673)
Payables to brokers, dealers and other	(2,890)	(1,833)
Financial instruments sold not yet purchased	5,253	1,855
Obligation to return securities received as collateral	(396)	2,025
Accounts payable and accrued expenses	(1,563)	(3,396)
Other liabilities	(1,200)	798

Net cash used in operating activities	$(11,025)	$(12,210)

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(In millions)

	Six Months Ended June 30,
	2002	2001
Cash flows from investing activities:
Net (payments for) proceeds from:
Loans receivable from parent and affiliates	$(7,954)	$1,855
Capital contribution of Credit Suisse First Boston Capital Holdings, Inc.	—	34
Purchases of private equity and other long-term investments	(131)	(110)
Sales of private equity and other long-term investments	238	163
Office facilities	95	119
Sale of certain broker-dealer subsidiaries	674	—
Purchase of subsidiary	(70)	—
Other assets	3	(210)

Net cash (used in) provided by investing activities	(7,145)	1,851

Cash flows from financing activities:
Net proceeds from (payments for):
Short-term financings	2,763	(9,685)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	8,678	22,319
Senior notes	4,040	(286)
Medium-term notes	2,593	1,320
Structured notes	(64)	(25)
Other long-term borrowings	(5)	4
Subordinated loan agreements	—	(4,150)
Cash dividends	—	(10)
Other assets	(15)	—

Net cash provided by financing activities	17,990	9,487

Decrease in cash and cash equivalents	(180)	(872)
Cash and cash equivalents at beginning of period	1,666	2,758

Cash and cash equivalents at end of period	$1,486	$1,886

Supplemental statement of cash flows information:
Supplemental schedule of noncash investing and financing activities:
Capital contribution of Credit Suisse First Boston Capital Holdings, Inc.
Fair value of assets contributed		$67
Less: liabilities assumed		33

Capital contribution of Credit Suisse First Boston Capital Holdings, Inc.		$34

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2002

1. Summary of Significant Accounting Policies

        Credit Suisse First Boston (USA), Inc., formerly known as Donaldson, Lufkin & Jenrette, Inc. ("DLJ") and subsidiaries (the "Company"), is a leading integrated investment bank serving institutional, corporate, government and individual clients. The Company provides clients with a broad range of products and services which include securities underwriting, sales and trading, investment banking, financial advisory services, private equity investments, investment research, full service brokerage services, financial services outsourcing solutions, and derivative and risk management products.

        The condensed consolidated financial statements include Credit Suisse First Boston (USA), Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company is a wholly owned subsidiary of Credit Suisse First Boston, Inc. ("CSFBI") and was acquired on November 3, 2000 (the "Acquisition"). No adjustments of the historical carrying values of the Company's assets and liabilities to reflect the Acquisition by CSFBI were recorded in the Company's historical consolidated financial statements. Similarly, although the Acquisition gave rise to goodwill, none of this goodwill was "pushed down" to the Company. For further discussion of the Acquisition, see the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

        The results of operations for interim periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

        In the second quarter 2002, the Company purchased residential mortgage whole loans which are being held for trading purposes. Mortgage whole loans held for trading purposes are carried at fair value in the condensed consolidated statements of financial condition, with changes in fair value included in principal transactions-net in the consolidated statements of income. Mortgage whole loans held for sale are carried at the lower of aggregate cost or fair value in the condensed consolidated statements of financial condition. The amount by which aggregate cost exceeds fair value is reflected in principal transactions-net in the condensed consolidated statements of income.

        In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. The pooling of interest method is not permitted. The Company previously adopted SFAS 141 for all business combinations initiated after June 30, 2001. Effective January 1, 2002, the Company adopted the remaining provisions of SFAS 141.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill and indefinite-lived intangible assets be reviewed annually for impairment instead of being amortized to earnings. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment. Effective January 1, 2002, the Company adopted SFAS 142. During the second quarter of 2002, the Company completed the transitional impairment test of goodwill as of January 1, 2002 and determined that there was no impairment to goodwill and no effect on the Company's consolidated financial condition or results of operations as of January 1, 2002. There have been no events or circumstances occurring subsequent to the transitional impairment test that would more likely than not have resulted in the fair value of the Company's reporting units being below their respective carrying values. See note 15 for more information on goodwill and identifiable intangible assets.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. Management believes that the adoption of SFAS 143 will not have a significant impact on the Company's consolidated financial condition or results of operations.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which replaces FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 requires that long-lived assets which are "held for sale" be measured at the lower of carrying amount or fair value less cost to sell and also broadens the reporting requirements for discontinued operations. This statement is effective for fiscal years beginning after December 15, 2001, and is to be applied prospectively. Effective January 1, 2002, the Company adopted SFAS 144. There was no impact on the Company's consolidated financial condition or results of operations as a result of adopting SFAS 144.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The statement is effective for fiscal years beginning after May 15, 2002. Management is evaluating the impact of adopting SFAS 145.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with restructuring, a discontinued operations, plant closing, or other exit or disposal activity. The statement is effective for exit or disposal activities initiated after December 31, 2002. Management is evaluating the impact of adopting SFAS 146.

        In June 2002, the FASB issued an Exposure Draft, "Proposed Interpretation: Consolidation of Certain Special-Purpose Entities—an Interpretation of ARB No. 51". This Proposed Interpretation would address consolidation by business enterprises of special purpose entities ("SPEs") to which the usual condition for consolidation described in Accounting Research Bulletin No. 51, Consolidated Financial Statements, does not apply because the SPEs have no voting interests or otherwise are not subject to control through ownership of voting interests. If the Proposed Interpretation were adopted, off balance sheet treatment would be eliminated for many transactions that were structured by companies under current accounting guidance. Management is evaluating the impact of having to adopt the Proposed Interpretation.

        The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred income taxes are recorded for the future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management's judgment that realization is more likely than not.

        On January 31, 2002, the Company acquired the assets of Holt Value Associates, L.P., a leading provider of independent research and valuation services to asset managers, which was integrated with CSFBEdge, the Company's online research and valuation database service.

        In the first quarter of 2002, the Company sold three of its broker-dealers, CSFBdirect LLC, DLJdirect Ltd. and Autranet, LLC. As a result, the Company recorded a pre-tax gain of $528 million in the quarter ended March 31, 2002.

        Certain reclassifications have been made to prior year condensed consolidated financial statements to conform to the 2002 presentation.

2. Merger-Related Costs

        Merger-related costs represent retention awards related to the Acquisition, which are being expensed over the vesting period. The vesting period is generally three years. The remaining retention awards of $345 million at June 30, 2002 are expected to be charged against earnings in the following periods:

Amounts to be Charged
(In millions)
2002 (remaining 6 months)	$159
2003	166
2004	20

$345

3. Related Party Transactions

        Credit Suisse Group ("CSG"), through CSFBI, owns all of our outstanding voting common stock. The Company is involved in significant financing and other transactions, and has significant related party balances, with Credit Suisse First Boston and certain of its subsidiaries and affiliates. The Company enters into these transactions in the ordinary course of business and believes that these transactions are on market terms that could be obtained from unrelated third parties.

        The following table sets forth related party assets and liabilities:

	June 30, 2002	December 31, 2001
	(In millions)
Securities purchased under agreements to resell	$6,875	$2,740
Securities borrowed	1,696	1,552
Receivables from brokers, dealers and other	1,736	—
Derivatives contracts	882	710
Taxes receivable (included in other assets and deferred amounts)	12	8
Loans receivable	15,580	7,626

Total Assets	$26,781	$12,636

Securities sold under agreements to repurchase	$19,715	$13,994
Securities loaned	11,494	12,604
Short-term borrowings	10,537	7,136
Payables to brokers, dealers and other	1,937	2,172
Derivatives contracts	518	709
Taxes payable (included in other liabilities)	439	959
Intercompany payables (included in other liabilities)	81	598

Total Liabilities	$44,721	$38,172

        Included in these related party transactions are revenues and expenses resulting from various securities trading, investment banking and financing activities with certain affiliates, as well as fees for administrative services performed by the Company under the terms of various service level arrangements. Service level fees are treated as a reduction of other operating expenses in the condensed consolidated statements of income.

        The following table sets forth related party revenues and expenses:

	Six Months Ended
	June 30, 2002	June 30, 2001
	(In millions)
Commissions	$(8)	$(17)
Interest Income	193	309

Total Revenues	$185	$292

Interest Expense	$353	$1,203
Other Operating Expenses	(81)	(66)

Total Expenses	$272	$1,137

        Pursuant to an agreement, the Company sold at cost, without recourse, to CSFBI the right, title and interest in certain assets aggregating $410.2 million and $216.2 million at June 30, 2002 and December 31, 2001, respectively.

        The CSG Share Plan (the "Plan") provides for equity-based awards to the Company's employees based on CSG registered shares. Pursuant to the Plan, employees of the Company may be granted, as compensation, stock or other equity-based awards. The provisions of the Plan include a provision to deliver CSG registered shares to the employees as compensation for services performed. To the extent that CSFBI does not require reimbursement from the Company for these awards, amounts are considered a capital contribution to the Company and credited to paid-in capital.

        As part of our securitization activities, the Company sells residential and commercial mortgage loans to an affiliate at market value. The affiliate then securitizes these assets. For the six months ended June 30, 2002, the Company sold $11.7 billion of commercial and residential mortgage loans to an affiliate.

4. Income Taxes

        The Company is included in a consolidated federal income tax return and combined New York State and New York City income tax returns filed by CSFBI. CSFBI allocates federal, state and local income taxes to its subsidiaries on a separate return basis. Any resulting liability is paid currently to CSFBI. Any credits for losses will be paid by CSFBI to the Company to the extent that such credits are for tax benefits that have been utilized in the consolidated federal or combined state and local income tax return. CSFBI allocated current tax expense of $29 million and $132 million to the Company for the six months ended June 30, 2002 and 2001, respectively. Prior to the Acquisition, the Company filed its own U.S. consolidated federal income tax return.

        Income taxes included in the condensed consolidated statements of income include the following:

	Six Months Ended
	June 30, 2002	June 30, 2001
	(In millions)
Current:
U.S. Federal	$28	$154
Foreign	3	2
State and local	(2)	(24)

Total current	29	132

Deferred:
U.S. Federal	314	53

Total deferred	314	53

Total provision for income taxes	$343	$185

        The following table summarizes the difference between the "expected" tax provision, which is computed by applying the statutory tax rate to income before provision for income taxes, and the actual provision for income taxes, which is computed by using the effective tax rate for the six months ended June 30, 2002 and 2001:

	Six Months Ended
	June 30, 2002		June 30, 2001
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income
	(In millions)
Computed "expected" tax provision	$343	35.0%	$195	35.0%
Increase (decrease) due to:
Dividend exclusion	(12)	(1.2)	(19)	(3.4)
Entertainment expense	3	0.3	5	0.9
Goodwill amortization	—	—	5	0.8
Other	10	1.0	15	2.5
State and local taxes, net of federal income tax effects	(1)	(0.1)	(16)	(2.8)

Provision for income taxes	$343	35%	$185	33%

        Deferred tax assets and deferred tax liabilities are generated by the following temporary differences:

	June 30, 2002	December 31, 2001
	(In millions)
Deferred tax assets:
Inventory	$7	$8
Investments	404	319
Other liabilities and accrued expenses, primarily compensation and benefits	1,218	1,630
Office facilities	20	21
Net operating loss carryforward	—	373
State and local taxes	42	62

Total deferred tax assets	1,691	2,413

Deferred tax liabilities:
Inventory	65	58
Investments	65	63
Office facilities	10	6
Other	—	24

Total deferred tax liabilities	140	151

Deferred tax assets net of deferred tax liabilities	1,551	2,262
Valuation allowance for state and local taxes	(42)	(62)

Net deferred tax asset	$1,509	$2,200

        Management has determined that the realization of the recognized gross deferred tax asset of $1.7 billion and $2.4 billion at June 30, 2002 and December 31, 2001, respectively, is more likely than not based on anticipated future taxable income. In addition, for federal income tax purposes, the Company has planning strategies available that may enhance its ability to utilize these tax benefits. However, if estimates of future taxable income are reduced, the amount of the deferred tax asset considered realizable could also be reduced. Further, due to uncertainty concerning the Company's ability to generate the necessary amount and mix of state and local taxable income in future periods, the Company continues to maintain a valuation allowance against its deferred state and local tax asset in the amount of $42 million and $62 million, at June 30, 2002 and December 31, 2001, respectively.

5. Transfers and Servicing of Financial Assets

        As of June 30, 2002 and December 31, 2001, the fair market value of assets that the Company has pledged to counterparties was $170.0 billion and $143.5 billion, respectively, of which $51.9 billion and $42.3 billion, respectively, is included in financial instruments owned. The Company has also received similar assets as collateral where it has the right to re-pledge or sell the assets. As of June 30, 2002 and December 31, 2001, the fair market value of the assets pledged to the Company was $162.8 billion and $135.2 billion, respectively. The Company routinely re-pledges or lends these assets to third parties.

        As part of the Company's securitization activities, commercial and residential mortgages are sold to qualifying entities or SPEs and securitized. Beneficial interests in those entities are sold to investors. The investors and the securitization entities have no recourse to the Company's assets. For the six months ended June 30, 2002, the Company securitized $3 billion in residential mortgages. For the six months ended June 30, 2002, net loss recognized on these transactions was $21.2 million. For the six months ended June 30, 2001, the Company securitized $202.3 million in residential mortgages. For the six months ended June 30, 2001, net loss recognized on these transactions was $0.7 million. In addition, for the six months ended June 30, 2002 and 2001, the Company sold $11.7 billion and $6.5 billion, respectively, of residential and commercial mortgages to an affiliate, which were subsequently securitized. The Company's primary broker-dealer subsidiary acting as underwriter has unsold positions of $537 million and $528 million at June 30, 2002 and 2001, respectively, associated with these transactions.

6. Borrowings

        Short-term borrowings are generally demand obligations with interest approximating the Federal Funds rate, LIBOR or other money market indices. Such borrowings are generally used to facilitate the securities settlement process, to finance securities inventories, and to finance securities purchased by customers on margin.

        At June 30, 2002 and December 31, 2001, there were no borrowings secured by Company-own securities.

        The Company has two commercial paper programs exempt from registration under the Securities Act of 1933, which allows the Company to issue up to $7.0 billion in commercial paper. At June 30, 2002 and December 31, 2001, $1.4 billion and $1.2 billion, respectively, of commercial paper was outstanding under these programs.

        The following table sets forth the Company's long-term borrowings:

	June 30, 2002	December 31, 2001
	(In millions)
Senior notes 5.75%-8.00%, due various dates through 2012	$10,406	$7,548
Medium-term notes 2.54%-7.49%, due various dates through 2032	11,588	7,813
Structured borrowings 6.995%-7.335%, due various dates through 2014	233	297
Other	—	5

Total long-term borrowings	$22,227	$15,663

Current maturities of long-term borrowings	$4,763	$4,028

        In May 2002, the Company replaced its $3.5 billion revolving credit facility with a new 364-day $3.0 billion revolving credit facility available to the Company as borrower. Proceeds from borrowings under this facility can be used for general corporate purposes and the facility is guaranteed by Credit Suisse Group. The facility contains customary covenants that the Company believes will not impair its ability to obtain funding. At June 30, 2002, no borrowings were outstanding under this facility.

        Under the Company's currently effective $10 billion shelf registration statement on file with the Securities and Exchange Commission, which allows the Company to issue from time to time senior and subordinated debt securities and warrants to purchase such securities, the Company had at August 13, 2002 approximately $8.5 billion available for issuance. During the six months ended June 30, 2002, under this and predecessor shelf registration statements, the Company issued both medium-term notes and longer-dated fixed income securities to extend the maturity profile of the Company's debt. In the six months ended June 30, 2002, the Company issued $2.75 billion 6 1/2% notes due 2012, $1.75 billion 5 3/4% notes due 2007 and $2.7 billion in medium-term notes off current and predecessor shelf registration statements and $822 million in Euro medium-term notes under the Company's $5 billion program established in July 2001. On July 19, 2002, the Company issued $1.0 billion 7 1/8% senior notes due 2032 off its shelf registration statement.

        For the six months ended June 30, 2002 and 2001, interest paid on all borrowings and financing arrangements was $2.2 billion and $6.4 billion, respectively. At June 30, 2002 and December 31, 2001, the Company had entered into interest rate and currency swaps on $7.0 billion and $3.3 billion, respectively, of its senior and medium-term notes. See note 10 for more discussion on derivatives.

7. Private equity and other long-term investments

        Private equity and other long-term investment activities include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. The Company's subsidiaries act as general partner for many of these private equity partnerships. These investments are carried at estimated fair value in the condensed consolidated financial statements. These investments are primarily in unlisted or illiquid equity or equity-related securities. At June 30, 2002 and December 31, 2001, the Company had investments of $776 million and $963 million, respectively, and had commitments to invest up to an additional $2.1 billion and $1.7 billion, respectively. The cost of these investments was $1.1 billion and $1.2 billion at June 30, 2002, and December 31, 2001, respectively.

Changes in net unrealized (depreciation) appreciation arising from changes in fair value or upon realization are reflected in principal transactions-net in the condensed consolidated statements of income.

8. Net Capital

        The Company's principal wholly owned subsidiaries, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") and Credit Suisse First Boston Corporation ("CSFB Corp."), are registered broker-dealers, registered futures commission merchants and member firms of The New York Stock Exchange, Inc. (the "NYSE"). As such, they are subject to the NYSE's net capital rule, which conforms to the Uniform Net Capital Rule pursuant to Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the alternative method permitted by this rule, the required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds, whichever is greater. If a member firm's capital is less than four percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm's net capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. At June 30, 2002, DLJSC's and CSFB Corp.'s net capital of approximately $1.6 billion and $3.5 billion, respectively, was 32.97 percent and 114.24 percent, respectively, of aggregate debit balances and in excess of the minimum requirement by approximately $1.5 billion and $3.4 billion, respectively. The Company's broker-dealer lite entity, Credit Suisse First Boston Capital LLC, is also subject to the uniform net capital rule, but calculates its net capital requirements under Appendix F of SEC Rule 15c3-1. The Company's London-based broker-dealer subsidiaries are subject to the requirements of the Financial Services Authority. Certain other subsidiaries are also subject to capital adequacy requirements. At June 30, 2002, the Company and its subsidiaries complied with all applicable regulatory capital adequacy requirements.

9. Cash and Securities Segregated Under Federal and Other Regulations

        In compliance with the Commodities Exchange Act, the Company segregates funds deposited by customers and funds accruing to customers as a result of trades or contracts. As of June 30, 2002 and December 31, 2001, cash and securities aggregating $1.5 billion and $1.0 billion, respectively, were segregated or secured in separate accounts on behalf of customers.

        In accordance with the Securities and Exchange Commission's no action letter dated November 3, 1998, the Company computed a reserve requirement for the proprietary accounts of introducing broker-dealers. As of June 30, 2002, and December 31, 2001, securities aggregating $40.3 million and $40.4 million, respectively, were segregated on behalf of introducing broker-dealers.

        In addition, U.S. Treasury securities with a market value of $4.2 billion and $5.3 billion, as of June 30, 2002 and December 31, 2001, respectively, were segregated in a special reserve bank account to benefit customers as required by Rule 15c3-3 of the Securities and Exchange Commission.

10. Derivative Contracts

        The Company uses derivative contracts for both trading and hedging purposes. These derivatives include options, forwards, futures and swaps. Most of the Company's derivatives transactions are accounted for as trading positions.

Hedging Derivatives

        The Company manages its interest rate exposure on its fixed-rate debt by using interest rate swaps that qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). These financials instruments are accounted for as fair value hedges, with changes in fair value included in other revenues in the condensed consolidated statements of income.

        The effectiveness of hedging relationships is evaluated using quantitative measures of correlation. If a hedge relationship is not found to be highly effective, it no longer qualifies as a hedge and any subsequent gains or losses attributable to the hedged item cease to be recognized, while the subsequent changes in the derivative instrument's fair value are recognized in earnings, in each reporting period. There were no gains or losses on derivatives that were excluded from the assessment of effectiveness during the six months ended June 30, 2002.

        Other derivatives used for hedging purposes that do not qualify as hedges under SFAS 133 are carried at fair value with changes in value included in principal transactions-net in the condensed consolidated statements of income. For the six months ended June 30, 2002 and 2001, the Company recognized an after tax gain (loss) of ($4.0) million and $3.4 million, respectively, for these derivatives.

Trading Derivatives

Options

        The Company writes option contracts specifically designed to meet customer needs or for asset/liability management purposes. These options do not expose the Company to credit risk since the Company, not its counterparty, is obligated to perform. At the beginning of the contract period, the Company receives a cash premium. During the contract period, the Company bears the risk of unfavorable changes in the value of the financial instruments underlying the options ("market risk"). To manage this market risk, the Company purchases or sells cash or derivative financial instruments on a proprietary basis. Such purchases and sales may include debt and equity securities, forward and futures contracts and options.

        The Company also purchases options for trading purposes. With purchased options, the Company gets the right, for a fee, to buy or sell the underlying instrument at a fixed price on or before a specified date. The underlying instruments for these options include mortgage-backed securities, equities, foreign currencies and interest rate instruments or indices. The counterparties to these purchases are reviewed to determine whether they are creditworthy.

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

Quantitative Disclosures for All Derivatives

        The fair values of all derivatives contracts outstanding at June 30, 2002 and December 31, 2001 were as follows:

	June 30, 2002		December 31, 2001
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Options	$725	$1,073	$968	$1,010
Forward contracts	640	443	1,652	1,647
Futures contracts	18	36	103	20
Swaps	733	349	354	280

Total	$2,116	$1,901	$3,077	$2,957

        These instruments are included as derivatives contracts in financial instruments owned/sold not yet purchased in the condensed consolidated statements of financial condition.

11. Financial Instruments With Off Balance Sheet Risk

        In the normal course of business, the Company's customer, trading and clearance activities include executing, settling and financing various securities and financial instrument transactions. To execute these transactions, the Company purchases and sells (including "short sales") securities, and purchases and sells forward contracts for mortgage-backed securities and foreign currencies and financial futures contracts. If the customer or counterparty to the transaction is unable to fulfill its contractual obligations, and margin requirements are not sufficient to cover losses, the Company may be exposed to off balance sheet risk. In these situations, the Company may be required to purchase or sell financial instruments at prevailing market prices, which may not fully cover the obligations of its customers or counterparties. This risk is limited by requiring customers and counterparties to maintain margin collateral that complies with regulatory and internal guidelines. Additionally, with respect to the Company's clearance activities, introducing brokers are required to guarantee the performance of their customers to meet contractual obligations.

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

        The Company enters into forward contracts under which securities and currency are delivered or received in the future at a specified price or yield. If counterparties are unable to perform under the terms of the contracts or if the value of securities or currency interest rates changes, the Company is exposed to risk. Such risk is controlled by monitoring the market value of the securities contracted for each day and by reviewing the creditworthiness of the counterparties.

        The settlement of the above transactions is not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

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

13. Commitments and Contingent Liabilities

        The Company had commitments of approximately $2.1 billion and $1.7 billion at June 30, 2002 and December 31, 2001, respectively, to invest in or on a side-by-side basis with partnerships that make private equity and related investments in various portfolio companies or other private equity funds.

        The Company was contingently liable for letters of credit aggregating approximately $638 million and $588 million at June 30, 2002 and December 31, 2001, respectively. These letters of credit satisfy various collateral requirements.

        As of June 30, 2002 and December 31, 2001, the Company had commitments to enter into securities purchased under agreements to resell and securities sold under agreements to repurchase of approximately $1.0 billion and $3.0 billion, respectively. See "Contractual Obligations and Contingent Commitments" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this report.

14. Industry Segment and Geographic Data

        The Company operates and manages its businesses through three operating divisions: Investment Banking and Private Equity Division ("IBD"), Securities Division consisting of Equity and Fixed Income and Financial Services Division.

        Such divisions are managed based on types of products and services offered and their related client bases. The Company evaluates the performance of its divisions based primarily on income (loss) before income taxes and cumulative effect of a change in accounting principle.

        IBD raises and invests capital and provides financial advice to companies throughout the United States and abroad. Through IBD, the Company manages and underwrites offerings of securities, arranges private placements, provides client advisory and other services, pursues private equity investments in a variety of areas, and provides venture capital to companies.

        Securities Division:

    The Equity business trades, conducts research on, originates and distributes equity securities and equity-related derivatives.

    The Fixed Income business trades, conducts research on, originates and distributes fixed income securities and fixed income-related derivatives, and places private debt instruments.

        Financial Services Division provides a broad array of services to individual high-net-worth investors and the financial intermediaries that represent them. This division also provides introducing broker services, clearing, research and trading services.

	IBD	Securities	Financial Services	Elimination & Other	Total
	(In millions)
Three months ended June 30, 2002:
Net revenues from external sources	$496	$694	$257	$(44)	$1,403

Net interdivision revenues	—	—	4	(4)	—

Net interest revenue (expense)	9	511	34	(13)	541

Total expenses	456	757	258	42	1,513

Income (loss) before income taxes	$49	$448	$37	$(103)	$431

Three months ended June 30, 2001:
Net revenues from external sources	$539	$974	$260	$60	$1,833

Net interdivision revenues	—	—	25	(25)	—

Net interest revenue (expense)	(29)	215	67	29	282

Total expenses	615	864	341	198	2,018

Income (loss) before income taxes	$(105)	$325	$11	$(134)	$97

Six months ended June 30, 2002:
Net revenues from external sources	$937	$1,147	$532	$539	$3,155

Net interdivision revenues	—	—	16	(16)	—

Net interest revenue (expense)	16	954	68	(72)	966

Total expenses	890	1,520	529	203	3,142

Income (loss) before income taxes	$63	$581	$87	$248	$979

Six months ended June 30, 2001:
Net revenues from external sources	$1,142	$2,163	$572	$318	$4,195

Net interdivision revenues	—	—	57	(57)	—

Net interest revenue (expense)	(48)	274	139	70	435

Total expenses	1,160	1,715	685	514	4,074

Income (loss) before income taxes*	$(66)	$722	$83	$(183)	$556

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

        The Company has not allocated merger-related costs to its divisions since none of these costs represents normal operating costs. These costs are included in the Elimination & Other category. Also included in this category are intercompany accounts/interdivisional revenue charges that are eliminated in consolidation, as well as the results for the broker-dealers CSFBdirect LLC, DLJdirect Ltd. and Autranet, LLC up to the time of, and the gain resulting from, their sale in the first quarter of 2002. All other accounting policies of the divisions are the same as those described in the summary of significant accounting policies.

        The following table is a reconciliation of the Company's reported revenues and income before provision for income taxes and cumulative effect of a change in accounting principle to the Company's consolidated totals:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In millions)
Revenues:
Total net revenues for reported divisions	$2,005	$2,051	$3,670	$4,299
Elimination and Other(1)	(61)	64	451	331

Total consolidated net revenues	$1,944	$2,115	$4,121	$4,630

Income before provision for income taxes, and cumulative effect of a change in accounting principle:
Total income for reported divisions	$534	$231	$731	$739
Elimination and Other(1)	(103)	(134)	248	(183)

Total income before provision for income taxes and cumulative effect of a change in accounting principle	$431	$97	$979	$556

(1)
The Company has not allocated merger-related costs to its divisions since none of these costs represents normal operating costs. These costs are included in the Elimination & Other category. Also included in this category are intercompany accounts/interdivisional revenue charges that are eliminated in consolidation, as well as the results for the broker-dealers CSFBdirect LLC, DLJdirect Ltd. and Autranet, LLC up to the time of, and the gain resulting from, their sale in the first quarter of 2002. All other accounting policies of the divisions are the same as those described in the summary of significant accounting policies.

        The Company's principal operations are located in the United States. The Company maintains sales offices in Europe, Latin America and Asia. The Company's foreign revenues are not significant.

15. Goodwill and Identifiable Intangible Assets

        On January 1, 2002, the Company adopted SFAS 142, which addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. Under the new standard, goodwill and indefinite-lived assets are reviewed annually for impairment instead of being amortized to earnings. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment.

        As of June 30, 2002 and December 31, 2001, goodwill of $291 million and $249 million, respectively, is included in goodwill and other intangible assets in the condensed consolidated statements of financial condition. Through December 2001, goodwill was amortized over a 20-year life on a straight-line basis. During the second quarter of 2002, the Company completed the transitional impairment test of goodwill as of January 1, 2002 and determined that there was no impairment to goodwill and no effect on the

Company's consolidated financial condition or results of operations as of January 1, 2002. There have been no events or circumstances occurring subsequent to the transitional impairment test that would more likely than not have resulted in the fair value of the Company's reporting units being below their respective carry values.

        The following table sets forth reported net income, as adjusted to exclude goodwill amortization expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In millions)
Net income as reported	$283	$69	$636	$372

Net income as adjusted	$283	$77	$636	$391

        At June 30, 2002, the Company had identifiable intangible assets of $28 million consisting primarily of software and customer lists, which are being amortized over useful lives ranging from 5-20 years.

        On January 31, 2002, the Company acquired the assets of Holt Value Associates, L.P., a leading provider of independent research and valuation services to asset managers, which was integrated with CSFBEdge, the Company's online research and valuation database service. This acquisition was accounted for as a purchase. In connection with the acquisition, the Company recorded approximately $42 million of goodwill and approximately $28 million of intangible assets relating primarily to software and customer lists.

16. Legal Proceedings

        Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and Quarterly Report on Form 10-Q for the three months ended March 31, 2002. The following is an update of such proceedings.

Independent Energy Holdings PLC Litigation

        By Opinion and Order entered on May 30, 2002, the Court certified a class of plaintiffs in the consolidated action captioned In re Independent Energy Holdings PLC Securities Litigation pending in the U.S. District Court for the Southern District of New York.

Litigation Relating to CSFB's Acquisition of DLJ

        On June 6, 2002, the Court approved the settlement in the consolidated In re CSFBdirect Tracking Stock Shareholders Litigation and dismissed the action with prejudice.

Litigation Relating To IPO Allocation Practices

        On May 24, 2002, CSFB Corp. moved to dismiss the amended complaint filed in the U.S. District Court for the Southern District of New York alleging violations of the federal and state antitrust laws in connection with alleged IPO allocation practices.

        On June 25, 2002, the Court denied CSFB Corp.'s motion to dismiss the amended complaint in the action pending in the U.S. District Court for the Southern District of New York brought by a putative class of issuers in initial public offerings in which CSFB Corp. acted as lead manager.

        On July 1, 2002, CSFB Corp., DLJSC and several other investment banks moved to dismiss the consolidated amended class action complaints filed in the U.S. District Court for the Southern District of New York concerning IPO allocation practices.

Enron-related Litigation and Inquiries

        On May 8, 2002, CSFB Corp. moved to dismiss the putative class action complaint in the Tittle v. Enron Corp., et. al matter that was filed on April 8, 2002 in Texas federal court by participants in Enron's employee savings plans against Enron and certain executives and directors of Enron, Arthur Andersen and certain partners, executives and employees of Arthur Andersen, the law firm of Vincent & Elkins, L.L.P. and certain partners of Vincent & Elkins, and CSFB Corp. and certain other investment banks.

        On May 8, 2002, CSFB Corp. moved to dismiss the consolidated putative class action complaint in the Newby v. Enron Corp., et. almatter that was filed on April 8, 2002 in Texas federal court on behalf of purchasers of Enron stock against Enron and certain executives and directors of Enron, Arthur Andersen and certain partners, executives and employees of Arthur Andersen, the law firms of Vincent & Elkins, L.L.P. and Kirkland & Ellis, and CSFB Corp. and certain other investment banks.

        The Retirement Systems of Alabama v. Merrill Lynch & Co., et. al matter, filed on March 15, 2002 against certain executives and directors of Enron, Arthur Andersen, and CSFBC and certain other investment banks, has been remanded to Alabama state court, and on July 18, 2002, CSFB Corp. moved to dismiss plaintiff's third amended complaint.

        The Company has received additional requests for information from certain U.S. Congressional committees and additional requests for information and/or subpoenas from certain governmental and regulatory agencies regarding certain transactions and business relationships with Enron and its affiliates, including certain Enron-related special purpose entities. The Company is cooperating fully with such inquiries.

        On July 12, 2002, CSFB Corp. was named as an additional defendant in an action brought by a non-profit electric power cooperative against various defendants, including certain energy and power companies, financial institutions, other investment banks and one individual, in the District Court of Johnson County in the State of Texas. On July 25, 2002, certain defendants removed the case to the U.S. District Court for the Northern District of Texas. The complaint alleges violations of Texas statutory and common law in connection with the purchase of an electric generating plant in Texas by an Enron designee.

        On July 22, 2002, certain executives and directors of Enron, Arthur Andersen and certain partners, executives and employees of Arthur Andersen, the law firm of Vinson & Elkins, L.L.P. and certain of its partners, CSFB Corp., Credit Suisse First Boston International, Credit Suisse First Boston Europe Ltd., DLJ and certain other investment banks were named in a putative class action filed in the U.S. District Court for the Southern District of New York by purchasers of certain credit-linked notes. Three of our employees (as well as certain employees of other investment banks) were also named as defendants in the complaint. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, in connection with various offerings of credit-linked notes.

Research Matters

        The Company has received a subpoena from the U.S. Department of Justice and from the Commonwealth of Massachusetts relating to research departments. The Company is cooperating fully with this inquiry.

General

        The Company is involved in a number of judicial, regulatory and arbitration proceedings (including those described above and actions that have been separately described in previous filings) concerning matters arising in connection with the conduct of its businesses. Some of the actions have been brought on behalf of various classes of claimants and seek damages of material and indeterminate amounts. The Company believes, based on currently available information and advice of counsel, that the results of such proceedings, in the aggregate, will not have a material adverse effect on its financial condition but might be material to operating results for any particular period, depending, in part, upon the operating results for such period. The Company intends to defend vigorously against all of the claims asserted in these matters.

Independent Accountants' Review Report

The Board of Directors and Stockholders
Credit Suisse First Boston (USA), Inc.:

        We have reviewed the accompanying condensed consolidated statement of financial condition of Credit Suisse First Boston (USA), Inc. and subsidiaries (formerly known as Donaldson, Lufkin & Jenrette, Inc. and subsidiaries), (the "Company"), as of June 30, 2002, and the related condensed consolidated statements of income for the three and six-month periods ended June 30, 2002 and 2001, and the related condensed consolidated statements of changes in stockholders' equity and cash flows for the six-month periods ended June 30, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

        We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

        We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of Credit Suisse First Boston (USA), Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2001 (not presented herein); and in our report dated January 31, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ KPMG LLP
New York, New York
August 14, 2002

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

ITEM 2    Management's Discussion and Analysis of Financial Condition and Results of Operations

        We are a leading integrated investment bank serving institutional, corporate, government and individual clients. We are part of the Credit Suisse First Boston business unit, which we call CSFB, of Credit Suisse Group, and our results do not necessarily reflect the overall performance of CSFB or Credit Suisse Group. As a result of being a part of a larger business unit, our results may not reflect the impact of hedging or trading strategies that are managed on a global basis. When we use the terms "we" and "our" and the "Company", we mean Credit Suisse First Boston (USA), Inc., a Delaware corporation, and its consolidated subsidiaries.

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

        The second quarter 2002 has been extremely challenging for the investment banking industry. This has been a period of significant crisis in investor confidence in reaction to accounting improprieties by certain leading corporations, several significant bankruptcies, weak corporate earnings, the threat of terrorism and international conflicts. U.S. economic growth has continued in the second quarter but at a slower rate than in the first quarter. This trend points to prospects of a sustainable rebound in the economy but concerns related to a soft labor market and weak corporate earnings are adversely affecting market expectations. The Federal Reserve Board left unchanged during the quarter the discount and overnight lending rates.

        Global issuance of debt, equity and equity-related securities has remained steady compared to the first quarter and is down more than 5% compared to the second quarter 2001. Industry-wide fees from underwriting activity are down significantly from second quarter 2001. Global initial public offerings declined significantly from the first quarter of 2002. Nonetheless, the steep yield curve has continued to provide a positive environment for certain fixed income products in the U.S., although U.S. investment grade debt issuances for the first half of 2002 decreased 4.3% compared to the first half of 2001, which had the second largest volume to date. U.S. mortgage-backed securities had a record first half in 2002. U.S. asset-backed issuances increased 15% for the first half of 2002 compared to the first half of 2001.

        U.S. mergers and acquisitions activity increased modestly compared to the first quarter but was 35% down in dollar value compared to the second quarter 2001. Prospects for a substantial recovery in the near term remain limited as stock prices continue to be lower and more volatile.

CRITICAL ACCOUNTING POLICIES

        For a discussion of the Company's accounting policies that may involve a high degree of judgment and complexity, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" included in our Annual Report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

        The Company recorded net income of $283 million for the quarter ended June 30, 2002 compared to net income of $69 million for the quarter ended June 30, 2001. For the six months ended June 30, 2002 and 2001, the Company recorded net income of $636 million and $372 million, respectively. These results reflect the efforts of a $1 billion cost cutting initiative for the CSFB business unit in response to the challenging market conditions throughout the industry in 2002.

        The Company's businesses are materially affected by conditions in the financial markets and economic conditions generally. Unpredictable or adverse market and economic conditions may adversely affect our results of operations. See "Business—Certain Factors That May Affect Our Business" in our Annual Report on Form 10-K for the year ended December 31, 2001.

Results by Segment

        The Company operates and manages its businesses through three operating divisions: Investment Banking and Private Equity Division ("IBD"), Securities Division, consisting of Equity and Fixed Income,and Financial Services Division.

        Such divisions are managed based on types of products and services offered and their related client bases. The Company evaluates the performance of its divisions based primarily on income (loss) before income taxes and cumulative effect of a change in accounting principle.

        IBD raises and invests capital and provides financial advice to companies throughout the U.S. and abroad. Through IBD, the Company manages and underwrites offerings of securities, arranges private placements, provides client advisory and other services, pursues private equity investments in a variety of areas, and provides venture capital to companies.

        Securities Division:

          The Equity business trades, conducts research on, originates and distributes equity securities and equity-related derivatives.

          The Fixed Income business trades, conducts research on, originates and distributes fixed income securities and fixed income-related derivatives, and places private debt instruments.

        Financial Services Division provides a broad array of services to individual high-net-worth investors and the financial intermediaries that represent them. This division also provides introducing broker services, clearing, research and trading services.

        The following table sets forth the net revenues, total expenses, and income (loss) before provision for income taxes, and the cumulative effect of a change in accounting principle of our divisions:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(In millions)
Investment Banking and Private Equity Division
Net Revenues	$505	$510	$953	$1,094
Total Expenses	456	615	890	1,160

Income/(Loss)(1)	49	(105)	63	(66)
Securities Division
Equity
Net Revenues	419	565	828	1,208
Total Expenses	318	431	644	901

Income(1)	101	134	184	307
Fixed Income
Net Revenues	786	624	1,273	1,229
Total Expenses	439	433	876	814

Income(1)	347	191	397	415
Subtotal Securities Division
Net Revenues	1,205	1,189	2,101	2,437
Total Expenses	757	864	1,520	1,715

Income(1)	448	325	581	722
Financial Services Division
Net Revenues	295	352	616	768
Total Expenses	258	341	529	685

Income(1)	37	11	87	83
Total(2)
Net Revenues(2)	1,944	2,115	4,121	4,630
Total Expenses(3)	1,513	2,018	3,142	4,074

Income(1)	$431	$97	$979	$556

(1)
Before provision for income taxes and cumulative effect of change in accounting principle.

(2)
Includes amounts that are not allocated to any operating division, including a pre-tax gain of $528 million from the sale of certain broker-dealer subsidiaries during the first quarter 2002, and a pre-tax gain of approximately $163 million from the assignment of the lease and sale of leasehold improvements of our former headquarters at 277 Park Avenue during the first quarter 2001.

(3)
Includes approximately $91 million and $145 million for the three months ended June 30, 2002 and 2001, respectively, and $182 million and $288 million for the six months ended June 30, 2002 and 2001, respectively, relating to certain merger-related and other charges that are not allocated to the divisions.

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

        For the quarter ended June 30, 2002, total net revenues decreased $171 million or 8% to $1.9 billion. Total net revenues decreased primarily as a result of decreases in trading revenues and investment banking and advisory fees partially offset by increases in net interest income and higher commissions.

        In the Securities Division, net revenues increased $16 million to $1.2 billion. Equity net revenues decreased $146 million or 26% to $419 million primarily as a result of decreased trading revenues offset by higher commissions and increased net interest income. The decimalization of the U.S. markets led to decreased profit margins and a shift to a commission-based pricing structure resulted in a reduction in trading gains. This combined with the decline in the new issues market contributed to the overall decrease in revenues. Fixed Income net revenues increased $162 million or 26% to $786 million, principally as a result of an increase in net interest income offset by a decrease in investment banking and advisory fees. Investment Banking and Private Equity Division's net revenues decreased $5 million to $505 million primarily due to decreased investment banking and advisory fees offset by higher net interest income. Revenues from our Private Equity business were essentially flat quarter over quarter. Financial Services Division's net revenues decreased $57 million or 16% to $295 million primarily as a result of decreases in net interest income and commissions.

        Principal transactions-net decreased $396 million or 77% to $118 million primarily as a result of decreased revenues from the Securities Division. The decreased revenues are primarily in derivatives, NASDAQ equities, mortgages and other fixed income products. The decrease in market volatility and the weak equity markets created difficult conditions and contributed to decreased revenues on derivatives trades. The decreased revenues in NASDAQ equities were offset by increased commission revenue due to a change in the pricing structure from one based on trading, in which revenues were generally based on the difference between the bid and ask prices, to one based on commissions. The losses in mortgages were offset by increased net interest income as a result of lower interest expense due to lower interest rates and a shift from hedging with interest bearing securities to hedging with forward transactions.

        Investment banking and advisory revenues decreased $103 million or 11% to $877 million primarily as a result of a decrease in fees from reduced mergers and acquisitions activity.

        Commission revenues increased $53 million or 16% to $391 million primarily as a result of higher institutional commission revenues received due to a change in the NASDAQ business from one in which revenues were based on the spread to one based on commissions. This change was a result of decimalization of the U.S. markets. These increased revenues were partially offset by reduced commissions due to the sale of certain broker-dealer subsidiaries.

        Interest and dividend income, net of interest expense increased $259 million or 92% to $541 million. The increase was a result of reduced interest expense because of the decline in global interest rates since the first quarter of 2001, which has reduced funding costs.

        Total expenses for the three months ended June 30, 2002 decreased $505 million or 25% to $1.5 billion primarily due to the continuing results of a $1 billion cost cutting initiative for the CSFB business unit begun in the fourth quarter of 2001.

        Employee compensation and benefits decreased $259 million or 20% to $1.0 billion, primarily due to staff reductions and lower bonus accruals. As is normal in our industry, a significant portion of compensation expense is a bonus amount awarded at or shortly after year-end. Bonuses are estimated and recorded throughout the year based upon a number of factors including the profitability of each business division and market conditions. From time to time we guarantee certain minimum compensation levels to attract new employees or to retain existing employees in a competitive environment. Consistent with industry practice, certain of these guarantees were multi-year. As a result of the change in senior management, the poor market conditions, and efforts to promote greater teamwork across divisions and product areas, certain of these guarantees were renegotiated in 2001 and contributed to the decrease in employee compensation and benefits. A portion of our incentive compensation consists of awards of Credit Suisse Group shares under a Credit Suisse Group stock plan, options to acquire shares, and units, the value of which is tied to the return on equity of CSFB over a three-year period.

        Occupancy and equipment rental decreased $37 million to $148 million as a result of consolidation of office facilities and decreased head count. Brokerage, clearing, and exchange fees and other expenses remained essentially flat at $73 million; communications expense decreased by $18 million to $56 million; and professional fees decreased $58 million to $51 million, all as a result of our cost-cutting initiatives and our focus on core businesses. Merger-related costs of $91 million reflect the accrual during the quarter of retention awards related to the Acquisition. Other operating expenses decreased $78 million to $72 million primarily as a result of higher expenses in 2001 due to certain litigation settlements, and the sale of certain broker-dealer subsidiaries in the first quarter of 2002 resulting in lower purchased research and advertising expenses.

        In the Securities Division, pre-tax income increased $123 million to $448 million. Equity pre-tax income decreased $33 million to $101 million primarily due to decreased trading revenues. Fixed Income pre-tax income increased $156 million to $347 million primarily as a result of increased net interest income offset by a decrease in investment banking and advisory fees. Investment Banking and Private Equity Division's pre-tax income increased $154 million to $49 million principally as a result of a decrease in compensation expense reflecting a reduction in staffing levels due to decreased mergers and acquisition activity. Pre-tax income from our Private Equity business improved by $20 million. Financial Services Division's pre-tax income increased $26 million to $37 million primarily as a result of cost cutting initiatives.

        Our income tax provision for the second quarter 2002 and 2001 was $148 million and $28 million, a 34% and 29% effective tax rate, respectively.

        Net income for the second quarter 2002 was $283 million compared with $69 million for 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

        For the six months ended June 30, 2002, total net revenues decreased $509 million or 11% to $4.1 billion. Total net revenues decreased primarily as a result of decreases in trading revenues and investment banking and advisory fees, partially offset by increases in net interest income and other income. Included in other income for the six months ended June 30, 2002 is a pre-tax gain of approximately $528 million on the sales of the U.K. and U.S. CSFBdirect business and Autranet, LLC. Included in other income for the six months ended June 30, 2001 is a pre-tax gain of approximately $163 million from the assignment of the lease and sale of leasehold improvements of our former headquarters at 277 Park Avenue.

        In the Securities Division, net revenues decreased $336 million to $2.1 billion. Equity net revenues decreased $380 million or 31% to $828 million primarily as a result of decreased trading revenues offset by higher commission income and net interest income. The decimalization of the U.S. markets led to decreased profit margins and a shift to a commission-based pricing structure resulted in a reduction in trading gains. This combined with the decline in the new issues market contributed to the overall decrease in revenues. Fixed Income net revenues increased $44 million or 4% to $1.3 billion, principally as a result of increased net interest income offset by decreased trading revenues and investment banking and advisory fees. Investment Banking and Private Equity Division's net revenues decreased $141.0 million or 13% to $953 million primarily due to the decline in investment banking and advisory fees. Revenues from our Private Equity business increased $28 million primarily as a result of lower losses on investments and lower net interest expense. Financial Services Division net revenues decreased $152 million or 20% to $616 million primarily as a result of decreased trading and commission revenues and a decrease in net interest income.

        Principal transactions-net, decreased $1.1 billion or 89% to $141 million primarily as a result of decreased revenues from the Securities Division, particularly mortgages, high yield securities and equity-related products. The decrease in market volatility and the weak equity markets created difficult conditions and contributed to decreased revenues on derivatives trades. The decreased revenues in NASDAQ equities were offset by increased commission revenue due to a change in the pricing structure from one based on trading, in which revenues were generally based on the difference between the bid and ask prices, to one based on commissions. The losses in mortgages were offset by increased net interest income as a result of lower interest expense due to lower interest rates and a shift from hedging with interest bearing securities to hedging with forward transactions.

        Investment banking and advisory revenues decreased $249 million or 13% to $1.7 billion as a result of decreased mergers and acquisitions activity.

        Commission revenues decreased $3 million to $775 million as a result of the sale of certain broker-dealer subsidiaries in the first quarter 2002. This was offset by higher institutional commission revenues received due to a change in the NASDAQ business from one in which revenues were based on the spread to one based on commissions. This change was a result of decimalization of the U.S. markets.

        Interest and dividend income, net of interest expense, increased $531 million or 122% to $966 million. The increase was a result of reduced interest expense because of the decline in global interest rates since the first quarter of 2001, which has reduced funding costs.

        Other income increased $361million to $551 million primarily as a result of the net gain recognized from the sales of the U.K and U.S. CSFBdirect business and Autranet, LLC.

        Total expenses for the six months ended June 30, 2002 decreased $932 million or 23% to $3.1 billion due to the continuing results of a $1 billion cost cutting initiative for the CSFB business unit begun in the fourth quarter of 2001.

        Employee compensation and benefits decreased $551 million or 21% to $2.0 billion primarily due to staff reductions and lower bonus accruals. As is normal in our industry, a significant portion of compensation expense is a bonus amount awarded at or shortly after year-end. Bonuses are based upon a number of factors including the profitability of each business segment and market conditions. From time to time to attract new employees or to retain existing employees in a competitive environment, we guarantee certain minimum compensation levels. Consistent with industry practice, certain of these guarantees were multi-year. As a result of the change in senior management, the poor market conditions, and efforts to promote greater teamwork across divisions and product areas, certain of these guarantees were renegotiated and contributed to the decrease in employee compensation and benefits. A portion of our incentive compensation consists of awards of Credit Suisse Group shares under a Credit Suisse Group stock plan, options to acquire shares, and units, the value of which is tied to the return on equity of CSFB over a three-year period.

        Occupancy and equipment rental decreased $50 million to $290 million as a result of consolidation of office facilities and decreased head count. Brokerage, clearing and exchange fees and other expenses remained essentially flat at $144 million; communications expense decreased by $34 million to $118 million; and professional fees decreased $84 million to $109 million, all as a result of our cost-cutting initiatives and our focus on core businesses. Merger-related costs of $182 million reflect the accrual of retention awards related to the Acquisition. Other operating expenses decreased $105 million to $235 million primarily as a result of our cost-cutting initiatives which generated reductions in travel and travel-related expenses. Other operating expenses decreased compared to 2001 due to higher expenses in 2001 from certain litigation settlements and one-time charitable contributions. In addition, the sale of certain broker-dealer subsidiaries in the first quarter of 2002 reduced purchased research and advertising expenses.

        In the Securities Division, pre-tax income decreased $141 million to $581 million. Equity pre-tax income decreased $123 million to $184 million principally due to a decrease in trading revenues, and Fixed Income pre-tax income decreased $18 million to $397 million principally as a result of decreased trading revenues and investment banking and advisory fees offset by an increase in net interest income. Investment Banking and Private Equity Division's pre-tax income increased $129 million to $63 million principally as a result of a decrease in compensation expense reflecting a reduction in staffing levels due to decreased mergers and acquisitions activity. Pre-tax losses from our Private Equity business increased $9 million. Financial Services Division pre-tax income increased $4 million to $87 million primarily as a result of lower expenses due to cost cutting initiatives.

        Our income tax provision for the first half of 2002 and first half of 2001 was $343 million and $185 million, a 35% and 33% effective tax rate, respectively.

        Net income for the first half of 2002 was $636 million compared with net income of $372 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Management Oversight

        The Company believes that maintaining access to liquidity is fundamental for firms operating in the financial services industry. The Company has therefore established a comprehensive process for the management and oversight of its liquidity, funding and capital strategies. The Capital Allocation and Risk Management Committee ("CARMC") has primary oversight responsibility for these functional disciplines. CARMC periodically reviews and approves our liquidity management policies and targets, in addition to reviewing our liquidity position and other key risk indicators. The Corporate Treasury department is responsible for the management of liquidity, long-term funding and capital as well as relationships with creditor banks. It also maintains regular contact with both rating agencies and regulators on liquidity and capital issues. See "Liquidity" in "Business — Certain Factors that May Affect the Company's Business" in our Annual Report on Form 10-K for the year ended December 31, 2001.

Balance Sheet

        Significant portions of our assets are highly liquid with the majority consisting of securities inventories and collateralized receivables, which fluctuate depending on the levels of proprietary trading and customer business. Collateralized receivables consist primarily of securities purchased under agreements to resell and securities borrowed, both of which are primarily secured by U.S. government and agency securities, and marketable corporate debt and equity securities. In addition, we have significant receivables from customers and brokers, dealers, and other that turn over frequently. To meet client needs as a securities dealer, we may carry significant levels of trading inventories.

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

        Because of changes relating to customer needs, economic and market conditions and proprietary trading and other strategies, our total assets or the individual components of total assets may vary significantly from period to period. At June 30, 2002 and December 31, 2001, our total assets were $235.5 billion and $218.3 billion, respectively.

Funding Sources and Strategy

        The majority of our assets are funded by collateralized short-term borrowings, which include securities sold under agreements to repurchase and securities loaned. Other significant funding sources include commercial paper, short-term borrowings from affiliates, payables to customers, brokers, dealers and other, long-term borrowings and stockholders' equity. Short-term funding is generally obtained at rates related to the Federal Funds rate, LIBOR or other money market indices, while long-term funding is generally obtained at fixed and floating rates related to U.S. Treasury securities or LIBOR. Depending upon prevailing market conditions, other borrowing costs are negotiated. We continually aim to broaden our funding base by geography, investor and funding instrument.

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

Liquidity Planning and Measurement

        We maintain a large secondary source of liquidity, principally through our broker/dealers and various other operating subsidiaries. We have historically been able to access significant liquidity through the secured funding markets (securities sold under agreements to repurchase, securities loaned and other collateralized financing arrangements), even in periods of market stress. We continually monitor overall liquidity by tracking the extent to which unencumbered marketable assets and other alternative unsecured funding sources exceed both contractual obligations and anticipated contingent commitments.

        The principal measure we use to monitor our liquidity position is the "liquidity barometer", which estimates the time horizon over which the adjusted market value of unencumbered assets plus committed revolving credit facilities exceeds the aggregate value of our maturing unsecured liabilities plus anticipated contingent commitments. The adjusted market value of unencumbered assets includes a reduction from market value, or "haircut", reflecting the amount that could be realized by pledging an asset as collateral to a third-party lender in a secured funding transaction. Contingent commitments include such things as letters of credit, guarantees and credit rating-related collateralization requirements. Our objective, as mandated by CARMC, is to ensure that the liquidity barometer equals or exceeds 365 days. We believe this will enable us to carry out our business plans during extended periods of market stress, while minimizing, to the extent possible, disruptions to our business.

Contractual Obligations and Contingent Commitments

        We have contractual obligations to make future payments under long-term debt and long-term non-cancelable lease and other agreements and have contingent commitments under a variety of commercial arrangements as described in the notes to our condensed consolidated financial statements.

        The following table sets forth our long-term contractual obligations as of June 30, 2002:

Contractual Obligations

	Less than 1 year	1-2 years	3-4 years	After 4 years	Total
	(In millions)
Long-term debt	$4,763	$2,445	$3,605	$11,414	$22,227
Operating leases	179	358	344	1,776	2,657

Total contractual obligations	$4,942	$2,803	$3,949	$13,190	$24,884

        Our long-term borrowings are on an unsecured basis. As of June 30, 2002 and December 31, 2001, the weighted average maturity of our long-term borrowings was approximately 4.4 years and 4.0 years, respectively. Our lease obligations are primarily for our principal offices in New York City and our other office locations.

        The following table sets forth our short-term unsecured borrowings at June 30, 2002 and December 31, 2001.

	June 30, 2002	December 31, 2001
	(In millions)
Bank Loans	$124	$951
Commercial paper(1)	1,389	1,200
Loans from affiliates(2)	10,537	7,136

Total	$12,050	$9,287

(1)
Reflects amounts outstanding at June 30, 2002 and December 31, 2001 under our $7 billion commercial paper programs.

(2)
We have significant financing transactions with Credit Suisse First Boston and certain of its subsidiaries. See "Related Party Transactions".

        The following table sets forth our contingent commitments at June 30, 2002:

Contingent Commitments

	Less than 1 year	1-2 years	3-4 years	Over 4 years	Total Amounts Committed
	Amount of Commitment Expiration Per Period (In millions)
Standby letters of credit(1)	$638	$—	$—	$—	$638
Private equity(2)	55	6	292	1,768	2,121

Total contingent commitments	$693	$6	$292	$1,768	$2,759

(1)
Since commitments associated with letters of credit may expire unused, the amounts shown do not necessarily reflect actual future cash funding requirements.

(2)
We have commitments to invest in various partnerships that make private equity and related investments in various portfolio companies or other private equity funds.

        We issue guarantees to customers of certain of our consolidated subsidiaries with respect to obligations of such subsidiaries incurred in the ordinary course of their business. The underlying obligations for these guarantees are reflected in our condensed consolidated financial statements, and, therefore, the guarantees do no create any incremental liability. We also issue from time to time a limited number of guarantees in respect of affiliated sister company obligations incurred in the ordinary course of business. These sister company obligations are not reflected in our financial statements but are reflected in the financial statements of our ultimate parent companies, Credit Suisse First Boston and Credit Suisse Group. These guarantees are not included in the table above and are not material contingent commitments.

        As of June 30, 2002, we had commitments to enter into securities purchased under agreements to resell and securities sold under agreements to repurchase of $1.0 billion. See note 13 of the condensed consolidated financial statements for more information on our commitments and contingent liabilities.

Revolving Credit Facility

        We maintain a committed revolving credit facility with various banks that, if drawn upon, would bear interest at short-term rates, such as Federal Funds or LIBOR. In May 2002, we replaced our $3.5 billion revolving credit facility with a new 364-day $3.0 billion revolving credit facility available to the Company as borrower. Proceeds from borrowings under this facility can be used for general corporate purposes and Credit Suisse Group guarantees the facility. The facility contains customary covenants that we believe will not impair our ability to obtain funding. At June 30, 2002, no borrowings were outstanding under this new facility.

Long-term Funding

        We issue long-term debt through U.S. and Euro medium-term note programs, as well as syndicated and privately placed offerings around the world.

        Under the Company's currently effective $10 billion shelf registration statement on file with the SEC, which allows the Company to issue from time to time senior and subordinated debt securities and warrants to purchase such securities, the Company had at August 13, 2002 approximately $8.5 billion available for issuance. During the six months ended June 30, 2002, under this and predecessor shelf registration statements, the Company issued both medium-term notes and longer-dated fixed income securities to extend the maturity profile of the Company's debt. In the six months ended June 30, 2002, the Company issued $2.75 billion 6 1/2% notes due 2012, $1.75 billion 5 3/4% notes due 2007 and $2.7 billion in medium-term notes off current and predecessor shelf registration statements and $822 million in Euro medium-term notes under the Company's $5 billion program established in July 2001. On July 19, 2002, the Company issued $1.0 billion of 7 1/8% senior notes due 2032 off its shelf registration statement.

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

        At August 9, 2002, our ratings and ratings outlooks were as follows:

	Long-Term Debt	Commercial Paper	Outlook
Fitch	AA-	F-1+	Stable
Moody's	Aa3	P-1	Negative
Standard & Poor's	AA-	A-1+	Negative

        On July 5, 2002, Moody's Investors Service affirmed the ratings but changed to "negative" from "stable" the ratings outlook for our Aa3 senior debt rating and the Aa3 senior debt rating of Credit Suisse Group and Credit Suisse First Boston.

        On July 17, 2002, Standard & Poor's affirmed the ratings but changed to "negative" from "stable" the ratings outlook for our AA- senior debt rating, the AA- senior debt rating of Credit Suisse First Boston and the A+ senior debt rating of Credit Suisse Group.

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

Regulated Subsidiaries

        Our principal wholly owned subsidiaries, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") and Credit Suisse First Boston Corporation ("CSFB Corp."), are registered broker-dealers, registered futures commission merchants and member firms of The New York Stock Exchange, Inc. (the "NYSE"). As such, they are subject to the NYSE's net capital rule, which conforms to the Uniform Net Capital Rule pursuant to Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the alternative method permitted by this rule, the required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds, whichever is greater. If a member firm's capital is less than four percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm's net capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. At June 30, 2002, DLJSC's and CSFB Corp.'s net capital of approximately $1.6 billion and $3.5 billion, respectively, was 32.97 percent and 114.24 percent, respectively, of aggregate debit balances and in excess of the minimum requirement by approximately $1.5 billion and $3.4 billion, respectively. Our broker-dealer lite entity, Credit Suisse First Boston Capital LLC, is also subject to the uniform net capital rule, but calculates its net capital requirements under Appendix F of SEC Rule 15c3-1. The Company's London-based broker-dealer subsidiaries are subject to the requirements of the Financial Services Authority. Certain other subsidiaries are also subject to capital adequacy requirements. At June 30, 2002, our subsidiaries complied with all applicable regulatory capital adequacy requirements.

Cash Flows

        Our consolidated statements of cash flows classify cash flow into three broad categories: cash flows from operating activities, investing activities and financing activities. Our net cash flows are principally associated with operating and financing activities, which support our trading, customer and banking activities. These statements should be read in conjunction with the note and table on Related Party Transactions that follow our discussion of cash flows.

Six Months Ended June 30, 2002 and 2001

        At June 30, 2002 and 2001, cash and cash equivalents totaled $1.5 billion and $1.9 billion, respectively, a decrease of $0.2 billion and $0.9 billion, respectively, compared to December 31, 2001 and 2000.

        Net cash used in operating activities totaled $11.0 billion and $12.2 billion for the six months ended June 30, 2002 and 2001, respectively. In 2002, there were increases in assets including financial instruments owned of $4.1 billion, and decreases in liabilities including securities loaned of $7.2 billion, payables to customers of $2.7 billion, payables to brokers, dealers and other of $2.9 billion, accounts payable and accrued expenses of $1.6 billion, and other liabilities of $1.2 billion. These were partially offset by decreases in receivables from brokers, dealers and other of $2.2 billion and increases in financial instruments sold not yet purchased of $5.3 billion. In the first six months of 2001, there were increases in assets including securities borrowed of $2.2 billion, receivables from brokers, dealers and other of

$4.3 billion, financial instruments owned of $2.7 billion, and decreases in liabilities including securities loaned of $4.2 billion, payables to brokers, dealers, and other of $1.8 billion, and accounts payable and accrued expenses of $3.4 billion. These were partially offset by decreases in financial instruments sold not yet purchased of $1.9 billion and obligation to return securities received as collateral of $2.0 billion.

        For the first six months of 2002 and 2001, net cash (used in) provided by investing activities was ($7.1) billion and $1.9 billion, respectively. This was due primarily to an increase in 2002 in receivables from parent and affiliates of $7.9 billion offset in part by the sales of certain broker-dealer subsidiaries. In 2001, the increase was due to decreased receivables from parent and affiliates of $1.9 billion.

        In the first six months of 2002 and 2001, net cash provided by financing activities totaled $18.0 billion and $9.5 billion, respectively. During the six months ended June 30, 2002, there were increases in short-term financings of $2.8 billion, and securities sold under agreements to repurchase, net of securities purchased under agreements to resell of $8.7 billion, net increases in senior notes of $4.0 billion ($4.7 billion were issued while $700 million matured) and net increases in medium-term notes of $2.6 billion. During the six months ended June 30, 2001, there were increases in securities sold under agreements to repurchase, net of securities purchased under agreements to resell of $22.3 billion and a net increase of $1.3 billion of medium-term notes ($2.3 billion were issued and $1.0 billion matured). These were offset in part by decreases in short-term financings of $9.6 billion and subordinated loan agreements of $4.2 billion.

RELATED PARTY TRANSACTIONS

        Credit Suisse Group ("CSG"), through CSFBI, owns all of our outstanding voting common stock. The Company is involved in significant financing and other transactions, and has significant related party balances, with CSG and certain of its subsidiaries and affiliates. The Company enters into these transactions in the ordinary course of business and believes that these transactions are on market terms that could be obtained from unrelated third parties.

        The following table sets forth related party assets and liabilities:

	June 30, 2002	December 31, 2001
	(In millions)
Securities purchased under agreements to resell	$6,875	$2,740
Securities borrowed	1,696	1,552
Receivables from brokers, dealers and other	1,736	—
Derivatives contracts	882	710
Taxes receivable (included in other assets and deferred amounts)	12	8
Loans receivable	15,580	7,626

Total Assets	$26,781	$12,636

Securities sold under agreements to repurchase	$19,715	$13,994
Securities loaned	11,494	12,604
Short-term borrowings	10,537	7,136
Payables to brokers, dealers and other	1,937	2,172
Derivatives contracts	518	709
Taxes payable (included in other liabilities)	439	959
Intercompany payables (included in other liabilities)	81	598

Total Liabilities	$44,721	$38,172

        Included in these related party transactions are revenues and expenses resulting from various securities trading, investment banking and financing activities with certain affiliates, as well as fees for administrative services performed by the Company under the terms of various service level fee arrangements. Service level fees are treated as a reduction of other operating expenses in the condensed consolidated statements of income.

        The following table sets forth related party revenues and expenses:

	Six Months Ended
	June 30, 2002	June 30, 2001
	(In millions)
Commissions	$(8)	$(17)
Interest Income	193	309

Total Revenues	$185	$292

Interest Expense	$353	$1,203
Other Operating Expenses	(81)	(66)

Total Expenses	$272	$1,137

        Pursuant to an agreement, the Company sold at cost, without recourse, to CSFBI the right, title and interest in certain assets aggregating $410.2 million and $216.2 million at June 30, 2002 and December 31, 2001, respectively.

        See "Derivatives" and "Off Balance Sheet Transactions" for further discussion of transactions with affiliated companies as well as note 3 to the condensed consolidated financial statements.

DERIVATIVES

        We enter into various transactions involving derivatives. We use derivative contracts for both trading and hedging purposes. These derivatives include options, forwards, futures and swaps. In general, derivatives are contractual agreements that derive their values from the performance of underlying assets, interest or currency exchange rates, or a variety of indices. Most of our derivative transactions are accounted for as trading positions.

Hedging Derivatives

        We manage our interest rate exposure on our fixed-rate debt by using interest rate swaps that qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). These financial instruments are accounted for as fair value hedges, with changes in fair value included in other revenues in the condensed consolidated statements of income.

        The effectiveness of hedging relationships is evaluated using quantitative measures of correlation. If a hedge relationship is not found to be highly effective, it no longer qualifies as a hedge and any subsequent gains or losses attributable to the hedged item cease to be recognized, while the subsequent changes in the derivative instrument's fair value are recognized in earnings, in each reporting period. There were no gains or losses on derivatives that were excluded from the assessment of effectiveness during the six months ended June 30, 2002.

        Other derivatives used for hedging purposes that do not qualify as hedges under SFAS 133 are carried at fair value with changes in value included in principal transactions–net in the condensed consolidated statements of income. For the six months ended June 30, 2002 and 2001, we recognized an after tax gain (loss) of ($4.0) million and $3.4 million, respectively, for these derivatives.

Trading Derivatives

Options

        We write option contracts specifically designed to meet customer needs or for hedging purposes. These options do not expose us to credit risk since we, not our counterparty, are obligated to perform. At the beginning of the contract period, we receive a cash premium. During the contract period, we bear the risk of unfavorable changes in the value of the financial instruments underlying the options ("market risk"). To manage this market risk, we purchase or sell cash or derivative financial instruments on a proprietary basis. Such purchases and sales may include debt and equity securities, forward and futures contracts and options.

        We also purchase options for trading purposes. With purchased options, we get the right, for a fee, to buy or sell the underlying instrument at a fixed price on or before a specified date. The underlying instruments for these options include mortgage-backed securities, equities, interest rate instruments and foreign currencies. The counterparties to these purchases are reviewed to determine whether they are creditworthy.

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

Quantitative Disclosures for All Derivatives

        The fair values of all derivatives outstanding at June 30, 2002 and December 31, 2001 are as follows:

	June 30, 2002		December 31, 2001
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Options	$725	$1,073	$968	$1,010
Forward contracts	640	443	1,652	1,647
Futures contracts	18	36	103	20
Swaps	733	349	354	280

Total	$2,116	$1,901	$3,077	$2,957

        These amounts are included as derivatives contracts in financial instruments owned/sold not yet purchased in the condensed consolidated statements of financial condition.

Derivatives With Related Parties

        Included below are derivatives transactions with related parties consisting primarily of interest rate, foreign exchange and credit default swaps. The fair value of derivatives outstanding at June 30, 2002 and December 31, 2001 with related parties was as follows:

	June 30, 2002		December 31, 2001
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Options	$91	$246	$157	$383
Forward contracts	186	98	212	117
Swaps	605	174	341	209

	$882	$518	$710	$709

Sources and Maturities of OTC Derivatives

        The following table sets forth the distributions, by maturity, of substantially all of our exposure with respect to OTC derivatives as of June 30, 2002 after taking into account the effect of netting agreements. Fair values were determined on the basis of pricing models and other valuation methods.

	Assets Fair Value at June 30, 2002
	Maturity less Than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in Excess of 5 years	Total Fair Value
	(In millions)
Options	$92	$148	$90	$65	$395
Forward Contracts	464	57	71	48	640
Swaps	125	296	80	232	733

Total	$681	$501	$241	$345	$1,768

	Liabilities Fair Value at June 30, 2002
	Maturity less Than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in Excess of 5 years	Total Fair Value
	(In millions)
Options	$369	$392	$84	$45	$890
Forward Contracts	398	43	1	1	443
Swaps	55	140	55	99	349

Total	$822	$575	$140	$145	$1,682

PRIVATE EQUITY ACTIVITIES

        Our private equity activities include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. Our subsidiaries act as general partner of many of these private equity partnerships. These investments are carried at estimated fair value in our consolidated financial statements. These investments are primarily in unlisted or illiquid equity or equity-related securities. At June 30, 2002 and December 31, 2001, we had private equity and other long-term investments of $776 million and $963 million, respectively, and had commitments to invest up to an additional $2.1 billion and $1.7 billion, respectively. We managed or advised funds and proprietary equity portfolios with total committed capital of $20.1 billion and $20.7 billion at June 30, 2002 and December 31, 2001, respectively.

HIGH YIELD DEBT AND MORTGAGE WHOLE LOANS AND OTHER NON-INVESTMENT GRADE DEBT

        We underwrite, trade and hold high yield debt, mortgage whole loans, loan participations and foreign sovereign debt and other non-investment-grade debt. Due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions, these securities generally involve greater risk than investment-grade securities. We record high yield debt at fair value, mortgage whole loans and loan participations at lower of cost or fair value and foreign sovereign and other non-investment-grade debt at fair value. Timing of the securitization of our mortgage whole loan inventory will impact the size of our positions at any given time. The following summarizes our positions in these instruments:

	June 30, 2002		December 31, 2001
	Long	Short	Long	Short
	(In millions)
High yield debt	$1,035	$638	$895	$731
Mortgage whole loans	7,387	—	6,846	—
Loan participations	130	—	162	—
Other non-investment grade debt	29	—	187	—

Total	$8,581	$638	$8,090	$731

OFF BALANCE SHEET ARRANGEMENTS

        In the ordinary course of business, we sell commercial and residential mortgage whole loans to special purpose vehicles ("SPVs"). These SPVs are set up by our subsidiaries and affiliates to securitize mortgage whole loans. Our principal broker-dealer subsidiary, CSFB Corp., underwrites asset-backed securities for the SPVs. These SPVs are qualified special purpose vehicles ("QSPEs") under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" a replacement of FASB Statement No. 125 ("SFAS 140"). As more fully described below under "Accounting Developments", SFAS 140 sets forth specific guidelines to distinguish transfers of financial assets that are sales from transfers that are secured borrowings. An SPV that is a QSPE is not required to be consolidated in the transferor's financial statements. For an SPV to qualify as a QSPE, certain conditions must be met such as being an entity demonstratively distinct from the transferor, with limits on permitted activities, assets it can hold and permitted sales, exchanges, puts or distribution of its assets. Since our securitization SPVs have been structured to qualify as QSPEs, the related assets and liabilities are not consolidated into our financial statements.

        As part of our securitization activities, commercial and residential mortgages are sold to qualifying entities or SPEs and securitized. Beneficial interests in those entities are sold to investors. The investors and the securitization entities have no recourse to the Company's assets. For the six months ended June 30, 2002, we securitized $3 billion in residential mortgages. For the six months ended June 30, 2002 net loss recognized on these transactions was $21.2 million. For the six months ended June 30, 2001, we securitized $202.3 million in residential mortgages. For the six months ended June 30, 2001 net loss recognized on these transactions was $0.7 million. In addition, for the six months ended June 30, 2002 and 2001, we sold $11.7 billion and $6.5 billion, respectively, of residential and commercial mortgages to an affiliate, which were subsequently securitized. Our primary broker-dealer subsidiary acting as underwriter has unsold positions of $537 million and $528 million at June 30, 2002 and 2001, respectively, associated with these transactions.

ACCOUNTING DEVELOPMENTS

        In June 2001, the Financial Accounting Standards Board (the "FASB"), issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. The pooling of interest method is not permitted. The Company previously adopted SFAS 141 for all business combinations initiated after June 30, 2001. Effective January 1, 2002, the Company adopted the remaining provisions of SFAS 141.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill and indefinite-lived intangible assets be reviewed annually for impairment instead of being amortized to earnings. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment. Effective January 1, 2002, the Company adopted SFAS 142. During the second quarter of 2002, the Company completed the transitional impairment test of goodwill as of January 1, 2002 and determined that there was no impairment to goodwill and no effect on the Company's consolidated financial condition or results of operations as of January 1, 2002. There have been no events or circumstances occurring subsequent to the transitional impairment test that would more likely than not have resulted in the fair value of the Company's reporting units being below their respective carry values. See note 15 of the condensed consolidated financial statements for more information on goodwill and identifiable intangible assets.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. Management believes that the adoption of SFAS 143 will not have a significant impact on the Company's consolidated financial condition or results of operations.

        In October 2001, the FASB, issued Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which replaces FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 requires that long-lived assets which are "held for sale" be measured at the lower of carrying amount or fair value less cost to sell and also broadens the reporting requirements for discontinued operations. This statement is effective for fiscal years beginning after December 15, 2001, and is to be applied prospectively. Effective January 1, 2002, the Company adopted SFAS 144. There was no impact on the Company's consolidated financial condition or results of operations as a result of adopting SFAS 144.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for fiscal years beginning after May 15, 2002. Management is evaluating the impact of adopting SFAS 145.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with restructuring a discontinued operation, plant closing, or other exit or disposal activity. The statement is effective for exit or disposal activities initiated after December 31, 2002. Management is evaluating the impact of adopting SFAS 146.

        In June 2002, the FASB issued an Exposure Draft, "Proposed Interpretation: Consolidation of Certain Special-Purpose Entities—an Interpretation of ARB No. 51". This Proposed Interpretation would address consolidation by business enterprises of special purpose entities ("SPEs") to which the usual condition for consolidation described in Accounting Research Bulletin No. 51, Consolidated Financial Statements, does not apply because the SPEs have no voting interests or otherwise are not subject to control through ownership of voting interests. If the Proposed Interpretation were adopted, off balance sheet treatment would be eliminated for many transactions that were structured by companies under current accounting guidance. Management is evaluating the impact of having to adopt the Proposed Interpretation.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Risk Management and Value at Risk

        For a description of the Company's risk management policies and procedures and value-at-risk ("VAR") model, including such model's assumptions and limitations, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2001 Annual Report on Form 10-K. The Company-wide trading portfolio VAR was approximately $31.0 million and $28.7 million at June 30, 2002 and December 31, 2001, respectively.

        Due to the benefit of diversification the Company-wide VAR is less than the sum of the individual components. The three main components of market risk, expressed in terms of theoretical fair values, had the following VAR:

	June 30, 2002	December 31, 2001
Trading:
Interest rate risk	$31.7	$29.2
Equity risk	5.9	10.0
Foreign currency exchange risk	0.1	0.0
Total	$31.0	$28.7

        The equity risk on our non-trading financial instruments portfolio, which is mainly comprised of our private equity investments, is calculated using a sensitivity analysis as described in the Company's 2001 Annual Report on Form 10-K. The Company equity risk on the non-trading portfolio was approximately $77.6 million and $95.9 million at June 30, 2002 and December 31, 2001, respectively.

        The interest rate risk on non-trading positions is measured using sensitivity analysis that estimates the potential decline in the value of the non-trading portfolio resulting from a 100 basis points decline in the interest rates of G21 nations and a 200 basis points decline in the interest rates of non-G21 nations. Our non-trading interest rate risk was approximately $353.8 million and $361.0 million at June 30, 2002 and December 31, 2001, respectively.

        We do not have material foreign exchange or commodity price risks on our non-trading portfolio.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and Quarterly Report on Form 10-Q for the three months ended March 31, 2002. The following is an update of such proceedings.

Independent Energy Holdings PLC Litigation

        By Opinion and Order entered on May 30, 2002, the Court certified a class of plaintiffs in the consolidated action captioned In re Independent Energy Holdings PLC Securities Litigation pending in the U.S. District Court for the Southern District of New York.

Litigation Relating to CSFB's Acquisition of DLJ

        On June 6, 2002, the Court approved the settlement in the consolidated In re CSFBdirect Tracking Stock Shareholders Litigation and dismissed the action with prejudice.

Litigation Relating To IPO Allocation Practices

        On May 24, 2002, CSFB Corp. moved to dismiss the amended complaint filed in the U.S. District Court for the Southern District of New York alleging violations of the federal and state antitrust laws in connection with alleged IPO allocation practices.

        On June 25, 2002, the Court denied CSFB Corp.'s motion to dismiss the amended complaint in the action pending in the U.S. District Court for the Southern District of New York brought by a putative class of issuers in initial public offerings in which CSFB Corp. acted as lead manager.

        On July 1, 2002, CSFB Corp., DLJSC and several other investment banks moved to dismiss the consolidated amended class action complaints filed in the U.S. District Court for the Southern District of New York concerning IPO allocation practices.

Enron-related Litigation and Inquiries

        On May 8, 2002, CSFB Corp. moved to dismiss the putative class action complaint in the Tittle v. Enron Corp., et. al matter that was filed on April 8, 2002 in Texas federal court by participants in Enron's employee savings plans against Enron and certain executives and directors of Enron, Arthur Andersen and certain partners, executives and employees of Arthur Andersen, the law firm of Vincent & Elkins, L.L.P. and certain partners of Vincent & Elkins, and CSFB Corp. and certain other investment banks.

        On May 8, 2002, CSFB Corp. moved to dismiss the consolidated putative class action complaint in the Newby v. Enron Corp., et. al matter that was filed on April 8, 2002 in Texas federal court on behalf of purchasers of Enron stock against Enron and certain executives and directors of Enron, Arthur Andersen and certain partners, executives and employees of Arthur Andersen, the law firms of Vincent & Elkins, L.L.P. and Kirkland & Ellis, and CSFB Corp. and certain other investment banks.

        The Retirement Systems of Alabama v. Merrill Lynch & Co., et. al matter, filed on March 15, 2002 against certain executives and directors of Enron, Arthur Andersen, and CSFB Corp. and certain other investment banks, has been remanded to Alabama state court, and on July 18, 2002, CSFB Corp. moved to dismiss plaintiff's third amended complaint.

        We have received additional requests for information from certain U.S. Congressional committees and additional requests for information and/or subpoenas from certain governmental and regulatory agencies regarding certain transactions and business relationships with Enron and its affiliates, including certain Enron-related special purpose entities. We are cooperating fully with such inquiries.

        On July 12, 2002, CSFB Corp. was named as an additional defendant in an action brought by a non-profit electric power cooperative against various defendants, including certain energy and power companies, financial institutions, other investment banks and one individual, in the District Court of Johnson County in the State of Texas. On July 25, 2002, certain defendants removed the case to the U.S. District Court for the Northern District of Texas. The complaint alleges violations of Texas statutory and common law in connection with the purchase of an electric generating plant in Texas by an Enron designee.

        On July 22, 2002, certain executives and directors of Enron, Arthur Andersen and certain partners, executives and employees of Arthur Andersen, the law firm of Vinson & Elkins, L.L.P. and certain of its partners, CSFB Corp., Credit Suisse First Boston International, Credti Suisse First Boston Europe Ltd., DLJ and certain other investment banks were named in a putative class action filed in the U.S. District Court for the Southern District of New York by purchasers of certain credit-linked notes. Three of our employees (as well as certain employees of other investment banks) were also named as defendants in the complaint. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, in connection with various offerings of credit-linked notes.

Research Matters

        We have received a subpoena from the U.S. Department of Justice and from the Commonwealth of Massachusetts relating to research departments. We are cooperating fully with this inquiry.

General

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

ITEMS 2, 3 and 4.

        Pursuant to General Instruction H of Form 10-Q the information required by Items 2, 3 and 4 is omitted.

ITEM 5.

        We have made in this Quarterly Report on Form 10-Q, including, without limitation in "Legal Proceedings" in Part II, Item 1, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2, and from time to time may otherwise make in our public filings and press releases, forward-looking statements concerning our operations, economic performance and financial condition, as well as our future plans and strategic objectives. Such forward-looking statements are subject to various risks and uncertainties, and we claim the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those anticipated herein or in any such other filings, releases or statements because of a number of factors, including without limitation, those detailed in "Business—Certain Factors That May Affect Our Business" in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2001, those discussed elsewhere herein, and in other public filings and press releases. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the results indicated in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements except as otherwise required by applicable law.

ITEM 6. EXHIBITS

  (a)
  Exhibits.

  12
  Computation of ratio of earnings to fixed charges

  15
  Letter re unaudited interim financial information

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT SUISSE FIRST BOSTON (USA), INC.
August 14, 2002	By:	/s/ DAVID C. FISHER Chief Financial and Accounting Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibits No.	Description
12	Computation of ratio of earnings to fixed charges.*
15	Letter re unaudited interim financial information*

*
Filed herewith.

QuickLinks

CREDIT SUISSE FIRST BOSTON (USA), INC. Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 TABLE OF CONTENTS
PART I FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Condensed Consolidated Statements of Financial Condition (Unaudited) (In millions)
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income (Unaudited) (In millions)
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) For the Six Months Ended June 30, 2001 and June 30, 2002 (In millions)
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited) (In millions)
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited) (In millions)
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited) June 30, 2002
Independent Accountants' Review Report
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
  ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
Contractual Obligations
Contingent Commitments
  ITEM 3: Quantitative and Qualitative Disclosures about Market Risk
PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEMS 2, 3 and 4.
  ITEM 5.
  ITEM 6. EXHIBITS
Signature
INDEX TO EXHIBITS