Form 10-Q
period 2002-09-30
CREDIT SUISSE FIRST BOSTON USA INC
filed 2002-11-14
CIK 29646

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

Commission File Number: 1-6862

Credit Suisse First Boston (USA), Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-1898818
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

Eleven Madison Avenue New York, N.Y.	10010
(Address of principal executive offices)	(Zip Code)

(212) 325-2000
(Registrant’s telephone number, including area code)

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

CREDIT SUISSE FIRST BOSTON (USA), INC.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002

Part I

FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In millions)

	September 30, 2002	December 31, 2001

ASSETS
Cash and cash equivalents	$1,501	$1,666
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	6,524	6,407
Collateralized short-term financings:
Securities purchased under agreements to resell	54,567	43,961
Securities borrowed	67,947	68,232
Receivables:
Customers	3,820	4,740
Brokers, dealers and other	10,199	11,497
Financial instruments owned:
U.S. government and agencies (includes securities pledged as collateral of $25,285 and $21,639, respectively)	29,123	30,836
Corporate debt (includes securities pledged as collateral of $10,491 and $9,765, respectively)	13,761	13,420
Mortgage whole loans (includes loans pledged as collateral of $6,499 and $4,997, respectively)	9,624	6,846
Equities (includes securities pledged as collateral of $6,233 and $5,917, respectively)	9,382	11,142
Commercial paper	995	582
Private equity and other long-term investments	808	963
Derivatives contracts	3,452	3,077
Other	1,771	2,085
Net deferred tax asset	1,665	2,200
Office facilities at cost (net of accumulated depreciation and amortization of $979 and $683, respectively)	714	759
Goodwill and other intangible assets	333	249
Loans receivable from parent and affiliates	16,521	7,631
Other assets and deferred amounts	1,818	2,027

Total Assets	$234,525	$218,320

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition (continued)

(Unaudited)

(In millions, except share data)

	September 30, 2002	December 31, 2001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Commercial paper and short-term borrowings	$10,366	$9,287
Collateralized short-term financings:
Securities sold under agreements to repurchase	111,450	96,101
Securities loaned	22,085	27,105
Payables:
Customers	9,577	11,593
Brokers, dealers and other	10,268	12,816
Financial instruments sold not yet purchased:
U.S. government and agencies	25,273	20,888
Corporate debt	3,067	3,402
Equities	2,438	3,063
Derivatives contracts	2,690	2,957
Other	396	345
Obligation to return securities received as collateral	561	1,034
Accounts payable and accrued expenses	3,581	5,256
Other liabilities	1,222	1,922
Long-term borrowings	23,521	15,663

Total liabilities	226,495	211,432

Stockholders’ Equity:
Preferred stock, 50,000,000 shares authorized:
Series B Preferred Stock, at $50.00 per share liquidation preference (88,500 and 90,000 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively)	4	5
Common Stock ($0.10 par value; 50,000 shares authorized; 1,100 shares issued and outstanding	—	—
Paid-in capital	6,525	6,064
Retained earnings	1,562	891
Accumulated other comprehensive loss	(61)	(72)
Total stockholders’ equity	8,030	6,888
Total Liabilities and Stockholders’ Equity	$234,525	$218,320

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenues:
Principal transactions-net	$(233)	$0	$(73)	$1,291
Investment banking and advisory	600	682	2,271	2,620
Commissions	365	357	1,140	1,135
Interest and dividends, net of interest expense of $1,448, $2,471, $4,263 and $8,920, respectively	580	293	1,545	727
Other	(14)	9	537	198

Total net revenues	1,298	1,341	5,420	5,971

Expenses:
Employee compensation and benefits	761	1,243	2,825	3,858
Occupancy and equipment rental	153	180	443	519
Brokerage, clearing and exchange fees	77	91	221	237
Communications	62	75	180	228
Professional fees	52	83	161	277
Merger-related costs	78	90	260	378
Other operating expenses	62	184	298	523

Total expenses	1,245	1,946	4,388	6,020

Income (loss) before provision (benefit) for income taxes, and cumulative effect of a change in accounting principle	53	(605)	1,032	(49)
Income tax provision (benefit)	18	(207)	361	(22)
Income (loss) before cumulative effect of a change in accounting principle	35	(398)	671	(27)
Cumulative effect of a change in accounting principle, net of tax provision of $0.3	—	—	—	1

Net income (loss)	$35	$(398)	$671	$(26)

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2001 and September 30, 2002

(Unaudited)

(In millions)

	Preferred Stock	CSFB (USA) Common Stock	CSFBdirect Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balances at December 31, 2000	$375	$—	$2	$5,072	$1,064	$(7)	$6,506
Net loss	—	—	—	—	(26)	—	(26)
Foreign currency translation adjustment	—	—	—	—	—	(1)	(1)
Change in accounting principle (SFAS 133)	—	—	—	—	—	(1)	(1)

Total comprehensive loss							(28)

Capital contribution of Credit Suisse First Boston Capital Holdings, Inc.	—	—	—	34	—	—	34
Retirement of CSFBdirect stock	—	—	(2)	2	—	—	—
Dividends:
Preferred stock	—	—	—	—	(15)	—	(15)
CSG Share Plan activity	—	—	—	643	—	—	643
Tax benefit on CSG Share Plan activity	—	—	—	41	—	—	41

Balances at September 30, 2001	$375	$—	$—	$5,792	$1,023	$(9)	$7,181

Balances at December 31, 2001	$5	$—	$—	$6,064	$891	$(72)	$6,888
Net income	—	—	—	—	671	—	671
Foreign currency translation adjustment	—	—	—	—	—	6	6
Decrease in pension liability, net of tax expense of $3	—	—	—	—	—	5	5

Total comprehensive income							682
Repurchase of Series B Preferred Stock	(1)	—	—	—	—	—	(1)
CSG Share Plan activity	—	—	—	465	—	—	465
Tax expense on CSG Share Plan activity	—	—	—	(4)	—	—	(4)

Balances at September 30, 2002	$4	$—	$—	$6,525	$1,562	$(61)	$8,030

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$671	$(26)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net pre-tax gain on sale of certain broker-dealer subsidiaries	(528)	—
Depreciation and amortization	125	153
CSG Share Plan activity	465	643
Deferred taxes	175	(156)
Net change in the fair value of private equity and other long-term investments	57	210
Other, net	7	(2)
(Increase) decrease in operating assets:
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	(117)	(1,045)
Securities borrowed	285	9,292
Receivables from customers	920	3,960
Receivables from brokers, dealers and other	1,298	(11,503)
Financial instruments owned	(120)	(1,743)
Other assets and deferred amounts	445	539
Increase (decrease) in operating liabilities:
Securities loaned	(5,020)	(12,278)
Payables to customers	(2,016)	(51)
Payables to brokers, dealers and other	(2,548)	7,463
Financial instruments sold not yet purchased	3,209	(1,085)
Obligation to return securities received as collateral	(473)	942
Accounts payable and accrued expenses	(1,675)	(3,274)
Other liabilities	(700)	658

Net cash (used in) operating activities	$(5,540)	$(7,303)

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

(In millions)

Cash flows from investing activities:
Net (payments for) proceeds from:
Capital contribution of Credit Suisse First Boston Capital Holdings, Inc	$—	$34
Loans receivable from parent and affiliates	(8,890)	(2,823)
Purchases of private equity and other long-term investments	(149)	(317)
Sales of private equity and other long-term investments	247	268
Office facilities	(71)	92
Sale of certain broker-dealer subsidiaries	674	—
Purchase of subsidiary	(70)	—
Other assets	(35)	(157)

Net cash (provided by) investing activities	(8,294)	(2,903)

Cash flows from financing activities:
Net proceeds from (payments for):
Short-term financings	1,079	(11,618)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	4,743	21,105
Redemption of preferred trust securities	—	(200)
Repurchase of Series B Preferred Stock	(1)	—
Senior notes	5,868	2,363
Global floating-rate notes	—	(350)
Medium-term notes	2,082	2,427
Structured borrowings	(87)	(21)
Other long-term debt	(5)	(16)
Subordinated loan agreements	—	(4,150)
Cash dividends	—	(15)
Other assets	(10)	(15)

Net cash provided by financing activities	13,669	9,510

Decrease in cash and cash equivalents	(165)	(696)
Cash and cash equivalents at beginning of period	1,666	2,758

Cash and cash equivalents at end of period	$1,501	$2,062

Supplemental statement of cash flows information:
Supplemental schedule of noncash investing and financing activities:
Capital contribution of Madison Purchasing Corp.
Fair value of assets contributed	$432
Less: liabilities assumed	432
Capital contribution of Madison Purchasing Corp.	$—

Capital contribution of Credit Suisse First Boston Capital Holdings, Inc.
Fair value of assets contributed		$67
Less: liabilities assumed		33
Capital contribution of Credit Suisse First Boston Capital Holdings, Inc.		$34

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2002

1.  Summary of Significant Accounting Policies

Credit Suisse First Boston (USA), Inc., formerly known as Donaldson, Lufkin & Jenrette, Inc., and subsidiaries (the “Company”), is a leading integrated investment bank serving institutional, corporate, government and individual clients. The Company provides clients with a broad range of products and services that includes securities underwriting, sales and trading, investment banking, financial advisory services, private equity investments, investment research, full-service brokerage services, financial services outsourcing solutions, and derivatives and risk management products.

The condensed consolidated financial statements include Credit Suisse First Boston (USA), Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company is a wholly owned subsidiary of Credit Suisse First Boston, Inc. (“CSFBI”) and was acquired on November 3, 2000 (the “Acquisition”). No adjustments of the historical carrying values of the Company’s assets and liabilities to reflect the Acquisition by CSFBI were recorded in the Company’s historical consolidated financial statements. Similarly, although the Acquisition gave rise to goodwill, none of this goodwill was “pushed down” to the Company. For further discussion of the Acquisition, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America but is not required for interim reporting purposes has been condensed or omitted. These condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal, recurring accruals) that are necessary for a fair presentation of the condensed consolidated statements of financial condition and income for the interim periods presented.

The results of operations for interim periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

To prepare condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management must estimate certain amounts that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses. Actual results could differ from those estimates.

Residential mortgage whole loans held for trading purposes are carried at fair value in the condensed consolidated statements of financial condition, with changes in fair value included in principal transactions-net in the condensed consolidated statements of income.  Mortgage whole loans held for sale are carried at the lower of aggregate cost or fair value in the condensed consolidated statements of financial condition. The amount by which aggregate cost exceeds fair value is reflected in principal transactions-net in the condensed consolidated statements of income.

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. The pooling of interest method is not permitted. The Company previously adopted SFAS 141 for all business combinations initiated after June 30, 2001. Effective January 1, 2002, the Company adopted the remaining provisions of SFAS 141.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires that goodwill and indefinite-lived intangible assets be reviewed annually for impairment instead of being amortized to earnings. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment. Effective January 1, 2002, the Company adopted SFAS 142. The Company completed the transitional impairment test of goodwill as of January 1, 2002 and determined that there was no impairment to goodwill and no effect on the Company’s consolidated financial condition or results of operations as of January 1, 2002.  There have been no events or circumstances occurring subsequent to the transitional impairment test that would more likely than not have resulted in the fair value of the Company’s reporting units being below their respective carrying values.  See note 15 for more information on goodwill and identifiable intangible assets.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. Management believes that the adoption of SFAS 143 will not have a significant impact on the Company’s consolidated financial condition or results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which replaces FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS 144 requires that long-lived assets which are “held for sale” be measured at the lower of carrying amount or fair value less cost to sell and also broadens the reporting requirements for discontinued operations. Effective January 1, 2002, the Company adopted SFAS 144. There was no impact on the Company’s consolidated financial condition or results of operations as a result of adopting SFAS 144.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, an amendment of that statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and FASB Statement No. 44.  SFAS 145 amends FASB Statement No. 13, “Accounting for Leases” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The statement is effective for fiscal years beginning after May 15, 2002. Management is evaluating the impact of adopting SFAS 145.

In May 2002, the FASB issued an Exposure Draft, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57, and 107”.  This proposed interpretation would require additional disclosures to be made by a guarantor in its financial statements about its obligations under certain of its guarantees. It also would require a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken in issuing the guarantee.  Management is evaluating the impact of adopting the proposed interpretation, which is expected to be issued in November 2002.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with restructurings, discontinued operations, plant closings, or other exit or disposal activities. The statement is effective for exit or disposal activities initiated after December 31, 2002.  Management is evaluating the impact of adopting SFAS 146.

In June 2002, the FASB issued an Exposure Draft, “Consolidation of Certain Special-Purpose Entities - an Interpretation of ARB No. 51”.  This proposed interpretation would address consolidation by business enterprises of special-purpose entities (“SPEs”) to which the usual condition for consolidation described in Accounting Research Bulletin No. 51, Consolidated Financial Statements, does not apply because the SPEs have no voting interests or otherwise are not subject to control through ownership of voting interests. If the proposed interpretation were adopted, off balance sheet treatment would be eliminated for many transactions that were structured by companies under current accounting guidance. The FASB is currently reconsidering its proposed guidance, and the Company is monitoring the FASB’s deliberations.

In October 2002, the FASB issued an Exposure Draft, “Accounting for Stock-Based Compensation - Transition and Disclosure”, which would amend Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”.  This proposed interpretation would provide transition alternatives for companies who have voluntarily elected to adopt a fair-value based methodology with respect to employee stock options.  It would also require additional and more frequent disclosures related to such stock options.  The Company currently accounts for stock options using the intrinsic value-based method in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, rather than the fair value-based method in SFAS 123.  Management is evaluating the impact of adopting SFAS 123 and the proposed interpretation.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 “Acquisitions of Certain Financial Institutions” (“SFAS 147”).  This statement provides guidance on accounting for the acquisition of a financial institution and applies to acquisitions of all financial institutions except mutual enterprises.  Paragraph 5 of this statement, which relates to the application of the purchase method of accounting, is effective if the date of acquisition is on or after October 1, 2002.  The provisions related to accounting for the impairment or disposal of certain long-term assets were effective October 1, 2002.  Transition provisions from previously recognized unidentifiable intangible assets were effective October 1, 2002 with earlier application permitted.  Management believes that the adoption of SFAS 147 will not have a significant impact on the Company’s consolidated financial condition or results of operations.

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred income taxes are recorded for the future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates.  Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not.

On January 31, 2002, the Company acquired the assets of Holt Value Associates, L.P., a leading provider of independent research and valuation services to asset managers, which was integrated with CSFBEdge, the Company’s online research and valuation database service.

In the first quarter of 2002, the Company sold three of its broker-dealers, CSFBdirect LLC, DLJdirect Ltd. and Autranet, LLC.  As a result, the Company recorded a pre-tax gain of $528 million in the quarter ended March 31, 2002.

On September 30, 2002, CSFBI contributed all of the issued and outstanding shares of Madison Purchasing Corp. (“MMP”) to the Company in order to achieve certain administrative efficiencies.  MMP is engaged in the business of purchasing and owning leasehold improvements, furniture and fixtures, and technology assets.  Simultaneous with the contribution of MMP to the Company, MMP was merged with Donaldson Leasing Corp., a subsidiary of the Company.  MMP is the surviving entity.

Certain reclassifications have been made to prior year condensed consolidated financial statements to conform to the 2002 presentation.

2.  Merger-Related Costs

Merger-related costs represent retention awards related to the Acquisition, which are being expensed over the vesting period. The vesting period is generally three years. The remaining retention awards of $261 million at September 30, 2002 are expected to be charged against earnings in the following periods:

Amounts to be Charged
(In millions)
2002 (remaining 3 months)	$76
2003	165
2004	20
Total	$261

3.  Related Party Transactions

Credit Suisse Group (“CSG”), indirectly through CSFBI, owns all of the Company’s outstanding voting common stock. The Company is involved in significant financing and other transactions, and has significant related party balances with Credit Suisse First Boston, a Swiss bank subsidiary of CSG and an indirect parent of the Company, and certain of its subsidiaries and affiliates. The Company enters into these transactions in the ordinary course of business and believes that these transactions are on market terms that could be obtained from unrelated third parties.

The following table sets forth related party assets and liabilities:

	September 30, 2002	December 31, 2001
	(In millions)
Securities purchased under agreements to resell	$4,551	$2,740
Securities borrowed	1,959	1,552
Receivables from brokers, dealers and other	1,359	0
Derivatives contracts	1,715	710
Taxes receivable (included in other assets and deferred amounts)	19	8
Loans receivable from parents and affiliates	16,521	7,631
Total Assets	$26,124	$12,641

Securities sold under agreements to repurchase	$16,271	$13,994
Securities loaned	10,517	12,604
Short-term borrowings	8,604	7,136
Payables to brokers, dealers and other	1,329	2,172
Derivatives contracts	630	709
Taxes payable (included in other liabilities)	420	959
Intercompany payables (included in other liabilities)	537	598
Total Liabilities	$38,308	$38,172

Included in the condensed consolidated statements of income are revenues and expenses resulting from various securities trading, investment banking and financing activities with certain affiliates, as well as fees for administrative services performed by the Company under the terms of various service level arrangements. Service level fees are treated as a reduction of other operating expenses in the condensed consolidated statements of income.

The following table sets forth related party revenues and expenses:

	Nine Months Ended
	September 30, 2002	September 30, 2001
	(In millions)
Commissions	$(19)	$(28)
Interest income	290	418
Total Revenues	$271	$390

Interest expense	$517	$1,551
Other operating expenses	(135)	(107)
Total Expenses	$382	$1,444

Pursuant to an agreement, the Company sold at cost, without recourse, to CSFBI, the right, title and interest in certain assets with an aggregate value of $352.7 million and $216.2 million for the nine and twelve months ended September 30, 2002 and December 31, 2001, respectively.

The CSG Share Plan (the “Plan”) provides for equity-based awards to the Company’s employees based on CSG shares. Pursuant to the Plan, employees of the Company may be granted, as compensation, stock or other equity-based awards. The provisions of the Plan include a provision to deliver CSG shares to the employees as compensation for services performed. To the extent that CSFBI does not require reimbursement from the Company for these awards, amounts are considered a capital contribution to the Company and credited to paid-in capital.

As part of its securitization activities, the Company sells residential and commercial mortgage loans to an affiliate at market value. The affiliate then securitizes these assets. For the nine months ended September 30, 2002 and 2001, the Company sold $15.0 billion and $9.7 billion, respectively, of residential and commercial mortgage loans to an affiliate.

4.  Income Taxes

The Company is included in a consolidated federal income tax return and combined New York State and New York City income tax returns filed by CSFBI. CSFBI allocates federal, state and local income taxes to its subsidiaries on a separate return basis. Any resulting liability is paid currently to CSFBI. Any credits for losses will be paid by CSFBI to the Company to the extent that such credits are for tax benefits that have been utilized in the consolidated federal or combined state and local income tax return. CSFBI allocated current tax expense of $186 million and $134 million to the Company for the nine months ended September 30, 2002 and 2001, respectively. Prior to the Acquisition, the Company filed its own U.S. consolidated federal income tax return.

Income taxes included in the condensed consolidated statements of income include the following:

	Nine Months Ended
	September 30, 2002	September 30, 2001
	(In millions)
Current:
U.S. Federal	$183	$152
Foreign	4	3
State and local	(1)	(21)
Total current	186	134

Deferred:
U.S. Federal	175	(156)
Total deferred	175	(156)

Total provision (benefit) for income taxes	$361	$(22)

The following table summarizes the difference between the “expected” tax provision, which is computed by applying the statutory tax rate to income before provision for income taxes, and the actual provision for income taxes, which is computed by using the effective tax rate for the nine months ended September 30, 2002 and 2001:

Nine Months Ended

	September 30, 2002		September 30, 2001
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income
	(In millions, except percentages)
Computed “expected” tax provision (benefit)	$361	35.0%	$(17)	(35.0)%
Increase (decrease) due to:
Entertainment expense	5	0.4	8	17.5
Dividend exclusion	(17)	(1.7)	(27)	(56.9)
Goodwill and intangibles	—	—	7	14.3
State and local taxes, net of federal income tax effects	(1)	(0.1)	(14)	(28.3)
Other	13	1.4	21	42.8
Provision (benefit) for (from) income taxes	$361	35.0%	$(22)	(45.6)%

Deferred tax assets and deferred tax liabilities are generated by the following temporary differences:

	September 30, 2002	December 31, 2001
	(In millions)
Deferred tax assets:
Inventory	$253	$136
Investments	243	191
Other liabilities and accrued expenses, primarily compensation and benefits	1,326	1,630
Office facilities	18	21
Net operating loss carryforward	—	373
State and local taxes	46	62
Total deferred tax assets	1,886	2,413
Deferred tax liabilities:
Inventory	70	74
Investments	63	51
Office facilities	7	2
Other	35	24
Total deferred tax liabilities	175	151
Deferred tax assets net of deferred tax liabilities	1,711	2,262
Valuation allowance for state and local taxes	(46)	(62)
Net deferred tax asset	$1,665	$2,200

Management has determined that the realization of the recognized gross deferred tax asset of $1.9 billion and $2.4 billion at September 30, 2002 and December 31, 2001, respectively, is more likely than not based on anticipated future taxable income. In addition, for federal income tax purposes, the Company has planning strategies available that may enhance its ability to utilize these tax benefits. However, if estimates of future taxable income are reduced, the amount of the deferred tax asset considered realizable could also be reduced. Further, due to uncertainty concerning the Company’s ability to generate the necessary amount and mix of state and local taxable income in future periods, the Company continues to maintain a valuation allowance against its deferred state and local tax asset in the amount of $46 million and $62 million, at September 30, 2002 and December 31, 2001, respectively.

5.  Transfers and Servicing of Financial Assets

As of September 30, 2002 and December 31, 2001, the fair market value of assets that the Company pledged to counterparties was $170.6 billion and $143.5 billion, respectively, of which $48.5 billion and $42.3 billion, respectively, was included in financial instruments owned. The Company has also received similar assets as collateral where it has the right to re-pledge or sell the assets. As of September 30, 2002 and December 31, 2001, the fair market value of the assets pledged to the Company was $165.2 billion and $135.2 billion, respectively. The Company routinely re-pledges or lends these assets to third parties.

As part of the Company’s securitization activities, commercial and residential mortgages are sold to qualified special-purpose entities (“QSPEs”) and securitized. Beneficial interests in those entities are sold to investors. The investors and the securitization entities have no recourse to the Company’s assets. For the nine months ended September 30, 2002, the Company securitized $3.3 billion in residential and commercial mortgages and recognized a net loss on these transactions of $21.0 million. For the nine months ended September 30, 2001, the Company securitized $202.3 million in residential mortgages, and recognized a net loss on these transactions of $0.7 million.  These losses exclude net interest revenues earned on commercial and residential mortgages prior to securitization and any underwriting gains or losses.  In addition, for the nine months ended September 30, 2002 and 2001, the Company sold to an affiliate $15.0 billion and $9.7 billion, respectively, of residential and commercial mortgages, which were subsequently securitized. The Company’s primary broker-dealer subsidiary acting as underwriter had unsold positions of $879.0 million and $225.0 million at September 30, 2002 and 2001, respectively, associated with these transactions.

6.  Borrowings

Short-term borrowings are generally demand obligations with interest approximating the federal funds rate, LIBOR or other money market indices. Such borrowings are generally used to facilitate the securities settlement process, to finance securities inventories, and to finance securities purchased by customers on margin.

At September 30, 2002 and December 31, 2001, there were no borrowings secured by Company-owned securities.

The Company has two commercial paper programs exempt from registration under the Securities Act of 1933, which allow the Company to issue up to $7.0 billion in commercial paper. At September 30, 2002 and December 31, 2001, $1.4 billion and $1.2 billion, respectively, of commercial paper was outstanding under these programs.

The following table sets forth the Company’s long-term borrowings:

	September 30, 2002	December 31, 2001
	(In millions)
Senior notes 4.68% – 8.00%, due various dates through 2032	$13,416	$7,548
Medium-term notes 2.54%-7.49%, due various dates through 2032	9,895	7,813
Structured borrowings 7.06%-7.34%, due various dates through 2014	210	297
Other	—	5
Total long-term borrowings	$23,521	$15,663
Current maturities of long-term borrowings	$4,914	$4,028

In May 2002, the Company replaced its $3.5 billion revolving credit facility with a new 364-day $3.0 billion revolving credit facility available to the Company as borrower.  Proceeds from borrowings under this facility can be used for general corporate purposes, and the facility is guaranteed by CSG. The facility contains customary covenants that the Company believes will not impair its ability to obtain funding. At September 30, 2002, no borrowings were outstanding under this facility.

Under the Company’s currently effective $10 billion shelf registration statement on file with the Securities and Exchange Commission, which allows the Company to issue from time to time senior and subordinated debt securities and warrants to purchase such securities, the Company had at November 13, 2002, approximately $8.5 billion available for issuance. During the nine months ended September 30, 2002, under this and predecessor shelf registration statements, the Company issued both medium-term notes and longer-dated fixed income securities to extend the maturity profile of the Company’s debt. In the nine months ended September 30, 2002, the Company issued $2.75 billion 6½% notes due 2012, $1.75 billion 5¾% notes due 2007, $1.0 billion 7 1/8% notes due 2032 and $3.0 billion in medium-term notes off current and predecessor shelf registration statements, and $822 million in Euro medium-term notes under the Company’s $5 billion program established in July 2001.

For the nine months ended September 30, 2002 and 2001, interest paid on all borrowings and financing arrangements was $3.4 billion and $7.9 billion, respectively. At September 30, 2002 and December 31, 2001, the Company had entered into interest rate and currency swaps on $13.3 billion and $3.3 billion, respectively, of its senior and medium-term notes.  See note 10 for more discussion on derivatives.

7.  Private Equity and Other Long-term Investments

Private equity and other long-term investment activities include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. The Company’s subsidiaries, acting as general partner, manage many private equity partnerships.  When the investment performance on private equity partnerships managed by the Company’s subsidiaries exceeds specific thresholds, the Company receives carried interest gains, primarily on realizations.  Carried interest gains are based on the cumulative investment performance over the life of each partnership.  The Company would be required to return carried interest gains previously distributed by the partnerships if the investment underperforms following the prior distribution of carried interest gains.

Private equity and other long-term investments are carried at estimated fair value in the condensed consolidated financial statements, and are primarily in unlisted or illiquid equity or equity-related securities. At September 30, 2002 and December 31, 2001, the Company had investments of $0.8 billion and $1.0 billion, respectively, and had commitments to invest up to an additional $2.0 billion and $1.7 billion, respectively. The cost of these investments was $1.1 billion and $1.2 billion at September 30, 2002 and December 31, 2001, respectively. Changes in net unrealized (depreciation) appreciation arising from changes in fair value or upon realization are reflected in principal transactions-net in the condensed consolidated statements of income.

8.  Net Capital

The Company’s principal wholly owned subsidiaries, Donaldson, Lufkin & Jenrette Securities Corporation (“DLJSC”) and Credit Suisse First Boston Corporation (“CSFB Corp.”), are registered broker-dealers, registered futures commission merchants and member firms of The New York Stock Exchange, Inc. (the “NYSE”). As such, they are subject to the NYSE’s net capital rule, which conforms to the Uniform Net Capital Rule pursuant to Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the alternative method permitted by this rule, the required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds, whichever is greater. If a member firm’s capital is less than four percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm’s net capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. At September 30, 2002, DLJSC’s and CSFB Corp.’s net capital of approximately $1.2 billion and $3.6 billion, respectively, was 26.0 percent and 168.9 percent, respectively, of aggregate debit balances and in excess of the minimum requirement by approximately $1.1 billion and $3.5 billion, respectively. The Company’s broker-dealer lite entity, Credit Suisse First Boston Capital LLC, is also subject to the uniform net capital rule, but calculates its net capital requirements under Appendix F of SEC Rule 15c3-1.  The Company’s London broker-dealer subsidiaries are subject to capital requirements of the Financial Services Authority. Certain other subsidiaries are also subject to capital adequacy requirements.  At September 30, 2002, the Company and its subsidiaries complied with all applicable regulatory capital adequacy requirements.

9.  Cash and Securities Segregated Under Federal and Other Regulations

In compliance with the Commodities Exchange Act, the Company segregates funds deposited by customers and funds accruing to customers as a result of contracts. As of September 30, 2002 and December 31, 2001, cash and securities aggregating $1.4 billion and $1.0 billion, respectively, were segregated or secured in separate accounts on behalf of customers.

In accordance with the Securities and Exchange Commission’s no action letter dated November 3, 1998, the Company computed a reserve requirement for the proprietary accounts of introducing broker-dealers. As of September 30, 2002 and December 31, 2001, securities aggregating $40.5 million and $40.4 million, respectively, were segregated on behalf of introducing broker-dealers.

In addition, U.S. Treasury securities with a market value of $5.1 billion and $5.3 billion, as of September 30, 2002 and December 31, 2001, respectively, were segregated in a special reserve bank account to benefit customers as required by Rule 15c3-3 of the Securities and Exchange Commission.

10.  Derivatives Contracts

The Company uses derivatives contracts for both trading and hedging purposes.  These derivatives include options, forwards, futures and swaps.  Most of the Company’s derivatives transactions are accounted for as trading positions.

Hedging Derivatives

The Company manages its interest rate exposure on its fixed-rate debt by using interest rate swaps that qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). These financial instruments are accounted for as fair value hedges, with changes in fair value included in other revenues in the condensed consolidated statements of income.

The effectiveness of hedging relationships is evaluated using quantitative measures of correlation. If a hedge relationship is not found to be highly effective, it no longer qualifies as a hedge and any subsequent gains or losses attributable to the hedged item cease to be recognized, while the subsequent changes in the derivative instrument’s fair value are recognized in earnings, in each reporting period.  The gains and losses related to the ineffective component of the fair value hedges were not material for the three months and nine months ended September 30, 2002 and September 30, 2001.

Other derivatives used for hedging purposes that do not qualify as hedges under SFAS 133 are carried at fair value with changes in value included in principal transactions-net in the condensed consolidated statements of income.  For the nine months ended September 30, 2002 and 2001, the Company recognized an after-tax (loss) gain of $(4.6) million and $3.9 million, respectively, for these derivatives.

Trading Derivatives

Options

The Company writes option contracts specifically designed to meet customer needs or for hedging purposes. These options do not expose the Company to credit risk because the Company, not its counterparty, is obligated to perform. At the beginning of the contract period, the Company receives a cash premium. During the contract period, the Company bears the risk of unfavorable changes in the value of the financial instruments underlying the options (“market risk”). To manage this market risk, the Company purchases or sells cash or derivative financial instruments on a proprietary basis. Such purchases and sales may include debt and equity securities, forward and futures contracts and options.

The Company also purchases options for trading purposes. With purchased options, the Company gets the right, for a fee, to buy or sell the underlying instrument at a fixed price on or before a specified date. The underlying instruments for these options include fixed income securities, equities, foreign currencies and interest rate instruments or indices. The counterparties to these purchases are reviewed to determine whether they are creditworthy.

Forwards and Futures

The Company enters into forward purchases and sales contracts for mortgage-backed securities and foreign currencies. In addition, the Company enters into futures contracts on equity-based indices and other financial instruments as well as options on futures contracts.

For forward contracts, cash is generally not required at inception; cash equal to the contract value is required at settlement. For futures contracts, the original margin is required generally in cash at inception; cash equal to the change in market value is required daily.

Because forward contracts are subject to the financial reliability of the counterparty, the Company is exposed to credit risk. To monitor this credit risk, the Company limits transactions with specific counterparties, reviews credit limits and adheres to internally established credit extension policies. For futures contracts and options on futures contracts, the change in the market value is settled with a clearing broker in cash each day. As a result, the credit risk with the clearing broker is limited to the net positive change in the market value for a single day.

Swaps

The Company’s swap agreements consist primarily of interest rate and equity swaps. Interest rate swaps are contractual agreements to exchange interest rate payments based on agreed notional amounts and maturity.  Equity swaps are contractual agreements to receive the appreciation or depreciation in value based on a specific strike price on an equity instrument in exchange for paying another rate, which is usually based on index or interest rate movements.  Swaps are reported at fair value.

Quantitative Disclosures for All Derivatives

The fair values of all derivatives contracts outstanding at September 30, 2002 and December 31, 2001 were as follows:

September 30, 2002

December 31, 2001

	Assets	Liabilities	Assets	Liabilities
	(In millions)
Options	$989	$1,481	$968	$1,010
Forward contracts	728	717	1,652	1,647
Futures contracts	11	32	103	20
Swaps	1,724	460	354	280
Total	$3,452	$2,690	$3,077	$2,957

These instruments are included as derivatives contracts in financial instruments owned/sold not yet purchased in the condensed consolidated statements of financial condition.

11.  Financial Instruments With Off Balance Sheet Risk

In the normal course of business, the Company’s customer, trading and clearance activities include executing, settling and financing various securities and financial instrument transactions. To execute these transactions, the Company purchases and sells (including “short sales”) securities, and purchases and sells forward contracts for mortgage-backed securities and foreign currencies and financial futures contracts. If the customer or counterparty to the transaction is unable to fulfill its contractual obligations, and margin requirements are not sufficient to cover losses, the Company may be exposed to off balance sheet risk. In these situations, the Company may be required to purchase or sell financial instruments at prevailing market prices, which may not fully cover the obligations of its customers or counterparties. This risk is limited by requiring customers and counterparties to maintain margin collateral that complies with regulatory and internal guidelines. Additionally, with respect to the Company’s clearance activities, introducing brokers are required to guarantee the performance of their customers to meet contractual obligations.

As part of the Company’s financing and securities settlement activities, the Company uses securities as collateral to support various secured financing sources. If the counterparty does not meet its contractual obligation to return securities used as collateral, the Company may be exposed to the risk of reacquiring the securities at prevailing market prices to satisfy its obligations. The Company controls this risk by monitoring the market value of securities pledged each day and by requiring collateral levels to be adjusted in the event of excess market exposure.

The Company enters into forward contracts under which securities and currencies are delivered or received in the future at a specified price or yield. If counterparties are unable to perform under the terms of the contracts or if the value of securities, currency or interest rates changes, the Company is exposed to risk. Such risk is controlled by monitoring the market value of the financial instrument contracted for each day and by reviewing the creditworthiness of the counterparties.

The settlement of the above transactions is not expected to have a material adverse effect on the Company’s consolidated financial condition.

12.  Concentrations of Credit Risk

As a securities broker and dealer, the Company is engaged in various securities trading and brokerage activities servicing a diverse group of domestic and foreign corporations, governments, and institutional and individual investors. A substantial portion of the Company’s transactions are executed with and on behalf of institutional investors, including other brokers and dealers, mortgage brokers, commercial banks, U.S. agencies, mutual funds, hedge funds and other financial institutions. These transactions are generally collateralized. Credit risk is the potential for loss resulting from the default by a counterparty of its obligations. Exposure to credit risk is generated by securities and currency settlements, contracting derivatives and forward transactions with customers and dealers, and the holding in inventory of bonds and/or loans. The Company uses various means to manage its credit risk. The creditworthiness of all counterparties is analyzed at the outset of a credit relationship with the Company. These counterparties are subsequently reviewed on a periodic basis. The Company sets a maximum exposure limit for each counterparty, as well as for groups or classes of counterparties. Furthermore, the Company enters into master netting agreements when feasible and demands collateral from certain counterparties or for certain types of credit transactions.

The Company’s customer securities activities are transacted either in cash or on a margin basis, in which the Company extends credit to the customer. The Company seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral to comply with various regulatory and internal guidelines. The Company monitors required margin levels each day and requires customers to deposit additional collateral, or reduce positions, when necessary.

13.  Commitments and Contingent Liabilities

The Company had commitments of approximately $2.0 billion and $1.7 billion at September 30, 2002 and December 31, 2001, respectively, to invest in or on a side-by-side basis with partnerships that make private equity and related investments in various portfolio companies or other private equity funds.

The Company was contingently liable for letters of credit aggregating approximately $960 million and $588 million at September 30, 2002 and December 31, 2001, respectively. These letters of credit satisfy various collateral requirements.

The Company has commitments to provide funding to various third parties in the form of standby repurchase agreements, funding guarantees, and other financial guarantees.  At September 30, 2002 and December 31, 2001, these commitments totaled $1,907 million and $174 million, respectively.

As of September 30, 2002 and December 31, 2001, the Company had commitments to enter into securities purchased under agreements to resell and securities sold under agreements to repurchase of approximately $1.2 billion and $3.0 billion, respectively. See “Contractual Obligations and Contingent Commitments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report.

14.  Industry Segment Data

The Company operates and manages its businesses through three operating segments: the Investment Banking and Private Equity Division (“IBD”), the Securities Division, consisting of Equity and Fixed Income, and the Financial Services Division.

Such divisions are managed based on types of products and services offered and their related client bases. The Company evaluates the performance of its divisions based primarily on income (loss) before income taxes and the cumulative effect of a change in accounting principle.

IBD raises and invests capital and provides financial advice to companies throughout the United States and abroad. Through IBD, the Company manages and underwrites offerings of securities, arranges private placements, provides client advisory and other services, pursues private equity investments in a variety of areas, and provides venture capital to companies.

In the Securities Division:

•                  The Equity business trades, conducts research on, originates and distributes equity securities and equity-related derivatives.

•                  The Fixed Income business trades, conducts research on, originates and distributes fixed income securities and fixed income-related derivatives, and places private debt instruments.

The Financial Services Division provides a broad array of services to individual high-net-worth investors and the financial intermediaries that represent them. This division also provides introducing broker services, clearing, research and trading services.

The following table sets forth the net revenues from external sources, net interdivision revenues, net interest revenue (expense), total expenses and income (loss) of the Company’s divisions:

	IBD	Securities	Financial Services	Elimination & Other	Total
	(In millions)
Three months ended September 30, 2002:
Net revenues from external sources	$302	$322	$234	$(140)	$718
Net interdivision revenues	—	—	3	(3)	—
Net interest revenue (expense)	15	542	32	(9)	580
Total expenses	393	550	239	63	1,245
Income (loss) *	$(76)	$314	$30	$(215)	$53
Three months ended September 30, 2001:
Net revenues from external sources	$342	429	247	$30	$1,048
Net interdivision revenues	—	—	21	(21)	—
Net interest revenue (expense)	16	234	56	(13)	293
Total expenses	600	866	312	168	1,946
Income (loss) *	$(242)	$(203)	$12	$(172)	$(605)
Nine months ended September 30, 2002:
Net revenues from external sources	$1,240	$1,515	$766	$354	$3,875
Net interdivision revenues	—	—	19	(19)	—
Net interest revenue (expense)	31	1,451	100	(37)	1,545
Total expenses	1,284	2,071	769	264	4,388
Income (loss) *	$(13)	$895	$116	$34	$1,032
Nine months ended September 30, 2001:
Net revenues from external sources	$1,484	$2,593	$823	$344	$5,244
Net interdivision revenues	—	—	74	(74)	—
Net interest revenue (expense)	(32)	508	195	56	727
Total expenses	1,758	2,583	997	682	6,020
Income (loss) *	$(306)	$518	$95	$(356)	$(49)

*    Before income taxes and the cumulative effect of a change in accounting principle.

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

The following table is a reconciliation of the Company’s reported revenues and income before provision for income taxes and cumulative effect of a change in accounting principle to the Company’s consolidated totals:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In millions)
Revenues:
Total net revenues for reported divisions	$1,450	$1,345	$5,122	$5,645
Elimination and Other(1)	(152)	(4)	298	326
Total consolidated net revenues	$1,298	$1,341	$5,420	$5,971
Income before provision for income taxes, and cumulative effect of a change in accounting principle:
Total income (loss) for reported divisions	$268	$(433)	$998	$307
Elimination and Other(1)	(215)	(172)	34	(356)
Total income (loss) before provision for income taxes and cumulative effect of a change in accounting principle	$53	$(605)	$1,032	$(49)

(1)          The Company has not allocated merger-related costs because none of these costs represents normal operating costs. These costs are included in the Elimination & Other category. Also included in this category are: (1) intercompany accounts/interdivisional revenue charges that are eliminated in consolidation and other revenues and expenses that are not directly attributable to the Company’s divisions; (2) the results for the broker-dealers CSFBdirect LLC, DLJdirect Ltd. and Autranet, LLC up to the time of, and the gain resulting from, their sale in the first quarter of 2002; and (3) the gain of approximately $179 million from the assignment of the lease and the sale of leasehold improvements of the Company's former headquarters at 277 Park Avenue during the first quarter of 2001.  All accounting policies of the divisions are the same as those described in the summary of significant accounting policies.

The Company’s principal operations are located in the United States. The Company maintains sales offices in Europe, Latin America and Asia. The Company’s foreign revenues are not significant.

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

As of September 30, 2002 and December 31, 2001, there was $303 million and $249 million of goodwill, respectively, included in goodwill and other intangible assets in the condensed consolidated statements of financial condition. Through December 2001, goodwill was amortized over a 20-year life on a straight-line basis.  At September 30, 2002, the Company had identifiable intangible assets of $30 million, primarily software and customer lists, which are being amortized over useful lives ranging from 5 to 20 years.

The Company completed the transitional impairment test of goodwill as of January 1, 2002 and determined that there was no impairment to goodwill and no effect on the Company’s consolidated financial condition or results of operations as of January 1, 2002. There have been no events or circumstances occurring subsequent to the transitional impairment test that would more likely than not have resulted in the fair value of the Company’s reporting units being below their respective carrying values.

The following table sets forth reported net income, as adjusted to exclude goodwill amortization expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In millions)
Net income (loss) as reported	$35	$(398)	$671	$(26)
Net income (loss) as adjusted	$35	$(390)	$671	$(3)

On January 31, 2002, the Company acquired the assets of Holt Value Associates, L.P., a leading provider of independent research and valuation services to asset managers, which was integrated with CSFBEdge, the Company’s online research and valuation database service. This acquisition was accounted for as a purchase. In connection with the acquisition, the Company recorded approximately $54 million of goodwill and $30 million of intangible assets relating primarily to software and customer lists.

16.  Legal Proceedings

Certain significant legal proceedings and matters have been previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Quarterly Reports on Form 10-Q for the three months ended March 31, 2002 and June 30, 2002, or Current Reports on Form 8-K previously filed in 2002.  The following is an update of such proceedings.

In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation

On September 25, 2002, the U.S. District Court for the Southern District of New York denied the defendants’ motion to dismiss the consolidated complaint that alleges that the defendant broker/dealers conspired to fix the “fee” paid for underwriting initial public offerings (“IPOs”) by setting the underwriters’ discount or “spread” at 7%, in violation of the federal antitrust laws.

Litigation and Inquiries Relating to Enron

NewPower Holdings, Inc. Litigation

On July 31, 2002, plaintiffs filed a consolidated complaint alleging violations of the federal securities laws due to alleged material misrepresentations in, and omissions of material fact from, the registration statement and prospectus issued in connection with NewPower’s October 5, 2000 IPO, and for alleged misrepresentations and omissions regarding NewPower after the IPO.  One of our former employees, who was a director of NewPower, is also named as a defendant in the consolidated complaint.

Tittle v. Enron Corp., et al.

On October 1, 2002, plaintiffs filed a motion to certify the putative class in this matter.

Newby v. Enron Corp., et al.

On October 1, 2002, plaintiffs filed a motion to certify the putative class in this matter.

The Retirement Systems of Alabama v. Merrill Lynch & Co., et al.

This matter has been remanded to Alabama state court, and on July 18, 2002, CSFB Corp. moved to dismiss plaintiff’s third amended complaint.  On August 19, 2002, the Court denied all defendants’ motions to dismiss.

Hudson Soft Co., Ltd., et al. v. Credit Suisse First Boston Corp., et al.

On September 29, 2002, a first amended complaint was filed alleging violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, in connection with various offerings of credit-linked notes and violations of the federal securities laws for alleged misstatements and omissions of material fact regarding the financial condition of Enron in connection with various offerings of credit-linked notes.

Brazos Electric Power Cooperative, Inc. v. Ponderosa Pine Energy, L.L.C., et al.

On August 14, 2002, plaintiff filed a motion to remand this action to Texas state court, and on September 6, 2002, certain defendants opposed plaintiff’s motion to remand.  On August 28, 2002, CSFB Corp. and certain other defendants moved to transfer the case to the U.S. District Court for the Southern District of New York.

Public Employees Retirement System of Ohio, et al. v. Fastow, et al.

On September 4, 2002, certain executives and directors of Enron, Arthur Andersen, the law firm of Vinson & Elkins, L.L.P., CSFB Corp. and certain other investment banks were named in an action filed in the Court of Common Pleas of Franklin County, Ohio by four retirement systems in the State of Ohio.  The complaint alleges violations of the Texas Securities Act, as well as violations of statutory and common law due to alleged misstatements and omissions of material fact from certain registration statements and prospectuses issued in connection with the sales of certain Enron debt securities and common stock, alleged material misstatements and omissions regarding the financial condition of Enron, and alleged conspiracy in connection with the dissemination of such statements and omissions.  On September 27, 2002, this action was removed to the U.S. District Court for the Southern District of Ohio.

Washington State Investment Board, et al. v. Lay, et al.

On September 9, 2002, certain executives and directors of Enron, Arthur Andersen and certain partners, executives and employees of Arthur Andersen, the law firms of Vinson & Elkins, L.L.P. and Kirkland & Ellis, and CSFB Corp. and certain other investment banks, were named in a putative class action filed in the U.S. District Court for the Southern District of Texas by purchasers of Enron publicly traded equity and debt securities between September 9, 1997 and October 18, 1998.  The complaint alleges violations of the federal securities laws for alleged misstatements and omissions of material fact regarding the financial condition of Enron, alleged misstatements and omissions of material fact in connection with various registration statements and prospectuses issued in connection with the sale of certain Enron securities and alleged controlling person liability.  CSFB Corp. has been named only in connection with the claims under the federal securities laws for alleged misstatements and omissions of material fact regarding the financial condition of Enron and for controlling person liability.  On October 16, 2002, this action was consolidated with the Newby action.

Variable Annuity Life Ins. Co. v. Credit Suisse First Boston, Inc., et al.

On September 27, 2002, CSFBI, CSFB Corp., the Company, DLJSC, and certain other investment banks were named in an action filed in the U.S. District Court for the Southern District of Texas by certain investment funds and fund owners that purchased senior secured notes issued by Osprey Trust and Osprey I, Inc. in 1999 and 2000.  The first amended complaint, filed on September 30, 2002, alleges violations of state and federal securities laws, civil conspiracy, common law fraud and deceit, and negligent misrepresentation in connection with alleged misstatements and omissions of material fact regarding the Osprey notes and alleged misstatements and omissions of material fact in connection with various registration statements and prospectuses issued in connection with the sale of the Osprey notes.

Town of Rocky Hill v. Connecticut Resources Recovery Authority, et al.

On October 2, 2002, the Connecticut Resources Recovery Authority, or the CRRA, and certain officers and directors of the CRRA, Connecticut Governor John Rowland, the Republican Governors Association, certain executives, directors and employees of Enron, certain lobbyists, and CSFB Corp. and certain other investment banks were named in a putative class action filed in the Superior Court for the Judicial District of Hartford, Connecticut, by the Town of Rocky Hill, Connecticut, on behalf of itself and other municipalities in the State of Connecticut.  The complaint alleges violations of the Connecticut Unfair Trade Practices Act, common law conspiracy, aiding and abetting CRRA and its officers and directors in a breach of fiduciary duty, theft, unjust enrichment and fraud in connection with certain transactions between the CRRA and Enron.

Abbey National Treasury Services plc v. Credit Suisse First Boston Corp., et al.

On October 11, 2002, CSFB Corp., CSG, Credit Suisse First Boston, the Company, CSFBI, Credit Suisse First Boston (Europe) Limited and certain other investment banks, Arthur Andersen, Andersen Worldwide, SC, Marlin Water Trust and Marlin Water Capital Corp. were named in a complaint filed in the U.S. District Court for the Southern District of Texas and in the U.S. District Court for the Southern District of New York by a purchaser of senior secured notes issued by Marlin Water Trust II.  The complaints allege violations of state and federal securities laws, common law fraud, and negligent misrepresentation in connection with alleged misstatements and omissions of material fact regarding the financial condition of Enron in connection with the sale of Marlin Water Trust II senior secured notes.

OCM Opportunities Fund III, L.P. and OCM Opportunities Fund IV, L.P. v. Citigroup, Inc., et al.

On October 15, 2002, CSFBI, the Company, CSFB Corp., DLJSC and certain other investment banks were named in a complaint filed in Los Angeles Superior Court in the State of California by certain investment funds that purchased Enron and/or Enron-related securities.  The complaint alleges violations of various state statutes for alleged trading based on inside information regarding the financial condition of Enron and Enron-related entities and for alleged misstatements and omissions of material fact regarding the financial condition of Enron and certain Enron-related entities.

Inquiries

The Company continues to cooperate with various governmental and regulatory agencies conducting investigations regarding certain transactions and business relationships with Enron and its affiliates, including certain Enron-related special-purpose entities.

Litigation and Inquiries Relating to IPO Allocation and Research

A number of putative class action lawsuits have been filed against CSFB Corp. in the wake of publicity surrounding various governmental and regulatory investigations into the practices of equity research analysts.  The complaints generally assert claims under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act.

CSFB Corp. has received requests for information from a U.S. Congressional committee and various governmental and regulatory agencies as part of their investigations into the practice known as “spinning” in connection with the allocation of IPOs.

On October 21, 2002, the Commonwealth of Massachusetts through the Office of the Secretary filed a civil administrative complaint against CSFB Corp. relating to equity research and IPO allocation practices.

The Company continues to cooperate with various U.S. Congressional committees and governmental and regulatory agencies reviewing equity research and/or IPO allocation practices.

The Company is involved in a number of judicial, regulatory and arbitration proceedings (including those described above and actions that have been separately described in previous filings) concerning matters arising in connection with the conduct of its businesses. Some of the actions have been brought on behalf of various classes of claimants and seek damages of material and indeterminate amounts. The Company believes, based on currently available information and advice of counsel, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company’s financial condition but might be material to operating results for any particular period, depending, in part, upon the operating results for such period.  The Company intends to defend itself vigorously against all of the claims asserted in these matters.

Independent Accountants’ Review Report

The Board of Directors and Stockholders

Credit Suisse First Boston (USA), Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of Credit Suisse First Boston (USA), Inc. and subsidiaries (formerly known as Donaldson, Lufkin & Jenrette, Inc. and subsidiaries), (the “Company”), as of September 30, 2002, and the related condensed consolidated statements of income for the three and nine-month periods ended September 30, 2002 and 2001, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2002 and 2001.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of Credit Suisse First Boston (USA), Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2001 (not presented herein); and in our report dated January 31, 2002, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ KPMG LLP
New York, New York
November 14, 2002

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading integrated investment bank serving institutional, corporate, government and individual clients. We are part of the Credit Suisse First Boston business unit, which we call CSFB, of Credit Suisse Group, or CSG, and our results do not necessarily reflect the overall performance of CSFB or CSG.  When we use the terms “we” and “our” and the “Company”, we mean Credit Suisse First Boston (USA), Inc., a Delaware corporation, and its consolidated subsidiaries.

The Company’s principal operations are located in the United States. The Company maintains sales offices in Europe, Latin America and Asia. The Company’s foreign revenues are not significant.

BUSINESS ENVIRONMENT

Our principal business activities, investment banking and private equity, securities underwriting, sales and trading, and introducing brokerage services, are, by their nature, highly competitive and subject to general market conditions that include volatile trading markets and fluctuations in the volume of market activity.  Consequently, our results have been, and are likely to continue to be, subject to wide fluctuations reflecting the impact of many factors beyond our control, including securities market conditions, the level and volatility of interest rates, competitive conditions and the size and timing of transactions.

The U.S. and global economies continued to slump during the third quarter of 2002.  Accounting scandals, weak corporate earnings, anxiety over a possible war with Iraq, and fear of a double-dip recession led to sharp declines in the  stock markets worldwide.  To address the accounting issues and restore investor confidence, the U.S. Congress passed the Sarbanes-Oxley Act of 2002, which initiated broad reforms in accounting and corporate governance, including the implementation of various certification requirements.

The dollar value of global debt and equity issuances in the third quarter of 2002 was down 9.0% from the corresponding quarter of 2001.  For the nine-month period ended September 30, 2002, the decline was 1.4% compared to 2001, and, excluding global asset-backed and global mortgage-backed securities, the decline was 13.3% for the period. The seven initial public offerings (“IPOs”) filed by U.S. issuers during the third quarter represents the fewest since 1980.  IPO proceeds are currently at their lowest level since 1992.  Despite the favorable interest rate environment for the nine months ended September 30, 2002, the dollar value of U.S. investment-grade corporate debt and U.S. high-yield corporate debt issuances also declined 11.7% compared to the same period in 2001.  Proceeds from U.S. asset-backed and U.S. mortgage-backed securities were up 19.4% and 36.2%, respectively, for the nine-month periods ended September 30, 2002 and 2001.  Based on the number of transactions, it was the worst quarter for worldwide mergers and acquisitions in five years.

The third quarter of 2002 experienced a sell-off in the U.S. equity markets.  The Dow Jones Industrial Average, the Standard & Poor’s 500 Index (“S&P”), the NASDAQ Composite, and the Russell 2000 were down 17.9%, 17.6%, 19.9%, and 21.7%, respectively.  In addition, 69% of the trading sessions ended up or down 1% from the previous day’s close. The S&P index last experienced such volatility in 1987, when the figure was 66%.  For the twelve-month period ended September 30, 2002, mutual fund outflows exceeded inflows for the first time in 15 years.

The slide in the equity markets and mixed economic data, along with the expectation of a rate cut by the Federal Reserve, drove the yield on the two-year Treasury note to its lowest level in 30 years and the yield on the ten-year Treasury note to its lowest point since 1958.  While real estate, construction and auto sales continued to benefit from low interest rates, manufacturing, business investment and employment figures remained weak.  Due to the continuing economic weakness, the Federal Reserve left its targeted federal funds rate unchanged in 2002 until November 6, when it lowered rates by 50 basis points.

CRITICAL ACCOUNTING POLICIES

For a discussion of the Company’s accounting policies that may involve a high degree of judgment and complexity, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

The following table sets forth the Company’s net revenues, total expenses, income (loss) before provision (benefit) from income taxes and cumulative effect of a change in accounting principle, and net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In millions)
Net revenues	$1,298	$1,341	$5,420	$5,971

Total expenses	1,245	1,946	4,388	6,020

Income (loss) before provision (benefit) for income taxes, and the cumulative effect of a change in accounting principle	53	(605)	1,032	(49)

Net income (loss)	$35	$(398)	$671	$(26)

The Company recorded net income of $35 million and $671 million for the quarter and nine-month period ended September 30, 2002, respectively, versus net losses of $398 million and $26 million in the comparable 2001 periods, primarily due to lower expenses.  The improved results in net income for the nine months ended September 30, 2002 included a pre-tax gain of $528 million from the sale of three of the Company’s broker-dealers, CSFBdirect LLC, DLJdirect Ltd. and Autranet, LLC, during the first quarter of 2002.  Net income for the nine-month period ended September 30, 2001 included a pre-tax gain of approximately $179 million from the assignment of the lease and the sale of leasehold improvements of our former headquarters at 277 Park Avenue during the first quarter of 2001.

Net revenues decreased $43 million, or 3%, to $1.3 billion for the three-month period ended September 30, 2002 and $551 million, or 9%, to $5.4 billion for the nine-month period ended September 30, 2002, primarily due to depressed market conditions that led to declines in equity net revenues and investment banking net revenues from reduced merger and acquisition and equity underwriting activity.  These declines were partially offset by gains in fixed income products, which benefited from the low interest rate environment.  Net revenues, excluding the gains from the sale of the CSFBdirect, DLJdirect and Autranet businesses and the assignment and sale of leasehold improvements, declined 16% for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

The Company’s net revenues and net income for the three- and nine-month periods ended September 30, 2002 benefited from decreased financing costs reflecting the low interest rates in the periods.  The Company’s results and those of the Fixed Income business of the Securities Division reflect certain unhedged positions for which the related risk is hedged at the CSFB level.  These unhedged positions produced significant gains in the nine-month period ended September 30, 2002.

Expenses decreased for the three- and nine-month periods ended September 30, 2002 from comparable periods in 2001 as a result of reduced headcount and continuing cost-reduction efforts.

The Company’s businesses are materially affected by conditions in the financial markets and economic conditions generally. Unpredictable or adverse market and economic conditions may adversely affect our results of operations. See “Business - Certain Factors That May Affect Our Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Results by Segment

The discussion of net revenues is presented by segment.  The Company operates and manages its businesses through three operating segments: the Investment Banking and Private Equity Division (“IBD”), the Securities Division, consisting of Equity and Fixed Income, and the Financial Services Division.  Such divisions are managed based on types of products and services offered and their related client bases. The Company evaluates the performance of its divisions based primarily on income (loss) before income taxes and cumulative effect of a change in accounting principle.

For divisional reporting of net revenues and expenses, equity capital market underwriting fees are shared between IBD and the Equity business of the Securities Division and debt capital market underwriting fees are shared between IBD and the Fixed Income business of the Securities Division.  Beginning in 2002, prime banking stock loan fees are shared between the Equity business of the Securities Division and the Financial Services Division.

The cost structure of each of our divisions is broadly similar to that of the Company as a whole, and, consequently, the discussion of expenses is presented on a Company-wide basis.  The Company allocates to its divisions a pro rata share of certain centrally managed costs, such as leased facilities and equipment costs, employee benefits and certain general overhead expenses based upon specified amounts, usage criteria or agreed rates, and allocates interest expense based upon the type of asset. The division allocation of some costs, such as incentive bonuses, has been estimated.  The timing and magnitude of changes in our incentive bonus accrual can have a significant effect on our operating results for a given period.

Investment Banking

IBD raises and invests capital and provides financial advice to companies throughout the United States and abroad. Through IBD, the Company manages and underwrites offerings of securities, arranges private placements, provides client advisory and other services, pursues private equity investments in a variety of areas, and provides venture capital to companies.

The following table sets forth the net revenues, total expenses and loss before benefit from income taxes, and the cumulative effect of a change in accounting principle for IBD:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(In millions)
Net revenues	$317	$358	$1,271	$1,452
Total expenses	393	600	1,284	1,758

Loss before benefit from income taxes, and the cumulative effect of a change in accounting principle	$(76)	$(242)	$(13)	$(306)

Three-Month Period Ended September 30, 2002 Versus September 30, 2001

Net revenues for IBD were $317 million and $358 million for the three months ended September 30, 2002 and 2001, respectively, a decrease of 11%.  The decrease reflects the significant decline in underwriting and merger and acquisition activity.  The decline in net revenues was partially offset by improved private equity net revenues.  Net revenues for the third quarter of 2001 included writedowns of various private equity investments due to unfavorable market conditions.

Nine-Month Period Ended September 30, 2002 Versus September 30, 2001

Net revenues for IBD were $1.3 billion and $1.5 billion for the nine months ended September 30, 2002 and 2001, respectively, a decrease of 12%.  IBD revenues from merger and acquisition activity were down sharply, reflecting the reduced industry activity from the already low levels of the first nine months of 2001.  This was partially offset by an increase in underwriting revenue from fixed income products.  The low interest rate environment also contributed to lower interest expenses to fund our private equity business.

Securities Division

The Securities Division consists of the Equity and Fixed Income businesses.  The Equity business trades, conducts research on, originates and distributes equity securities and equity-related derivatives. The Fixed Income business trades, conducts research on, originates and distributes fixed income securities and fixed income-related derivatives, and places private debt instruments.

The following table sets forth the net revenues, total expenses and income (loss) before provision (benefit) for income taxes, and the cumulative effect of a change in accounting principle for the Securities Division:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(In millions)
Fixed income products net revenues	$619	$331	$1,894	$1,561
Equity products net revenues	245	332	1,072	1,540
Total net revenues	864	663	2,966	3,101
Total expenses	550	866	2,071	2,583
Income (loss) before provision (benefit) for income taxes, and the cumulative effect of a change in accounting principle	$314	$(203)	$895	$518

Three-Month Period Ended September 30, 2002 Versus September 30, 2001

Net revenues for the Securities Division were $864 million and $663 million for the three months ended September 30, 2002 and 2001, respectively, an increase of 30%.  Fixed Income net revenues increased 87% to $619 million. Equity net revenues declined 26% to $245 million. The Securities Division net revenues benefited from decreased financing costs reflecting the low interest rates in the period.

Fixed Income net revenues increased primarily due to improved results from high-yield and investment-grade debt, mortgages and other securitization products and certain structured repurchase agreement transactions.  A weakened broader corporate bond market led to increased volatility, higher transaction volumes and wider credit spreads, which created market-making opportunities in high-yield and investment grade products and generated higher net revenues.  Net revenues from mortgages and other securitization products increased as lower interest rates led to higher levels of refinancing, increased trading volume and increased securitization volume.  Mortgages and other securitization products also benefited from the weakness in the stock market, which increased demand for higher quality fixed income securities.  Repurchase agreement net revenues benefited from large spread differences in certain term trades.

Equity net revenues decreased due to lower revenues from both cash and equity derivatives products.  These decreases were due in part to the overall decline in the U.S. equity markets and declining new issues, which reduced transaction flows and lowered demand for derivatives products.

Nine-Month Period Ended September 30, 2002 Versus September 30, 2001

Net revenues for the Securities Division were $3.0 billion and $3.1 billion for the nine months ended September 30, 2002 and 2001, respectively, a decrease of 4%.  Fixed Income net revenues increased 21% to $1.9 billion. Equity net revenues declined 30% to $1.1 billion.  The Securities Division net revenues benefited from decreased financing costs reflecting the low interest rates in the period.

Fixed Income net revenues increased primarily due to improved results from investment-grade debt trading and higher net revenues in mortgages and asset-backed products.  Increased investment-grade debt net revenues reflected increased volatility and volumes as the broader corporate bond market weakened due to the poor credit environment.  Net revenues from mortgages and other securitization products increased as lower interest rates led to higher origination, refinancing and securitization volumes.  Mortgages and other securitization products also benefited from increased demand for higher quality fixed income securities following the downgrades of various bond issuers and the decline in the equity markets.

Equity net revenues decreased due to lower trading revenues from both cash and equity derivatives products.  These decreases were due in part to the overall decline in the U.S. equity markets and declining new issues, which reduced transaction flows and lowered demand for derivatives products.

Financial Services Division

The Financial Services Division provides a broad array of services to individual high-net-worth investors and the financial intermediaries that represent them. This division also provides introducing broker services, clearing, research and trading services.

The following table sets forth the net revenues, total expenses and income before provision for income taxes, and the cumulative effect of a change in accounting principle for the Financial Services Division:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(In millions)
Net revenues	$269	$324	$885	$1,092
Total expenses	239	312	769	997
Income before provision for income taxes, and the cumulative effect of a change in accounting principle	$30	$12	$116	$95

Three-Month Period Ended September 30, 2002 Versus September 30, 2001

Net revenues for the Financial Services Division were $269 million and $324 million for the three months ended September 30, 2002 and 2001, respectively, a decrease of 17%.  The decrease reflects lower transaction volumes that reduced clearing fees and commission revenues and declining margin balances due to the weak equity markets.

Nine-Month Period Ended September 30, 2002 Versus September 30, 2001

Net revenues for the Financial Services Division were $0.9 billion and $1.1 billion for the nine months ended September 30, 2002 and 2001, respectively, a decrease of 19%.  The decrease reflects lower transaction volumes that reduced clearing fees and commission revenues and declining margin balances due to the weak equity markets.

Expenses

The following table sets forth employee compensation and benefits expenses, other expenses and total expenses of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In millions)
Employee compensation and benefits	$761	$1,243	$2,825	$3,858
Other expenses	484	703	1,563	2,162

Total expenses	$1,245	$1,946	$4,388	$6,020

Three-Month and Nine-Month Periods Ended September 30, 2002 Versus September 30, 2001

Total expenses declined $0.7 billion, or 36%, to $1.2 billion for the third quarter of 2002 from the comparable period in 2001.  Total expenses declined $1.6 billion, or 27%, to $4.4 billion for the nine months ended September 30, 2002 from the comparable period in 2001.  The decreases were principally due to CSFB’s continuing cost-reduction efforts as well as the Company’s sale of the CSFBdirect, DLJdirect and Autranet businesses in the first quarter of 2002.

Employee compensation and benefits decreased 39% and 27% for the quarter and nine months ended September 30, 2002 from the comparable periods in 2001, primarily as a result of reduced headcount and lower bonus accruals in the third quarter.  As is normal in the financial services industry, a significant portion of compensation expense is a bonus amount rewarded shortly after year-end.  Bonuses are estimated and recorded throughout the year based upon a number of factors, including the profitability of each business division and market conditions.  From time to time, we guarantee certain minimum compensation levels to attract new employees or to retain existing employees.  Consistent with industry practice, certain of these guarantees are multiyear.  As a result of changes in senior management, weak market conditions and efforts to promote greater teamwork across divisions and product areas, certain of these guarantees were renegotiated in 2001.  A portion of our non-cash incentive compensation consists of awards of CSG shares under a CSG stock plan, options to acquire shares and units, the value of which is tied to the return on equity of CSFB over a three-year period.

Other expenses principally consists of occupancy and equipment rental; brokerage, clearing and exchange fees; communications; professional fees and merger-related costs.  Other expenses decreased 31% and 28% for the quarter and nine months ended September 30, 2002 from the comparable periods in 2001.  Each principal component of other expenses decreased for the quarter and nine months ended September 30, 2002, primarily as a result of reduced headcount, lower levels of business activity and continuing cost-reduction efforts.

In October 2002, CSFB announced a new cost-reduction initiative with a goal of reducing CSFB operating expenses by an additional $500 million.  The majority of the cost savings are expected to come from headcount reductions across the business unit of 5% to 7%.  A substantial portion of the anticipated expense reduction should benefit the Company.  The costs to the Company of implementing the initiative will be incurred in the fourth quarter.

Provision for Taxes

The provision for income taxes for the three months and nine months ended September 30, 2002 was $18 million and $361 million, respectively.  The effective tax rate changed from a benefit of 45.6% for the first nine months of 2001 to an expense of 35.0% for the first nine months ended September 30, 2002.  The change in the effective tax rate was due primarily to tax benefits received in the prior year from dividend income exclusions and state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Management Oversight

The Company believes that maintaining access to liquidity is fundamental for firms operating in the financial services industry and has therefore established a comprehensive process for the management and oversight of its liquidity, funding and capital strategies. The Capital Allocation and Risk Management Committee (“CARMC”) has primary oversight responsibility for these functional disciplines. CARMC periodically reviews and approves our liquidity management policies and targets, in addition to reviewing our liquidity position and other key risk indicators. The Corporate Treasury department is responsible for the management of liquidity, long-term funding and capital as well as relationships with creditor banks. It also maintains regular contact with both rating agencies and regulators on liquidity and capital issues. See “Liquidity Risk” in “Business - Certain Factors that May Affect Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2001.

Balance Sheet

Significant portions of our assets are highly liquid, with the majority consisting of securities inventories and collateralized receivables, which fluctuate depending on the levels of proprietary trading and customer business. Collateralized receivables consist primarily of securities purchased under agreements to resell and securities borrowed, both of which are primarily secured by U.S. government and agency securities, and marketable corporate debt and equity securities. In addition, we have significant receivables from customers and brokers, dealers and others that turn over frequently. To meet client needs as a securities dealer, we may carry significant levels of trading inventories.

In addition to these liquid assets, as part of our investment banking and fixed income market activities, we also maintain positions in less liquid assets, including mortgage whole loans, leveraged funds, high-yield debt securities and private equity investments. These assets may be relatively illiquid at times, including periods of market stress. We typically fund less liquid assets such as private equity investments with long-term borrowings and stockholders’ equity.  Mortgage whole loans and high-yield debt are generally financed with short-term unsecured financing or reverse repurchase agreements.

Because of changes relating to customer needs, economic and market conditions and proprietary trading and other strategies, our total assets or the individual components of our total assets may vary significantly from period to period. At September 30, 2002 and December 31, 2001, our total assets were $234.5 billion and $218.3 billion, respectively.

Funding Sources and Strategy

The majority of our assets are funded by collateralized short-term borrowings, which include securities sold under agreements to repurchase and securities loaned. Other significant funding sources include commercial paper, short-term borrowings from affiliates, payables to customers, brokers, dealers and others, long-term borrowings and stockholders’ equity. Short-term funding is generally obtained at rates related to the federal funds rate, LIBOR or other money market indices, while long-term funding is generally obtained at fixed and floating rates related to U.S. Treasury securities or LIBOR. Depending upon prevailing market conditions, other borrowing costs are negotiated. We continually aim to broaden our funding base by geography, investor and funding instrument.

The majority of our unsecured funding originates largely from two sources: we borrow from affiliates and we issue debt securities directly to the market. We lend funds as needed to our operating subsidiaries and affiliates on both a senior and subordinated basis, the latter typically to meet capital requirements in regulated subsidiaries. We generally try to ensure that loans to our operating subsidiaries and affiliates have maturities equal to or shorter than the maturities of our market borrowings. Additionally, we generally fund investments in subsidiaries with capital contributions.

Liquidity Planning and Measurement

We maintain a large secondary source of liquidity, principally through our broker-dealers and various other operating subsidiaries. We have historically been able to access significant liquidity through the secured funding markets (securities sold under agreements to repurchase, securities loaned and other collateralized financing arrangements), even in periods of market stress. We continually monitor overall liquidity by tracking the extent to which unencumbered marketable assets and other alternative unsecured funding sources exceed both contractual obligations and anticipated contingent commitments.

The principal measure we use to monitor our liquidity position is the “liquidity barometer”, which estimates the period over which the adjusted market value of unencumbered assets plus committed revolving credit facilities exceeds the aggregate value of our maturing unsecured liabilities plus anticipated contingent commitments. The adjusted market value of unencumbered assets includes a reduction from market value, or “haircut”, reflecting the amount that could be realized by pledging an asset as collateral to a third-party lender in a secured funding transaction. Contingent commitments include such things as letters of credit, guarantees and credit rating-related collateralization requirements. Our objective, as mandated by CARMC, is to ensure that the liquidity barometer equals or exceeds 365 days. We believe that this will enable us to carry out our business plans during extended periods of market stress, while minimizing, to the extent possible, disruptions to our business.

Contractual Obligations and Contingent Commitments

We have contractual obligations to make future payments under long-term debt and long-term non-cancelable lease and other agreements and have contingent commitments under a variety of commercial arrangements as described in the notes to our condensed consolidated financial statements.

The following table sets forth our long-term contractual obligations as of September 30, 2002:

Contractual Obligations

	Less than 1 year	1-2 years	3-4 years	Over 4 years	Total
	(In millions)
Long-term debt	$4,914	$2,055	$5,554	$10,998	$23,521
Operating leases	179	358	344	1,776	2,657

Total contractual obligations	$5,093	$2,413	$5,898	$12,774	$26,178

Our long-term borrowings are unsecured. As of September 30, 2002 and December 31, 2001, the weighted average maturity of our long-term borrowings was approximately 5.4 years and 4.0 years, respectively. Our lease obligations are primarily for our principal offices in New York City and our other office locations.

The following table sets forth our short-term unsecured borrowings at September 30, 2002 and December 31, 2001:

Short-Term Borrowings

	September 30, 2002	December 31, 2001
	(In millions)
Bank loans	$373	$951
Commercial paper(1)	1,389	1,200
Loans from affiliates(2)	8,604	7,136

Total	$10,366	$9,287

(1)          Reflects amounts outstanding at September 30, 2002 and December 31, 2001 under our $7.0 billion commercial paper programs.

(2)          We have significant financing transactions with Credit Suisse First Boston, a Swiss bank subsidiary of CSG and an indirect parent of the Company, and certain of its subsidiaries and affiliates. See “Related Party Transactions”.

The following table sets forth our contingent commitments at September 30, 2002:

Contingent Commitments

	Less than 1 year	1-2 years	3-4 years	Over 4 years	Total amounts committed
	Amount of Commitment Expiration Per Period (In millions)
Standby letters of credit(1)	$960	$—	$—	$—	$960
Private equity(2)	—	6	264	1,713	1,983
Other(3)	24	78	—	1,805	1,907

Total contingent commitments	$984	$84	$264	$3,518	$4,850

(1)          Because commitments associated with letters of credit may expire unused, the amounts shown do not necessarily reflect actual future cash funding requirements.

(2)          We have commitments to invest in various partnerships that make private equity and related investments in various portfolio companies or other private equity funds.

(3)          We have commitments to provide funding to various third parties in the form of standby repurchase agreement lines, funding guarantees, and other financial guarantees.

Total contingent commitments were $4.9 billion and $2.5 billion at September 30, 2002 and December 31, 2001, respectively.

We issue guarantees to customers of certain of our consolidated subsidiaries with respect to obligations of such subsidiaries incurred in the ordinary course of their business. The underlying obligations for these guarantees are reflected in our condensed consolidated financial statements, and, therefore, the guarantees do not create any incremental liability.

We also issue from time to time a limited number of guarantees in respect of affiliated sister company obligations incurred in the ordinary course of business. These sister company obligations are not reflected in our financial statements but are reflected in the financial statements of our ultimate parent companies, Credit Suisse First Boston and CSG.  These guarantees are included in the table above in “Other”.

As of September 30, 2002 and December 31, 2001, we had commitments to enter into securities purchased under agreements to resell and securities sold under agreements to repurchase of $1.2 billion and $3.0 billion, respectively. See note 13 of the condensed consolidated financial statements for more information on our commitments and contingent liabilities.

Revolving Credit Facility

We maintain a committed revolving credit facility with various banks that, if drawn upon, would bear interest at short-term rates, such as the federal funds rate or LIBOR. In May 2002, we replaced our $3.5 billion revolving credit facility with a new 364-day $3.0 billion revolving credit facility available to the Company as borrower.  Proceeds from borrowings under this facility can be used for general corporate purposes, and CSG guarantees the facility. The facility contains customary covenants that we believe will not impair our ability to obtain funding. At September 30, 2002, no borrowings were outstanding under this facility.

Long-term Funding

We issue long-term debt through U.S. and Euro medium-term note programs, as well as syndicated and privately placed offerings around the world.

Under the Company’s currently effective $10 billion shelf registration statement on file with the Securities and Exchange Commission, which allows the Company to issue from time to time senior and subordinated debt securities and warrants to purchase such securities, the Company had at November 13, 2002 approximately $8.5 billion available for issuance. During the nine months ended September 30, 2002, under this and predecessor shelf registration statements, the Company issued both medium-term notes and longer-dated fixed income securities to extend the maturity profile of the Company’s debt. In the nine months ended September 30, 2002, the Company issued $2.75 billion 6½% notes due 2012, $1.75 billion 5¾% notes due 2007, $1.0 billion 7 1/8% notes due 2032, $3.0 billion in medium-term notes off current and predecessor shelf registration statements, and $822 million in Euro medium-term notes under the Company’s $5 billion program established in July 2001.

Credit Ratings

Our access to the debt capital markets and our borrowing costs depend significantly on our credit ratings. These ratings are assigned by agencies, which may raise, lower or withdraw their ratings or place us on “creditwatch” with positive or negative implications at any time. Credit ratings are important to us when competing in certain markets and when seeking to engage in longer-term transactions, including over-the-counter derivatives. We believe agencies consider several factors in determining our credit ratings, including such things as earnings performance, business mix, market position, financial strategy, level of capital, risk management policies and practices and management team, in addition to the broader outlook for the financial services industry.

A reduction in our credit ratings could limit our access to capital markets, increase our borrowing costs, require us to provide additional collateral and allow counterparties to terminate transactions under certain of our trading and collateralized financing contracts. This, in turn, could reduce our liquidity and negatively impact our operating results and financial position. Our liquidity planning takes into consideration those contingent events associated with a reduction in our credit ratings.

At November 13, 2002, our ratings and ratings outlooks were as follows:

	Long-Term Debt	Commercial Paper

Fitch(1)	AA-	F-1+	Negative Outlook
Moody’s	Aa3	P-1	Negative Outlook
Standard & Poor’s(2)	AA-	A-1+	CreditWatch Negative

(1)          On October 2, 2002, Fitch Ratings changed the ratings outlook for our AA- long-term debt rating to negative from stable.

(2)          On October 2, 2002, Standard & Poor’s Ratings Services placed on CreditWatch with negative implications our AA- long-term debt rating and our A-1+ short-term debt rating.

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

Regulated Subsidiaries

Our principal wholly owned subsidiaries, Donaldson, Lufkin & Jenrette Securities Corporation (“DLJSC”) and Credit Suisse First Boston Corporation (“CSFB Corp.”), are registered broker-dealers, registered futures commission merchants and member firms of The New York Stock Exchange, Inc. (the “NYSE”). As such, they are subject to the NYSE’s net capital rule, which conforms to the Uniform Net Capital Rule pursuant to Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the alternative method permitted by this rule, the required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds, whichever is greater. If a member firm’s capital is less than four percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm’s net capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. At September 30, 2002, DLJSC’s and CSFB Corp.’s net capital of approximately $1.2 billion and $3.6 billion, respectively, was 26.0 percent and 168.9 percent, respectively, of aggregate debit balances and in excess of the minimum requirement by approximately $1.1 billion and $3.5 billion, respectively. Our broker-dealer lite entity, Credit Suisse First Boston Capital LLC, is also subject to the uniform net capital rule, but calculates its net capital requirements under Appendix F of SEC Rule 15c3-1. The Company’s London-based broker-dealer subsidiaries are subject to capital requirements of the Financial Services Authority. Certain other subsidiaries are also subject to capital adequacy requirements. At September 30, 2002, our subsidiaries complied with all applicable regulatory capital adequacy requirements.

Cash Flows

Our consolidated statements of cash flows classify cash flow into three broad categories: cash flows from operating activities, investing activities and financing activities.  These statements should be read in conjunction with “Related Party Transactions” as well as note 3 to the condensed consolidated financial statements.

Nine Months Ended September 30, 2002 and 2001

At September 30, 2002 and 2001, cash and cash equivalents totaled $1.5 billion and $2.1 billion, respectively, a decrease of $0.2 billion and $0.7 billion, respectively, compared to December 31, 2001 and 2000.

Net cash used in operating activities totaled $5.5 billion and $7.3 billion for the nine months ended September 30, 2002 and 2001, respectively. In the first nine months of 2002, there were decreases in assets of $2.7 billion, including decreases in securities borrowed of $0.3 billion, receivables from customers of $0.9 billion, receivables from brokers, dealers and others of $1.3 billion, and other assets and deferred amounts of $0.4 billion.  These decreases were partially offset by increases in financial instruments owned of $0.1 billion and cash and securities segregated for regulatory purposes or deposited with clearing organizations of $0.1 billion.  Liabilities decreased $9.2 billion as a result of decreases in securities loaned of $5.0 billion, payables to customers of $2.0 billion, payables to brokers, dealers and other of $2.5 billion, accounts payable and accrued expenses of $1.7 billion, obligations to return securities received as collateral of $0.5 billion and other liabilities of $0.7 billion.  These decreases were partially offset by increases in financial instruments sold not yet purchased of $3.2 billion.  During the nine months ended September 30, 2001 net cash used in operations decreased $7.3 billion due primarily to the decrease in liabilities from operating activities.

For the first nine months of 2002 and 2001, net cash provided by investing activities was $8.3 billion and $2.9 billion, respectively, due primarily to an increase in loans receivable from the Company’s parent and affiliates.

In the first nine months of 2002 and 2001, net cash provided by financing activities totaled $13.7 billion and $9.5 billion, respectively. During the nine months ended September 30, 2002, there was an increase in net short-term financings of $1.1 billion, a net increase of $5.9 billion of senior notes, a net increase in medium-term notes of $2.1 billion and an increase in securities sold under agreements to repurchase, net of securities purchased under agreements to resell of  $4.7 billion.  During the nine months ended September 30, 2001, there were increases in securities sold under agreements to repurchase, net of securities purchased under agreements to resell of $21.1 billion, net increases in senior notes of  $2.4 billion, and net increases in medium-term notes of $2.4 billion.  These increases were offset in part by decreases in short-term financings of $11.6 billion and subordinated loan agreements of $4.2 billion.

RELATED PARTY TRANSACTIONS

CSG, through CSFBI, owns all of the Company’s outstanding voting common stock. The Company is involved in significant financing and other transactions, and has significant related party balances, with Credit Suisse First Boston, a Swiss bank subsidiary of CSG and an indirect parent of the Company, and certain of its subsidiaries and affiliates. The Company enters into these transactions in the ordinary course of business and believes that these transactions are on market terms that could be obtained from unrelated third parties.

The following table sets forth related party assets and liabilities:

	September 30, 2002	December 31, 2001
	(In millions)
Securities purchased under agreements to resell	$4,551	$2,740
Securities borrowed	1,959	1,552
Receivables from brokers, dealers and other	1,359	0
Derivatives contracts	1,715	710
Taxes receivable (included in other assets and deferred amounts)	19	8
Loans receivable from parent and affiliates	16,521	7,631
Total Assets	$26,124	$12,641

Securities sold under agreements to repurchase	$16,271	$13,994
Securities loaned	10,517	12,604
Short-term borrowings	8,604	7,136
Payables to brokers, dealers and other	1,329	2,172
Derivatives contracts	630	709
Taxes payable (included in other liabilities)	420	959
Intercompany payables (included in other liabilities)	537	598
Total Liabilities	$38,308	$38,172

Included in the condensed consolidated statements of income are revenues and expenses resulting from various securities trading, investment banking and financing activities with certain affiliates, as well as fees for administrative services performed by the Company under the terms of various service level fee arrangements. Service level fees are treated as a reduction of other operating expenses in the condensed consolidated statements of income.

The following table sets forth related party revenues and expenses:

	Nine Months Ended
	September 30, 2002	September 30, 2001
	(In millions)
Commissions	$(19)	$(28)
Interest income	290	418
Total Revenues	$271	$390

Interest expense	$517	$1,551
Other operating expenses	(135)	(107)
Total Expenses	$382	$1,444

Pursuant to an agreement, the Company sold at cost, without recourse, to CSFBI the right, title and interest in certain assets with an aggregate value of $352.7 million and $216.2 million for the nine and twelve months ended September 30, 2002 and December 31, 2001, respectively.

The CSG Share Plan (the “Plan”) provides for equity-based awards to the Company’s employees based on CSG shares. Pursuant to the Plan, employees of the Company may be granted, as compensation, stock or other equity-based awards. The provisions of the Plan include a provision to deliver CSG shares to the employees as compensation for services performed. To the extent that CSFBI does not require reimbursement from the Company for these awards, amounts are considered a capital contribution to the Company and credited to paid-in capital.

As part of its securitization activities, the Company sells residential and commercial mortgage loans to an affiliate at market value. The affiliate then securitizes these assets. For the nine months ended September 30, 2002 and 2001, the Company sold $15.0 billion and $9.7 billion, respectively, of residential and commercial mortgage loans to an affiliate.

See “Derivatives” and “Off Balance Sheet Transactions” as well as note 3 to the condensed consolidated financial statements for further discussions of transactions with affiliated companies.

DERIVATIVES

We enter into various transactions involving derivatives. We use derivatives contracts for both trading and hedging purposes.  These derivatives include options, forwards, futures and swaps. In general, derivatives are contractual agreements that derive their values from the performance of underlying assets, interest or currency exchange rates, or a variety of indices. Most of our derivatives transactions are accounted for as trading positions.

Hedging Derivatives

We manage our interest rate exposure on our fixed-rate debt by using interest rate swaps that qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). These financial instruments are accounted for as fair value hedges, with changes in fair value included in other revenues in the condensed consolidated statements of income.

The effectiveness of hedging relationships is evaluated using quantitative measures of correlation. If a hedge relationship is not found to be highly effective, it no longer qualifies as a hedge and any subsequent gains or losses attributable to the hedged item cease to be recognized, while the subsequent changes in the derivative instrument’s fair value are recognized in earnings, in each reporting period.  The gains and losses related to the ineffective component of the fair value hedges were not material for the three months and nine months ended September 30, 2002 and September 30, 2001.

Other derivatives used for hedging purposes that do not qualify as hedges under SFAS 133 are carried at fair value with changes in fair value included in principal transactions-net in the condensed consolidated statements of income.  For the nine months ended September 30, 2002 and 2001, we recognized an after-tax (loss) gain of $(4.6) million and $3.9 million, respectively, for these derivatives.

Trading Derivatives

Options

We write option contracts specifically designed to meet customer needs or for hedging purposes.  These options do not expose us to credit risk because we, not our counterparty, are obligated to perform. At the beginning of the contract period, we receive a cash premium. During the contract period, we bear the risk of unfavorable changes in the value of the financial instruments underlying the options (“market risk”). To manage this market risk, we purchase or sell cash or derivative financial instruments on a proprietary basis. Such purchases and sales may include debt and equity securities, forward and futures contracts and options.

We also purchase options for trading purposes. With purchased options, we get the right, for a fee, to buy or sell the underlying instrument at a fixed price on or before a specified date. The underlying instruments for these options include fixed income securities, equities, foreign currencies and interest rate instruments or indices.  The counterparties to these purchases are reviewed to determine whether they are creditworthy.

Forwards and Futures

We enter into forward purchases and sales contracts for mortgage-backed securities and foreign currencies. In addition, we enter into futures contracts on equity-based indices and other financial instruments as well as options on futures contracts.

For forward contracts, cash is generally not required at inception; cash equal to the contract value is required at settlement. For futures contracts, the original margin is required generally in cash at inception; cash equal to the change in market value is required daily.

Because forward contracts are subject to the financial reliability of the counterparty, we are exposed to credit risk. To monitor this credit risk, we limit transactions with specific counterparties, review credit limits and adhere to internally established credit extension policies. For futures contracts and options on futures contracts, the change in the market value is settled with the exchanges in cash each day. As a result, the credit risk with the futures exchanges is limited to the net positive change in the market value for a single day.

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

Quantitative Disclosures for All Derivatives

The fair values of all derivatives contracts outstanding at September 30, 2002 and December 31, 2001 were as follows:

	September 30, 2002		December 31, 2001
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Options	$989	$1,481	$968	$1,010
Forward contracts	728	717	1,652	1,647
Futures contracts	11	32	103	20
Swaps	1,724	460	354	280
Total	$3,452	$2,690	$3,077	$2,957

These amounts are included as derivatives contracts in financial instruments owned/sold not yet purchased in the condensed consolidated statements of financial condition.

Derivatives With Related Parties

Included below are derivatives transactions with related parties consisting primarily of interest rate, foreign exchange and credit default swaps. The fair values of derivatives outstanding at September 30, 2002 and December 31, 2001 with related parties were as follows:

	September 30, 2002		December 31, 2001
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Options	$98	$329	$157	$383
Forward contracts	109	99	212	117
Swaps	1,508	202	341	209
Total	$1,715	$630	$710	$709

Sources and Maturities of OTC Derivatives

The following table sets forth the distributions, by maturity, of substantially all of our exposure with respect to OTC derivatives as of September 30, 2002 after taking into account the effect of netting agreements. Fair values were determined on the basis of pricing models and other valuation methods.

	Assets Fair Value at September 30, 2002

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity Over 5 Years	Total Fair Value
	(In millions)
Options	$170	$282	$27	$41	$520
Forward contracts	705	21	2	—	728
Swaps	155	428	200	941	1,724
Total	$1,030	$731	$229	$982	$2,972

	Liabilities Fair Value at September 30, 2002

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity Over 5 Years	Total Fair Value
	(In millions)
Options	$309	$399	$165	$33	$906
Forward contracts	696	21	—	—	717
Swaps	97	173	54	136	460
Total	$1,102	$593	$219	$169	$2,083

PRIVATE EQUITY ACTIVITIES

Private equity and other long-term investment activities include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. The Company’s subsidiaries, acting as general partner, manage many private equity partnerships.  When the investment performance on private equity partnerships managed by the Company’s subsidiaries exceeds specific thresholds, the Company receives carried interest gains, primarily on realizations.  Carried interest gains are based on the cumulative investment performance over the life of each partnership.  The Company would be required to return carried interest gains previously distributed by the partnerships if the investment underperforms following the prior distribution of carried interest gains.

Private equity and other long-term investments are carried at estimated fair value in the condensed consolidated financial statements and are primarily in unlisted or illiquid equity or equity-related securities. At September 30, 2002 and December 31, 2001, the Company had investments of $0.8 billion and $1.0 billion, respectively, and had commitments to invest up to an additional $2.0 billion and $1.7 billion, respectively. The cost of these investments was $1.1 billion and $1.2 billion at September 30, 2002 and December 31, 2001, respectively. Changes in net unrealized (depreciation) appreciation arising from changes in fair value or upon realization are reflected in principal transactions-net in the condensed consolidated statements of income. The Company managed or advised funds and proprietary equity portfolios with total committed capital of $20.1 billion and $20.7 billion at September 30, 2002 and December 31, 2001, respectively.

HIGH-YIELD DEBT AND MORTGAGE WHOLE LOANS AND OTHER NON-INVESTMENT-GRADE DEBT

We underwrite, trade and hold high-yield debt, mortgage whole loans, loan participations, foreign sovereign debt and other non-investment-grade debt. Due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions, these securities and loans generally involve greater risk than investment-grade securities. We record high-yield debt and residential mortgage whole loans held for trading purposes at fair value, mortgage whole loans held for sale at the lower of cost or fair value, loan participations at the lower of cost or fair value and foreign sovereign and other non-investment-grade debt at fair value. Timing of the securitization of our mortgage whole loan inventory will impact the size of our positions at any given time. The following summarizes our positions in these instruments at:

	September 30, 2002		December 31, 2001
	Long	Short	Long	Short
	(In millions)

High-yield debt	$1,222	$619	$895	$731
Mortgage whole loans	9,624	—	6,846	—
Loan participations	128	—	162	—
Other non-investment-grade debt	24	10	187	—
Total	$10,998	$629	$8,090	$731

OFF BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, we sell commercial and residential mortgage whole loans to special-purpose vehicles (“SPVs”). These SPVs are set up by our subsidiaries and affiliates to securitize mortgage whole loans.  Our principal broker-dealer subsidiary, CSFB Corp., underwrites asset-backed securities for the SPVs. These SPVs are qualified special-purpose entities (“QSPEs”) under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a replacement of FASB Statement No. 125 (“SFAS 140”). As more fully described below under “Accounting Developments”, SFAS 140 sets forth specific guidelines to distinguish transfers of financial assets that are sales from transfers that are secured borrowings. An SPV that is a QSPE is not required to be consolidated in the transferor’s financial statements. For an SPV to qualify as a QSPE, certain conditions must be met such as being an entity demonstratively distinct from the transferor, with limits on permitted activities, assets it can hold and permitted sales, exchanges, puts or distribution of its assets. Because our securitization SPVs have been structured to qualify as QSPEs, the related assets and liabilities are not consolidated into our financial statements.

As part of the Company’s securitization activities, commercial and residential mortgages are sold to QSPEs and securitized. Beneficial interests in those entities are sold to investors. The investors and the securitization entities have no recourse to the Company’s assets. For the nine months ended September 30, 2002, the Company securitized $3.3 billion in residential and commercial mortgages and recognized a net loss on these transactions of $21.0 million. For the nine months ended September 30, 2001, the Company securitized $202.3 million in residential mortgages and recognized a net loss on these transactions of $0.7 million.  These losses exclude net interest revenues earned on commercial and residential mortgages prior to securitization and any underwriting gains or losses.  In addition, for the nine months ended September 30, 2002 and 2001, the Company sold to an affiliate $15.0 billion and $9.7 billion, respectively, of residential and commercial mortgages, which were subsequently securitized. The Company’s primary broker-dealer subsidiary acting as underwriter has unsold positions of $879.0 million and $225.0 million at September 30, 2002 and 2001, respectively, associated with these transactions.

ACCOUNTING DEVELOPMENTS

In June 2001, the Financial Accounting Standards Board (the “FASB”), issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. The pooling of interest method is not permitted. The Company previously adopted SFAS 141 for all business combinations initiated after June 30, 2001. Effective January 1, 2002, the Company adopted the remaining provisions of SFAS 141.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires that goodwill and indefinite-lived intangible assets be reviewed annually for impairment instead of being amortized to earnings. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment. Effective January 1, 2002, the Company adopted SFAS 142. The Company completed the transitional impairment test of goodwill as of January 1, 2002 and determined that there was no impairment to goodwill and no effect on the Company’s consolidated financial condition or results of operations as of January 1, 2002.  There have been no events or circumstances occurring subsequent to the transitional impairment test that would more likely than not have resulted in the fair value of the Company’s reporting units being below their respective carry values. See note 15 of the condensed consolidated financial statements for more information on goodwill and identifiable intangible assets.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. Management believes that the adoption of SFAS 143 will not have a significant impact on the Company’s consolidated financial condition or results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which replaces FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS 144 requires that long-lived assets which are “held for sale” be measured at the lower of carrying amount or fair value less cost to sell and also broadens the reporting requirements for discontinued operations. Effective January 1, 2002, the Company adopted SFAS 144. There was no impact on the Company’s consolidated financial condition or results of operations as a result of adopting SFAS 144.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). This statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, an amendment of that statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and FASB Statement No. 44.  SFAS 145 amends FASB Statement No. 13, “Accounting for Leases” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for fiscal years beginning after May 15, 2002.  Management is evaluating the impact of adopting SFAS 145.

In May 2002, the FASB issued an Exposure Draft “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57, and 107”.  This proposed interpretation would require additional disclosures by a guarantor in its financial statements about its obligations under certain of its guarantees. It also would require a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken in issuing the guarantee.  Management is evaluating the impact of adopting the proposed interpretation, which is expected to be issued in November 2002.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with restructurings, discontinued operations, plant closings, or other exit or disposal activities. The statement is effective for exit or disposal activities initiated after December 31, 2002.  Management is evaluating the impact of adopting SFAS 146.

In June 2002, the FASB issued an Exposure Draft, “Consolidation of Certain Special-Purpose Entities - an Interpretation of ARB No. 51”.  This proposed interpretation would address consolidation by business enterprises of special-purpose entities (“SPEs”) to which the usual condition for consolidation described in Accounting Research Bulletin No. 51, Consolidated Financial Statements, does not apply because the SPEs have no voting interests or otherwise are not subject to control through ownership of voting interests. If the proposed interpretation were adopted, off balance sheet treatment would be eliminated for many transactions that were structured by companies under current accounting guidance. The FASB is reconsidering its proposed guidance, and the Company is monitoring the FASB’s deliberations.

In October 2002, the FASB issued an Exposure Draft, “Accounting for Stock-Based Compensation - Transition and Disclosure”, which would amend Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”.  This proposed interpretation would provide transition alternatives for companies who have voluntarily elected to adopt a fair-value based methodology with respect to employee stock options.  It would also require additional and more frequent disclosures related to such stock options. The Company currently accounts for stock options using the intrinsic value-based method in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, rather than the fair value-based method in SFAS 123. Management is evaluating the impact of adopting SFAS 123 and the proposed interpretation.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 “Acquisitions of Certain Financial Institutions” (“SFAS 147”).  This statement provides guidance on accounting for the acquisition of a financial institution and applies to acquisitions of all financial institutions except mutual enterprises.  Paragraph 5 of this statement, which relates to the application of the purchase method of accounting, is effective if the date of acquisition is on or after October 1, 2002.  The provisions related to accounting for the impairment or disposal of certain long-term assets were effective October 1, 2002.  Transition provisions from previously recognized unidentifiable intangible assets were effective October 1, 2002 with earlier application permitted.  Management believes that the adoption of SFAS 147 will not have a significant impact on the Company’s consolidated financial condition or results of operations.

ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk

Risk Management and Value at Risk

For a description of the Company’s risk management policies and procedures and value-at-risk (“VAR”) model, including such model’s assumptions and limitations, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.  The Company-wide trading portfolio VAR was approximately $42.9 million and $28.7 million at September 30, 2002 and December 31, 2001, respectively.

Due to the benefit of diversification, the Company-wide trading portfolio VAR is less than the sum of the individual components. The three main components of market risk, expressed in terms of theoretical fair values, had the following VAR:

	September 30, 2002	December 31, 2001
	(In millions)
Trading:
Interest rate risk	$53.2	$29.2
Equity risk	3.9	10.0
Foreign currency exchange risk	0.4	0.0
Benefit of diversification	(14.6)	(10.5)
Total	$42.9	$28.7

The interest rate risk on non-trading positions is measured using sensitivity analysis that estimates the potential decline in the value of the non-trading portfolio resulting from a 100 basis points decline in the interest rates of G21 nations and a 200 basis points decline in the interest rates of non-G21 nations. Our non-trading interest rate risk was approximately $45.2 million and $361.0 million at September 30, 2002 and December 31, 2001, respectively.

The equity risk on our non-trading financial instruments portfolio, which mainly consists of our private equity investments, is calculated using a sensitivity analysis as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.  The Company equity risk on the non-trading portfolio was approximately $80.8 million and $95.9 million at September 30, 2002 and December 31, 2001, respectively.

We do not have material foreign exchange or commodity price risks on our non-trading portfolio.

ITEM 4:  Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer have concluded that the design and operation of these disclosure controls and procedures were effective.  No significant changes were made in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

PART II

OTHER INFORMATION

ITEM 1:  Legal Proceedings

Certain significant legal proceedings and matters have been previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Quarterly Reports on Form 10-Q for the three months ended March 31, 2002 and June 30, 2002, or Current Reports on Form 8-K previously filed in 2002.  The following is an update of such proceedings.

In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation

On September 25, 2002, the U.S. District Court for the Southern District of New York denied the defendants’ motion to dismiss the consolidated complaint that alleges that the defendant broker/dealers conspired to fix the “fee” paid for underwriting IPOs by setting the underwriters’ discount or “spread” at 7%, in violation of the federal antitrust laws.

Litigation and Inquiries Relating to Enron

NewPower Holdings, Inc. Litigation

On July 31, 2002, plaintiffs filed a consolidated complaint alleging violations of the federal securities laws due to alleged material misrepresentations in, and omissions of material fact from, the registration statement and prospectus issued in connection with NewPower’s October 5, 2000 IPO, and for alleged misrepresentations and omissions regarding NewPower after the IPO.  One of our former employees, who was a director of NewPower, is also named as a defendant in the consolidated complaint.

Tittle v. Enron Corp., et al.

On October 1, 2002, plaintiffs filed a motion to certify the putative class in this matter.

Newby v. Enron Corp., et al.

On October 1, 2002, plaintiffs filed a motion to certify the putative class in this matter.

The Retirement Systems of Alabama v. Merrill Lynch & Co., et al.

This matter has been remanded to Alabama state court, and on July 18, 2002, CSFB Corp. moved to dismiss plaintiff’s third amended complaint.  On August 19, 2002, the Court denied all defendants’ motions to dismiss.

Hudson Soft Co., Ltd., et al. v. Credit Suisse First Boston Corp., et al.

On September 29, 2002, a first amended complaint was filed alleging violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, in connection with various offerings of credit-linked notes and violations of the federal securities laws for alleged misstatements and omissions of material fact regarding the financial condition of Enron in connection with various offerings of credit-linked notes.

Brazos Electric Power Cooperative, Inc. v. Ponderosa Pine Energy, L.L.C., et al.

On August 14, 2002, plaintiff filed a motion to remand this action to Texas state court, and on September 6, 2002, certain defendants opposed plaintiff’s motion to remand.  On August 28, 2002, CSFB Corp. and certain other defendants moved to transfer the case to the U.S. District Court for the Southern District of New York.

Public Employees Retirement System of Ohio, et al. v. Fastow, et al.

On September 4, 2002, certain executives and directors of Enron, Arthur Andersen, the law firm of Vinson & Elkins, L.L.P., CSFB Corp. and certain other investment banks were named in an action filed in the Court of Common Pleas of Franklin County, Ohio by four retirement systems in the State of Ohio.  The complaint alleges violations of the Texas Securities Act, as well as violations of statutory and common law due to alleged misstatements and omissions of material fact from certain registration statements and prospectuses issued in connection with the sales of certain Enron debt securities and common stock, alleged material misstatements and omissions regarding the financial condition of Enron, and alleged conspiracy in connection with the dissemination of such statements and omissions.  On September 27, 2002, this action was removed to the U.S. District Court for the Southern District of Ohio.

Washington State Investment Board, et al. v. Lay, et al.

On September 9, 2002, certain executives and directors of Enron, Arthur Andersen and certain partners, executives and employees of Arthur Andersen, the law firms of Vinson & Elkins, L.L.P. and Kirkland & Ellis, and CSFB Corp. and certain other investment banks, were named in a putative class action filed in the U.S. District Court for the Southern District of Texas by purchasers of Enron publicly traded equity and debt securities between September 9, 1997 and October 18, 1998.  The complaint alleges violations of the federal securities laws for alleged misstatements and omissions of material fact regarding the financial condition of Enron, alleged misstatements and omissions of material fact in connection with various registration statements and prospectuses issued in connection with the sale of certain Enron securities and alleged controlling person liability.  CSFB Corp. has been named only in connection with the claims under the federal securities laws for alleged misstatements and omissions of material fact regarding the financial condition of Enron and for controlling person liability.  On October 16, 2002, this action was consolidated with the Newby action.

Variable Annuity Life Ins. Co. v. Credit Suisse First Boston, Inc., et al.

On September 27, 2002, CSFBI, CSFB Corp., the Company, DLJSC, and certain other investment banks were named in an action filed in the U.S. District Court for the Southern District of Texas by certain investment funds and fund owners that purchased senior secured notes issued by Osprey Trust and Osprey I, Inc. in 1999 and 2000.  The first amended complaint, filed on September 30, 2002, alleges violations of state and federal securities laws, civil conspiracy, common law fraud and deceit, and negligent misrepresentation in connection with alleged misstatements and omissions of material fact regarding the Osprey notes and alleged misstatements and omissions of material fact in connection with various registration statements and prospectuses issued in connection with the sale of the Osprey notes.

Town of Rocky Hill v. Connecticut Resources Recovery Authority, et al.

On October 2, 2002, the Connecticut Resources Recovery Authority, or the CRRA, and certain officers and directors of the CRRA, Connecticut Governor John Rowland, the Republican Governors Association, certain executives, directors and employees of Enron, certain lobbyists, and CSFB Corp. and certain other investment banks were named in a putative class action filed in the Superior Court for the Judicial District of Hartford, Connecticut, by the Town of Rocky Hill, Connecticut, on behalf of itself and other municipalities in the State of Connecticut.  The complaint alleges violations of the Connecticut Unfair Trade Practices Act, common law conspiracy, aiding and abetting CRRA and its officers and directors in a breach of fiduciary duty, theft, unjust enrichment and fraud in connection with certain transactions between the CRRA and Enron.

Abbey National Treasury Services plc v. Credit Suisse First Boston Corp., et al.

On October 11, 2002, CSFB Corp., CSG, Credit Suisse First Boston, the Company, CSFBI, Credit Suisse First Boston (Europe) Limited and certain other investment banks, Arthur Andersen, Andersen Worldwide, SC, Marlin Water Trust and Marlin Water Capital Corp. were named in a complaint filed in the U.S. District Court for the Southern District of Texas and in the U.S. District Court for the Southern District of New York by a purchaser of senior secured notes issued by Marlin Water Trust II.  The complaints allege violations of state and federal securities laws, common law fraud, and negligent misrepresentation in connection with alleged misstatements and omissions of material fact regarding the financial condition of Enron in connection with the sale of Marlin Water Trust II senior secured notes.

OCM Opportunities Fund III, L.P. and OCM Opportunities Fund IV, L.P. v. Citigroup, Inc., et al.

On October 15, 2002, CSFBI, the Company, CSFB Corp., DLJSC and certain other investment banks were named in a complaint filed in Los Angeles Superior Court in the State of California by certain investment funds that purchased Enron and/or Enron-related securities.  The complaint alleges violations of various state statutes for alleged trading based on inside information regarding the financial condition of Enron and Enron-related entities and for alleged misstatements and omissions of material fact regarding the financial condition of Enron and certain Enron-related entities.

Inquiries

We continue to cooperate with various governmental and regulatory agencies conducting investigations regarding certain transactions and business relationships with Enron and its affiliates, including certain Enron-related special-purpose entities.

Litigation and Inquiries Relating to IPO Allocation and Research

A number of putative class action lawsuits have been filed against CSFB Corp. in the wake of publicity surrounding various governmental and regulatory investigations into the practices of equity research analysts.  The complaints generally assert claims under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act.

CSFB Corp. has received requests for information from a U.S. Congressional committee and various governmental and regulatory agencies as part of their investigations into the practice known as “spinning” in connection with the allocation of IPOs.

On October 21, 2002, the Commonwealth of Massachusetts through the Office of the Secretary filed a civil administrative complaint against CSFB Corp. relating to equity research and IPO allocation practices.

We continue to cooperate with various U.S. Congressional committees and governmental and regulatory agencies reviewing equity research and/or IPO allocation practices.

We are involved in a number of judicial, regulatory and arbitration proceedings (including those described above and actions that have been separately described in previous filings) concerning matters arising in connection with the conduct of its businesses. Some of the actions have been brought on behalf of various classes of claimants and seek damages of material and indeterminate amounts. We believe, based on currently available information and advice of counsel, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition but might be material to operating results for any particular period, depending, in part, upon the operating results for such period.  We intend to defend ourselves vigorously against all of the claims asserted in these matters.

ITEMS 2, 3 and 4:

Pursuant to General Instruction H of Form 10-Q, the information required by Items 2, 3 and 4 is omitted.

ITEM 5: OTHER INFORMATION

We have made in this Quarterly Report on Form 10-Q, including, without limitation in “Legal Proceedings” in Part II, Item 1, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, and from time to time may otherwise make in our public filings and press releases, forward-looking statements concerning our operations, economic performance and financial condition, as well as our future plans and strategic objectives. Such forward-looking statements are subject to various risks and uncertainties, and we claim the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those anticipated herein or in any such other filings, releases or statements because of a number of factors, including without limitation, those detailed in “Business - Certain Factors That May Affect Our Business” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2001, those discussed elsewhere herein, and in other public filings and press releases. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the results indicated in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements except as otherwise required by applicable law.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

12                                    Statement re computation of ratio of earnings to fixed charges

15                                    Letter re unaudited interim financial information

99                                    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

1.                                       Form 8-K dated July 8, 2002; Items 5 and 7

2.                                       Form 8-K dated July 18, 2002; Item 5

3.                                       Form 8-K dated September 19, 2002; Item 5

4.                                       Form 8-K dated September 23, 2002; Item 5

5.                                       Form 8-K dated October 3, 2002; Item 5

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT SUISSE FIRST BOSTON (USA), INC.
November 14, 2002	By:	/s/ David C. Fisher
Chief Financial and Accounting Officer (On behalf of the Registrant and as Principal Financial Officer)

Certification

I, John J. Mack, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Credit Suisse First Boston (USA), Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002		/s/ John J. Mack
	Name:	John J. Mack
	Title:	Chief Executive Officer

Certification

I, David C. Fisher, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Credit Suisse First Boston (USA), Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002		/s/ David C. Fisher
	Name:	David C. Fisher
	Title:	Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibits No.	Description

12	Statement re computation of ratio of earnings to fixed charges*
15	Letter re unaudited interim financial information*
99	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*                                         Filed herewith.