Form 10-K
period 2002-12-31
CREDIT SUISSE FIRST BOSTON USA INC
filed 2003-03-27
CIK 29646

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002	Commission File Number: 1-6862

Credit Suisse First Boston (USA), Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization) Eleven Madison Avenue New York, New York (Address of Principal Executive Offices)	13-1898818 (I.R.S. Employer Identification No.) 10010 (Zip Code)

(212) 325-2000
(Registrant's Telephone Number, Including Area Code)

Reduced Disclosure Format

The Registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

Documents Incorporated by Reference: None

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class: 6 1/8% Notes due 2011	Name of Each Exchange on Which Registered: New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
 None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☐    No ☒

Because the registrant is an indirect wholly owned subsidiary of Credit Suisse Group, none of the registrant's outstanding voting stock is held by nonaffiliates of the Registrant. As of the date hereof, 1,100 shares of the Registrant's Common Stock, $.10 par value, were issued and outstanding and held by Credit Suisse First Boston, Inc.

CREDIT SUISSE FIRST BOSTON (USA), INC.
Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002

Cautionary Statement Pursuant to The Private Securities Litigation Reform Act of 1995

        We have made in this Annual Report on Form 10-K, including, without limitation, in "Legal Proceedings" in Part I, Item 3 and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, and from time to time may otherwise make in our public filings, press releases or other statements, forward-looking statements concerning our operations, economic performance and financial condition, as well as our future plans and strategic objectives. Such forward-looking statements are subject to various risks and uncertainties, and we claim the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those anticipated herein or in any such other filings, releases or statements because of a number of factors, including, without limitation, those detailed in "Business—Certain Factors That May Affect Our Results of Operations" in Part I, Item 1, those discussed elsewhere herein, and in other public filings and press releases. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. Forward-looking statements are typically identified by the use of future or conditional verbs such as "will," "should," "would" or "could," and by words or phrases such as "believe," "expect," "intend," "estimate" and similar expressions. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the results indicated in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements except as otherwise required by applicable law.

PART I

Item 1: Business

OVERVIEW

        We are a leading integrated investment bank serving institutional, corporate, government and high-net-worth individual clients. We provide our clients with a broad range of products and services. These include:

  •
  securities underwriting, sales and trading,

  •
  investment banking,

  •
  financial advisory services,

  •
  private equity investments,

  •
  full-service brokerage services,

  •
  derivatives and risk management products, and

  •
  investment research.

HISTORY

        We are the product of a business combination. On November 3, 2000, our parent, Credit Suisse Group, or CSG, acquired Donaldson, Lufkin & Jenrette, Inc., or DLJ. CSG is a global financial services company, providing a comprehensive range of insurance, banking and investment banking products in Switzerland and abroad. Credit Suisse First Boston Corporation, CSG's principal U.S. registered broker-dealer subsidiary (now known as Credit Suisse First Boston LLC), became a subsidiary of DLJ, and DLJ changed its name to Credit Suisse First Boston (USA), Inc. When we use the terms "we," "our" and the "Company," we mean, after the DLJ acquisition, Credit Suisse First Boston (USA), Inc. and its consolidated subsidiaries and, prior to the DLJ acquisition, DLJ and its consolidated subsidiaries.

        CSG operates through two business units, the Credit Suisse Financial Services business unit and the Credit Suisse First Boston business unit, or CSFB. Credit Suisse First Boston, the Swiss bank, is our indirect parent and consists principally of CSFB. We are part of CSFB, which consists of the institutional securities and financial services businesses. The institutional securities business provides financial advisory and capital raising services and sales and trading for users and suppliers of capital around the world. The financial services business provides international asset management services to institutional, mutual fund and private investors, and financial advisory services to high-net-worth individuals and corporate investors.

        For the year 2002, the businesses of CSFB ranked:

  •
  third in global mergers and acquisitions advisory services in dollar volume of announced transactions with a 16.8% market share, according to Thomson Financial Securities Data;

  •
  second in dollar value of global debt underwriting with a 7.9% market share, and first in dollar value of global high-yield debt underwriting with a 15.5% market share, according to Thomson Financial Securities Data;

  •
  fifth in dollar value of global equity and equity-linked underwriting with an 8.2% market share, according to Thomson Financial Securities Data;

  •
  third in dollar value of U.S. debt and equity underwriting with a 9.3% market share, according to Thomson Financial Securities Data;

  •
  first in global equity research, with 21 ranked analysts, fourth in North American equity research, with 44 ranked analysts, and second in European equity research, with 38 ranked analysts, according to Institutional Investor; and

  •
  second in North American fixed income research with 31 ranked analysts, according to Institutional Investor.

        We file annual, quarterly and current reports and other information with the Securities and Exchange Commission, or SEC. Our SEC filings are available to the public over the internet on the SEC's website at www.sec.gov. You may also view our SEC filings on our website at www.csfb.com as soon as is reasonably practicable after the report is electronically filed with, or furnished to, the SEC. The information on our website is not incorporated by reference into this Annual Report.

RECENT DEVELOPMENTS

        On January 7, 2003, we entered into a definitive agreement to sell the Pershing unit, or Pershing, a leading provider of financial services to broker-dealers and investment managers, to The Bank of New York Company, Inc. for $2 billion in cash, the repayment of a $480 million subordinated loan and a contingent payment of up to $50 million based on future performance. The transaction is expected to close in the first half of the year, subject to regulatory approvals and other conditions. The disposition is expected to result in an after-tax loss of approximately $250 million for CSG. We expect to record a significant gain from the sale of Pershing upon closing as a result of the fact that approximately $500 million of goodwill and approximately $900 million of acquired intangibles related to Pershing that resulted from our acquisition by CSG were not recorded in our financial statements at the time of the acquisition but were recorded in the financial statements of CSG and our immediate parent companies Credit Suisse First Boston, Inc., or CSFBI, and Credit Suisse First Boston. The sale of Pershing will be effected through the sale of the equity interests in Donaldson, Lufkin & Jenrette Securities Corporation (which was converted to the Delaware limited liability company Pershing LLC on January 17, 2003), and certain other subsidiaries, including iNautix, through which the Pershing business is conducted.

        On January 17, 2003, our principal broker-dealer, Credit Suisse First Boston Corporation, was converted to the Delaware limited liability company Credit Suisse First Boston LLC, or CSFB LLC. The businesses of Pershing LLC that are not part of the Pershing business, principally the Private Client Services business, were transferred to other subsidiaries in the first quarter of 2003.

        On March 20, 2003, CSFBI transferred Credit Suisse First Boston Management Corporation to us as a capital contribution of $60 million, and the company was converted to the Delaware limited liability company Credit Suisse First Boston Management LLC, or Management LLC. Management LLC engages in derivatives transactions and holds a portfolio of private equity, distressed assets and real estate investments.

ACQUISITIONS AND DIVESTITURES

        On January 31, 2002, we acquired Holt Value Associates, L.P., a leading provider of independent research and valuation services to asset managers, which was integrated with CSFBedge, CSFB's online research and valuation database service.

        In the first quarter of 2002, we sold three of our broker-dealers, CSFBdirect LLC, DLJdirect Ltd. and Autranet, LLC. As a result, we recorded a pre-tax gain of $528 million in the quarter ended March 31, 2002.

OPERATIONAL STRUCTURE

        We operate and manage our business through two segments: the Institutional Securities segment, which provides financial advisory and capital raising services and sales, trading and research; and the Financial Services segment, which includes the operations of Private Client Services, a financial advisory business serving high-net-worth individuals and corporate investors.

        The Institutional Securities segment is operated and managed through three principal operating divisions:

  •
  the Equity division, which engages in sales, trading and research in equity and equity-related products, including listed and over-the-counter, or OTC, derivatives and risk management products, securities lending and borrowing and prime brokerage;

  •
  the Fixed Income division, which is active in underwriting, trading and distributing fixed income financial instruments, offers derivatives and risk management products and provides research across its product range; and

  •
  the Investment Banking division, which serves a broad range of users and suppliers of capital, provides financial advisory and securities underwriting and placement services and, through the Private Equity Group, makes privately negotiated investments.

PRODUCTS AND SERVICES

        Our clients demand high-quality products and services for their funding, investing, risk management and financial advisory needs. In response to these needs, we have developed a product-based structure delivered through regional teams. The following is a discussion of our key products and services and the divisions through which they are delivered.

Institutional Securities

  Equity

        We engage in a broad range of equity activities for investors around the world, including sales, trading, brokerage and market-making in U.S. and international equity and equity-related securities, options and futures. Our activities cover securities, including equity derivatives and convertible securities, traded on exchanges and over the counter. Our primary equity-related activities include:

  •
  New Issue Distribution. We manage and participate in offerings of all types of equity securities, including common stock, convertible securities and other equity and equity-related securities. We participate in these offerings as underwriter or agent and sell these securities in public and private offerings throughout the world. Equity distribution specialists work closely with their colleagues in the Investment Banking division on new equity issues.

  •
  Secondary Trading. We conduct our secondary sales and trading activities, as agent and principal, on behalf of investors and ourselves. As agent, we effect brokerage transactions in equity securities for customers, thereby generating commission revenues. Transactions as principal involve making markets in securities to facilitate customer investments as well as proprietary investments for our own account. We execute and commit capital on major exchanges globally and over the counter.

  •
  Convertible Bonds and Equity and Other Derivatives. We structure innovative primary and secondary market transactions that are designed to solve a client's risk management problems and provide our clients with financing and investment alternatives through convertible bonds and various listed and OTC financial derivatives, including options, equity-linked products and other proprietary risk management products. We also conduct convertible, international and index arbitrage and other program-trading activities on a proprietary basis and for institutions wishing to liquidate, invest in or restructure large equity portfolios. In addition, we enter into a variety of derivatives transactions as part of our trading activities for our own account to manage our own risks and as an alternative to investment in the cash markets.

  •
  Risk Arbitrage. We engage in the risk arbitrage business, which involves investing for our own account in the equity securities of companies involved in publicly announced corporate transactions.

  •
  Prime Banking. We engage in dealer-to-dealer financing and cover proprietary and client short positions through securities borrowing and lending arrangements. We finance certain equity positions through stock lending and equity repurchase agreements. We participate in these transactions globally and have an established prime brokerage business to attract more client borrowings of cash and securities.

  •
  Research. Our equities research department is engaged in the analysis of a broad range of industries and companies, with extensive coverage of U.S. and foreign issuers and market and economic trends. The department publishes studies and forecasts on economic conditions, financial markets, portfolio strategy, quantitative analysis, industry developments and individual companies.

        In 2002, as part of changing practices in the investment banking industry and CSFB's commitment to ensuring the independence of its research, CSFB made a number of changes in its equity securities research activities, including realigning its research department, including equity research, to report to the Vice Chairman of CSFB for Research and for Legal and Compliance, adopting new rules on securities ownership by analysts and implementing new procedures for communication between analysts and investment bankers. See "—Regulation" for more information.

  Fixed Income

        We engage in underwriting, securitizing, trading and distributing a broad range of financial instruments in developed and emerging markets, including U.S. Treasury and government agency securities, foreign sovereign government securities and U.S. and foreign investment-grade and high-yield corporate bonds, money market instruments, foreign exchange and real estate-related assets. We offer a full range of derivatives products for the financing, risk management and investment needs of our customers. Our fixed income business covers sovereign government, corporate and institutional customers, and we provide research across our entire product range.

        Key fixed income products and channels include:

  •
  Interest Rate Products. The interest rate products business includes instruments issued by U.S. government agencies and other sovereign government issuers and transactions in interest rate derivatives. As part of this business, we participate in government debt markets, including U.S. Treasury securities. We are a primary dealer in U.S. Treasury and government agency securities and participate in U.S. Treasury auctions and government agency new issues. We engage in secondary market sales and trading in U.S. Treasury and government agency securities and futures and options on such securities. We also engage in the "stripping" of government and government-guaranteed bonds to create zero-coupon and interest-only securities. We offer a wide range of interest rate derivatives products in all major currencies. Institutional clients include insurance companies, money managers, commercial banks, hedge funds and pension funds. Through the use of repurchase and reverse repurchase agreements, we act as an intermediary between borrowers and lenders of short-term funds and provide funding for the division's inventory positions.

  •
  Credit Products. Our credit products business engages in research, sales, trading and capital markets activities in all credit markets, including investment-grade, high-yield and distressed debt securities, mortgage-backed and asset-backed instruments and credit derivatives. We provide a platform for delivering a broad range of debt and debt-related products to meet the investment and financing needs of clients. Linking our derivatives expertise with our underwriting and placement capabilities enables us to provide a broad range of financing and investment alternatives to our customers. Our structuring group facilitates customized solutions for asset and liability management requirements of clients, while the integration of credit derivatives with asset-backed products creates new opportunities for capital raising and credit risk management for clients.

  •
  Real Estate Activities. We originate and acquire commercial real estate loans and acquire residential mortgages. These assets are combined into asset pools, structured into debt instruments and sold as mortgage-backed securities.

  •
  Emerging Markets. The Emerging Markets Group underwrites, invests and trades in the fixed income securities and loans of a number of sovereign government and corporate issuers and obligors in emerging market countries.

  •
  Prime Brokerage and Futures. We provide brokerage services for our customers on major futures and options exchanges worldwide. We offer a wide array of execution services, including floor and electronic execution, "upstairs execution" (which includes a combination of services such as research, development of trading ideas and strategies and more individualized institutional account coverage), quantitative and technical research and relative value analysis.

  •
  Money Markets. Our Money Markets Group, in conjunction with our corporate treasury department, is responsible for managing our unsecured funding needs. The financing is conducted primarily in various branches of Credit Suisse First Boston and in certain non-bank subsidiaries through the issuance of a wide variety of products, including time deposits, certificates of deposit, interbank placings, bankers' acceptances and commercial paper.

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

        CSFB syndicates loans and enters into commitments to extend credit to investment-grade and non-investment-grade borrowers through branches of Credit Suisse First Boston.

  Investment Banking

        The Investment Banking division's activities include financial advisory services regarding mergers and acquisitions and other matters, origination and distribution of equity and fixed income securities and leveraged finance, and our private equity investment activities. The Investment Banking division provides comprehensive financial advisory and, in conjunction with the Equity and Fixed Income divisions, capital raising services, and develops and offers innovative financing for a broad range of clients. Through the Private Equity Group, the Investment Banking division also conducts worldwide private equity investment activities.

        We maintain offices in select major cities through which investment banking activities are conducted. The Investment Banking division has established industry groups with a broad range of dedicated industry specialists. The industry group structure facilitates the delivery of specialist information and services to our clients on a global basis. The Investment Banking division's clients include U.S. and international public and private corporations, sovereign governments, supranational and national agencies and public sector entities.

        The Investment Banking division's principal products and services consist of:

        Mergers and Acquisitions and Other Financial Advisory Services.    We provide mergers and acquisitions and other financial advisory services, including corporate sales and restructuring, and divestitures and take-over defense strategy. Our professionals use an industry-intensive approach and work closely with our industry specialty groups in a broad range of sectors.

  Capital Raising:

  •
  Equity and Equity-Linked Offerings. We provide financing for issuers of equity and equity-linked securities in the public and private markets in conjunction with the Equity division. We are responsible for the origination and assist in the structuring and execution of transactions for our clients.

  •
  High-Yield Debt Underwriting. We provide high-yield debt financing in the public and private capital markets. We originate, structure and execute high-yield debt transactions across a wide range of companies and industries, as well as manage client relationships with both high-yield corporate issuers and financial sponsors of leveraged transactions, all in conjunction with the Fixed Income division.

  •
  Investment-Grade Debt Underwriting. We provide strategic advice and execution services to clients seeking financing through the investment-grade capital markets jointly with the Fixed Income division.

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

  •
  Structured Products. We offer clients financing alternatives to traditional capital market instruments, which are customized to meet the client's objectives.

  •
  Private Funds Group. We raise private capital, primarily from institutional investors, for direct investment by venture capital, management buyout and other investment firms in a variety of fund types.

  •
  Project Finance. We raise capital and coordinate capital-raising efforts through a variety of public and private sources to assist corporations, consortiums and supranational and national agencies in financing projects.

        CSFB underwrites and syndicates bank lending facilities and provides bridge financing.

        Private Equity.    The Private Equity Group invests primarily in unlisted or illiquid equity or equity-related securities in privately negotiated transactions. The Private Equity Group makes private equity investments across the entire capital structure, from venture capital equity to investments in the largest leveraged buyouts. In addition to debt and equity investments in companies, the Private Equity Group manages private equity funds and invests in real estate and third-party managed private equity funds. Investments are made directly or through a variety of investment vehicles. As of December 31, 2002, the institutional securities business of CSFB managed or advised funds and proprietary private equity portfolios with committed capital of approximately $26.3 billion, and the Company managed or advised funds and proprietary private equity portfolios with committed capital of approximately $21.8 billion. As of December 31, 2002, the institutional securities business of CSFB had global investments in private equity for its account of approximately $2.0 billion and had unfunded commitments of approximately $2.0 billion. As of December 31, 2002, the Company had private equity investments for its own account of approximately $873 million and had unfunded commitments of approximately $1.7 billion.

        Our principal fund groups include:

  •
  Leveraged Corporate Private Equity. Leveraged corporate private equity funds make investments in equity and mezzanine securities arising from leveraged acquisitions and recapitalizations, restructurings and other similar transactions.

  •
  Mezzanine Investing. Mezzanine investment funds typically invest in subordinated debt and preferred stock with warrants in companies across diverse industries.

  •
  Real Estate Investing. Real estate funds focus on opportunistic real estate investments and high quality properties and operating companies with strong fundamentals, attractive risk/return profiles and substantial value-creation potential.

  •
  Sprout. Venture capital funds are managed by the Sprout Group, one of the oldest and largest groups in the private equity investment and venture capital industry, which invests in early-stage, high-growth companies, management buyouts and mezzanine financing of companies that are not yet ready to seek access to the public capital markets.

  •
  Customized Fund Investment Group. Our customized fund investment group for "funds of funds" and similar products has invested in over 350 private equity funds.

  •
  Secondary Fund. Our "secondary fund" purchases existing interests in private equity funds and direct private equity investments.

        Our strategy with respect to each private equity fund is to manage the fund over the medium to long term to maximize the value over time of its investments. In addition to an annual management fee, we may generate realized gains from the carried interest after a threshold return for investors has been achieved. Operating income may also be derived from realized and unrealized appreciation or depreciation upon the disposition of the investment. These latter sources of revenue typically emerge, if at all, over a number of years, and our private equity business is therefore a long-term business.

        If a private equity investment in a company or an investment fund substantially declines in value, we may potentially lose some or all of any management or similar fees, may not receive any increased share of the income and gains from such investment (to which we are entitled when the return on such investment exceeds certain threshold returns) and may lose our pro rata share of the capital invested in that company and other companies in the same fund. Further, it may become more difficult to dispose of the investment. Even investments that are performing well have proven difficult to exit because of the weak initial public offering market and the decline in secondary public offerings. In certain circumstances, depending on the size of the investment, the nature of the company's problems or other factors, we may become involved in disputes or legal proceedings relating to the investment, and our reputation or our ability to sponsor private equity investment funds in the future could be adversely affected.

Financial Services

  Pershing

        On January 7, 2003, CSFB entered into a definitive agreement to sell Pershing to The Bank of New York Company, Inc. for $2 billion in cash, the repayment of a $480 million subordinated loan and a contingent payment of up to $50 million based on future performance. The transaction is expected to close in the first half of the year, subject to regulatory approvals and other conditions.

  Private Client Services

        Private Client Services serves high-net-worth and corporate investors with significant financial resources and specialized investment needs. The range of services offered includes single-stock brokerage, hedging and sales of restricted securities. Private Client Services also offers its clients a wide range of investment management products, including third-party managed accounts and alternative investments. Private Client Services operates out of offices in ten U.S. cities. Private Client Services had 333 investment advisors and managed or advised clients on approximately $50.6 billion in assets as of December 31, 2002.

OPERATING ENVIRONMENT AND COMPETITION

        CSFB believes that the long-term outlook for leaders in the investment banking industry is generally positive, although the industry is volatile and subject to periodic market downturns worldwide or in particular geographic regions. In addition, competition has resulted in significant pressure on margins. The global "bulge bracket," or top-tier, investment banks are likely to be more successful than other firms, and there is continuing consolidation in the financial services industry. One of the principal macroeconomic trends affecting the investment banking industry is greater capital formation, which is produced by aging demographics, pension reforms and wealth creation. Consolidation and convergence, driven by a blurring of traditional product and geographic boundaries, deregulation and the importance of scale and efficiency, have also created benefits for global full-service providers such as CSFB. Technology has led to productivity improvements and new distribution and business models, more demanding and better-informed customers and the need to balance productivity gains with investment requirements.

        The slowdown in global economic growth in 2001 continued in 2002. Weak corporate earnings and high-profile bankruptcies weighed heavily on market sentiment, exacerbated by scandals relating to accounting and corporate governance and the threat of terrorism and war with Iraq. In addition, certain regulatory issues, including research analyst independence and the allocation of shares in initial public offerings, or IPOs, affected the industry. An industry-wide agreement in principle with various U.S. regulators was announced in December 2002 to resolve certain of the regulatory issues.

        All major stock indices were down significantly in 2002. Equity trading and underwriting volumes and mergers and acquisitions activity fell sharply from 2001 levels, while debt underwriting volumes remained flat. The credit environment in 2002 was among the most difficult in recent history, with default rates substantially higher and recoveries substantially lower than historic levels. The difficult market and credit environment had a negative impact in 2002 on CSFB's business, particularly in lending, capital markets, financial advisory and equity sales and trading. As a result, in 2002, CSFB made further personnel reductions to help reduce expenses and to remain appropriately staffed for the prevailing industry and market environment.

        Asset management is viewed as a growth sector. Despite a weaker and more volatile market environment, the underlying fundamentals and demographics continue to support the sector. CSFB believes that there will be positive net new asset or organic growth opportunities within this sector over the next several years. Despite this positive outlook for the business, increased competition, higher research costs, required advancements in technology, growth in client needs and globalization are trends that place greater pressure on margins and increase the need for scale within full-service asset management organizations. This growth, together with major external changes such as technological innovation and increased volatility and complexity in world markets, is changing the way the industry delivers services, manages investments and measures risk. While the pace has slowed in the last year, investment management firms are also experiencing historically high levels of mergers and acquisitions activity. New entrants are purchasing investment management companies, while existing firms are merging to create global organizations and achieve economies of scale.

        CSFB faces intense competition from various types of firms, in all aspects of its business and throughout the world. The principal competitive factors influencing CSFB's business are its ability to attract and retain highly skilled employees, its reputation in the marketplace, client relationships and its mix of market and product capabilities.

        In investment banking, CSFB competes with brokers and dealers in securities and commodities, investment banking firms, commercial banks and other firms offering financial services. CSFB is subject to competitive pressure to make loans to certain clients, and such lending is a low-margin business that ties up capital. CSFB has also experienced significant price competition in certain of its businesses, which has reduced profit margins on certain products or in certain markets. Competition from alternative trading systems is reducing fees and commissions. In addition, as private equity funds grow and proliferate, competition to raise private capital and to find and secure attractive investments is accelerating.

        In asset management, CSFB's major competitors are the asset management subsidiaries of financial services firms, U.S. mutual and institutional fund managers and European fund managers. Despite the trend towards globalization in the asset management industry, competition is most significant in individual geographic locations.

        CSFB continues to build upon its position as a top-tier global investment bank, while seeking to improve results and placing high priority on controls and risk management. CSFB will continue to focus on providing its clients with the highest quality of service across all business areas. Strategic priorities include being a market leader in its core businesses, focusing on key customers across geographic regions, applying its capital efficiently to maximize returns and minimize risks and focusing on profitability.

        CSFB remains committed to adhering to the highest professional standards and providing top quality execution and investment performance, while developing and retaining outstanding investment professionals.

FINANCE, ADMINISTRATION AND OPERATIONS

        Included within finance, administration and operations are various support departments, including treasury, controllers, credit, risk management, corporate services, information technology, tax, legal and compliance, human resources and operations. These departments support our businesses through the processing of securities, foreign exchange and commodities transactions; receipt and delivery of funds and securities; safeguarding of customers' securities; internal financial controls, including management of global expenses, capital structure and funding; and our efforts at ensuring compliance with regulatory and legal requirements. Certain of these areas also assist in the management and monitoring of the risks associated with our business activities.

        CSFB has global business continuity and disaster recovery plans should the firm's employees be unable to gain access to or use significant offices or facilities or in the event of severe disruptions to the infrastructure that supports the firm's businesses, including information technology, communications and other systems.

EMPLOYEES

        As part of CSFB's broad cost-cutting initiatives, we have reduced staff levels and achieved savings from other non-staff costs. As a result of these staff reductions, as of December 31, 2002, we had 11,123 employees based in the United States and 442 employees outside the United States. We had 1,203 employees in the Equity division, 1,342 in the Fixed Income division, 1,549 in the Investment Banking division, 3,399 in the Financial Services segment (including 2,692 Pershing employees) and 4,072 in the finance, administration and operations departments. As of December 31, 2001, we had 13,500 employees based in the United States and 512 employees outside the United States. We had 1,362 employees in the Equity division, 1,811 in the Fixed Income division, 2,134 in the Investment Banking division, 4,532 in the Financial Services segment (including 2,775 Pershing employees) and 4,173 in the finance, administration and operations departments. These figures include contractors as well as employees. Professional personnel receive salary and incentive compensation in the form of bonuses and, in certain instances, through long-term incentive and/or other compensation plans. None of our employees is represented by a labor union. We have encountered no significant labor disputes.

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

        In the United States, the SEC is the federal agency primarily responsible for the regulation of broker-dealers, investment advisers and investment companies, and the Commodity Futures Trading Commission, or the CFTC, is the federal agency primarily responsible for, among other things, the regulation of futures commission merchants and commodity trading advisers. In addition, the Department of the Treasury has the authority to promulgate rules relating to U.S. Treasury and government agency securities and the Municipal Securities Rulemaking Board has the authority to promulgate rules relating to municipal securities. The Board of Governors of the Federal Reserve System, or the Board, promulgates regulations applicable to certain securities credit transactions. In addition, broker-dealers are subject to regulation by industry self-regulatory organizations, including the National Association of Securities Dealers, Inc., or the NASD, and the New York Stock Exchange, or the NYSE, and by state authorities. In addition, because we are also engaged in futures activities, the broker-dealers are subject to industry self-regulatory organizations such as the National Futures Association, or the NFA, and by state authorities.

        Our business includes broker-dealers registered with the SEC and a number of states, the District of Columbia and Puerto Rico, as required, and with the CFTC as futures commission merchants and commodity trading advisors. As a result of these registrations, and memberships in self-regulatory organizations such as the NASD, the NYSE and the NFA, our business is subject to overlapping regulation covering all aspects of its securities and futures activities. Such regulations cover matters including:

  •
  capital requirements;

  •
  the use and safekeeping of customers' funds and securities;

  •
  recordkeeping and reporting requirements;

  •
  supervisory and organizational procedures intended to ensure compliance with securities and commodities laws and the rules of the self-regulatory organizations;

  •
  supervisory and organizational procedures intended to prevent improper trading on material non-public information;

  •
  employee-related matters;

  •
  limitations on extensions of credit in securities transactions;

  •
  required procedures for trading on securities exchanges and in the OTC market;

  •
  anti-money laundering procedures;

  •
  procedures relating to research analyst independence; and

  •
  procedures for the clearance and settlement of trades.

A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, U.S. broker-dealers may be required in some instances to make suitability determinations as to certain customer transactions, are frequently limited in the amounts that they may charge customers, generally cannot trade ahead of their customers and cannot engage in fraudulent trading practices. U.S. broker-dealers must make certain required disclosures to their customers.

        As registered futures commission merchants, our broker-dealers are subject to the requirements of the CFTC under the Commodity Exchange Act. These requirements include the provision of certain disclosure documents, generally impose prohibitions against trading ahead of customers and other fraudulent trading practices, and include provisions as to the handling of customer funds and reporting and recordkeeping requirements.

        Our businesses include legal entities registered and regulated as investment advisers under the U.S. Investment Advisers Act of 1940, as amended, and the SEC's rules and regulations thereunder. Our business provides asset management services primarily to individuals, corporations and public pension funds. For pension fund clients, we are subject to the Employee Retirement Income Security Act of 1974, as amended, and similar state statutes. These regulations provide, among other things, for the way in which client assets should be managed. In addition, these regulations impose limitations on the ability of investment advisors to charge performance-based or non-refundable fees to clients, recordkeeping and recording requirements, disclosure requirements and limitations on principal transactions between an adviser or its affiliates and advisory clients, as well as general anti-fraud prohibitions. Finally, because some of the investment vehicles we advise are commodity pools, we are subject to the Commodity Exchange Act for such clients.

        Our operations may also be materially affected not only by regulations applicable to them as financial market intermediaries, but also by regulations of general application. For example, the volume of our underwriting business could be affected by, among other things, existing and proposed tax legislation, antitrust policy and other governmental regulations and policies (including the interest rate policies of the Board) and changes in interpretation and enforcement of various laws that affect the business and financial communities. From time to time, various forms of anti-takeover legislation and legislation that could affect the benefits associated with financing leveraged transactions with high-yield securities have been proposed that, if enacted, could adversely affect the volume of merger and acquisition and merchant banking businesses, which in turn could aversely affect our underwriting, advisory and trading revenues.

        Recently, the NASD, the NYSE and the SEC adopted rules or regulations relating to the independence of research and research analysts. CSFB LLC, as a member of the NASD and the NYSE and an affiliate of broker-dealers registered with the SEC, is subject to such rules and regulations. The rules adopted by the NASD and NYSE apply to research communications involving equity securities and, among other things, prohibit research analysts from being supervised by investment banking personnel, prohibit tying research analyst compensation to investment banking services, prohibit buying and selling of company securities by research analysts during specified periods, and require certain disclosures in research reports and public appearances. On February 6, 2003, the SEC adopted Regulation Analyst Certification, or Regulation AC, which applies to research reports involving equity or debt securities. Regulation AC requires research analysts to make specific certifications in connection with both research report issuances and public appearances. We do not know what effects the changes will have on our businesses.

        In 2002, as part of changing practices in the investment banking industry and CSFB's commitment to ensuring the independence of its research, CSFB made a number of changes in its equity securities research activities, including realigning its research department, including equity research, to report to the Vice Chairman of CSFB for Research and for Legal and Compliance, adopting new rules on securities ownership by analysts and implementing new procedures for communication between analysts and investment bankers. Further, pursuant to an agreement in principle with various U.S. regulators regarding, among other things, research analyst independence, CSFB has agreed to adopt internal structural and operational reforms that will augment the steps it has already taken to ensure research analyst independence. See "Legal Proceedings" in Part I, Item 3.

        In 2001, the U.S. Congress enacted the USA Patriot Act, which imposed significant new record-keeping and customer identity requirements, expanded the government's powers to freeze or confiscate assets and increased the available penalties that may be assessed against financial institutions. The USA Patriot Act also required the U.S. Treasury Secretary to develop and adopt final regulations that impose anti-money laundering compliance obligations on financial institutions. The U.S. Treasury Secretary delegated this authority to a bureau of the U.S. Treasury Department known as the Financial Crimes Enforcement Network, or FinCEN.

        Many of the new anti-money laundering compliance requirements of the USA Patriot Act, as implemented by FinCEN, are generally consistent with the anti-money laundering compliance obligations that applied to us under Board regulations before the USA Patriot Act was adopted. These include requirements to adopt and implement an anti-money laundering program, report suspicious transactions and implement due diligence procedures for certain correspondent and private banking accounts. Certain other specific requirements under the USA Patriot Act, such as procedures relating to correspondent accounts for non-U.S. financial institutions and procedures relating to the verification of customers' identities, involve new compliance obligations. However, FinCEN has not adopted final regulations in all of these areas, and the impact on our operations will depend on how FinCEN implements these requirements.

        In addition, because we are an indirect wholly owned subsidiary of each of CSG and Credit Suisse First Boston, our activities are subject to significant bank regulatory restrictions on our operations. These restrictions are imposed pursuant to, among other enactments, the International Banking Act of 1978, or IBA, the Bank Holding Company Act of 1956, or BHCA, the Gramm-Leach-Bliley Act of 1999, or GLBA, and the regulations and interpretations of the Board and other applicable regulators. For example, pursuant to the IBA, the BHCA imposes significant restrictions on our operations and on our worldwide holdings of equity in companies operating in the United States. Historically, our activities were principally limited to activities that the Board found to be a proper incident to banking or managing or controlling banks or an exemption applied (such as certain "grandfather rights" accorded to segments within the Credit Suisse First Boston legal entity pursuant to the IBA). Moreover, prior Board approval was generally required to engage in new activities and to make non-banking acquisitions in the United States.

        The GLBA, which was signed into law in November 1999 and became effective in most respects in March 2000, significantly modified these restrictions. Once GLBA took effect in March 2000, qualifying bank holding companies and foreign banks qualifying as "financial holding companies" were permitted to engage in a substantially broader range of non-banking activities in the United States, including insurance, securities, merchant banking and other financial activities, in many cases without prior notice to, or approval from, the Board or any other U.S. banking regulator. GLBA does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature or incidental thereto without other specific legal authority or exemption.

        Certain provisions of the BHCA governing the acquisition of U.S. banks were not affected by the GLBA. Accordingly, as was the case prior to enactment of GLBA, CSG is required to obtain the prior approval of the Board before acquiring, directly or indirectly, the ownership or control of more than 5% of any class of voting shares of any U.S. bank or bank holding company.

        GLBA and the regulations issued thereunder contain a number of other provisions that could affect our operations and the operations of all financial institutions. One such provision relates to the financial privacy of consumers. In addition, the so-called "push-out" provisions of GLBA will narrow the exclusion of banks from the definitions of "broker" and "dealer" under the Securities Exchange Act of 1934, or Exchange Act. The SEC has granted a series of temporary exemptions to delay the required implementation of these push-out provisions. The narrowed "dealer" definition is currently expected to take effect in September 2003, and the narrowed "broker" definition is currently expected to take effect in May 2003. As a result, it is likely that certain securities activities currently conducted by Credit Suisse First Boston's New York branch will need to be restructured or transferred to one or more U.S. registered broker-dealer affiliates.

        We believe that we have been in compliance in all material respects with the regulations described herein.

Capital Requirements

        As a registered broker-dealer and member firm of various self-regulatory organizations, each of our broker-dealer subsidiaries is subject to the uniform net capital rule, Rule 15c3-1 of the Exchange Act. This rule requires broker-dealers to maintain a specified level of minimum net capital in relatively liquid form. Our broker-dealer lite entity, Credit Suisse First Boston Capital LLC, is also subject to the uniform net capital rule but calculates its capital requirements under Appendix F to Rule 15c3-1. Pershing LLC and CSFB LLC are each subject to the net capital requirements of the CFTC and various commodity exchanges. See Note 10 of the consolidated financial statements in Part II, Item 8.

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

        Compliance with net capital requirements of these and other regulators could limit those operations of our subsidiaries that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict our ability to withdraw capital from our regulated subsidiaries, which in turn could limit our ability to pay dividends and make payments on our debt obligations.

        Certain other of our subsidiaries are subject to capital adequacy requirements. As of December 31, 2002, our broker-dealer subsidiaries complied with all applicable regulatory capital adequacy requirements.

CERTAIN FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

        Our businesses are materially affected by conditions in the financial markets and economic conditions generally. In addition, our businesses are exposed to a variety of risks that could materially affect our results of operations, including those described below. See "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A for a description of how CSFB manages risk.

Market Risk

        As an integrated investment bank, we are materially affected by conditions in the financial markets and economic conditions generally in the United States and around the world. In addition, results of operations in the past have been, and in the future may continue to be, materially affected by other factors of a global nature.

  Trading and Investment Activities

        Our large trading and investment (other than trading) positions in the debt, currency and equity markets, and in private equity, mortgage and other assets, can be adversely affected by volatility in financial markets, that is, the degree to which prices fluctuate over a particular period in a particular market, regardless of market levels. Such volatility can also lead to losses relating to our broad range of trading and hedging products, including swaps, futures, options and structured products. To the extent that we own assets, or have net long positions, in any of those markets, a downturn in those markets could result in losses from a decline in the value of our net long positions. Conversely, to the extent that we have sold assets that we do not own, or have net short positions, in any of those markets, an upturn in those markets could expose us to potentially unlimited losses as we attempt to cover our net short positions by acquiring assets in a rising market. We may from time to time have a trading strategy of holding a long position in one asset and a short position in another, from which we expect to earn operating income based on changes in the relative value of the two assets. If, however, the relative value of the two assets changes in a direction or manner that we did not anticipate or against which we are not hedged, we might realize a loss in those paired positions. Such losses, if significant, could adversely affect our results of operations.

  Adverse Market Conditions

        Difficult market and economic conditions and geopolitical uncertainties in 2002 had a negative impact on our investment banking business as the slowdown in global economic growth continued. Continuing adverse market or economic conditions are likely to continue to reduce the number and size of investment banking transactions in which we provide underwriting, mergers and acquisitions advice and other services and therefore continue to adversely affect our financial advisory fees and underwriting fees. Continuing market declines in the United States and elsewhere are also likely to continue to lead to a decline in the volume of securities trades that we execute for customers and, therefore, continue to have an adverse effect on the operating income we receive from commissions and spreads. In addition, these adverse market or economic conditions could negatively affect our private equity investments. If a private equity investment substantially declines in value, we could lose some or all of any management or similar fees, may not receive any increased share of the income and gains from such investment, may lose our pro rata share of the capital invested and may find it more difficult to dispose of the investment, particularly if private companies decide against or delay IPOs in light of the significant additional corporate governance and disclosure requirements imposed by the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act.

        Our results could also be adversely affected by a downturn in particular sectors. In the real estate sector, we finance and acquire principal positions in a number of real estate and real estate-related products for major participants in the commercial and residential real estate markets, and we securitize and trade in a wide range of real estate and real estate-related products. In addition, in the past we have made, and in the future we may make, significant commitments to provide investment banking advisory and underwriting services to certain sectors such as technology and telecommunications, and decreasing economic growth generally with respect to these sectors has negatively affected our operating income and may continue to do so in the future.

        Terrorist attacks, military conflicts and economic or political sanctions could have a material adverse effect on economic and market conditions, market volatility and financial activity, including in businesses in which we operate.

  Large and Concentrated Positions

        We could be exposed to increased losses in activities such as arbitrage, market-making, block and proprietary trading, private equity and underwriting. We have committed substantial amounts of capital to these businesses, which may require us to take large positions in the securities of a particular company or companies in a particular sector, country or region. The trend in all major capital markets is toward larger and more frequent commitments of capital. Such concentration of risk could increase our losses due to our sizable securities holdings.

  Hedging Strategies

        If any of the variety of instruments and strategies we use to hedge our exposure to various types of risk is not effective, we may incur losses. Many of our strategies are based on historical trading patterns and correlations, and unexpected market developments may affect our hedging strategies in all market environments or against all types of risk. We may only be partially hedged or our hedging strategies may not be fully effective in mitigating our risk.

  Increases to Other Risks

        In addition to the potentially adverse effects on our businesses described above, market risk could exacerbate the other risks that we face. For example, if we were to incur substantial trading losses, our need for liquidity could rise sharply while access to liquidity could be impaired. In conjunction with a market downturn, our customers and counterparties could also incur substantial losses of their own, thereby weakening their financial condition and increasing our credit risk to them.

Credit Risk

        We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. This risk may arise, for example, from holding securities of third parties as collateral; entering into swap or other derivative contracts under which counterparties have long-term obligations to make payments to us; executing securities, futures or currency trades that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, exchanges, clearinghouses or other financial intermediaries; extending credit to our clients through bridge or margin loans or other arrangements; and economic and political conditions beyond our control.

        In recent years, we have significantly expanded our use of swaps and other derivatives and we may continue to do so, both in types of products and in volume of transactions, in particular through our broker-dealer lite entity. As a result, our credit exposures have increased, and may continue to increase, in amount and duration. In addition, we have experienced, due to competitive factors, pressure to assume longer-term credit risk, to extend credit against less liquid collateral and to price derivative instruments more aggressively based on the credit risks that we take. Any increase in our provisions for credit losses or any credit losses in excess of related provisions could have an adverse effect on our results of operations.

        Although we regularly review credit exposure to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. We may also fail to receive full information with respect to the trading risks of a counterparty. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions because the commercial soundness of many financial institutions may be closely related as a result of credit, trading, clearing or other relationships between institutions. This risk is sometimes referred to as "systemic risk" and may adversely affect financial intermediaries, such as clearing agencies, clearinghouses, banks, securities firms and exchanges with which we interact on a daily basis, and could adversely affect us. The credit environment in 2002 was among the most difficult in recent history, with default rates substantially higher and recoveries substantially lower than historic levels. In 2002, there were seven of the 12 largest U.S. bankruptcies in history, and we expect that the number of bankruptcies could increase. The credit environment was also adversely affected by significant instances of fraud.

        Country, regional and political risks are components of market risk as well as credit risk. Financial markets and economic conditions generally in the United States and around the world have in the past been, and in the future may continue to be, materially affected by such risks. Economic or political pressures in a country or region, including those arising from local market disruptions, currency crises and monetary controls, may adversely affect the ability of clients or counterparties located in that country or region to obtain foreign exchange or credit and, therefore, to perform their obligations to us. The political, economic or other circumstances of the countries in which we operate may have an adverse impact on our results of operations.

        We are also exposed to risk from fluctuations in exchange rates for currencies because a portion of our assets and liabilities is denominated in currencies other than the U.S. dollar, which is our financial reporting currency. Exchange rate volatility may have an adverse impact on our results of operations.

Liquidity Risk

        Liquidity, or ready access to funds, is essential to our businesses. We depend on continuous access to the debt capital and money markets to finance day-to-day operations. An inability to raise money in the long-term or short-term debt capital markets, or an inability to access the repurchase and securities lending markets, could have a substantial negative effect on our liquidity. Our ability to borrow in the debt markets could be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative views about the financial services industry generally. In addition, lenders could develop a negative perception of our long-term or short-term financial prospects if:

  •
  we incurred large trading or loan losses;

  •
  the level of our business activity continued to decrease due to a continuing market downturn;

  •
  regulatory authorities took significant action against us; or

  •
  we discovered serious employee misconduct or illegal activity.

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

        Our borrowing costs and our access to the debt capital and money markets depend significantly on our credit ratings. These ratings are assigned by ratings agencies, which may reduce or withdraw their ratings or place us on "credit watch" with negative implications at any time. Credit ratings are important to us when competing in certain markets and when seeking to engage in longer-term transactions, including OTC derivatives. In 2002, Moody's Investors Service, or Moody's, Standard &

Poor's Ratings Services, or S&P, and Fitch Ratings, or Fitch, each downgraded our credit ratings and/or outlook. Both Moody's and Fitch changed the ratings outlook for our senior debt to negative from stable. S&P lowered our long-term debt rating from AA- to A+ and our short-term debt rating from A-1+ to A-1. A further reduction in our credit ratings could increase our borrowing costs and limit our access to capital markets. This, in turn, could reduce our liquidity and negatively impact our operating results.

Operational Risk

        Operational risk is the risk of adverse effects to our business as a consequence of conducting operations in an improper or inadequate manner, or as a result of external factors. In general, our businesses face a wide variety of operational risks. We face risk arising from organizational factors, such as change of management and other personnel, data flow, communication, coordination and allocation of responsibilities. Policy and process risk arises from weakness in or non-compliance with policies and critical processes involving documentation, due diligence, settlement and payment. Technology risk stems from dependencies on information technology and the telecommunications infrastructure and risks arising from e-commerce activities. We face risks arising from human error and external factors such as fraud. Finally, we face risks from physical threats to our or our third-party suppliers' facilities or employees and business disruption; in particular, if there is a disruption in the infrastructure supporting our businesses and/or the areas in which they or third-party suppliers are situated, such as interruptions in electrical, communications, transportation or other services, our ability to conduct our operations may be negatively affected. Any of such risks, if they actually materialize, could have an adverse effect on our results of operation.

        Our businesses are exposed to risk from potential non-compliance with policies on securities transactions and settlements and payment processes. There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. Misconduct by employees could include engaging in unauthorized activities or binding us to transactions that exceed authorized limits or present unacceptable risks, which, in either case, may result in unknown and unmanaged risks or losses. Employee misconduct could also involve the improper use or disclosure of confidential information, which could result in regulatory sanction and serious reputational or financial harm. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases.

        We also face operational risk from potential losses caused by a breakdown in information, communication, transaction settlement, clearance and processing procedures. As an integrated investment bank, we rely heavily on our financial, accounting and other data processing systems, which are varied and complex. If any of these systems does not operate properly or is disabled, including as a result of terrorist attacks or other unforeseeable events, we could suffer financial loss, a disruption of our businesses, liability to our clients, regulatory intervention or reputational damage. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses.

Legal and Regulatory Risks

        We face significant legal risks in our businesses, and the volume and amount of damages claimed in litigation and other adversarial proceedings against financial services firms are increasing. These risks include disputes over the terms of transactions in which we act as principal, disputes concerning the adequacy or enforceability of documents relating to our transactions, potential liability under securities or other laws for materially false or misleading statements made in connection with securities and other transactions in which we act as underwriter, placement agent or financial advisor, potential liability for the "fairness opinions" and other advice we provide to participants in corporate transactions and disputes over the terms and conditions of complex trading arrangements. We also face the possibility that counterparties in complex or risky trading transactions will claim that we improperly failed to tell them of the risks or that they were not authorized or permitted to enter into these transactions with us and that their obligations to us are not enforceable.

        It is inherently difficult to predict the outcome of many of the litigations, regulatory proceedings and other adversarial proceedings involving our businesses, particularly those cases in which the matters are brought on behalf of various classes of claimants, seek damages of unspecified or indeterminate amounts or involve novel legal claims. In presenting our consolidated financial statements, management makes estimates regarding the outcome of legal, regulatory and arbitration matters and takes a charge to income when losses with respect to such matters are probable and can be reasonably estimated. Charges, other than those taken periodically for costs of defense, are not established for matters when losses cannot be reasonably estimated. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including but not limited to the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel and other advisers, our defenses and our experience in similar cases or proceedings.

        We are also subject to claims arising from disputes with employees for, among other things, alleged discrimination or harassment. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time.

        As a participant in the financial services industry, we are subject to extensive regulation by governmental agencies, supervisory authorities and self-regulatory organizations around the world. The requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us. These regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements, and restrictions on the businesses in which we may operate or invest. Despite our best efforts to comply with applicable regulations, there are a number of risks, particularly in areas where applicable regulations may be unclear. The authorities have the power to bring administrative or judicial proceedings against us, which could result, among other things, in suspension or revocation of our licenses, cease and desist orders, fines, civil penalties, criminal penalties or other disciplinary action which could materially harm our results of operations.

        Changes in laws, rules or regulations affecting our operations, or in the interpretation or enforcement of such laws, rules and regulations, may adversely affect our results. We may be materially affected not only by regulations applicable to us as an integrated investment bank, but also by regulations of general application. For example, our businesses in any one year could be affected by, among other things, existing and proposed tax legislation, adoption of new accounting standards, antitrust and competition policies, corporate governance initiatives and other governmental regulations and polices and changes in the interpretation or enforcement of existing laws and rules that affect the business and financial communities. In 2002, the U.S. Congress passed the Sarbanes-Oxley Act, and the SEC, the NYSE and the Nasdaq National Market, or NASDAQ, have proposed or adopted rules that significantly alter the duties and obligations relating to, among other things, corporate governance and financial disclosure. These requirements are applicable to SEC-reporting companies. To the extent that private companies elect not to engage in IPOs in order to avoid being subject to these provisions, our equity new issuances business and our potential for exiting certain private equity investments may be adversely affected. In addition, these requirements, coupled with the current state of the economy, have diverted the focus of many companies from capital markets transactions, such as securities offerings and acquisition or disposition transactions, and as long as such diversion exists, our investment banking business may be adversely affected.

        For a description of the legal proceedings and regulatory examinations to which we are subject, see "Legal Proceedings" in Part I, Item 3.

Competition

        We face intense competition that could affect our business and results of operations. Consolidation, both in the form of mergers and acquisitions and by way of alliances and cooperation, is increasing competition. New competitors, including internet-based financial services providers and non-financial companies, are entering the market. Competition in this environment is based on many factors, including the products and services offered, pricing, distribution systems, customer service, brand recognition, perceived financial strength and the willingness to use capital to serve client needs. Consolidation has created a number of firms that, like us, have the ability to offer a wide range of products. Some of these firms may be able to offer a broader range of products than we do, or offer such products at more competitive prices. U.S. federal financial reform legislation significantly expands the activities permissible for financial services firms in the United States. This legislation may accelerate consolidation, increase the capital base and geographic reach of our competitors and increase competition in the financial services industry, which could adversely affect our results of operations. For further information relating to the regulation of our businesses, see "—Regulation."

        In the highly competitive environment arising from globalization and convergence in the financial services industry, a reputation for financial strength and integrity is critical to our ability to attract and maintain customers. Our reputation could be harmed if we fail adequately to promote and market our brand. Our reputation could be damaged if, as we increase our client base and the scale of our businesses, our comprehensive procedures and controls dealing with conflicts of interest fail, or appear to fail, to address conflicts of interest. Our reputation could in the future be damaged as a result of, among other things, employee misconduct, a decline in results, adverse legal or regulatory action against us or a downturn in financial markets or the financial services industry in general.

        Our performance is largely dependent on the talents and efforts of highly skilled individuals. Competition in the financial services industry for qualified employees is intense. We also compete for employees with companies outside the financial services industry; such competition with non-financial services companies in particular is intensifying due to the fact that average compensation within our industry is decreasing, reflecting the current economic conditions. We have devoted considerable resources to recruiting, training and compensating employees. Our continued ability to compete effectively in our businesses depends on our ability to attract new employees and to retain and motivate our existing employees.

        We compete with brokers and dealers in securities and commodities, investment banking firms, commercial banks and other firms offering financial services. Investment banking has also experienced significant price competition in certain of its businesses, which has reduced profit margins on certain products or in certain markets. Competition from alternative trading systems is reducing fees and commissions. In addition, as private equity funds grow and proliferate, competition to raise private capital and to find and secure attractive investments is accelerating. The principal competitive pressures on our business are our ability to attract and retain highly skilled employees, our reputation in the marketplace, our client relationships and our mix of market and product capabilities.

        We face competitive challenges from new trading technologies. Securities and futures transactions are now being conducted through the internet and other alternative, non-traditional trading systems, and it appears that the trend toward alternative trading systems will continue and probably accelerate. A dramatic increase in computer-based or other electronic trading may adversely affect our commission and trading revenues, exclude our businesses from certain transaction flows, reduce our participation in the trading markets and the associated access to market information and lead to the creation of new and stronger competitors. We may also be required to make additional expenditures to develop or invest in new trading systems or otherwise to invest in technology to maintain our competitive position.

Acquisition Risk

        Acquisition of financial services businesses has been an important element of CSFB's strategy, and, when appropriate, CSFB expects to consider additional acquisitions in the future. Even though CSFB reviews the records of companies it plans to acquire, such reviews are inherently incomplete and it is generally not feasible for CSFB to review in detail all such records. Even an in-depth review of records may not reveal existing or potential problems or permit us to become familiar enough with a business to assess fully its capabilities and deficiencies. As a result, CSFB may assume unanticipated liabilities, or an acquisition may not perform as well as expected. CSFB faces the risk that the returns on acquisitions will not support the expenditures or indebtedness incurred to acquire such businesses, or the capital expenditures needed to develop such businesses.

Integration Risk

        We and CSFB face the risk that we will not be able to integrate acquisitions into our existing operations effectively. Integration may be hindered by, among other things, differing procedures, business practices and technology systems, and difficulties in adapting an acquired company into our organizational structure. If we are unable to address these challenges effectively, our results of operations could be adversely affected.

Item 2: Properties

        Our principal offices consist of the following properties:

Location	Owned/Leased	Lease Expiration	Approximate Square Feet
New York City, New York
Eleven Madison Avenue(1)	Leased	2017	1,483,000
One Madison Avenue(2)	Leased	2020	1,444,000
315 Park Avenue South	Leased	2017	203,000

(1)
Our principal executive office.

(2)
In February 2001, we signed a lease commencing January 1, 2002 for the entirety of the building and subleased space to Metropolitan Life Insurance Company that it will occupy on a declining basis until the expiration of the sublease on December 31, 2020.

        In addition, we lease an aggregate of approximately 856,000 square feet (some of which relates to Pershing) for our domestic offices, located across the United States, and approximately 37,000 square feet for our international regional offices. The leases for these properties expire at various dates through 2025.

        On January 7, 2003, we entered into a definitive agreement to sell Pershing. The transaction is expected to close in the first half of the year, subject to regulatory approvals and other conditions, and will result in the transfer of approximately 670,000 square feet in office space, including offices that we lease in Jersey City and Florham Park, New Jersey and own in Florham Park, New Jersey. In addition, approximately 464,000 square feet of our domestic and international regional offices will be transferred in connection with the transaction.

        We believe that our existing facilities are adequate for our current and future needs.

Item 3: Legal Proceedings

        We are involved in a number of judicial, regulatory and arbitration proceedings (including those described below and actions that have been separately described in previous filings) concerning matters arising in connection with the conduct of our businesses. These actions have been brought on behalf of various classes of claimants and, unless otherwise specified, seek damages of material and/or indeterminate amounts. We believe, based on currently available information and advice of counsel, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition but might be material to operating results for any particular period, depending, in part, upon the operating results for such period. We intend to defend ourselves vigorously against all of the claims asserted in these matters.

In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation

        Since November 1998, several lawsuits have been filed in the U.S. District Court for the Southern District of New York against CSFB LLC, a CSFB LLC affiliate and numerous other brokerage firms, alleging that the defendant broker-dealers conspired to fix the "fee" paid for underwriting certain IPO securities by setting the underwriters' fee or "spread" at 7%, in violation of the federal antitrust laws. The lawsuits purport to be class actions brought on behalf of classes of persons and entities that purchased and issued securities in those IPOs.

        In February 1999, the district court consolidated the various cases in a single litigation, captioned In re Public Offering Fee Antitrust Litigation, and, on April 29, 1999, CSFB LLC and other defendants filed a motion to dismiss the consolidated complaint as a matter of law. Meanwhile, beginning in August 2000, several other complaints containing the same allegations of an industry-wide conspiracy to fix certain IPO underwriting fees were filed on behalf of issuers in IPOs and, by order dated April 10, 2001, the district court consolidated the issuer complaints.

        On February 14, 2001, the district court dismissed the purchaser plaintiffs' claims on the ground that those plaintiffs lacked legal standing to assert antitrust claims. The district court did not grant them leave to replead and subsequently denied the purchaser plaintiffs' motion to vacate or reconsider the ruling. The purchaser plaintiffs appealed the district court's dismissal to the U.S. Court of Appeals for the Second Circuit.

        On July 6, 2001, the IPO issuer plaintiffs filed a consolidated issuer complaint, which names numerous defendants, including us and CSFB LLC, under the caption In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation. The defendants moved to dismiss the consolidated issuer complaint. On September 25, 2002, the district court denied the defendants' motion to dismiss. The defendants filed a motion with the district court seeking leave to file an interlocutory appeal of the decision denying their motion to dismiss. On November 15, 2002, CSFB LLC and an affiliate of CSFB LLC filed answers to the consolidated issuer complaint.

        On December 13, 2002, the Second Circuit issued an order vacating the district court's decision to grant the defendants' motion to dismiss the consolidated purchaser complaint and remanding that action to the district court for consideration of the additional grounds for dismissal asserted in the motion to dismiss.

        On January 17, 2003, the district court issued an order deferring a ruling on the defendants' motion for leave to file an interlocutory appeal of the September 25, 2002 decision denying the motion to dismiss the consolidated issuer complaint until the district court reached a decision, upon remand, of the motion to dismiss the consolidated purchaser complaint.

Governmental/Regulatory Inquiries Relating to IPO Allocation/Research-related Practices

        In early 2002, in connection with industry-wide investigations into research analyst practices and certain IPO allocation practices, CSFB received subpoenas and/or requests for information from the following governmental and regulatory bodies: the New York State Attorney General, or the NYAG; the Massachusetts Secretary of the Commonwealth Securities Division, or the MSD; the SEC; the

National Association of Securities Dealers Regulation, Inc., or the NASDR; the NYSE; and the United States Attorneys' Office for the Southern District of New York. The SEC, NASDR and NYSE have conducted a joint investigation.

        CSFB has cooperated fully with these investigations, and has produced a significant volume of documents, consisting primarily of e-mails, compensation-related information and research reports. During these investigations, the NASDR, NYAG and MSD have taken testimony from various current and former employees. The investigations have focused on equity research independence and the allocation of certain IPO shares to senior executives of the firm's clients (a practice that regulators have referred to as "spinning").

        On September 19, 2002, the MSD referred certain aspects of its investigation to the NYAG to determine whether CSFB or any of its employees engaged in activity that would constitute a violation of New York criminal laws. The NYAG is continuing its investigation in response to the referral.

        On October 21, 2002, the MSD filed an administrative complaint against CSFB, alleging violations of the Massachusetts Uniform Securities Act and seeking the imposition of a $1.9 million fine and various administrative remedies; CSFB filed an answer denying these charges on November 25, 2002. CSFB expects the MSD's allegations to be settled as part of a recently announced global agreement in principle.

        On December 20, 2002, CSFB and other financial services firms reached an agreement in principle with a coalition of state and federal regulators and self-regulatory organizations to resolve pending investigations. Pursuant to the agreement in principle, CSFB agreed, without admitting or denying the allegations, among other things, (i) to pay $150 million, of which $75 million is a civil penalty and $75 million is for restitution for investors, (ii) to adopt internal structural and operational reforms that will further augment the steps it has already taken to ensure research analyst independence and promote investor confidence, (iii) to contribute $50 million over five years to provide third-party research to clients and (iv) to adopt restrictions on the allocation of shares in IPOs to corporate executives and directors.

        Several governmental and regulatory authorities have recently issued subpoenas to, and/or made requests for documents and information of, CSFB concerning the firm's preservation and production of documents in 2000 in response to then-pending investigations into the firm's allocation of shares in IPOs and subsequent transactions and commissions, including an investigation by the U.S. Attorney's Office for the Southern District of New York, which was concluded in December 2001 without charges being filed, and SEC and NASDR investigations that were settled in January 2002. CSFB is cooperating with the authorities in their investigations.

Litigation Relating to IPO Allocation/Research-related Practices

        Since January 2001, CSFB LLC, a CSFB LLC affiliate and several other investment banks, have been named as defendants in several putative class action complaints filed in the U.S. District Court for the Southern District of New York concerning IPO allocation practices. On April 19, 2002, the plaintiffs filed consolidated amended complaints alleging various violations of the federal securities laws resulting from alleged material omissions and misstatements in registration statements and prospectuses for the IPOs, and, in some cases, follow-on offerings, and with respect to transactions in the aftermarket. The complaints contain allegations that the registration statements and prospectuses either omitted or misrepresented material information about commissions paid to investment banks and aftermarket transactions by certain customers that received allocations of shares in the IPOs. The complaints also allege that misleading analyst reports were issued to support the issuers' allegedly manipulated stock price and that such reports failed to disclose the alleged allocation practices or that analysts were allegedly subject to conflicts of interest. On July 1, 2002, the CSFB entities moved to dismiss the consolidated class action complaints. Oral argument on the motion was held on

November 1, 2002, and on February 19, 2003, the court denied the motion as to the defendant investment banks and certain issuer and individual defendants.

        Since March 2001, CSFB LLC and several other investment banks have been named as defendants in several putative class actions filed with the U.S. District Court for the Southern District of New York, alleging violations of the federal and state antitrust laws in connection with alleged practices in allocation of shares in IPOs in which such investment banks were a lead or co-managing underwriter. The amended complaint in these lawsuits, which have now been consolidated into a single action, alleges that the underwriter defendants have engaged in an illegal antitrust conspiracy to require customers, in exchange for IPO allocations, to pay non-competitively determined commissions on transactions in other securities, to purchase an issuer's shares in follow-on offerings, and to commit to purchase other less desirable securities. The complaint also alleges that the underwriter defendants conspired to require customers, in exchange for IPO allocations, to agree to make aftermarket purchases of the IPO securities at a price higher than the offering price, as a precondition to receiving an allocation. These alleged "tie-in" arrangements are further alleged to have artificially inflated the market price for the securities. On May 24, 2002, CSFB LLC moved to dismiss the amended complaint. Oral argument was held on January 17, 2003, and we are now awaiting the court's decision.

        On May 25, 2001, CSFB LLC was sued in the U.S. District Court for the Southern District of Florida by a putative class of issuers in IPOs in which CSFB LLC acted as lead manager. The complaint alleged that CSFB LLC underpriced IPOs, accepted excessive brokerage commissions in exchange for allocations in IPOs, required investors to give CSFB LLC a share of IPO profits, and used IPO allocations to obtain additional investment banking business, all in breach of the underwriting agreements. This case was subsequently transferred to the U.S. District Court for the Southern District of New York. An amended complaint was filed on February 4, 2002 in this matter alleging, among other things, a claim for indemnification in the IPO matter. On March 29, 2002, CSFB LLC moved to dismiss this complaint. On June 25, 2002, the court denied CSFB LLC's motion to dismiss. In December 2002, prior to a motion for class certification being filed, MDCM Holdings, Inc., the putative class representative, informed the court that it wished to withdraw from the action. Notice of MDCM Holdings' decision has been provided to the putative class and a March 26, 2003 deadline has been set for a putative class member to substitute as the putative class representative. If no member of the putative class seeks to substitute for MDCM Holdings, the action will be dismissed.

        On November 15, 2002, the Company, as alleged successor-in-interest for Donaldson, Lufkin & Jenrette Securities Corporation (now Pershing LLC), was sued in the U.S. District Court for the Southern District of New York on behalf of a putative class of issuers in IPOs for which it acted as underwriter. The complaint alleges that the issuers' IPOs were underpriced, and that Pershing LLC allocated the underpriced IPO stock to certain of its favored clients and subsequently shared in portions of the profits of such favored clients pursuant to side agreements or understandings. This purported conduct is alleged to have been in breach of the underwriting agreements.

        Several putative class action lawsuits have been filed against CSFB LLC in the wake of publicity surrounding various governmental and regulatory investigations into the practices of equity research analysts. Thus far, cases have been brought against CSFB LLC in U.S. District Courts for the Southern District of New York and the District of Massachusetts on behalf of purchasers of shares of Agilent Technologies, Inc., AOL Time Warner Inc., Covad Communications Co. and Razorfish, Inc. An individual action has been filed in the Superior Court of the State of California by a purchaser of shares of Clarent Corporation. The complaints generally assert claims under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The actions relating to Covad Communications Co. have been consolidated in the U.S. District Court for the Southern District of New York, and CSFB LLC and its co-defendants have filed a motion to dismiss the complaint. The actions related to Agilent Technologies, Inc., AOL Time Warner Inc. and

Razorfish, Inc. have not yet been consolidated and no lead plaintiff or lead counsel has been appointed in any of those cases.

Enron-related Litigation and Inquiries

        Numerous actions have been filed against CSFB LLC and its affiliates relating to Enron Corp. or its affiliates, or Enron. On April 8, 2002, CSFB LLC and certain other investment banks were named as defendants along with, among others, Enron, Enron executives and directors, lawyers and accountants in two putative class action complaints filed in the U.S. District Court for the Southern District of Texas. The first, Newby v. Enron Corp., et al., was filed by purchasers of Enron securities and alleges claims against CSFB LLC for violations of the federal securities laws. The second, Tittle, et al. v Enron Corp., et al., was filed by Enron employees who participated in various Enron employee savings plans and alleges violations of the Employee Retirement Income Security Act and the Racketeer Influenced and Corrupt Organizations Act, and state law negligence and civil conspiracy claims. A motion by CSFB LLC to dismiss the complaint in Newby was denied in December 2002, and CSFB LLC has since answered the complaint, denying all liability. On May 8, 2002, CSFB LLC moved to dismiss the Tittle complaint, and that motion is pending before the court. In both matters, plaintiffs have filed motions for class certification that are pending before the court. Several actions filed against CSFB LLC and certain CSFB affiliates, along with other parties, have been consolidated with the Newby action and stayed pending the court's decision on certain motions to dismiss by other defendants in Newby that are still pending. Two of the consolidated actions have duplicate proceedings in the U.S. District Court for the Southern District of New York.

        Additional actions have been filed in various U.S. federal and state courts against CSFB LLC and/or certain CSFB affiliates, along with other parties, including (i) a series of putative class actions by purchasers of NewPower Holdings common stock alleging violations of the federal securities laws, including Section 11 of the Securities Act and Section 10(b) of the Exchange Act; (ii) an action filed by The Retirement Systems of Alabama alleging violations of state and federal securities laws and Alabama statutory and common law; (iii) a complaint by two investment funds that purchased certain Enron-related securities alleging claims of insider trading and other violations of California law; (iv) a complaint by investment funds or fund owners that purchased senior secured notes issued by Osprey Trust and Osprey Trust I alleging violations of California law and fraud, deceit and negligent misrepresentation; (v) an action by AUSA Life Insurance Company, Inc. and eleven other insurance company plaintiffs alleging violations of state securities laws, common law fraud and civil conspiracy in connection with offerings of notes and certificates by certain Enron special purpose entities, including Osprey Trust; (vi) a complaint by purchasers of Enron, Marlin, Osprey and Montclare Trust securities alleging violations of state securities laws, fraud and deceit, and civil conspiracy; (vii) an action by CalPERS, California's state pension fund, alleging violations of federal securities law, California law and fraud and concealment in connection with CalPERS' investment in certain notes issued by Enron; (viii) an action filed by an individual purchaser of various Enron notes, alleging violations of California law, fraud and concealment and breach of fiduciary duty in connection with offerings of those notes; and (ix) four actions against Arthur Andersen, in which Andersen has brought a claim for contribution against CSFB LLC and CSFB affiliates and other parties as third-party defendants.

        In December 2001, Enron filed a petition for Chapter 11 relief in the U.S. Bankruptcy Court for the Southern District of New York. On September 12, 2002, the court entered an order allowing discovery from more than 100 institutions, including CSFB LLC. We have produced documents on a rolling basis, subject to a confidentiality order. The bankruptcy examiner has requested discovery, including depositions, and CSFB LLC is voluntarily cooperating with such requests.

        CSFB LLC and its affiliates have received requests for information from certain U.S. Congressional committees and requests for information and/or subpoenas from certain governmental and regulatory agencies regarding certain transactions and business relationships with Enron and its affiliates, including certain Enron-related special purpose entities. We are cooperating fully with such inquiries and requests.

NASD Anti-Tying Investigation

        In September 2002, the NASD began an inquiry into the services provided by investment banks to customers that maintained a commercial banking relationship with any affiliates of the investment bank at the time such services were provided. It is our understanding that the NASD is investigating the question of whether improper "tying" of these various services took place. The NASD sent requests for information on this topic to CSFB and to a number of other financial institutions. We are cooperating fully with this investigation and have produced and will continue to produce the requested documents and information.

AmeriServe Food Distribution Inc. Litigation

        On or about January 31, 2000, AmeriServe Food Distribution, Inc., or AmeriServe, its parent company, Nebco Evans Holding Company, and related corporations filed Chapter 11 petitions in the U.S. Bankruptcy Court for the District of Delaware. Since then, the Bankruptcy Court has confirmed a liquidation plan, and the plan has been consummated. Pursuant to the plan, substantially all the assets of AmeriServe were sold and a post-confirmation estate has been created. The post-confirmation estate is authorized to assert a wide assortment of claims against various parties for the benefit of various creditors. On or about December 8, 1999, DLJ Bridge Finance, Inc., a wholly owned subsidiary of CSFBI, made a $100 million secured loan to AmeriServe. The loan subsequently was transferred to DLJ Capital Funding, also a wholly owned subsidiary of CSFBI, which has filed a claim with respect to the loan in the bankruptcy proceeding. Pursuant to the plan, funds for payment of this claim have been escrowed pending allowance of the claim by the Bankruptcy Court.

        On or about November 28, 2000, following discovery from DLJ and certain affiliates concerning their relationships with AmeriServe and related companies, holders of certain AmeriServe secured notes issued on or about October 1, 1999 commenced an adversary proceeding in the Bankruptcy Court, seeking under the Bankruptcy Code to subordinate DLJ Capital Funding's claim to the secured noteholders' claims. On April 4, 2001, the court denied a motion to dismiss filed by DLJ Capital Funding and ordered plaintiffs to file an amended complaint setting forth with specificity their claims against DLJ Capital Funding. An amended complaint was filed, and, on May 30, 2001, DLJ Capital Funding moved to dismiss the amended complaint. Resolution of that motion is pending. As a result of settlements in this and related litigations, Oaktree Capital Management is currently the only remaining plaintiff in this action. An application for allowance of the claim and objections by the AmeriServe post-confirmation estate is scheduled to be heard on April 24, 2003.

        On December 27, 2000, GSC Recovery, Inc., or GSC, filed a complaint in the Superior Court of New Jersey, Law Division, Morris County, against certain DLJ entities and certain officers, directors and other individuals and entities. The complaint arose out of alleged misrepresentations and omissions relating to GSC's purchases of certain unsecured AmeriServe notes issued in 1997 and 1998. On March 6, 2001, the DLJ entities named as defendants moved to dismiss the complaint. The court subsequently granted in part, and denied in part, the motion to dismiss. The plaintiff moved the court to reconsider its decision, but the court denied the motion. GSC filed a second amended complaint on August 10, 2001, and the DLJ entities served an answer to the second amended complaint on September 4, 2001. The court has granted the plaintiff permission to move for reconsideration of the court's order dismissing the plaintiff's original complaint in part in 2001.

        On November 8, 2001, Ronald A. Rittenmeyer, in his capacity as plan administrator of the AFD Fund, the post-confirmation estate of the bankruptcy cases of AmeriServe and its affiliates, filed a complaint in the County Court of Dallas, Texas against us, certain of our affiliates and certain officers, directors and other individuals and entities. The plaintiff asserted breach of fiduciary duty claims arising out of the acquisition of ProSource by AmeriServe in 1998. The defendants filed answers generally denying all plaintiff's allegations on January 15, 2002; two individual defendants also filed special appearances denying personal jurisdiction.

        On November 8, 2002, the court granted motions to dismiss the two individual defendants for lack of personal jurisdiction. The plaintiff has appealed that ruling. On January 12, 2003, the defendants filed an amended answer to plaintiff's first amended petition. That same day, the plaintiff filed a second amended petition asserting an additional claim for breach of fiduciary duty against the DLJ entities. The defendants filed their second amended answer to this petition on January 31, 2003.

Independent Energy Holdings PLC Litigation

        Beginning on September 6, 2000, certain DLJ entities and certain other individuals and entities were named as defendants in six putative class actions filed in the U.S. District Court for the Southern District of New York on behalf of a purported class of persons who purchased or acquired American Depository Shares, or ADSs, of Independent Energy Holdings PLC, or Independent Energy, in Independent Energy's secondary offering of $200 million of ADSs in March 2000. The complaints, which were substantially the same, alleged violations of the federal securities laws against the DLJ entities, which acted as underwriter and financial adviser, arising out of alleged misrepresentations and omissions contained in the registration statement and prospectus for the secondary offering of ADSs.

        On December 15, 2000, the complaints pending in the Southern District were consolidated. A consolidated amended complaint was filed on February 16, 2001, and a second amended consolidated complaint was later filed. On April 19, 2001, the DLJ entities moved to dismiss the second amended consolidated complaint. On July 26, 2001, the court rendered a decision granting in part, and denying in part, the DLJ entities' motion. The court held that the plaintiffs' second amended consolidated complaint stated claims under the Securities Act and the Exchange Act. On August 23, 2001, the DLJ entities answered the second amended consolidated complaint. On September 28, 2001, the plaintiffs moved to certify a class, and on May 30, 2002, the court certified a class of plaintiffs in this matter. On January 31, 2003, the DLJ entities moved for summary judgment on all claims against them. We currently anticipate, however, that the DLJ entities and lead plaintiffs will settle all claims as part of a global settlement of the matter.

Item 4: Submission of Matters to a Vote of Security Holders

        Pursuant to General Instruction I of Form 10-K, the information required by Item 4 is omitted.

PART II

Item 5: Markets for Registrant's Common Equity and Related Stockholder Matters

        All of our common equity securities are owned indirectly by CSG.

Item 6: Selected Financial Data

        The Selected Consolidated Financial Data is set forth on page 28 in Part II, Item 7.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

SELECTED CONSOLIDATED FINANCIAL DATA(1)
Credit Suisse First Boston (USA), Inc. and Subsidiaries

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In millions)
Consolidated Statement of Operations Data:
Revenues:
Net revenues	$5,739	$6,531	$4,768	$4,561	$3,273
Expenses:
Employee compensation and benefits	3,045	4,313	3,915	2,733	1,963
Other expenses	2,385	2,573	2,721	1,088	831

Total expenses	5,430	6,886	6,636	3,821	2,794
Income (loss) from continuing operations before provision (benefit) for income taxes, discontinued operations, extraordinary items and cumulative effect of a change in accounting principle(2)	309	(355)	(1,868)	740	479
Provision (benefit) for income taxes	137	(119)	(579)	278	187

Income (loss) from continuing operations before discontinued operations, extraordinary items and cumulative effect of a change in accounting principle(2)	172	(236)	(1,289)	462	292

Net income (loss)	$261	$(144)	$(1,076)	$601	$371

Consolidated Statement of Financial Condition Data:
Total assets	$236,385	$217,386	$212,219	$109,012	$72,226
Long-term borrowings	23,094	15,663	11,258	5,160	3,482
Redeemable trust securities	—	—	200	200	200
Total stockholders' equity	$7,717	$6,888	$6,506	$3,907	$2,928

(1)
On November 3, 2000, CSG acquired DLJ. CSFB LLC, CSG's principal U.S. registered broker-dealer subsidiary, became a subsidiary of DLJ, and DLJ changed its name to Credit Suisse First Boston (USA), Inc. All of our outstanding shares of voting common stock are held by CSFBI, an indirect wholly owned subsidiary of CSG. We are part of CSFB, but our results do not reflect the overall performance of CSFB or CSG.

  The consolidated statement of operations data and consolidated statement of financial condition data as of or for the years ended December 31, 1999 and 1998 represent the data of DLJ. The consolidated statement of operations data for the year ended December 31, 2000 represent the results of operations of only DLJ for the period from January 1, 2000 to November 2, 2000 and both DLJ and CSFB LLC for the period from November 3, 2000 to December 31, 2000. The consolidated statement of operations data for the years ended December 31, 2001 and December 31, 2002 represent the results of operations of both DLJ and CSFB LLC. The consolidated statement of financial condition data as of December 31, 2002, 2001 and 2000 represent the data of both DLJ and CSFB LLC. Due to the inclusion of CSFB LLC data from November 3, 2000 through December 31, 2002, our financial statements may not be fully comparable between periods.

  Prior year numbers have been changed to conform to current year presentation.

(2)
On January 7, 2003, we entered into a definitive agreement to sell Pershing to The Bank of New York Company, Inc. The transaction is expected to close in the first half of 2003, subject to regulatory approvals and other conditions. We have presented the assets and liabilities of Pershing as of December 31, 2002 as "Assets held for sale" and "Liabilities held for sale" in the consolidated statements of financial condition. The operating results of Pershing for all periods presented have been presented as "Discontinued operations" in the consolidated statements of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We are a leading integrated investment bank serving institutional, corporate, government and high-net-worth individual clients. We are part of the CSFB business unit of CSG, and our results do not reflect the overall performance of CSFB or CSG. We were acquired on November 3, 2000 by CSFBI, a subsidiary of CSG. No adjustments of the historical carrying values of our assets and liabilities to reflect the acquisition of DLJ by CSFBI were recorded in our historical financial statements. Similarly, although the acquisition of DLJ gave rise to goodwill, none of this goodwill was "pushed down" to us. The goodwill associated with the DLJ acquisition was recorded in the financial statements of CSG and our parent companies CSFBI and Credit Suisse First Boston and does not affect our results of operations.

        When we use the terms "we," "our" and the "Company," we mean Credit Suisse First Boston (USA), Inc., a Delaware corporation, and its consolidated subsidiaries and, prior to the DLJ acquisition, DLJ, a Delaware corporation, and its consolidated subsidiaries.

BUSINESS ENVIRONMENT

        Our principal business activities, investment banking and private equity, securities underwriting and sales and trading are, by their nature, highly competitive and subject to general market conditions that include volatile trading markets and fluctuations in the volume of market activity. Consequently, our results have been, and are likely to continue to be, subject to wide fluctuations reflecting the impact of many factors beyond our control, including securities market conditions, the level and volatility of interest rates, competitive conditions, the size and timing of transactions and the geopolitical environment.

        Poor global and U.S. economic conditions continued in 2002, creating an adverse operating environment for financial services companies. Terrorism, the threat of further military action, including in Iraq, and global stagnation caused stock markets around the world to drop to their lowest levels in years. The poor market conditions were also adversely affected by investor concerns about accounting irregularities, corporate bankruptcies, weak corporate earnings and a deteriorating credit environment. Although the equity markets staged a mild rally in October and November, the major equity benchmarks finished down for the year. Consumer confidence and consumer spending fell in 2002 as the U.S. and global economies grew at a slower pace than originally expected. Corporate spending was low and rising unemployment contributed to uncertainty about the timing and strength of the recovery of the economy and financial markets.

        Investor confidence was shaken in the wake of seven of the 12 largest U.S. bankruptcies in history, the collapse of one of the world's largest accounting firms and concerns regarding the quality of corporate financial reporting, the effectiveness of corporate governance and illegal corporate practices. To address concerns over corporate financial reporting and corporate governance, the U.S. Congress passed the Sarbanes-Oxley Act, which initiated broad corporate governance reforms, including new disclosure requirements and certification by chief executive officers and chief financial officers as to the accuracy of reports filed with the SEC, the creation of an accounting oversight board and new rules regarding auditor independence. Adding to the uncertain environment, local and state attorneys general, the SEC and various other regulators conducted a number of investigations into securities industry research practices and practices relating to the allocation of shares in IPOs.

        For the first time in 60 years, the U.S. stock market recorded its third consecutive yearly decline. Investors experienced a $2.8 trillion decline in the value of listed stocks in 2002. For the year ended December 31, 2002, the Dow Jones Industrial Average was down 17% and the Standard & Poor's 500 was down 23%, while NASDAQ fell 32%, 74% off its record high in 2000.

        Declining stock market prices and excess capacity discouraged companies from raising money in the equity capital markets. As a result, IPO activity was at its lowest levels in two decades. The dollar value of U.S. equity and equity-related underwriting declined 34% in 2002 compared to 2001, while U.S. debt underwriting declined 2% compared to 2001.

        Despite low interest rates, U.S. investment-grade and global high-yield corporate debt issuances declined compared to 2001, primarily due to the reduction in borrowings by the telecommunications industry. U.S. mortgage-backed and asset-backed securities underwriting increased compared to 2001 as homeowners took advantage of the lowest mortgage interest rates in 40 years by buying homes or refinancing existing mortgages.

        Mergers and acquisitions activity was also down compared to 2001. The dollar value of U.S. mergers was the lowest since 1994, down 41% compared to 2001, while the number of mergers and acquisitions was the lowest since 1993.

        After 11 rate cuts in 2001, the Federal Reserve Board held interest rates steady in 2002 until November, when it lowered its targeted federal funds rate by 50 basis points to 1.25%, its lowest level in 41 years. U.S. Treasury yields on the 10-year note declined from 5.4% to 3.82% in 2002, hitting a 44 year low on October 9 of 3.57%.

        The weak global and U.S. economic conditions that existed in 2002 continued into the first quarter of 2003, as declining consumer confidence and expectations of military action in Iraq dragged the major U.S. stock indices down. The adverse environment continues to have a negative impact on the Company.

CRITICAL ACCOUNTING POLICIES

        In order to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, we must make estimates and assumptions based on judgment and available information. The reported amounts of assets and liabilities and revenues and expenses are affected by these estimates and assumptions.

        Our significant accounting policies are disclosed in Note 1 of the consolidated financial statements in Part II, Item 8. We believe that the critical accounting policies discussed below involve the most complex judgments and assessments. We believe that the estimates and assumptions used in the preparation of the consolidated financial statements are prudent and reasonable.

Fair Value

        As is the normal practice in our industry, the values we report in the consolidated financial statements with respect to "Financial instruments owned" and "Financial instruments sold, not yet purchased" are in most cases based on fair value, with related unrealized and realized gains or losses included in the consolidated statements of operations. Commercial mortgage whole loans and certain residential mortgage whole loans held for sale are carried at the lower of aggregate cost or fair value.

        Fair value may be objective, as is the case for exchange-traded instruments, for which quoted prices in price-efficient and liquid markets generally exist or as is the case where a financial instrument's fair value is derived from actively quoted prices or pricing parameters. Fair value may also be subjective and dependent on varying degrees of judgment depending on liquidity, concentration, uncertainty of market factors and pricing assumptions and other risks affecting the specific instrument. In addition, there are circumstances in which financial instruments that are valued on quoted prices may be distorted in times of market dislocation.

  Controls Over Fair Valuation Process

        Control processes are applied to ensure that the fair values reported in our consolidated financial statements are appropriate and measured on a reliable basis. These control processes include price verification procedures and reviews of models used to price financial instruments by personnel with relevant expertise who are independent of the trading and investment functions. For further discussion of our risk management policies and procedures, see "Quantitative and Qualitative Disclosure about Market Risk" in Part II, Item 7A.

  Valuation

        The fair value of the vast majority of our financial instruments owned and financial instruments sold, not yet purchased is based on quoted market prices or observable market parameters or is derived from such prices or parameters. The fair value of our cash positions in U.S. government and agency securities and corporate debt, equity and commercial paper is based principally on observable market prices (i.e., dealer quotes or exchange-traded prices) or derived from observable market prices. For those cash positions in corporate debt and equity that are thinly traded or not quoted, more judgment is required in the determination of fair value. Examples of cash products with no quoted prices or that are thinly traded are certain high-yield debt, certain collaterized mortgage obligations, distressed debt securities and equity securities that are not publicly traded. Generally, the techniques used to determine fair value for these positions are based on the type of product. For certain debt securities for which market prices are not available, value is based on yields reflecting the perceived risk of the issuer or country rating and the maturity of the security, which may involve some judgment. For other thinly traded securities, including convertible securities and asset-backed securities, internal and external models are used that take into consideration the underlying stock price, dividend rates, credit spreads, foreign exchange rates, prepayment rates and equity market volatility. For certain asset-backed securities, pricing models employing prepayment scenarios and Monte Carlo simulations are used.

        Securities held in the distressed portfolio are typically issued by private companies under significant financial burden and/or near bankruptcy. Due to the less liquid nature of these securities, valuation techniques often include earnings-multiple analyses, similar market transactions and default recovery analyses. In addition, liquidity and credit concerns are also considered in the determination of fair value. All of these factors contribute to significant subjectivity in the valuation of these securities. As of December 31, 2002, the fair value of our distressed securities was $152 million.

        For residential mortgage loans, valuations are based on market information on similar loans trading in the current market. Proprietary models employing prepayment scenarios and Monte Carlo simulations are also used. Commercial real estate loans are valued using origination spreads, loan-to-value ratios, debt service coverage ratios, geographic location, prepayment considerations and current yield curves. In addition, current written offers or contract prices are considered in the valuation process.

        Our derivatives portfolio includes both exchange-traded and OTC derivatives. The fair value of exchange-traded derivatives is typically derived from the observable exchange price and/or observable market parameters. Our primary exchange-traded derivatives include futures and certain option agreements. OTC derivatives include forwards, swaps and options on foreign exchange, interest rates, equities and credit products. Fair values for OTC derivatives are determined on the basis of internally developed proprietary models using various input parameters. The input parameters include those characteristics of the derivative that have a bearing on the economics of the instrument and market parameters. In well-established derivatives markets, the use of a particular model may be widely accepted. For example, the Black-Scholes model is widely used to calculate the fair value of many types of options. These models are used to calculate the fair value of OTC derivatives and to facilitate the effective risk management of the portfolio. The determination of the fair value of many derivatives involves only limited subjectivity because the required input parameters are observable in the marketplace. The pricing of these instruments is referred to as "direct." For other more complex derivatives, subjectivity relating to the determination of input parameters reduces price transparency. The pricing of these instruments is referred to as "indirect." Specific areas of subjectivity include long-dated volatilities on OTC option transactions and recovery rate assumptions for credit derivative transactions. Uncertainty of pricing assumptions and liquidity are also considered as part of the valuation process. As of December 31, 2002, substantially all of the replacement values reported in our consolidated statement of financial condition were derived using direct pricing.

  Private Equity Investments

        Private equity and other long-term investments include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. The Company categorizes its private equity investments and other long-term investments into two categories, public securities and private securities. Private securities are further classified as CSFB-managed funds, direct investments or funds managed by third parties. These investments generally have no readily available market or may be otherwise restricted as to resale; therefore, these investments are carried at estimated fair value. Fair value for private equity and other long-term investments is based upon a number of factors.

  Public Securities

        Publicly traded investments are valued based upon readily available market quotes with the appropriate adjustments for liquidity as a result of holding large blocks and/or having trading restrictions. As of December 31, 2002, the fair value of public securities in our private equity portfolio was $56 million.

  Private Securities

        CSFB-Managed Funds.    CSFB-managed funds are funds for which CSFB acts as fund advisor and makes investment decisions. The investments in the funds are priced taking into account a number of factors, such as the most recent round of financing involving unrelated new investors, earnings multiple analyses using comparable companies or discounted cash flow analysis. The investments in fund of funds partnerships are valued based on periodic statements received from the underlying fund manager. As of December 31, 2002, the fair value of CSFB-managed funds was $480 million.

        Direct Investments.    Direct investments are generally side-by-side investments in portfolio companies of CSFB-managed or third-party-managed funds. The investments are priced in accordance with the procedures for CSFB-managed or third-party-managed funds. As of December 31, 2002, the fair value of direct investments in our private equity portfolio was $287 million.

        Funds Managed by Third Parties.    Funds managed by third parties are limited partnership interests in a fund managed by an external fund manager. These funds are valued based on periodic statements received from the general partner of the fund. As of December 31, 2002, the fair value of funds managed by third parties in our private equity portfolio was $50 million.

Deferred Tax Assets

        Deferred tax assets and liabilities are recognized for the estimated future tax effects of operating loss carry-forwards and temporary differences between the carrying amounts of existing assets and liabilities and their respective tax bases at the balance sheet date.

        The realization of deferred tax assets on temporary differences is dependent upon the generation of taxable income during the periods in which those temporary differences become deductible. The realization of deferred tax assets on net operating losses is dependent upon the generation of taxable income during the periods prior to their expiration, if any. Periodically, management evaluates whether deferred tax assets can be realized. If management considers it more likely than not that all or a portion of a deferred tax asset will not be realized, a corresponding valuation allowance is established. In evaluating whether deferred tax assets can be realized, management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and tax planning strategies.

        This evaluation requires significant management judgment, primarily with respect to projected taxable income. The estimate of future taxable income can never be predicted with certainty. It is derived from budgets and strategic business plans but is dependent on numerous factors, some of which are beyond our control. Substantial variance of actual results from estimated future taxable profits, or changes in our estimate of future taxable profits, could lead to changes in deferred tax assets being realizable or considered realizable, and would require a corresponding adjustment to the valuation allowance.

        As of December 31, 2002, we had deferred tax assets resulting from temporary differences that could reduce taxable income in future periods. The consolidated balance sheet as of December 31, 2002 includes a deferred tax asset of $1.9 billion and a deferred tax liability of $244 million. Due to uncertainty concerning our ability to generate the necessary amount and mix of state and local taxable income in future periods, we maintain a valuation allowance against our state and local asset in the amount of $44 million. See Note 6 of the consolidated financial statements in Part II, Item 8.

Litigation Contingencies

        From time to time, we are involved in a variety of legal, regulatory and arbitration matters in connection with the conduct of our business. It is inherently difficult to predict the outcome of many of these matters, particularly those cases in which the matters are brought on behalf of various classes of claimants, seek damages of unspecified or indeterminate amounts or involve novel legal claims. In presenting the consolidated financial statements, management makes estimates regarding the outcome of legal, regulatory and arbitration matters and takes a charge to income when losses with respect to such matters are probable and can be reasonably estimated. Charges, other than those taken periodically for cost of defense, are not established for matters when losses cannot be reasonably estimated. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel and other advisers, our defenses and our experience in similar cases or proceedings. See Note 23 of the consolidated financial statements in Part II, Item 8.

        For a discussion of new accounting pronouncements, see Note 1 of the consolidated financial statements in Part II, Item 8.

RECENT DEVELOPMENTS

        On December 20, 2002, we reached an agreement in principle with the SEC, the NASDR, the NYAG, the MSD and the North American Securities Administrators Association to resolve their investigations relating to research analyst independence and the allocation of shares in IPOs to corporate executives and directors. Pursuant to the agreement in principle, we agreed, without admitting or denying the allegations, among other things, (i) to pay $150 million, of which $75 million is a civil penalty and $75 million is for restitution for investors, (ii) to adopt internal structural and operational reforms that will further augment the steps it has already taken to ensure research analyst independence and promote investor confidence, (iii) to contribute $50 million over five years to provide third-party research to clients and (iv) to adopt restrictions on the allocation of shares in IPOs to corporate executives and directors.

        On January 7, 2003, we entered into a definitive agreement to sell Pershing to The Bank of New York Company, Inc. for $2 billion in cash, together with the repayment of a $480 million subordinated loan, and an additional contingent payment of up to $50 million based on future performance. The transaction is expected to close in the first half of 2003, subject to regulatory approvals and other conditions. The transaction is expected to generate a gain of approximately $1.4 billion pre-tax and $857 million after tax. This is a result of the fact that approximately $500 million of goodwill and approximately $900 million of acquired intangibles related to Pershing that resulted from our acquisition by CSG were not recorded in our financial statements at the time of the acquisition but were recorded in the financial statements of CSG, Credit Suisse First Boston and CSFBI.

        The sale of Pershing will be structured as a sale of the equity interests in our U.S. broker-dealer, Donaldson, Lufkin & Jenrette Securities Corporation (which was converted to the Delaware limited liability company Pershing LLC on January 17, 2003), and certain other subsidiaries through which the Pershing business is conducted.

        On January 17, 2003, the Company's principal U.S. broker-dealer, Credit Suisse First Boston Corporation, was converted to the Delaware limited liability company Credit Suisse First Boston LLC, or CSFB LLC. The businesses of Pershing LLC that are not part of the Pershing business, principally the Private Client Services business, were transferred to other subsidiaries in the first quarter of 2003.

        On March 20, 2003, our immediate parent company, CSFBI, transferred Credit Suisse First Boston Management Corporation to us as a capital contribution of $60 million, and the company was converted to the Delaware limited liability company Credit Suisse First Boston Management LLC, or Management LLC. Management LLC engages in derivatives transactions and holds a portfolio of private equity, distressed assets and real estate investments. The derivatives transactions entered into by Management LLC have historically been designed to hedge certain trading and other positions held by CSFB LLC, our primary broker-dealer. Prior to the transfer of Management LLC to us, our results of operations reflected only these trading and other positions held by CSFB LLC without the offsetting effect of the related hedges maintained by Management LLC. During 2002, these unhedged positions at CSFB LLC produced significant gains, and the hedges maintained by Management LLC produced significant losses, primarily due to the declining interest rate environment. We believe the transfer of Management LLC to us should reduce our earnings volatility because our ongoing results of operations will reflect both the gains or losses from the trading and other positions and the offsetting effect of the related hedges. The transfer also represents a further integration of CSFB's U.S. operations into our consolidated group.

        The transfer of Management LLC will be accounted for at historical cost in a manner similar to a pooling-of-interest accounting because Management LLC and we were under the common control of CSFBI at the time of the transfer. Beginning with our financial statements for the first quarter of 2003, we will present restated financial information for the relevant period to reflect the results of operations and financial position of Management LLC as if we had acquired it on November 3, 2000, the date that we were acquired by CSFBI. This restated presentation is expected to have a significant adverse effect on our results of operations for prior periods, particularly for 2002. We expect to show a restated net loss of approximately $255 million for 2002 reflecting significant losses from Management LLC. In 2002, Management LLC had a net loss of $514 million and a pre-tax loss of $786 million, consisting of approximately $550 million in pre-tax losses from the derivatives that were designed to hedge trading and other positions held by CSFB LLC and approximately $330 million in pre-tax losses from certain private equity and distressed asset investments. Because Management LLC is a part of the Credit Suisse First Boston business unit, these losses were reflected in the 2002 reported results of operations for Credit Suisse First Boston and CSG. As of December 31, 2002, Management LLC had total assets of approximately $2.5 billion, including approximately $170 million of private equity, real estate and distressed asset investments.

RESULTS OF OPERATIONS

        The transfer of CSFB LLC to us in November 2000 had a significant effect on our results of operations. Our results of operations for the year ended December 31, 2000 included the results of CSFB LLC for the period from November 3, 2000 to December 31, 2000. The results of CSFB LLC are included for the full years ended December 31, 2002 and 2001. This had a significant effect on our consolidated financial statements, increasing almost every revenue, expense and statement of financial condition line item when compared to prior years.

        The assets and liabilities of Pershing as of December 31, 2002 have been presented as "Assets held for sale" and "Liabilities held for sale," respectively, in the consolidated statement of financial condition. The results of operations for Pershing for all periods presented have been presented as "Discontinued operations" in the consolidated statements of operations. The presentation of the Pershing results as "Discontinued operations" for the periods presented results in a decrease in commission revenues and net interest and a material decrease in the Financial Services segment revenues as the Pershing business contributed materially to the net revenues of that segment. As permitted by generally accepted accounting principles, we present the consolidated statements of cash flows as if the assets and liabilities of Pershing as of December 31, 2002 were not presented as "Assets held for sale" and "Liabilities held for sale" in the consolidated statement of financial condition and the results of operations of Pershing were not presented as "Discontinued operations" in the consolidated statements of operations.

        The following table sets forth the Company's net revenues, total expenses, provision (benefit) for income taxes, income (loss) from continuing operations before discontinued operations, extraordinary items and cumulative effect of a change in accounting principle, and net income (loss):

	Year Ended December 31,
	2002	2001	2000
	(In millions)
Net revenues	$5,739	$6,531	$4,768
Total expenses	5,430	6,886	6,636

Income (loss) from continuing operations, before provisions (benefit) for income taxes, discontinued operations, extraordinary items and cumulative effect of a change in accounting principle	309	(355)	(1,868)
Provision (benefit) for income taxes	137	(119)	(579)

Income (loss) from continuing operations before discontinued operations, extraordinary items and cumulative effect of a change in accounting principle	172	(236)	(1,289)
Income from discontinued operations, net of income taxes	89	91	225
Loss on early extinguishment of debt, net of tax benefit of ($5)	—	—	(12)
Cumulative effect of a change in accounting principle, net of tax provision of $0.3	—	1	—

Net income (loss)	$261	$(144)	$(1,076)

        The Company's businesses are materially affected by conditions in the financial markets and economic conditions generally, including geopolitical events. Unpredictable or adverse market and economic conditions have adversely affected and may in the future adversely affect our results of operations. See "Business—Certain Factors That May Affect Our Results of Operations" in Part I, Item 1.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        The Company recorded net income of $261 million for the year ended December 31, 2002 compared to a net loss of $144 million in 2001, with both revenues and expenses declining. The improved results in net income for the year ended December 31, 2002 included a pre-tax gain of $528 million from the sale of three of the Company's broker-dealers, CSFBdirect LLC, DLJdirect Ltd. and Autranet, LLC, in the first quarter of 2002. Net income for the year ended December 31, 2001 included a pre-tax gain of approximately $179 million from the assignment of the lease and the sale of leasehold improvements of our former headquarters at 277 Park Avenue in the first quarter of 2001.

        Net revenues decreased $792 million, or 12%, to $5.7 billion for the year ended December 31, 2002, primarily from principal transactions and investment banking revenues, reflecting declines in equity and investment banking net revenues as a result of depressed market conditions and reduced mergers and acquisitions and equity issuance activity. Declines in principal transactions, an element of revenues, resulted primarily from lower revenues from equity derivatives, NASDAQ equities and mortgages. The decrease in market volatility and the weak equity markets created difficult conditions and contributed to decreased revenues on derivatives trades. The decreased revenues in NASDAQ equities were partially offset by increased commission revenue due to a change in the pricing structure from one based on trading, in which revenues were generally derived from the difference between the bid and ask prices, to one based on commissions. The losses in mortgages were partially offset by increased net interest income as a result of lower interest expense due to lower interest rates and a shift from hedging with interest-bearing securities to hedging with forward transactions. Declines were also partially offset by gains in fixed income products, which benefited from the low interest rate environment, despite a loss of $106 million due to the writedown of asset-backed notes issued by affiliates of National Century Financial Enterprises, Inc. Net revenues, excluding the gains from the sale of the CSFBdirect LLC, DLJdirect Ltd. and Autranet, LLC businesses and the assignment of the lease and sale of leasehold improvements at 277 Park Avenue, declined 18% for the year ended December 31, 2002 compared to the year ended December 31, 2001.

        The Company's net revenues and net income for the year ended December 31, 2002 benefited from decreased financing costs, reflecting the low interest rates in the period. The Company's results and those of the fixed income business of the Institutional Securities segment reflect certain unhedged positions for which the related risk is hedged in Management LLC. These unhedged positions produced significant gains in the year ended December 31, 2002. Management LLC was transferred to us as a capital contribution on March 20, 2003, and the effect of these hedges will be reflected in our consolidated results for subsequent periods. See "—Recent Developments."

        Expenses decreased for the year ended December 31, 2002 from 2001, primarily as a result of reduced headcount, continuing cost-reduction efforts and the impact from the sale of CSFBdirect LLC, DLJdirect Ltd. and Autranet, LLC. Expenses include charges in the fourth quarter of 2002 of approximately $150 million in severance, including bonus and retention awards, related to CSFB's previously announced initiative to reduce operating expenses by $500 million, $150 million for the agreement in principle with various regulators involving research analyst independence and the allocation of IPO shares to corporate executive officers and $450 million for private litigation involving research analyst independence, certain IPO allocation practices, Enron and other related litigation. Expenses for the year ended December 31, 2001 included a charge of $492 million, primarily related to bonus and severance payments, guaranteed compensation and retention awards, and a $100 million charge related to the settlement with the SEC and the NASDR of their investigations into the allocation of shares in IPOs and subsequent securities transactions and commissions. See "—Expenses."

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        The results of operations for 2001 include the results of operations of CSFB LLC for the full year ended December 31, 2001. The results of operations for 2000 include the results of operations of CSFB LLC from November 3, 2000 through December 31, 2000. Therefore, our results may not be fully comparable between periods.

        The Company recorded a net loss of $144 million for the year ended December 31, 2001 compared to a net loss of $1.1 billion in 2000, primarily reflecting a decrease of $628 million in merger-related and restructuring costs. The results reflected the challenging market conditions and weakness in the global economy, which led to dramatically lower levels of equity issuance and merger and acquisition activity, partially offset by increased fixed income revenues and decreased financing costs due to numerous interest rate cuts and the lowest interest rates in decades. Net income for the year ended December 31, 2001 included a pre-tax gain of approximately $179 million from the assignment of the lease and the sale of leasehold improvements of our former headquarters at 277 Park Avenue in the first quarter of 2001.

        For 2001, net revenues increased $1.8 billion, or 37%, to $6.5 billion. During 2001, net revenues increased primarily due to the inclusion of CSFB LLC for the full year of 2001, increases in trading volume, securitization of mortgages and asset-backed products and new issuances of investment-grade debt, which benefited from the interest rate environment.

        Expenses increased for the year ended December 31, 2001 from 2000 as a result of the inclusion of CSFB LLC for the full year of 2001 and a charge of $492 million primarily related to bonus and severance payments, guaranteed compensation and retention awards in connection with CSFB's $1 billion cost-cutting initiative to bring its cost structure in line with its major competitors. See "—Expenses."

Results by Segment

        The discussion of net revenues is presented by segment. We combined the operations and management of our Securities and Investment Banking segments into the Institutional Securities segment. We now operate and manage our business through two principal operating segments: the Institutional Securities segment and the Financial Services segment. The Institutional Securities segment consists of the Investment Banking, Equity and Fixed Income divisions. Our segments are managed based on types of products and services offered and their related client bases. We evaluate the performance of our segments based primarily on income (loss) before income taxes, discontinued operations, extraordinary items and cumulative effect of a change in accounting principle.

        For divisional reporting of net revenues and expenses, equity capital market underwriting fees are shared between the Investment Banking division and the Equity division and debt capital market underwriting fees are shared between the Investment Banking division and the Fixed Income division.

        The cost structure of each of our segments is broadly similar to that of the Company as a whole, and, consequently, the discussion of expenses is presented on a company-wide basis. The Company allocates to its segments a pro rata share of certain centrally managed costs, such as leased facilities and equipment costs, employee benefits and certain general overhead expenses based upon specified amounts, usage criteria or agreed rates, and allocates interest expense based upon the type of asset. The allocation of some costs, such as incentive bonuses, has been estimated.

        The Company has not allocated merger-related, restructuring and certain other costs and charges, which can be significant, to its segments because none of these costs represents normal operating costs. See Note 21 of the consolidated financial statements in Part II, Item 8.

        The following table sets forth the net revenues, total expenses and income (loss) from continuing operations of the Company's segments:

	Institutional Securities
	Investment Banking	Equity	Fixed Income	Institutional Securities	Financial Services
	(in millions)
December 31, 2002:
Net revenues	$1,638	$1,336	$2,171	$5,145	$277
Total expenses	1,471	960	1,469	3,900	324

Income (loss)(1)	$167	$376	$702	$1,245	$(47)

December 31, 2001:
Net revenues	$1,815	$1,973	$2,028	$5,816	$404
Total expenses	1,884	1,462	1,746	5,092	439

Income (loss)(1)	$(69)	$511	$282	$724	$(35)

December 31, 2000:
Net revenues	$1,918	$1,382	$415	$3,715	$512
Total expenses	1,902	1,398	741	4,041	465

Income (loss)(1)	$16	$(16)	$(326)	$(326)	$47

(1)
Before taxes, discontinued operations, extraordinary items and cumulative effect of a change in accounting principle.

  Institutional Securities

        The Institutional Securities segment includes the Investment Banking, Equity and Fixed Income divisions. The Investment Banking division raises and invests capital and provides financial advice to companies throughout the United States and abroad. Through the Investment Banking division, we manage and underwrite offerings of securities, arrange private placements, provide financial advisory and other services, pursue private equity investments in a variety of areas and provide venture capital to companies. The Equity division trades, originates and distributes equity securities and equity-related derivatives. The Fixed Income division trades, originates and distributes fixed income securities and fixed income-related derivatives, and places private debt instruments.

  Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Net revenues for the Institutional Securities segment were $5.1 billion and $5.8 billion for the years ended December 31, 2002 and 2001, respectively, a decrease of 12%, reflecting declines in Investment Banking and Equity net revenues, offset by an increase in Fixed Income net revenues.

        Investment Banking net revenues decreased 10% to $1.6 billion, primarily due to the slowdown in mergers and acquisitions and equity underwriting activities industry-wide and slight decreases in underwriting of high-yield, investment-grade and other fixed income securities, partially offset by improved private equity net revenues. Private Equity net revenues in 2001 reflected significant writedowns due to unfavorable market conditions.

        Equity net revenues declined 32% to $1.3 billion, primarily due to lower revenues from trading cash and equity derivative products. The decreases in equity net revenues reflected the overall decline in the U.S. equity markets that discouraged new issuances, reduced transaction flows and lowered demand for derivatives products. Convertible bonds were negatively impacted by corporate defaults, primarily in the telecommunications and energy sectors.

        Fixed Income net revenues increased 7% to $2.2 billion, primarily due to improved results from mortgages and asset-backed products, investment-grade debt and certain proprietary trading. Net revenues from mortgages and asset-backed products increased as lower interest rates led to higher levels of refinancing, increased trading volume and increased asset-backed volume. Mortgages and other asset-backed products also benefited from the weakness in the stock market, which increased demand for higher-quality fixed income securities. A weakened broader corporate bond market led to increased volatility, higher transaction volumes and wider credit spreads, which created market-making opportunities in investment-grade products and generated higher net revenues. Partially offsetting the increase in Fixed Income net revenues was a loss of $106 million due to the writedown of asset-backed notes issued by affiliates of National Century Financial Enterprises, Inc.

  Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        The results of operations for 2001 included the results of operations of CSFB LLC for the full year ended December 31, 2001. The results of operations for 2000 included the results of operations of CSFB LLC from November 3, 2000 through December 31, 2000. Therefore, our results may not be fully comparable between periods.

        Net revenues for the Institutional Securities segment were $5.8 billion and $3.7 billion for the years ended December 31, 2001 and 2000, respectively, an increase of 57%. The Institutional Securities segment net revenues benefited from the inclusion of CSFB LLC for the full year of 2001 and decreased financing costs, reflecting the low interest rates in the period. Net revenues from Investment Banking decreased 5% to $1.8 billion, reflecting the reduced industry-wide equity underwriting and mergers and acquisitions activity, as well as writedowns on our private equity investments as a result of unfavorable market conditions. The decrease in underwriting and mergers and acquisitions revenues occurred despite the inclusion of CSFB LLC for the full year of 2001. This was offset by an increase in underwriting revenue from fixed income products.

        Equity net revenues increased 43% to $2.0 billion, primarily due to higher trading revenues from both cash and derivative equity products from the inclusion of CSFB LLC for all of 2001. Fixed Income net revenues increased 389% to $2.0 billion, primarily due to increased trading volumes, higher securitization of mortgages and asset-backed products, new issuances of investment-grade debt, gains in proprietary trading and the inclusion of CSFB LLC for the full year of 2001.

  Financial Services

        The Financial Services segment provides investment advisory services to high-net-worth individual investors and the financial intermediaries that represent them. The range of services includes single-stock brokerage, hedging and sales of restricted securities and investment management products such as third-party managed accounts and alternative investments. The presentation of the Pershing results as "Discontinued operations" in the consolidated statements of operations for the periods presented results in a material decrease in the Financial Services segment revenues as the Pershing business contributed materially to the net revenues of that segment.

  Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Net revenues for the Financial Services segment were $277 million and $404 million for the years ended December 31, 2002 and 2001, respectively, a decrease of 31%. The decrease reflects a weak equity market environment, with customer trading, customer margin debit balances and assets under management all declining.

  Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Net revenues for the Financial Services segment were $404 million and $512 million for the years ended December 31, 2001 and 2000, respectively, a decrease of 21%, primarily due to decreased brokerage commission revenues and a significant decrease in revenues from equity new issuances.

Expenses

        The normal operating cost structure of each of our segments is broadly similar to that of the Company as a whole. Merger-related, restructuring and certain other costs and charges, which can be significant, do not represent normal operating costs and are not allocated to the segments. For these reasons, the discussion of expenses is presented on a company-wide basis.

        The following table sets forth employee compensation and benefits expenses, other expenses and total expenses of the Company:

	Year Ended December 31,
	2002	2001	2000
Employee compensation and benefits	$3,045	$4,313	$3,915
Other expenses	2,385	2,573	2,721

Total expenses	$5,430	$6,886	$6,636

  Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Total expenses declined $1.5 billion, or 21%, to $5.4 billion for the year ended December 31, 2002 compared to the year ended December 31, 2001. The decrease was principally due to CSFB's continuing cost-reduction efforts and the impact of the sale of the CSFBdirect LLC, DLJdirect Ltd. and Autranet, LLC businesses in the first quarter of 2002. Total expenses declined significantly, offset in part by litigation charges and other charges taken in 2002.

        Employee compensation and benefits declined 29% in 2002 due to significant headcount reductions during 2002 and significantly lower bonus payments compared to 2001. Employee compensation and benefits expenses for 2002 included a charge in the fourth quarter of approximately $150 million for severance in connection with a further cost reduction initiative aimed at reducing CSFB's operating expenses by an additional $500 million. Expenses for the year ended December 31, 2001 included a charge of $492 million primarily related to bonus and severance payments, guaranteed compensation and retention awards in connection with CSFB's initial $1 billion cost-cutting initiative in 2001 to bring its cost structure in line with its major competitors.

        As is normal in the financial services industry, a significant portion of compensation expense is a bonus amount rewarded shortly after year end. Our bonuses are based upon a number of factors, including the profitability of each business segment and market conditions. From time to time, we guarantee certain minimum compensation levels to attract new employees or to retain existing employees, and certain of the guarantees provided in the past were multiyear. As a result of changes in senior management, weak market conditions and efforts to promote greater teamwork across segments and product areas, certain of these guarantees were renegotiated in 2001.

        A portion of our non-cash incentive compensation consists of awards of CSG shares under a CSG stock plan, options to acquire shares and units (the value of which units, which we refer to as ROE units, is tied to the return on equity of CSFB over a three-year period). We recognize compensation expense for incentive compensation in the form of CSG shares and ROE units. No liability was accrued for ROE units for the year ended December 31, 2002. We do not recognize compensation expense for stock options that have no intrinsic value on the date of the grant. These options are purchased from

CSG by CSFBI. CSFBI does not require reimbursement for the purchase of options. See Notes 1, 5 and 17 of the consolidated financial statements in Part II, Item 8.

        Other expenses principally consist of occupancy and equipment rental; brokerage, clearing and exchange fees; communications; professional fees and merger-related costs. Other expenses declined 7% in 2002 from 2001, primarily as a result of reduced headcount, lower levels of business, decreased discretionary spending, including advertising, communications, travel and entertainment, and continuing cost-reduction efforts, offset in part by increased litigation charges. In the fourth quarter of 2002, the Company took a charge of $150 million for the agreement in principle with various U.S. regulators relating to research analyst independence and the allocation of IPO shares to corporate executives and directors and an additional charge of $450 million for private litigation involving research analyst independence, certain IPO allocation practices, Enron and other related litigation. In 2001, the Company took a $100 million charge relating to the settlement with the SEC and the NASDR of their investigations into the allocation of shares in IPOs and subsequent securities transactions and commissions. Merger-related and restructuring costs declined from $476 million to $338 million, or 29%, in 2002, primarily as a result of lower retention award costs, reflecting terminations and forfeitures.

  Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Total expenses for 2001 increased approximately $250 million, or 4%, to $6.9 billion primarily due to the inclusion of CSFB LLC for the full year and charges of $492 million recorded in the fourth quarter of 2001 in connection with CSFB's initial $1 billion cost-cutting initiative to bring its cost structure in line with its competitors.

        Employee compensation and benefits increased 10% for the year ended December 31, 2001 compared to 2000, primarily as a result of $405 million of the cost-cutting charges related to bonus and severance payments, guaranteed compensation and retention awards in connection with staff reductions.

        Other expenses in 2001 decreased 5% from 2000. The decrease reflected lower merger-related costs in connection with the DLJ acquisition of $476 million in 2001 compared to restructuring and merger-related costs of $842 million and $262 million, respectively, in 2000. The 2001 results also included a charge of $100 million related to the settlement with the SEC and NASDR of their investigation into allocation of shares in IPO and subsequent securities transactions and commissions and non-employee compensation cost-cutting charges, which primarily related to exiting certain facilities and non-core businesses.

Provision for Taxes

  Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2002 and 2001 was $137 million and $(119) million, respectively. Excluded from the provision (benefit) for income taxes for the years ended December 31, 2002 and 2001 was a provision of $47 million and $49 million, respectively, from discontinued operations.

        The effective tax rate changed from a (benefit) of 33.5% in 2001 to an expense of 44.3% in 2002. The change in the effective tax rate was due primarily to tax benefits received in the prior year from state and local taxes.

  Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        The (benefit) for income taxes from continuing operations for the years ended December 31, 2001 and 2000 was ($119) million and ($579) million, respectively. Excluded from the benefit for income taxes for the years ended December 31, 2001 and 2000 was a provision of $49 million and $121 million, respectively, from discontinued operations and a (benefit) of ($5) million from the early extinguishment of debt for the year ended December 31, 2000.

        The effective tax rate changed from a (benefit) of 31.0% in 2000 to a (benefit) of 33.5% in 2001. The change in the effective tax rate was due primarily to an increase in the tax benefits received from dividend exclusions offset by an increase in the provision related to non-deductible expenses. See Note 6 of the consolidated financial statements in Part II, Item 8.

Employee Benefit Plans

        During 2002, declining market conditions and falling interest rates combined to produce a shortfall in the value of the Company's defined benefit plan as of the plan's valuation date, September 30, 2002. This decline and the decrease in the discount rate used to calculate the pension liability resulted in an unfunded accumulated benefit obligation as of the valuation date. The Company recorded an after-tax charge of $90 million for the year ended December 31, 2002, in accumulated other comprehensive loss in the consolidated statements of financial condition. See Note 17 of the consolidated financial statements in Part II, Item 8 for more information.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Management Oversight

        We believe that maintaining access to liquidity is fundamental for firms operating in the financial services industry. We have therefore established a comprehensive process for the management and oversight of our liquidity, funding and capital strategies. The Capital Allocation and Risk Management Committee, or CARMC, of CSFB has primary oversight responsibility for these functional disciplines. CARMC periodically reviews and approves our liquidity management policies and targets and reviews our liquidity position and other key risk indicators. The corporate treasury department is responsible for the management of liquidity, long-term funding and capital, as well as relationships with creditor banks and investors. It also maintains regular contact with rating agencies and regulators on liquidity and capital issues.

        See "Liquidity Risk" in "Business—Certain Factors That May Affect Our Results of Operations" in Part I, Item I.

Balance Sheet

        Significant portions of our assets are highly liquid, with the majority consisting of securities inventories and collateralized receivables, which fluctuate depending on the levels of proprietary trading and customer business. Collateralized receivables consist primarily of securities purchased under agreements to resell and securities borrowed, both of which are primarily secured by U.S. government and agency securities and marketable corporate debt and equity securities. In addition, we have significant receivables from customers, brokers, dealers and others, which receivables turn over frequently. To meet client needs as a securities dealer, we carry significant levels of trading inventories.

        In addition to these liquid assets, as part of our investment banking and fixed income markets activities we also maintain positions in less liquid assets, such as certain mortgage whole loans, distressed securities, high-yield debt securities, asset-backed securities and private equity investments. These assets may be relatively illiquid at times, especially during periods of market stress. We typically fund a significant portion of less liquid assets, such as private equity investments, with long-term borrowings and stockholders' equity. Mortgage whole loans, distressed securities, high-yield debt and asset-backed securities are generally financed with short-term unsecured financing or reverse repurchase agreements, as well as long-term borrowings and stockholders' equity.

        Because of changes relating to customer needs, economic and market conditions and proprietary trading and other strategies, our total assets or the individual components of total assets may vary significantly from period to period. As of December 31, 2002 and 2001, our total assets were $236.4 billion and $217.4 billion, respectively.

        Included below is a discussion of our long-term contractual obligations, off-balance sheet arrangements and less liquid assets.

Funding Sources and Strategy

        The majority of our assets are funded by collateralized short-term borrowings, which include securities sold under agreements to repurchase and securities loaned. Other significant funding sources include commercial paper, short-term borrowings from affiliates, payables to customers, brokers, dealers and others, long-term borrowings and stockholders' equity. Short-term funding is generally obtained at rates related to the federal funds rate, LIBOR or other money market indices, while long-term funding is generally obtained at fixed and floating rates related to U.S. Treasury securities or LIBOR, depending upon prevailing market conditions. We continually aim to broaden our funding base by geography, investor and funding instrument.

        The majority of our unsecured funding originates largely from two sources: we borrow from affiliates (principally Credit Suisse First Boston, our indirect parent) and we issue debt securities directly to the market. We lend funds as needed to our operating subsidiaries and affiliates on both a senior and subordinated basis, the latter typically to meet capital requirements of regulated subsidiaries. We generally try to ensure that loans to our operating subsidiaries and affiliates have maturities equal to or shorter than the maturities of our market borrowings.

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

        The principal measure we use to monitor our liquidity position is the "liquidity barometer," which estimates the time period over which the adjusted market value of unencumbered assets plus committed revolving credit facilities exceeds the aggregate value of our maturing unsecured liabilities plus anticipated contingent commitments. The adjusted market value of unencumbered assets includes a reduction from market value, or "haircut," reflecting the amount that could be realized by pledging an asset as collateral to a third-party lender in a secured funding transaction. Contingent commitments include such things as letters of credit, guarantees and collateralization requirements related to credit ratings. Our objective, as mandated by CARMC, is to ensure that the liquidity barometer equals or exceeds one year. We believe this will enable us to carry out our business plans during extended periods of market stress, while minimizing, to the extent possible, disruptions to our business.

Contractual Obligations

        We have contractual obligations to make future payments under long-term debt, long-term non-cancelable lease agreements and other long-term obligations. The following table sets forth future cash payments on our contractual obligations pursuant to long-term debt and operating leases as of December 31, 2002:

	Less than 1 year	1-2 years	3-4 years	Over 4 years	Total
	(In millions)
Long-term debt	$3,589	$4,861	$4,726	$9,918	$23,094
Operating leases	200	351	333	1,607	2,491

Total contractual obligations	$3,789	$5,212	$5,059	$11,525	$25,585

        Our long-term borrowings are unsecured. As of December 31, 2002, the weighted average maturity of our long-term borrowings was approximately 5.6 years. Our lease obligations are primarily for our principal offices in New York City and other locations. Excluded from the table above are $157 million in operating lease obligations associated with Pershing that will be transferred to The Bank of New York Company, Inc.

        The Company has contractual obligations related to certain information technology, equipment leases and software licenses. As of December 31, 2002, these obligations were not significant. The Company had no capital lease obligations as of December 31, 2002.

        For information on these and other material commitments, see Notes 8 and 18 of the consolidated financial statements in Part II, Item 8.

        The following table sets forth our short-term unsecured borrowings:

	December 31, 2002	December 31, 2001
	(In millions)
Bank loans	$76	$951
Commercial paper(1)	2,082	1,200
Loans from affiliates(2)	9,775	7,136

Total	$11,933	$9,287

(1)
Reflects amounts outstanding as of year end under our $7.0 billion commercial paper programs.

(2)
We have significant financing transactions with Credit Suisse First Boston and certain of its subsidiaries and affiliates. See "Related Party Transactions."

Revolving Credit Facility

        We maintain a committed revolving credit facility with various banks that, if drawn upon, would bear interest at short-term rates, such as the federal funds rate or LIBOR. In May 2002, we replaced our $3.5 billion revolving credit facility with a 364-day $3.0 billion revolving facility available to the Company as borrower. Proceeds from borrowings under this facility can be used for general corporate purposes, and this facility is guaranteed by CSG. The facility contains customary covenants that we believe will not impair our ability to obtain funding. As of December 31, 2002, no borrowings were outstanding under this facility.

Long-term Funding

        We issue long-term debt through U.S. and Euromarket medium-term note programs, as well as syndicated and privately placed offerings around the world.

        Under the Company's currently effective $10 billion shelf registration statement on file with the SEC, which allows the Company to issue from time to time senior and subordinated debt securities and warrants to purchase such securities, the Company had at March 26, 2003 approximately $6.5 billion available for issuance.

        For the year ended December 31, 2002, under this and predecessor shelf registration statements, the Company issued both medium-term notes and longer-dated fixed income securities to extend the maturity profile of the Company's debt. For the year ended December 31, 2002, the Company issued $2.75 billion of 6 1/2% notes due 2012, $1.75 billion of 5 3/4% notes due 2007, $1.0 billion of 7 1/8% notes due 2032, $1.4 billion of 4 5/8% notes due 2008 and $2.7 billion in medium-term notes. Additionally, for the year ended December 31, 2002, the Company issued $822 million in medium-term notes under a $5 billion Euromarket program established in July 2001. In the first quarter of 2003, through March 26, 2003, the Company issued $1.8 billion under its U.S. and Euromarket medium-term note programs.

        During the year ended December 31, 2002, approximately $3.2 billion of medium-term notes, $650 million of senior notes, $10 million of structured notes and $5 million of other long-term borrowings were repaid.

Credit Ratings

        Our access to the debt capital markets and our borrowing costs depend significantly on our credit ratings. These ratings are assigned by agencies, which may raise, lower or withdraw their ratings or place us on "creditwatch" with positive or negative implications at any time. Credit ratings are important to us when competing in certain markets and when seeking to engage in longer-term transactions, including OTC derivatives. We believe agencies consider several factors in determining our credit ratings, including such things as earnings performance, business mix, market position, financial strategy, level of capital, risk management policies and practices and management team, in addition to the broader outlook for the financial services industry.

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

        At March 26, 2003, our ratings and ratings outlooks were as follows:

	Long-Term Debt	Commercial Paper	Outlook
Fitch(1)	AA-	F-1+	Negative outlook
Moody's(2)	Aa3	P-1	Negative outlook
Standard & Poor's(3)	A+	A-1	Stable

(1)
On October 2, 2002, Fitch Ratings changed our ratings outlook to negative from stable.

(2)
On July 5, 2002, Moody's Investors Service changed our ratings outlook to negative from stable.

(3)
On November 26, 2002, Standard & Poor's Ratings Services lowered our long-term debt rating from AA- to A+ and our short-term debt rating from A-1+ to A-1.

Capital Resources

        Certain of our businesses are capital intensive. In addition to normal operating requirements, capital is required to cover financing and regulatory capital charges on securities inventories, private equity investments and investments in fixed assets. Our overall capital needs are regularly reviewed to ensure that our capital base can appropriately support the anticipated needs of our business and the capital requirements (regulatory and other) of our subsidiaries. Based upon these analyses, we believe that our capitalization is adequate for current operating levels.

  Regulated Subsidiaries

        Our principal wholly owned subsidiaries, CSFB LLC and Pershing LLC, are registered broker-dealers, registered futures commission merchants and member firms of the NYSE. As such, they are subject to the NYSE's net capital rule, which conforms to the uniform net capital rule pursuant to Rule 15c3-1 of the Exchange Act. Under the alternative method permitted by this rule, the required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds, whichever is greater. If a member firm's capital is less than four percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm's net capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. As of December 31, 2002, CSFB LLC's and Pershing LLC's net capital of approximately $3.0 billion and $1.2 billion, respectively, was 156.5% and 25.9%, respectively, of aggregate debit balances and in excess of the minimum requirement by approximately $2.9 billion and $1.1 billion, respectively. Our broker-dealer lite entity, Credit Suisse First Boston Capital LLC, is also subject to the uniform net capital rule, but calculates its net capital requirements under Appendix F to Rule 15c3-1.

        Certain other of our subsidiaries are subject to capital adequacy requirements. As of December 31, 2002, our subsidiaries complied with all applicable regulatory capital adequacy requirements.

        Pershing LLC will be sold to The Bank of New York Company, Inc. in connection with the sale of Pershing, which is expected to close in the first half of 2003, subject to regulatory approvals and other conditions.

Cash Flows

        Our consolidated statements of cash flows classify cash flow into three broad categories: cash flows from operating activities, investing activities and financing activities. These statements should be read in conjunction with "Related Party Transactions" as well as Notes 2 and 5 of the consolidated financial statements in Part II, Item 8.

        As permitted by generally accepted accounting principles, we present the consolidated statements of cash flows as if the assets and liabilities of Pershing as of December 31, 2002 were not presented as "Assets held for sale" and "Liabilities held for sale" in the consolidated statement of financial condition and the results of operations of Pershing were not presented as "Discontinued operations" in the consolidated statements of operations.

  For the Year Ended December 31, 2002

        Cash and cash equivalents decreased $1.3 billion to $0.5 billion as of December 31, 2002. Of this decrease, $1.2 billion is a result of the presentation of Pershing's assets and liabilities as of December 31, 2002 as "Assets held for sale" and "Liabilities held for sale" in the consolidated statement of financial condition. Cash used in operating activities was $7.3 billion. The change in cash used in operating activities reflects net decreases in operating assets of $0.2 billion and net decreases in operating liabilities of $8.2 billion, which occurred in the normal course of operations as a result of changes in customer needs, market conditions and proprietary trading and other strategies.

        Cash of $9.1 billion was used for investing activities. Prior to the acquisition of DLJ, CSFBI issued its own debt to fund its operating, investing and financing. The Company is now providing most of this funding, resulting in increases in receivables from affiliates of $9.5 billion.

        Cash provided by financing activities was $16.3 billion. The changes are due to increases in net collateralized financing arrangements of $6.9 billion used primarily to fund normal operating activities, increases of $10.4 billion in long-term borrowings and net increases of $2.9 billion in short-term borrowings primarily to provide funding to affiliates as part of the Company's investing and other activities needs and to repay $3.9 billion in long-term borrowings.

  For the Year Ended December 31, 2001

        Cash and cash equivalents decreased by $1.1 billion to $1.8 billion as of December 31, 2001. Cash used in operating activities was $4.7 billion. The change in cash used in operating activities is primarily due to changes in operating assets and operating liabilities that occurred in the normal course of operations as a result of changes in customer needs, market conditions and proprietary trading and other strategies.

        Cash of $4.4 billion was used for investing activities, reflecting the fact that the Company is providing funding to CSFBI, resulting in increases in receivables from affiliates of $4.5 billion. Prior to the acquisition of DLJ, CSFBI issued its own debt to fund its operating, investing and financing activities.

        Cash provided by financing activities was $8.0 billion, reflecting changes in financing arrangements. Since the acquisition of DLJ, the Company has increased by $15.3 billion its use of collateralized financing arrangements to fund its operating activities in lieu of short-term borrowings, which decreased by $11.5 billion. In addition, the Company had increases of $10.6 billion of long-term borrowings, which were used to fund its investing and other activities, and to repay $4.2 billion of subordinated loans of CSFB LLC transferred to us at the time of the DLJ acquisition and $1.5 billion of long-term debt.

OFF-BALANCE SHEET ARRANGEMENTS

        We enter into off-balance sheet arrangements in the ordinary course of business. Off-balance sheet arrangements are transactions, agreements or other contractual arrangements with or for the benefit of an entity that is not consolidated with us, and which include guarantees and similar arrangements, retained or contingent interests in assets transferred to an unconsolidated entity, and obligations and liabilities (including contingent obligations and liabilities) under material variable interests in unconsolidated entities for the purpose of providing financing, liquidity, market risk or credit risk support.

        We have not entered into any derivatives contracts indexed or linked to the stock of Credit Suisse Group.

Guarantees

        In the course of our regular business, we provide guarantees and indemnifications that contingently obligate us to make payments to the guaranteed or indemnified party based on changes in an asset, liability or equity security of the guaranteed or indemnified party. We may also be contingently obligated to make payments to a guaranteed party based on another entity's failure to perform, or we may have an indirect guarantee of the indebtedness of others. We have provided customary indemnifications to purchasers in conjunction with the sale of assets or businesses, to investors in private equity funds sponsored by the firm regarding potential obligations of its employees to return amounts previously paid as carried interest and to investors in our securities and other arrangements to provide "gross up" payments if there is a withholding or deduction because of a tax, assessment or other governmental charge. On December 31, 2002, we adopted the new disclosure requirements for these guarantees in accordance with the Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," or FIN 45, which requires us to disclose our maximum potential payment obligations under these guarantees to the extent it is possible to estimate them. From time to time we guarantee the obligations of subsidiaries of CSG that are not our consolidated subsidiaries, and these guarantees are included in the scope of FIN 45. We will recognize a liability for the fair value of the guaranteed obligations for guarantees issued or amended after December 31, 2002. We do not expect that the recognition of these liabilities will have a material effect on our financial position or results of operations. See Notes 1 and 19 of the consolidated financial statements in Part II, Item 8.

Retained or Contingent Interests in Assets Transferred to Unconsolidated Entities

        We originate and purchase commercial mortgages and purchase residential mortgages and sell these assets directly or through affiliates to special purpose entities that are, in most cases, qualified special purpose entities, or QSPEs. These QSPEs issue securities that are backed by the assets transferred to the QSPEs and pay a return based on the returns on those assets. Investors in these mortgage-backed securities typically have recourse to the assets in the QSPE. The investors and the QSPEs have no recourse to our assets.

        These QSPEs are set up by our subsidiaries and affiliates. Our principal broker-dealer subsidiary, CSFB LLC, underwrites and makes markets in these mortgage-backed securities. Under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of FASB Statement No. 125, or SFAS 140, a QSPE is not required to be consolidated with the transferor. Our mortgage-backed securitization activities are generally structured to use QSPEs, and assets and liabilities transferred to QSPEs are not included in our financial statements.

        We may retain interests in these securitized assets if CSFB LLC holds the assets in connection with its underwriting or market-making activities. Retained interests in securitized financial assets are included in the statements of financial condition at fair value. Any changes in fair value of these retained interests are recognized in the consolidated statements of operations. We engage in these securitization activities to meet the needs of clients as part of our fixed income activities and to sell financial assets. These securitization activities do not provide a material source of our funding. See Note 7 of the consolidated financial statements in Part II, Item 8.

Material Variable Interests in Unconsolidated Entities

        We purchase loans and other debt obligations from clients for the purpose of securitization. The loans and other debt obligations are transferred by us directly, or indirectly through affiliates, to QSPEs or to variable interest entities, or VIEs, that issue collateralized debt obligations, or CDOs. CSFB LLC structures, underwrites and makes a market in these CDOs, and we may have retained interests in these CDOs in connection with CSFB LLC's underwriting and market-making activities. We believe it is reasonably possible that CDO VIEs in which we have a majority of the equity interests will be consolidated upon adoption of FASB Interpretation No. 46, "Consolidation of Variable Entities, an interpretation of Accounting Research Bulletin No. 51," or FIN 46, which was issued by the FASB in January 2003. The estimated impact of consolidation of these CDO VIEs as of December 31, 2002 is an increase in financial instruments owned of approximately $655 million, of which $4 million, the amount of our retained interests, is reflected in the consolidated statements of financial condition.

        We also have significant investments, including equity and debt, in CDO VIEs that we do not believe will be consolidated. The amount of our retained interests related to these investments in CDO VIEs was approximately $16 million as of December 31, 2002. These interests are included in financial instruments owned at fair value. Our retained interests in these CDO assets are included in the SFAS 140 disclosures in Note 7 of the consolidated financial statements in Part II, Item 8.

        We engage in these CDO transactions to meet the needs of clients. See Notes 1 and 20 of the consolidated financial statements in Part II, Item 8.

OTHER COMMITMENTS

        We have commitments under a variety of commercial arrangements that are not recorded as liabilities in our consolidated statements of financial condition. These commitments are in addition to guarantees and other arrangements discussed in "Off-Balance Sheet Arrangements." These commitments include standby letters of credit, standby repurchase agreement facilities that commit us to enter into reverse repurchase agreements with customers at market rates, commitments to invest in various partnerships that make private equity and related investments in various portfolio companies and in other private equity funds and commitments to enter into resale agreements. See Note 18 of the consolidated financial statements in Part II, Item 8.

RELATED PARTY TRANSACTIONS

        CSG, through CSFBI, owns all of our outstanding voting common stock. We are involved in significant financing and other transactions, and have significant related party balances, with Credit Suisse First Boston and certain of our subsidiaries and affiliates. We enter into these transactions in the ordinary course of business and believe that these transactions are on market terms that could be obtained from unrelated third parties. See "—Derivatives" and Notes 5 and 19 of the consolidated financial statements in Part II, Item 8 for more information.

        Certain of our directors, officers and employees and those of our affiliates and their subsidiaries maintain margin accounts with CSFB LLC and other affiliated broker-dealers in the ordinary course of business. In addition, certain of such directors, officers and employees had investments or commitments to invest in various private funds sponsored by us, pursuant to which we have made loans to such directors, officers and employees, to the extent permitted by law. CSFB LLC and other affiliated broker-dealers, from time to time and in the ordinary course of business, enter into, as principal, transactions involving the purchase or sale of securities from or to such directors, officers and employees and members of their immediate families.

LESS LIQUID ASSETS

        Certain of our assets, including private equity and other long-term investments, distressed securities, high-yield debt, mortgage whole loans and other non-investment-grade debt, are not highly liquid.

Private Equity Activities

        Our private equity and other long-term investment activities include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. These investments are primarily in unlisted or illiquid equity or equity-related securities and are carried at estimated fair value based on a number of factors. See "Business—Products and Services—Investment Banking—Private Equity" in Part I, Item 1, "—Critical Accounting Policies—Fair Value" and Notes 1 and 9 of the consolidated financial statements in Part II, Item 8 for more information. As of December 31, 2002 and December 31, 2001, the Company had investments of $0.9 billion and $1.0 billion, respectively, and had commitments to invest up to an additional

$1.7 billion as of December 31, 2002 and 2001. The cost of these investments was $1.1 billion and $1.2 billion as of December 31, 2002 and December 31, 2001, respectively.

High-Yield Debt, Mortgage Whole Loans and Other Non-Investment-Grade Debt

        We underwrite, trade and hold high-yield debt, mortgage whole loans, loan participations and other non-investment-grade debt. Due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions, these securities and loans generally involve greater risk than investment-grade securities. We record high-yield debt, residential mortgage whole loans and other non-investment-grade debt at fair value, with the exception of certain residential mortgage whole loans that are held for sale and are carried at the lower of cost or market. We record commercial mortgage whole loans held for sale and loan participations at the lower of cost or fair value. See Note 1 of the consolidated financial statements in Part II, Item 8. Timing of the securitization of our mortgage whole loan inventory will affect the size of our positions at any given time. The following table sets forth our positions in these instruments as of December 31, 2002 and 2001:

	December 31, 2002		December 31, 2001
	Long	Short	Long	Short
	(In millions)
High-yield debt	$1,697	$691	$895	$731
Mortgage whole loans	9,465	—	6,846	—
Loan participations	126	—	162	—
Other non-investment-grade debt.	22	—	187	—

Total	$11,310	$691	$8,090	$731

DERIVATIVES

        We enter into various transactions involving derivatives. We use derivatives contracts for both trading and hedging purposes and to provide products for our clients. These derivatives include options, forwards, futures and swaps. In general, derivatives are contractual agreements that derive their values from the performance of underlying assets, interest or currency exchange rates or a variety of indices. Most of our derivatives transactions are considered trading positions. See Note 12 of the consolidated financial statements in Part II, Item 8 for more information.

Sources and Maturities of OTC Derivatives

        The following table sets forth the distributions, by maturity, of substantially all of our exposure with respect to OTC derivatives as of December 31, 2002, after taking into account the effect of netting agreements. Fair values were determined on the basis of pricing models and other valuation methods.

See "—Critical Accounting Policies—Fair Value" and Notes 1 and 12 of the consolidated financial statements in Part II, Item 8.

			Assets
	Maturity Distribution as of December 31, 2002
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total fair value
	(In millions)
Options	$130	$272	$27	$26	$455
Forward contracts	711	8	—	—	719
Swaps	157	576	226	1,166	2,125

Total	$998	$856	$253	$1,192	$3,299

			Liabilities
	Maturity Distribution as of December 31, 2002
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total fair value
	(In millions)
Options	$244	$452	$17	$29	$742
Forward contracts	676	8	—	1	685
Swaps	113	216	28	26	383

Total	$1,033	$676	$45	$56	$1,810

        The following table sets forth as of December 31, 2002 substantially all of our exposure with respect to OTC derivatives, by counterparty credit rating and with affiliates, after taking into account the effect of netting agreements.

Credit Rating(1)	December 31, 2002 (In millions)
AAA	$13
AA+/AA	102
AA-	477
A+/A/A-	276
BBB+/BBB/BBB-	118
BB+ or lower	212
Unrated	114
Derivatives with affiliates	1,987

Total	$3,299

(1)
Credit ratings are determined by external rating agencies or by our Credit Risk Management department.

Derivatives With Related Parties

        We enter into a substantial number of derivatives transactions with related parties. The following table sets forth derivatives transactions with related parties consisting primarily of interest rate swaps, foreign exchange forwards and credit default swaps. The fair values of derivatives contracts outstanding with related parties as of December 31, 2002 and 2001 were as follows:

	December 31, 2002		December 31, 2001
	Assets	Liabilities	Assets	Liabilities
		(In millions)
Options	$125	$319	$157	$383
Forward contracts	171	74	212	117
Swaps	1,691	217	341	209

Total	$1,987	$610	$710	$709

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

RISK MANAGEMENT AT CSFB

Risk Management

        The Board of Directors of Credit Suisse First Boston, the Swiss bank, is ultimately responsible for the determination of general risk policy and risk management organization and for approving the overall market risk limit as recommended by CARMC. CARMC establishes the policies and procedures regarding risk and capital allocation within CSFB. CARMC is responsible for approving market risk management policies and procedures, risk concentration limits, risks outside these limits within its authority and stress test and scenario analysis definitions. CARMC is also responsible for recommending overall market risk limits and market risk limit changes (total limit) to the Board of Directors for review and approval.

        Strategic Risk Management, or SRM, is part of the independent risk oversight function of CSFB and is responsible for assessing the overall risk profile of CSFB on a global basis and recommending corrective action where appropriate. SRM acts as the "risk conscience" of CSFB with respect to all risks that could have a material economic effect.

        Risk Measurement and Management, or RMM, is responsible for the measurement and reporting of all credit risk and market risk data for CSFB. RMM consolidates exposures arising from all trading portfolios and geographic centers on a daily basis. CSFB uses two main methodologies to measure and manage the market risks that it may undertake: the "value-at-risk," or VAR, method and scenario analysis. In addition, RMM uses an economic risk capital model to estimate the effect of more severe market movements and to attribute the use of internal capital.

        Credit Risk Management, or CRM, is responsible for approving all credit risk assumed by CSFB. This includes loans and loan-related credit risk, counterparty credit risk and country risk. In addition, CRM has oversight responsibility for concentrated positions in trading inventory. Unusual risks and specific policies and procedures are reviewed and approved by CARMC.

        CRM's responsibilities are carried out by senior officers within the CRM function who provide dedicated coverage to each of CSFB's major businesses. Each of these CRM units is organized along regional lines, and in some cases further organized along industry or other lines of specialty, such as leveraged and project finance. CRM, SRM and RMM are all independent of the front office. CRM and SRM report to the Chief Financial Officer of CSFB. RMM reports to SRM.

        Other business-specific risks are managed primarily through designated groups and committees within the different operating divisions. Before any new activity is undertaken, the New Business Committee is required to review the proposed business, its structure and its infrastructure requirements and ensure that all material risks are identified and addressed appropriately. This committee is composed of the senior managers responsible for the Finance, Administration and Operations functions of CSFB.

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

        See "Business—Certain Factors That May Affect Our Results of Operations" in Part I, Item 1.

Market Risk

        Market risk can be described as the potential change in the value of a portfolio of financial instruments resulting from the movement of market rates, underlying prices and volatilities. A typical transaction or position may be exposed to a number of different market risks. Types of market risks include interest rate risk, foreign currency exchange rate risk, equity risk and commodity price risk. Interest rate risk can arise from changes in the level, slope and curvature of the yield curve; changes in the implied volatility of interest rate derivatives; changes in the rate of mortgage prepayments; and changes in credit spreads. Foreign currency exchange rate risk can arise from changes in spot prices and the implied volatility of currency derivatives. Equity risk can arise from changes in the price of individual equity securities and equity indices, changes in the implied volatility of equity derivatives and dividend risk. We do not have material commodity price risk.

        CSFB devotes considerable resources in its effort to ensure that market risk is comprehensively captured, accurately modeled and effectively managed and reported. RMM consolidates exposures arising from all trading portfolios in all geographical centers and calculates and reports CSFB's global aggregate risk exposure on a daily basis. To achieve this, RMM uses a number of complementary risk measurement techniques, including VAR and scenario analysis. VAR is a statistical estimate of the potential loss arising from a portfolio using a predetermined confidence level and holding period, using market movements determined from historical data. Scenario analysis estimates the potential immediate loss from significant changes in market parameters that are modeled on past extreme events and hypothetical scenarios.

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

        CSFB's VAR is defined as the 99th percentile greatest loss that may be expected in a portfolio over a 10-day holding period. In general, a rolling two years of historical data are used to derive the market movements used for this calculation. These movements are recalculated on a monthly basis and after periods of significant market turbulence. These parameters and procedures currently meet the quantitative and qualitative requirements prescribed by the Basel Committee on Banking Supervision, the Swiss Federal Banking Commission and other leading banking regulators. The Company's market risk exposures for the trading portfolios, shown later, are disclosed using scaled one-day holding period values.

        VAR as a risk measure quantifies the loss on a portfolio under normal market conditions and is not intended to measure risk associated with unusually severe market moves. The VAR methodology also assumes that past data can be used to predict future events. VAR calculated for a 10-day period does not fully capture the market risk of trading positions that cannot be liquidated or hedged within 10 days. During periods of pronounced market disruption outside the 99th percentile, other techniques, such as scenario analysis, become more important tools than VAR for monitoring risk exposures.

  Market Risk Limit

        Market risk limits are structured at three levels: an overall market risk VAR limit for CSFB as a whole; market risk limits by business division (such as the Institutional Securities segment); and market risk limits by business line within a business division (such as foreign exchange trading). Asset class VAR limits may also be used to control exposure within a particular risk type.

        Market risk is managed and controlled at three levels. Senior management is responsible for monitoring CSFB's market risk utilizations, exposures and risk-adjusted performance. Trading management is responsible for actively managing positions against approved risk limits. RMM is responsible for monitoring exposures against approved risk limits, obtaining appropriate sign-off for limit excesses and seeking to ensure that trading management brings exposures within the appropriate limits after such limits excesses have been exceeded.

        Additional market risk limits (including limits by region or risk type) are imposed by trading management in consultation with RMM. These limits are essentially internal risk flags, which are used to assist trading management to identify potential risk concentrations. RMM monitors and reports compliance with the official limit framework and also provides assistance in ensuring compliance with lower level risk flags, as required. CSFB uses various other types of limits to highlight potential risk concentrations. These include, among others, country exposure limits, issuer limits and market value limits.

Market Risk Exposures

  Trading Portfolios

        The VAR data presented below has been scaled down using a one-day holding period. The one-day VAR data below shows the market risk exposures of our trading positions as of December 31, 2002 and December 31, 2001. Due to the benefit of diversification, total VAR is less than the sum of the individual components.

MARKET RISK EXPOSURES IN TRADING PORTFOLIOS (UNAUDITED)

	December 31, 2002	December 31, 2001
99%, one-day VAR, in $ millions
Interest rate risk	36.9	29.2
Equity risk	7.9	10.0
Foreign currency exchange risk	0.0	0.0
Benefit of diversification	(8.3)	(10.5)

Total	36.5	28.7

        During 2002, the average scaled one-day VAR was $35.4 million and the minimum and maximum VAR levels were $23.2 million and $61.5 million, respectively.

        CSFB uses "backtesting" for the assessment of the accuracy of the VAR model. Actual daily profit and loss is compared to VAR with a one-day holding period. Backtesting is performed at various levels, from the segment level down to more specific trading areas. On average, an accurate 99% one-day VAR model should have no more than four backtesting exceptions per annum. A backtesting exception occurs when the daily loss exceeds the daily VAR estimate. Results of the process at the aggregate level demonstrated two exceptions when comparing the 99% one-day VAR with the backtesting profit and loss in 2002. (Backtesting profit and loss is a subset of actual trading revenue and includes only the profit and loss effects of the previous night's positions. It is appropriate to compare this measure with VAR for backtesting purposes. Actual trading revenue includes other profit and loss effects and is used in the histogram below entitled "2002 vs. 2001 Distribution of CSFB (USA), Inc.'s Daily Trading Revenue (unaudited)" to present the distribution of daily trading revenue for substantially all of our trading activities). The graph below illustrates the relationship between daily backtesting profit and loss and daily VAR for the Company in 2002.

RELATIONSHIP BETWEEN BACKTESTING P&L AND VAR ESTIMATE FOR
CSFB (USA), INC. DURING 2002
(unaudited)

        The histogram below shows distribution of daily trading revenue for substantially all of our trading activities:

2002 vs 2001 DISTRIBUTION OF CSFB (USA), INC.'S
DAILY TRADING REVENUE (unaudited)
$ millions

  Non-trading Portfolios

        Sensitivity analysis is used to quantify the market risk in non-trading portfolios. It is generally defined as a measure of the potential changes in a portfolio's fair value created by changes in one or multiple financial markets' rates or prices, including interest rates, foreign exchange rates and equity and commodity prices. The results can be focused to show the impact of a negative or "adverse" shift in a single interest rate or be calculated to show the effects of many simultaneous changes.

        We have equity risk on our non-trading financial instruments portfolio, which consists of our private equity investments. We measure equity risk on our private equity investments using a sensitivity analysis that estimates the potential change in the recorded value of the investments resulting from a 10% decline in the equity markets of G-21 nations and a 20% decline in the equity markets of non-G-21 nations. The estimated impact on pre-tax income is a decrease of approximately $87 million as of December 31, 2002 and a decrease of approximately $95 million as of December 31, 2001.

        We measure interest rate risk on non-trading positions using sensitivity analysis that estimates the potential change in the value of the non-trading portfolio resulting from a 100 basis point decline in the interest rates of G-21 nations and a 200 basis points decline in the interest rates of non-G-21 nations. The estimated impact on pre-tax income is an increase of approximately $73 million as of December 31, 2002 and a decrease of approximately $361 million as of December 31, 2001. The interest rate risk on non-trading portfolios decreased significantly during the year as a result of the hedging of our fixed-rate long-term debt position.

        We do not have material foreign exchange or commodity price risks on our non-trading portfolio.

  Scenario Analysis

        VAR is designed to measure market risk in normal market environments. CSFB complements this with a scenario-based risk measure that examines the potential effects of changes in market conditions, corresponding to exceptional but plausible events, on its financial condition. The results of the analysis are used to manage exposures on a firmwide basis, as well as at the portfolio level. Scenario analysis involves the revaluation of CSFB's major portfolios to arrive at a measure of the profit or loss that CSFB may suffer under a particular scenario. Scenario analysis is therefore an essential component of CSFB's market risk measurement framework for both trading and non-trading portfolios.

        Global scenarios aim to capture the risk of severe disruption to all major markets. Many scenarios aim to capture the risk of severe disruption to all major markets and are related to historic events such as those involving the equity markets in 1987, the U.S. real estate market in 1990, the bond markets in 1994 and the credit markets in 1998. Business level scenarios aim to capture portfolio-specific risks by employing scenarios based on non-parallel yield curve shifts, changes in correlations and other pricing assumptions.

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

  Credit Authority

        Credit authority is delegated by the Chief Credit Officer to specific senior CRM personnel based on each person's knowledge, experience and capability. These delegations of credit authority are reviewed periodically. Credit authorization is separated from line functions. CARMC, in addition to its responsibilities for market risk described above, is also responsible for maintaining credit policies and processes, evaluating country, counterparty and transaction risk issues, applying senior level oversight for the credit review process and ensuring global consistency and quality of the credit portfolio.

CARMC regularly reviews credit limits measuring country, geographic region and product concentrations, as well as impaired assets.

  Credit Analysis Methodology

        All counterparties are assigned a credit rating as noted above. The intensity and depth of analysis is related to the amount, duration and level of risk being proposed together with the perceived credit quality of the counterparty or issuer in question. Analysis consists of a quantitative and qualitative portion and strives to be forward-looking, concentrating on economic trends and financial fundamentals. In addition, analysts make use of peer analysis, industry comparisons and other quantitative tools. Any final rating requires the consideration of qualitative factors relating to the company, its industry and management. The Credit Rating System, or CRS, an internally developed quantitative model, is an integral part of CSFB's internal rating process. CRS is also a key tool in ensuring the global consistency of ratings, particularly for counterparties that are not rated by external agencies.

        In addition to the aforementioned analysis, all counterparty ratings are subject to the rating of the country in which they are domiciled. Analysis of key sovereign and economic issues for all jurisdictions is undertaken and these are considered when assigning the rating and risk profile for individual counterparties.

  Specific Credit Provisioning

        For financial reporting purposes, specific credit loss provisions are established on a case-by-case basis taking into account the respective counterparty and/or transaction risk.

  Credit Risk From Credit-Related Transactions

        Credit risk associated with CSFB's credit-related activities (letters of credit, guarantees and unfunded commitments) is measured in terms of the notional amount of the loan and/or commitment. Exposures are reported and analyzed daily. Each facility is covered by a legal agreement that is appropriate for the type of transaction.

        On a case-by-case basis, CSFB mitigates its credit risk associated with credit-related activities. This may be accomplished by taking collateral or a security interest in assets, selling bonds, buying credit derivatives and other means.

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

Country Risk

        Country risk is the risk of a substantial, systemic loss of value in the financial assets of a country or group of countries, which may be caused by dislocations in the credit, equity or currency markets. CSFB's major operating divisions all assume country risk in a variety of ways. The setting of limits for this risk is the responsibility of CARMC, based on recommendations of CRM, SRM and CSFB's economists.

        Country limits for emerging markets are approved by the Chairman's and Governance Committee of the Board of Directors of CSG, a portion of which authority is delegated to CARMC. The measurement of exposures against country limits is undertaken by RMM. For trading positions, country risk is a function of the mark-to-market exposure of the position, while for loans and related facilities, country risk is a function of the amount that CSFB has lent or committed to lend. The day-to-day management of country exposure is assigned to each of the core businesses in accordance with its business authorizations and limit allocations. RMM and CRM provide independent oversight in an effort to ensure that the core businesses operate within their limits. CRM has the responsibility for periodically adjusting these limits to reflect changing credit fundamentals and business volumes. The designation of countries as "G-10 and other industrialized countries" and "emerging market countries" is reviewed on a regular basis by CARMC and is submitted to the Board of Directors of CSG for approval.

Settlement Risk

        Settlement risk arises whenever the settlement of a transaction results in timing differences between the disbursement of cash or securities and the receipt of countervalue from the counterparty. This risk arises whenever transactions settle on a "free of payment" basis and is especially relevant when operating across time zones.

        CSFB seeks to manage settlement risk through its participation in regulated clearing and depositary organizations, which offer immediate finality and delivery versus payment services. CSFB is an active participant in Continuous Linked Settlement, or CLS, which allows all market participants to eliminate settlement risk in the field of foreign exchange trading. CLS was launched in September 2002. Experience to date shows that CLS can be expected to reduce the overall funding requirement in foreign exchange trading by at least 85%. During 2003, CSFB will monitor results and, where appropriate, reduce the lines assigned to foreign exchange market counterparties. In those markets where these services do not exist, CSFB uses agent banks that are instructed to exchange value for value.

        In those instances where market convention and/or products preclude a value-for-value exchange, CSFB manages its risk through confirmation and affirmation of transaction details with counterparties. In addition, it proactively seeks to manage the timing of settlement instructions to its agents and the reconciliation of incoming payments in order to reduce the window of exposure. CRM considers these factors in deciding counterparty risk limits.

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

        The investment banking business is subject to extensive regulation by governmental and self-regulatory organizations around the world. A failure to comply with these regulations could result in regulatory investigations, fines, and restrictions on some of CSFB's business activities or other sanctions. CSFB seeks to minimize legal risk through the adoption of compliance and other policies and procedures, continuing to refine controls over business practices and behavior, extensive employee training sessions, the use of appropriate legal documentation, and the involvement of the Legal and Compliance Department, outside legal counsel and the newly established CSFB Global Compliance Committee, made up of some of the firm's most senior officers. See "Business—Certain Factors That May Affect Our Results of Operations—Legal and Regulatory Risks" in Part I, Item 1.

Operational Risk

        The definition of operational risk used by Credit Suisse Group is "the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events." Business and strategic risk are specifically excluded from this definition.

        Operational risk is inherent in many aspects of CSFB's activities and comprises a large number of disparate risks. While market or credit risk is often chosen for the prospect of gain, operational risk is not normally chosen willingly, but is accepted as a necessary consequence of doing business. In comparison to market or credit risk, the sources of operational risk are difficult to identify comprehensively and the amount of risk is also intrinsically difficult to measure. CSFB therefore manages operational risk differently from market or credit risks. Operational risk is controlled through a network of controls, procedures, reports and responsibilities.

        Credit Suisse Group uses a group-wide framework to monitor and control operational risks and CSFB operates within this framework. CSFB has longstanding resources in place to deal with the many aspects of operational risk control (e.g., a substantial Internal Audit function, reporting to Credit Suisse Group, an Operations Risk Management function covering control processing issues and many other functions to address specific operational risks). CSFB's primary aim is the early identification, prevention and mitigation of operational risks, as well as timely and meaningful management reporting.

        During 2002, CSFB continued efforts to improve operational risk controls. Key initiatives have included the enhancement of the governance structure for managing operational risk, including the establishment of the Operational Risk Review Committee; further enhancements to Key Risk Indicator reporting; improvements to risk identification reporting processes; further standardization of the Control Self-Assessment process; and the development of a centralized operational risk loss database.

        During 2003, CSFB plans to enhance its operational risk control framework in conjunction with Credit Suisse Group. These enhancements will take account of, among other things, the anticipated requirements on operational risk being developed by the Basel Committee on Banking Supervision.

Reputational Risk

        CSFB's policy is to avoid any action or transaction that brings with it a potentially unacceptable level of risk to CSFB's reputation.

        If a transaction has any unique characteristics that might impair CSFB's reputation, CSFB's policies require that the transaction be subjected to reputational risk review before CSFB commits from either a legal or relationship standpoint. This policy requires the approval of specific business managers and designated Reputational Risk Approvers.

Liquidity Risk

        Our liquidity risk is managed within the context of CSFB's global liquidity risk management policy, which focuses on the proven stability of its unsecured funding sources. These sources include CSFB-sourced deposits and interbank funding, as well as access to customer deposit funding sourced through affiliates of CSFB. This aggregate deposit base provides CSFB with substantial sources of liquidity that are well diversified and are driven by customer relationships rather than price. These deposits provide a stable source of funds.

        We also regularly access the capital markets through our commercial paper program, medium-term note programs and issues of senior debt and other securities. Additionally, we maintain a $3.0 billion revolving credit facility with various banks.

        CSFB and we have access to alternative sources of liquidity through our subsidiary broker-dealers, which have the capacity to increase their use of secured funding markets (repurchase agreements and other collateralized arrangements) in lieu of accessing unsecured funding markets. These secured funding markets have proven reliable in high stress conditions. This secondary source of liquidity is potentially available to CSFB and us as alternative funding to meet business plans and commercial commitments.

        CSFB regularly stress tests its liquidity using scenarios designed to represent highly adverse conditions. See "—Liquidity and Capital Resources—Liquidity Planning and Measurement" for a discussion of how we monitor our liquidity position.

Item 8: Financial Statements and Supplementary Data

        Our consolidated financial statements, together with the notes thereto and the Independent Auditor's report thereon, are set forth on pages F-1 to F-63 of this Annual Report on Form 10-K. In addition, the supplementary financial information on selected quarterly financial data is set forth on page F-56 of this Annual Report.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There were no changes in or disagreements with accountants on accounting and financial disclosure.

PART III

Item 10: Directors and Executive Officers of the Registrant

DIRECTORS AND OFFICERS

        Set forth below is certain information as of March 26, 2003 with respect to our directors and executive officers.

Name	Age	Position
John J. Mack	58	Director, President & Chief Executive Officer
David C. Fisher	56	Chief Financial and Accounting Officer
Brady W. Dougan	43	Director, Head of Securities Division
Brian D. Finn	42	Director
Eileen K. Murray	45	Director, Managing Director
Adebayo O. Ogunlesi	49	Director, Managing Director and Head of Global Investment Banking
Jeffrey M. Peek	56	Director, Managing Director and Head of Financial Services
Stephen R. Volk	66	Director, Managing Director
Barbara A. Yastine	43	Director
D. Wilson Ervin	42	Head of Strategic Risk Management
Gary G. Lynch	52	Managing Director, General Counsel
Robert C. O'Brien	59	Chief Credit Officer
Jeffrey H. Salzman	50	Managing Director, Head of Private Client Services
Lewis H. Wirshba	46	Treasurer

        JOHN J. MACK.    Mr. Mack was appointed President and Chief Executive Officer and a Director of our company in July 2001 and is a member of the Operating Committee of our Board of Directors. He is also the Co-Chief Executive Officer of Credit Suisse Group, the Chief Executive Officer of CSFB and Chairman of the senior most executive board of CSFB, which we refer to as the CSFB Operating Committee. Prior to joining CSFB, Mr. Mack was the President and Chief Operating Officer of Morgan Stanley from the merger of Morgan Stanley and Dean Witter in May 1997 until January 2001.

        DAVID C. FISHER.    Mr. Fisher was appointed Chief Financial Officer of our company in March 2002 and was appointed Chief Accounting Officer of our company in November 2000. He also serves as Chief Accounting Officer of CSFB, a position he has held since 1999. Mr. Fisher joined CSFB from Bankers Trust Corporation, where he served as Controller from 1998 to 1999. From 1985 to 1998, Mr. Fisher worked for Salomon Brothers Inc, where he served as Controller for the majority of his tenure.

        BRADY W. DOUGAN.    Mr. Dougan was appointed Head of the Securities Division, which is a consolidation of our former Equity and Fixed Income divisions, in November 2001 and has been a Director of our company since November 2000. Prior to serving as Head of the Securities Division, Mr. Dougan served as Division Head of Equity since November 2000. Mr. Dougan is a member of the Credit Suisse Group Executive Board. He is Co-President, Institutional Securities of CSFB and is a member of the CSFB Operating Committee. Mr. Dougan served as Co-Head of the Global Debt Capital Markets Group at CSFB and Co-Head of the Credit Suisse Financial Products' marketing efforts in the Americas from 1993 to 1996. Mr. Dougan joined CSFB in 1990 from Bankers Trust Corporation.

        BRIAN D. FINN.    Mr. Finn was appointed a Director of our company in December 2002. Mr. Finn is a member of the Credit Suisse Group Executive Board, and is Co-President, Institutional Securities of CSFB, a position he has held since November 2002. He is a member of the CSFB Operating Committee. Prior to assuming his current role, he was a member of the Office of the Chairman. Mr. Finn joined CSFB in April 2002 from Clayton, Dubilier & Rice. Before joining Clayton, Dubilier & Rice in 1997, he was a Managing Director and Co-Head of Mergers & Acquisitions at CSFB.

        EILEEN K. MURRAY.    Ms. Murray was appointed a Director of our company in April 2002 and a Managing Director of our company in March 2002. She was appointed the Head of Global Technology and Operations of CSFB in February 2002. In addition, Ms. Murray was appointed Head of Product Control in November 2002. Ms. Murray is also a member of the CSFB Operating Committee. Ms. Murray joined CSFB in February 2002 from Morgan Stanley, where she was Chief Administrative Officer for the Institutional Securities Group. Ms. Murray joined Morgan Stanley in 1984 as a Senior Analyst in the Controllers department. Prior to the merger of Morgan Stanley and Dean Witter, she was Controller and Treasurer.

        ADEBAYO O. OGUNLESI.    Mr. Ogunlesi was appointed a Director of our company in April 2002 and a Managing Director and Head of our Global Investment Banking business in March 2002. Mr. Ogunlesi is also Global Head of Investment Banking of CSFB and a member of the CSFB Operating Committee. Mr. Ogunlesi joined CSFB in 1983 and prior to becoming Head of Investment Banking, he was head of the Global Energy Group. Prior to joining CSFB, Mr. Ogunlesi was a corporate attorney at Cravath, Swaine & Moore.

        JEFFREY M. PEEK.    Mr. Peek was appointed a Director of our company in April 2002 and was appointed Head of Financial Services in March 2002. Mr. Peek is a member of the Credit Suisse Group Executive Board. Mr. Peek was appointed Vice Chairman of CSFB in December 2001. He is Head of CSFB's Financial Services businesses, including Credit Suisse Asset Management and Private Client Services. He is also a member of the CSFB Operating Committee. Prior to joining our company in 2001, Mr. Peek was the head of the asset management division at Merrill Lynch, where he worked for eighteen years.

        STEPHEN R. VOLK.    Mr. Volk was appointed a Managing Director and a Director of our company in August 2001 and is a member of the Operating Committee of our Board of Directors. Mr. Volk is a member of the Credit Suisse Group Executive Board. Mr. Volk is also Chairman of CSFB and a member of the CSFB Operating Committee. Prior to joining our company, Mr. Volk was Senior Partner at Shearman & Sterling from 1991 until 2001.

        BARBARA A. YASTINE.    Ms. Yastine was appointed a Director of our company in December 2002. Ms. Yastine is the Chief Financial Officer of CSFB and is a member of the CSFB Operating Committee. Ms. Yastine joined CSFB in November 2002 from Citigroup, where she was the Chief Financial Officer of the Global Corporate Investment Bank. Ms. Yastine joined Citigroup in 1987, and while there held a variety of other key finance and management positions.

        D. WILSON ERVIN.    Mr. Ervin was appointed Head of Strategic Risk Management of our company in November 2000. He also serves as Head of Strategic Risk Management at CSFB. Prior to that, Mr. Ervin worked at Credit Suisse Financial Products from 1990. He has been with CSFB since 1982.

        GARY G. LYNCH.    Mr. Lynch was appointed a Managing Director and General Counsel of our company in May 2002. Mr. Lynch is Global General Counsel and Vice Chairman to oversee Research and Legal and Compliance Departments of CSFB, and is a member of the CSFB Operating Committee. Mr. Lynch joined CSFB in October 2001 from Davis Polk & Wardwell, where he had been a partner since 1989. Mr. Lynch was director of the Enforcement Division at the SEC from 1985 to 1989.

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

        JEFFREY H. SALZMAN.    Mr. Salzman was appointed a Managing Director and Head of the Private Client Services and Pershing businesses of our company in March 2002 and Head of Private Client Services and Pershing for CSFB in October 2001. Prior to joining CSFB, he held a variety of positions at Morgan Stanley, where he worked from 1977 until 2000.

        LEWIS H. WIRSHBA.    Mr. Wirshba was appointed Treasurer of our company in November 2000. Mr. Wirshba also serves as Treasurer of CSFB, a position he has held since 1996, and as Global Head of CSFB's New Business Department since March 2000. He joined CSFB in 1986 from the treasurer's office of General Motors.

        In light of his responsibilities as Co-Chief Executive Officer of Credit Suisse Group, Chief Executive Officer of CSFB and Chairman of the CSFB Operating Committee, Mr. Mack will step down as President and Chief Executive Officer, Director and member of the Operating Committee of the Board of our company effective April 1, 2003. Mr. Finn has been appointed President and Chief Executive Officer effective April 1, 2003. Mr. Finn and Ms. Yastine will serve with Mr. Volk as members of the Operating Committee of the Board of our company effective April 1, 2003.

        We are not subject to a requirement to maintain an audit committee.

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

Item 14: Controls and Procedures

        Within 90 days prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective in all material respects to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15: Exhibits, Financial Statement Schedule, and Reports on Form 8-K

  (a)
  Documents filed as part of this Report

1.
Consolidated Financial Statements

        The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed on page F-1 hereof.

2.
Financial Statement Schedule

        The financial statement schedule required to be filed in this Annual Report on Form 10-K is listed on page F-1 hereof. The required schedule appears on pages F-58 through F-63 hereof.

3.
Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001).
3.2	By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.1
The instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
10.1
364-Day Auction Bid Advance and Revolving Credit Facility Agreement, dated as of May 24, 2002, among the Registrant, as borrower, the banks named therein, JP Morgan Chase Bank, as administrative agent, and Bank of America, N.A., The Bank of New York, Citibank, N.A. and Lloyds TSB Bank PLC, as syndication agents.*
10.2
Purchase Agreement dated as of November 28, 2001, between Registrant and Bankmont Financial Corp. ("Purchaser"), as amended by First Amendment to Purchase Agreement, dated as of February 1, 2002, between Registrant and Purchaser (incorporated by reference to Exhibit 2.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.3
Transaction Agreement dated as of January 7, 2003, between Registrant and The Bank of New York Company, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated February 19, 2003).
10.4
Agreement of Lease, dated July 28, 1995, between Metropolitan Life Insurance Company and the Registrant, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.28 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.5
Amendment of Lease, dated May 17, 1996, between Metropolitan Life Insurance Company and the Registrant, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.6
Agreement of Lease, dated September 10, 1997, between Metropolitan Life Insurance Company and the Registrant, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.30 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.7
Modification of Lease, dated February 5, 1998, between Metropolitan Life Insurance Company and the Registrant, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.31 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.8
Second Modification of Lease, dated June 12, 2000, between Metropolitan Life Insurance Company and the Registrant, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.32 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.9
Third Modification of Lease, dated September 18, 2000, between Metropolitan Life Insurance Company and the Registrant, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.33 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.10
Fourth Modification of Lease, dated November 13, 2000, between Metropolitan Life Insurance Company and the Registrant, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.34 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.11
Agreement of Sublease, dated August 31, 1999 between GFT Apparel Corp. and the Registrant, as subtenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.35 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.12
Agreement of Lease, dated February 22, 2001, between Metropolitan Life Insurance Company and the Registrant, as tenant, on One Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.37 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.13
Agreement of Sublease, dated February 22, 2001, between Metropolitan Life Insurance Company and the Registrant, as landlord, on One Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.38 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.14
Lease dated as of October 30, 2001, between Registrant, as landlord, and The Port Authority of New York and New Jersey, on One Madison Avenue (incorporated by reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.15	Lease dated as of March 14, 2002, between Registrant, as landlord, and Standard Chartered Bank, on One Madison Avenue.*
10.16	Lease dated as of April 26, 2002, between Registrant, as landlord, and Marsh, Inc., on One Madison Avenue.*
10.17
Agreement of Lease, dated July 1, 1987, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.41 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.18
First Amendment of Lease, dated July 1, 1987, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.42 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.19
Second Amendment of Lease, dated March 12, 1992, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.43 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.20
Third Amendment of Lease, dated December 27, 1992, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.44 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.21
Fourth Amendment of Lease, dated December 23, 1993, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.45 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.22
Fifth Amendment of Lease, dated May 1, 1994, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.46 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.23
Sixth Amendment of Lease, dated March 9, 1995, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.47 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.24
Seventh Amendment of Lease, dated June 16, 1995, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.48 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.25
Eighth Amendment of Lease, dated April 4, 1996, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.49 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.26
Ninth Amendment of Lease, dated April 4, 1996, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.50 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.27
Tenth Amendment of Lease, dated December 31, 1996, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.51 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.28
Eleventh Amendment of Lease, dated February 7, 1997, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.52 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.29
Twelfth Amendment of Lease, dated August 18, 1997, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.53 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.30
Thirteenth Amendment of Lease, dated January 12, 1998, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.54 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.31
Fourteenth Amendment of Lease, dated December 28, 1998, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.55 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.32
Fifteenth Amendment of Lease, dated June 16, 1999, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.56 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.33
Sixteenth Amendment of Lease, dated March 31, 2000, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.57 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.34
Agreement of Lease, dated August 15, 2000, between TM Park Avenue Associates and the Registrant, as tenant, on 315 Park Avenue South, New York, New York (incorporated by reference to Exhibit 10.63 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.35
First Amendment to the Lease between Registrant, as tenant, and TM Park Avenue Associates dated August 16, 2000, on 315 Park Avenue South, New York, New York (incorporated by reference to Exhibit 10.35 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
12.1	Computation of ratio of earnings to fixed charges.*
23.1	Consent of KPMG LLP.*
24.1	Power of Attorney.*
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Filed herewith.

(b)
Reports on Form 8-K

        On October 3, 2002, we filed a Current Report on Form 8-K reporting that CSFB would report an operating loss in the third quarter, that Standard & Poor's Ratings Services placed on credit watch with negative implications our AA- long-term debt rating and our A-1+ short-term debt rating and that Fitch Ratings changed the ratings outlook for our AA- long-term debt rating to negative from stable.

        On November 26, 2002, we filed a Current Report on Form 8-K attaching a press release issued by CSFB on its writedown of notes issued by affiliates of National Century Financial Enterprises, Inc.

        On November 26, 2002, we filed a Current Report on Form 8-K reporting that Standard & Poor's Ratings Services lowered our long-term debt rating from AA- to A+ and our short-term debt rating from A-1+ to A-1.

        On December 23, 2002, we filed a Current Report on Form 8-K reporting that CSFB reached an agreement in principle with the SEC, the NASD, the NYAG, the MSD and the North American Securities Administrators Association to resolve their investigations of CSFB relating to research analyst independence and the allocation of shares in IPOs to corporate executives and directors.

        On January 8, 2003, we filed a Current Report on Form 8-K reporting our agreement to sell Pershing to The Bank of New York Company, Inc.

        On January 22, 2003, we filed a Current Report on Form 8-K attaching a CSG press release on CSG's expected fourth-quarter and year-end financial results, including for CSFB, and reporting information on our expected results.

        On February 19, 2003, we filed a Current Report on Form 8-K attaching the Transaction Agreement, dated as of January 7, 2003, between the Company and The Bank of New York Company, Inc. relating to the sale of Pershing and including certain pro forma financial information reflecting the disposition of Pershing.

        On March 21, 2003, we filed a Current Report on Form 8-K reporting CSFBI's transfer of Credit Suisse First Boston Management Corporation to the Company as a capital contribution, and Credit Suisse First Boston Management Corporation's conversion to the Delaware limited liability company Credit Suisse First Boston Management LLC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

ITEMS 14(a)(1) AND 14(a)(2)

Page
CONSOLIDATED FINANCIAL STATEMENTS
Credit Suisse First Boston (USA), Inc. and Subsidiaries
Independent Auditors' Report	F-2
Consolidated Statements of Financial Condition	F-3
Consolidated Statements of Operations	F-5
Consolidated Statements of Changes in Stockholders' Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-9
FINANCIAL STATEMENT SCHEDULE
Schedule I—Condensed Financial Statements of Registrant (Parent Company Only)
Condensed Statements of Financial Condition	F-59
Condensed Statements of Operations	F-60
Condensed Statements of Cash Flows	F-61
Notes to Condensed Financial Statements	F-62

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Credit Suisse First Boston (USA), Inc.

        We have audited the accompanying consolidated statements of financial condition of Credit Suisse First Boston (USA), Inc. and subsidiaries (formerly known as Donaldson, Lufkin and Jenrette, Inc. and subsidiaries) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002, and the related financial statement schedule. These consolidated financial statements and related financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Credit Suisse First Boston (USA), Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
New York, New York

February 19, 2003

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In millions)

ASSETS

	December 31, 2002	December 31, 2001
Cash and cash equivalents (includes cash segregated for regulatory purposes of $24 and $86, respectively)	$477	$1,752
Collaterized short-term financings:
Securities purchased under agreements to resell	51,996	50,282
Securities borrowed	71,296	68,232
Receivables:
Customers	829	4,842
Brokers, dealers and other	7,012	11,482
Financial instruments owned:
U.S. government and agencies (includes securities pledged as collateral of $23,275 and $21,639, respectively)	31,891	30,836
Corporate debt (includes securities pledged as collateral of $9,938 and $9,765, respectively)	12,121	13,420
Mortgage whole loans (includes loans pledged as collateral of $8,556 and $4,997, respectively)	9,465	6,846
Equities (includes securities pledged as collateral of $6,305 and $5,917, respectively)	9,706	11,142
Commercial paper	619	582
Private equity and other long-term investments	873	963
Derivatives contracts	3,675	2,109
Other	3,211	2,085
Net deferred tax asset	1,585	2,200
Office facilities at cost (net of accumulated depreciation and amortization of $893 and $683, respectively)	482	759
Goodwill and other intangible assets	329	249
Loans receivable from parent and affiliates	17,173	7,631
Other assets and deferred amounts	2,098	1,974
Assets held for sale	11,547	—

Total assets	$236,385	$217,386

See accompanying notes to consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In millions, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2002	December 31, 2001
Commercial paper and short-term borrowings	$11,933	$9,287
Collateralized short-term financings:
Securities sold under agreements to repurchase	107,898	96,101
Securities loaned	24,178	27,105
Payables:
Customers	2,912	11,593
Brokers, dealers and other	8,692	12,816
Financial instruments sold, not yet purchased:
U.S. government and agencies	22,706	20,888
Corporate debt	3,315	3,402
Equities	3,240	3,063
Derivatives contracts	2,178	2,090
Other	335	345
Obligation to return securities received as collateral	896	1,034
Accounts payable and accrued expenses	3,194	4,441
Other liabilities	3,150	2,670
Long-term borrowings	23,094	15,663
Liabilities held for sale	10,947	—

Total liabilities	228,668	210,498

Stockholders' Equity:
Preferred stock, 50,000,000 shares authorized Series B preferred stock, at $50.00 per share liquidation preference (88,500 and 90,000 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively)	4	5
Common stock ($0.10 par value; 50,000 shares authorized; 1,100 shares issued and outstanding)	—	—
Paid-in capital	6,717	6,064
Retained earnings	1,152	891
Accumulated other comprehensive loss	(156)	(72)

Total stockholders' equity	7,717	6,888

Total liabilities and stockholders' equity	$236,385	$217,386

See accompanying notes to consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In millions)

	Year Ended December 31,
	2002	2001	2000
Revenues:
Principal transactions-net	$(467)	$1,174	$527
Investment banking and advisory	2,438	2,975	2,693
Commissions	1,205	1,164	1,041
Interest and dividends, net of interest expense of $5,295, $9,847 and $6,812, respectively	2,028	1,013	424
Other	535	205	83

Total net revenues	5,739	6,531	4,768

Expenses:
Employee compensation and benefits	3,045	4,313	3,915
Occupancy and equipment rental	445	533	306
Brokerage, clearing and exchange fees	264	292	171
Communications	194	258	170
Professional fees	225	346	222
Merger-related and restructuring costs	338	476	1,104
Other operating expenses	919	668	748

Total expenses	5,430	6,886	6,636

Income (loss) from continuing operations before provision (benefit) for income taxes, discontinued operations, extraordinary items and cumulative effect of a change in accounting principle	309	(355)	(1,868)
Provision (benefit) for income taxes	137	(119)	(579)

Income (loss) from continuing operations before discontinued operations, extraordinary items and cumulative effect of a change in accounting principle	172	(236)	(1,289)

Discontinued operations:
Income from discontinued operations	136	140	346
Provision for income taxes	47	49	121

Income from discontinued operations, net of income taxes	89	91	225

Income (loss) before extraordinary items and cumulative effect of a change in accounting principle	261	(145)	(1,064)
Loss on early extinguishment of debt, net of income tax benefit of ($5)	—	—	(12)

Income (loss) before cumulative effect of a change in accounting principle	261	(145)	(1,076)
Cumulative effect of a change in accounting principle, net of income tax provision of $0.3	—	1	—

Net income (loss)	$261	$(144)	$(1,076)

See accompanying notes to consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2002, 2001 and 2000

(In millions)

	Preferred Stock	CSFB (USA) Common Stock	CSFBdirect Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balances at December 31, 1999	$375	$—	$2	$1,322	$2,206	$2	$3,907
Net loss	—	—	—	—	(1,076)	—	(1,076)
Foreign currency translation adjustment	—	—	—	—	—	(9)	(9)

Total comprehensive loss	—	—	—	—	—	—	(1,085)

Issuance of shares in consideration of transfer of CSFB LLC	—	—	—	2,538	—	—	2,538
Dividend of DLJ Asset Management Group to parent	—	—	—	—	(29)	—	(29)
Dividends:
CSFB (USA) common stock	—	—	—	—	(16)	—	(16)
Preferred stock	—	—	—		(21)	—	(21)
CSG share plan activity	—	—	—	299	—	—	299
Exercise of stock options	—	—	—	373	—	—	373
Tax benefit on exercise of stock options	—	—	—	406	—	—	406
Shares tendered to employee trust	—	—	—	123	—	—	123
Conversion of restricted stock units	—	—	—	11	—	—	11

Balances at December 31, 2000	375	—	2	5,072	1,064	(7)	6,506

Net loss	—	—	—	—	(144)	—	(144)
Foreign currency translation adjustment	—	—	—	—	—	(1)	(1)
Change in accounting principle (SFAS 133)	—	—	—	—	—	(1)	(1)
Increase in pension liability, net of tax benefit of ($34)	—	—	—	—	—	(63)	(63)

Total comprehensive loss	—	—	—	—	—	—	(209)

Capital contribution of CSFB Capital Holdings, Inc	—	—	—	34	—	—	34
Retirement of CSFBdirect stock	—	—	(2)	2	—	—	—
Redemption of series A preferred stock	(200)	—	—	—	—	—	(200)
Tender offer for series B preferred stock	(170)	—	—	—	(8)	—	(178)
Preferred stock dividends	—	—	—	—	(21)	—	(21)
Tax benefit on CSG share plan activity	—	—	—	37	—	—	37
CSG share plan activity	—	—	—	919	—	—	919

Balances at December 31, 2001	5	—	—	6,064	891	(72)	6,888

Net income	—	—	—	—	261	—	261
Foreign currency translation adjustment	—	—	—	—	—	6	6
Increase in pension liability, net of tax benefit of ($49)	—	—	—	—	—	(90)	(90)

Total comprehensive income	—	—	—	—	—	—	177

Repurchase of series B preferred stock	(1)	—	—	—	—	—	(1)
Tax expense on CSG share plan activity	—	—	—	(7)	—	—	(7)
CSG share plan activity	—	—	—	660	—	—	660

Balances at December 31, 2002	$4	$—	$—	$6,717	$1,152	$(156)	$7,717

See accompanying notes to consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(In millions)
Cash flows from operating activities:
Net income (loss)	$261	$(144)	$(1,076)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Extraordinary loss on early extinguishment of debt	—	—	17
Net pre-tax gain on sale of certain broker-dealer subsidiaries	(528)	—	—
Depreciation and amortization	20	(360)	(293)
CSG share plan activity	660	919	299
Shares tendered to employee trust	—	—	123
Deferred taxes	274	(345)	(1,200)
Other, net	6	(2)	(9)
(Increase) decrease in operating assets:
Securities borrowed	(3,058)	9,072	(46,955)
Receivables from customers	582	4,149	(320)
Receivables from brokers, dealers and other	5,298	(2,275)	(3,033)
Financial instruments owned	(2,655)	(3,099)	(35,823)
Other assets and deferred amounts	(2)	322	(346)
Increase (decrease) in operating liabilities:
Securities loaned	(4,514)	(8,493)	24,056
Payables to customers	(1,712)	(526)	4,326
Payables to brokers, dealers and other	(3,025)	(763)	8,798
Financial instruments sold not yet purchased	2,018	(2,404)	19,249
Obligation to return securities received as collateral	(138)	1,034	—
Accounts payable and accrued expenses	(1,247)	(3,047)	4,193
Other liabilities	439	1,250	405

Net cash (used in) operating activities	$(7,321)	$(4,712)	$(27,589)

See accompanying notes to consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(In millions)
Cash flows from investing activities:
Net (payments for) proceeds from:
Loans receivable from parent and affiliates	$(9,542)	$(4,531)	$(3,100)
Sale of broker-dealer subsidiaries	674	—	—
Capital contribution of CSFB Capital Holdings, Inc.	—	34	—
Transfer of CSFB LLC from parent	—	—	2,538
Acquisition of goodwill, net	—	—	(262)
Office facilities	(134)	87	(560)
Purchase of subsidiary	(70)	—	—

Net cash (used in) investing activities	(9,072)	(4,410)	(1,384)

Cash flows from financing activities:
Net proceeds from (payments for):
Short-term borrowings	2,897	(11,531)	19,460
Redemption of preferred trust securities	—	(200)	—
Redemption of Series A preferred stock	—	(200)	—
Repurchase of Series B preferred stock	(1)	(178)	—
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	6,929	15,253	3,630
CSFBdirect common stock	—	(2)	—
Issuances of long-term borrowings	10,363	10,562	2,772
Redemptions/maturities of long-term borrowings	(3,852)	(1,487)	(538)
Subordinated loan agreements	—	(4,150)	4,150
Cash dividends	—	(21)	(37)
Dividend of DLJAM to parent	—	—	(29)
Exercise of stock options	—	—	373

Net cash provided by financing activities	16,336	8,046	29,781

Increase (decrease) in cash and cash equivalents	(57)	(1,076)	808
Cash and cash equivalents included in assets held for sale	(1,218)	—	—
Cash and cash equivalents at beginning of period	1,752	2,828	2,020

Cash and cash equivalents at end of period	$477	$1,752	$2,828

Supplemental Statement of Cash Flows Information
Supplemental schedule of non-cash investing and financing activities:
Capital contribution of Madison Purchasing Corp.
Fair value of assets contributed	$432
Less: liabilities assumed	432

Capital contribution of Madison Purchasing Corp.	$—

Capital contribution of CSFB Capital Holdings, Inc.
Fair value of assets contributed		$67
Less: liabilities assumed		33

Capital contribution of CSFB Capital Holdings, Inc.		$34

Transfer of CSFB LLC from parent
Fair value of assets acquired			$168,387
Less: liabilities assumed			165,849

Transfer of CSFB LLC from parent			$2,538

See accompanying notes to consolidated financial statements

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002

1. Summary of Significant Accounting Policies

        The consolidated financial statements include Credit Suisse First Boston (USA), Inc., formerly known as Donaldson, Lufkin and Jenrette, Inc. ("DLJ"), and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. The Company is a wholly owned subsidiary of Credit Suisse Group ("CSG"). On August 30, 2000, CSG, a corporation organized under the laws of Switzerland, agreed to acquire DLJ (the "Acquisition"). Pursuant to a tender offer, a CSG subsidiary purchased all the outstanding shares of DLJ's common stock of the series designated Donaldson, Lufkin & Jenrette, Inc.—DLJ Common Stock. After the shares were tendered, the shares held by AXA, S.A., DLJ's ultimate parent at the time, and certain affiliates of AXA, were purchased by the CSG subsidiary. On November 3, 2000, DLJ became an indirect wholly owned subsidiary of CSG. Any unexercised or unvested stock options of DLJ as of the closing date were converted into CSG stock options. After the Acquisition, DLJ changed its name to Credit Suisse First Boston (USA), Inc.

        CSG accounted for the Acquisition using the purchase method of accounting. However, because the Company had significant preferred stock and public debt outstanding at the time of the Acquisition, no adjustments of the historical carrying values of the Company's assets and liabilities to reflect the Acquisition were recorded in the Company's historical financial statements. Similarly, although the Acquisition gave rise to goodwill, none of this goodwill was "pushed down" to the Company. The goodwill associated with the Acquisition was recorded in the financial statements of CSG but does not affect the Company's results of operations.

        On November 3, 2000, in conjunction with the closing of the Acquisition, the Company's immediate parent, Credit Suisse First Boston, Inc. ("CSFBI"), transferred all of the outstanding shares of Credit Suisse First Boston LLC ("CSFB LLC"), formerly Credit Suisse First Boston Corporation, a U.S. registered broker-dealer that was a direct wholly owned subsidiary of CSFBI, to the Company in exchange for newly issued shares of the Company. This was the final step in a series of transfers (collectively, the "Transfer") that was initiated by CSG and the Company on October 6, 2000 with a view to integrating their respective businesses. The consideration received was the fair market value of the financial assets and liabilities at the date of the Transfer. As a result of the Transfer, CSFB LLC became a direct wholly owned subsidiary of the Company. Since the transfer of CSFB LLC was between entities under common control, it has been accounted for at historical cost in the accompanying consolidated financial statements. Accordingly, the operating results of CSFB LLC have been included in the Company's consolidated financial statements from the date of the Transfer. The results of operations for CSFB LLC for two months of 2000 and for the full years of 2001 and 2002 are included in the consolidated financial statements; consequently, results of operations in periods after the Transfer may not be comparable with periods before the Transfer.

        The Company is a leading integrated investment bank serving institutional, corporate, government and high-net-worth individual clients. The Company's products and services include securities underwriting, sales and trading, investment banking, financial advisory services, private equity investments, full service brokerage services, derivatives and risk management products and research.

        Basis of financial information.    To prepare consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management must make estimates and assumptions. The reported amounts of assets and liabilities and revenues and expenses are affected by these estimates and assumptions, the most significant of which are discussed in the notes to the consolidated financial statements and related disclosures.

        Certain reclassifications have been made to prior year consolidated financial statements to conform to the 2002 presentation. The most significant reclassification involves the operations of the Company's Pershing unit, which the Company has agreed to sell to The Bank of New York Company, Inc. pursuant to a definitive agreement. The sale is expected to close in the first half of 2003, subject to regulatory approvals and other conditions. In accordance with Statement of Financial Accounting Standards (hereinafter "SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Pershing operations are presented as "Discontinued operations" for all periods presented in the consolidated statements of operations and as "Assets held for sale" and "Liabilities held for sale" as of December 31, 2002 in the consolidated statements of financial condition. As permitted by generally accepted accounting principles, the consolidated statements of cash flows present the Company's cash flows as if the assets and liabilities of Pershing were not presented as "Assets held for sale" and "Liabilities held for sale" in the consolidated statements of financial condition. Therefore, the cash flows pertaining to discontinued operations have not been reported separately on the consolidated statements of cash flows.

        Cash and cash equivalents.    Cash and cash equivalents include all demand deposits held in banks and certain highly liquid investments with maturities of 90 days or less, other than those held for sale in the ordinary course of business.

        Securities sold under agreements to repurchase and securities purchased under agreements to resell.    Securities sold under agreements to repurchase ("repurchase agreements") and securities purchased under agreements to resell ("resale agreements") are treated as financing arrangements and are carried at contract amounts that reflect the amounts at which the securities will be subsequently repurchased or resold. Interest on such contract amounts is accrued and is included in the accompanying consolidated statements of financial condition in receivables from and payables to brokers, dealers and other. The Company takes possession of the assets purchased under resale agreements and obtains additional collateral when the market value falls below the contract value. Repurchase agreements and resale agreements are presented net in the consolidated statements of financial condition if they are with the same counterparty, have the same maturity date, settle through the same clearing bank and are subject to master netting agreements.

        Securities borrowed and securities loaned.    Securities borrowed and securities loaned are arrangements that are recorded at the amount of cash collateral advanced or received. For securities borrowed, the Company deposits cash, letters of credit or other collateral with the lender. For securities loaned, the Company receives cash or other collateral from the borrower, which collateral is greater than the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned daily and obtains or refunds additional collateral or cash, as necessary.

        Financial instruments.    Substantially all of the Company's financial instruments, assets and liabilities, as well as financial instruments with off-balance sheet risk, are carried at fair values or are carried at amounts that approximate fair value because of their short-term nature. Fair value is estimated at a specific point in time, based on relevant market information or the value of the underlying financial instrument.

        Mortgage whole loans.    Residential mortgage whole loans are carried at fair value with the changes in fair value included in principal transactions-net in the consolidated statements of operations with the exception of certain residential mortgage whole loans that are held for sale and are carried at the lower of cost or market. Commercial mortgage whole loans are carried at the lower of aggregate cost or fair value. The amount by which aggregate cost exceeds fair value is reflected in principal transactions-net in the consolidated statements of operations. Management determines estimated fair value by taking into consideration, among other things, the use of discounted cash flows or model pricing. Purchases and sales of mortgage whole loans are recorded on a settlement date basis. Interest is accrued on all mortgage whole loans with the exception of those that are 120 days delinquent, as reported by the servicer.

        Principal transactions.    Principal securities transactions are recorded on a trade date basis. Financial instruments owned/sold not yet purchased, including securities not readily marketable, and all derivatives contracts are carried at fair value, which is based on quoted market prices or estimated fair value. Unrealized gains and losses and realizations on trading in securities, private equity investments, futures, forwards, interest rate swaps and option contracts are reflected in principal transactions-net in the consolidated statements of operations.

        Fair value.    The determination of fair value is fundamental to the Company's financial condition and results of operations and, in certain circumstances, requires management to make complex judgments. Fair value is based generally on listed market prices or broker or dealer price quotations. If prices are not readily determinable or if liquidating the Company's positions is reasonably expected to affect market prices, fair value is based on either internal valuation models or management's estimate of amounts that could be realized under current market conditions, assuming an orderly liquidation over a reasonable period of time. Certain financial instruments, including over-the-counter ("OTC") derivatives contracts, are valued using pricing models that consider, among other factors, contractual and market prices, correlations, time value, credit, yield curve, volatility factors and/or prepayment rates of the underlying positions. The use of different pricing models and assumptions could produce materially different estimates of fair value.

        Derivatives instruments—trading.    All trading derivative instruments, including OTC derivatives contracts, are carried at fair value with changes in unrealized gains and losses, as well as realized gains and losses, included in principal transactions-net, in the consolidated statements of operations. Cash flows from these derivatives instruments are included as operating activities in the consolidated statements of cash flows. See Note 12 for more information.

        Derivative instruments—nontrading.    The Company manages its interest rate exposure on its fixed-rate debt by using interest rate swaps that qualify for hedge accounting under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"). These financial instruments are accounted for as fair value hedges, with changes in fair value of both the derivative and the hedged item included in other revenues in the consolidated statements of operations. Cash flows from these derivatives are included in operating activities in the consolidated statements of cash flows. See Note 12 for more information.

        Variable prepaid forwards.    Variable Prepaid Forwards ("VPFs") are a form of OTC hybrid transactions pursuant to which the Company purchases a variable number of shares of common stock from a customer on a forward basis. At inception, the Company pays the customer a dollar amount based on the underlying value of the common stock. At the maturity of the transaction, the Company receives a variable number of shares (or an amount in cash equal to the value of such variable number of shares, with a maximum share cap) from the customer based on the market price of the shares at maturity. VPFs allow customers to monetize their stock position. The VPFs provide market risk protection through an equity collar that, among other things, protects the customer against decreases in the value of the underlying common stock. The VPFs are generally long-dated and have maturities of three to ten years. VPFs are carried at fair value and are included in other financial instruments owned in the consolidated statements of financial condition and had a fair value of $2.8 billion and $1.3 billion at December 31, 2002 and December 31, 2001, respectively.

        Commissions.    Commissions are recorded in the consolidated statements of operations on a trade date basis.

        Investment banking underwriting revenues and fees.    Investment banking underwriting revenues and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent, are recorded in investment banking and advisory in the consolidated statements of operations. Investment banking revenues from fees earned for providing merger and acquisition and other advisory services are also recorded in investment banking and advisory in the consolidated statements of operations. Investment banking fees are recorded at the time the transactions are substantially completed.

        Translation of foreign currencies.    Assets and liabilities of foreign subsidiaries denominated in foreign currencies are translated at exchange rates prevailing at the date of the consolidated statements of financial condition. Revenues and expenses are translated at average exchange rates during the period. Gains and losses from translating foreign currency financial statements into U.S. dollars are included as accumulated other comprehensive income (loss) in stockholders' equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations.

        Private equity and other long-term investments.    Private equity and other long-term investments generally have no readily available market or may be otherwise restricted as to resale under the Securities Act of 1933; therefore, these investments are carried at estimated fair value. Fair value for private equity and other long-term investments is based upon a number of factors including readily available market quotes with appropriate adjustments for liquidity due to holding large blocks and/or for having trading restrictions, the most recent round of financings, an earnings multiple analysis using comparable companies, discounted cash flow analysis or based on periodic statements received from the general partner of the fund. Changes in net unrealized appreciation/depreciation arising from changes in fair value and gains and losses realized upon sale are reflected in principal transactions-net in the consolidated statements of operations. The Company's subsidiaries, acting as general partner, manage many private equity partnerships. When the investment performance on CSFB-managed private equity partnerships exceeds specific thresholds, the Company may be entitled to receive a carried interest distribution. Carried interest gains are based on the cumulative investment performance over the life of each partnership. The Company may be required to return carried interest gains previously distributed by the partnership if the investment underperforms following the distribution of carried interest gains. See Notes 9 and 19 for more information.

        Office facilities.    Office facilities are carried at cost and are depreciated on a straight-line basis over their estimated useful life of three to eight years. Leasehold improvements are amortized over the lesser of the useful life of the improvement or term of the lease. Exchange memberships owned by the Company are included in other assets in the consolidated statements of financial condition and are carried at cost unless permanently impaired.

        Goodwill and other intangible assets.    Goodwill consists primarily of historical amounts related to CSFB LLC that arose prior to its transfer to the Company by CSFBI, and to the acquisition of Holt Value Associates, L.P., a leading provider of independent research and valuation services, on January 31, 2002. See Note 22 for more information.

        Software costs.    In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," certain costs incurred in connection with internal-use software projects are capitalized and amortized over the expected useful life of the asset.

        Stock-based compensation.    The CSG Share Plan (the "Plan") provides for equity-based awards to the Company's employees based on CSG shares. Pursuant to the Plan, employees of the Company may be granted, as compensation, stock or other equity-based awards. The Plan includes a provision to deliver CSG shares to the employees as compensation for services performed. Stock awards are included in employee compensation and benefits expense in the consolidated statements of operations in the period in which the awards are earned by the employees. CSFBI purchases the stock from CSG and does not currently require reimbursement from the Company for these awards, and therefore amounts are considered a capital contribution to the Company and credited to paid-in-capital.

        The Plan also provides for the awarding of options on CSG shares. The Company accounts for stock option awards in accordance with the intrinsic value-based method in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), rather than the fair value-based method in SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with APB No. 25, compensation expense is not recognized for stock options that have no intrinsic value on the date of grant. There are no charges to earnings upon grant or exercise of fixed stock options. The options are purchased from CSG by CSFBI. CSFBI does not require reimbursement from the Company for the purchase of the options and therefore, the Company had no obligation with respect to these options. Management is evaluating the impact of adopting the recognition requirements of SFAS 123, as amended. See Notes 5 and 17 for more information.

        Other non-cash compensation includes ROE units, the value of which is tied to the return on equity of CSFB over a three-year period. No liability was accrued for these awards for the year ended December 31, 2002.

        Income taxes.    The Company is included in the consolidated federal income tax return and combined state and local income tax returns filed by CSFBI. CSFBI allocates federal, state and local income taxes to its subsidiaries on a separate return basis. Prior to the Acquisition, the Company filed its own U.S. consolidated federal income tax return.

        The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred income taxes are recorded for the future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. See Note 6 for more information.

        New accounting pronouncements.    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill and indefinite-lived intangible assets be reviewed annually for impairment instead of being amortized to earnings. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment. Effective January 1, 2002, the Company adopted SFAS 142. The Company completed the transitional impairment test of goodwill as of January 1, 2002 and determined that there was no impairment to goodwill and no effect on the Company's consolidated financial condition or results of operations as of January 1, 2002. Subsequent goodwill impairment testing showed no impairment and no effect on the Company's consolidated financial condition or results of operations as of and for the year ended December 31, 2002. See Note 22 for more information.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which replaces FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 requires that long-lived assets that are "held for sale" be measured at the lower of carrying amount or fair value less cost to sell. SFAS 144 also broadens the reporting requirements for discontinued operations. Effective January 1, 2002, the Company adopted SFAS 144. See Note 2 for more information on discontinued operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with restructurings, discontinued operations, plant closings or other exit or disposal activities. The statement is effective for exit or disposal activities initiated after December 31, 2002.

        In November 2002, the FASB issued Statement of Financial Accounting Standards Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 requires additional disclosures by a guarantor in its financial statements about its obligations under certain of its guarantees. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken in issuing such guarantees. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and initial measurement provisions are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure requirements of FIN 45 for the financial statements as of December 31, 2002. See Note 19 for more information.

        FIN No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" ("FIN 46") was issued on January 17, 2003. FIN 46 provides guidance for determining whether a company must consolidate entities where a majority of voting equity is not adequate for making the determination either because voting equity does not exist or because the entity's decisions are so restricted that decisions are irrelevant. The FASB has named these entities "variable interest entities" or "VIEs." The guidance in FIN 46 is applicable for many special-purpose entities and any other entity, not explicitly excluded from the scope, that does not meet the criteria set out in FIN 46 for determining whether analysis based on a majority of voting equity is appropriate. Under FIN 46, a party must consolidate a VIE if it is the primary beneficiary, defined as an entity that participates in the majority of expected losses or expected residual returns, or both. Generally, FIN 46 does not require consolidation of qualifying special purpose entities ("QSPEs") that meet the requirements of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). See Notes 7 and 20 for more information on the Company's QSPEs.

        The consolidation requirements of FIN 46 are applicable to all VIEs created after January 31, 2003. For entities that existed before February 1, 2003, the Company must review them under FIN 46 by July 1, 2003. FIN 46 imposes immediate disclosure requirements for all financial statements issued after January 31, 2003. The most significant of these disclosures relate to VIEs for which the Company believes consolidation on July 1, 2003 is "reasonably possible". See Note 20 for more information.

        During the fourth quarter of 2002, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" ("EITF 02-3"). Under EITF 02-3 an entity cannot recognize a dealer profit or unrealized gain or loss at inception of a derivative transaction unless the valuation underlying the unrealized gain or loss is evidenced by (a) quoted market prices in an active market, (b) observable prices of other current market transactions or (c) other observable data supporting a valuation technique. The adoption of EITF No. 02-3 did not have a material impact on the Company's consolidated financial statements for the year ended December 31, 2002.

        Recent Developments.    On January 31, 2002, the Company acquired the assets of Holt Value Associates, L.P., a leading provider of independent research and valuation services to asset managers, which was integrated with CSFBEdge, the Company's online research and valuation database service.

        In the first quarter of 2002, the Company sold three of its broker-dealers, CSFBdirect LLC, DLJdirect Ltd. and Autranet, LLC. As a result, the Company recorded a pre-tax gain of $528 million in the quarter ended March 31, 2002, which is reflected in other revenue in the consolidated statements of operations.

        On August 30, 2002, the Company sold certain assets of Olympus Servicing L.P., an indirect subsidiary and owner of the Company's mortgage servicing operations, to Fairbanks Capital Corp. The terms of the sale included the sale of the subprime servicing rights of DLJ Mortgage Capital, Inc., a wholly owned subsidiary of the Company. The Company also received cash for the sale of interim servicing rights related to higher credit quality mortgage loans and certain other assets. All assets were sold at fair market value, which approximated carrying value.

        On September 30, 2002, CSFBI contributed all of the issued and outstanding shares of Madison Purchasing Corp. ("MMP") to the Company in order to achieve certain administrative efficiencies. MMP is engaged in the business of purchasing and owning leasehold improvements, furniture and fixtures and technology assets. Simultaneous with the contribution of MMP to the Company, MMP was merged with Donaldson Leasing Corp., a subsidiary of the Company. MMP is the surviving entity.

        On January 7, 2003, the Company entered into a definitive agreement to sell its Pershing unit, which is part of the Financial Services segment, to The Bank of New York Company, Inc. for $2 billion in cash, with the repayment of a $480 million subordinated loan and an additional contingent payment of up to $50 million based on future performance. The transaction is expected to close in the first half of 2003, subject to regulatory approvals and other conditions. The transaction will generate a pre-tax gain and an after-tax gain on the sale of approximately $1.4 billion and $857 million, respectively. The Company has presented the assets and liabilities of its Pershing unit as "Assets held for sale" and "Liabilities held for sale" as of December 31, 2002 in the consolidated statement of financial condition. The operating results of the Pershing unit have been presented as "Discontinued operations" for all periods presented in the consolidated statements of operations. See Note 2 for more information.

        On January 17, 2003, the Company's principal U.S. broker-dealer, Credit Suisse First Boston Corporation, was converted to the Delaware limited liability company CSFB LLC. The sale of Pershing will be structured as a sale of the Company's U.S. broker-dealer, Donaldson, Lufkin, & Jenrette Securities Corporation (which was converted to the Delaware limited liability company Pershing LLC on January 17, 2003), and certain other subsidiaries through which the Pershing business is conducted. In anticipation of the sale, the businesses of Pershing LLC that were not part of the Pershing business, principally the Private Client Services business, were transferred to CSFB LLC or other subsidiaries in the first quarter of 2003.

2. Discontinued Operations

        On January 7, 2003, the Company entered into a definitive agreement to sell its Pershing unit to The Bank of New York Company, Inc. See Note 1 for more information.

        In accordance with SFAS 144, the Company presented the assets and liabilities of its Pershing unit as of December 31, 2002 as "Assets held for sale" and "Liabilities held for sale" in the consolidated statement of financial condition. As a result, the consolidated statements of financial condition for prior periods may not be comparable. The operating results of the Pershing unit for all periods presented were presented as "Discontinued operations" in the consolidated statements of operations.

2. Discontinued Operations (Continued)

        The following table summarizes the results of operations of Pershing for the years ended December 31, 2002, 2001 and 2000.

	Year Ended December 31,
	2002	2001	2000
	(In millions)
Total net revenues	$822	$1,027	$1,262
Total expenses	686	887	916

Income from discontinued operations before provision for income taxes	$136	$140	$346

        The following table presents Pershing's "Assets held for sale" and "Liabilities held for sale" as of December 31, 2002.

December 31, 2002
(In millions)
ASSETS HELD FOR SALE
Cash and cash equivalents	$1,218
Collateralized short-term financings:
Securities purchased under agreements to resell	3,445
Securities borrowed	1,932
Receivables:
Customers	3,431
Brokers, dealers and other	1,070
Financial instruments owned	172
Other assets and deferred amounts	279

Total assets held for sale	$11,547

LIABILITIES HELD FOR SALE
Commercial paper and short-term borrowings	$251
Collateralized short-term financings:
Securities sold under agreements to repurchase	291
Securities loaned	351
Payables:
Customers	6,969
Brokers, dealers and other	1,100
Financial instruments sold not yet purchased	32
Other liabilities	1,473
Long-term borrowings	480

Total liabilities held for sale	$10,947

3. Merger-Related Costs

        Merger-related costs represent retention awards related to the Acquisition, which are being expensed over the vesting period. The vesting period is generally three years. During the year ended

December 31, 2002, the expected retention awards for 2003 decreased by $35 million, reflecting terminations and forfeitures in 2002. The remaining retention awards of $166 million at December 31, 2002 are expected to be charged against earnings in the following periods:

Amounts to be Charged (In millions)
2003	$146
2004	20

$166

4. CSFBdirect Common Stock

        CSFBdirect common stock was the series of common stock issued by the Company that tracked the performance of the online brokerage unit, CSFBdirect.

        On August 21, 2001, CSFBdirect Acquisition Corp., a wholly owned subsidiary of CSFBI, completed a tender offer to acquire the 18.4 million shares of CSFBdirect common stock owned by the public for $6.00 per share in cash, or a total of approximately $110.4 million. The Company effected a short-form merger to acquire the shares, deregistered and delisted the shares of CSFBdirect common stock from the New York Stock Exchange, Inc. (the "NYSE") and retired all shares. Subsequent to completing the tender offer, CSFBdirect Acquisition Corp. was merged into the Company with the Company as the surviving entity. No earnings per share information is presented.

5. Related Party Transactions

        CSG, through CSFBI, owns all of the Company's outstanding voting common stock. The Company is involved in significant financing and other transactions, and has significant related party balances with Credit Suisse First Boston, a Swiss bank subsidiary of CSG and an indirect parent of the Company, and certain of its subsidiaries and affiliates. The Company enters into these transactions in the ordinary course of business and believes that these transactions are generally on market terms that could be obtained from unrelated third parties.

        The following table sets forth related party assets and liabilities. The Company has presented the assets and liabilities of Pershing as of December 31, 2002 as "Assets held for sale" and "Liabilities held for sale" in the consolidated statements of financial condition and has excluded, in the table below, transactions between Pershing and any CSG affiliate, including the Company, as of December 31, 2002.

As a result, the information for the years ended December 31, 2002 and 2001 presented below may not be comparable:

	December 31, 2002	December 31, 2001
	(In millions)
Securities purchased under agreements to resell	$4,382	$2,740
Securities borrowed	1,409	1,552
Receivables from customers	188	—
Receivables from brokers, dealers and other	407	—
Derivatives contracts	1,987	710
Taxes receivable (included in other assets and deferred amounts)	492	8
Loans receivable from parent and affiliates	17,173	7,631

Total assets	$26,038	$12,641

Securities sold under agreements to repurchase	$14,396	$13,994
Securities loaned	11,503	12,604
Short-term borrowings	9,775	7,136
Payables to brokers, dealers and other	366	2,172
Derivatives contracts	610	709
Taxes payable (included in other liabilities)	771	959
Intercompany payables (included in other liabilities)	927	598

Total liabilities	$38,348	$38,172

        The following table sets forth the assets and liabilities of Pershing that are receivable from or payable to the Company at December 31, 2002. The assets and liabilities of Pershing at December 31, 2002, including amounts receivable from or payable to the Company, are presented as "Assets held for sale" and "Liabilities held for sale" in the consolidated statement of financial condition.

December 31, 2002
(In millions)
Assets held for sale:
Securities purchased under agreements to resell	$1,885
Securities borrowed	1,687
Brokers, dealers and other	1
Other assets	18

Total assets	$3,591

Liabilities held for sale:
Securities sold under agreements to repurchase	$74
Securities loaned	251
Brokers, dealers and other	1
Other liabilities	1,412
Subordinated debt	480

Total liabilities	$2,218

        In addition, Pershing had other liabilities of $34 million at December 31, 2002 with CSG, its subsidiaries and affiliates outside the Company, which are included in "Liabilities held for sale" in the consolidated statement of financial condition.

        Included in the consolidated statements of operations are revenues and expenses resulting from various securities trading, investment banking and financing activities with certain affiliates, as well as fees for administrative services performed by the Company under the terms of various service agreements. Service fees earned are treated as a reduction of other operating expenses in the consolidated statements of operations.

        The following table sets forth the Company's related party revenues and expenses, excluding transactions with Pershing for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31,
	2002	2001	2000
	(In millions)
Commissions	$(29)	$(48)	$(39)
Net interest expense	(232)	(1,317)	(2,222)

Total revenues	$(261)	$(1,365)	$(2,261)

Other operating expenses	$(149)	$(180)	$(16)

Total expenses	$(149)	$(180)	$(16)

        The following table sets forth revenues and expenses of Pershing from the Company for the years ended December 31, 2002, 2001 and 2000. The operating results of Pershing for these periods are presented as "Discontinued operations" in the consolidated statements of operations.

	Year Ended December 31,
	2002	2001	2000
	(In millions)
Commissions	$6	$10	$27
Net interest income	18	(49)	(172)

Total revenues	$24	$(39)	$(145)

        In addition, for the year ended December 31, 2002, Pershing had revenues of $17 million from CSG, its subsidiaries and affiliates outside the Company. There were no revenues or expenses of Pershing from CSG, its subsidiaries and affiliates outside the Company for the years ended December 31, 2001 and 2000.

        Pursuant to an agreement, the Company sold at cost, without recourse, to CSFBI, the right, title and interest in certain assets with an aggregate value of $342 million and $216 million for the years ended December 31, 2002 and December 31, 2001, respectively.

        The Plan provides for equity-based awards to the Company's employees based on CSG shares. Pursuant to the Plan, employees of the Company may be granted, as compensation, stock or other equity-based awards. The provisions of the Plan include a provision to deliver CSG shares to the employees as compensation for services performed. CSFBI purchases the shares from CSG but CSFBI does not require reimbursement from the Company for these awards; therefore, amounts are considered a capital contribution to the Company and credited to paid-in-capital. Amounts contributed by CSFBI relating to compensation expense for the years ended December 31, 2002, 2001 and 2000 were $660 million, $919 million and $299 million, respectively.

        Certain employees of the Company are granted options on CSG stock as part of overall compensation. Approximately 22.5 million options were granted in 2002. Options are subject to certain non-compete, non-soliciting conditions, which conditions to vesting lapse 25% upon issuance, 25% upon the first anniversary of the grant, and the remaining 50% upon the second anniversary of the grant. The options are outstanding for 10 years. The strike price for the 2002 options equals the price of CSG stock at grant date. Total estimated fair value of options granted in 2002 was $170 million as of December 31, 2002. In accordance with the intrinsic value method of APB No. 25, no compensation expense was recognized by the Company for options because they had no intrinsic value on the date of grant. Further, there are no charges to earnings upon exercise of fixed stock options. These options were purchased from CSG by CSFBI. CSFBI does not require reimbursement for the purchase of options; and, therefore, the Company had no obligation with respect to these options. See Note 1 for information on the Company's significant accounting policies.

        The Company sells residential and commercial mortgage loans to an affiliate at market value. The affiliate then securitizes these loans. See Note 7 for more information.

6. Income Taxes

        The Company is included in a consolidated federal income tax return and combined New York State and New York City income tax returns filed by CSFBI. CSFBI allocates federal, state and local income taxes to its subsidiaries on a separate return basis. Any resulting liability is paid currently to CSFBI. Any credits for losses are paid by CSFBI to the Company to the extent that such credits are for tax benefits that have been used in the consolidated federal or combined state and local income tax return. CSFBI allocated to the Company a current income tax benefit of $137 million for the year ended December 31, 2002, a current income tax expense of $226 million for the year ended December 31, 2001 and a current income tax benefit of $83 million for the year ended December 31, 2000 related to continuing operations.

        In 2002, the Company paid $145 million in income taxes and in 2001, the Company received $448 million in refunds. In 2000, the Company paid $100 million in income taxes, including $5 million of federal income tax equivalents to AXA Financial, the Company's former parent.

        Provision (benefit) for income taxes from continuing operations included in the consolidated statements of operations includes the following:

	Year Ended December 31,
	2002	2001	2000
	(In millions)
Current:
U.S. federal	$(176)	$241	$(98)
Foreign	4	1	5
State and local	35	(16)	10

Total current	(137)	226	(83)

Deferred:
U.S. federal	274	(345)	(589)
State and local	—	—	93

Total deferred	274	(345)	(496)

Provision (benefit) for income taxes from continuing operations	$137	$(119)	$(579)

        Excluded from the table above is a provision for income taxes for the years ended December 31, 2002, 2001 and 2000 of $47 million, $49 million and $121 million, respectively, related to discontinued operations.

        Excluded from the table above is a benefit of approximately $5 million from the early extinguishment of debt, which is shown as an extraordinary item in the consolidated statement of operations for the year ended December 31, 2000.

        The following table summarizes the difference between the federal statutory tax rate and the effective tax rate for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31,
	2002		2001		2000
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax (Loss)	Amount	Percent of Pre-tax (Loss)
	(In millions)		(In millions)		(In millions)
Computed "expected" tax provision (benefit)	$108	35.0%	$(124)	(35.0)%	$(654)	(35.0)%
Increase (decrease) due to:
Dividend exclusion	(28)	(9.1)	(35)	(9.8)	(17)	(0.9)
Goodwill and intangibles	—	—	9	2.5	5	0.3
Entertainment expense	6	1.9	10	2.8	4	0.2
Other	28	9.1	31	8.8	16	0.9
State and local taxes, net of Federal income tax effects	23	7.4	(10)	(2.8)	67	3.5

Provision (benefit) for income taxes from continuing operations	$137	44.3%	$(119)	(33.5)%	$(579)	(31.0)%

        Deferred tax assets and deferred tax liabilities are generated by the following temporary differences:

	December 31, 2002	December 31, 2001
	(In millions)
Deferred tax assets:
Inventory	$161	$136
Investments	255	191
Other liabilities and accrued expenses, primarily compensation and benefits	1,392	1,630
Office facilities	21	21
Net operating loss carryforward	—	373
State and local taxes	44	62

Total deferred tax assets	1,873	2,413

Deferred tax liabilities:
Inventory	(51)	(74)
Investments	(128)	(51)
Office facilities	(44)	(2)
Other	(21)	(24)

Total deferred tax liabilities	(244)	(151)

Deferred tax assets net of deferred tax liabilities	1,629	2,262

Valuation allowance for state and local taxes	(44)	(62)

Net deferred tax asset	$1,585	$2,200

        Management has determined that the realization of the recognized gross deferred tax asset of $1.9 billion and $2.4 billion at December 31, 2002 and 2001, respectively, is more likely than not, based on anticipated future taxable income. In addition, for federal income tax purposes, the Company has planning strategies available that may enhance its ability to utilize these tax benefits. However, if estimates of future taxable income are reduced, the amount of the deferred tax asset considered realizable could also be reduced. Further, due to uncertainty concerning the Company's ability to generate the necessary amount and mix of state and local taxable income in future periods, the Company continues to maintain a full valuation allowance against its deferred state and local tax asset, which amounted to $44 million and $62 million at December 31, 2002 and 2001, respectively.

7.    Transfers and Servicing of Financial Assets

        As of December 31, 2002 and 2001, the fair market value of assets that the Company pledged to counterparties was $143.9 billion and $143.5 billion, respectively, of which $48.1 billion and $42.3 billion, respectively, are included in financial instruments owned in the consolidated statements of financial condition. The Company has also received similar assets as collateral where it has the right to re-pledge or sell the assets. As of December 31, 2002 and 2001, the fair market value of the assets pledged to the Company was $141.9 billion and $135.2 billion, respectively. The Company routinely re-pledges or lends these assets to third parties.

        The Company originates and purchases commercial mortgages and purchases residential mortgages for the purpose of securitization. The Company sells these mortgage loans to an affiliate, which transfers the loans to a QSPE. The QSPE issues securities that pay amounts based upon the return on the assets transferred to the QSPE. CSFB LLC is an underwriter of, and makes a market in, these securities. Investors typically have recourse to the assets in the QSPE. The investors and the QSPEs have no recourse to the Company.

        The Company purchases loans and other debt obligations from clients for the purpose of securitization. The loans and other debt obligations are transferred by the Company directly, or indirectly through affiliates, to QSPEs or other VIEs that issue collaterized debt obligations ("CDOs"). The structuring and underwriting related to these CDOs is done by CSFB LLC. The Company believes it is reasonably possible that certain VIEs, in which it holds the majority of expected losses or expected residual returns, or both, will be consolidated upon adoption of FIN 46. The Company does not expect to consolidate other VIEs in which the Company may have significant investments, including equity (less than a majority) and debt but less than the majority of expected losses or expected residual returns, or both. The Company may retain interests in these CDO VIEs in connection with its underwriting and market-making activities. See Notes 1 and 20 for more information.

        The Company's exposure is limited to its retained interest. Retained interests in securitized financial assets are included at fair value in financial instruments owned in the consolidated statements of financial condition. Any changes to the fair value of these retained interests are recognized in the consolidated statements of operations. The fair values of retained interests are determined at initial measurement, as well as in subsequent periods, using present value of estimated future cash flows valuation techniques that incorporate assumptions that market participants customarily use in their estimates of values.

        The following table presents the proceeds and gain or loss related to the securitization of commercial mortgage loans, residential mortgage loans and loans and other debt obligations for the years ended December 31, 2002 and 2001:

	Year Ended December 31, 2002			Year Ended December 31, 2001
	Commercial mortgage loans	Residential mortgage loans(1)	Collateralized debt obligations	Commercial mortgage loans	Residential mortgage loans(1)	Collateralized debt obligations
	(In millions)
Proceeds from new securitizations	$5,082	$24,133	$8,101	$8,703	$13,870	$8,344
Gain (loss) on securitizations(2)	$145	$(120)	$68	$(10)	$47	$104

(1)
Includes residential mortgage loans and asset-backed loans.

(2)
Includes the effects of hedging, underwriting and retained interest gains and losses and excludes all gains or losses, including net interest revenues, on assets prior to securitization. The gains and losses and net interest revenues earned while holding the assets prior to securitization significantly exceeded the losses on securitization.

        During 2000, the Company had gains on securitizations of approximately $43 million related to CDOs. The gains and losses on securitization of commercial mortgages and residential mortgages were negligible.

        The following table sets forth the fair value of retained interests from securitizations at December 31, 2002 and 2001, key economic assumptions used to determine the fair value, and the sensitivity of the current fair value to immediate adverse changes in those assumptions:

	Year Ended December 31,
	2002			2001
	Commercial mortgage loans	Residential mortgage loans	Collateralized debt obligations	Commercial mortgage loans	Residential mortgage loans	Collateralized debt obligations
	(Dollars in millions)
Carrying amount/fair value of retained interests	$579	$852	$437	$733	$1,009	$344
Weighted-average life (in years)	0.4 to 9.74	1.0 to 15.3	4.4 to 11.2	0.3 to 9.3	1.6 to 21.1	0.9 to 11.5
Weighted-average dollar value change for one basis point movement (in yield)	0.039	0.254	0.102	0.025	0.031	0.152
Prepayment speed assumptions ("PSA") (in rate per annum)(2)	N/A(1)	200 PSA to 325 PSA	N/A(1)	N/A(1)	100 PSA to 833 PSA	N/A(1)
Impact on fair value of 10% adverse change	N/A(1)	$7.1	N/A(1)	N/A(1)	$5.4	N/A(1)
Impact on fair value of 20% adverse change	N/A(1)	$7.8	N/A(1)	N/A(1)	$6.9	N/A(1)
Cash flow discount rate (in rate per annum)(3)	9.1%	4.3%	6.9%	6.2%	6.9%	14.6%
Impact on fair value of 10% adverse change	$5.7	$11.5	$6.7	$11.1	$20.2	$1.5
Impact on fair value of 20% adverse change	$11.4	$22.9	$13.4	$22.1	$40.5	$3.1
Expected credit losses (in rate per annum)(4)
Impact on fair value of a 200 basis point increase in credit spread(5)	$0.6	$0.4	$0.1	$1.8	$1.0	$0.1
Impact on fair value of a 500 basis point increase in credit spread(5)	$1.5	$1.1	$0.3	$4.4	$2.5	$0.1

        Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the year ended December 31, 2002 were as follows:

	Commercial mortgage loan	Residential mortgage loan	Collateralized debt obligations
Weighted-average life (in years)	0.4 to 9.74	0.2 to 26.4	1.4 to 11.7
Prepayment speed assumptions (PSA) (in rate per annum)(2)	N/A(1)	200 PSA to 325 PSA	N/A(1)
Cash flow discount rate (in rate per annum)(3)	9.1% to 17.6%	4.3% to 7.5%	6.0% to 11.4%
Expected credit loss (in rate per annum)(4)	N/A(4)	N/A(4)	N/A(4)

(1)
To deter prepayment, commercial mortgage loans typically have prepayment protection in the form of prepayment lock-outs and yield maintenances. In addition, the collateral underlying CDOs that we own typically include prepayment protection in the form of prepayment lock-outs. As a result, prepayment is not considered a significant risk.

(2)
PSA is an industry standard prepayment speed metric used for projecting prepayments over the life of a residential mortgage loan. PSA utilizes the Constant Prepayment Rate ("CPR") assumptions. A 100% prepayment assumption assumes a prepayment rate of 0.2% per annum of the outstanding principal balance of mortgage loans in the first month of life. This increases by 0.2% thereafter during the life of the mortgage loan, leveling off to a constant prepayment rate of 6.0% per annum beginning in the thirtieth month and each month thereafter during the life of the mortgage loan. 100 PSA equals 6 CPR.

(3)
The rate is based on the weighted average yield of the retained interest of the portfolio.

(4)
Expected credit losses are not expected to be significant because substantially all beneficial interests retained represent investment-grade interests.

(5)
The impact of adverse changes presented in this table was calculated based on the non-investment grade retained interests because the expected credit losses on investment grade retained interests were not considered material.

        These sensitivities are hypothetical and do not reflect the benefits of hedging activities and therefore should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption. Changes in one assumption may result in changes in other assumptions (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

8.    Borrowings

        Short-term borrowings are generally demand obligations with interest approximating the federal funds rate, LIBOR or other money market indices. Such borrowings are generally used to facilitate the securities settlement process, to finance securities inventories and to finance securities purchased by customers on margin. At December 31, 2002 and 2001, there were no short-term borrowings secured by Company-owned securities.

        The following table sets forth the Company's securities sold under agreements to repurchase and short-term borrowings and their weighted average interest rates:

	Short-term borrowings December 31,		Weighted average interest rates December 31,
	2002	2001	2002	2001
	(In millions)
Securities sold under agreements to repurchase	$107,898	$96,101	1.40%	1.96%
Bank loans, including from affiliates	$9,851	$8,087	2.04%	3.19%
Commercial paper	$2,082	$1,200	3.83%	3.99%

        The Company had letters of credit of $543 million and $588 million at December 31, 2002 and 2001, respectively, that the Company obtained to satisfy counterparty collateral requirements.

        The Company has two commercial paper programs exempt from registration under the Securities Act of 1933 that allow the Company to issue up to $7.0 billion in commercial paper.

        The following table sets forth the Company's long-term borrowings:

	December 31,
	2002	2001
	(In millions)
Senior notes 4.63%—8.00%, due various dates through 2032	$14,735	$7,548
Medium-term notes 1.69%—7.53%, due various dates through 2032	8,185	7,813
Structured borrowings, 7.06%—7.34%, due various dates through 2014	174	297
Other	—	5

Total long-term borrowings	$23,094	$15,663

Current maturities of long-term borrowings	$3,589	$4,028

8. Borrowings (Continued)

        For the years ended December 31, 2002, 2001 and 2000, interest paid on all borrowings and financing arrangements relating to continuing operations was $4.9 billion, $9.4 billion and $7.3 billion, respectively. For the years ended December 31, 2002, 2001 and 2000, interest paid on all borrowings and financing arrangements related to discontinued operations was $79 million, $388 million and $1.1 billion, respectively. Interest paid on repurchase agreements was $2.7 billion, $6.9 billion and $6.2 billion for the years ended December 31, 2002, 2001 and 2000, respectively. Long-term borrowings included increases of approximately $1.2 billion and $57 million as of December 31, 2002 and 2001, respectively, to the carrying amount of the Company's long-term borrowings associated with fair value hedges under SFAS 133. At December 31, 2002 and 2001, the Company had entered into interest rate and currency swaps on $15 billion and $3.3 billion, respectively, of its long-term borrowings. Substantially all of these swaps qualified as fair value hedges under SFAS 133. See Note 12 for more information.

        The following table sets forth scheduled maturities of all long-term borrowings:

	December 31,
	2002	2001
	(In millions)
2002	$—	$4,028
2003	3,589	2,389
2004	2,203	1,286
2005	2,658	1,627
2006	2,314	2,285
2007	2,412	403
2008-2032	9,918	3,645

Total	$23,094	$15,663

2002 Financings:

        In May 2002, the Company replaced its $3.5 billion revolving credit facility with a 364-day $3.0 billion revolving credit facility available to the Company as borrower. Proceeds from borrowings under this facility can be used for general corporate purposes, and the facility is guaranteed by CSG. The facility contains customary covenants that the Company believes will not impair its ability to obtain funding. At December 31, 2002, no borrowings were outstanding under this facility.

        In April 2002, the Company filed with the Securities and Exchange Commission (the "SEC") a shelf registration statement that allows the Company to issue from time to time up to $10 billion of senior and subordinated debt securities, and warrants to purchase such securities. Under that shelf registration statement, the Company had, at March 27, 2003, approximately $6.5 billion available for issuance.

        In the year ended December 31, 2002, the Company issued both medium-term notes and longer-dated fixed income securities to extend the maturity profile of the Company's debt. For the year ended December 31, 2002, the Company issued $2.75 billion of 6 1/2% notes due 2012, $1.75 billion of 5 3/4% notes due 2007, $1.0 billion of 7 1/8% notes due 2032, $1.4 billion of 4 5/8% notes due 2008 and

$2.7 billion in medium-term notes. For the year ended December 31, 2002, the Company issued $822 million in medium-term notes under a $5 billion Euromarket program established in July 2001.

        During 2002, approximately $3.2 billion of medium-term notes, $650 million of senior notes, $10 million of structured notes and $5 million of other long-term borrowings were repaid.

2001 Financings:

        On April 25, 2001, CSFBI, in a series of transactions, repaid a $3.1 billion loan from the Company with no gain or loss, including accrued interest. Also, the Company's $4.2 billion subordinated loan agreements with CSFBI were repaid by the Company in full with no gain or loss, including accrued interest.

        In May 2001, the Company replaced its $2.8 billion credit facility with a 364-day $3.5 billion revolving credit facility available to the Company and CSFBI as borrowers. At December 31, 2001, no borrowings were outstanding under this facility.

        During the first half of 2001, the Company issued $2.3 billion of medium-term notes off its then existing $3.1 billion shelf.

        In June 2001, the Company filed with the SEC a shelf registration statement that enabled it to issue up to $5.0 billion of senior and subordinated debt securities, preferred stock and warrants. In the third and fourth quarter of 2001, the Company issued $2.25 billion of 5 7/8% senior notes due 2006 and $2.06 billion of medium-term notes off this shelf registration statement.

        In July 2001, the Company established a Euromarket medium-term note program, which enables it to issue up to $5 billion of notes. This program replaced the $1.0 billion Euromarket medium-term note program established in April 2000. During 2001, the Company issued $612.8 million of medium-term notes off this program.

        In October 2001, the Company filed with the SEC a $10.5 billion shelf registration statement that enabled it to issue up to an additional $10.0 billion of senior and subordinated debt securities and warrants. In the fourth quarter of 2001, the Company issued $3.0 billion of 6 1/8% senior notes due 2011 and $465.0 million of medium-term notes with various maturities through 2004 off this shelf registration statement.

        During 2001, approximately $1.5 billion of medium-term notes, $600 million of senior notes, $21 million of structured notes and $4.2 billion of subordinated loan agreements with CSFBI were repaid.

9. Private equity and other long-term investments

        Private equity and other long-term investments include direct investments and investments in investment vehicles that are generally structured as limited partnerships that in turn make private equity and related investments in various portfolio companies and funds. The Company categorizes its private equity investments and other long-term investments into two categories, public securities and private securities. Private securities are further classified as CSFB-managed funds, direct investments or third-party managed funds. These investments generally have no readily available market or may be otherwise restricted as to resale under the Securities Act of 1933; therefore, these investments are carried at estimated fair value.

        The Company's subsidiaries, generally acting as managing general partner, manage many private equity partnerships (the "Funds"). When the investment performance on CSFB-managed funds exceeds specific thresholds, the Company and certain other general partners that consist of the Company's employees and former employees (the "GPs") may be entitled to receive a carried interest distribution. Carried interest distributions are based on the cumulative investment performance over the life of each Fund.

        The Company may be obligated to return to investors in the Funds all or a portion of the carried interest distributions received by GPs if the GPs are determined to have received excess carried interest payments under the governing documents of the Funds. The amount of such contingent obligation is contingent upon the performance of the Funds but cannot exceed the amount received by the GPs. At December 31, 2002, the maximum amount of such contingent obligation was $155 million, assuming the Funds' remaining investments were worthless. Assuming the funds remaining investments were sold at their current carrying values at December 31, 2002, the contingent obligation would have been $31 million. The Company recorded liabilities of $13 million at December 31, 2002 related to this obligation.

        In addition, pursuant to certain contractual arrangements, the Company is obligated to make cash payments to certain investors in certain Funds if specified performance thresholds are not met by such Funds. At December 31, 2002, the maximum amount of such contingent obligation was $37 million, assuming the Funds' remaining investments were worthless. Assuming the Funds remaining investments were sold at their current carrying values at December 31, 2002 the contingent obligation would have been $1 million.

        At December 31, 2002 and 2001, the Company had investments in private equity and other long-term investments of $0.9 billion and $1.0 billion, respectively, and had commitments to invest up to an additional $1.7 billion at both December 31, 2002 and 2001. The cost of these investments was $1.1 billion and $1.2 billion at December 31, 2002 and 2001, respectively. Changes in net unrealized appreciation/depreciation arising from changes in fair value and the gain or loss realized upon sale are reflected in principal transactions-net in the consolidated statements of operations.

10. Net Capital

        The Company's principal wholly owned subsidiaries, CSFB LLC and Pershing LLC, are registered broker-dealers, registered futures commission merchants and member firms of the NYSE. As such, they are subject to the NYSE's net capital rule, which conforms to the Uniform Net Capital Rule pursuant to Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the alternative method permitted by this rule, the required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds, whichever is greater. If a member firm's net capital is less than four percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm's net capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. At December 31, 2002, CSFB LLC's and Pershing LLC's net

capital of approximately $3.0 billion and $1.2 billion, respectively, was 156.5% and 25.9%, respectively, of aggregate debit balances and in excess of the minimum requirement by approximately $2.9 billion and $1.1 billion, respectively. The Company's OTC derivatives dealer subsidiary, Credit Suisse First Boston Capital LLC, is also subject to the uniform net capital rule, but calculates its net capital requirements under Appendix F of Rule 15c3-1.

        Certain other subsidiaries are subject to capital adequacy requirements. At December 31, 2002 and 2001, the Company and its subsidiaries complied with all applicable regulatory capital adequacy requirements.

        Pershing LLC will be sold to The Bank of New York Company, Inc. in connection with the sale of the Company's Pershing unit, which is expected to close in the first half of 2003, subject to regulatory approvals and other conditions.

11. Cash and Securities Segregated Under Federal and Other Regulations

        In compliance with the Commodity Exchange Act, the Company's registered broker-dealers segregate funds deposited by customers and funds accruing to customers as a result of trades or contracts. As of December 31, 2002 and 2001, cash and securities aggregating $1.8 billion and $1.0 billion, respectively, were segregated or secured in separate accounts on behalf of customers.

        In accordance with the SEC's no-action letter dated November 3, 1998, the Company's registered broker-dealers computed a reserve requirement for the proprietary accounts of introducing broker-dealers. As of December 31, 2002 and 2001, securities aggregating $323.7 million and $40.4 million, respectively, were segregated on behalf of introducing broker-dealers.

        In addition, U.S. Treasury securities with a market value of $5.2 billion and $5.3 billion as of December 31, 2002 and 2001, respectively, were segregated in a special reserve bank account to benefit customers as required by Rule 15c3-3 of the Exchange Act. Of those amounts, Pershing segregated $2.8 billion and $2.0 billion, as of December 31, 2002 and 2001, respectively.

12. Derivatives Contracts

        The Company uses derivatives contracts for trading and hedging purposes and to meet client needs. These derivatives include options, forwards, futures and swaps.

Nontrading Derivatives

        The Company manages its interest rate exposure on its fixed-rate debt by using interest rate swaps that qualify for hedge accounting under SFAS 133. These financial instruments are accounted for as fair value hedges, with changes in fair value of both the hedge and the underlying debt included in other revenues in the consolidated statements of operations.

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

The gains and losses related to the ineffective component of the fair value hedges were not material for the years ended December 31, 2002 and 2001.

        Other derivatives used for hedging purposes that do not qualify as hedges under SFAS 133 are carried at fair value with changes in value included in principal transactions-net in the consolidated statements of operations. For the years ended December 31, 2002 and 2001, the Company recognized a gain of $4.2 million and $8.2 million, respectively, for these derivatives.

        The cumulative effect of adopting SFAS 133 at January 1, 2001, representing the initial re-evaluation of derivatives, was a gain of $1.3 million reported in the consolidated statement of operations for the year ended December 31, 2001 separately as "cumulative effect of a change in accounting principle" and an after-tax loss of $1.0 million included in accumulated other comprehensive loss.

        Prior to the Company's adoption of SFAS 133 on January 1, 2001, swap transactions entered into for non-trading purposes to modify the interest rate and currency exposure associated with certain long-term debt issued by the Company were accounted for on an accrual basis.

Trading Derivatives

        The Company enters into various transactions using derivatives for trading purposes, hedging or to provide products to its clients. These derivatives include options, forwards, futures and swaps.

Options

        The Company writes option contracts specifically designed to meet customer needs or for hedging purposes. The options do not expose the Company to credit risk because the Company, not its counterparty, is obligated to perform. At the beginning of the contract period, the Company receives a cash premium. During the contract period, the Company bears the risk of unfavorable changes in the value of the financial instruments underlying the options. To manage this market risk, the Company purchases or sells cash or derivative financial instruments on a proprietary basis. Such purchases and sales may include debt and equity securities, forward and futures contracts and options.

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

Forwards and Futures

        The Company enters into forward purchases and sales contracts for mortgage-backed securities and foreign currencies. In addition, the Company enters into futures contracts on equity-based indices and other financial instruments, as well as options on futures contracts.

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

        Trading derivative contracts are carried at fair value with changes in unrealized gains and losses and realized gains and losses included in principal transactions-net in the consolidated statements of operations.

Quantitative Disclosures for All Derivatives

        The fair values of all derivatives contracts outstanding at December 31, 2002 and 2001 were as follows:

	December 31, 2002		December 31, 2001
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Options	$826	$1,094	$968	$1,010
Forward contracts	719	685	683	780
Futures contracts	5	16	103	20
Swaps	2,125	383	355	280

Total	$3,675	$2,178	$2,109	$2,090

        These assets and liabilities are included as derivatives contracts in financial instruments owned/sold not yet purchased, respectively, in the consolidated statements of financial condition.

13. Financial Instruments With Off-Balance Sheet Risk

        In the normal course of business, the Company's customer and trading activities include executing, settling and financing various securities and financial instrument transactions. To execute these transactions, the Company purchases and sells (including "short sales") securities, and purchases and sells forward contracts primarily for mortgage-backed securities and foreign currencies and financial futures. If the customer or counterparty to the transaction is unable to fulfill its contractual obligations, and margin requirements are not sufficient to cover losses, the Company may be exposed to off-balance sheet risk. In these situations, the Company may be required to purchase or sell financial instruments at prevailing market prices, which may not fully cover the obligations of its customers or counterparties. This risk is limited by requiring customers and counterparties to maintain margin collateral that complies with regulatory and internal guidelines.

        As part of the Company's financing and securities settlement activities, the Company uses securities as collateral to support various secured financing sources. If the counterparty does not meet its contractual obligation to return securities used as collateral, the Company may be exposed to the risk of reacquiring the securities at prevailing market prices to satisfy its obligations. The Company controls this risk by monitoring the market value of financial instruments pledged each day and by requiring collateral levels to be adjusted in the event of excess market exposure.

        The Company enters into forward contracts under which securities and currencies are delivered or received in the future at a specified price or yield. If counterparties are unable to perform under the terms of the contracts or if the value of the securities, currency or interest rates change, the Company is exposed to risk. Such risk is controlled by monitoring the market value of the financial instrument contracted for each day and by reviewing the creditworthiness of the counterparties.

        The settlement of the above transactions is not expected to have a material adverse effect on the Company's consolidated financial statements. For additional information on certain off-balance sheet arrangements, see Notes 19 and 20.

14. Concentrations of Credit Risk

        As a securities broker and dealer, the Company's primary subsidiaries are engaged in various securities trading and brokerage activities servicing a diverse group of domestic and foreign corporations, governments and institutional and individual investors. A substantial portion of the Company's transactions are executed with and on behalf of institutional investors, including other brokers and dealers, mortgage brokers, commercial banks, U.S. agencies, mutual funds, hedge funds and other financial institutions. These transactions are generally collateralized. Credit risk is the potential for loss resulting from the default by a counterparty of its obligations. Exposure to credit risk is generated by securities and currency settlements, contracting derivatives and forward transactions with customers and dealers, and the holding in inventory of bonds and/or loans. The Company uses various means to manage its credit risk. The creditworthiness of all counterparties is analyzed at the outset of a credit relationship with the Company. These counterparties are subsequently reviewed on a periodic basis. The Company sets a maximum exposure limit for each counterparty, as well as for groups or classes of counterparties. Furthermore, the Company enters into master netting agreements when feasible and demands collateral from certain counterparties or for certain types of credit transactions.

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

15. Trust Securities

        On August 31, 2001, the Company redeemed at par its $200 million 8.42% redeemable preferred trust securities plus accrued and unpaid distributions to the redemption date.

16. Stockholders' Equity

        On September 30, 2002, CSFBI contributed all of the issued and outstanding shares of MMP to the Company in order to achieve certain administrative efficiencies. Simultaneous with the contribution of MMP to the Company, MMP was merged with Donaldson Leasing Corp., a subsidiary of the Company. MMP is the surviving entity. The effect of this contribution on stockholder's equity was an increase of $14,000 in paid in capital.

        On July 3, 2002, the Company purchased 1,500 shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series B (liquidation preference of $50.00 per share) for $50.00 per share plus accrued and unpaid dividends. The remaining 88,500 shares with an aggregate liquidation preference of $4.4 million were redeemed on February 28, 2003 at par ($50.00 per share) plus accrued and unpaid dividends. On December 31, 2001, the Company redeemed at par ($50.00 per share) its 4.0 million shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series A, plus accrued and unpaid dividends to the redemption date.

        On November 29, 2001, pursuant to a tender offer, the Company purchased 3.41 million of its 3.5 million shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series B (liquidation preference of $50.00 per share) for $52.20 per share plus accrued and unpaid dividends to the purchase date. The Company recorded the excess of the purchase price over the carrying value of $8 million in retained earnings in 2001.

        On August 21, 2001, a tender offer was completed for the outstanding shares of CSFBdirect common stock. See Note 4 for discussion of the tender offer and retirement of CSFBdirect common stock. As a result of the change in capital structure brought about by the acquisition by CSFBI of all of the outstanding shares of the Company's voting common stock and the acquisition of CSFBdirect non-voting stock, 1,100 shares of the Company's common stock were issued to CSFBI.

        In February 2001, CSFBI transferred CSFB Capital Holdings, Inc. to the Company as a capital contribution of $34 million. CSFB Capital Holdings, Inc. is the parent of Credit Suisse First Boston Capital LLC ("CSFB Capital"), which is a broker-dealer registered with the SEC. On May 1, 2001, CSFB Capital received regulatory approval to commence operating as an OTC derivatives dealer pursuant to Appendix F of Rule 15c3-1.

        In November 2000, in connection with the Transfer, the Company issued shares of its common stock to CSFBI in exchange for all of the outstanding shares of capital stock of CSFB LLC. The newly issued shares were contributed to Diamond Restructuring Corp. ("DRC"), an indirect subsidiary of CSG. On November 3, 2000, DRC was merged into the Company with the Company continuing as the surviving corporation. Each share of the Company's common stock owned by DRC was canceled, and each share of DRC Common Stock was converted and exchanged for one share of the Company's common stock, par value $0.10 per share. The capital stock of DRC prior to the merger consisted of 1,000 shares held by a subsidiary of CSFBI. This subsidiary was merged with CSFBI, with CSFBI continuing as the surviving corporation. As a result, CSFBI holds all of the shares of the Company's common stock.

        In November 2000, the Company transferred DLJ Asset Management Group ("DLJAMG") to CSFBI in the form of a dividend. The dividend was based on the net equity of the transferred business on the closing date. The gross assets and liabilities of DLJAMG were not significant.

        The Plan activity includes amounts contributed by CSFBI related to retention awards and other stock awards to be settled in CSG shares. See Note 5.

17. Employee Benefit Plans

        In December 2000, the Company merged its defined contribution employee benefit plan into CSFB's plan (the "401K Plan") which covers the Company's domestic full-time and part-time employees. Company contributions are made in accordance with the underlying 401K Plan documents and were $58.9 million, $59.4 million and $8.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        Key employees participate in the Plan, which primarily provides for the grant or sale of equity-based awards based on, and ultimately settled with, shares of CSG. Such awards consist of incentive awards granted as part of annual compensation or retention awards that are considered compensation in future periods. The plan also includes options as well as other equity-based awards. See Notes 1 and 5.

        The Company participates in a non-contributory defined benefit pension plan (the "Qualified Plan") and a non-contributory, non-qualified, unfunded plan (the "Supplemental Plan"), which is designed to provide benefits to plan participants whose benefits under the Qualified Plan may be limited by tax regulations. Benefits under these pension plans are based on years of service and employees' compensation. Contributions to the Qualified Plan are made to the extent that such amounts are deductible for federal income tax purposes.

        In addition, the Company provides certain unfunded health care benefits for retired employees (the "Other Plans"). Employees hired by CSFB LLC prior to July 1, 1988 become eligible for these benefits if they meet minimum age and service requirements and are eligible for retirement benefits. CSFB LLC has the right to modify or terminate these benefits. At December 31, 2002, the aggregate accumulated post-retirement benefit obligation was $43.7 million.

        The following table sets forth the funded status of the Company's obligations under the Qualified Plan, the Supplemental Plan and the Other Plans. Amounts shown are as of the valuation date, which is September 30, 2002.

	As of September 30, 2002
	Qualified	Supplemental and Other
	(In millions)
Change in Benefit Obligation
Benefit obligation at beginning of period	$398	$55
Service cost	24	2
Interest cost	28	4
Participant contributions	—	1
Amendments	1	—
Actuarial loss	85	15
Acquisitions	—	4
Benefits paid	(19)	(4)

Benefit obligation at end of period	$517	$77

Change in Plan Assets
Fair value of assets at beginning of period	$320	$—
Actual return on plan assets	(29)	—
Employer contributions	41	1
Benefits paid	(19)	(1)

Fair value of assets at end of period	$313	$—

Funded Status
Funded status	$(204)	$(77)
Benefits paid	—	1
Unrecognized transition (asset)/obligation	(5)	2
Unrecognized prior service cost	4	(1)
Unrecognized net actuarial (gain)/loss	282	12

Prepaid/(accrued) benefit cost	$77	$(63)

Weighted Average Assumptions
Discount rate	6.25%	6.25%
Expected rate of return on plan assets	9.00%	N/A
Rate of compensation increase	4.00%	4.00%
Components of Net Periodic Benefit Cost
Service cost	$24	$2
Interest cost	28	4
Expected return on plan assets	(36)	—
Amortization of unrecognized transition (asset)/obligation	(2)	1
Amortization of prior service cost	—	(1)
Recognition of acquisition	—	4
Recognized net actuarial loss	1	—

Net periodic benefit cost	$15	$10

        At December 31, 2002, the Company had a prepaid benefit cost of $77 million on the consolidated statement of financial condition related to the Qualified Plan comprised of $150 million in accrued pension liabilities, an intangible asset of $4 million and $223 million in accumulated other comprehensive income.

        The decline in market conditions and falling interest rates combined to produce a shortfall in the value of the Qualified Plan's assets as of September 30, 2002, the valuation date of the Plan. This decline in Qualified Plan assets, along with a decrease in the discount rate used in the calculation of the pension liability, resulted in an unfunded accumulated benefit obligation as of the valuation date. In accordance with SFAS No. 87, "Employers' Accounting for Pensions," the Company recorded an additional after-tax charge of $90 million for the year ended December 31, 2002 in accumulated other comprehensive loss in the consolidated statement of financial condition.

        The assumptions used in determining the accumulated post-retirement benefit obligations and net periodic postretirement costs for 2002 were a discount rate of 6.25% and health-care trend rates ranging from 7.00% in 2003 to 6.5% in 2004. The weighted average compensation increase was 4.00% for the year ended December 31, 2002.

        Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care benefits. A 1% change in assumed health-care cost trend rates would have the following effects:

	1% increase	1% decrease
	(In millions)
Effect on benefit obligation at end of year	$5.0	$(4.3)
Effect on total of service and interest costs for year	$0.4	$(0.3)

        Certain key employees of the Company also participate in the following compensation and other arrangements: investments in selected private equity activities of the Company funded by deferred compensation and recourse and non-recourse leveraged loans provided by the Company; non-qualified deferred compensation plans that include managed investments; and other non-qualified plans that are funded by the Company with insurance contracts. The investments, including the leverage factor, and the amounts accrued by the Company under these plans are both included in the consolidated statements of financial condition. The employee-related assets amounted to $1.2 billion at both December 31, 2002 and 2001 and are included in other assets and deferred amounts in the consolidated statements of financial condition. Related liabilities for deferred compensation plans amounted to $0.9 billion and $1.0 billion, respectively, at December 31, 2002 and 2001 and are included in other liabilities in the consolidated statements of financial condition. Gains and losses on these assets and liabilities are recorded in the consolidated statements of operations.

18. Leases and Commitments

        The Company leases office space and equipment under cancelable and non-cancelable lease agreements that expire on various dates through 2021. Rent expense for office space and equipment with lease terms in excess of one year was $310 million, $327 million and $229 million for the years ended December 31, 2002, 2001 and 2000, respectively. Sublease revenue was $35 million, $10 million and $100,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        At December 31, 2002, non-cancelable leases in excess of one year, excluding sublease revenue of $499 million, escalation and renewal options, had the following minimum lease commitments:

Period	(In millions)
2003	$200
2004	181
2005	170
2006	169
2007	164
2008-2021	1,607

Total(1)	$2,491

(1)
Excluded from the table above are $157 million in minimum lease commitments related to Pershing.

        The following table sets forth certain of the Company's long-term commitments, including the current portion, at December 31, 2002:

	Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total commitments
	(In millions)
Line of credit(1)	$—	$—	$—	$8	$8
Standby repurchase agreements(2)	—	75	—	—	75
Private equity(3)	104	220	478	861	1,663

Total commitments	$104	$295	$478	$869	$1,746

(1)
In connection with certain of its business activities, the Company provides lending commitments, including lines of credit.

(2)
In the ordinary course of business, the Company maintains certain standby repurchase agreement facilities that commit the Company to enter into resale agreements with customers at current market rates.

(3)
Represents commitments to invest in various partnerships that make private equity and related investments in various portfolio companies or other private equity funds.

        In addition, the Company has certain commitments that expire within one year, including commitments to enter into resale agreements of $3.4 billion.

        The Company has contractual obligations related to certain information technology and mainframe systems. At December 31, 2002, these obligations were not significant. The Company had no capital lease obligations as of December 31, 2002. For certain of the Company's additional commitments, see Notes 8, 9 and 19.

19. Guarantees

        In the ordinary course of business the Company enters into guarantee contracts. On December 31, 2002, the Company adopted the new disclosure requirements for these guarantees in accordance with FIN 45. Beginning on January 1, 2003, the Company adopted the recognition requirements of FIN 45 whereby the Company will recognize a liability at the inception of certain guarantees for obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that certain events or conditions occur. With certain exceptions, these recognition requirements pertain to any new guarantees entered into or current guarantees that are modified after December 31, 2002.

        The guarantees covered by FIN 45 may require the Company to make payments to the guaranteed party based on changes related to an asset, a liability or an equity security of the guaranteed party. The Company may also be contingently required to make payments to the guaranteed party based on another entity's failure to perform under an agreement, or the Company may have an indirect guarantee of the indebtedness of others, even though the payment to the guaranteed party may not be based on changes related to an asset, liability or equity security of the guaranteed party.

        In addition, FIN 45 covers certain indemnification agreements that contingently require the Company to make payments to the indemnified party based on changes related to an asset, liability or equity security of the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law.

        The following table sets forth the maximum contingent liability associated with the Company's guarantees at December 31, 2002 by maturity:

	Guarantee of Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total guarantees
	(In millions)
Performance guarantees	$4	$—	$—	$131	$135
Market value guarantees	4,743	3,961	1,080	957	10,741
Related party guarantees	20	12	9	1,500	1,541

Total guarantees	$4,767	$3,973	$1,089	$2,588	$12,417

        The Company has certain guarantees for which its maximum contingent liability cannot be quantified. These guarantees are not reflected in the table above and are discussed below.

Performance guarantees

        In the ordinary course of business, the Company enters into contracts that would require the Company, as the guarantor, to make payments to the guaranteed party based on a third party's failure to perform under an agreement. At December 31, 2002, the Company had a maximum contingent liability of $135 million under performance guarantees.

Market value guarantees

        In the ordinary course of business, the Company enters into OTC contracts that contingently require it, as the guarantor, to make payments based on changes in an underlying security. Included in this category are certain written OTC put option contracts, pursuant to which the counterparty can potentially force the Company to acquire the underlying financial instrument or require the Company to make a cash payment in an amount equal to the decline in value of the financial instrument underlying the OTC put option. Also included in this category are credit derivatives that may subject the Company to credit spread or issuer default risk because the change in credit spreads or the credit quality of the underlying financial instrument may obligate the Company to make a payment.

        The Company seeks to manage these risks by engaging in various hedging strategies to reduce its exposure associated with non-investment grade positions, such as purchasing an option to sell the related security or entering into other offsetting derivatives contracts.

        At December 31, 2002, the Company recorded $450 million in market value guarantees. These guarantees are reflected as derivatives contracts in the consolidated statements of financial condition. The maximum gross contingent liability, excluding any potential offset from hedging activities of these contracts, is $10.7 billion, of which $6.3 billion is with CSG affiliates, and represents the obligation of the Company in the event that all the underlying securities are worthless, the likelihood of which the Company believes is remote.

Related party guarantees

        For purposes of FIN 45, intercompany guarantees refer to any guarantees issued by the Company for obligations of any company controlled by CSG ("affiliates"), the Company's ultimate parent, unless it is one of the Company's consolidated subsidiaries. Guarantees issued by the Company for the obligations of its consolidated subsidiaries are excluded because they do not create any incremental liability.

        The Company issues guarantees to customers with respect to certain obligations of its affiliates in the ordinary course of business, including, but not limited to, certain derivatives transactions. Failure to perform by an affiliate would require the Company to perform under the guarantee. The maximum contingent liability of future payments of guarantees issued to counterparties of affiliates as of December 31, 2002 was $1.5 billion. While the maximum contingent liability may be indicative of the extent to which such guarantees are used, the Company believes that the likelihood of nonperformance by these affiliates is remote. Excluded from the maximum contingent liability above are certain guarantees for which an estimate cannot be made because the exposure is unlimited and therefore impossible to estimate.

Indemnifications

Indemnifications issued in connection with asset sales

        In connection with sales of certain assets or businesses, the Company has provided purchasers customary indemnification provisions based on changes in an underlying asset or liability of the indemnified party. These indemnification provisions are negotiated with the purchaser of the assets or businesses and vary in their scope and duration. These indemnification provisions generally shift the risk of certain unquantifiable and unknowable loss contingencies (e.g., relating to litigation, tax and intellectual property matters) from the purchaser to the seller, as known or quantifiable loss contingencies generally are reflected in the value of the assets or businesses being sold. The Company has determined that it is not possible to make an estimate of the maximum amount that the Company could be obligated to pay under these indemnification provisions. To date, the Company's actual payments arising from these indemnification provisions have been in connection with litigation matters and have not been material.

Private equity clawback arrangements

        Under certain circumstances, the Company has provided investors in private equity funds sponsored by the Company guarantees of potential obligations of its employees to return amounts previously paid as carried interest to those employees. To manage its exposure, the Company generally withholds 20% of all distributions to employees and 50% of all distributions to former employees to cover any repayment obligations. The amounts of such guarantees are disclosed in Note 9.

Tax gross-up arrangements

        The Company provides indemnifications to certain counterparties in connection with its normal operating activities. The Company has determined that it is not possible to make an estimate of the maximum amount it could be obligated to pay. As a normal part of issuing its own securities, the Company typically agrees to reimburse holders for additional tax withholding charges or assessments resulting from changes in applicable tax laws. Securities that include these agreements to pay additional amounts generally also include a related redemption or call provision if the obligation to pay the additional amounts results from a change in law or its interpretation and the obligation cannot be avoided by the issuer taking reasonable steps to avoid the payment of additional amounts. Since such potential obligations are dependent on future changes in tax laws, the related liabilities the Company may incur as a result of such changes cannot be reasonably estimated. In light of the related call provisions typically included, the Company does not expect any potential liabilities to be material.

Other guarantees

        The Company is a member in numerous securities exchanges and has contractual arrangements with certain depositaries and clearing houses. It may be required to perform if another member or participant is unable to do so or pursuant to its arrangements with the relevant depository or clearing house. The Company has determined that it is not possible to estimate the maximum amount of these obligations.

20. Consolidation of Variable Interest Entities

        FIN 46, issued in January 2003, has transitional guidance related to VIEs for which the Company believes consolidation on July 1, 2003 is "reasonably possible." Additionally, disclosure is required when the Company has significant interests in VIEs that it does not expect to consolidate upon adoption of FIN 46. The following disclosure is a result of the Company's analysis to date. As implementation efforts proceed, the actual impact may differ from what is presented, including identification of additional entities as VIEs. FIN 46 exempts certain entities from its scope including QSPEs compliant with SFAS 140.

        The Company has variable interests in several CDO entities that may be VIEs within the scope of FIN 46. The company purchases loans and other debt obligations from and on behalf of clients for the purpose of securitization. The assets are sold to and warehoused by affiliates during the warehousing period. At the end of the warehousing period, the assets are sold to QSPEs or VIEs for securitization. The CDO entities may have static or unmanaged "closed" portfolios or actively managed "open" portfolios. Open CDOs are managed by collateral managers. CSFB LLC acts as structurer, underwriter and market-maker of these CDOs.

        In connection with CSFB LLC's underwriting and market-making activities, the Company retains interests in several CDOs. The closed CDO transactions are structured to use QSPEs and are therefore not consolidated into our financial statements. As of December 31, 2002, the Company had $312 million of debt and equity in retained interests in closed CDOs, carried at fair value in the consolidated statements of financial condition. Open CDOs do not qualify for QSPE status and are issued through VIEs. The Company may retain interests in these VIEs that range from small minority to majority debt and equity interests.

        For CDO VIEs in which the Company retains a majority of the debt and equity interests, the Company believes that it is reasonably possible these CDO entities will be consolidated upon adoption of FIN 46. The estimated impact of consolidation of these CDO entities at December 31, 2002 is an increase in financial instruments owned of approximately $655 million, of which $4 million is retained interests and is included at fair value in financial instruments owned in the consolidated statements of financial condition.

        CDO VIEs in which the Company retains significant debt and equity interests are not expected to be consolidated upon adoption of FIN 46. The total assets in these CDOs as of December 31, 2002 were approximately $2.1 billion. The Company's maximum exposure to loss is $16 million, which is the amount of the Company's retained interests. These interests are carried at fair value in financial instruments owned in the consolidated statements of financial condition.

        In addition, the Company retains small, minority equity and debt interests that are also not expected to be consolidated upon adoption of FIN 46. The carrying value of the retained interests at December 31, 2002 was $105 million. These interests are carried at fair value in financial instruments owned in the consolidated statement of financial condition.

        The Company's retained interests in these assets are included in the SFAS 140 disclosures in Note 7.

21. Industry Segment and Geographic Data

        The Company previously operated and managed its business through three operating segments: the Investment Banking segment, the Securities segment, consisting of the Equity and Fixed Income divisions, and the Financial Services segment. In October 2002, the Company combined the operations and management of the Company's Securities segment and Investment Banking segment into the Institutional Securities segment. The Company now operates and manages its businesses through two operating segments: the Institutional Securities segment, consisting of the Investment Banking, Equity and Fixed Income divisions, and the Financial Services segment.

        The Company's segments are managed based on types of products and services offered and their related client bases. The Company evaluates the performance of its segments based primarily on income (loss) before income taxes, discontinued operations, extraordinary items and cumulative effect of a change in accounting principle.

        In the Institutional Securities segment:

  •
  The Investment Banking division raises and invests capital and provides financial advice to companies throughout the United States and abroad. Through the Investment Banking division, the Company manages and underwrites offerings of securities, arranges private placements, provides client advisory and other services, pursues private equity and investments in a variety of areas, and provides venture capital to companies;

  •
  The Equity division engages in sales, trading and research in equity and equity-related products, including listed and over-the-counter derivatives and risk management products, securities lending and borrowing and prime brokerage; and

  •
  The Fixed Income division is active in underwriting, trading and distributing fixed-income financial instruments, offers derivatives and risk management products and provides research across its product range.

        The Financial Services segment provides investment advisory services to individual and high-net-worth individuals and the financial intermediaries that represent them. The range of services includes single-stock brokerage, hedging and sales of restricted securities and investment management products, such as third-party managed accounts and alternative investments. The presentation of Pershing results as "Discontinued operations" for the periods presented resulted in a material decrease in the Financial Services segment's revenues as the Pershing business contributed materially to the net revenues of the Financial Services segment.

        The Company allocates to its segments a pro rata share of certain centrally managed costs, such as leased facilities and equipment costs, employee benefits and certain general overhead expenses based upon specified amounts, usage criteria or agreed rates, and allocates interest expense based upon the type of asset. The segmental allocation of some costs, such as incentive bonuses, has been estimated.

        The Company has not allocated merger-related, restructuring and certain other costs and charges to its segments because none of these costs represent normal operating costs. Instead, these costs are in the Elimination & Other category in the table below. All other accounting policies of the segments are the same as those described in the summary of significant accounting policies.

        The following table sets forth the net revenues from external sources, net intersegmental revenues, net interest revenue (expense), total expenses and income (loss) from continuing operations of the Company's segments:

	Institutional Securities
				Institutional Securities	Financial Services	Elimination & Other
	IBD	Equity	FID				Total
	(In millions)
December 31, 2002:
Net revenues from external source	$1,615	$1,273	$196	$3,084	$237	$390	$3,711
Net intersegment revenues	—	—	—	—	22	(22)	—
Net interest revenue (expense)	23	63	1,975	2,061	18	(51)	2,028

Total expenses	1,471	960	1,469	3,900	324	1,206	5,430

Income (loss)(1)	$167	$376	$702	$1,245	$(47)	$(889)	$309

Segment assets	$1,382	$53,545	$169,495	$224,422	$92	$11,871	$236,385

December 31, 2001:
Net revenues from external sources	$1,853	$2,130	$865	$4,848	$280	$390	$5,518
Net intersegment revenues	—	—	—	—	97	(97)	—
Net interest revenue (expense)	(38)	(157)	1,163	968	27	18	1,013

Total expenses	1,884	1,462	1,746	5,092	439	1,355	6,886

Income (loss)(1)	$(69)	$511	$282	$724	$(35)	$(1,044)	$(355)

Segment assets	$3,508	$41,548	$156,751	$201,807	$140	$15,439	$217,386

December 31, 2000:
Net revenues from external sources	$1,960	$1,388	$223	$3,571	$450	$323	$4,344
Net intersegment revenues	—	—	—	—	40	(40)	—
Net interest revenue (expense)	(42)	(6)	192	144	22	258	424

Total expenses	1,902	1,398	741	4,041	465	2,130	6,636

Income (loss)(1)	$16	$(16)	$(326)	$(326)	$47	$(1,589)	$(1,868)

Segment assets	$1,884	$52,940	$134,403	$189,227	$193	$22,799	$212,219

(1)
Income from continuing operations before provision (benefit) for income taxes, discontinued operations, extraordinary items and cumulative effect of a change in accounting principle.

        The following is a reconciliation of the Company's reported revenues and income (loss) from continuing operations before provision (benefit) for income taxes, discontinued operations, extraordinary items and the cumulative effect of a change in accounting principle to the Company's consolidated results:

	Year Ended December 31,
	2002	2001	2000
	(In millions)
Revenues:
Total net revenues for reported segments	$5,422	$6,220	$4,227
Elimination and Other	317	311	541

Total consolidated net revenues	$5,739	$6,531	$4,768

Income (loss) from continuing operations before provision (benefit) for income taxes, discontinued operations, extraordinary items and cumulative effect of a change in accounting principle:
Total income (loss) for reported segments	$1,198	$689	$(279)
Elimination and Other(1)	(889)	(1,044)	(1,589)

Total income (loss) from continuing operations before provision (benefit) for income taxes, discontinued operations, extraordinary items, and cumulative effect of a change in accounting principle	$309	$(355)	$(1,868)

	December 31,
	2002	2001	2000
	(In millions)
Segments:
Total assets for reported segments	$224,514	$201,947	$189,420
Elimination and Other	11,871	15,439	22,799

Total assets	$236,385	$217,386	$212,219

(1)
The Company has not allocated merger-related costs to reported segments because none of these costs represents normal operating costs. These costs are included in the Elimination and Other category. Also included in this category are:

•
Intercompany accounts/intersegmental revenue charges that are eliminated in consolidation and other revenues and expenses that are not directly attributable to the Company's segments;

•
A fourth quarter 2002 charge of $150 million for the agreement in principle with various U.S. regulators involving research analyst independence and the allocation of initial public offering ("IPO") shares to corporate executive officers and an additional charge of $450 million for private litigation involving research analyst independence, certain IPO allocation practices, Enron and other related litigation;

•
A fourth quarter 2002 charge of approximately $150 million for severance, including bonus and retention awards, in connection with CSFB's cost reduction initiative aimed at reducing its operating expenses by $500 million;

  •
  The results for the broker-dealers, CSFBdirect LLC, DLJdirect Ltd. and Autranet, LLC up to the time of, and the gain resulting from, their sale in the first quarter of 2002;

  •
  A fourth quarter 2001 charge of $492 million primarily related to bonus and severance payments, guaranteed compensation and retention awards in connection with CSFB's $1 billion cost reduction initiative to bring its cost structure in line with its major competitors;

  •
  A fourth quarter 2001 charge of $100 million related to the settlement of SEC and NASDR investigations into the allocation of shares in IPOs and subsequent securities transactions and commissions; and

  •
  The gain of approximately $179 million from the assignment of the lease and the sale of leasehold improvements of the Company's former headquarters at 277 Park Avenue in New York City during the first quarter of 2001.

        The following are net revenues from continuing operations by geographic region:

	Year Ended December 31,
	2002	2001	2000
	(In millions)
United States	$5,737	$6,474	$3,861
Foreign	2	57	907

Total	$5,739	$6,531	$4,768

22. Goodwill and Identifiable Intangible Assets

        On January 1, 2002, the Company adopted SFAS 142, which addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. Under the standard, goodwill and indefinite-lived intangible assets are reviewed annually for impairment instead of being amortized to earnings. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment.

        At December 31, 2002 and 2001, the Company had $329 million and $249 million, respectively, of goodwill and intangible assets. Through December 31, 2001, goodwill was amortized over a 20-year life on a straight-line basis. At December 31, 2002 and 2001, the Company had identifiable intangible assets (primarily software and customer lists, which are being amortized over useful lives ranging from five to 20 years) of $28 million and $30 million, respectively.

        The Company allocated goodwill to its reporting units, completed the transitional impairment test of goodwill as of January 1, 2002 and determined that there was no impairment to goodwill. Subsequent goodwill impairment testing showed no impairment and had no effect on the Company's consolidated financial condition or results of operations as of December 31, 2002. There have been no events or circumstances occurring subsequent to these impairment tests that would more likely than not have resulted in the fair values of the Company's reporting units being below the carrying values.

22. Goodwill and Identifiable Intangible Assets (Continued)

        The following table sets forth reported net income, as adjusted to exclude goodwill amortization expense:

	Year Ended December 31
	2002	2001	2000
	(In millions)
Net income (loss) as reported	$261	$(144)	$(1,076)

Net income (loss) as adjusted	$261	$(117)	$(1,049)

        On January 31, 2002, the Company acquired the assets of Holt Value Associates, L.P., a leading provider of independent research and valuation services to asset managers, which was integrated with CSFBEdge, the Company's online research and valuation database service. This acquisition was accounted for as a purchase. In connection with the acquisition, the Company recorded approximately $52 million of goodwill and $28 million of intangible assets relating primarily to software and customer lists.

23. Legal Proceedings

        The Company is involved in a number of judicial, regulatory and arbitration proceedings (including those described below and actions that have been separately described in previous filings) concerning matters arising in connection with the conduct of its businesses. These actions have been brought on behalf of various classes of claimants and, unless otherwise specified, seek damages of material and/or indeterminate amounts. The Company believes, based on currently available information and advice of counsel, that the results of such proceedings, in the aggregate, will not have a material adverse effect on its financial condition but might be material to operating results for any particular period, depending, in part, upon the operating results for such period. The Company intends to defend itself vigorously against all of the claims asserted in these matters.

In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation

        Since November 1998, several lawsuits have been filed in the U.S. District Court for the Southern District of New York against CSFB LLC, a CSFB LLC affiliate and numerous other brokerage firms, alleging that the defendant broker-dealers conspired to fix the "fee" paid for underwriting certain IPO securities by setting the underwriters' fee or "spread" at 7%, in violation of the federal antitrust laws. The lawsuits purport to be class actions brought on behalf of classes of persons and entities that purchased and issued securities in those IPOs.

        In February 1999, the district court consolidated the various cases in a single litigation, captioned In re Public Offering Fee Antitrust Litigation and, on April 29, 1999, CSFB LLC and other defendants filed a motion to dismiss the consolidated complaint as a matter of law. Meanwhile, beginning in August 2000, several other complaints containing the same allegations of an industry-wide conspiracy to fix certain IPO underwriting fees were filed on behalf of issuers in IPOs and, by order dated April 10, 2001, the district court consolidated the issuer complaints.

        On February 14, 2001, the district court dismissed the purchaser plaintiffs' claims on the ground that those plaintiffs lacked legal standing to assert antitrust claims. The district court did not grant them leave to replead, and subsequently denied the purchaser plaintiffs' motion to vacate or reconsider the ruling. The purchaser plaintiffs appealed the district court's dismissal to the U.S. Court of Appeals for the Second Circuit.

        On July 6, 2001, the IPO issuer plaintiffs filed a consolidated issuer complaint, which names numerous defendants, including the Company and CSFB LLC, under the caption In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation. The defendants moved to dismiss the consolidated issuer complaint. On September 25, 2002, the district court denied the defendants' motion to dismiss. The defendants filed a motion with the district court seeking leave to file an interlocutory appeal of the decision denying their motion to dismiss. On November 15, 2002, CSFB LLC and an affiliate of CSFB LLC filed answers to the consolidated issuer complaint.

        On December 13, 2002, the Second Circuit issued an order vacating the district court's decision to grant the defendants' motion to dismiss the consolidated purchaser complaint and remanding that action to the district court for consideration of the additional grounds for dismissal asserted in the motion to dismiss.

        On January 17, 2003, the district court issued an order deferring a ruling on the defendants' motion for leave to file an interlocutory appeal of the September 25, 2002 decision denying the motion to dismiss the consolidated issuer complaint until the district court reached a decision, upon remand, of the motion to dismiss the consolidated purchaser complaint.

Governmental/Regulatory Inquiries Relating to IPO Allocation/Research-related Practices

        In early 2002, in connection with industry-wide investigations into research analyst practices and certain IPO allocation practices, CSFB received subpoenas and/or requests for information from the following governmental and regulatory bodies: the New York State Attorney General (the "NYAG"); the Massachusetts Secretary of the Commonwealth Securities Division (the "MSD"); the SEC; the National Association of Securities Dealers Regulation, Inc. (the "NASDR"); NYSE; and the United States Attorneys' Office for the Southern District of New York. The SEC, NASDR and NYSE have conducted a joint investigation.

        CSFB has cooperated fully with these investigations, and has produced a significant volume of documents, consisting primarily of e-mails, compensation-related information and research reports. During these investigations, the NASDR, NYAG and MSD have taken testimony from various current and former employees. The investigations have focused on equity research independence and the allocation of certain IPO shares to senior executives of the firm's clients (a practice that regulators have referred to as "spinning").

        On September 19, 2002, the MSD referred certain aspects of its investigation to the NYAG to determine whether CSFB or any of its employees engaged in activity that would constitute a violation of New York criminal laws. The NYAG is continuing its investigation in response to the referral.

        On October 21, 2002, the MSD filed an administrative complaint against CSFB, alleging violations of the Massachusetts Uniform Securities Act and seeking the imposition of a $1.9 million fine and various administrative remedies; CSFB filed an answer denying these charges on November 25, 2002.

CSFB expects the MSD's allegations to be settled as part of a recently announced global agreement in principle.

        On December 20, 2002, CSFB and other financial services firms reached an agreement in principle with a coalition of state and federal regulators and self-regulatory organizations to resolve pending investigations. Pursuant to the agreement in principle, CSFB agreed, without admitting or denying the allegations, among other things, (i) to pay $150 million, of which $75 million is a civil penalty and $75 million is for restitution for investors, (ii) to adopt internal structural and operational reforms that will further augment the steps it has already taken to ensure research analyst independence and promote investor confidence, (iii) to contribute $50 million over five years to provide third-party research to clients and (iv) to adopt restrictions on the allocation of shares in IPOs to corporate executives and directors.

        Several governmental and regulatory authorities have recently issued subpoenas to, and/or made requests for documents and information of, CSFB concerning the firm's preservation and production of documents in 2000 in response to then-pending investigations into the firm's allocation of shares in IPOs and subsequent transactions and commissions, including an investigation by the U.S. Attorney's Office for the Southern District of New York, which was concluded in December 2001 without charges being filed, and SEC and NASDR investigations that were settled in January 2002. CSFB is cooperating with the authorities in their investigations.

Litigation Relating to IPO Allocation/Research-related Practices

        Since January 2001, CSFB LLC, a CSFB LLC affiliate and several other investment banks, have been named as defendants in several putative class action complaints filed in the U.S. District Court for the Southern District of New York concerning IPO allocation practices. On April 19, 2002, the plaintiffs filed consolidated amended complaints alleging various violations of the federal securities laws resulting from alleged material omissions and misstatements in registration statements and prospectuses for the IPOs, and, in some cases, follow-on offerings, and with respect to transactions in the aftermarket. The complaints contain allegations that the registration statements and prospectuses either omitted or misrepresented material information about commissions paid to investment banks and aftermarket transactions by certain customers that received allocations of shares in the IPOs. The complaints also allege that misleading analyst reports were issued to support the issuers' allegedly manipulated stock price and that such reports failed to disclose the alleged allocation practices or that analysts were allegedly subject to conflicts of interest. On July 1, 2002, the CSFB entities moved to dismiss the consolidated class action complaints. Oral argument on the motion was held on November 1, 2002, and on February 19, 2003, the court denied the motion as to the defendant investment banks and certain issuer and individual defendants.

        Since March 2001, CSFB LLC and several other investment banks have been named as defendants in several putative class actions filed with the U.S. District Court for the Southern District of New York, alleging violations of the federal and state antitrust laws in connection with alleged practices in allocation of shares in IPOs in which such investment banks were a lead or co-managing underwriter. The amended complaint in these lawsuits, which have now been consolidated into a single action, alleges that the underwriter defendants have engaged in an illegal antitrust conspiracy to require customers, in exchange for IPO allocations, to pay non-competitively determined commissions on transactions in other securities, to purchase an issuer's shares in follow-on offerings, and to commit to purchase other less desirable securities. The complaint also alleges that the underwriter defendants conspired to require customers, in exchange for IPO allocations, to agree to make aftermarket purchases of the IPO securities at a price higher than the offering price, as a precondition to receiving an allocation. These alleged "tie-in" arrangements are further alleged to have artificially inflated the market price for the securities. On May 24, 2002, CSFB LLC moved to dismiss the amended complaint. Oral argument was held on January 17, 2003, and the Company is now awaiting the court's decision.

        On May 25, 2001, CSFB LLC was sued in the U.S. District Court for the Southern District of Florida by a putative class of issuers in IPOs in which CSFB LLC acted as lead manager. The complaint alleged that CSFB LLC underpriced IPOs, accepted excessive brokerage commissions in exchange for allocations in IPOs, required investors to give CSFB LLC a share of IPO profits, and used IPO allocations to obtain additional investment banking business, all in breach of the underwriting agreements. This case was subsequently transferred to the U.S. District Court for the Southern District of New York. An amended complaint was filed on February 4, 2002 in this matter alleging, among other things, a claim for indemnification in the IPO matter. On March 29, 2002, CSFB LLC moved to dismiss this complaint. On June 25, 2002, the court denied CSFB LLC's motion to dismiss. In December 2002, prior to a motion for class certification being filed, MDCM Holdings, Inc., the putative class representative, informed the court that it wished to withdraw from the action. Notice of MDCM Holdings' decision has been provided to the putative class and a March 26, 2003 deadline has been set for a putative class member to substitute as the putative class representative. If no member of the putative class seeks to substitute for MDCM Holdings, the action will be dismissed.

        On November 15, 2002, the Company, as alleged successor-in-interest for Donaldson, Lufkin & Jenrette Securities Corporation (now Pershing LLC), was sued in the U.S. District Court for the Southern District of New York on behalf of a putative class of issuers in IPOs for which it acted as underwriter. The complaint alleges that the issuers' IPOs were underpriced, and that Pershing LLC allocated the underpriced IPO stock to certain of its favored clients and subsequently shared in portions of the profits of such favored clients pursuant to side agreements or understandings. This purported conduct is alleged to have been in breach of the underwriting agreements.

        Several putative class action lawsuits have been filed against CSFB LLC in the wake of publicity surrounding various governmental and regulatory investigations into the practices of equity research analysts. Thus far, cases have been brought against CSFB LLC in U.S. District Courts for the Southern District of New York and the District of Massachusetts on behalf of purchasers of shares of Agilent Technologies, Inc., AOL Time Warner Inc., Covad Communications Co. and Razorfish, Inc. An individual action has been filed in the Superior Court of the State of California by a purchaser of shares of Clarent Corporation. The complaints generally assert claims under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The actions relating to Covad Communications Co. have been consolidated in the U.S. District Court for the Southern District of New York, and CSFB LLC and its co-defendants have filed a motion to dismiss the complaint. The actions related to Agilent Technologies, Inc., AOL Time Warner Inc. and Razorfish, Inc. have not yet been consolidated and no lead plaintiff or lead counsel has been appointed in any of those cases.

Enron-related Litigation and Inquiries

        Numerous actions have been filed against CSFB LLC and its affiliates relating to Enron Corp. or its affiliates ("Enron"). On April 8, 2002, CSFB LLC and certain other investment banks were named as defendants along with, among others, Enron, Enron executives and directors, lawyers and accountants in two putative class action complaints filed in the U.S. District Court for the Southern District of Texas. The first, Newby v. Enron Corp., et al., was filed by purchasers of Enron securities and alleges claims against CSFB LLC for violations of the federal securities laws. The second, Tittle, et al. v Enron Corp., et al., was filed by Enron employees who participated in various Enron employee savings plans and alleges violations of the Employee Retirement Income Security Act, and the Racketeer Influenced and Corrupt Organizations Act, and state law negligence and civil conspiracy claims. A motion by CSFB LLC to dismiss the complaint in Newby was denied in December 2002, and CSFB LLC has since answered the complaint, denying all liability. On May 8, 2002, CSFB LLC moved to dismiss the Tittle complaint, and that motion is pending before the court. In both matters, plaintiffs have filed motions for class certification that are pending before the court. Several actions filed against CSFB LLC and certain CSFB affiliates, along with other parties, have been consolidated with the Newby action and stayed pending the court's decision on certain motions to dismiss by other defendants in Newby that are still pending. Two of the consolidated actions have duplicate proceedings in the U.S. District Court for the Southern District of New York.

        Additional actions have been filed in various U.S. federal and state courts against CSFB LLC and/or certain CSFB affiliates, along with other parties, including (i) a series of putative class actions by purchasers of NewPower Holdings common stock alleging violations of the federal securities laws, including Section 11 of the Securities Act and Section 10(b) of the Exchange Act; (ii) an action filed by The Retirement Systems of Alabama alleging violations of state and federal securities laws and Alabama statutory and common law; (iii) a complaint by two investment funds that purchased certain Enron-related securities alleging claims of insider trading and other violations of California law; (iv) a complaint by investment funds or fund owners that purchased senior secured notes issued by Osprey Trust and Osprey Trust I alleging violations of California law and fraud, deceit and negligent misrepresentation; (v) an action by AUSA Life Insurance Company, Inc. and eleven other insurance company plaintiffs alleging violations of state securities laws, common law fraud and civil conspiracy in connection with offerings of notes and certificates by certain Enron special purpose entities, including Osprey Trust; (vi) a complaint by purchasers of Enron, Marlin, Osprey and Montclare Trust securities alleging violations of state securities laws, fraud and deceit, and civil conspiracy; (vii) an action by CalPERS, California's state pension fund, alleging violations of federal securities law, California law and fraud and concealment in connection with CalPERS' investment in certain notes issued by Enron; (viii) an action filed by an individual purchaser of various Enron notes, alleging violations of California law, fraud and concealment and breach of fiduciary duty in connection with offerings of those notes; and (ix) four actions against Arthur Andersen, in which Andersen has brought a claim for contribution against CSFB LLC and CSFB affiliates and other parties as third-party defendants.

        In December 2001, Enron filed a petition for Chapter 11 relief in the U.S. Bankruptcy Court for the Southern District of New York. On September 12, 2002, the court entered an order allowing discovery from more than 100 institutions, including CSFB LLC. The Company has produced documents on a rolling basis, subject to a confidentiality order. The bankruptcy examiner has requested additional discovery, including depositions, and CSFB LLC is voluntarily cooperating with such requests.

        CSFB LLC and its affiliates have received requests for information from certain U.S. Congressional committees and requests for information and/or subpoenas from certain governmental and regulatory agencies regarding certain transactions and business relationships with Enron and its affiliates, including certain Enron-related special purpose entities. The Company is cooperating fully with such inquiries and requests.

NASD Anti-Tying Investigation

        In September 2002, the NASD began an inquiry into the services provided by investment banks to customers that maintained a commercial banking relationship with any affiliates of the investment bank at the time such services were provided. It is the Company's understanding that the NASD is investigating the question of whether improper "tying" of these various services took place. The NASD sent requests for information on this topic to CSFB and to a number of other financial institutions. The Company is cooperating fully with this investigation and have produced and will continue to produce the requested documents and information.

AmeriServe Food Distribution Inc. Litigation

        On or about January 31, 2000, AmeriServe Food Distribution, Inc. ("AmeriServe"), its parent company, Nebco Evans Holding Company, and related corporations filed Chapter 11 petitions in the U.S. Bankruptcy Court for the District of Delaware. Since then, the Bankruptcy Court has confirmed a liquidation plan, and the plan has been consummated. Pursuant to the plan, substantially all the assets of AmeriServe were sold and a post-confirmation estate has been created. The post-confirmation estate is authorized to assert a wide assortment of claims against various parties for the benefit of various creditors. On or about December 8, 1999, DLJ Bridge Finance, Inc., a wholly owned subsidiary of CSFBI, made a $100 million secured loan to AmeriServe. The loan subsequently was transferred to DLJ Capital Funding, also a wholly owned subsidiary of CSFBI, which has filed a claim with respect to the loan in the bankruptcy proceeding. Pursuant to the plan, funds for payment of this claim have been escrowed pending allowance of the claim by the Bankruptcy Court.

        On or about November 28, 2000, following discovery from DLJ and certain affiliates concerning their relationships with AmeriServe and related companies, holders of certain AmeriServe secured notes issued on or about October 1, 1999 commenced an adversary proceeding in the Bankruptcy Court, seeking under the Bankruptcy Code to subordinate DLJ Capital Funding's claim to the secured noteholders' claims. On April 4, 2001, the court denied a motion to dismiss filed by DLJ Capital Funding and ordered plaintiffs to file an amended complaint setting forth with specificity their claims against DLJ Capital Funding. An amended complaint was filed and, on May 30, 2001, DLJ Capital Funding moved to dismiss the amended complaint. Resolution of that motion is pending. As a result of settlements in this and related litigations, Oaktree Capital Management is currently the only remaining plaintiff in this action. An application for allowance of the claim and objections by the AmeriServe post-confirmation estate is scheduled to be heard on April 24, 2003.

        On December 27, 2000, GSC Recovery, Inc. ("GSC") filed a complaint in the Superior Court of New Jersey, Law Division, Morris County, against certain DLJ entities and certain officers, directors and other individuals and entities. The complaint arose out of alleged misrepresentations and omissions relating to GSC's purchases of certain unsecured AmeriServe notes issued in 1997 and 1998. On March 6, 2001, the DLJ entities named as defendants moved to dismiss the complaint. The court subsequently granted in part, and denied in part, the motion to dismiss. The plaintiff moved the court to reconsider its decision, but the court denied the motion. GSC filed a second amended complaint on August 10, 2001, and the DLJ entities served an answer to the second amended complaint on September 4, 2001. The court has granted the plaintiff permission to move for reconsideration of the court's order dismissing the plaintiff's original complaint in part in 2001.

        On November 8, 2001, Ronald A. Rittenmeyer, in his capacity as plan administrator of the AFD Fund, the post-confirmation estate of the bankruptcy cases of AmeriServe and its affiliates, filed a complaint in the County Court of Dallas, Texas against the Company, certain of its affiliates and certain officers, directors and other individuals and entities. The plaintiff asserted breach of fiduciary duty claims arising out of the acquisition of ProSource by AmeriServe in 1998. The defendants filed answers generally denying all plaintiff's allegations on January 15, 2002; two individual defendants also filed special appearances denying personal jurisdiction.

        On November 8, 2002, the court granted motions to dismiss the two individual defendants for lack of personal jurisdiction. The plaintiff has appealed that ruling. On January 12, 2003, the defendants filed an amended answer to plaintiff's first amended petition. That same day, the plaintiff filed a second amended petition asserting an additional claim for breach of fiduciary duty against the DLJ entities. The defendants filed their second amended answer to this petition on January 31, 2003.

Independent Energy Holdings PLC Litigation

        Beginning on September 6, 2000, certain DLJ entities and certain other individuals and entities were named as defendants in six putative class actions filed in the U.S. District Court for the Southern District of New York on behalf of a purported class of persons who purchased or acquired American Depository Shares ("ADS") of Independent Energy Holdings PLC ("Independent Energy") in Independent Energy's secondary offering of $200 million of ADS in March 2000. The complaints, which were substantially the same, alleged violations of the federal securities laws against the DLJ entities, which acted as underwriter and financial adviser, arising out of alleged misrepresentations and omissions contained in the registration statement and prospectus for the secondary offering of ADSs.

        On December 15, 2000, the complaints pending in the Southern District were consolidated. A consolidated amended complaint was filed on February 16, 2001, and a second amended consolidated complaint was later filed. On April 19, 2001, the DLJ entities named as defendants moved to dismiss the second amended consolidated complaint. On July 26, 2001, the court rendered a decision granting in part, and denying in part, the DLJ entities' motion. The court held that plaintiffs' second amended consolidated complaint stated claims under the Securities Act and the Exchange Act. On August 23, 2001, the DLJ entities answered the second amended consolidated complaint. On September 28, 2001, the plaintiffs moved to certify a class, and on May 30, 2002, the court certified a class of plaintiffs in this matter. On January 31, 2003, the DLJ entities moved for summary judgment on all claims against them. The Company currently anticipates, however, that the DLJ entities and lead plaintiff will settle all claims as part of a global settlement of the matter.

Litigation Charge

        In accordance with SFAS No. 5, "Accounting for Contingencies," the Company recorded a reserve of $450 million at December 31, 2002 for the estimated costs of private litigation involving research analyst independence, certain IPO allocation practices, Enron and other related litigation. This is in addition to the reserve of $150 million with respect to the agreement in principle with various U.S. regulators involving research analyst independence and the allocation of IPO shares to corporate executive officers.

24. Other Event

        As a result of the terrorist attack in New York City on September 11, 2001, the Company identified through December 31, 2002, approximately $44 million of direct losses consisting primarily of leasehold improvements, furniture and fixtures and equipment at Five World Trade Center and other incremental expenses, the majority of which was recognized in the consolidated statement of operations for the year ended December 31, 2001. The Company received a total of $20 million as an advance against these losses from insurance carriers in September and October 2001, and received an additional $20 million from its insurance carriers in 2002.

25. Quarterly Data (Unaudited)

        The following table presents total net revenues, income before provision for income taxes, and net income (loss):

	2002 Fiscal Quarter
					Year Ended 2002
	First	Second	Third	Fourth(1)
	(In millions)
Total net revenues	$1,947	$1,743	$1,098	$951	$5,739
Income (loss) from continuing operations(3)	506	404	22	(623)	309
Income from discontinued operations(4)	42	27	31	36	136
Net income (loss)	$353	$283	$35	$(410)	$261
	2001 Fiscal Quarter
					Year Ended 2001
	First	Second	Third	Fourth(2)
	(In millions)
Total net revenues	$2,242	$1,883	$1,131	$1,275	$6,531
Income (loss) from continuing operations(3)	403	60	(636)	(182)	(355)
Income from discontinued operations(4)	56	37	31	16	140
Net income (loss)	$303	$69	$(398)	$(118)	$(144)

(1)
The fourth quarter of 2002 includes certain one-time charges of $150 million related to severance, $150 million for the agreement in principle with various regulators involving research analyst independence and the allocation of IPO shares to executive officers and an additional charge of

  $450 million for private litigation involving research analyst independence, certain IPO practices, Enron and other related litigation.

(2)
The fourth quarter of 2001 includes a charge of $492 million primarily related to bonus and severance payments, guaranteed compensation and retention awards and a $100 million charge related to the settlement of the SEC and NASDR investigations into the allocation of shares in IPOs and subsequent securities transactions and commissions.

(3)
Income (loss) from continuing operations before provision for income taxes, discontinued operations, extraordinary item and cumulative effect of change in accounting principle.

(4)
Income from discontinued operations before provision for income taxes.

26. Subsequent Event (Unaudited)

        On March 20, 2003, the Company's immediate parent company, CSFBI, transferred Credit Suisse First Boston Management Corporation to the Company as a capital contribution of $60 million and the company was converted to the Delaware limited liability company Credit Suisse First Boston Management LLC ("Management LLC"). Management LLC engages in derivatives transactions and holds a portfolio of private equity, distressed assets and real estate investments. The derivatives transactions entered into by Management LLC have historically been designed to hedge certain trading and other positions held by CSFB LLC. Prior to the transfer of Management LLC to the Company, the Company's results of operations reflected only these trading and other positions held by CSFB LLC without the offsetting effect of the related hedges maintained by Management LLC. During 2002, these unhedged positions at CSFB LLC produced significant gains and the hedges maintained by Management LLC produced significant losses, primarily due to the declining interest rate environment. The Company believes the transfer of Management LLC to it should reduce its earnings volatility because its ongoing results of operations will reflect both the gains or losses from the trading and other positions and the offsetting effect of the related hedges. The transfer also represents a further integration of the Credit Suisse First Boston business unit's U.S. operations into the Company's consolidated group.

        The transfer of Management LLC will be accounted for at historical cost in a manner similar to a pooling-of-interest accounting because Management LLC and the Company were under the common control of CSFBI at the time of the transfer. Beginning with the Company's financial statements for the first quarter of 2003, it will present restated financial information for the relevant period to reflect the results of operations and financial position of Management LLC as if the Company had acquired it on November 3, 2000, the date that the Company was acquired by CSFBI. This restated presentation is expected to have a significant adverse effect on the Company's results of operations for prior periods, particularly for 2002. The Company expects to show a restated net loss of approximately $255 million for 2002 reflecting significant losses from Management LLC. In 2002, Management LLC had a net loss of $514 million and a pre-tax loss of $786 million, consisting of approximately $550 million in pre-tax losses from the derivatives that were designed to hedge trading and other positions held by CSFB LLC and approximately $330 million in pre-tax losses from certain private equity and distressed asset investments. At December 31, 2002, Management LLC had total assets of approximately $2.5 billion, including approximately $170 million of private equity, real estate and distressed asset investments.

SCHEDULE I

CREDIT SUISSE FIRST BOSTON (USA), INC.

(Parent Company only)

Condensed Statements of Financial Condition

(In millions, except share data)

	December 31,
	2002	2001
ASSETS
Cash and cash equivalents	$4	$4
Receivables from brokers, dealers and other	193	52
Derivatives contracts	1,335	108
Private equity and other long-term investments	37	44
Receivable from parent and affiliates	18,534	7,623
Receivables from subsidiaries	8,598	11,208
Investment in subsidiaries, at equity	5,914	5,584
Net deferred tax asset	491	1,191
Goodwill and other intangibles	79	—
Other assets and deferred amounts	1,038	942

Total assets	$36,223	$26,756

LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term borrowings	$2,082	$2,200
Derivatives contracts	2	58
Payables to brokers, dealers and other	452	—
Accounts payable and accrued expenses	1,078	1,914
Other liabilities	1,861	330
Long-term borrowings	23,031	15,366

Total liabilities	28,506	19,868

Stockholders' Equity:
Preferred Stock, 50,000,000 shares authorized:
Series B preferred stock, at $50.00 per share liquidation preference (88,500 and 90,000 shares issued and outstanding at December 31, 2002 and 2001, respectively)	4	5
Common stock, 50,000 shares authorized:
Common Stock ($0.10 par value; 50,000 shares authorized; 1,100 shares issued and outstanding)	—	—
Paid-in capital	6,717	6,064
Retained earnings	1,152	891
Accumulated other comprehensive loss	(156)	(72)

Total stockholders' equity	7,717	6,888

Total liabilities and stockholders' equity	$36,223	$26,756

See accompanying notes to condensed financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC.

(Parent Company only)

Condensed Statements of Operations

(In millions)

	Years Ended December 31,
	2002	2001	2000
Revenues:
Principal transactions-net	$(20)	$26	$—
Investment banking and advisory	—	2	—
Interest and dividends net of interest expense of $628, $391 and $459, respectively	(208)	(111)	407
Other	41	166	79

Total net revenues	(187)	83	486

Expenses:
Employee compensation and benefits	34	136	335
Merger-related costs	—	—	162
Other operating expenses	33	82	269

Total expenses	67	218	766

Loss before income tax benefit, equity in undistributed net income (loss) of subsidiaries, extraordinary item and cumulative effect of a change in accounting principle	(254)	(135)	(280)
Income tax benefit	100	33	397

Income (loss) before equity in undistributed net income (loss) of subsidiaries, extraordinary item and cumulative effect of a change in accounting principle	(154)	(102)	117
Equity in undistributed net income (loss) of subsidiaries	415	(43)	(1,181)

Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	261	(145)	(1,064)
Loss on early extinguishment of debt, net of tax benefit of ($5)	—	—	(12)

Income (loss) before cumulative effect of a change in accounting principle	261	(145)	(1,076)
Cumulative effect of a change in accounting principle	—	1	—

Net income (loss)	$261	$(144)	$(1,076)

See accompanying notes to condensed financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC.

(Parent Company only)

Condensed Statements of Cash Flows

(In millions)

	Years Ended December 31,
	2002	2001	2000
Net cash provided by (used in) operating activities	$2,190	$(1,566)	$(1,981)

Cash flows from investing activities:
Net proceeds from (payments for):
Note receivable from parent	—	3,100	(3,100)
Receivable from affiliates	(11,511)	(7,623)	—
Transfer of CSFB LLC from parent	—	—	2,538
Capital contribution of CSFB Capital Holdings, Inc.	—	34	—
Dividends from affiliates	600	875	508
Investment in subsidiaries	(332)	(72)	(1,213)
Purchase of subsidiary	(70)	—	—
Other assets	—	183	(259)

Net cash (used in) investing activities	(11,313)	(3,503)	(1,526)

Cash flows from financing activities:
Net proceeds from (payments for):
Short-term borrowings	(118)	1,034	(166)
Redemption of 8.42% junior subordinated debentures	—	(206)	—
Issuance (repayments) of:
CSFBdirect common stock	—	(2)	—
Series A preferred stock	—	(200)	—
Series B preferred stock	(1)	(178)	—
Issuance of long-term borrowings	10,474	10,567	2,600
Redemptions/maturities of long-term borrowings	(3,842)	(1,430)	—
Subordinated exchange notes	—	—	(242)
Subordinated loan from subsidiaries	332	(4,623)	(469)
Dividends paid	—	(21)	(37)
Dividend of DLJAMG to parent	—	—	(29)
Exercise of stock options	—	—	372
Receivables from subsidiaries	2,278	75	587

Net cash provided by financing activities	9,123	5,016	2,616

Increase (decrease) in cash and cash equivalents	—	(53)	(891)

Cash and cash equivalents at beginning of year	4	57	948

Cash and cash equivalents at end of year	$4	$4	$57

See accompanying notes to condensed financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC.

(Parent Company only)

Notes to Condensed Financial Statements

December 31, 2002

1. Basis of Presentation

        The condensed financial statements of Credit Suisse First Boston (USA), Inc. ("Parent Company") should be read in conjunction with the consolidated financial statements of Credit Suisse First Boston (USA), Inc. and subsidiaries (the "Company") and the notes thereto. Investments in subsidiaries are accounted for under the equity method.

2. CSFBdirect Common Stock

        CSFBdirect common stock was the series of common stock issued by the Parent Company that tracked the performance of the online brokerage unit, CSFBdirect.

        On August 21, 2001, CSFBdirect Acquisition Corp., a wholly owned subsidiary of CSFBI, completed a tender offer to acquire the 18.4 million shares of CSFBdirect common stock owned by the public for $6.00 per share in cash, or a total of approximately $110.4 million. The Parent Company effected a short-form merger to acquire the shares, deregistered and delisted the shares of CSFBdirect common stock from the New York Stock Exchange and retired all shares. Subsequent to completing the tender offer, CSFBdirect Acquisition Corp. was merged into the Parent Company with the Parent Company as the surviving entity. No earnings per share information is presented.

3. Related Party Transactions

        At December 31, 2002 and 2001, the Parent Company had receivables from subsidiaries of $8.6 billion and $11.2 billion, respectively. The receivables arose in the ordinary course of business. Changes in this balance are due to changes in the size and timing of transactions. Receivables from subsidiaries include $2.2 billion and $1.0 billion loaned under master note agreements at December 31, 2002 and 2001, respectively. Substantially all receivables from subsidiaries provide for interest based on federal funds rates.

        At December 31, 2002 and 2001, the Parent Company had receivables from parent (CSFBI) and affiliates of $18.5 billion and $7.6 billion, respectively. Prior to the acquisition of DLJ, CSFBI issued its own debt to fund its operations. The Parent Company is now providing most of this funding, resulting in the increase in receivables from parent (CSFBI) and affiliates. Included in receivables from parent and affiliates were cash dividends paid to the Parent Company by its consolidated subsidiaries of $600 million and $875 million for the years ended December 31, 2002 and 2001, respectively. There are no restrictions on the payment of dividends, except for those stipulated in certain debt agreements and those applicable to brokers and dealers, which provide for certain minimum amounts of capital to be maintained to satisfy regulatory requirements in the Company's domestic and foreign broker-dealer subsidiaries. Under certain circumstances, the amount of excess capital that can be withdrawn is limited. The regulatory requirements are designed to measure the general financial integrity and liquidity of broker-dealers and provide minimum acceptable net capital levels to satisfy commitments to customers. Unless an adequate level of capital is maintained, regulated broker-dealer subsidiaries would be prohibited from paying dividends to the Parent Company.

4. Long-term Borrowings

        The Parent Company finances certain of its activities through long-term borrowing arrangements. At December 31, 2002, there were current maturities of all long-term borrowings of $3.6 billion.

        The following table sets forth the Parent Company's long-term borrowings:

	December 31,
	2002	2001
	(In millions)
Senior notes 4.63%-8.00% due various dates through 2032	$14,836	$7,548
Medium-term notes 1.69%-7.53% due various dates through 2032	8,195	7,813
Other	—	5

Total long-term borrowings	$23,031	$15,366

        For a detailed description of the Parent Company's long-term borrowings, see note 8 of the Company's consolidated financial statements.

        The following table sets forth the scheduled maturities of long-term borrowings:

	December 31,
	2002	2001
	(In millions)
2002	$—	$4,019
2003	3,565	2,357
2004	2,140	1,143
2005	2,639	1,553
2006	2,317	2,247
2007	2,456	402
2008-2021	9,914	3,645

	$23,031	$15,366

        In May 2002, the Parent Company replaced its $3.5 billion credit facility with a 364-day $3.0 billion revolving credit facility available to the Company as borrower. Proceeds from borrowings under this facility can be used for general corporate purposes, and the facility is guaranteed by CSG. The facility contains customary covenants that the Company believes will not impair its ability to obtain funding. At December 31, 2002, no borrowings were outstanding under this facility.

5. Income Taxes

        The Parent Company and its subsidiaries record income taxes as if each subsidiary files a separate income tax return. The income tax benefit recorded by the Parent Company results from the Company's overall lower consolidated effective tax rate and the ability of the Parent Company to utilize tax attributes related to its subsidiaries and affiliates.

6. Guarantees

        In the ordinary course of business, the Parent Company enters into guarantee contracts. On December 31, 2002, the Parent Company adopted the new disclosure requirements for these guarantees in accordance with FIN 45. Beginning on January 1, 2003, the Parent Company adopted the recognition requirements of FIN 45 whereby the Parent Company will recognize a liability at the inception of certain guarantees for obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that certain events or conditions occur. With certain exceptions, these recognition requirements pertain to any new guarantees entered into or current guarantees that are modified after December 31, 2002.

        Guarantees issued by the Parent Company are disclosed in the consolidated financial statement disclosures (see Note 19 to the consolidated financial statements) except for guarantees issued by the Parent Company on behalf of its consolidated subsidiaries as such guarantees are included in the Parent Company only disclosures.

Related party guarantees

        For purposes of Parent Company only condensed financial statements, related party guarantees include guarantees issued by the Parent Company for obligations of its consolidated subsidiaries. Guarantees issued by the Parent Company for the obligations of companies controlled by CSG, the Parent Company's ultimate parent, excluding the Company that are not consolidated subsidiaries are disclosed in the notes to the Company's consolidated financial statements.

        The Parent Company issues guarantees to customers with respect to certain obligations of its consolidated subsidiaries in the ordinary course of business, including, but not limited to, certain derivatives transactions. Failure to perform by a consolidated subsidiary would require the Parent Company to perform under the guarantee. The maximum contingent liability of future payments of guarantees issued to counterparties of consolidated subsidiaries as of December 31, 2002 was $5.52 billion. While the maximum contingent liability may be indicative of the extent to which such guarantees are used, the Parent Company believes that the likelihood of nonperformance by these consolidated subsidiaries is remote. Excluded from the maximum contingent liability are certain guarantees for which an estimate cannot be made because the exposure is unlimited and therefore impossible to estimate.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 27th day of March, 2003.

CREDIT SUISSE FIRST BOSTON (USA), INC.
By:	/s/ DAVID C. FISHER Name: David C. Fisher Title: Chief Financial and Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN J. MACK John J. Mack	Director, President and Chief Executive Officer (Principal Executive Officer)	March 27, 2003
/s/ DAVID C. FISHER David C. Fisher	Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	March 27, 2003
/s/ BRADY W. DOUGAN Brady W. Dougan	Director, Head of Securities Division	March 27, 2003
/s/ BRIAN D. FINN Brian D. Finn	Director	March 27, 2003
/s/ EILEEN K. MURRAY Eileen K. Murray	Director, Managing Director	March 27, 2003
/s/ ADEBAYO O. OGUNLESI Adebayo O. Ogunlesi	Director, Managing Director and Head of Global Investment Banking	March 27, 2003
/s/ JEFFREY M. PEEK Jeffrey M. Peek	Director, Managing Director and Head of Financial Services	March 27, 2003
/s/ STEPHEN R. VOLK Stephen R. Volk	Director, Managing Director	March 27, 2003
/s/ BARBARA A. YASTINE Barbara A. Yastine	Director	March 27, 2003

Certification

I, John J. Mack, certify that:

1.
I have reviewed this annual report on Form 10-K of Credit Suisse First Boston (USA), Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003		/s/ John J. Mack
	Name:	John J. Mack
	Title:	Chief Executive Officer

Certification

I, David C. Fisher, certify that:

1.
I have reviewed this annual report on Form 10-K of Credit Suisse First Boston (USA), Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003		/s/ David C. Fisher
	Name:	David C. Fisher
	Title:	Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001).
3.2	By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.1
The instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
10.1
364-Day Auction Bid Advance and Revolving Credit Facility Agreement, dated as of May 24, 2002, among the Registrant, as borrower, the banks named therein, JP Morgan Chase Bank, as administrative agent, and Bank of America, N.A., The Bank of New York, Citibank, N.A. and Lloyds TSB Bank PLC, as syndication agents.*
10.2
Purchase Agreement dated as of November 28, 2001, between Registrant and Bankmont Financial Corp. ("Purchaser"), as amended by First Amendment to Purchase Agreement, dated as of February 1, 2002, between Registrant and Purchaser (incorporated by reference to Exhibit 2.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.3
Transaction Agreement dated as of January 7, 2003, between Registrant and The Bank of New York Company, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated February 19, 2003).
10.4
Agreement of Lease, dated July 28, 1995, between Metropolitan Life Insurance Company and the Registrant, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.28 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.5
Amendment of Lease, dated May 17, 1996, between Metropolitan Life Insurance Company and the Registrant, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.6
Agreement of Lease, dated September 10, 1997, between Metropolitan Life Insurance Company and the Registrant, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.30 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.7
Modification of Lease, dated February 5, 1998, between Metropolitan Life Insurance Company and the Registrant, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.31 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.8
Second Modification of Lease, dated June 12, 2000, between Metropolitan Life Insurance Company and the Registrant, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.32 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.9
Third Modification of Lease, dated September 18, 2000, between Metropolitan Life Insurance Company and the Registrant, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.33 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.10
Fourth Modification of Lease, dated November 13, 2000, between Metropolitan Life Insurance Company and the Registrant, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.34 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.11
Agreement of Sublease, dated August 31, 1999 between GFT Apparel Corp. and the Registrant, as subtenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.35 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.12
Agreement of Lease, dated February 22, 2001, between Metropolitan Life Insurance Company and the Registrant, as tenant, on One Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.37 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.13
Agreement of Sublease, dated February 22, 2001, between Metropolitan Life Insurance Company and the Registrant, as landlord, on One Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.38 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.14
Lease dated as of October 30, 2001, between Registrant, as landlord, and The Port Authority of New York and New Jersey, on One Madison Avenue (incorporated by reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.15	Lease dated as of March 14, 2002, between Registrant, as landlord, and Standard Chartered Bank, on One Madison Avenue.*
10.16	Lease dated as of April 26, 2002, between Registrant, as landlord, and Marsh, Inc., on One Madison Avenue.*
10.17
Agreement of Lease, dated July 1, 1987, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.41 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.18
First Amendment of Lease, dated July 1, 1987, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.42 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.19
Second Amendment of Lease, dated March 12, 1992, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.43 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.20
Third Amendment of Lease, dated December 27, 1992, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.44 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.21
Fourth Amendment of Lease, dated December 23, 1993, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.45 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.22
Fifth Amendment of Lease, dated May 1, 1994, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.46 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.23
Sixth Amendment of Lease, dated March 9, 1995, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.47 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.24
Seventh Amendment of Lease, dated June 16, 1995, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.48 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.25
Eighth Amendment of Lease, dated April 4, 1996, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.49 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.26
Ninth Amendment of Lease, dated April 4, 1996, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.50 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.27
Tenth Amendment of Lease, dated December 31, 1996, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.51 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.28
Eleventh Amendment of Lease, dated February 7, 1997, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.52 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.29
Twelfth Amendment of Lease, dated August 18, 1997, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.53 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.30
Thirteenth Amendment of Lease, dated January 12, 1998, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.54 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.31
Fourteenth Amendment of Lease, dated December 28, 1998, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.55 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.32
Fifteenth Amendment of Lease, dated June 16, 1999, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.56 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.33
Sixteenth Amendment of Lease, dated March 31, 2000, between Grove Street Associates of Jersey City Limited Partnership and the Registrant, as tenant, on One Pershing Plaza, Jersey City, New Jersey (incorporated by reference to Exhibit 10.57 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.34
Agreement of Lease, dated August 15, 2000, between TM Park Avenue Associates and the Registrant, as tenant, on 315 Park Avenue South, New York, New York (incorporated by reference to Exhibit 10.63 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.35
First Amendment to the Lease between Registrant, as tenant, and TM Park Avenue Associates dated August 16, 2000, on 315 Park Avenue South, New York, New York (incorporated by reference to Exhibit 10.35 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
12.1	Computation of ratio of earnings to fixed charges.*
23.1	Consent of KPMG LLP.*
24.1	Power of Attorney.*
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Filed herewith.

QuickLinks

CREDIT SUISSE FIRST BOSTON (USA), INC. Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002
PART I
  Item 1: Business
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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A: Quantitative and Qualitative Disclosures about Market Risk
MARKET RISK EXPOSURES IN TRADING PORTFOLIOS (UNAUDITED)
RELATIONSHIP BETWEEN BACKTESTING P&L AND VAR ESTIMATE FOR CSFB (USA), INC. DURING 2002 (unaudited)
  Item 8: Financial Statements and Supplementary Data
  Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10: Directors and Executive Officers of the Registrant
  Item 11: Executive Compensation
  Item 12: Security Ownership of Certain Beneficial Owners and Management
  Item 13: Certain Relationships and Related Transactions
  Item 14: Controls and Procedures
PART IV
  Item 15: Exhibits, Financial Statement Schedule, and Reports on Form 8-K
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE ITEMS 14(a)(1) AND 14(a)(2)
INDEPENDENT AUDITORS' REPORT
CREDIT SUISSE FIRST BOSTON (USA) , INC. AND SUBSIDIARIES Consolidated Statements of Financial Condition
ASSETS
CREDIT SUISSE FIRST BOSTON (USA) , INC. AND SUBSIDIARIES Consolidated Statements of Financial Condition
LIABILITIES AND STOCKHOLDERS' EQUITY
CREDIT SUISSE FIRST BOSTON (USA) , INC. AND SUBSIDIARIES Consolidated Statements of Operations
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders' Equity For the Years Ended December 31, 2002, 2001 and 2000
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows For the Years Ended December 31, 2002, 2001 and 2000
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows For the Years Ended December 31, 2002, 2001 and 2000
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2002
SCHEDULE I CREDIT SUISSE FIRST BOSTON (USA), INC. (Parent Company Only) Condensed Statements of Financial Condition
CREDIT SUISSE FIRST BOSTON (USA), INC. (Parent Company Only) Condensed Statements of Operations
CREDIT SUISSE FIRST BOSTON (USA), INC. (Parent Company Only) Condensed Statements of Cash Flows
CREDIT SUISSE FIRST BOSTON (USA), INC. (Parent Company only) Notes to Condensed Financial Statements December 31, 2002
SIGNATURES
Certification
Certification
INDEX TO EXHIBITS