Form 10-Q
period 2003-03-31
CREDIT SUISSE FIRST BOSTON USA INC
filed 2003-05-13
CIK 29646

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

All of the outstanding shares of common stock of the registrant, $0.10 par value, are held by Credit Suisse First Boston, Inc.

CREDIT SUISSE FIRST BOSTON (USA), INC.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003

PART I	FINANCIAL INFORMATION
	ITEM 1:	Condensed Consolidated Statements of Financial Condition as of March 31, 2003 (Unaudited) and December 31, 2002
Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2003 and 2002
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the three months ended March 31, 2003 and 2002
Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2003 and 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Summary of Significant Accounting Policies
2. Discontinued Operations
3. Merger-Related Costs
4. Related Party Transactions
5. Income Taxes
6. Transfers and Servicing of Financial Assets
7. Borrowings
8. Private Equity and Other Long-Term Investments
9. Net Capital
10. Cash and Securities Segregated Under Federal and Other Regulations
11. Derivatives Contracts
12. Commitments
13. Guarantees
14. Industry Segment and Geographic Data
15. Legal Proceedings
Independent Accountants’ Review Report
	ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk
	ITEM 4:	Controls and Procedures

PART II	OTHER INFORMATION
	ITEM 1:	Legal Proceedings
	ITEM 5:	Other Information
	ITEM 6:	Exhibits and Reports on Form 8-K
Signature
Certifications

AVAILABLE INFORMATION

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission, or SEC.  Our SEC filings are available to the public over the internet on the SEC’s website at www.sec.gov.  You may also view our SEC filings on our website at www.csfb.com as soon as is reasonably practicable after the report is electronically filed with, or furnished to, the SEC.  The information on our website is not incorporated by reference into this Quarterly Report.

PART I
FINANCIAL INFORMATION

ITEM 1:  Financial Statements

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition
(Unaudited)

(In millions)

	March 31, 2003	December 31, 2002

ASSETS
Cash and cash equivalents	$499	$480
Collateralized short-term financings:
Securities purchased under agreements to resell	55,910	51,756
Securities borrowed	70,667	71,296
Receivables:
Customers	1,662	829
Brokers, dealers and other	8,016	7,310
Financial instruments owned:
U.S. government and agencies (includes securities pledged as collateral of $30,192 and $26,360, respectively)	37,513	32,131
Corporate debt (includes securities pledged as collateral of $5,327 and $9,938, respectively)	11,016	12,174
Mortgage whole loans (includes loans pledged as collateral of $9,111 and $8,556, respectively)	9,811	9,465
Equities (includes securities pledged as collateral of $5,565 and $6,305, respectively)	7,873	9,735
Commercial paper	872	619
Private equity and other long-term investments	904	956
Derivatives contracts	4,213	3,956
Other	3,974	3,211
Net deferred tax asset	1,556	1,685
Office facilities at cost (net of accumulated depreciation and amortization of $935 and $893, respectively)	458	485
Goodwill and other intangible assets	331	329
Loans receivable from parent and affiliates	16,919	16,412
Other assets and deferred amounts	2,944	2,492
Assets held for sale	13,773	11,547
Total assets	$248,911	$236,868

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition (Continued)
(Unaudited)

(In millions, except share data)

	March 31, 2003	December 31, 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Commercial paper and short-term borrowings	$11,753	$11,933
Collateralized short-term financings:
Securities sold under agreements to repurchase	108,436	107,896
Securities loaned	28,324	24,178
Payables:
Customers	3,886	2,928
Brokers, dealers and other	10,532	8,689
Financial instruments sold not yet purchased:
U.S. government and agencies	23,736	22,710
Corporate debt	3,474	3,315
Equities	3,392	3,240
Derivatives contracts	3,075	2,849
Other	304	335
Obligation to return securities received as collateral	874	896
Accounts payable and accrued expenses	2,186	3,200
Other liabilities	3,374	2,927
Long-term borrowings	24,458	23,094
Liabilities held for sale	13,128	10,947
Total liabilities	240,932	229,137

Stockholders’ Equity:
Preferred stock, 50,000,000 shares authorized: Series B preferred stock, at $50.00 per share liquidation preference (88,500 shares issued and outstanding at December 31, 2002)	—	4
Common stock ($0.10 par value; 50,000 shares authorized; 1,100 shares issued and outstanding)	—	—
Paid-in capital	7,448	7,279
Retained earnings	687	604
Accumulated other comprehensive loss	(156)	(156)
Total stockholders’ equity	7,979	7,731
Total liabilities and stockholders’ equity	$248,911	$236,868

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(Unaudited)

(In millions)

	Three Months Ended March 31,
	2003	2002

Revenues:
Principal transactions-net	$3	$37
Investment banking and advisory	438	714
Commissions	245	325
Interest and dividends, net of interest expense of $1,052 and $1,325, respectively	493	380
Other	10	523
Total net revenues	1,189	1,979
Expenses:
Employee compensation and benefits	724	949
Occupancy and equipment rental	107	110
Brokerage, clearing and exchange fees	62	72
Communications	46	49
Professional fees	52	58
Merger-related costs	62	91
Other operating expenses	46	125
Total expenses	1,099	1,454
Income from continuing operations before provision for income taxes and discontinued operations	90	525
Provision for income taxes	31	186
Income from continuing operations before discontinued operations	59	339
Discontinued operations:
Income from discontinued operations	37	42
Provision for income taxes	13	15
Income from discontinued operations, net of income taxes	24	27
Net income	$83	$366

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

For the Three Months Ended March 31, 2003 and March 31, 2002

(In millions)

	Preferred Stock	CSFB (USA) Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balances at December 31, 2001	$5	$—	$6,326	$859	$(72)	$7,118
Net income	—	—	—	366	—	366
Foreign currency translation adjustment	—	—	—	—	(1)	(1)
Decrease in pension liability, net of income tax expense of $3	—	—	—	—	5	5
Total comprehensive income						370
CSG share plan activity	—	—	196	—	—	196
Balances at March 31, 2002	$5	$—	$6,522	$1,225	$(68)	$7,684

Balances at December 31, 2002	$4	$—	$7,279	$604	$(156)	$7,731
Net income	—	—	—	83	—	83
Total comprehensive income						83
Redemption of Series B preferred stock	(4)	—	—	—	—	(4)
Capital contribution by CSFBI	—	—	75	—	—	75
CSG share plan activity	—	—	94	—	—	94
Balances at March 31, 2003	$—	$—	$7,448	$687	$(156)	$7,979

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In millions)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$83	$366
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net pre-tax gain on sale of certain broker-dealer subsidiaries	—	(528)
Depreciation and amortization	44	51
CSG share plan activity	94	196
Deferred taxes	117	47
Other, net	—	1
(Increase) decrease in operating assets:
Securities borrowed	598	(4,640)
Receivables from customers	(1,872)	(3,652)
Receivables from brokers, dealers and other	(2,126)	(3,581)
Financial instruments owned	(3,894)	(447)
Other assets and deferred amounts	(475)	(76)
Increase (decrease) in operating liabilities:
Securities loaned	3,945	1,304
Payables to customers	1,988	(568)
Payables to brokers, dealers and other	3,006	(854)
Financial instruments sold not yet purchased	1,594	2,689
Obligation to return securities received as collateral	(22)	(348)
Accounts payable and accrued expenses	(1,014)	(1,322)
Other liabilities	675	(1,012)
Net cash provided by (used in) operating activities	$2,741	$(12,374)

See accompanying notes to condensed consolidated financial statements (unaudited).

	Three Months Ended March 31,
	2003	2002
Cash flows from investing activities:
Net (payments for) proceeds from:
Loans receivable from parent and affiliates	$(507)	$(4,803)
Sale of broker-dealer subsidiaries	—	674
Office facilities	(17)	88
Purchase of subsidiary	—	(70)
Net cash (used in) investing activities	(524)	(4,111)

Cash flows from financing activities:
Net proceeds from (payments for):
Short-term borrowings	(99)	7,022
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	(3,268)	5,445
Capital contribution from CSFBI	75	—
Redemption of Series B preferred stock	(4)	—
Issuances of long-term borrowings	1,896	4,089
Redemptions and maturities of long-term borrowings	(590)	(182)
Net cash (used in) provided by financing activities	(1,990)	16,374

(Increase) in cash and cash equivalents related to discontinued operations	(208)	—

Increase (decrease) in cash and cash equivalents	19	(111)

Cash and cash equivalents at beginning of period	480	1,752
Cash and cash equivalents at end of period	$499	$1,641

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2003

1. Summary of Significant Accounting Policies

The Company

Credit Suisse First Boston (USA), Inc., formerly known as Donaldson, Lufkin & Jenrette, Inc., and subsidiaries (the “Company”), is a leading integrated investment bank serving institutional, corporate, government and high-net worth individual clients. The Company provides clients with a broad range of products and services that includes securities underwriting, sales and trading, investment banking, financial advisory services, private equity investments, full-service brokerage services, derivatives and risk management products and research.

Basis of Presentation

The condensed consolidated financial statements include Credit Suisse First Boston (USA), Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company is a wholly owned subsidiary of Credit Suisse First Boston, Inc. (“CSFBI”) and was acquired on November 3, 2000 (the “Acquisition”). No adjustments of the historical carrying values of the Company’s assets and liabilities to reflect the Acquisition were recorded in the Company’s historical consolidated financial statements.  Accordingly, although the Acquisition gave rise to goodwill, none of this goodwill was “pushed down” to the Company. For further discussion of the Acquisition, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States but not required for interim reporting purposes has been condensed or omitted. These condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal, recurring accruals) that are necessary for a fair presentation of the condensed consolidated statements of financial condition and income for the interim periods presented.

The results of operations for interim periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

To prepare condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, management must estimate certain amounts that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses. Actual results could differ from those estimates.

Certain reclassifications have been made to prior year condensed consolidated financial statements to conform to the 2003 presentation.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 requires that long-lived assets that are “held for sale” be measured at the lower of carrying amount or fair value less cost to sell. SFAS 144 also broadens the reporting requirements for discontinued operations. Effective January 1, 2002, the Company adopted SFAS 144. See Note 2 for more information on discontinued operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with restructurings, discontinued operations or other exit or disposal activities. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS 146 did not have a material impact on the Company’s condensed consolidated financial statements as of and for the period ended March 31, 2003.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 requires additional disclosures by a guarantor in its financial statements about its obligations under certain of its guarantees. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken in issuing such guarantees.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and initial measurement provisions are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure requirements of FIN 45 for the financial statements as of December 31, 2002.  The Company adopted the recognition requirements of FIN 45 on January 1, 2003.  The adoption of FIN 45 did not have a material impact on the Company’s financial condition as of March 31, 2003 or the results of operations for the three months ended March 31, 2003. See Note 13 for more information.

FIN No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“FIN 46”), was issued on January 17, 2003. FIN 46 provides guidance for determining whether a company must consolidate entities where a majority of voting equity is not adequate for making the determination either because voting equity does not exist or because the entity’s decisions are so restricted that decisions are irrelevant. The FASB has named these entities “variable interest entities,” or “VIEs.” The guidance in FIN 46 is applicable for many special purpose entities and any other entity not explicitly excluded from the scope that does not meet the criteria set out in FIN 46 for determining whether analysis based on a majority of voting equity is appropriate. Under FIN 46, a party must consolidate a VIE if it is the primary beneficiary, defined as an entity that participates in the majority of expected losses or expected residual returns, or both. Generally, FIN 46 does not require consolidation of qualifying special purpose entities (“QSPEs”) that meet the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). See Note 6 for more information on the Company’s QSPEs.

The consolidation requirements of FIN 46 are applicable to all VIEs created after January 31, 2003. For entities that existed before February 1, 2003, the Company must review them under FIN 46 by July 1, 2003. FIN 46 imposes immediate disclosure requirements for all financial statements issued after January 31, 2003. The most significant of these disclosures relate to VIEs for which the Company believes consolidation on July 1, 2003 is “reasonably possible.” See Note 6 for more information.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), which amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  The statement is effective for contracts entered into or modified after June 30, 2003.  The Company is evaluating the impact of adopting SFAS 149.

Recent Developments

On January 7, 2003, the Company entered into a definitive agreement to sell its Pershing unit, which is part of the Financial Services segment, to The Bank of New York Company, Inc. (“BONY”) for $2 billion in cash, the repayment of a $480 million subordinated loan and an additional contingent payment of up to $50 million based on future performance. The transaction closed on May 1, 2003.  In connection with the closing, the Company entered into an amendment to the sale agreement that required it to deliver the Pershing unit with a total equity value of $645 million, an increase of $45 million.  The Company expects to report in the second quarter of 2003 a gain from the completion of the sale of the Pershing unit of approximately $1.3 billion pre-tax and approximately $850 million after-tax.  The Company has presented the assets and liabilities of its Pershing unit as “Assets held for sale” and “Liabilities held for sale” as of March 31, 2003 and December 31, 2002 in the condensed consolidated statements of financial condition. The operating results of the Pershing unit have been presented as “Discontinued operations” for all periods presented in the condensed consolidated statements of income. See Note 2 for more information.

On January 17, 2003, the Company’s principal U.S. broker dealer, Credit Suisse First Boston Corporation, was converted to the Delaware limited liability company Credit Suisse First Boston LLC (“CSFB LLC”). The sale of Pershing was structured as a sale of the Company’s U.S. broker dealer, Donaldson, Lufkin, & Jenrette Securities Corporation (which was converted to the Delaware limited liability company Pershing LLC on January 17, 2003), and certain other of the Company’s subsidiaries through which the Pershing business has been conducted. In anticipation of the sale, the businesses of Pershing LLC that were not part of the Pershing business, principally the Private Client Services business, were transferred to CSFB LLC or other subsidiaries in the first quarter of 2003.

On February 28, 2003, the Company redeemed the remaining 88,500 shares of its Fixed/Adjustable Rate Cumulative Preferred Stock, Series B (liquidation preference of $50.00 per share) at par plus accrued and unpaid dividends.

On March 20, 2003, the Company’s immediate parent company, CSFBI, transferred Credit Suisse First Boston Management Corporation to the Company as a capital contribution, and on March 21, 2003, the company was converted to the Delaware limited liability company Credit Suisse First Boston Management LLC (“Management LLC”).  Management LLC engages in derivatives transactions and holds a portfolio of private equity, distressed assets and real estate investments. The derivatives transactions entered into by Management LLC have historically been designed to hedge certain trading and other positions held by CSFB LLC. Prior to the transfer of Management LLC to the Company, the Company’s results of operations reflected only these trading and other positions held by CSFB LLC without the offsetting effect of the related hedges maintained by Management LLC. The Company believes the transfer of Management LLC to the Company should reduce the Company’s earnings volatility because its ongoing results of operations will reflect both the gains and losses from trading and the offsetting effect of the related hedges. The transfer also represents a further integration of the U.S. operations of the Credit Suisse First Boston business unit, of which the Company is a part, into the Company.

The transfer of Management LLC has been accounted for at historical cost in a manner similar to pooling-of-interest accounting because Management LLC and the Company were under the common control of CSFBI at the time of the transfer. Beginning with these condensed consolidated financial statements, the Company has restated financial information to reflect the results of operations and financial position of Management LLC as if the Company had acquired it on November 3, 2000, the date that the Company was acquired by CSFBI.

2. Discontinued Operations

On May 1, 2003, the Company sold its Pershing unit to BONY.  See Note 1 for more information.

In accordance with SFAS 144, the Company presented the assets and liabilities of its Pershing unit as of March 31, 2003 and December 31, 2002 as “Assets held for sale” and “Liabilities held for sale” in the condensed consolidated statements of financial condition. The operating results of the Pershing unit for all periods presented were presented as “Discontinued operations” in the condensed consolidated statements of income.

The following table summarizes the results of operations of Pershing for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,
	2003	2002
	(In millions)
Total net revenues	$196	$245
Total expenses	159	203
Income from discontinued operations before provision for income taxes	$37	$42

The following table presents Pershing’s “Assets held for sale” and “Liabilities held for sale” as of March 31, 2003 and December 31, 2002.

	March 31, 2003	December 31, 2002
	(In millions)
ASSETS HELD FOR SALE
Cash and cash equivalents	$1,426	$1, 218
Collateralized short-term financings:
Securities purchased under agreements to resell (includes $2,679 and $3,085, respectively, of securities segregated for regulatory purposes)	3,023	3,445
Securities borrowed	2,258	1,932
Receivables:
Customers	4,470	3,431
Brokers, dealers and other	2,089	1,070
Financial instruments owned	189	172
Other assets and deferred amounts	318	279
Total assets held for sale	13,773	$11,547

LIABILITIES HELD FOR SALE
Commercial paper and short-term borrowings	$332	$251
Collateralized short-term financings:
Securities sold under agreements to repurchase	215	291
Securities loaned	445	351
Payables:
Customers	7,999	6,969
Brokers, dealers and other	2,262	1,100
Financial instruments sold not yet purchased	94	32
Other liabilities	1,301	1,473
Long-term borrowings	480	480
Total liabilities held for sale	$13,128	$10,947

3. Merger-Related Costs

Merger-related costs represent retention awards related to the Acquisition, which are being expensed over the vesting period. The vesting period is generally three years. The remaining retention awards of $100 million as of March 31, 2003, of which approximately $60 million is expected to be expensed in the second quarter of 2003, are expected to be charged against earnings in the following periods:

Amounts to be Charged
(In millions)
2003	$80
2004	20
Total	$100

4. Related Party Transactions

Credit Suisse Group (“CSG”), through CSFBI, owns all of the Company’s outstanding voting common stock. The Company is involved in significant financing and other transactions, and has significant related party balances, with Credit Suisse First Boston, a Swiss bank subsidiary of CSG and an indirect parent of the Company, and certain of its subsidiaries and affiliates. The Company enters into these transactions in the ordinary course of business and believes that these transactions are generally on market terms that could be obtained from unrelated third parties.

The following table sets forth related party assets and liabilities. The Company has presented the assets and liabilities of Pershing as of March 31, 2003 and December 31, 2002 as “Assets held for sale” and “Liabilities held for sale” in the condensed consolidated statements of financial condition and has excluded from the table below transactions between Pershing and any CSG affiliate, including the Company, as of March 31, 2003 and December 31, 2002.

	March 31, 2003	December 31, 2002
	(In millions)

Securities purchased under agreements to resell	$9,013	$4,142
Securities borrowed	1,413	1,409
Receivables from customers	404	188
Receivables from brokers, dealers and other	1,306	408
Derivatives contracts	2,276	2,254
Taxes receivable (included in other assets and deferred amounts)	1,222	868
Loans receivable from parent and affiliates	16,919	16,412
Total assets	$32,553	$25,681

Securities sold under agreements to repurchase	$17,632	$14,394
Securities loaned	13,181	11,503
Short-term borrowings	10,575	9,775
Payables to brokers, dealers and other	1,018	363
Derivatives contracts	1,413	1,212
Taxes payable (included in other liabilities)	1,064	771
Intercompany payables (included in other liabilities)	738	703
Total liabilities	$45,621	$38,721

The following table sets forth the assets and liabilities of Pershing that are receivable from or payable to the Company at March 31, 2003 and December 31, 2002. The assets and liabilities of Pershing at March 31, 2003 and December 31, 2002, including amounts receivable from or payable to the Company, are presented as “Assets held for sale” and “Liabilities held for sale” in the condensed consolidated statements of financial condition.

	March 31, 2003	December 31, 2002
	(In millions)
Assets held for sale:
Securities purchased under agreements to resell	$1,235	$1,885
Securities borrowed	1,940	1,687
Brokers, dealers and other	1	1
Other assets	24	18
Total assets	$3,200	$3,591

Liabilities held for sale:
Securities sold under agreements to repurchase	$54	$74
Securities loaned	293	251
Brokers, dealers and other	1	1
Other liabilities	1,025	1,412
Subordinated debt	480	480
Total liabilities	$1,853	$2,218

In addition, Pershing had total liabilities of $253 million and $34 million at March 31, 2003 and December 31, 2002, respectively, with CSG, its subsidiaries and affiliates outside the Company, which are included in “Liabilities held for sale” in the condensed consolidated statements of financial condition.

Included in the condensed consolidated statements of income are revenues and expenses resulting from various securities trading, investment banking and financing activities with certain affiliates, as well as fees for administrative services performed by the Company under the terms of various service agreements. Service fees earned are treated as a reduction of other operating expenses in the condensed consolidated statements of income.

The following table sets forth the Company’s related party revenues and expenses, excluding transactions with Pershing, for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
	(In millions)

Principal transactions (derivatives contracts)	$149	$223
Commissions	(9)	(2)
Net interest expense	(19)	(123)
Total net revenues	$121	$98

Other operating expenses	$(40)	$(39)
Total expenses	$(40)	$(39)

The following table sets forth revenues and expenses of Pershing earned from or charged to the Company for the three months ended March 31, 2003 and 2002. The operating results of Pershing for these periods are presented as “Discontinued operations” in the condensed consolidated statements of income.

	Three Months Ended March 31,
	2003	2002
	(In millions)

Commissions	$2	$10
Net interest revenues	—	12
Total net revenues	$2	$22

There were no revenues or expenses of Pershing earned from or charged to CSG, its subsidiaries and affiliates outside the Company for the three months ended March 31, 2003 and 2002.

Pursuant to an agreement, the Company sold at cost, without recourse, to CSFBI, the right, title and interest in certain assets with an aggregate value of $302 million and $214 million for the three months ended March 31, 2003 and 2002, respectively.

The CSG stock plan (the “Plan”) provides for equity-based awards to the Company’s employees based on CSG shares. Pursuant to the Plan, employees of the Company may be granted, as compensation, stock or other equity-based awards. The provisions of the Plan include a provision to deliver CSG shares to the employees as compensation for services performed. CSFBI purchases the shares from CSG but CSFBI does not require reimbursement from the Company for these awards; therefore, amounts are considered a capital contribution to the Company and credited to paid-in capital. Amounts contributed by CSFBI relating to compensation expense for the three months ended March 31, 2003 and 2002 were $94 million and $196 million, respectively.

Certain employees of the Company are granted options on CSG stock as part of overall compensation.  In accordance with the intrinsic value method of APB No. 25, no compensation expense was recognized by the Company for options during the three months ended March 31, 2003 and 2002 because they had no intrinsic value on the date of grant.  Further, there are no charges to earnings upon exercise of fixed stock options.  These options were purchased from CSG by CSFBI.  CSFBI does not require reimbursement for the purchase of options; therefore, the Company had no obligation with respect to these options.

5. Income Taxes

The Company is included in a consolidated federal income tax return and combined New York State and New York City income tax returns filed by CSFBI. CSFBI allocates federal, state and local income taxes to its subsidiaries on a separate return basis. Any resulting liability is paid currently to CSFBI. Any credits for losses are paid by CSFBI to the Company to the extent that such credits are for tax benefits that have been used in the consolidated federal or combined state and local income tax return. CSFBI allocated to the Company a current income tax benefit of $86 million for the three months ended March 31, 2003 and a current income tax expense of $139 million for the three months ended March 31, 2002, related to continuing operations.

Provision (benefit) for income taxes from continuing operations included in the condensed consolidated statements of income includes the following:

	Three Months Ended March 31,
	2003	2002
	(In millions)
Current:
U.S. federal	$(88)	$136
Foreign	—	1
State and local	2	2
Total current	(86)	139

Deferred:
U.S. federal	117	47
Total deferred	117	47
Provision for income taxes from continuing operations	$31	$186

Excluded from the table above is a provision for income taxes for the three months ended March 31, 2003 and 2002 of $13 million and $15 million, respectively, related to discontinued operations.

The following table summarizes the difference between the federal statutory tax rate and the effective tax rate for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003		2002
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax (Loss)
	(In millions)		(In millions)
Computed expected tax provision	$31	35.0%	$184	35.0%
Increase (decrease) due to:
Dividend exclusion	(8)	(8.7)	(6)	(1.2)
Entertainment expense	1	1.3	1	0.3
Other	6	6.2	6	1.3
State and local taxes, net of federal income tax effects	1	1.2	1	0.2
Provision for income taxes from continuing operations	$31	35.0%	$186	35.6%

Deferred tax assets and deferred tax liabilities are generated by the following temporary differences:

	March 31, 2003	December 31, 2002
	(In millions)
Deferred tax assets:
Inventory	$206	$168
Investments	258	259
Other liabilities and accrued expenses, primarily compensation and benefits	1,386	1,573
Office facilities	18	21
State and local taxes	42	46
Total deferred tax assets	$1,910	$2,067
Deferred tax liabilities:
Inventory	(52)	(60)
Investments	(182)	(191)
Office facilities	(44)	(44)
Other	(34)	(41)
Total deferred tax liabilities	(312)	(336)
Deferred tax assets net of deferred tax liabilities	1,598	1,731
Valuation allowance for state and local taxes	(42)	(46)
Net deferred tax asset	$1,556	$1,685

Management has determined that the realization of the recognized gross deferred tax asset of $1.9 billion and $2.1 billion at March 31, 2003 and December 31, 2002, respectively, is more likely than not, based on anticipated future taxable income. In addition, for federal income tax purposes, the Company has planning strategies available that may enhance its ability to utilize these tax benefits. However, if estimates of future taxable income are reduced, the amount of the deferred tax asset considered realizable could also be reduced. Further, due to uncertainty concerning the Company’s ability to generate the necessary amount and mix of state and local taxable income in future periods, the Company continues to maintain a full valuation allowance against its deferred state and local tax asset, which amounted to $42 million and $46 million at March 31, 2003 and December 31, 2002, respectively.

6. Transfers and Servicing of Financial Assets

As of March 31, 2003 and December 31, 2002, the fair market value of assets that the Company pledged to counterparties was $164.7 billion and $147.0 billion, respectively, of which $50.2 billion and $51.2 billion, respectively, are included in financial instruments owned in the condensed consolidated statements of financial condition. The Company has also received similar assets as collateral where it has the right to re-pledge or sell the assets.  The Company routinely re-pledges or lends these assets to third parties.  As of March 31, 2003 and December 31, 2002, the fair market value of the assets pledged to the Company was $150.7 billion and $140.3 billion, respectively.  At March 31, 2003 and December 31, 2002, the fair market value of the assets that the Company pledged to Pershing was $3.1 billion and $3.5 billion, respectively.  At March 31, 2003 and December 31, 2002, the fair market value of the assets that Pershing pledged to the Company was $346 million and $267 million, respectively.

Securitization Activities

The Company originates and purchases commercial mortgages and purchases residential mortgages for the purpose of securitization. The Company sells these mortgage loans to a QSPE. The QSPE issues securities that pay amounts based upon the return on the assets transferred to the QSPE. CSFB LLC is an underwriter of, and makes a market in, these securities. Investors typically have recourse to the assets in the QSPE. The investors and the QSPEs have no recourse to the Company.

The Company purchases loans and other debt obligations from clients for the purpose of securitization. The loans and other debt obligations are transferred by the Company directly, or indirectly through affiliates, to QSPEs or other VIEs that issue collateralized debt obligations (“CDOs”).  CSFB LLC structures, underwrites and makes a market in these CDOs. The Company believes it is reasonably possible that certain VIEs in which it holds the majority of expected losses or expected residual returns, or both, will be consolidated upon adoption of FIN 46. The Company does not expect to consolidate other VIEs in which the Company has significant investments, including equity (less than a majority) and debt but less than the majority of expected losses or expected residual returns, or both. The Company may retain interests in these CDO VIEs in connection with its underwriting and market-making activities.

The Company’s exposure is limited to its retained interests. Retained interests in securitized financial assets are included at fair value in financial instruments owned in the condensed consolidated statements of financial condition. Any changes to the fair value of these retained interests are recognized in the condensed consolidated statements of income. The fair values of retained interests are determined using present value of estimated future cash flows valuation techniques that incorporate assumptions that market participants customarily use in their estimates of values.

The following table presents the proceeds and gain or loss related to the securitization of commercial mortgage loans, residential mortgage loans and other debt obligations for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
	Commercial mortgage loans	Residential mortgage loans	Collateralized debt obligations	Commercial mortgage loans	Residential mortgage loans	Collateralized debt obligations
	(In millions)
Proceeds from new securitizations	$618	$6,726	$1,718	$807	$6,689	$1,240
Gain (loss) on securitizations(1)	$38	$(18)	$15	$12	$(17)	$19

(1)           Includes the effects of hedging, underwriting and retained interest gains and losses and excludes all gains or losses, including net interest revenues, on assets prior to securitization.  The net revenues earned while holding the residential mortgage assets prior to securitization significantly exceeded the amount of the loan losses from securitization.

The following table sets forth the fair value of retained interests from securitizations as of March 31, 2003, key economic assumptions used to determine the fair value, and the sensitivity of the current fair value to immediate adverse changes in those assumptions:

	March 31, 2003
	Commercial mortgage loans		Residential mortgage loans	Collateralized debt obligations
	(In millions, except years and percentages)
Carrying amount/fair value of retained interests	$209		$265	$275
Weighted-average life (in years)	0.2 to 9.9		1.4 to 19.0	0.1 to 10.9
Weighted-average dollar value change for one basis point movement (in yield)	$—		$—	$—
Prepayment speed assumptions (“PSA”) (in rate per annum)(3)	N/A	(1)	200 PSA to 300 PSA	N/A	(2)
Impact on fair value of 10% adverse change	N/A	(1)	$—	N/A	(2)
Impact on fair value of 20% adverse change	N/A	(1)	$1	N/A	(2)
Cash flow discount rate (in rate per annum)(4)	12.8%		37.5%	4.4%
Impact on fair value of 10% adverse change	$6		$8	$7
Impact on fair value of 20% adverse change	$12		$17	$14
Expected credit losses (in rate per annum)(5)
Impact on fair value of a 200 basis point increase in credit spread(6)	$1		$1	$—
Impact on fair value of a 500 basis point increase in credit spread(6)	$3		$2	$—

Key economic assumptions used in measuring the fair value at the date of securitization of the retained interests resulting from securitizations completed during the three months ended March 31, 2003 were as follows:

	Commercial mortgage loans		Residential mortgage loans		Collateralized debt obligations

Weighted-average life (in years)	0.2 to 9.9		1.0 to 19.0		0.1 to 10.9
Prepayment speed assumptions (PSA) (in rate per annum)(3)	N/A	(1)	200 PSA to 325 PSA		N/A	(2)
Cash flow discount rate (in rate per annum)(4)	9.1 to 12.8%		4.3 to 37.5%		4.4 to 11.4%
Expected credit loss (in rate per annum)(5)	N/A	(5)	N/A	(5)	N/A	(5)

(1)           To deter prepayment, commercial mortgage loans typically have prepayment protection in the form of prepayment lockouts and yield maintenances.

(2)           CDO deals are generally structured to be protected from prepayment risk.

(3)           PSA is an industry standard prepayment speed metric used for projecting prepayments over the life of a residential mortgage loan. PSA utilizes the Constant Prepayment Rate (“CPR”) assumptions. A 100% prepayment assumption assumes a prepayment rate of 0.2% per annum of the outstanding principal balance of mortgage loans in the first month. This increases by 0.2% thereafter during the term of the mortgage loan, leveling off to a constant prepayment rate of 6.0% per annum beginning in the thirtieth month and each month thereafter during the term of the mortgage loan. 100 PSA equals 6 CPR.

(4)           The rate is based on the weighted average yield on the retained interest of the portfolio.

(5)           Expected credit losses are not expected to be significant because substantially all beneficial interests retained represent investment-grade interests.

(6)           The impact of adverse changes in credit spreads was calculated based on the non-investment grade retained interests because the expected credit losses on investment grade retained interests were not considered material.

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

Variable Interest Entities

FIN 46, issued in January 2003, has transitional guidance related to VIEs for which the Company believes consolidation on July 1, 2003 is “reasonably possible.” Additionally, disclosure is required when the Company has significant interests in VIEs the Company does not expect to consolidate upon adoption of FIN 46. The following disclosure is a result of the Company’s analysis to date. As implementation efforts proceed, the actual impact may differ from what is presented, including identification of additional entities as VIEs. FIN 46 exempts certain entities from its scope, including QSPEs compliant with SFAS 140.

The Company has variable interests in several CDO entities that may be VIEs within the scope of FIN 46. The Company purchases loans and other debt obligations from and on behalf of clients for the purpose of securitization. The assets are sold to and warehoused by affiliates during the warehousing period. At the end of the warehousing period, the assets are sold to QSPEs or VIEs for securitization. The CDO entities may have static or unmanaged (“closed”) portfolios or actively managed (“open”) portfolios. Open CDOs are managed by collateral managers. CSFB LLC acts as structurer, underwriter and market-maker of these CDOs.

In connection with CSFB LLC’s underwriting and market-making activities, the Company retains interests in several CDOs. The closed CDO transactions are structured to use QSPEs and are therefore not consolidated into the Company’s financial statements. As of March 31, 2003, the Company had $65 million of debt and equity in retained interests in closed CDOs, carried at fair value in the condensed consolidated statements of financial condition. Open CDOs do not qualify for QSPE status and are issued through VIEs. The Company may retain interests in these VIEs that range from small minority to majority debt and equity interests.

For CDO VIEs in which the Company retains a majority of the debt and equity interests, the Company believes that it is reasonably possible these CDO entities will be consolidated upon adoption of FIN 46. The estimated impact of consolidation of these CDO entities at March 31, 2003 is an increase in financial instruments owned of approximately $653 million, of which $3 million is retained interests and is currently included at fair value in financial instruments owned in the condensed consolidated statements of financial condition.

The Company also has CDO VIEs in which the Company retains significant debt and equity interests and which are not expected to be consolidated upon adoption of FIN 46. The total assets in these CDOs as of March 31, 2003 were approximately $2.1 billion. The Company’s maximum exposure to loss is $14 million, which is the amount of the Company’s retained interests in these CDOs. These interests are carried at fair value in financial instruments owned in the condensed consolidated statements of financial condition.

In addition, the Company retains small, minority equity and debt interests in VIEs that are also not expected to be consolidated upon adoption of FIN 46. The carrying value of the retained interests at March 31, 2003 was $193 million. These interests are carried at fair value in financial instruments owned in the condensed consolidated statement of financial condition.

7. Borrowings

Short-term borrowings are generally demand obligations with interest approximating the federal funds rate, LIBOR or other money market indices. Such borrowings are generally used to facilitate the securities settlement process, to finance securities inventories and to finance securities purchased by customers on margin. At March 31, 2003 and December 31, 2002, there were no short-term borrowings secured by Company-owned securities.

The Company had letters of credit of $342 million and $543 million at March 31, 2003 and December 31, 2002, respectively, that the Company obtained to satisfy counterparty collateral requirements.

The Company has two commercial paper programs exempt from registration under the Securities Act of 1933 that allow the Company to issue up to $7.0 billion in commercial paper.  At March 31, 2003 and December 31, 2002, $1.1 billion and $2.1 billion, respectively, of commercial paper was outstanding under these programs.

The following table sets forth the Company’s long-term borrowings:

	March 31, 2003	December 31, 2002
	(In millions)

Senior notes 4.63%–8.00%, due various dates through 2032	$14,894	$14,735
Medium-term notes 1.25%–7.53%, due various dates through 2032	9,403	8,185
Structured borrowings, 7.06%–7.34%, due various dates through 2014	161	174
Total long-term borrowings	$24,458	$23,094
Current maturities of long-term borrowings	$3,629	$3,589

For the three months ended March 31, 2003 and 2002, interest paid on all borrowings and financing arrangements relating to continuing operations was $1.3 billion and $1.4 billion, respectively. For the three months ended March 31, 2003 and 2002, interest paid on all borrowings and financing arrangements relating to discontinued operations was $37 million and $35 million, respectively. Long-term borrowings included unrealized appreciation of approximately $1.2 billion as of both March 31, 2003 and December 31, 2002, associated with fair value hedges under SFAS 133.  At both March 31, 2003 and December 31, 2002, the Company had entered into interest rate and currency swaps on $15 billion of its long-term borrowings. Substantially all of these swaps qualified as fair value hedges under SFAS 133. See Note 11 for more information.

In April 2002, the Company filed with the SEC a shelf registration statement that allows the Company to issue from time to time up to $10 billion of senior and subordinated debt securities, and warrants to purchase such securities. Under that shelf registration statement, the Company had, at May 12, 2003, approximately $6.5 billion available for issuance.

2003 Financings:

During the three months ended March 31, 2003, the Company issued $525 million in medium-term notes under its shelf registration statement and $1.3 billion in medium-term notes under a $5 billion Euromarket program established in July 2001.

During the three months ended March 31, 2003, approximately $590 million of medium-term notes were repaid.

8. Private Equity and Other Long-Term Investments

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

The Company’s subsidiaries, generally acting as managing general partner, manage many private equity partnerships (the “Funds”). When the investment performance on CSFB-managed funds exceeds specific thresholds, the Company and certain other general partners (the “GPs”) may be entitled to receive a carried interest distribution. Carried interest distributions are based on the cumulative investment performance of each Fund at the time the distribution is made. As a result, the Company, in its capacity as a GP (or general partner or managing member of a GP), may be obligated to return to investors in the Funds all or a portion of the carried interest distributions received by the GP if the GP is determined to have received excess carried interest payments over the life of the Funds under the governing documents of the Funds. The amount of such contingent obligation is based upon the performance of the Funds but cannot exceed the amount received by the GP. At March 31, 2003 and December 31, 2002, the maximum amount of such contingent obligation was $190 million and $155 million, respectively, assuming the Funds’ remaining investments were worthless. Assuming the Funds’ remaining investments were sold at their current carrying values at March 31, 2003 and December 31, 2002, the contingent obligation would have been $38 million and $31 million, respectively. The Company recorded liabilities of $13 million at both March 31, 2003 and December 31, 2002, related to this obligation.

In addition, pursuant to certain contractual arrangements, the Company is obligated to make cash payments to certain investors in certain Funds if specified performance thresholds are not met by such Funds. At March 31, 2003 and December 31, 2002, the maximum amount of such contingent obligation was $39 million and $37 million, respectively, assuming the Funds’ remaining investments were worthless. Assuming the Funds’ remaining investments were sold at their current carrying values at both March 31, 2003 and December 31, 2002, the contingent obligation would have been $1 million.

At March 31, 2003 and December 31, 2002, the Company had investments in private equity and other long-term investments of $0.9 billion and $1.0 billion, respectively, and had commitments to invest up to an additional $1.7 billion at both March 31, 2003 and December 31, 2002.  Changes in net unrealized appreciation/depreciation arising from changes in fair value and the gain or loss realized upon sale are reflected in principal transactions-net in the condensed consolidated statements of income.

9. Net Capital

The Company’s principal wholly owned subsidiary, CSFB LLC, is a registered broker-dealer, registered futures commission merchant and member firm of the New York Stock Exchange Inc. (“NYSE”). As such, it is subject to the NYSE’s net capital rule, which conforms to the uniform net capital rule pursuant to Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the alternative method permitted by this rule, the required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds, whichever is greater. If a member firm’s net capital is less than four percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm’s net capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. At March 31, 2003, CSFB LLC’s net capital of approximately $2.2 billion was 46% of aggregate debit balances and in excess of the minimum requirement by approximately $1.9 billion. The Company’s over-the-counter (“OTC”) derivatives dealer subsidiary, Credit Suisse First Boston Capital LLC, is also subject to the uniform net capital rule, but calculates its net capital requirements under Appendix F of Rule 15c3-1.

Certain other subsidiaries are subject to capital adequacy requirements. At March 31, 2003, the Company and its subsidiaries complied with all applicable regulatory capital adequacy requirements.

Our broker-dealer subsidiary, Pershing LLC, was sold to BONY in connection with the sale of the Company’s Pershing unit on May 1, 2003.  See Note 1 for more information.

10. Cash and Securities Segregated Under Federal and Other Regulations

In compliance with the Commodity Exchange Act, the Company’s registered broker-dealers segregate funds deposited by customers and funds accruing to customers as a result of trades or contracts. As of March 31, 2003 and December 31, 2002, cash and securities aggregating $2.2 billion and $1.8 billion, respectively, were segregated or secured in separate accounts exclusively for the benefit of customers.

In accordance with the SEC’s no-action letter dated November 3, 1998, the Company’s registered broker-dealers computed a reserve requirement for the proprietary accounts of introducing broker-dealers. As of March 31, 2003 and December 31, 2002, securities aggregating $561 million and $324 million, respectively, were segregated on behalf of introducing broker-dealers.  Of those amounts, Pershing LLC segregated $450 million and $283 million, respectively, on behalf of introducing broker-dealers.

In addition, U.S. Treasury securities with a market value of $6.0 billion and $5.2 billion as of March 31, 2003 and December 31, 2002, respectively, were segregated in a special reserve bank account exclusively for the benefit of customers as required by Rule 15c3-3 of the Exchange Act. Of those amounts, Pershing LLC segregated $2.2 billion and $2.8 billion as of March 31, 2003 and December 31, 2002, respectively.

11. Derivatives Contracts

The Company uses derivatives contracts for trading and hedging purposes and to meet client needs. These derivatives include options, forwards, futures and swaps.

Non-trading Derivatives

The Company manages its interest rate exposure on its fixed-rate debt by using interest rate swaps.  These swaps are considered hedging instruments and qualify as fair value hedges under SFAS 133. For qualifying fair value hedges, the changes in fair value of both the hedging instrument and the underlying debt are included in other revenues in the condensed consolidated statements of income.

The effectiveness of a qualifying hedging relationship is evaluated using quantitative measures of correlation. If a hedge relationship is not found to be highly effective, the hedge relationship no longer qualifies for hedge accounting under SFAS 133.  As such, any subsequent gains or losses attributable to the hedged item cease to be recognized, while the subsequent changes in the derivative instrument’s fair value are recognized in earnings in each reporting period.  In addition, the fair value adjustment of the debt due to hedge accounting is amortized over the remaining life of the debt as a yield adjustment.

The gains and losses related to the ineffective component of the fair value hedges were not material for the three months ended March 31, 2003 and 2002.

Other derivatives used for hedging purposes that do not qualify as hedges under SFAS 133 are carried at fair value with changes in value included in principal transactions-net in the condensed consolidated statements of income. For the three months ended March 31, 2003 and 2002, the Company recognized a gain of $2 million and $24,000, respectively, for these derivatives.

Trading Derivatives

The Company enters into various transactions using derivatives for trading purposes, hedging or to provide products to its clients, including options, forwards, futures and swaps.

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

Trading derivative contracts are carried at fair value with changes in unrealized gains and losses and realized gains and losses included in principal transactions-net in the condensed consolidated statements of income.

Quantitative Disclosures for All Derivatives

The fair values of all derivatives contracts outstanding at March 31, 2003 and December 31, 2002 were as follows:

	March 31, 2003		December 31, 2002
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Options	$870	$1,126	$825	$1,094
Forward contracts	775	676	719	655
Futures contracts	6	9	5	16
Swaps	2,562	1,264	2,407	1,084
Total	$4,213	$3,075	$3,956	$2,849

These assets and liabilities are included as derivatives contracts in financial instruments owned/sold not yet purchased, respectively, in the condensed consolidated statements of financial condition.

12. Commitments

The following table sets forth certain of the Company’s long-term commitments, including the current portion, at March 31, 2003:

	Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total commitments
	(In millions)

Standby repurchase agreements(1)	$—	$75	$—	$—	$75
Operating leases(2)	200	351	333	1,607	2,491
Private equity(3)	100	207	437	987	1,731
Total commitments	$300	$633	$770	$2,594	$4,297

(1)           In the ordinary course of business, the Company maintains certain standby repurchase agreement facilities that commit the Company to enter into resale agreements with customers at current market rates.

(2)           Excludes sublease revenue of $499 million.

(3)           Represents commitments to invest in various partnerships that make private equity and related investments in various portfolio companies or other private equity funds.

In addition at March 31, 2003, the Company had certain commitments that expire within one year, including commitments of $2.5 billion to enter into resale agreements.

The Company has contractual obligations related to certain information technology and mainframe systems. At March 31, 2003, these obligations were not significant. The Company had no capital lease obligations as of March 31, 2003. For certain of the Company’s additional commitments, see Notes 7, 8 and 13.

13. Guarantees

In the ordinary course of business the Company enters into guarantee contracts. On December 31, 2002, the Company adopted the new disclosure requirements for guarantees in accordance with FIN 45. On January 1, 2003, the Company adopted the recognition requirements of FIN 45 whereby the Company will recognize a liability at the inception of certain guarantees for obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that certain events or conditions occur. With certain exceptions, these recognition requirements pertain to any new guarantees entered into or current guarantees that are modified after December 31, 2002.

The guarantees covered by FIN 45 may require the Company to make payments to the guaranteed party based on changes related to an asset, a liability or an equity security of the guaranteed party. The Company may also be contingently required to make payments to the guaranteed party based on another entity’s failure to perform under an agreement, or the Company may have an indirect guarantee of the indebtedness of others, even though the payment to the guaranteed party may not be based on changes related to an asset, liability or equity security of the guaranteed party.

In addition, FIN 45 covers certain indemnification agreements that contingently require the Company to make payments to the indemnified party based on changes related to an asset, liability or equity security of the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law.

The following table sets forth the maximum contingent liability associated with the Company’s guarantees at March 31, 2003 by maturity:

	Guarantee of Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total guarantees
	(In millions)

Performance guarantees	$4	$—	$—	$131	$135
Market value guarantees	8,191	3,660	825	1,255	13,931
Related party guarantees	20	21	—	1,500	1,541
Total guarantees	$8,215	$3,681	$825	$2,886	$15,607

The Company has certain guarantees for which its maximum contingent liability cannot be quantified. These guarantees are not reflected in the table above and are discussed below.

Performance Guarantees

In the ordinary course of business, the Company enters into contracts that would require the Company, as the guarantor, to make payments to the guaranteed party based on a third party’s failure to perform under an agreement. At March 31, 2003, the Company had a maximum contingent liability of $135 million under performance guarantees.

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

The Company seeks to manage these risks by engaging in various hedging strategies to reduce its exposure such as purchasing an option to sell the related security or entering into other offsetting derivatives contracts.

At March 31, 2003, the Company recorded $482 million in market value guarantees. These guarantees are reflected as derivatives contracts in the condensed consolidated statements of financial condition. The maximum gross contingent liability, excluding any potential offset from hedging activities of these contracts, is $13.9 billion, of which $5.7 billion is with CSG affiliates, and represents the obligation of the Company in the event that all the underlying securities are worthless, the likelihood of which the Company believes is remote.

Related Party Guarantees

For purposes of FIN 45, intercompany guarantees refer to any guarantees issued by the Company for obligations of any company controlled by CSG, the Company’s ultimate parent (“affiliates”), unless it is one of the Company’s consolidated subsidiaries. Guarantees issued by the Company for the obligations of its consolidated subsidiaries are excluded because they do not create any incremental liability.

The Company issues guarantees to customers with respect to certain obligations of its affiliates in the ordinary course of business, including, but not limited to, certain derivatives transactions. Failure to perform by an affiliate would require the Company to perform under the guarantee. The maximum contingent liability of future payments of guarantees issued to counterparties of affiliates as of March 31, 2003 was $1.5 billion. While the maximum contingent liability may be indicative of the extent to which such guarantees are used, the Company believes that the likelihood of nonperformance by these affiliates is remote. Excluded from the maximum contingent liability above are certain guarantees for which an estimate cannot be made because the exposure is unlimited and therefore impossible to estimate.

Indemnifications

Indemnifications issued in connection with asset sales

In connection with sales of certain assets or businesses, the Company has provided purchasers customary indemnification provisions based on changes in an underlying asset or liability of the indemnified party. These indemnification provisions are negotiated with the purchaser of the assets or businesses and vary in their scope and duration. These indemnification provisions generally shift the risk of certain unquantifiable and unknowable loss contingencies (e.g., relating to litigation, tax and intellectual property matters) from the purchaser to the seller, as known or quantifiable loss contingencies generally are reflected in the value of the assets or businesses being sold. The Company has determined that it is not possible to make an estimate of the maximum amount that the Company could be obligated to pay under these indemnification provisions. To date, the Company’s actual payments arising from these indemnification provisions have been in connection with litigation matters and have not been material.

Private equity clawback arrangements

Under certain circumstances, the Company has provided investors in private equity funds sponsored by the Company guarantees of potential obligations of certain GPs to return amounts previously paid as carried interest to those GPs. To manage its exposure, the Company generally withholds a portion of carried interest distributions to cover any repayment obligations.  The amounts of such guarantees are included in the contingent obligations disclosed in Note 8.

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

Other Guarantees

The Company is a member of numerous securities exchanges and has contractual arrangements with certain depositaries and clearing houses. It may be required to perform if another member is unable to do so or pursuant to its arrangements with the relevant depositary or clearing house. The Company has determined that it is not possible to estimate the maximum amount of these obligations.

14. Industry Segment and Geographic Data

The Company operates and manages its businesses through two operating segments: the Institutional Securities segment, consisting of the Investment Banking, Equity and Fixed Income divisions, and the Financial Services segment.

The Company’s segments are managed based on types of products and services offered and their related client bases. The Company evaluates the performance of its segments based primarily on income (loss) before income taxes, discontinued operations, extraordinary items and cumulative effect of a change in accounting principle.

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

•      the Equity division engages in sales and trading in equity and equity-related products, including listed and OTC derivatives and risk management products, securities lending and borrowing and prime brokerage; and

•      the Fixed Income division is active in underwriting, trading and distributing fixed-income financial instruments and offers derivatives and risk management products.

The Financial Services segment provides investment advisory services to individual and high-net-worth individuals and the financial intermediaries that represent them. The range of services includes single-stock brokerage, hedging and sales of restricted securities and investment management products, such as third-party managed accounts and alternative investments. The presentation of Pershing results as “Discontinued operations” for the periods presented resulted in a material decrease in the Financial Services segment’s revenues as the Pershing business contributed materially to the net revenues of the Financial Services segment.

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

The Company has not allocated merger-related and certain other costs and charges to its segments because none of these costs represent normal operating costs. Instead, these costs are in the Elimination & Other category in the table below.  The Company’s results from non-continuing private equity and distressed business are included in the Elimination & Other category in the table below.  All other accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The following table sets forth the net revenues from external sources, net interest revenue (expense), total expenses and income (loss) from continuing operations of the Company’s segments and reconciles the Company’s segment totals to the Company’s condensed consolidated results.

	Institutional Securities
	Investment Banking	Equity	Fixed Income	Institutional Securities	Financial Services	Total for Reported Segments	Elimination & Other(2)	Total
	(In millions)
Three Months Ended March 31, 2003:
Net revenues from external sources	$276	$258	$129	$663	$54	$717	$(21)	$696
Net interest revenue (expense)	3	13	485	501	1	502	(9)	493
Total net revenues	279	271	614	1,164	55	1,219	(30)	1,189
Total expenses	309	293	387	989	70	1,059	40	1,099
Income (loss)(1)	$(30)	$(22)	$227	$175	$(15)	$160	$(70)	$90
Segment assets at March 31, 2003	$1,429	$56,487	$176,808	$234,724	$43	$234,767	$14,144	$248,911

	Institutional Securities
	Investment Banking	Equity	Fixed Income	Institutional Securities	Financial Services	Total for Reported Segments	Elimination & Other(2)	Total
	(In millions)
Three Months Ended March 31, 2002:
Net revenues from external sources	$447	$406	$252	$1,105	$83	$1,188	$411	$1,599
Net interest revenue (expense)	5	5	381	391	4	395	(15)	380
Total net revenues	452	411	633	1,496	87	1,583	396	1,979
Total expenses	416	319	451	1,186	98	1,284	170	1,454
Income (loss)(1)	$36	$92	$182	$310	$(11)	$299	$226	$525
Segment assets at December 31, 2002	$1,497	$53,053	$170,354	$224,904	$92	$224,996	$11,872	$236,868

(1)           Income (loss) from continuing operations before provision (benefit) for income taxes and discontinued operations.

(2)           The Company has not allocated merger-related costs to reported segments because none of these costs represents normal operating costs. These costs are included in the Elimination and Other category. Also included in this category are:

•      Intercompany accounts/intersegmental revenue charges that are eliminated in consolidation and other revenues and expenses that are not directly attributable to the Company’s segments; and

•      The results for the broker-dealers, CSFBdirect LLC, DLJdirect Ltd. and Autranet, LLC up to the time of, and the gain resulting from, their sale in the first quarter of 2002.

The Company’s principal operations are located in the United States.  The Company maintains sales offices in Europe, Latin America and Asia.  The Company’s foreign revenues are not significant.

15. Legal Proceedings

The Company is involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its businesses. These actions have been brought on behalf of various classes of claimants and, unless otherwise specified, seek damages of material and/or indeterminate amounts. The Company believes, based on currently available information and advice of counsel, that the results of such proceedings, in the aggregate, will not have a material adverse effect on its financial condition but might be material to operating results for any particular period, depending, in part, upon the operating results for such period.  For a discussion of the Company’s legal proceedings, see “Legal Proceedings” in Part II, Item 1.

Independent Accountants’ Review Report

The Board of Directors and Stockholder

Credit Suisse First Boston (USA), Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of Credit Suisse First Boston (USA), Inc. and subsidiaries (formerly known as Donaldson, Lufkin & Jenrette, Inc. and subsidiaries) as of March 31, 2003, the related condensed consolidated statements of income for the three-month periods ended March 31, 2003 and 2002, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2003 and 2002.  These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of Credit Suisse First Boston (USA), Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2003, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ KPMG LLP
New York, New York
May 13, 2003

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading integrated investment bank serving institutional, corporate, government and individual clients. We are part of the Credit Suisse First Boston business unit, which we call CSFB, of Credit Suisse Group, or CSG, and our results do not necessarily reflect the overall performance of CSFB or CSG.  When we use the terms “we” and “our” and the “Company,” we mean Credit Suisse First Boston (USA), Inc., a Delaware corporation, and its consolidated subsidiaries.

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

The poor global and U.S. economic conditions that existed in 2002 persisted through the first quarter of 2003.  Concerns over the pace of economic recovery and the war in Iraq exacerbated the already adverse operating environment for financial services companies.  With companies and investors focused on the war, equity markets were affected more by the direction of the conflict than by the fundamental business outlook.  For the three months ended March 31, 2003, both the Dow Jones Industrial Average and the Standard & Poor’s 500 were down 4% while the NASDAQ Composite Index recorded an increase of less than half a percent. The adverse economic environment continues to have a negative impact on the Company.

The continued poor performance of the equity markets, low inflation and expectations that the Federal Reserve Board would continue to hold interest rates steady increased investor demand for fixed income products, most notably high-yield debt.

The dollar value of U.S. equity and equity-related underwriting for the three months ended March 31, 2003 declined 57% compared to the same period of 2002.  There were five U.S. initial public offerings, or IPOs, during the first quarter of 2003, the fewest in a quarter since 1990.  The dollar value of U.S. debt underwriting climbed 3% compared to the first quarter of 2002 as companies continued to take advantage of the historically low interest rates by refinancing existing debt.  Mergers and acquisitions activity in the United States decreased 25% compared to the first quarter of 2002, the lowest level since 1994.

RECENT DEVELOPMENTS

On January 7, 2003, we entered into a definitive agreement to sell our Pershing unit, which was part of the Financial Services segment, to The Bank of New York Company, Inc., or BONY, for $2 billion in cash, the repayment of a $480 million subordinated loan and an additional contingent payment of up to $50 million based on future performance. The transaction closed on May 1, 2003.  In connection with the closing, we entered into an amendment to the sale agreement that required us to deliver the Pershing unit with a total equity value of $645 million, an increase of $45 million.  We expect to report in the second quarter of 2003 a gain from the completion of the sale of the Pershing unit of approximately $1.3 billion pre-tax and approximately $850 million after-tax. This is a result of the fact that approximately $500 million of goodwill and $900 million of acquired intangibles related to the Pershing unit that resulted from our acquisition by CSG and Credit Suisse First Boston were not recorded in our financial statements but were recorded in the financial statements of CSG and Credit Suisse First Boston.  We have presented the assets and liabilities of our Pershing unit as “Assets held for sale” and “Liabilities held for sale” as of March 31, 2003 and December 31, 2002 in the condensed consolidated statements of financial condition. The operating results of the Pershing unit have been presented as “Discontinued operations” for all periods presented in the condensed consolidated statements of income.

On January 17, 2003, our U.S. broker-dealer, Credit Suisse First Boston Corporation, was converted to the Delaware limited liability company Credit Suisse First Boston LLC, or CSFB LLC. The sale of Pershing was structured as a sale of the Company’s U.S. broker-dealer, Donaldson, Lufkin, & Jenrette Securities Corporation (which was converted to the Delaware limited liability company Pershing LLC on January 17, 2003), and certain other of the Company’s subsidiaries through which the Pershing business has been conducted. In anticipation of the sale, the businesses of Pershing LLC that were not part of the

Pershing business, principally the Private Client Services business, were transferred to CSFB LLC or other subsidiaries in the first quarter of 2003.

On March 20, 2003, our immediate parent company, Credit Suisse First Boston, Inc., or CSFBI, transferred Credit Suisse First Boston Management Corporation to us as a capital contribution, and on March 21, 2003, the company was converted to the Delaware limited liability company Credit Suisse First Boston Management LLC, or Management LLC. Management LLC engages in derivatives transactions and holds a portfolio of private equity, distressed assets and real estate investments. The derivatives transactions entered into by Management LLC have historically been designed to hedge certain trading and other positions held by CSFB LLC. Prior to the transfer of Management LLC to us, our results of operations reflected only these trading and other positions held by CSFB LLC without the offsetting effect of the related hedges maintained by Management LLC. We believe the transfer of Management LLC to us should reduce our earnings volatility because our ongoing results of operations will reflect both the gains and losses from trading and the offsetting effect of the related hedges. The transfer also represents a further integration of the Credit Suisse First Boston business unit’s U.S. operations into the Company.

The transfer of Management LLC was accounted for at historical cost in a manner similar to pooling-of-interest accounting because Management LLC and we were under the common control of CSFBI at the time of the transfer. Beginning with the condensed consolidated financial statements in Part I, Item 1, we have restated financial information to reflect the results of operations and financial position of Management LLC as if we had acquired it on November 3, 2000, the date that we were acquired by CSFBI.

CRITICAL ACCOUNTING POLICIES

In order to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, we must make estimates and assumptions based on judgment and available information. The reported amounts of assets and liabilities and revenues and expenses are affected by these estimates and assumptions.

Our significant accounting policies are disclosed in Note 1 of the consolidated financial statements in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2002. We believe that the critical accounting policies discussed below involve the most complex judgments and assessments. We believe that the estimates and assumptions used in the preparation of the condensed consolidated financial statements are prudent and reasonable.

Fair Value

As is the normal practice in our industry, the values we report in the condensed consolidated financial statements with respect to “Financial instruments owned” and “Financial instruments sold, not yet purchased” are in most cases based on fair value, with related unrealized and realized gains or losses included in the condensed consolidated statements of income. Commercial mortgage whole loans and certain residential mortgage whole loans held for sale are carried at the lower of aggregate cost or fair value.

Fair value may be objective, as is the case for exchange-traded instruments, for which quoted prices in price-efficient and liquid markets generally exist, or as is the case where a financial instrument’s fair value is derived from actively quoted prices or pricing parameters. Fair value may also be subjective and dependent on varying degrees of judgment depending on liquidity, concentration, uncertainty of market factors and pricing assumptions and other risks affecting the specific instrument. In addition, there are circumstances in which financial instruments that are valued on quoted prices may be distorted in times of market dislocation.

Controls Over Fair Valuation Process

Control processes are applied to ensure that the fair values reported in our condensed consolidated financial statements are appropriate and measured on a reliable basis. These control processes include price verification procedures and reviews of models used to price financial instruments by personnel with relevant expertise who are independent of the trading and investment functions. For further discussion of our risk management policies and procedures, see “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2002.

Valuation

The fair value of the vast majority of our financial instruments owned and financial instruments sold, not yet purchased is based on quoted market prices or observable market parameters or is derived from such prices or parameters. The fair value of our cash positions in U.S. government and agency securities and corporate debt, equity and commercial paper is based principally on observable market prices (i.e., dealer quotes or exchange-traded prices) or derived from observable market prices. For those cash positions in corporate debt and equity that are thinly traded or not quoted, more judgment is required in the determination of fair value. Examples of cash products with no quoted prices or that are thinly traded are certain high-yield debt, certain collateralized mortgage obligations, distressed debt securities and equity securities that are not publicly traded. Generally, the techniques used to determine fair value for these positions are based on the type of product. For certain debt securities for which market prices are not available, value is based on yields reflecting the perceived risk of the issuer or country rating and the maturity of the security, which may involve some judgment. For other thinly traded securities, including convertible securities and asset-backed securities, internal and external models are used that take into consideration the underlying stock price, dividend rates, credit spreads, foreign exchange rates, prepayment rates and equity market volatility. For certain asset-backed securities, pricing models employing prepayment scenarios and Monte Carlo simulations are used.

Securities held in the distressed portfolio are typically issued by private companies under significant financial burden and/or near bankruptcy. Due to the less liquid nature of these securities, valuation techniques often include earnings-multiple analyses, similar market transactions and default recovery analyses. In addition, liquidity and credit concerns are also considered in the determination of fair value. All of these factors contribute to significant subjectivity in the valuation of these securities. As of March 31, 2003 and December 31, 2002, the fair value of our distressed securities was $276 million and $208 million, respectively.

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

Our derivatives portfolio includes both exchange-traded and over-the-counter, or OTC, derivatives. The fair value of exchange-traded derivatives is typically derived from the observable exchange price and/or observable market parameters. Our primary exchange-traded derivatives include futures and certain option agreements. OTC derivatives include forwards, swaps and options on foreign exchange, interest rates, equities and credit products. Fair values for OTC derivatives are determined on the basis of internally developed proprietary models using various input parameters. The input parameters include those characteristics of the derivative that have a bearing on the economics of the instrument and market parameters. In well-established derivatives markets, the use of a particular model may be widely accepted. For example, the Black-Scholes model is widely used to calculate the fair value of many types of options. These models are used to calculate the fair value of OTC derivatives and to facilitate the effective risk management of the portfolio. The determination of the fair value of many derivatives involves only limited subjectivity because the required input parameters are observable in the marketplace. The pricing of these instruments is referred to as “direct.” For other more complex derivatives, subjectivity relating to the determination of input parameters reduces price transparency. The pricing of these instruments is referred to as “indirect.” Specific areas of subjectivity include long-dated volatilities on OTC option transactions and recovery rate assumptions for credit derivative transactions. Uncertainty of pricing assumptions and liquidity are also considered as part of the valuation process. As of March 31, 2003 and December 31, 2002, substantially all of the replacement values reported in our consolidated statement of financial condition were derived using direct pricing.

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

                Public Securities

Publicly traded investments are valued based upon readily available market quotes with the appropriate adjustments for liquidity as a result of holding large blocks and/or having trading restrictions. As of March 31, 2003 and December 31, 2002, the fair value of public securities in our private equity portfolio was $50 million and $57 million, respectively.

                Private Securities

CSFB-Managed Funds.  CSFB-managed funds are funds for which CSFB acts as fund advisor and makes investment decisions. The investments in the funds are priced taking into account a number of factors, such as the most recent round of financing involving unrelated new investors, earnings multiple analyses using comparable companies or discounted cash flow analysis. The investments in fund of funds partnerships are valued based on periodic statements received from the underlying fund manager. As of March 31, 2003 and December 31, 2002, the fair value of CSFB-managed funds was $456 million and $486 million, respectively.

Direct Investments.  Direct investments are generally side-by-side investments in portfolio companies of CSFB-managed or third-party-managed funds. The investments are priced in accordance with the procedures for CSFB-managed or third-party-managed funds. As of March 31, 2003 and December 31, 2002, the fair value of direct investments in our private equity portfolio was $276 million and $288 million, respectively.

Funds Managed by Third Parties.  Funds managed by third parties are limited partnership interests in a fund managed by an external fund manager. These funds are valued based on periodic statements received from the general partner of the fund. As of March 31, 2003 and December 31, 2002, the fair value of funds managed by third parties in our private equity portfolio was $122 million and $125 million, respectively.

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

As of March 31, 2003, we had deferred tax assets resulting from temporary differences that could reduce taxable income in future periods. The consolidated balance sheet as of March 31, 2003 and December 31, 2002 includes deferred tax assets of $1.9 billion and $2.1 billion, respectively, and deferred tax liabilities of $312 million and $336 million, respectively. Due to uncertainty concerning our ability to generate the necessary amount and mix of state and local taxable income in future periods, we maintain a valuation allowance against our state and local asset in the amount of $42 million and $46 million as of March 31, 2003 and December 31, 2002, respectively.  See Note 5 of the condensed consolidated financial statements in Part I, Item I.

Litigation Contingencies

From time to time, we are involved in a variety of legal, regulatory and arbitration matters in connection with the conduct of our business. It is inherently difficult to predict the outcome of many of these matters, particularly those cases in which the matters are brought on behalf of various classes of claimants, seek damages of unspecified or indeterminate amounts or involve novel legal claims. In presenting the consolidated financial statements, management makes estimates regarding the outcome of legal, regulatory and arbitration matters and takes a charge to income when losses with respect to such matters are probable and can be reasonably estimated. Charges, other than those taken periodically for cost of defense, are not established for matters when losses cannot be reasonably estimated. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel and other advisers, our defenses and our experience in similar cases or proceedings. See “Legal Proceedings” in Part II, Item 1.

RESULTS OF OPERATIONS

The assets and liabilities of Pershing as of March 31, 2003 and December 31, 2002 have been presented as “Assets held for sale” and “Liabilities held for sale,” respectively, in the condensed consolidated statements of financial condition. The results of operations for Pershing for all periods presented have been presented as “Discontinued operations” in the condensed consolidated statements of income. The presentation of the Pershing results as “Discontinued operations” for the periods presented results in a decrease in commission revenues and net interest and a material decrease in the Financial Services segment net revenues as the Pershing business contributed materially to the net revenues of that segment.  We present the condensed consolidated statements of cash flows as if the assets and liabilities of Pershing as of March 31, 2003 and December 31, 2002 were not presented as “Assets held for sale” and “Liabilities held for sale” in the condensed consolidated statements of financial condition and the results of operations of Pershing were not presented as “Discontinued operations” in the condensed consolidated statements of income.

The following table sets forth the Company’s net revenues, total expenses, provision for income taxes and income from continuing operations before discontinued operations and net income:

	Three Months Ended March 31,
	2003	2002
	(In millions)

Net revenues	$1,189	$1,979
Total expenses	1,099	1,454
Income from continuing operations, before provision for income taxes and discontinued operations	90	525
Provision for income taxes	31	186
Income from continuing operations before discontinued operations	59	339
Income from discontinued operations, net of income taxes	24	27
Net income	$83	$366

The Company’s businesses are materially affected by conditions in the financial markets and economic conditions generally, including geopolitical events. Unpredictable or adverse market and economic conditions have adversely affected and may in the future adversely affect our results of operations. See “Business—Certain Factors That May Affect Our Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

The Company’s results (including non-continuing private equity and distressed business included in Elimination and Other) and those of the Fixed Income business of the Institutional Securities segment were impacted by the transfer of Management LLC to us as a capital contribution on March 20, 2003. See “—Recent Developments.”

The Company recorded net income of $83 million for the three months ended March 31, 2003 compared to net income of $366 million in the same period in 2002, with both revenues and expenses declining. The decrease in net income was due primarily to the pre-tax gain of $528 million from the sale of three of the Company’s broker-dealers, CSFBdirect LLC, DLJdirect Ltd. and Autranet, LLC, in the first quarter of 2002.

Net revenues decreased $790 million, or 40%, to $1.2 billion for the three months ended March 31, 2003, as principal transactions, investment banking, commissions and other revenues all declined compared to the three months ended March 31, 2002.  The decline in principal transactions was primarily in fixed income products, with mortgages and investment-grade products down compared to the three months ended March 31, 2002.  The decline in investment banking revenues reflects the depressed market conditions and reduced mergers and acquisitions and equity new issuance activity.  Commissions declined as a result of lower volumes and competitive pricing pressure reflecting the weakness in the equity markets.  Net interest revenues increased, reflecting the favorable interest rate environment.  Other revenues decreased as a result of the gain on the sales of CSFBdirect LLC, DLJdirect Ltd. and Autranet, LLC in the first quarter of 2002.  Net revenues, excluding the $528 million gain on the sale of the broker-dealers, declined 18% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

Expenses decreased for the three months ended March 31, 2003 from the same period in 2002, primarily as a result of reduced headcount, continuing cost-reduction efforts and the impact from the sale of CSFBdirect LLC, DLJdirect Ltd. and Autranet, LLC.  See “—Expenses.”

Results by Segment

The discussion of net revenues is presented by segment. We operate and manage our business through two principal operating segments: the Institutional Securities segment and the Financial Services segment. The Institutional Securities segment consists of the Investment Banking, Equity and Fixed Income divisions. Our segments are managed based on types of products and services offered and their related client bases. We evaluate the performance of our segments based primarily on income (loss) from continuing operations before provision (benefit) for income taxes and discontinued operations.

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

The following table sets forth the net revenues, total expenses and income (loss) from continuing operations of the Company’s segments:

	Institutional Securities
	Investment Banking	Equity	Fixed Income	Institutional Securities	Financial Services
	(in millions)
Three Months Ended March 31, 2003:
Net revenues	$279	$271	$614	$1,164	$55
Total expenses	309	293	387	989	70

Income (loss)(1)	$(30)	$(22)	$227	$175	$(15)

Three Months Ended March 31, 2002:
Net revenues	$452	$411	$633	$1,496	$87
Total expenses	416	319	451	1,186	98

Income (loss)(1)	$36	$92	$182	$310	$(11)

(1)           Before provision for income taxes and discontinued operations.

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

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Net revenues for the Institutional Securities segment were $1.2 billion and $1.5 billion for the three months ended March 31, 2003 and 2002, respectively, a decrease of 22%, reflecting declines in Investment Banking, Equity and Fixed Income net revenues.

Investment Banking net revenues decreased 38% to $279 million, primarily due to the industry-wide slowdown in mergers and acquisitions and equity new issuance activities.  This decline was partially offset by improved private equity net revenues as a result of the sales of certain investments.

Equity net revenues declined 34% to $271 million primarily due to lower commission revenue and new issuance activity. Commission revenues decreased primarily as a result of reduced customer trading of listed and OTC cash products and certain derivatives activity.  Commissions from cash products also decreased due to competitive pricing pressure.  New issuance revenues from equity capital markets activity declined, reflecting the overall weakness in the U.S. equity markets that discouraged new issuances.

Fixed Income net revenues decreased 3% to $614 million, primarily due to lower net revenues from investment-grade debt trading. Net revenues from investment-grade products were higher during the three months ended March 31, 2002 due to the tightening of credit spreads and the movement to higher credit quality issuers in 2002 in the wake of the Enron and Worldcom scandals.

Financial Services

The Financial Services segment provides investment advisory services to high-net-worth individual investors and the financial intermediaries that represent them. The range of services includes single-stock brokerage, hedging and sales of restricted securities and investment management products such as third-party managed accounts and alternative investments. The presentation of the Pershing results as “Discontinued operations” in the condensed consolidated statements of income for the periods presented results in a material decrease in the Financial Services segment net revenues as the Pershing business contributed materially to the net revenues of that segment.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Net revenues for the Financial Services segment were $55 million and $87 million for the three months ended March 31, 2003 and 2002, respectively, a decrease of 37%. The decrease reflects a weak equity market environment, which discouraged new equity issuances and reduced transaction flows.

Expenses

The normal operating cost structure of each of our segments is broadly similar to that of the Company as a whole. Merger-related and certain other costs and charges, which can be significant, do not represent normal operating costs and are not allocated to the segments. For these reasons, the discussion of expenses is presented on a company-wide basis.

The following table sets forth employee compensation and benefits expenses, other expenses and total expenses of the Company:

	Three Months Ended March 31
	2003	2002

Employee compensation and benefits	$724	$949
Other expenses	375	505
Total expenses	$1,099	$1,454

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Total expenses declined $355 million, or 24%, to $1.1 billion for the three months ended March 31, 2003 compared to $1.5 billion for the three months ended March 31, 2002. The decrease was principally due to CSFB’s continuing cost-reduction efforts and the impact of the sale of the CSFBdirect LLC, DLJdirect Ltd. and Autranet, LLC businesses in the first quarter of 2002.

Employee compensation and benefits declined 24% in the first quarter of 2003 due to significant headcount reductions and lower bonus accruals.

Other expenses principally consist of occupancy and equipment rental; brokerage, clearing and exchange fees; communications; professional fees and merger-related costs. Other expenses declined 26% in the three months ended March 31, 2003 compared to the same period in 2002, primarily as a result of reduced headcount, lower levels of business, decreased discretionary spending, including advertising, communications, travel and entertainment and continuing cost-reduction efforts.   Included in other operating expenses in the condensed consolidated statements of income for the three months ended March 31, 2002 is approximately $70 million in expenses related to lease terminations and losses on subleases.

Provision for Taxes

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

The provision for income taxes from continuing operations for the three months ended March 31, 2003 and 2002 was $31 million and $186 million, respectively. Excluded from the provision for income taxes for the three months ended March 31, 2003 and 2002 was a provision of $13 million and $15 million, respectively, from discontinued operations.

The effective tax rate for continuing operations changed from an expense of 35.6% in the first quarter of 2002 to an expense of 35.0% in the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Management Oversight

We believe that maintaining access to liquidity is fundamental for firms operating in the financial services industry. We have therefore established a comprehensive process for the management and oversight of our liquidity, funding and capital strategies. CSFB’s Capital Allocation and Risk Management Committee, or CARMC, has primary oversight responsibility for these functional disciplines. CARMC periodically reviews and approves our liquidity management policies and targets and reviews our liquidity position and other key risk indicators. The corporate treasury department is responsible for the management of liquidity, long-term funding and capital, as well as relationships with creditor banks and investors. It also maintains regular contact with rating agencies and regulators on liquidity and capital issues.

See “Liquidity Risk” in “Business—Certain Factors That May Affect Our Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2002.

Balance Sheet

Significant portions of our assets are highly liquid, with the majority consisting of securities inventories and collateralized receivables, which fluctuate depending on the levels of proprietary trading and customer business. Collateralized receivables consist primarily of securities purchased under agreements to resell and securities borrowed, both of which are primarily secured by U.S. government and agency securities and marketable corporate debt and equity securities. In addition, we have significant receivables from customers, brokers, dealers and others, that turn over frequently. To meet client needs as a securities dealer, we carry significant levels of trading inventories.

In addition to these liquid assets, as part of our investment banking and fixed income markets activities we also maintain positions in less liquid assets, such as certain mortgage whole loans, distressed securities, high-yield debt securities, asset-backed securities and private equity investments. These assets may be relatively illiquid at times, especially during periods of market stress. We typically fund a significant portion of less liquid assets, such as private equity investments, with long-term borrowings and stockholders’ equity. Mortgage whole loans, distressed securities, high-yield debt and asset-backed securities are generally financed with short-term unsecured financing or repurchase agreements, as well as long-term borrowings and stockholders’ equity.

Because of changes relating to customer needs, economic and market conditions and proprietary trading and other strategies, our total assets or the individual components of total assets may vary significantly from period to period. As of March 31, 2003 and December 31, 2002, our total assets were $248.9 billion and $236.9 billion, respectively.

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

The majority of our unsecured funding originates largely from two sources: we borrow from affiliates (principally Credit Suisse First Boston, a Swiss bank and our indirect parent) and we issue debt securities directly to the market. We lend funds as needed to our operating subsidiaries and affiliates on both a senior and subordinated basis, the latter typically to meet capital requirements of regulated subsidiaries. We generally try to ensure that loans to our operating subsidiaries and affiliates have maturities equal to or shorter than the maturities of our market borrowings.

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

The principal measure we use to monitor our liquidity position is the “liquidity barometer,” which estimates the time period over which the adjusted market value of unencumbered assets plus committed revolving credit facilities exceeds the aggregate value of our maturing unsecured liabilities plus anticipated contingent commitments. The adjusted market value of unencumbered assets includes a reduction from market value, or “haircut,” reflecting the amount that could be realized by pledging an asset as collateral to a third-party lender in a secured funding transaction. Contingent commitments include such things as letters of credit, guarantees and collateralization requirements related to credit ratings. Our objective, as mandated by CARMC, is to ensure that the liquidity barometer equals or exceeds one year. We believe this will enable us to carry out our business plans during extended periods of market stress, while minimizing, to the extent possible, disruptions to our business.

Contractual Obligations

We have contractual obligations to make future payments under long-term debt, long-term non-cancelable lease agreements and other long-term obligations. The following table sets forth future cash payments on our contractual obligations pursuant to long-term borrowings and operating leases as of March 31, 2003:

	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
	(In millions)

Long-term borrowings	$3,629	$4,800	$6,864	$9,165	$24,458
Operating leases	200	351	333	1,607	2,491
Total contractual obligations	$3,829	$5,151	$7,197	$10,772	$26,949

Our long-term borrowings are unsecured. As of March 31, 2003, the weighted average maturity of our long-term borrowings was approximately 5.4 years. Our lease obligations are primarily for our principal offices in New York City and other locations. Excluded from the table above are $157 million in operating lease obligations associated with Pershing that have been transferred to BONY.

The Company has contractual obligations related to certain information technology, equipment leases and software licenses. As of March 31, 2003, these obligations were not significant. The Company had no capital lease obligations as of March 31, 2003.

For information on these and other material commitments, see Notes 7, 12 and 13 of the condensed consolidated financial statements in Part I, Item 1.

The following table sets forth our short-term unsecured borrowings:

	March 31, 2003	December 31, 2002
	(In millions)

Bank loans	$81	$76
Commercial paper(1)	1,097	2,082
Loans from affiliates(2)	10,575	9,775
Total	$11,753	$11,933

(1)           Reflects amounts outstanding under our $7.0 billion commercial paper programs.

(2)           We have significant financing transactions with Credit Suisse First Boston and certain of its subsidiaries and affiliates. See “Related Party Transactions.”

Revolving Credit Facility

We maintain a committed revolving credit facility with various banks that, if drawn upon, would bear interest at short-term rates related to either the federal funds rate or LIBOR. In May 2002, we replaced our $3.5 billion revolving credit facility with a 364-day $3.0 billion revolving facility available to the Company as borrower. Proceeds from borrowings under this facility can be used for general corporate purposes, and this facility is guaranteed by CSG. The facility contains customary covenants that we believe will not impair our ability to obtain funding. As of March 31, 2003, no borrowings were outstanding under this facility. We expect to reduce the size of our revolving credit facility when we replace it, on substantially similar terms, in May 2003.

Long-term Funding

We issue long-term debt through U.S. and Euromarket medium-term note programs, as well as syndicated and privately placed offerings around the world.

Under the Company’s currently effective $10 billion shelf registration statement on file with the SEC, which allows the Company to issue from time to time senior and subordinated debt securities and warrants to purchase such securities, the Company had at May 12, 2003 approximately $6.5 billion available for issuance.

For the three months ended March 31, 2003, the Company issued $525 million in medium-term notes under this shelf registration statement and $1.3 billion in medium-term notes under a $5 billion Euromarket program established in July 2001.

During the three months ended March 31, 2003, approximately $590 million of medium-term notes were repaid.

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

At May 12, 2003, our ratings and ratings outlooks were as follows:

	Long-Term Debt	Commercial Paper	Outlook

Fitch	AA-	F-1+	Negative outlook
Moody’s	Aa3	P-1	Negative outlook
Standard & Poor’s	A+	A-1	Stable

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

Regulated Subsidiaries

Our principal wholly owned subsidiary, CSFB LLC, is a registered broker-dealer, registered futures commission merchant and member firm of the New York Stock Exchange Inc., or NYSE.  As such, it is subject to the NYSE’s net capital rule, which conforms to the uniform net capital rule pursuant to Rule 15c3-1 of the Securities Exchange Act of 1934, as amended. Under the alternative method permitted by this rule, the required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds, whichever is greater. If a member firm’s capital is less than four percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm’s net capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. As of March 31, 2003, CSFB LLC’s net capital of approximately $2.2 billion was 46% of aggregate debit balances and in excess of the minimum requirement by approximately $1.9 billion. Our OTC derivatives dealer subsidiary, Credit Suisse First Boston Capital LLC, is also subject to the uniform net capital rule, but calculates its net capital requirements under Appendix F to Rule 15c3-1.

Certain other of our subsidiaries are subject to capital adequacy requirements. As of March 31, 2003, our subsidiaries complied with all applicable regulatory capital adequacy requirements.

Our broker-dealer subsidiary, Pershing LLC, was sold to BONY in connection with the sale of our Pershing unit on May 1, 2003.

Cash Flows

Our condensed consolidated statements of cash flows classify cash flow into three broad categories: cash flows from operating activities, investing activities and financing activities. These statements should be read in conjunction with “Related Party Transactions” as well as Notes 2 and 4 of the condensed consolidated financial statements in Part I, Item 1.

As permitted by generally accepted accounting principles, we present the condensed consolidated statements of cash flows as if the assets and liabilities of Pershing as of March 31, 2003 were not presented as “Assets held for sale” and “Liabilities held for sale” in the condensed consolidated statements of financial condition and the results of operations of Pershing were not presented as “Discontinued operations” in the condensed consolidated statements of income.

For the Three Months Ended March 31, 2003

Cash and cash equivalents increased $19 million to $499 million as of March 31, 2003.  In accordance with generally accepted accounting principles, the condensed consolidated statement of cash flows for the three months ended March 31, 2003 was presented as if the assets and liabilities of Pershing were not presented as “Assets held for sale” and “Liabilities held for sale” in the condensed consolidated statements of financial condition as of March 31, 2003 and December 31, 2002.  As a result of this presentation, cash and cash equivalents increased $227 million, of which $208 million was related to Pershing and $19 million was related to our continuing operations.  Cash provided by operating activities was $2.7 billion.  The change in cash provided by operating activities resulted primarily from net increases in operating assets of $7.8 billion and net increases in operating liabilities of $10.2 billion, which occurred in the normal course of operations as a result of changes in customer needs, market conditions and proprietary trading and other strategies.

Cash of $524 million was used in investing activities. Prior to the acquisition of the Company by CSFBI, CSFBI issued its own debt to fund its operating, investing and financing activities. The Company is now providing most of this funding, resulting in increases in receivables from affiliates of $507 million.

Cash used in financing activities was $2.0 billion. The changes are due to increases in net payments for collateralized financing arrangements of $3.3 billion and a decrease of $590 million used to repay long-term borrowings offset by increases of $1.9 billion in long-term borrowings.

For the Three Months Ended March 31, 2002

Cash and cash equivalents decreased by $111 million to $1.6 billion as of March 31, 2002. Cash used in operating activities was $12.4 billion. The change in cash used in operating activities is primarily due to changes in operating assets and operating liabilities that occurred in the normal course of operations as a result of changes in customer needs, market conditions and proprietary trading and other strategies.

Cash of $4.1 billion was used in investing activities, reflecting the fact that the Company is providing funding to CSFBI, resulting in increases in receivables from affiliates of $4.8 billion. Prior to the acquisition of the Company by CSFBI, CSFBI issued its own debt to fund its operating, investing and financing activities.

Cash provided by financing activities was $16.4 billion, reflecting increases in net proceeds from financing arrangements of $5.5 billion and short-term borrowings of $7.0 billion used primarily to fund operating activities.  In addition, the Company had increases of $4.1 billion of long-term borrowings, which were used to fund its investing and other activities.

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

Guarantees

In the course of our regular business, we provide guarantees and indemnifications that contingently obligate us to make payments to the guaranteed or indemnified party based on changes in an asset, liability or equity security of the guaranteed or indemnified party. We may also be contingently obligated to make payments to a guaranteed party based on another entity’s failure to perform, or we may have an indirect guarantee of the indebtedness of others. We have provided customary indemnifications to purchasers in conjunction with the sale of assets or businesses, to investors in private equity funds sponsored by the firm regarding potential obligations of its employees to return amounts previously paid as carried interest and to investors in our securities and other arrangements to provide “gross up” payments if there is a withholding or deduction because of a tax, assessment or other governmental charge. On December 31, 2002, we adopted the new disclosure requirements for these guarantees in accordance with the Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” or FIN 45, which requires us to disclose our maximum potential payment obligations under these guarantees to the extent it is possible to estimate them. From time to time we guarantee the obligations of subsidiaries of CSG that are not our consolidated subsidiaries, and these guarantees are included in the scope of the disclosure requirements of FIN 45. On January 1, 2003, we adopted the new recognition requirements of FIN 45 that require us to recognize a liability for the fair value of the guaranteed obligations for guarantees issued or amended after December 31, 2002. The recognition of these liabilities did not have a material effect on our financial position or results of operations. See Notes 1 and 13 of the condensed consolidated financial statements in Part I, Item 1.

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

These QSPEs are set up by our subsidiaries. Our principal broker-dealer subsidiary, CSFB LLC, underwrites and makes markets in these mortgage-backed securities. Under Statement of Financial Accounting Standards, or SFAS, No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125,” or SFAS 140, a QSPE is not required to be consolidated with the transferor. Our mortgage-backed securitization activities are generally structured to use QSPEs, and assets and liabilities transferred to QSPEs are not included in our financial statements.

We may retain interests in these securitized assets if CSFB LLC holds the assets in connection with its underwriting or market-making activities. Retained interests in securitized financial assets are included in the condensed consolidated statements of financial condition at fair value. Any changes in fair value of these retained interests are recognized in the condensed consolidated statements of income. We engage in these securitization activities to meet the needs of clients as part of our fixed income activities and to sell financial assets. These securitization activities do not provide a material source of our funding. See Note 6 of the condensed consolidated financial statements in Part I, Item 1.

Material Variable Interests in Unconsolidated Entities

We purchase loans and other debt obligations from clients for the purpose of securitization. The loans and other debt obligations are transferred by us directly, or indirectly through affiliates, to QSPEs or to variable interest entities, or VIEs, that issue collateralized debt obligations, or CDOs. CSFB LLC structures, underwrites and makes a market in these CDOs, and we may have retained interests in these CDOs in connection with CSFB LLC’s underwriting and market-making activities. We believe it is reasonably possible that CDO VIEs in which we have a majority of the equity interests will be consolidated upon adoption of FIN No. 46, “Consolidation of Variable Entities, an interpretation of Accounting Research Bulletin No. 51”, which was issued by the FASB in January 2003. The estimated impact of consolidation of these CDO VIEs as of March 31, 2003 is an increase in financial instruments owned of approximately $653 million, of which $3 million, the amount of our retained interests, is reflected in the condensed consolidated statements of financial condition.

We also have significant investments, including equity and debt, in CDO VIEs that we do not believe will be consolidated.  The total assets in these CDOs as of March 31, 2003 were approximately $2.1 billion.  The amount of our retained interests related to these investments in CDO VIEs was approximately $14 million as of March 31, 2003. These interests are included in financial instruments owned at fair value. Our retained interests in these CDO assets are included in the SFAS 140 disclosures in Note 6 of the condensed consolidated financial statements in Part I, Item 1.

We engage in these CDO transactions to meet the needs of clients.  See Note 6 of the condensed consolidated financial statements in Part I, Item 1.

OTHER COMMITMENTS

We have commitments under a variety of commercial arrangements that are not recorded as liabilities in our condensed consolidated statements of financial condition. These commitments are in addition to guarantees and other arrangements discussed in “Off-Balance Sheet Arrangements.” These commitments include standby letters of credit, standby repurchase agreement facilities that commit us to enter into reverse repurchase agreements with customers at market rates, commitments to invest in various partnerships that make private equity and related investments in various portfolio companies and in other private equity funds and commitments to enter into resale agreements. See Note 12 of the condensed consolidated financial statements in Part I, Item 1.

RELATED PARTY TRANSACTIONS

CSG, through CSFBI, owns all of our outstanding voting common stock. We are involved in significant financing and other transactions, and have significant related party balances, with Credit Suisse First Boston and certain affiliates. We enter into these transactions in the ordinary course of business and believe that these transactions are on market terms that could be obtained from unrelated third parties. See “—Derivatives” and Notes 4 and 13 of the condensed consolidated financial statements in Part I, Item 1 for more information.

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

Private Equity Activities

Our private equity and other long-term investment activities include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. These investments are primarily in unlisted or illiquid equity or equity-related securities and are carried at estimated fair value based on a number of factors. See “Business—Products and Services—Investment Banking—Private Equity” in our Annual Report on Form 10-K for the year ended December 31, 2002 and “—Critical Accounting Policies—Fair Value” in Part I, Item 2 for more information. As of March 31, 2003 and December 31, 2002, the Company had investments of $0.9 billion and $1.0 billion, respectively, and had commitments to invest up to an additional $1.7 billion at both March 31, 2003 and December 31, 2002.

High-Yield Debt, Mortgage Whole Loans and Other Non-Investment-Grade Financial Instruments

We underwrite, trade and hold high-yield debt, mortgage whole loans, loan participations and other non-investment-grade financial instruments.  Due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions, these financial instruments and loans generally involve greater risk than investment-grade financial instruments. We record high-yield debt, residential mortgage whole loans and other non-investment-grade financial instruments at fair value, with the exception of certain residential mortgage whole loans that are held for sale and are carried at the lower of cost or market. We record commercial mortgage whole loans held for sale and loan participations at the lower of cost or fair value.  Timing of the securitization of our mortgage whole loan inventory will affect the size of our positions at any given time. The following table sets forth our positions in these instruments as of March 31, 2003 and December 31, 2002:

	March 31, 2003		December 31, 2002
	Long	Short	Long	Short
	(In millions)

High-yield debt	$1,321	$572	$1,699	$691
Mortgage whole loans	9,811	—	9,465	—
Loan participations	140	—	126	—
Other non-investment-grade financial instruments.	101	—	96	—
Total	$11,373	$572	$11,386	$691

DERIVATIVES

We enter into various transactions involving derivatives. We use derivatives contracts for both trading and hedging purposes and to provide products for our clients. These derivatives include options, forwards, futures and swaps. In general, derivatives are contractual agreements that derive their values from the performance of underlying assets, interest or currency exchange rates or a variety of indices. Most of our derivatives transactions are considered trading positions. See Note 11 of the condensed consolidated financial statements in Part I, Item 1 for more information.

Sources and Maturities of OTC Derivatives

The following table sets forth the distributions, by maturity, of substantially all of our exposure with respect to OTC derivatives as of March 31, 2003, after taking into account the effect of netting agreements. Fair values were determined on the basis of pricing models and other valuation methods.  See Note 11 of the condensed consolidated financial statements in Part I, Item 1 for more information.

	Assets Maturity Distribution as of March 31, 2003
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total fair value
	(In millions)

Options	$119	$244	$26	$24	$413
Forward contracts	775	—	—	—	775
Swaps	235	555	320	1,452	2,562
Total	$1,129	$799	$346	$1,476	$3,750

	Liabilities Maturity Distribution as of March 31, 2003
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total fair value
	(In millions)

Options	$239	$262	$186	$23	$710
Forward contracts	673	3	—	—	676
Swaps	339	401	67	457	1,264
Total	$1,251	$666	$253	$480	$2,650

The following table sets forth as of March 31, 2003 substantially all of our exposure with respect to OTC derivatives, by counterparty credit rating and with affiliates, after taking into account the effect of netting agreements.

Credit Rating(1)	March 31, 2003
(In millions)

AAA	$23
AA+/AA	147
AA-	478
A+/A/A-	276
BBB+/BBB/BBB-	90
BB+ or lower	166
Unrated	294
Derivatives with affiliates	2,276
Total	$3,750

(1)           Credit ratings are determined by external rating agencies or by our Credit Risk Management department.

Derivatives With Related Parties

We enter into a substantial number of derivatives transactions with related parties. The following table sets forth derivatives transactions with related parties consisting primarily of interest rate swaps, foreign exchange forwards and credit default swaps. The fair values of derivatives contracts outstanding with related parties as of March 31, 2003 and December 31, 2002 were as follows:

	March 31, 2003		December 31, 2002
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Options	$110	$285	$125	$319
Forward contracts	100	119	171	74
Swaps	2,066	1,009	1,958	819
Total	$2,276	$1,413	$2,254	$1,212

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

RISK MANAGEMENT AND VALUE AT RISK

For a description of the Company’s risk management policies and procedures and value-at-risk, or VAR, model including such model’s assumptions and limitations, see “Quantitative and Qualitative Disclosure About Market Risk” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

MARKET RISK EXPOSURE

Trading Portfolios

The Company-wide trading portfolio VAR was approximately $43 million and $41 million at March 31, 2003 and December 31, 2002, respectively.

Due to the benefit of diversification, the Company-wide VAR is less than the sum of the individual components. The two main components of market risk, expressed in terms of theoretical fair values, had the following VAR:

Company’s Market Risk Exposures in Trading Portfolios (Unaudited)

	March 31, 2003	December 31, 2002
	(In millions)
99%, one-day VAR
Interest rate risk	$36	$37
Equity risk	22	8
Benefit of diversification	(15)	(4)
Total	$43	$41

Non-Trading Portfolios

We measure equity risk on non-trading positions using sensitivity analysis that estimates the potential change in the recorded value of the investments resulting from a 10% decline in the equity markets of G-21 nations and a 20% decline in the equity markets of non-G-21 nations. The estimated impact of equity risk on our non-trading financial instruments portfolio, which is mainly comprised of our private equity investments, was a decrease in the value of the non-trading portfolio of approximately $91 million and $96 million at March 31, 2003 and December 31, 2002, respectively.

The interest rate risk on non-trading positions is measured using sensitivity analysis that estimates the potential change in the value of the non-trading portfolio resulting from a 100 basis points decline in the interest rates of G-21 nations and a 200 basis points decline in the interest rates of non-G-21 nations.  The estimated impact on pre-tax net income was an increase of approximately $18 million and $73 million at March 31, 2003 and December 31, 2002, respectively.

We do not have material foreign exchange or commodity price risks on our trading and non-trading portfolios.

ITEM 4:  Controls and Procedures

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

PART II

OTHER INFORMATION

ITEM 1:  Legal Proceedings

Certain significant legal proceedings and matters have been previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  The following is an update of such proceedings.

Litigation and Inquiries Relating to Enron

On April 12, 2003 an action was filed in the U.S. District Court for the Southern District of Texas against CSFB LLC and certain CSFB affiliates and other entities by two purchasers of securities issued by Osprey Trust for alleged violations of state and federal securities laws, statutory and common law fraud, and negligence and professional malpractice.

Governmental/Regulatory Inquiries Relating to IPO Allocation/Research-related Practices

On April 28, 2003, CSFB and other Wall Street firms finalized a global settlement with a coalition of state and federal regulators and self-regulatory organizations to settle the pending investigations into research analyst independence and certain IPO allocation practices.  Consistent with the agreement in principle announced in December 2002, CSFB agreed, without admitting or denying the allegations, findings or conclusions, to pay a total of $200 million, consisting of (a) $150 million to settle the enforcement actions and (b) $50 million to fund third-party research to clients over five years.  CSFB has also agreed to implement significant, industry-wide procedural and structural reforms to its business practices relating to both research analyst independence and the allocation of shares in IPOs.

Litigation Relating to IPO Allocation and Research

IPO Allocation-related Litigation

In the action brought against CSFB LLC on behalf of a putative class of issuers in IPOs in which CSFB LLC acted as lead manager, no member of the putative class sought to substitute as the putative class representative by the court-imposed deadline of April 16, 2003, and the court directed that the case be dismissed without prejudice.

Research-related Litigation

In the wake of publicity surrounding various governmental and regulatory investigations into the practices of equity research analysts, putative class action lawsuits were filed against CSFB LLC in the U.S. District Court for the Southern District of New York and the U.S. District Court for the District of Massachusetts in March and April 2003 on behalf of purchasers of shares of Atmel Corporation and in the U.S. District Court for the Southern District of New York in April 2003 on behalf of purchasers of shares of Lantronix, Inc.

On February 6, 2003, the court granted CSFB LLC’s and its co-defendants’ motion to dismiss the consolidated actions brought on behalf of purchasers of Covad Communications Co. and allowed plaintiffs 60 days to replead.  CSFB LLC subsequently received an amended complaint.

The actions brought on behalf of purchasers of Razorfish, Inc. have been consolidated in the U.S. District Court for the District of Massachusetts.

AmeriServe Food Distribution Inc. Litigation

On March 21, 2003, in the matter filed by GSC Recovery, Inc., or GSC, in the Superior Court of New Jersey, against certain DLJ entities and certain officers, directors and other individuals and entities, the court denied GSC’s motion for reconsideration of the court’s order dismissing GSC’s original complaint in part.

On April 17, 2003, in the matter filed in the County Court of Dallas, Texas by Ronald Rittenmeyer, in his capacity as plan administrator of the AFD Fund, the post-confirmation estate of the bankruptcy cases of AmeriServe and its affiliates, the appellate court upheld the trial court’s decision to dismiss the two individual defendants, former DLJ employees who were AmeriServe board members, for lack of personal jurisdiction.

Independent Energy Holdings PLC Litigation

On April 3, 2003, the DLJ entities and lead plaintiffs executed a memorandum of understanding that, subject to the execution of a stipulation of settlement and appropriate court approvals, will settle all claims asserted against the DLJ entities in the matter.

We are involved in a number of judicial, regulatory and arbitration proceedings (including those described above and actions that have been separately described in previous filings) concerning matters arising in connection with the conduct of our businesses.  Some of the actions have been brought on behalf of various classes of claimants and, unless otherwise specified, seek damages of material and/or indeterminate amounts.  We believe, based on currently available information and advice of counsel, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition but might be material to operating results for any particular period, depending in part upon the operating results for such period.  We intend to defend ourselves vigorously against all of the claims asserted in these matters.

ITEMS 2, 3 and 4:

Pursuant to General Instruction H of Form 10-Q, the information required by Items 2, 3 and 4 is omitted.

ITEM 5:  Other Information

We have made in this Quarterly Report on Form 10-Q, including, without limitation, in “Legal Proceedings” in Part II, Item 1, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, and from time to time may otherwise make in our public filings and press releases, forward-looking statements concerning our operations, economic performance and financial condition, as well as our future plans and strategic objectives. Such forward-looking statements are subject to various risks and uncertainties, and we claim the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those anticipated herein or in any such other filings, releases or statements because of a number of factors, including without limitation, those detailed in “Business—Certain Factors That May Affect Our Results of Operations” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2002, those discussed elsewhere herein, and in other public filings and press releases. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. Forward-looking statements are typically identified by the use of future or conditional verbs such as “will,” “should,” “would” or “could,” and by words or phrases such as “believe,” “expect,” “intend,” “estimate” and similar expressions. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the results indicated in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements except as otherwise required by applicable law.

ITEM 6:  Exhibits and Reports on Form 8-K

(a)           Exhibits

2              Amendment dated as of April 30, 2003, to the Transaction Agreement between Credit Suisse First Boston (USA), Inc. and The Bank of New York, Inc. dated as of January 7, 2003 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated May 1, 2003)

12            Statement re computation of ratio of earnings to fixed charges

15            Letter re unaudited interim financial information

99            Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K

1.             Form 8-K dated January 8, 2003; Items 2 and 7

2.             Form 8-K dated January 21, 2003; Items 5 and 7

3.             Form 8-K dated February 19, 2003; Items 5 and 7

4.             Form 8-K dated March 20, 2003; Item 5

5.             Form 8-K dated March 27, 2003; Items 5 and 7

6.             Form 8-K dated April 25, 2003; Item 5

7.             Form 8-K dated May 1, 2003; Items 2 and 7

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT SUISSE FIRST BOSTON (USA), INC.
May 13, 2003	By:	/s/ David C. Fisher
Chief Financial and Accounting Officer (On behalf of the Registrant and as Principal Financial Officer)

Certification

I, Brian D. Finn, certify that:

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

Date: May 13, 2003		/s/ Brian D. Finn
	Name:	Brian D. Finn
	Title:	President and Chief Executive Officer

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

Date: May 13, 2003		/s/ David C. Fisher
	Name:	David C. Fisher
	Title:	Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibits No.	Description

2

Amendment dated as of April 30, 2003, to the Transaction Agreement between Credit Suisse First Boston (USA), Inc. and The Bank of New York, Inc. dated as of January 7, 2003 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated May 1, 2003)

12	Statement re computation of ratio of earnings to fixed charges
15	Letter re unaudited interim financial information
99	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002