Form 10-Q
period 2003-06-30
CREDIT SUISSE FIRST BOSTON USA INC
filed 2003-08-11
CIK 29646

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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
Yes ☐  No ☒

All of the outstanding shares of common stock of the registrant, $0.10 par value, are held by Credit Suisse First Boston, Inc.

CREDIT SUISSE FIRST BOSTON (USA), INC.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003

PART I	FINANCIAL INFORMATION
ITEM 1: Financial Statements
Condensed Consolidated Statements of Financial Condition (Unaudited) as of June 30, 2003 and December 31, 2002

Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2003 and 2002

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the six months ended June 30, 2003 and 2002

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2003 and 2002

Notes to Condensed Consolidated Financial Statements (Unaudited)
	1.	Summary of Significant Accounting Policies
	2.	Discontinued Operations
	3.	Merger-Related Costs
	4.	Related Party Transactions
	5.	Income Taxes
	6.	Transfers and Servicing of Financial Assets
	7.	Borrowings
	8.	Private Equity and Other Long-Term Investments
	9.	Net Capital
	10.	Cash and Securities Segregated Under Federal and Other Regulations
	11.	Derivatives Contracts
	12.	Commitments
	13.	Guarantees
	14.	Industry Segment and Geographic Data
	15.	Legal Proceedings
	16.	Subsequent Events
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

PART I

FINANCIAL INFORMATION

ITEM 1:  Financial Statements

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In millions)

	June 30, 2003	December 31, 2002

ASSETS
Cash and cash equivalents	$442	$480
Collateralized short-term financings:
Securities purchased under agreements to resell	50,222	51,756
Securities borrowed	68,516	71,296
Receivables:
Customers	1,622	829
Brokers, dealers and other	19,635	7,310
Financial instruments owned (includes securities pledged as collateral of $50,274 and $49,695, respectively):
U.S. government and agencies	35,959	32,131
Corporate debt	11,100	12,174
Mortgage whole loans	9,252	9,465
Equities	12,324	9,735
Commercial paper	451	619
Private equity and other long-term investments	985	956
Derivatives contracts	6,471	3,956
Other	4,477	3,211
Net deferred tax asset	1,531	1,685
Office facilities at cost (net of accumulated depreciation and amortization of $842 and $749, respectively)	476	485
Goodwill	320	301
Loans receivable from parent and affiliates	18,150	16,412
Other assets and deferred amounts	2,104	1,749
Assets held for sale	—	11,547
Total assets	$244,037	$236,097

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition (Continued)
(Unaudited)

(In millions, except share data)

	June 30, 2003	December 31, 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY

Commercial paper and short-term borrowings	$17,117	$11,933
Collateralized short-term financings:
Securities sold under agreements to repurchase	93,957	107,896
Securities loaned	26,873	24,178
Payables:
Customers	4,331	2,928
Brokers, dealers and other	21,611	8,689
Financial instruments sold not yet purchased:
U.S. government and agencies	28,864	22,710
Corporate debt	2,522	3,315
Equities	3,945	3,240
Derivatives contracts	4,751	2,849
Other	221	335
Obligation to return securities received as collateral	1,352	896
Accounts payable and accrued expenses	2,647	3,200
Other liabilities	2,639	2,156
Long-term borrowings	24,140	23,094
Liabilities held for sale	—	10,947
Total liabilities	234,970	228,366

Stockholders’ Equity:
Preferred stock, 50,000,000 shares authorized:
Series B preferred stock, at $50.00 per share liquidation preference (88,500 shares issued and outstanding at December 31, 2002)	—	4
Common stock ($0.10 par value; 50,000 shares authorized; 1,100 shares issued and outstanding)	—	—
Paid-in capital	7,555	7,279
Retained earnings	1,668	604
Accumulated other comprehensive loss	(156)	(156)
Total stockholders’ equity	9,067	7,731
Total liabilities and stockholders’ equity	$244,037	$236,097

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues:
Principal transactions-net	$47	$(26)	$50	$11
Investment banking and advisory	530	792	968	1,506
Commissions	266	318	511	643
Interest and dividends, net of interest expense of $1,272, $1,428, $2,324 and $2,753, respectively	574	489	1,067	869
Other	28	17	49	529
Total net revenues	1,445	1,590	2,645	3,558
Expenses:
Employee compensation and benefits	847	922	1,571	1,871
Occupancy and equipment rental	115	120	222	230
Brokerage, clearing and exchange fees	82	63	144	135
Communications	40	43	86	92
Professional fees	61	48	116	96
Merger-related costs	59	91	121	182
Other operating expenses	82	54	136	178
Total expenses	1,286	1,341	2,396	2,784
Income from continuing operations before provision for income taxes and discontinued operations	159	249	249	774
Provision for income taxes	30	85	61	271
Income from continuing operations before discontinued operations	129	164	188	503
Discontinued operations:
Income from discontinued operations	1,324	27	1,361	69
Provision for income taxes	472	9	485	24
Income from discontinued operations, net of income taxes	852	18	876	45
Net income	$981	$182	$1,064	$548

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

For the Six Months Ended June 30, 2003 and June 30, 2002

(In millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balances at December 31, 2001	$5	$—	$6,326	$859	$(72)	$7,118
Net income	—	—	—	548	—	548
Foreign currency translation adjustment	—	—	—	—	3	3
Decrease in pension liability, net of income tax expense of $3	—	—	—	—	5	5
Total comprehensive income						556
CSG share plan activity, net of tax effect of $9	—	—	489	—	—	489
Balances at June 30, 2002	$5	$—	$6,815	$1,407	$(64)	$8,163

Balances at December 31, 2002	$4	$—	$7,279	$604	$(156)	$7,731
Net income	—	—	—	1,064	—	1,064
Total comprehensive income						1,064
Redemption of Series B preferred stock	(4)	—	—	—	—	(4)
Capital contribution by CSFBI	—	—	75	—	—	75
CSG share plan activity, net of tax effect of $26	—	—	201	—	—	201
Balances at June 30, 2003	$—	$—	$7,555	$1,668	$(156)	$9,067

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In millions)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$1,064	$548
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net pre-tax gain on sale of certain broker-dealer subsidiaries	—	(528)
Pre-tax gain on sale of Pershing	(1,324)	—
Depreciation and amortization	94	75
CSG share plan activity	227	498
Deferred taxes	74	287
Other, net	(26)	(1)
Decrease (increase) in operating assets:
Securities borrowed	2,780	(549)
Receivables from customers	(793)	229
Receivables from brokers, dealers and other	(12,325)	2,748
Financial instruments owned	(8,442)	(4,932)
Other assets and deferred amounts	(339)	(189)
Increase (decrease) in operating liabilities:
Securities loaned	2,695	(7,217)
Payables to customers	1,403	(2,893)
Payables to brokers, dealers and other	12,922	(3,838)
Financial instruments sold not yet purchased	7,854	6,963
Obligation to return securities received as collateral	456	(396)
Accounts payable and accrued expenses	(584)	(899)
Other liabilities	483	(113)
Net cash provided by (used in) operating activities	$6,219	$(10,207)

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

(In millions)

	Six Months Ended June 30,
	2003	2002
Cash flows from investing activities:
Net (payments for) proceeds from:
Loans receivable from parent and affiliates	$(1,738)	$(9,010)
Sale of broker-dealer subsidiaries	—	674
Sale of Pershing unit	2,000	—
Office facilities	(85)	84
Purchase of subsidiary	—	(70)
Net cash provided by (used in) investing activities	177	(8,322)

Cash flows from financing activities:
Net proceeds from (payments for):
Short-term borrowings	5,184	2,560
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	(12,405)	9,384
Capital contribution from CSFBI	75	—
Redemption of Series B preferred stock	(4)	—
Issuances of long-term borrowings	2,788	7,773
Redemptions and maturities of long-term borrowings	(2,072)	(1,435)
Net cash (used in) provided by financing activities	(6,434)	18,282

Decrease in cash and cash equivalents	(38)	(247)

Cash and cash equivalents at beginning of period	480	1,752
Cash and cash equivalents at end of period	$442	$1,505

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2003

1. Summary of Significant Accounting Policies

The Company

Credit Suisse First Boston (USA), Inc., formerly known as Donaldson, Lufkin & Jenrette, Inc., and its subsidiaries (the “Company”), is a leading integrated investment bank serving institutional, corporate, government and high-net worth individual clients. The Company provides clients with a broad range of products and services that includes securities underwriting, sales and trading, investment banking, financial advisory services, private equity investments, full-service brokerage services, derivatives and risk management products and research.

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

To prepare condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, management must estimate certain amounts that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses.  Actual results could differ materially from those estimates.

Certain reclassifications have been made to prior year condensed consolidated financial statements to conform to the 2003 presentation.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”)  issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure. Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 requires additional disclosures by a guarantor about its obligations under certain of its guarantees. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken in issuing such guarantees.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and initial measurement provisions are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure requirements of FIN 45 as of December 31, 2002.  The Company adopted the recognition requirements of FIN 45 on January 1, 2003.  The adoption of FIN 45 did not have a material impact on the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2003. See Note 13 for more information.

FIN No. 46, “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“FIN 46”), was issued in January 2003. FIN 46 requires a company to consolidate a variable interest entity (“VIE”) if the company is the primary beneficiary, defined as the entity with the majority of the expected losses or expected residual returns, or both.  The guidance in FIN 46 is applicable for many special purpose entities and any other entity not explicitly excluded from the scope that does not meet the criteria set out in FIN 46 for determining whether analysis based on a majority of voting equity is appropriate.  Generally, FIN 46 does not require consolidation of qualifying special purpose entities (“QSPEs”) that meet the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”).  See Note 6 for more information on the Company’s QSPEs.

The consolidation requirements of FIN 46 are applicable to all VIEs created after January 31, 2003 and, in the third quarter of 2003, will be applicable for entities that existed before February 1, 2003.  FIN 46 imposes disclosure requirements for all financial statements issued after January 31, 2003.  See Note 6 for more information.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), which amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and requires derivatives that contain a financing component to be disclosed in the statement of cash flows.  The statement is effective for contracts entered into or modified after June 30, 2003.  The Company is evaluating the impact of adopting SFAS 149.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  SFAS 150 establishes standards for an issuer’s classification of certain financial instruments that have both liability and equity characteristics and imposes additional disclosure requirements.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is effective for interim periods beginning after June 15, 2003.  The adoption of SFAS 150 is not expected to have an impact on the Company’s financial position or results of operations.

Recent Developments

On May 1, 2003, the Company sold its Pershing unit, which was part of the Financial Services segment, to The Bank of New York Company, Inc. (“BONY”) for $2 billion in cash, the repayment of a $480 million subordinated loan and an additional contingent payment of up to $50 million based on future performance.  In connection with the closing, the Company entered into an amendment to the sale agreement that required it to deliver the Pershing unit with a total equity value of $645 million, an increase of $45 million.  The Company reported a pre-tax gain on the sale of the Pershing unit of approximately $1.3 billion and an after-tax gain of $852 million in the second quarter of 2003.  The Company presented the assets and liabilities of its Pershing unit as “Assets held for sale” and “Liabilities held for sale” as of December 31, 2002 in the condensed consolidated statements of financial condition. The operating results of the Pershing unit, including the gain on the sale, have been presented as “Discontinued Operations” for all periods presented in the condensed consolidated statements of income. See Note 2 for more information.

On March 20, 2003, the Company’s immediate parent company, CSFBI, transferred Credit Suisse First Boston Management Corporation to the Company as a capital contribution, and the Company was subsequently converted to the Delaware limited liability company Credit Suisse First Boston Management LLC (“Management LLC”).  Management LLC engages in derivatives transactions and holds a portfolio of private equity, distressed assets and real estate investments. The derivatives transactions entered into by Management LLC have historically been designed to hedge certain trading and other positions held by Credit Suisse First Boston LLC (“CSFB LLC”). Prior to the transfer of Management LLC to the Company, the Company’s results of operations reflected only these trading and other positions held by CSFB LLC without the offsetting effect of the related hedges maintained by Management LLC. The Company believes the transfer of Management LLC to the Company should reduce the Company’s earnings volatility because its ongoing results of operations will reflect both the gains and losses from trading and the offsetting effect of the related hedges. The transfer also represents a further integration of the U.S. operations of the Credit Suisse First Boston business unit, of which the Company is a part, into the Company.

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

In June 2003, the Company completed its acquisition of Volaris Advisors (“Volaris”), a New York-based equity-options strategies firm providing yield-enhancement and volatility management services.  The acquisition of Volaris is expected to enhance the services of the private client services business.

2. Discontinued Operations

On May 1, 2003, the Company sold its Pershing unit to BONY.  The Company reported a pre-tax gain of approximately $1.3 billion and an after-tax gain of $852 million in the second quarter of 2003.  See Note 1 for more information.

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company presented the assets and liabilities of its Pershing unit as of December 31, 2002 as “Assets held for sale” and “Liabilities held for sale” in the condensed consolidated statements of financial condition. The operating results of the Pershing unit, including the gain on the sale, for all periods presented are presented as “Discontinued operations” in the condensed consolidated statements of income.

The following table summarizes the results of operations of Pershing, excluding the gain on the sale, for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In millions)		(In millions)
Total net revenues	$60	$204	$256	$438
Total expenses	60	177	219	369
Income from discontinued operations before income taxes	$—	$27	$37	$69

The following table presents Pershing’s “Assets held for sale” and “Liabilities held for sale” as of December 31, 2002.

December 31, 2002
(In millions)
ASSETS HELD FOR SALE
Cash and cash equivalents	$1,218
Collateralized short-term financings:
Securities purchased under agreements to resell (includes $3,085 of securities segregated for regulatory purposes)	3,445
Securities borrowed	1,932
Receivables:
Customers	3,431
Brokers, dealers and other	1,070
Financial instruments owned	172
Other assets and deferred amounts	279
Total assets held for sale	$11,547
LIABILITIES HELD FOR SALE

Commercial paper and short-term borrowings	$251
Collateralized short-term financings:
Securities sold under agreements to repurchase	291
Securities loaned	351
Payables:
Customers	6,969
Brokers, dealers and other	1,100
Financial instruments sold not yet purchased	32
Other liabilities	1,473
Long-term borrowings	480
Total liabilities held for sale	$10,947

3. Merger-Related Costs

Merger-related costs represent retention awards related to the Acquisition, which are being expensed over the vesting period. The vesting period was generally three years. The remaining retention awards of $24 million as of June 30, 2003 are expected to be charged against earnings in the following periods:

Amounts to be Charged
(In millions)

2003 (remaining six months)	$12
2004	12
$24

4. Related Party Transactions

Credit Suisse Group (“CSG”), through CSFBI, owns all of the Company’s outstanding voting common stock. The Company is involved in significant financing and other transactions, and has significant related party balances, with Credit Suisse First Boston, a Swiss bank subsidiary of CSG and an indirect parent of the Company, and certain of its subsidiaries and affiliates. The Company generally enters into these transactions in the ordinary course of business and believes that these transactions are generally on market terms that could be obtained from unrelated third parties.

The following table sets forth related party assets and liabilities as of June 30, 2003 and December 31, 2002. The Company has presented the assets and liabilities of Pershing as of December 31, 2002 as “Assets held for sale” and “Liabilities held for sale” in the condensed consolidated statements of financial condition and has excluded from the table below transactions between Pershing and any CSG affiliate, including the Company, as of December 31, 2002.

	June 30, 2003	December 31, 2002
	(In millions)
Assets:
Securities purchased under agreements to resell	$6,891	$4,142
Securities borrowed	1,376	1,409
Receivables from customers	248	188
Receivables from brokers, dealers and other	2,071	408
Derivatives contracts	3,004	2,254
Taxes receivable (included in other assets and deferred amounts)	—	97
Loans receivable from parent and affiliates	18,150	16,412
Total assets	$31,740	$24,910

Liabilities:
Securities sold under agreements to repurchase	$16,044	$14,394
Securities loaned	14,924	11,503
Short-term borrowings	15,497	9,775
Payables to brokers, dealers and other	1,022	363
Derivatives contracts	1,492	1,212
Taxes payable (included in other liabilities)	307	—
Intercompany payables (included in other liabilities)	168	703
Total liabilities	$49,454	$37,950

The following table sets forth the assets and liabilities of Pershing that were receivable from or payable to the Company at December 31, 2002. The assets and liabilities of Pershing at December 31, 2002, including amounts receivable from or payable to the Company, are presented as “Assets held for sale” and “Liabilities held for sale” in the condensed consolidated statements of financial condition.

December 31, 2002
(In millions)

Assets held for sale:
Securities purchased under agreements to resell	$1,885
Securities borrowed	1,687
Receivables from brokers, dealers and other	1
Other assets and deferred amounts	18
Total assets	$3,591

Liabilities held for sale:
Securities sold under agreements to repurchase	$74
Securities loaned	251
Payables to brokers, dealers and other	1
Other liabilities	1,412
Long-term borrowings	480
Total liabilities	$2,218

In addition, Pershing had total liabilities of $34 million at December 31, 2002 with CSG, its subsidiaries and affiliates outside the Company, which are included in “Liabilities held for sale” in the condensed consolidated statements of financial condition.

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

The following table sets forth the Company’s related party revenues and expenses, excluding transactions with Pershing, for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In millions)		(In millions)

Principal transactions - net (derivatives contracts)	$(58)	$(172)	$91	$52
Commissions	(16)	(14)	(25)	(16)
Net interest expense	(42)	(46)	(61)	(169)
Total net revenues	$(116)	$(232)	$5	$(133)

Other operating expenses	$(34)	$(40)	$(74)	$(79)
Total expenses	$(34)	$(40)	$(74)	$(79)

The following table sets forth revenues and expenses of Pershing earned from or charged to the Company for the three and six months ended June 30, 2003 and 2002. The operating results of Pershing for these periods are presented as “Discontinued operations” in the condensed consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In millions)		(In millions)

Commissions	$—	$11	$2	$21
Net interest revenues (expense)	(1)	(4)	(1)	8
Total net revenues (expense)	$(1)	$7	$1	$29

There were no revenues or expenses of Pershing earned from or charged to CSG, its subsidiaries and affiliates outside the Company for the three and six months ended June 30, 2003 and 2002.

Pursuant to an agreement, the Company sold at cost, without recourse, to CSFBI, the right, title and interest in certain assets with an aggregate value of $326 million and $410 million at June 30, 2003 and 2002, respectively.

As of June 30, 2003, the management of certain private equity funds with approximately $4.1 billion of committed capital was transferred to the Company’s private equity business from the Company’s affiliate, Credit Suisse Asset Management, which will reimburse the private equity business for all costs and expenses incurred in connection with managing the funds.

The CSG stock plan (the “Plan”) provides for equity-based awards to the Company’s employees based on CSG shares. Pursuant to the Plan, employees of the Company may be granted, as compensation, stock or other equity-based awards. The provisions of the Plan include a provision to deliver CSG shares to the employees as compensation for services performed. CSFBI purchases the shares from CSG but does not require reimbursement from the Company.  Amounts are considered a capital contribution to the Company and credited to paid-in-capital. Amounts contributed by CSFBI relating to compensation for the six months ended June 30, 2003 and 2002 were $201 million and $489 million, net of taxes, respectively.

Certain of the Company’s directors, officers and employees and those of the Company’s affiliates and their subsidiaries maintain margin accounts with CSFB LLC and other affiliated broker-dealers in the ordinary course of business. In addition, certain of such directors, officers and employees had investments or commitments to invest in various private funds sponsored by the Company, pursuant to which the Company has made loans to such directors, officers and employees, to the extent permitted by law. CSFB LLC and other affiliated broker-dealers, from time to time and in the ordinary course of business, enter into, as principal, transactions involving the purchase or sale of securities from or to such directors, officers and employees and members of their immediate families.

5. Income Taxes

The Company is included in a consolidated federal income tax return and combined New York State and New York City income tax returns filed by CSFBI. CSFBI allocates federal, state and local income taxes to its subsidiaries on a separate return basis. Any resulting liability is paid currently to CSFBI. Any credits for losses are paid by CSFBI to the Company to the extent that such credits are for tax benefits that have been used in the consolidated federal or combined state and local income tax return. CSFBI allocated to the Company a current income tax benefit of $13 million and $16 million for the six months ended June 30, 2003 and 2002, respectively, related to continuing operations.

Provision (benefit) for income taxes from continuing operations included in the condensed consolidated statements of income includes the following:

	Six Months Ended June 30,
	2003	2002
	(In millions)
Current:
U.S. federal	$(17)	$(17)
Foreign	1	3
State and local	3	(2)
Total current	(13)	(16)

Deferred:
U.S. federal	74	287
Total deferred	74	287
Provision for income taxes from continuing operations	$61	$271

Excluded from the table above is a provision for income taxes for the six months ended June 30, 2003 and 2002 of $485 million and $24 million, respectively, related to discontinued operations.

The following table summarizes the difference between the federal statutory tax rate and the effective tax rate on income from continuing operations for the six months ended June 30, 2003 and 2002:

	Six Months Ended June 30,
	2003		2002
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax (Loss)
	(In millions)		(In millions)

Computed expected tax provision	$87	35.0%	$271	35.0%
Increase (decrease) due to:
Dividend exclusion	(15)	(5.9)	(12)	(1.5)
Entertainment expense	2	0.9	3	0.4
Tax exempt income	(6)	(2.7)	(1)	(0.1)
Other	(9)	(3.6)	11	1.4
State and local taxes, net of federal income tax effects	2	1.0	(1)	(0.1)
Provision for income taxes from continuing operations	$61	24.7%	$271	35.1%

Deferred tax assets and deferred tax liabilities are generated by the following temporary differences:

	June 30, 2003	December 31, 2002
	(In millions)
Deferred tax assets:
Inventory	$238	$168
Investments	256	259
Other liabilities and accrued expenses, primarily compensation and benefits	1,331	1,573
Office facilities	17	21
State and local taxes	43	46
Total deferred tax assets	$1,885	$2,067
Deferred tax liabilities:
Inventory	$(52)	$(60)
Investments	(186)	(191)
Office facilities	(44)	(44)
Other	(29)	(41)
Total deferred tax liabilities	(311)	(336)
Deferred tax assets net of deferred tax liabilities	1,574	1,731
Valuation allowance for state and local taxes	(43)	(46)
Net deferred tax asset	$1,531	$1,685

Management has determined that the realization of the recognized gross deferred tax asset of $1.9 billion and $2.1 billion at June 30, 2003 and December 31, 2002, respectively, is more likely than not, based on anticipated future taxable income. In addition, for federal income tax purposes, the Company has planning strategies available that may enhance its ability to use these tax benefits. However, if estimates of future taxable income are reduced, the amount of the deferred tax asset considered realizable could also be reduced. Further, due to uncertainty concerning the Company’s ability to generate the necessary amount and mix of state and local taxable income in future periods, the Company continues to maintain a full valuation allowance against its deferred state and local tax assets, which were $43 million and $46 million at June 30, 2003 and December 31, 2002, respectively.

6. Transfers and Servicing of Financial Assets

As of June 30, 2003 and December 31, 2002, the fair market value of assets that the Company pledged to counterparties was $151.9 billion and $147.0 billion, respectively, of which $50.3 billion and $49.7 billion, respectively, are included in financial instruments owned in the condensed consolidated statements of financial condition.

The carrying value and classification of the financial instruments owned by the Company that have been pledged are as follows:

	June 30, 2003	December 31, 2002
	(In millions)
Financial instruments owned:
U.S. government and agencies	$24,389	$25,969
Corporate debt	9,362	8,865
Mortgage whole loans	8,054	8,556
Equities	8,469	6,305
Total securities pledged as collateral	$50,274	$49,695

The Company has also received similar assets as collateral where it has the right to re-pledge or sell the assets.  The Company routinely re-pledges or lends these assets to third parties.  As of June 30, 2003 and December 31, 2002, the fair market value of the assets pledged to the Company was $150.7 billion and $140.3 billion, respectively.

Securitization Activities

The Company originates and purchases commercial mortgages and purchases residential mortgages for the purpose of securitization. The Company transfers these mortgage loans to QSPEs. The QSPE issues securities that pay amounts based upon the return on the assets transferred to the QSPE. CSFB LLC is an underwriter of, and makes a market in, these securities. Investors typically have recourse to the assets in the QSPE. The investors and the QSPEs have no recourse to the Company.

The Company purchases loans and other debt obligations from clients for the purpose of securitization. The loans and other debt obligations are transferred by the Company directly, or indirectly through affiliates, to QSPEs or other VIEs that issue collateralized debt obligations (“CDOs”).  CSFB LLC structures, underwrites and makes a market in these CDOs.  Pursuant to FIN 46, the Company is now consolidating VIEs formed after January 31, 2003 in which it will absorb a majority of expected losses, receive a majority of the expected residual returns, or both, and, in the third quarter of 2003, will consolidate all such VIEs formed before February 1, 2003.  Under FIN 46, the Company will not be required to consolidate other VIEs in which the Company has significant investments, including equity (less than a majority) and debt but will absorb less than the majority of expected losses or receive less than the majority of the expected residual returns, or both. The Company may retain interests in these CDO VIEs in connection with its underwriting and market-making activities.

The Company’s exposure in its securitization activities is limited to its retained interests. Retained interests in securitized financial assets are included at fair value in financial instruments owned in the condensed consolidated statements of financial condition. Any changes to the fair value of these retained interests are recognized in the condensed consolidated statements of income. The fair values of retained interests are determined using present value of estimated future cash flows valuation techniques that incorporate assumptions that market participants customarily use in their estimates of values.

The following table presents the proceeds and gain or loss related to the securitization of commercial mortgage loans, residential mortgage loans and other debt obligations for the six months ended June 30, 2003 and 2002:

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	Commercial mortgage loans	Residential mortgage loans	Collateralized debt obligations	Commercial mortgage loans	Residential mortgage loans	Collateralized debt obligations
	(In millions)
Proceeds from new securitizations	$3,740	$14,986	$2,618	$1,437	$14,123	$5,650
Gain (loss) on securitizations(1)	$157	$(58)	$24	$26	$(30)	$51

(1)                                  Includes the effects of hedging, underwriting and retained interest gains and losses and excludes all gains or losses, including net interest revenues, on assets prior to securitization.  The net revenues earned while holding the residential mortgage loans prior to securitization significantly exceeded the amount of the losses from securitization.

The following table sets forth the fair value of retained interests from securitizations not consolidated as of June 30, 2003, key economic assumptions used to determine the fair value, and the sensitivity of the current fair value to immediate adverse changes in those assumptions:

	June 30, 2003
	Commercial mortgage loans		Residential mortgage loans		Collateralized debt obligations
	(Dollars in millions)
Carrying amount/fair value of retained interests	$183		$365		$267
Weighted-average life (in years)	3.0		3.8		3.9
Prepayment speed assumptions (“PSA”) (in rate per annum)(1)	N/A	(2)	300 PSA		N/A	(3)
Impact on fair value of 10% adverse change	N/A	(2)	$2		N/A	(3)
Impact on fair value of 20% adverse change	N/A	(2)	$4		N/A	(3)
Cash flow discount rate (in rate per annum)(4)	7.8%		36.4%		2.9%
Impact on fair value of 10% adverse change	$3		$7		$4
Impact on fair value of 20% adverse change	$6		$13		$8
Expected credit losses (in rate per annum)(5)	N/A	(5)	N/A	(5)	N/A	(5)
Impact on fair value of 10% adverse change(6)	$—		$1		$1
Impact on fair value of 20% adverse change(6)	$1		$1		$1

Key economic assumptions used in measuring the fair value of the retained interests at the date of securitization resulting from securitizations completed during the six months ended June 30, 2003 were as follows:

	Commercial mortgage loans		Residential mortgage Loans		Collateralized debt obligations

Weighted-average life (in years)	3.2		4.6		6.7
PSA (in rate per annum)(1)	N/A	(2)	200 PSA to 325 PSA		N/A	(3)
Cash flow discount rate (in rate per annum)(4)	7.8% to 12.8%		4.3% to 37.5%		2.9% to 6.9%
Expected credit losses (in rate per annum)(5)	N/A	(5)	N/A	(5)	N/A	(5)

(1)                                  PSA is an industry standard prepayment speed metric used for projecting prepayments over the life of a residential mortgage loan. PSA utilizes the Constant Prepayment Rate (“CPR”) assumptions. A 100% prepayment assumption assumes a prepayment rate of 0.2% per annum of the outstanding principal balance of mortgage loans in the first month. This increases by 0.2% thereafter during the term of the mortgage loan, leveling off to a constant prepayment rate of 6.0% per annum beginning in the thirtieth month and each month thereafter during the term of the mortgage loan. 100 PSA equals 6 CPR.

(2)                                  To deter prepayment, commercial mortgage loans typically have prepayment protection in the form of prepayment lockouts and yield maintenances.

(3)                                  CDO deals are generally structured to be protected from prepayment risk.

(4)                                  The rate is based on the weighted average yield on the retained interest of the portfolio.

(5)                                  Expected credit losses are not expected to be significant because substantially all beneficial interests retained represent investment-grade interests.

(6)                                  The impact of adverse changes in credit spreads was calculated based on the non-investment grade retained interests because the expected credit losses on investment-grade retained interests were not considered material.

These sensitivities are hypothetical and do not reflect the benefits of hedging activities and therefore should be used with caution. Changes in fair value based on a 10% or 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption.  In practice, changes in one assumption may result in changes in other assumptions (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which may magnify or counteract the sensitivities.

Variable Interest Entities

Pursuant to FIN 46, the Company is now consolidating VIEs formed after January 31, 2003 for which it is the primary beneficiary, defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both.  In the third quarter of 2003, the Company will consolidate all VIEs in which the Company is the primary beneficiary and will disclose those unconsolidated VIEs in which the Company has significant interests.  The following disclosure is a result of the Company’s analysis to date. As implementation efforts proceed, the actual impact may differ as a result of the identification of additional entities as VIEs.

The Company has variable interests in several CDO VIEs formed before February 1, 2003.  As described under “—Securitization Activities,” in the normal course of its business, the Company purchases loans and other debt obligations from and on behalf of clients for the purpose of securitization.  These assets are sold to and warehoused by affiliates and, at the end of a warehousing period, the assets are sold to QSPEs or VIEs for securitization.  The CDO entities may have static or unmanaged (“closed”) portfolios or actively managed (“open”) portfolios.

CSFB LLC acts as structurer, underwriter and market maker of these CDOs.  In connection with its underwriting and market-making activities, the Company retains interests in several CDOs.  The closed CDO transactions are structured to use QSPEs, which are not currently consolidated, and will not be consolidated, into the Company’s financial statements.  The Company’s maximum exposure to loss at June 30, 2003 was $65 million, which is the amount of the Company’s retained interests in closed CDOs, carried at fair value in financial instruments owned in the condensed consolidated statements of financial condition.

Open CDO entities are managed by collateral managers and do not qualify for QSPE status.  The Company may retain interests in these open CDO VIEs that range from small minority to majority debt and equity interests.  The Company will consolidate, in the third quarter of 2003, those CDO VIEs formed prior to February 1, 2003 in which the Company is the primary beneficiary. The estimated impact of consolidation of these CDO VIEs at June 30, 2003 is an increase in Other assets of $1.3 billion and an increase in Other liabilities of $1.3 billion.  The Company’s maximum exposure to loss at June 30, 2003 was the difference of $42 million, which is the amount of the Company’s retained interests, carried at fair value in financial instruments owned in the condensed consolidated statements of financial condition.

Since January 31, 2003, the Company has formed certain open CDOs in which it is the primary beneficiary and which it has consolidated.  The impact of the consolidation of these CDO VIEs is an increase in Other assets of $406 million and an increase in Other liabilities of $312 million as of June 30, 2003.  The difference of $94 million, which is the amount of the Company’s retained interests, was eliminated in consolidation.  The creditors of the VIEs do not have recourse to the Company in the event of default.

The Company also retains significant debt and equity interests in open CDO VIEs that will not be consolidated because the Company is not the primary beneficiary.  The total assets in these CDO VIEs as of June 30, 2003 were $2.1 billion.  The Company’s maximum exposure to loss at June 30, 2003 is $13 million, which is the amount of the Company’s retained interests, carried at fair value in financial instruments owned in the condensed consolidated statements of financial condition.

In addition, the Company retains small, minority debt and equity interests in open CDO VIEs.  These VIEs are also not expected to be consolidated because the Company is not the primary beneficiary.  The Company’s maximum exposure to loss in those VIEs at June 30, 2003 is $147 million, which is the amount of the retained interests carried at fair value in financial instruments owned in the condensed consolidated statements of financial condition.

7. Borrowings

Short-term borrowings are generally demand obligations with interest approximating the federal funds rate, LIBOR or other money market indices. Such borrowings are generally used to facilitate the securities settlement process, to finance securities inventories and to finance securities purchased by customers on margin. At June 30, 2003 and December 31, 2002, there were no short-term borrowings secured by Company-owned securities.

The Company had letters of credit of $433 million and $543 million at June 30, 2003 and December 31, 2002, respectively, that the Company obtained to satisfy counterparty collateral requirements.

The Company has two commercial paper programs exempt from registration under the Securities Act of 1933 that allow the Company to issue up to $7.0 billion in commercial paper.  At June 30, 2003 and December 31, 2002, $980 million and $2.1 billion, respectively, of commercial paper was outstanding under these programs.

In April 2002, the Company filed with the SEC a shelf registration statement that allows the Company to issue from time to time up to $10.0 billion of senior and subordinated debt securities, and warrants to purchase such securities. Under that shelf registration statement, the Company had, at August 8, 2003, approximately $5.8 billion available for issuance.

The following table sets forth the Company’s long-term borrowings:

	June 30, 2003	December 31, 2002
	(In millions)

Senior notes 4.63%-8.00%, due various dates through 2032	$15,170	$14,735
Medium-term notes 1.06%-7.53%, due various dates through 2032	8,834	8,185
Structured borrowings, 7.06%-7.34%, due various dates through 2014	136	174
Total long-term borrowings	$24,140	$23,094
Current maturities of long-term borrowings	$2,651	$3,589

For the six months ended June 30, 2003 and 2002, interest paid on all borrowings and financing arrangements was $2.4 billion and $2.2 billion, respectively.  At June 30, 2003 and December 31, 2002 long-term borrowings included unrealized appreciation of approximately $1.5 billion and $1.2 billion, respectively, associated with fair value hedges under SFAS 133. At June 30, 2003 and December 31, 2002, the Company had entered into interest rate and currency swaps on $14.4 billion and $15.0 billion, respectively, of the Company’s long-term borrowings for hedging purposes. Substantially all of these swaps qualified as fair value hedges under SFAS 133. See Note 11 for more information.

The Company maintains a committed revolving credit facility with various banks that, if drawn upon, would bear interest at short-term rates related to either the federal funds rate or LIBOR. In May 2003, the Company replaced its $3.0 billion revolving credit facility with a 364-day $1.0 billion revolving facility available to the Company as borrower. Proceeds from borrowings under this facility can be used for general corporate purposes, and this facility is guaranteed by CSG. The facility contains customary covenants that the Company believes will not impair its ability to obtain funding. As of June 30, 2003, no borrowings were outstanding under this facility.

2003 Financings:

During the six months ended June 30, 2003, the Company issued $1.2 billion in medium-term notes under its shelf registration statement and $1.5 billion in medium-term notes under a $5 billion Euromarket program established in July 2001.

During the six months ended June 30, 2003, the Company repaid approximately $2.1 billion of medium-term notes.

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

The Company’s subsidiaries, generally acting as managing general partner, manage many private equity partnerships (the “Funds”). When the investment performance on CSFB-managed funds exceeds specific thresholds, the Company and certain other general partners (the “GPs”) may be entitled to receive a carried interest distribution. Carried interest distributions are based on the cumulative investment performance of each Fund at the time the distribution is made. As a result, the Company, in its capacity as a GP (or general partner or managing member of a GP), may be obligated to return to investors in the Funds all or a portion of the carried interest distributions received by the GPs if the GPs have received excess carried interest payments over the life of the Funds under the governing documents of the Funds. The amount of such contingent obligation is based upon the performance of the Funds but cannot exceed the amount received by the GPs. At June 30, 2003 and December 31, 2002, the maximum amount of such contingent obligations was $216 million and $155 million, respectively, assuming the Funds’ remaining investments were worthless. Assuming the Funds’ remaining investments were sold at their current carrying values at June 30, 2003 and December 31, 2002, the contingent obligations would have been $14 million and $31 million, respectively. The Company recorded liabilities of $12 million and $13 million at June 30, 2003 and December 31, 2002, respectively, related to these obligations.

In addition, pursuant to certain contractual arrangements, the Company is obligated to make cash payments to certain investors in certain Funds if specified performance thresholds are not met by such Funds. At June 30, 2003 and December 31, 2002, the maximum amount of such contingent obligations was $40 million and $37 million, respectively, assuming the Funds’ remaining investments were worthless. Assuming the Funds’ remaining investments were sold at their current carrying values at both June 30, 2003 and December 31, 2002, the contingent obligations would have been $1 million.

At both June 30, 2003 and December 31, 2002, the Company had investments in private equity and other long-term investments of $1.0 billion and had commitments to invest up to an additional $1.6 billion and $1.7 billion at June 30, 2003 and December 31, 2002, respectively.  Changes in net unrealized appreciation/depreciation arising from changes in fair value and the gain or loss realized upon sale are reflected in principal transactions-net in the condensed consolidated statements of income.

9. Net Capital

The Company’s principal wholly owned subsidiary, CSFB LLC, is a registered broker-dealer, registered futures commission merchant and member firm of the New York Stock Exchange Inc. (“NYSE”). As such, it is subject to the NYSE’s net capital rule, which conforms to the uniform net capital rule pursuant to Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the alternative method permitted by this rule, the required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds, whichever is greater. If a member firm’s net capital is less than four percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm’s net capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. At June 30, 2003, CSFB LLC’s net capital of approximately $1.8 billion was 17% of aggregate debit balances and in excess of the minimum requirement by approximately $1.6 billion. The Company’s over-the-counter (“OTC”) derivatives dealer subsidiary, Credit Suisse First Boston Capital LLC, is also subject to the uniform net capital rule, but calculates its net capital requirements under Appendix F of Rule 15c3-1.

Certain other subsidiaries are subject to capital adequacy requirements. At June 30, 2003, the Company and its subsidiaries complied with all applicable regulatory capital adequacy requirements.

10. Cash and Securities Segregated Under Federal and Other Regulations

In compliance with the Commodity Exchange Act, CSFB LLC segregates funds deposited by customers and funds accruing to customers as a result of trades or contracts. As of June 30, 2003 and December 31, 2002, cash and securities aggregating $2.6 billion and $1.8 billion, respectively, were segregated or secured by CSFB LLC in separate accounts exclusively for the benefit of customers.

In accordance with the SEC’s no-action letter dated November 3, 1998, CSFB LLC computed a reserve requirement for the proprietary accounts of introducing broker-dealers. As of June 30, 2003 and December 31, 2002, CSFB LLC segregated securities aggregating $184 million and $41 million, respectively, on behalf of introducing broker-dealers.  As of December 31, 2002, Pershing LLC, which was sold in connection with the Pershing sale, segregated $283 million on behalf of introducing broker-dealers.

In addition, CSFB LLC segregated U.S. Treasury securities with a market value of $5.5 billion and $2.3 billion as of June 30, 2003 and December 31, 2002, respectively, in a special reserve bank account exclusively for the benefit of customers as required by Rule 15c3-3 of the Exchange Act.  Pershing LLC segregated $2.8 billion in a special reserve account exclusively for the benefit of customers as of December 31, 2002.

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

The gains and losses related to the ineffective component of the fair value hedges were not material for the six months ended June 30, 2003 and 2002.

Other derivatives used for hedging purposes that do not qualify as hedges under SFAS 133 are carried at fair value with changes in value included in principal transactions-net in the condensed consolidated statements of income. For the six months ended June 30, 2003 and 2002, the Company recognized a gain of $3 million and a loss of $6 million, respectively, for these derivatives.

Trading Derivatives

The Company enters into various transactions using derivatives for trading purposes, hedging or to provide products to its clients. These derivatives include options, forwards and swaps.

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

Because forward contracts are subject to the financial reliability of the counterparty, the Company is exposed to credit risk. To mitigate this credit risk, the Company limits transactions with specific counterparties, reviews credit limits and adheres to internally established credit extension policies. For futures contracts and options on futures contracts, the change in the market value is settled with a clearing broker in cash each day. As a result, the credit risk with the clearing broker is limited to the net positive change in the market value for a single day.

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

Quantitative Disclosures for All Derivatives

The fair values of all derivatives contracts outstanding at June 30, 2003 and December 31, 2002 were as follows:

	June 30, 2003		December 31, 2002
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Options	$2,376	$2,404	$830	$1,110
Forward contracts	916	964	719	655
Swaps	3,179	1,383	2,407	1,084
Total	$6,471	$4,751	$3,956	$2,849

These assets and liabilities are included as derivatives contracts in financial instruments owned/sold not yet purchased, respectively, in the condensed consolidated statements of financial condition.

12. Commitments

The following table sets forth certain of the Company’s long-term commitments, including the current portion, at June 30, 2003:

	Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total commitments
	(In millions)

Standby repurchase agreements(1)	$—	$75	$—	$—	$75
Operating leases(2)	200	351	333	1,607	2,491
Private equity(3)	101	204	438	849	1,592
Total commitments	$301	$630	$771	$2,456	$4,158

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

In addition, at June 30, 2003 the Company had certain commitments that expire within one year, including commitments to enter into resale agreements of $10.5 billion.

The Company has contractual obligations related to certain information technology and mainframe systems. At June 30, 2003, these obligations were not significant. The Company had no capital lease obligations as of June 30, 2003. For certain of the Company’s additional commitments, see Notes 7, 8 and 13.

13. Guarantees

In the ordinary course of business the Company enters into guarantee contracts. On December 31, 2002, the Company adopted the disclosure requirements for guarantees in accordance with FIN 45. On January 1, 2003, the Company adopted the recognition requirements of FIN 45 whereby the Company recognizes a liability at the inception of certain guarantees for obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that certain events or conditions occur. With certain exceptions, these recognition requirements pertain to any new guarantees entered into, or current guarantees that are modified, after December 31, 2002.

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

The following table sets forth the maximum contingent liability associated with the Company’s guarantees at June 30, 2003 by maturity:

	Guarantee of Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total guarantees
	(In millions)

Performance guarantees	$—	$—	$—	$131	$131
Market value guarantees	12,011	2,741	1,072	990	16,814
Related party guarantees	33	—	—	1,500	1,533
Total guarantees	$12,044	$2,741	$1,072	$2,621	$18,478

The Company has certain guarantees for which its maximum contingent liability cannot be quantified. These guarantees are not reflected in the table above and are discussed below.

Performance Guarantees

In the ordinary course of business, the Company enters into contracts that would require the Company, as the guarantor, to make payments to the guaranteed party based on a third party’s failure to perform under an agreement. At June 30, 2003, the Company had a maximum contingent liability of $131 million under performance guarantees.

As part of the Company’s residential mortgage securitization activities, the Company at times guarantees the collection by the servicer of prepayment penalties.  The Company is not able to estimate the maximum exposure of these guarantees.  However, the amount is not expected to be material.

Market Value Guarantees

In the ordinary course of business, the Company enters into OTC contracts that contingently require it, as the guarantor, to make payments based on changes in an underlying security. Included in this category are certain written OTC put option contracts, pursuant to which the counterparty can potentially force the Company to acquire the underlying financial instrument or require the Company to make a cash payment in an amount equal to the decline in value of the financial instrument underlying the OTC put option. Also included in this category are credit derivatives that may subject the Company to credit spread or issuer default risk because the change in credit spreads or the credit quality of the underlying financial instrument may obligate the Company to make a payment.  The Company seeks to manage these OTC derivatives exposures by engaging in various hedging strategies to reduce its exposure such as purchasing an option to sell the related security or entering into other offsetting derivatives contracts.

FIN 45 does not require disclosures about derivatives if they can be cash settled and the Company has no basis to conclude that it is probable that the counterparties held the underlying instruments related to the derivative at the inception of the contract.  Derivatives meeting this criteria are not disclosed in the table above.

At June 30, 2003, the Company recorded $534 million in market value guarantees. These guarantees are reflected as derivatives contracts in the condensed consolidated statements of financial condition. The maximum gross contingent liability, excluding any potential offset from hedging activities of these contracts, is $16.8 billion, of which $5.7 billion is with CSG affiliates, and represents the obligation of the Company in the event that all the underlying securities are worthless, the likelihood of which the Company believes is remote.

Related Party Guarantees

For purposes of FIN 45, related party guarantees refer to any guarantees issued by the Company for obligations of any company (“affiliates”) controlled by CSG, the Company’s ultimate parent, unless it is one of the Company’s consolidated subsidiaries. Guarantees issued by the Company for the obligations of its consolidated subsidiaries are excluded because they do not create any incremental liability.

The Company issues guarantees to customers with respect to certain obligations of its affiliates in the ordinary course of business, including, but not limited to, certain derivatives transactions. Failure to perform by an affiliate would require the Company to perform under the guarantee. The maximum contingent liability of future payments of guarantees issued to counterparties of affiliates as of June 30, 2003 was $1.5 billion. While the maximum contingent liability may be indicative of the extent to which such guarantees are used, the Company believes that the likelihood of nonperformance by these affiliates is remote. Excluded from the maximum contingent liability above are certain guarantees for which an estimate cannot be made because the exposure is unlimited and therefore impossible to estimate.

Indemnifications

Indemnifications issued in connection with asset sales

In connection with sales of certain assets or businesses, the Company has provided purchasers customary indemnification provisions based on changes in an underlying asset or liability of the assets sold. These indemnification provisions are negotiated with the purchaser of the assets or businesses and vary in their scope and duration. These indemnification provisions generally shift the risk of certain unquantifiable and unknowable loss contingencies (e.g., relating to litigation, tax and intellectual property matters) from the purchaser to the seller, as known or quantifiable loss contingencies generally are reflected in the value of the assets or businesses being sold. The Company has determined that it is not possible to make an estimate of the maximum amount that the Company could be obligated to pay under these indemnification provisions. To date, the Company’s actual payments arising from these indemnification provisions have been in connection with litigation matters and have not been material.

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

Other Guarantees

The Company is a member of numerous securities exchanges and clearinghouses, and may, as a result of its membership arrangements, be required to perform if another member defaults.  The Company has determined that it is not possible to estimate the maximum amount of these obligations and believes that any potential requirement to make payments under these arrangements is remote.

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

•                  the Equity division engages in sales and trading in equity and equity-related products, including listed and OTC derivatives and risk management products, securities lending and borrowing and prime brokerage; and

•                  the Fixed Income division is active in underwriting, trading, prime brokerage and distributing fixed-income financial instruments and offers derivatives and risk management products.

The Financial Services segment provides investment advisory services to high-net-worth individuals and the financial intermediaries that represent them. The range of services includes single-stock brokerage, hedging and sales of restricted securities and investment management products, such as third-party managed accounts and alternative investments. The presentation of Pershing results, including the gain on the sale in the second quarter of 2003, as “Discontinued operations” for all periods presented resulted in a material decrease in the Financial Services segment’s revenues as the Pershing business contributed materially to the net revenues of the Financial Services segment.

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

The Company has not allocated merger-related and certain other costs and charges to its segments because none of these costs represents normal operating costs. Instead, these costs are in the Elimination & Other category in the table below. The Company’s results from the legacy private equity and distressed businesses are also included in the Elimination & Other category in the table below.  All other accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The following table sets forth the net revenues excluding net interest, net interest revenue (expense), total net revenues, total expenses and income (loss) from continuing operations before provision (benefit) for income taxes and discontinued operations of the Company’s segments and reconciles the Company’s segment totals to the Company’s condensed consolidated results.

	Institutional Securities			Institutional Securities	Financial Services	Total for Reported Segments	Elimination & Other (2)	Total
	Investment Banking	Equity	Fixed Income

	(In millions)
Three Months Ended June 30, 2003:
Net revenues excluding net interest	$404	$315	$83	$802	$54	$856	$15	$871
Net interest revenue (expense)	8	50	517	575	3	578	(4)	574
Total net revenues	412	365	600	1,377	57	1,434	11	1,445
Total expenses	310	300	420	1,030	64	1,094	192	1,286
Income (loss)(1)	$102	$65	$180	$347	$(7)	$340	$(181)	$159

Three Months Ended June 30, 2002:
Net revenues excluding net interest	$500	$395	$94	$989	$82	$1,071	$30	$1,101
Net interest revenue (expense)	8	24	461	493	4	497	(8)	489
Total net revenues	508	419	555	1,482	86	1,568	22	1,590
Total expenses	441	309	458	1,208	92	1,300	41	1,341
Income (loss)(1)	$67	$110	$97	$274	$(6)	$268	$(19)	$249

Six Months Ended June 30, 2003:
Net revenues excluding net interest	$680	$574	$211	$1,465	$108	$1,573	$5	$1,578
Net interest revenue (expense)	11	63	1,003	1,077	4	1,081	(14)	1,067
Total net revenues	691	637	1,214	2,542	112	2,654	(9)	2,645
Total expenses	619	593	807	2,019	128	2,147	249	2,396
Income (loss)(1)	$72	$44	$407	$523	$(16)	$507	$(258)	$249
Segment assets at June 30, 2003	$1,669	$64,790	$177,060	$243,519	$45	$243,564	$473	$244,037

Six Months Ended June 30, 2002:
Net revenues excluding net interest	$947	$800	$347	$2,094	$165	$2,259	$430	$2,689
Net interest revenue (expense)	13	28	843	884	8	892	(23)	869
Total net revenues	960	828	1,190	2,978	173	3,151	407	3,558
Total expenses	857	626	909	2,392	190	2,582	202	2,784
Income (loss)(1)	$103	$202	$281	$586	$(17)	$569	$205	$774
Segment assets at December 31, 2002	$1,487	$52,900	$169,748	$224,135	$92	$224,227	$11,870	$236,097

(1)                                  Income (loss) from continuing operations before provision (benefit) for income taxes and discontinued operations (including gain on the sale of Pershing).

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

•                  Certain expenses related to deferred compensation and return-on-equity (“ROE”) units, the value of which is tied to the return on equity of CSFB over a three-year period; and

•                  The results from legacy private equity and distressed businesses.

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

16. Subsequent Events

On August 5, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” on a prospective basis.  Under the prospective method, compensation expense is recognized for all stock options and restricted stock granted, modified or settled for services provided after January 1, 2003.  Past option awards related to periods prior to the adoption of SFAS 123, if not subsequently modified, will continue to be accounted for under the recognition and measurement provisions of Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Therefore, no compensation expense has been or will be recognized for those option awards, which had no intrinsic value on the date of grant.

The Company will introduce three-year vesting for all stock option awards granted in future compensation cycles.  For restricted stock awards, the Company will also introduce three-year vesting in line with investment banking industry practice.  All option and restricted stock awards will be subject to forfeiture penalties.

The financial statement impact of the adoption of SFAS 123 and the change in vesting of the option awards will be to expense issued option awards at fair value as they vest over the three-year period, with the vesting to begin in 2004.  With respect to previous restricted stock awards, including such awards granted in January 2003 for services provided in the prior year, the awards were expensed in full during the year the services were provided by employees because the restricted stock was fully vested.  Future restricted stock awards, beginning with grants expected in January 2004, will be expensed over a three-year period beginning in 2004 because of the new three-year vesting arrangements.  As a result of this change in vesting, the Company’s accrued compensation expense for anticipated restricted stock awards for the first half of 2003 will be adjusted in the third quarter of 2003 to reduce the compensation accrual by $85 million.  If the Company had not changed the vesting, compensation expense relating to restricted stock awards in the second half of 2003 would have been dependent on a variety of factors, including performance.

On August 6, 2003, CSG launched an option reduction program, which entitles employees to exchange certain of their existing options with a strike price of CHF 60 or higher for new options or restricted stock of CSG and to exchange certain of their existing options with a strike price between CHF 30 and CHF 60 for restricted stock of CSG.  The exchange will take place on a value-for-value basis, which means that the aggregate value of new options and restricted stock granted to each participant is expected to be equal to the aggregate value of the participant’s options cancelled in connection with the offer.

Independent Accountants’ Review Report

The Board of Directors and Stockholder

Credit Suisse First Boston (USA), Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of Credit Suisse First Boston (USA), Inc. and subsidiaries (formerly known as Donaldson, Lufkin & Jenrette, Inc. and subsidiaries) as of June 30, 2003, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2003 and 2002, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2003 and 2002.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of Credit Suisse First Boston (USA), Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2003, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ KPMG LLP
New York, New York
July 24, 2003

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

BUSINESS ENVIRONMENT

Our principal business activities, investment banking and private equity, securities underwriting and sales and trading, are, by their nature, highly competitive and subject to general market conditions that include volatile trading markets and fluctuations in the volume of market activity. Consequently, our results have been, and are likely to continue to be, subject to wide fluctuations reflecting the impact of many factors beyond our control, including securities market conditions, the level and volatility of interest rates, competitive conditions, the size and timing of transactions and the geopolitical environment.

The U.S. economy showed mixed signs of recovery in the second quarter of 2003, with modest growth but continued low levels of corporate spending and high levels of unemployment.  Expectations of future economic growth as a result of low interest rates, tax cuts, a weakened U.S. dollar and easing of geopolitical tensions helped spark a rally in the U.S. equity markets. For the six months ended June 30, 2003, the Dow Jones Industrial Average was up 8%, the Standard & Poor’s 500 stock index increased 11%, and the NASDAQ composite index rose 22%.

In an effort to increase the pace of sustainable economic growth, the Federal Reserve Board lowered its target for the federal funds rate from 1.25% to 1.00% in June and indicated that there may be a future rate cut if the economy failed to show signs of sustainable growth.

The dollar value of U.S. equity and equity-related underwriting for the six months ended June 30, 2003 declined 17% compared with the first six months of 2002.  There were 10 initial public offerings in the United States during the first six months of 2003 compared with 50 in the first six months of 2002.  Fixed income markets benefited from a favorable environment of declining interest rates, a steep yield curve and tightening spreads.  The dollar value of U.S. debt underwriting climbed 14% compared with the first six months of 2002 as homeowners and companies continued to refinance existing debt. Although the dollar value of mergers and acquisitions in the United States was down 17% compared with the first six months of 2002, improved investor confidence and hopes of an economic recovery spurred both friendly and hostile mergers in June and July as companies sought to acquire targets at existing stock prices.

RECENT DEVELOPMENTS

On May 1, 2003, we sold our Pershing unit, which was part of the Financial Services segment, to The Bank of New York Company, Inc., or BONY, for $2 billion in cash, the repayment of a $480 million subordinated loan and an additional contingent payment of up to $50 million based on future performance.  In connection with the closing, we entered into an amendment to the sale agreement that required us to deliver the Pershing unit with a total equity value of $645 million, an increase of $45 million.  We reported a pre-tax gain from the sale of the Pershing unit of approximately $1.3 billion and an after-tax gain of $852 million in the second quarter of 2003. We presented the assets and liabilities of our Pershing unit as “Assets held for sale” and “Liabilities held for sale” as of December 31, 2002 in the condensed consolidated statements of financial condition. The operating results of the Pershing unit, including the gain on the sale, have been presented as “Discontinued operations” for all periods presented in the condensed consolidated statements of income.

On March 20, 2003, our immediate parent company, Credit Suisse First Boston, Inc., or CSFBI, transferred Credit Suisse First Boston Management Corporation to us as a capital contribution, and subsequently, the Company was converted to the Delaware limited liability company Credit Suisse First Boston Management LLC, or Management LLC. Management LLC engages in derivatives transactions and holds a portfolio of private equity, distressed assets and real estate investments. The derivatives transactions entered into by Management LLC have historically been designed to hedge certain trading and other positions held by Credit Suisse First Boston LLC, or CSFB LLC. Prior to the transfer of Management LLC to us, our results of operations reflected only these trading and other positions held by CSFB LLC without the offsetting effect of the related hedges maintained by Management LLC. We believe the transfer of Management LLC to us should reduce our earnings volatility because our ongoing results of operations will reflect both the gains and losses from trading and the offsetting effect of the related hedges. The transfer also represents a further integration of the Credit Suisse First Boston business unit’s U.S. operations into the Company.

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

In June 2003, we completed our acquisition of Volaris Advisors, or Volaris, a New York-based equity-options strategies firm providing yield-enhancement and volatility management services.  The acquisition of Volaris is expected to enhance the services of the private client services business.

On August 1, 2003, Jeffrey Peek resigned as Vice Chairman of CSFB, Managing Director and Head of CSFB’s Financial Services business and from the Board of Directors of the Company.

CRITICAL ACCOUNTING POLICIES

In order to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, we must make estimates and assumptions based on judgment and available information. The reported amounts of assets and liabilities and revenues and expenses are affected by these estimates and assumptions.  Actual results could differ from these estimates and the differences could be material.

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

Fair Value

As is the normal practice in our industry, the values we report in the condensed consolidated financial statements with respect to “Financial instruments owned” and “Financial instruments sold not yet purchased” are in most cases based on fair value, with related unrealized and realized gains or losses included in the condensed consolidated statements of income. Commercial mortgage whole loans and certain residential mortgage whole loans held for sale are carried at the lower of aggregate cost or fair value.

Fair value may be objective, as is the case for exchange-traded instruments, for which quoted prices in price-efficient and liquid markets generally exist, or as is the case where a financial instrument’s fair value is derived from actively quoted prices or pricing parameters. Fair value may also be subjective and dependent on varying degrees of judgment depending on liquidity, concentration, uncertainty of market factors and pricing assumptions and other risks affecting the specific instrument; as such, valuation adjustments are made in such circumstances to reflect these investments at management’s best estimate of fair value.  In addition, there are circumstances in which financial instruments that are ordinarily valued on quoted prices may be distorted in times of market dislocation.

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

Valuation

The fair value of the vast majority of our financial instruments owned and financial instruments sold, not yet purchased is based on quoted market prices or observable market parameters or is derived from such prices or parameters. The fair value of our cash positions in U.S. government and agency securities and corporate debt, equity and commercial paper is based principally on observable market prices (i.e., dealer quotes or exchange-traded prices) or derived from observable market prices. For those cash positions in corporate debt and equity that are thinly traded or not quoted, more judgment is required in the determination of fair value. Examples of cash products with no quoted prices or that are thinly traded are certain high-yield debt, certain collateralized mortgage obligations, distressed debt securities and equity securities that are not publicly traded. Generally, the techniques used to determine fair value for these positions are based on the type of product. For certain debt securities for which market prices are not available, value is based on yields reflecting the perceived risk of the issuer or country rating and the maturity of the security, which may involve some judgment. For other thinly traded securities, including convertible securities and asset-backed securities, internal and external models are used that take into consideration the input parameters such as underlying stock price, dividend rates, credit spreads, foreign exchange rates, prepayment rates and equity market volatility. For certain asset-backed securities, pricing models employing prepayment scenarios are used.

Financial instruments held in the distressed portfolio are typically issued by private companies under significant financial duress and/or near bankruptcy. Due to the less liquid nature of these financial instruments, valuation techniques often include earnings-multiple analyses, similar market transactions and default recovery analyses. In addition, liquidity and credit concerns are also considered in the determination of fair value. All of these factors contribute to significant subjectivity in the valuation of these financial instruments. As of June 30, 2003 and December 31, 2002, the fair value of our distressed financial instruments, net of reserves, was $210 million and $208 million, respectively.

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

Our derivatives portfolio includes both exchange-traded and over-the-counter, or OTC, derivatives. The fair value of exchange-traded derivatives is typically derived from the observable exchange price and/or observable market parameters. Our primary exchange-traded derivatives include futures and certain option agreements. OTC derivatives include forwards, swaps and options on foreign exchange, interest rates, equities and credit products. Fair values for OTC derivatives are determined on the basis of internally developed proprietary models using various input parameters. The input parameters include those characteristics of the derivative that have a bearing on the economics of the instrument and market parameters. In well-established derivatives markets, the use of a particular model may be widely accepted. For example, the Black-Scholes model is widely used to calculate the fair value of many types of options. These models are used to calculate the fair value of OTC derivatives and to facilitate the effective risk management of the portfolio. The determination of the fair value of many derivatives involves only limited subjectivity because the required input parameters are observable in the marketplace. The pricing of these instruments is referred to as “direct.” For other more complex derivatives, subjectivity relating to the determination of input parameters reduces price transparency. The pricing of these instruments is referred to as “indirect.” Specific areas of subjectivity include long-dated volatilities on OTC option transactions and recovery rate assumptions for credit derivative transactions. Uncertainty of pricing assumptions and liquidity are also considered as part of the valuation process. As of June 30, 2003 and December 31, 2002, substantially all of the replacement values reported in our condensed consolidated statement of financial condition were derived using direct pricing.

Private Equity Investments

Private equity and other long-term investments include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. The Company categorizes its private equity investments and other long-term investments into two categories, public securities and private securities. Private securities are further classified as CSFB-managed funds, direct investments or funds managed by third parties. These investments generally have no readily available market or may be otherwise restricted as to resale; therefore, these investments are carried at estimated fair value. Fair value for private equity and other long-term investments is based upon a number of factors as described below.

Public Securities

Publicly traded investments are valued based upon readily available market quotes with the appropriate adjustments for liquidity as a result of holding large blocks and/or having trading restrictions. As of June 30, 2003 and December 31, 2002, the fair value of public securities in our private equity portfolio was $41 million and $57 million, respectively.

Private Securities

CSFB-Managed Funds.  CSFB-managed funds are funds for which CSFB acts as fund advisor and makes investment decisions. The investments in the funds are valued taking into account a number of factors, such as the most recent round of financing involving unrelated new investors, earnings multiple analyses using comparable companies or discounted cash flow analysis. The investments in fund of funds partnerships are valued based on periodic statements received from the underlying fund manager. As of June 30, 2003 and December 31, 2002, the fair value of CSFB-managed funds was $516 million and $486 million, respectively.

Direct Investments.  Direct investments are generally side-by-side investments in portfolio companies of CSFB-managed or third-party-managed funds. The investments are valued in accordance with the procedures for CSFB-managed or third-party-managed funds. As of June 30, 2003 and December 31, 2002, the fair value of direct investments in our private equity portfolio was $263 million and $288 million, respectively.

Funds Managed by Third Parties.  Funds managed by third parties are limited partnership interests in a fund managed by an external fund manager. These funds are valued based on periodic statements received from the general partner of the fund. As of June 30, 2003 and December 31, 2002, the fair value of funds managed by third parties in our private equity portfolio was $165 million and $125 million, respectively.

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

As of June 30, 2003, we had deferred tax assets resulting from temporary differences that could reduce taxable income in future periods. The condensed consolidated statements of financial condition as of June 30, 2003 and December 31, 2002 includes deferred tax assets of $1.9 billion and $2.1 billion, respectively, and deferred tax liabilities of $311 million and $336 million, respectively. Due to uncertainty concerning our ability to generate the necessary amount and mix of state and local taxable income in future periods, we maintain a full valuation allowance against our deferred state and local tax assets in the amount of $43 million and $46 million as of June 30, 2003 and December 31, 2002, respectively.  See Note 5 of the condensed consolidated financial statements in Part I, Item 1.

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

RESULTS OF OPERATIONS

The assets and liabilities of Pershing as of December 31, 2002 have been presented as “Assets held for sale” and “Liabilities held for sale,” respectively, in the condensed consolidated statements of financial condition. The results of operations for Pershing, including the gain on the sale, for all periods presented have been presented as “Discontinued operations” in the condensed consolidated statements of income. The presentation of the Pershing results as “Discontinued operations” for the periods presented results in a decrease in commission revenues and net interest and a material decrease in the Financial Services segment net revenues as the Pershing business contributed materially to the net revenues of that segment. We present the condensed consolidated statements of cash flows for all periods presented as if the assets and liabilities of Pershing as of December 31, 2002 were not presented as “Assets held for sale” and “Liabilities held for sale” in the condensed consolidated statements of financial condition and the results of operations of Pershing were not presented as “Discontinued operations” in the condensed consolidated statements of income.

The following table sets forth a summary of our financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In millions)

Total net revenues	$1,445	$1,590	$2,645	$3,558
Total expenses	1,286	1,341	2,396	2,784
Income from continuing operations before provision for income taxes and discontinued operations	159	249	249	774
Provision for income taxes	30	85	61	271
Income from continuing operations before discontinued operations	129	164	188	503
Income from discontinued operations, net of income taxes	852	18	876	45
Net income	$981	$182	$1,064	$548

The Company’s results (including the legacy private equity and distressed businesses included in Elimination and Other) and those of the Fixed Income business of the Institutional Securities segment were impacted by the transfer of Management LLC to us as a capital contribution on March 20, 2003. See “—Recent Developments.”

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

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

The Company recorded net income of $981 million for the three months ended June 30, 2003 compared to net income of $182 million in the same period in 2002, with both revenues and expenses declining. The increase in net income was due to the gain of $852 million from the sale of Pershing during the second quarter of 2003.

Net revenues decreased $145 million, or 9%, to $1.4 billion for the three months ended June 30, 2003, as investment banking and commission revenue declined compared to the three months ended June 30, 2002.  The decline in investment banking revenues reflected the industry-wide reduction in mergers and acquisitions and equity new issuance activity.  Second quarter 2003 mergers and acquisitions and equity new issuance activity improved compared with the first quarter of 2003.

Commissions declined as a result of lower single-stock trading volumes and competitive pricing pressure.  Principal transactions revenues were higher for the three months ended June 30, 2003 compared with the three months ended June 30, 2002, primarily due to unrealized and realized gains from private equity investments and the effect of the favorable interest rate environment, which benefited net interest income.

Expenses decreased 4% for the three months ended June 30, 2003 compared to the same period in 2002, primarily as a result of reduced headcount and continuing cost-reduction efforts.  See “—Expenses.”

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

The Company recorded net income of $1.1 billion for the six months ended June 30, 2003 compared to $548 million in the same period in 2002, with both revenues and expenses declining. The increase in net income was due primarily to the after-tax gain of $852 million from the sale of Pershing during the second quarter of 2003.  The results for the six months ended June 30, 2002 include a pre-tax gain of $528 million from the sale of three broker-dealers, CSFBdirect LLC, DLJdirect Ltd. and Autranet, LLC, in the first quarter of 2002.

Net revenues decreased $913 million, or 26%, to $2.6 billion for the six months ended June 30, 2003, as investment banking, commissions and other revenues all declined compared to the six months ended June 30, 2002.  The decline in investment banking revenues reflects the industry-wide reduction in mergers and acquisitions and equity new issuance activity. Commissions declined as a result of lower single-stock trading volumes and competitive pricing pressure.  A significant part of the decline in other revenues resulted from the inclusion in 2002 of the gain from the sale of three of the Company’s broker-dealers. Net revenues, excluding the $528 million gain on the sale of the three broker-dealers, declined 13% in the six months ended June 30, 2003 compared with the six months ended June 30, 2002. Principal transactions revenues were higher for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, primarily due to unrealized and realized gains from private equity investments and the effect of the favorable interest rate environment, which benefited net interest income.

Expenses decreased 14% for the six months ended June 30, 2003 compared to the same period in 2002, primarily as a result of reduced headcount, continuing cost-reduction efforts, reduced merger-related costs and consolidation of office facilities, and, in 2002, the impact from the sale of the three broker-dealers.  See “—Expenses.”

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

The following table sets forth the net revenues, total expenses and income (loss) from continuing operations before provision (benefit) for income taxes and discontinued operations, including the gain on the sale of Pershing, of the Company’s segments:

	Institutional Securities
	Investment Banking	Equity	Fixed Income	Institutional Securities	Financial Services
	(In millions)
Three Months Ended June 30, 2003
Total net revenues	$412	$365	$600	$1,377	$57
Total expenses	310	300	420	1,030	64
Income (loss)(1)	$102	$65	$180	$347	$(7)

Three Months Ended June 30, 2002:
Total net revenues	$508	$419	$555	$1,482	$86
Total expenses	441	309	458	1,208	92
Income (loss)(1)	$67	$110	$97	$274	$(6)

	Institutional Securities
	Investment Banking	Equity	Fixed Income	Institutional Securities	Financial Services
	(In millions)
Six Months Ended June 30, 2003:
Total net revenues	$691	$637	$1,214	$2,542	$112
Total expenses	619	593	807	2,019	128
Income (loss)(1)	$72	$44	$407	$523	$(16)

Six Months Ended June 30, 2002:
Total net revenues	$960	$828	$1,190	$2,978	$173
Total expenses	857	626	909	2,392	190
Income (loss)(1)	$103	$202	$281	$586	$(17)

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

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Net revenues for the Institutional Securities segment were $1.4 billion and $1.5 billion for the three months ended June 30, 2003 and 2002, respectively, a decrease of 7%, reflecting declines in Investment Banking and Equity net revenues partially offset by an increase in Fixed Income net revenues.

Investment Banking net revenues decreased 19% to $412 million, primarily due to the industry-wide slowdown in mergers and acquisitions and equity new issuance activities.  This decline was partially offset by improved private equity net revenues as a result of unrealized and realized gains.  Second quarter 2003 mergers and acquisitions and equity new issuance activity improved compared to the first quarter of 2003.

Equity net revenues decreased 13% to $365 million, primarily due to lower commission revenues and reduced new issuance activity.  Commission revenues decreased primarily as a result of lower single-stock trading volumes and competitive pricing pressure.  New issue revenues from equity capital markets activity declined, reflecting weak demand partially offset by increased net revenues from convertible securities due to tighter credit spreads and an increase in new issuances.

Fixed Income net revenues increased 8% to $600 million, primarily due to higher net revenues from mortgages and mortgage-backed securities, which continued to benefit from low interest rates.  The increase in net revenues from mortgages and mortgage-backed securities was partially offset by decreases in net revenues from investment-grade debt trading.  Investment-grade revenues declined due to lower investment-grade debt trading volume, which was down from the very high levels in the three months ended June 30, 2002 when many investors moved to higher-credit quality issuers in the wake of the Enron and Worldcom scandals.  High-yield debt new issuance and secondary trading remained strong for the three months ended June 30, 2003.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Net revenues for the Institutional Securities segment were $2.5 billion and $3.0 billion for the six months ended June 30, 2003 and 2002, respectively, a decrease of 15%, reflecting declines in Investment Banking and Equity and a modest increase in Fixed Income net revenues.

Investment Banking net revenues decreased 28% to $691 million, primarily due to the industry-wide slowdown in mergers and acquisitions and equity new issuance activities.  This decline was partially offset by improved private equity net revenues as a result of unrealized and realized gains.

Equity net revenues decreased 23% to $637 million, primarily due to lower commission revenues and reduced new issuance activity.  Commission revenues decreased primarily as a result of lower single-stock trading volumes and competitive pricing pressure.  New issue revenues from equity capital markets activity declined, reflecting weak demand partially offset by increased net revenues from convertible securities due to tighter credit spreads and an increase in new issuances.

Fixed Income net revenues increased 2% to $1.2 billion, primarily due to higher net revenues from mortgages and mortgage-backed securities, which continued to benefit from low interest rates.  The increase in net revenues from mortgages and mortgage-backed securities was partially offset by decreases in net revenues from investment-grade debt trading.  Investment-grade revenues declined due to lower investment-grade debt trading volume, which was down from the very high levels in the six months ended June 30, 2002 when many investors moved to higher-credit quality issuers in the wake of the Enron and Worldcom scandals.  High-yield debt new issuance and secondary trading remained strong for the six months ended June 30, 2003.

Financial Services

The Financial Services segment provides investment advisory services to high-net-worth individual investors and the financial intermediaries that represent them. The range of services includes single-stock brokerage, hedging and sales of restricted securities and investment management products such as third-party managed accounts and alternative investments.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Net revenues for the Financial Services segment were $57 million and $86 million for the three months ended June 30, 2003 and 2002, respectively, a decrease of 34%, primarily due to declines in new issuance revenues from equity capital markets and lower commissions revenues.  The decline in investment banking revenues reflects the reduction in equity capital markets activities.  The decline in commission revenues was due to lower transaction volumes and reduced fee revenue due to lower assets under management.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Net revenues for the Financial Services segment were $112 million and $173 million for the six months ended June 30, 2003 and 2002, respectively, a decrease of 35%, primarily due to declines in new issuance revenues from equity capital markets and lower commissions revenues.  The decline in investment banking revenues reflects the reduction in equity capital markets activities.  The decline in commission revenues was due to lower transaction volumes and reduced fee revenue due to lower assets under management.

Expenses

The normal operating cost structure of each of our segments is broadly similar to that of the Company as a whole. Merger-related and certain other costs and charges, which can be significant, do not represent normal operating costs and are not allocated to the segments. For these reasons, the discussion of expenses is presented on a company-wide basis.

The following table sets forth employee compensation and benefits expenses, other expenses and total expenses of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In millions)
Employee compensation and benefits	$847	$922	$1,571	$1,871
Other expenses	439	419	825	913
Total expenses	$1,286	$1,341	$2,396	$2,784

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Total expenses decreased $55 million, or 4%, to $1.3 billion for the three months ended June 30, 2003.  The decrease was principally due to CSFB’s cost reduction efforts and reduced headcount.

Employee compensation and benefits declined 8% in the second quarter of 2003 due to reduced headcount resulting in lower salaries and incentive compensation.  The declines were partially offset by increases in deferred compensation tied to certain equity indices, which increased in the second quarter of 2003, and certain compensation tied to CSFB’s return on equity.

Other expenses principally consist of occupancy and equipment rental; brokerage, clearing and exchange fees; communications; professional fees and merger-related costs. Other expenses increased 5% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, primarily as a result of increased professional fees, brokerage, clearing and exchange fees, partially offset by lower merger-related costs.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Total expenses decreased $388 million, or 14%, to $2.4 billion for the six months ended June 30, 2003.  The decrease was principally due to CSFB’s cost reduction efforts and reduced headcount.

Employee compensation and benefits declined 16% for the six months ended June 30, 2003 due to reduced headcount resulting in lower salaries and incentive compensation.  The declines were partially offset by increases in deferred compensation tied to certain equity indices, which increased in the second quarter of 2003, and certain compensation tied to CSFB’s return on equity.

Other expenses decreased 10% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, primarily as a result of reduced headcount, the sale of the CSFBdirect, DLJdirect, and Autranet businesses during the first quarter of 2002 and the consolidation of office facilities. These reductions were partially offset by increases in professional fees.

Provision for Income Taxes

The provision for income taxes from continuing operations for the six months ended June 30, 2003 and 2002 was $61 million and $271 million, respectively. Excluded from the provision for income taxes for the six months ended June 30, 2003 and 2002 was a provision of $485 million and $24 million, respectively, from discontinued operations.

The effective tax rate for continuing operations changed from 35% for the six months ended June 30, 2002 to 25% for the six months ended June 30, 2003.  The comparative change in the effective tax rate was primarily due to certain nonrecurring compensation-related tax benefits recognized in the second quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Management Oversight

We believe that maintaining access to liquidity is fundamental for firms operating in the financial services industry. We have therefore established a comprehensive process for the management and oversight of our liquidity, funding and capital strategies. CSFB’s Capital Allocation and Risk Management Committee, or CARMC, has primary oversight responsibility for these functional disciplines. CARMC periodically reviews and approves our liquidity management policies and targets and reviews our liquidity position and other key risk indicators. The Corporate Treasury department is responsible for the management of liquidity, long-term funding, certain short-term funding and capital, as well as relationships with creditor banks and investors. It also maintains regular contact with rating agencies and regulators on liquidity and capital issues.

See “Liquidity Risk” in “Business—Certain Factors That May Affect Our Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2002.

Balance Sheet

Significant portions of our assets are highly liquid, with the majority consisting of securities inventories and collateralized receivables, which fluctuate depending on the levels of proprietary trading and customer business. Collateralized receivables consist primarily of securities purchased under agreements to resell and securities borrowed, both of which are primarily secured by U.S. government and agency securities and marketable corporate debt and equity securities. In addition, we have significant receivables from customers, brokers, dealers and others that turn over frequently. To meet client needs as a securities dealer, we carry significant levels of trading inventories.

In addition to these liquid assets, as part of our investment banking and fixed income markets activities, we also maintain positions in less liquid assets, such as certain mortgage whole loans, distressed securities, high-yield debt securities, asset-backed securities and private equity investments. These assets may be relatively illiquid at times, especially during periods of market stress. We typically fund a significant portion of less liquid assets, such as private equity investments, with long-term borrowings and stockholders’ equity. Mortgage whole loans, distressed securities, high-yield debt and asset-backed securities are generally financed with short-term unsecured financing or repurchase agreements, as well as long-term borrowings and stockholders’ equity.

Because of changes relating to customer needs, economic and market conditions and proprietary trading and other strategies, our total assets or the individual components of total assets may vary significantly from period to period. As of June 30, 2003 and December 31, 2002, our total assets were $244.0 billion and $236.1 billion, respectively. As of June 30, 2003, we experienced a significant increase in securities receivables from and payables to broker-dealers of $12.3 billion and $12.9 billion, respectively, primarily due to the inability across the industry for broker-dealers and other market participants to be able to deliver certain U.S. government securities.

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

Liquidity Planning and Measurement

We maintain a large secondary source of liquidity, principally through our broker-dealers and various other operating subsidiaries. We have historically been able to access significant liquidity through the secured funding markets (securities sold under agreements to repurchase, securities loaned and other collateralized financing arrangements), even in periods of market stress. We continually monitor overall liquidity by tracking the extent to which unencumbered marketable assets and alternative unsecured funding sources exceed both contractual obligations and anticipated contingent commitments.

The principal measure we use to monitor our liquidity position is the “liquidity barometer,” which estimates the time period over which the adjusted market value of unencumbered assets plus committed revolving credit facilities exceeds the aggregate value of our maturing unsecured liabilities plus anticipated contingent commitments. The adjusted market value of unencumbered assets includes a reduction from market value, or “haircut,” reflecting the amount that could be realized by pledging an asset as collateral to a third-party lender in a secured funding transaction. Contingent commitments include such things as letters of credit, commitments to invest in private equity funds and collateralization requirements related to credit ratings. Our objective, as mandated by CARMC, is to ensure that the liquidity barometer equals or exceeds one year. We believe this will enable us to carry out our business plans during extended periods of market stress, while minimizing, to the extent possible, disruptions to our business.

Contractual Obligations

We have contractual obligations to make future payments under long-term debt, long-term non-cancelable lease agreements and other long-term obligations. The following table sets forth future cash payments on our contractual obligations pursuant to long-term borrowings and operating leases as of June 30, 2003:

	Contractual Obligations Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
	(In millions)

Long-term borrowings	$2,651	$5,165	$7,561	$8,763	$24,140
Operating leases	200	351	333	1,607	2,491
Total contractual obligations	$2,851	$5,516	$7,894	$10,370	$26,631

Our long-term borrowings are unsecured. As of June 30, 2003, the weighted average maturity of our long-term borrowings was approximately 5.4 years. Our lease obligations are primarily for our principal offices in New York City and other locations.

We have contractual obligations related to certain information technology, equipment leases and software licenses. As of June 30, 2003, these obligations were not significant. We had no capital lease obligations as of June 30, 2003.

For information on these and other material commitments, see Notes 7, 8, 12 and 13 of the condensed consolidated financial statements in Part I, Item 1.

The following table sets forth our short-term unsecured borrowings:

	June 30, 2003	December 31, 2002
	(In millions)
Bank loans	$640	$76
Commercial paper(1)	980	2,082
Loans from affiliates(2)	15,497	9,775
Total	$17,117	$11,933

(1)                                  Reflects amounts outstanding under our $7.0 billion commercial paper programs.

(2)                                  We have significant financing transactions with Credit Suisse First Boston and certain of its subsidiaries and affiliates. See “—Related Party Transactions.”

Revolving Credit Facility

We maintain a committed revolving credit facility with various banks that, if drawn upon, would bear interest at short-term rates related to either the federal funds rate or LIBOR. In May 2003, we replaced our $3.0 billion revolving credit facility with a 364-day $1.0 billion revolving facility available to the Company as borrower. Proceeds from borrowings under this facility can be used for general corporate purposes, and this facility is guaranteed by CSG. The facility contains customary covenants that we believe will not impair our ability to obtain funding. As of June 30, 2003, no borrowings were outstanding under this facility.

Long-term Funding

We issue long-term debt through U.S. and Euromarket medium-term note programs, as well as syndicated and privately placed offerings around the world.

Under the Company’s currently effective $10.0 billion shelf registration statement on file with the SEC, which allows the Company to issue from time to time senior and subordinated debt securities and warrants to purchase such securities, the Company had at August 8, 2003 approximately $5.8 billion available for issuance.

For the six months ended June 30, 2003, the Company issued $1.2 billion in medium-term notes under its $10.0 billion shelf registration statement and $1.5 billion in medium-term notes under a $5 billion Euromarket program established in July 2001.

During the six months ended June 30, 2003, the Company repaid approximately $2.1 billion of medium-term notes.

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

At August 8, 2003, our ratings and ratings outlooks were as follows:

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

Regulated Subsidiaries

Our principal wholly owned subsidiary, CSFB LLC, is a registered broker-dealer, registered futures commission merchant and member firm of the New York Stock Exchange Inc., or NYSE.  As such, it is subject to the NYSE’s net capital rule, which conforms to the uniform net capital rule pursuant to Rule 15c3-1 of the Securities Exchange Act of 1934, as

amended, or the Exchange Act.  Under the alternative method permitted by this rule, the required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds, whichever is greater. If a member firm’s capital is less than four percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm’s net capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. As of June 30, 2003, CSFB LLC’s net capital of approximately $1.8 billion was 17% of aggregate debit balances and in excess of the minimum requirement by approximately $1.6 billion. Our OTC derivatives dealer subsidiary, Credit Suisse First Boston Capital LLC, is also subject to the uniform net capital rule, but calculates its net capital requirements under Appendix F to Rule 15c3-1.

Certain other of our subsidiaries are subject to capital adequacy requirements. As of June 30, 2003, our subsidiaries complied with all applicable regulatory capital adequacy requirements.

Our broker-dealer subsidiary, Pershing LLC, was sold to BONY in connection with the sale of our Pershing unit on May 1, 2003.

Cash Flows

Our condensed consolidated statements of cash flows classify cash flows into three broad categories: cash flows from operating activities, investing activities and financing activities. These statements should be read in conjunction with “—Related Party Transactions” as well as Notes 2 and 4 of the condensed consolidated financial statements in Part I, Item 1.

For the Six Months Ended June 30, 2003

Cash and cash equivalents decreased by $38 million to $442 million as of June 30, 2003.  Cash provided by operating activities was $6.2 billion.  The change in cash provided by operating activities resulted primarily from net increases in operating assets of $19.1 billion and net increases in operating liabilities of $25.2 billion, which occurred in the normal course of operations as a result of changes in customer needs, market conditions and proprietary trading and other strategies.  As of June 30, 2003, we experienced a significant increase in securities receivables from and payables to broker-dealers of $12.3 billion and $12.9 billion, respectively, primarily due to the inability across the industry for broker-dealers and other market participants to be able to deliver certain U.S. government securities.

Cash of $177 million was provided by investing activities.  The Company provided additional funding to its affiliates of $1.7 billion.  The Company received $2.0 billion in cash as a result of the Pershing disposal.

Cash used in financing activities was $6.4 billion, reflecting a decrease in net proceeds from financing arrangements of $12.4 billion.  Short-term borrowings increased $5.2 billion and the proceeds were used primarily to fund operating activities, including short-term cash requirements related to the fails described above. In addition, the Company had increases of $2.8 billion in long-term borrowings and repaid $2.1 billion in long-term borrowings.  The difference was used to fund its investing and other activities.

For the Six Months Ended June 30, 2002

Cash and cash equivalents decreased by $247 million to $1.5 billion as of June 30, 2002. Cash used in operating activities was $10.2 billion. The change in cash used in operating activities is primarily from net increases in operating assets of $2.7 billion and net decreases in operating liabilities of $8.4 billion, which occurred in the normal course of operations as a result of changes in customer needs, market conditions and proprietary trading and other strategies.

Cash of $8.3 billion was used in investing activities, reflecting the fact that the Company provides funding to CSFBI, resulting in increases in receivables from affiliates of $9.0 billion. Prior to the acquisition of the Company, CSFBI issued its own debt to fund its operating, investing and financing activities.  The Company received $674 million as a result of the sale of three of its broker-dealer subsidiaries.

Cash provided by financing activities was $18.3 billion, reflecting increases in net proceeds from financing arrangements of $9.4 billion and short-term borrowings of $2.6 billion used primarily to fund operating activities.  In addition, the Company had increases of $7.8 billion in long-term borrowings and repaid $1.4 billion in long-term borrowings.  The difference was used to fund its investing and other activities.

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

Guarantees

In the course of our regular business, we provide guarantees and indemnifications that contingently obligate us to make payments to the guaranteed or indemnified party based on changes in an asset, liability or equity security of the guaranteed or indemnified party. We may also be contingently obligated to make payments to a guaranteed party based on another entity’s failure to perform, or we may have an indirect guarantee of the indebtedness of others. We have provided customary indemnifications to purchasers in conjunction with the sale of assets or businesses, to investors in private equity funds sponsored by the firm regarding potential obligations of its employees to return amounts previously paid as carried interest and to investors in our securities and other arrangements to provide “gross up” payments if there is a withholding or deduction because of a tax assessment or other governmental charge. On December 31, 2002, we adopted the disclosure requirements for these guarantees in accordance with the Financial Accounting Standards Board, or FASB, Interpretation, or FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” or FIN 45, which requires us to disclose our maximum potential payment obligations under these guarantees to the extent it is possible to estimate them. From time to time we guarantee the obligations of subsidiaries of CSG that are not our consolidated subsidiaries, and these guarantees are included in the scope of the disclosure requirements of FIN 45. On January 1, 2003, we adopted the recognition requirements of FIN 45 that require us to recognize a liability for the fair value of the guaranteed obligations for guarantees issued or amended after December 31, 2002. The recognition of these liabilities did not have a material effect on our financial position or results of operations. See Notes 1 and 13 of the condensed consolidated financial statements in Part I, Item 1.

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

These QSPEs are set up by our subsidiaries. Our principal broker-dealer subsidiary, CSFB LLC, underwrites and makes markets in these mortgage-backed securities. Under Statement of Financial Accounting Standards, or SFAS, No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125,” or SFAS 140, a QSPE is not required to be consolidated with the transferor. Our mortgage-backed securitization activities are generally structured to use QSPEs, and therefore the assets and liabilities transferred to QSPEs are not included in our financial statements.

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

Variable Interest Entities

We purchase loans and other debt obligations from and on behalf of clients for the purpose of securitization. The loans and other debt obligations are transferred by us directly, or indirectly through affiliates, to QSPEs or to variable interest entities, or VIEs, that issue collateralized debt obligations, or CDOs.  CSFB LLC structures, underwrites and makes a market in these CDOs, and we may have retained interests in these CDOs in connection with CSFB LLC’s underwriting and market-making activities.

In connection with our adoption of FIN No. 46, “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“FIN 46”), issued by the FASB in January 2003, we are consolidating VIEs formed after January 31, 2003 in which we are the primary beneficiary, defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both.  The impact of the consolidation of CDO VIEs formed after January 31, 2003, is an increase in Other assets of $406 million and an increase in Other liabilities of $312 million as of June 30, 2003.  The difference of $94 million, which is the amount of our retained interests, was eliminated in consolidation.

In the third quarter of 2003, we will consolidate all VIEs formed before February 1, 2003 in which we are the primary beneficiary.  The estimated impact of consolidation of these CDO VIEs at June 30, 2003 would be an increase in Other assets of $1.3 billion and an increase in Other liabilities of $1.3 billion.  Our maximum exposure to loss at June 30, 2003 in respect of such VIEs was the difference of $42 million, which is the amount of our retained interests, carried at fair value in financial instruments owned in the condensed consolidated statements of financial condition.

We also retain significant debt and equity interests in CDO VIEs that we will not consolidate because we are not the primary beneficiary.  The total assets in these CDO VIEs as of June 30, 2003 were $2.1 billion. Our maximum exposure to loss at June 30, 2003 is $13 million, which is the amount of our retained interests, carried at fair value in financial instruments owned in the condensed consolidated statements of financial condition.  Our retained interests in these CDO assets are included in the SFAS 140 disclosures in Note 6 of the consolidated financial statements in Part I, Item 1.

We engage in these CDO transactions to meet the needs of clients.  See Note 6 of the condensed consolidated financial statements in Part I, Item 1.

OTHER COMMITMENTS

We have commitments under a variety of commercial arrangements that are not recorded as liabilities in our condensed consolidated statements of financial condition. These commitments are in addition to guarantees and other arrangements discussed in “—Off-Balance Sheet Arrangements.” These commitments include standby letters of credit, standby repurchase agreement facilities that commit us to enter into reverse repurchase agreements with customers at market rates, commitments to invest in various partnerships that make private equity and related investments in various portfolio companies and in other private equity funds and commitments to enter into resale agreements. See Note 12 of the condensed consolidated financial statements in Part I, Item 1.

RELATED PARTY TRANSACTIONS

CSG, through CSFBI, owns all of our outstanding voting common stock. We are involved in significant financing and other transactions, and have significant related party balances, with Credit Suisse First Boston and certain affiliates. We generally enter into these transactions in the ordinary course of business and believe that these transactions are on market terms that could be obtained from unrelated third parties. See “—Derivatives” and Notes 4 and 13 of the condensed consolidated financial statements in Part I, Item 1 for more information.

LESS LIQUID ASSETS

Certain of our assets, including private equity and other long-term investments, distressed securities, high-yield debt, mortgage whole loans and other non-investment-grade debt, are not highly liquid.

Private Equity Activities

Our private equity and other long-term investment activities include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. These investments are primarily in unlisted or illiquid equity or equity-related securities and are carried at estimated fair value based on a number of factors. See

“Business—Products and Services—Investment Banking—Private Equity” in our Annual Report on Form 10-K for the year ended December 31, 2002 and “—Critical Accounting Policies—Fair Value” in Part I, Item 2 for more information. At both June 30, 2003 and December 31, 2002, we had investments in private equity and other long-term investments of $1.0 billion and we had commitments to invest up to an additional $1.6 billion and $1.7 billion at June 30, 2003 and December 31, 2002, respectively.

High-Yield Debt, Mortgage Whole Loans and Other Non-Investment-Grade Financial Instruments

We underwrite, trade and hold high-yield debt, mortgage whole loans, loan participations, distressed financial instruments and other non-investment-grade financial instruments.  Due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions, these financial instruments and loans generally involve greater risk than investment-grade financial instruments. We record high-yield debt, residential mortgage whole loans, distressed financial instruments and other non-investment-grade financial instruments at fair value, with the exception of certain residential mortgage whole loans that are held for sale and are carried at the lower of cost or fair value. We record commercial mortgage whole loans held for sale and loan participations at the lower of cost or fair value.  Timing of the securitization of our mortgage whole loan inventory will affect the size of our positions at any given time. The following table sets forth our positions in these instruments as of June 30, 2003 and December 31, 2002:

	June 30, 2003		December 31, 2002
	Long	Short	Long	Short
	(In millions)

High-yield debt	$1,411	$531	$1,620	$691
Mortgage whole loans	9,252	—	9,465	—
Loan participations	141	—	126	—
Distressed financial instruments	210	—	208	—
Other non-investment-grade financial instruments.	12	—	22	—
Total	$11,026	$531	$11,441	$691

DERIVATIVES

We enter into various transactions involving derivatives. We use derivatives contracts for both trading and hedging purposes and to provide products for our clients. These derivatives include options, forwards and swaps. In general, derivatives are contractual agreements that derive their values from the performance of underlying assets, interest or currency exchange rates or a variety of indices. Most of our derivatives transactions are considered trading positions. See Note 11 of the condensed consolidated financial statements in Part I, Item 1 for more information.

Sources and Maturities of OTC Derivatives

The following table sets forth the distributions, by maturity, of substantially all of our exposure with respect to OTC derivatives as of June 30, 2003, after taking into account the effect of netting agreements. Fair values were determined on the basis of pricing models and other valuation methods.  See Note 11 of the condensed consolidated financial statements in Part I, Item 1 for more information.

	Assets Maturity Distribution as of June 30, 2003
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total fair value
	(In millions)

Options	$133	$219	$13	$104	$469
Forward contracts	861	32	11	12	916
Swaps	395	725	318	1,741	3,179
Total	$1,389	$976	$342	$1,857	$4,564

	Liabilities Maturity Distribution as of June 30, 2003
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total fair value
	(In millions)

Options	$173	$225	$8	$39	$445
Forward contracts	900	24	40	—	964
Swaps	268	437	114	564	1,383
Total	$1,341	$686	$162	$603	$2,792

The following table sets forth as of June 30, 2003 substantially all of our exposure with respect to OTC derivatives, by counterparty credit rating and with affiliates, after taking into account the effect of netting agreements.

Credit Rating(1)	June 30, 2003
(In millions)
AAA	$140
AA+/AA	74
AA-	224
A+/A/A-	571
BBB+/BBB/BBB-	47
BB+ or lower	46
Unrated	458
Derivatives with affiliates	3,004
Total	$4,564

(1)                                  Credit ratings are determined by external rating agencies or by our Credit Risk Management department.

Derivatives With Related Parties

We enter into a substantial number of derivatives transactions with related parties. The following table sets forth derivatives transactions with related parties consisting primarily of interest rate swaps, foreign exchange forward contracts and credit default swaps. The fair values of derivatives contracts outstanding with related parties as of June 30, 2003 and December 31, 2002 were as follows:

	June 30, 2003		December 31, 2002
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Options	$98	$21	$125	$319
Forward contracts	124	150	171	74
Swaps	2,782	1,321	1,958	819
Total	$3,004	$1,492	$2,254	$1,212

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

RISK MANAGEMENT AND VALUE AT RISK

For a description of the Company’s risk management policies and procedures and value-at-risk, or VAR, model, including such model’s assumptions and limitations, see “Quantitative and Qualitative Disclosure About Market Risk” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

MARKET RISK EXPOSURES

Trading Portfolios

The Company-wide trading portfolio VAR was approximately $51 million and $41 million at June 30, 2003 and December 31, 2002, respectively.

Due to the benefit of diversification, the Company-wide VAR is less than the sum of the individual components. The two main components of market risk, expressed in terms of theoretical fair values, had the following VAR:

Company’s Market Risk Exposures in Trading Portfolios (Unaudited)

	June 30, 2003	December 31, 2002
	(In millions)
99%, one-day VAR:
Interest rate risk	$51	$37
Equity risk	18	8
Benefit of diversification	(18)	(4)
Total	$51	$41

The average, maximum and minimum daily trading revenue during 2003 is shown below:

	Three months ended June 30, 2003	Three months ended March 31, 2003
	(In millions)
Daily trading revenue:
Average	$18	$14
Maximum	112	54
Minimum	$(39)	$(28)

Non-trading Portfolios

We measure equity risk on non-trading positions using a sensitivity analysis that estimates the potential change in the recorded value of the investments resulting from a 10% decline in the equity markets of G-21 nations and a 20% decline in the equity markets of non-G-21 nations. The estimated impact of equity risk on our non-trading financial instruments portfolio, which is mainly comprised of our private equity investments, would be a decrease in the value of the non-trading portfolio of approximately $95 million and $96 million at June 30, 2003 and December 31, 2002, respectively.

The interest rate risk on non-trading positions is measured using a sensitivity analysis that estimates the potential change in the value of the non-trading portfolio resulting from a 50 basis-points decline in the interest rates of G-21 nations and a 200 basis-points decline in the interest rates of non-G-21 nations.  Due to the current low levels of U.S. interest rates, the calculation of non-trading portfolio interest rate risk was changed from a 100-basis points decline to a 50-basis points decline in interest rates for G-21 nations during the second quarter of 2003.  The estimated impact of interest rate risk on pre-tax net income would be a decrease of approximately $6 million and $28 million at June 30, 2003 and December 31, 2002, respectively.

The foreign currency exchange risk on non-trading positions is measured using a sensitivity analysis that estimates the potential change in the value of the non-trading portfolio resulting from a 10% strengthening of the U.S. dollar against G-21 currencies and a 20% strengthening of the U.S. dollar against non-G-21 currencies.

We do not have material foreign currency exchange or commodity price risks on our trading and non-trading portfolios.

ITEM 4:  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2003 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1:  Legal Proceedings

Certain significant legal proceedings and matters have been previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and Form 10-Q for the three months ended March 31, 2003.  The following is an update of such proceedings.

In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation

On June 26, 2003, the district court denied the defendants’ motion to dismiss both the consolidated purchaser class action and the consolidated issuer class action on grounds of implied immunity.

Governmental/Regulatory Inquiries Relating to IPO Allocation/Research-related Practices

In April 2003, CSFB and other Wall Street firms finalized a global settlement agreement, or the Global Settlement, with a coalition of state and federal regulators and self-regulatory organizations.  The Global Settlement will be implemented through a court order and is currently under review by the U.S. District Court for the Southern District of New York, which has not yet issued an order effecting the Global Settlement.  The Global Settlement resolved industry-wide regulatory investigations relating to the independence of equity research analysts and certain IPO allocation practices.  CSFB LLC has executed a settlement agreement with the Securities Division of the Commonwealth of Massachusetts, and continues to negotiate the final terms of similar agreements with other state regulators, whose agreements compose the “state” portion of the Global Settlement.

Certain proceedings and investigations relating to individuals are pending.  In particular, the New York State Attorney General continues to investigate whether potential wrongdoing by individuals occurred during the time period that was covered by the Global Settlement.

On May 30, 2003, CSFB LLC and the other Wall Street firms that participated in the Global Settlement received a subpoena from the SEC and a document request from the NYSE, each of which seeks the production of emails of a number of senior executives and certain other documents relating primarily to equity research.  CSFB LLC is responding to these requests.

On or about June 24, 2003, the Attorney General of West Virginia filed suit in the Circuit Court of Marshall County, West Virginia, against CSFB LLC and the other firms that participated in the Global Settlement, basically restating the allegations contained in the SEC complaints.  The complaint alleges violations of state law and seeks monetary penalties.

Litigation Relating to IPO Allocation and Research-related Practices

IPO Allocation-related Litigation

In June 2003, the plaintiffs in the putative class action litigation pending in the U.S. District Court for the Southern District of New York concerning IPO allocation practices, captioned In re Initial Public Offering Securities Litigation, announced a proposed settlement of their claims against the issuer defendants and the issuers’ officers and directors named in the litigation.

Research-related Litigation

Several putative class action lawsuits have been filed against CSFB LLC in the wake of publicity surrounding various governmental and regulatory investigations into the practices of equity research analysts.  In addition to those previously disclosed, cases have been brought against CSFB LLC in the U.S. District Court for the Southern District of New York on behalf of purchasers of shares of Winstar, Inc. and in the U.S. District Court for the District of Massachusetts on behalf of purchasers of shares of Synopsys, Inc. and Winstar, Inc.  A class action was filed on May 15, 2003 in the U.S. District Court for the District of Colorado, but does not identify any particular issuers.  The complaints generally assert claims under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act.

The previously disclosed actions relating to AOL Time Warner Inc., Agilent Technologies, Inc. and Razorfish, Inc. have been consolidated in the U.S. District Court for the District of Massachusetts.  The actions that involve Lantronix, Inc., Synopsys, Inc., Winstar, Inc. and Atmel Corporation have yet to be consolidated, and no lead plaintiff or lead counsel has been appointed in any of those cases.

An action was filed in the Superior Court of the State of California for the County of Santa Clara on behalf of a class of purchasers of shares of several issuers, including Agilent Technologies, Inc., Allaire, AOL Time Warner Inc., DIGI, Gemstar, Lantronix, Inc., Numerical, Razorfish, Inc., Synopsys, Inc. and Winstar, Inc.  That complaint alleges that CSFB LLC violated Section 17200 of California’s Business and Professions Code, which prohibits unfair business practices.

On June 30, 2003, the court dismissed, with prejudice, the actions relating to Covad Communications Co., which had been consolidated in the U.S. District Court for the Southern District of New York.

Enron-related Litigation and Inquiries

On April 24, 2003, the court denied the motions to dismiss brought by outside directors of Enron in the Newby v. Enron Corp., et al matter and lifted the stay on discovery.  The motions to dismiss in the Tittle, et al. v. Enron Corp., et al matter, including CSFB LLC’s motion to dismiss, remain pending.  On May 14, 2003, the plaintiff in Newby filed an amended complaint that, among other things, adds as defendants two CSFB affiliates (as well as affiliates of other previously named investment banks), expands the putative class to include purchasers of certain Enron-related securities, and asserts additional alleged violations of the federal securities laws.  On May 28, 2003, the plaintiff filed an amended motion for class certification of a more broadly defined class based on the amended complaint.  On June 18, 2003, the CSFB entities moved to dismiss the new claims asserted in the amended complaint.  On July 11, 2003, the court issued a scheduling order setting the Newby and Tittle cases for trial in October 2005.

On May 28, 2003, the courts presiding over the consolidated Enron litigation and over the Enron bankruptcy proceedings jointly ordered the following parties into non-binding court-ordered mediation:  plaintiffs in Newby, Tittle and the cases in the multi-district litigation proceedings in Texas; eleven financial institutions, including CSFB LLC and certain affiliates; and Enron and its affiliated debtors and others (including representatives of the Official Committee of Unsecured Creditors).  The courts appointed Senior Judge William C. Conner of the Southern District of New York as mediator.  The mediation is scheduled to commence in the fall of 2003.

AmeriServe Food Distribution Inc. Litigation

In June 2003, the DLJ defendants in GSC Recovery, Inc. v. DLJ Securities Corp, et. al moved for summary judgment on all claims.  The motion is pending before the court.

Independent Energy Holdings PLC Litigation

On May 14, 2003, the DLJ entities, lead plaintiffs and remaining parties executed a stipulation of settlement.   On June 12, 2003, the stipulation of settlement and related settlement papers were preliminarily approved by the court.  Subject to a final approval hearing scheduled for September 3, 2003, this will settle all claims asserted against the DLJ entities.

NCFE-related Litigation

Since February 2003, lawsuits have been filed against CSFB LLC with respect to services that it rendered to National Century Financial Enterprises, Inc. and its affiliates or, collectively, NCFE.  From January 1996 to May 2002, CSFB LLC acted as a placement agent for bonds issued by NCFE that were to be collateralized by health-care receivables, and in July 2002, as a placement agent for a sale of NCFE preferred stock.  NCFE filed for bankruptcy protection in November 2002.

In these lawsuits, which are currently pending in Arizona, Ohio and New Jersey federal courts, investors in NCFE’s securities have sued numerous defendants, including the founders and directors of NCFE, the trustees for the bond issuances, NCFE’s auditors and law firm, the rating agencies that rated NCFE’s bonds, and NCFE’s placement agents, including CSFB LLC.  The allegations include claims for breach of contract, negligence, fraud, and violation of federal and state securities laws.

Various early-stage motions are pending in the NCFE-related lawsuits.  A motion to consolidate all the lawsuits has been filed with the Judicial Panel on Multidistrict Litigation.  Further, motions to stay each of the lawsuits pending a decision on the motion to consolidate have been filed.  No substantive rulings have been issued in any of the cases.

U.K. Insurance Litigation

                On August 7, 2003, a syndicate of insurance companies filed Consolidated Particulars of Claims against CSG, CSFB LLC and the Company in the London Commercial Court alleging that certain excess liability insurance policies provided to these entities should be invalidated. These insurance policies are intended to provide coverage for damages, expenses or settlements in excess of designated deductibles and below designated caps resulting from certain legal proceedings involving CSG or its subsidiaries. The insurance syndicate alleges that these insurance policies should be invalidated based on certain purported misrepresentations and misleading statements made by CSG and CSFB to the insurance syndicate in connection with the underwriting of these policies.

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

ITEM 6:  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

12	Statement re computation of ratio of earnings to fixed charges
15	Letter re unaudited interim financial information
31.1	Certification of Brian D. Finn, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of David C. Fisher, Chief Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Section 1350 certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

1.               Form 8-K dated April 25, 2003; Item 5

2.               Form 8-K dated May 1, 2003; Items 2 and 7

3.               Form 8-K dated May 13, 2003; Items 5 and 7

4.               Form 8-K dated June 13, 2003; Item 7

5.               Form 8-K dated August 5, 2003; Item 5

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT SUISSE FIRST BOSTON (USA), INC.

August 11, 2003	By:	/s/ David C. Fisher
Chief Financial and Accounting Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

12	Statement re computation of ratio of earnings to fixed charges
15	Letter re unaudited interim financial information
31.1	Certification of Brian D. Finn, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of David C. Fisher, Chief Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Section 1350 certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002