Form 10-Q
period 2003-09-30
CREDIT SUISSE FIRST BOSTON USA INC
filed 2003-11-10
CIK 29646

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
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

        All of the outstanding shares of common stock of the registrant, $0.10 par value, are held by Credit Suisse First Boston, Inc.

CREDIT SUISSE FIRST BOSTON (USA), INC.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003

PART I	FINANCIAL INFORMATION
	ITEM 1: Financial Statements
	Condensed Consolidated Statements of Financial Condition (Unaudited) as of September 30, 2003 and December 31, 2002		2
	Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2003 and 2002		4
	Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the nine months ended September 30, 2003 and 2002		5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2003 and 2002		6
	Notes to Condensed Consolidated Financial Statements (Unaudited)
	1.	Summary of Significant Accounting Policies	7
	2.	Stock-Based Compensation	9
	3.	Discontinued Operations	10
	4.	Merger-Related Costs	11
	5.	Related Party Transactions	11
	6.	Transfers and Servicing of Financial Assets	13
	7.	Borrowings	17
	8.	Private Equity and Other Long-Term Investments	18
	9.	Net Capital	19
	10.	Cash and Securities Segregated Under Federal and Other Regulations	19
	11.	Derivatives Contracts	20
	12.	Commitments	22
	13.	Guarantees	23
	14.	Industry Segment and Geographic Data	26
	15.	Legal Proceedings	28
	Independent Accountants' Review Report		29
	ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations		30
	ITEM 3: Quantitative and Qualitative Disclosures About Market Risk		50
	ITEM 4: Controls and Procedures		52
PART II	OTHER INFORMATION
	ITEM 1: Legal Proceedings		53
	ITEM 5: Other Information		54
	ITEM 6: Exhibits and Reports on Form 8-K		55
	Signature		56

AVAILABLE INFORMATION

        We file annual, quarterly and current reports and other information with the Securities and Exchange Commission, or SEC. Our SEC filings are available to the public over the internet on the SEC's website at www.sec.gov. You may also view our annual, quarterly and current reports on our website at www.csfb.com as soon as is reasonably practicable after the report is electronically filed with, or furnished to, the SEC. The information on our website is not incorporated by reference into this Quarterly Report.

PART I
FINANCIAL INFORMATION
ITEM 1: Financial Statements

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In millions)

	September 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$455	$480
Collateralized short-term financings:
Securities purchased under agreements to resell	52,663	51,756
Securities borrowed	70,004	71,296
Receivables:
Customers	1,509	829
Brokers, dealers and other	11,920	7,310
Financial instruments owned (includes securities pledged as collateral of $55,247 and $49,695, respectively):
U.S. government and agencies	32,803	32,131
Corporate debt	12,313	12,174
Mortgage whole loans	10,046	9,465
Equities	13,623	9,735
Commercial paper	830	619
Private equity and other long-term investments	1,043	956
Derivatives contracts	7,578	3,956
Other	4,729	3,211
Net deferred tax asset	1,472	1,685
Office facilities at cost (net of accumulated depreciation and amortization of $866 and $749, respectively)	444	485
Goodwill	320	301
Loans receivable from parent and affiliates	17,676	16,412
Other assets and deferred amounts	1,561	1,749
Assets held for sale	—	11,547

Total assets	$240,989	$236,097

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (Continued)
(Unaudited)
(In millions, except share data)

	September 30, 2003	December 31, 2002
LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term borrowings	$15,207	$11,933
Collateralized short-term financings:
Securities sold under agreements to repurchase	101,769	107,896
Securities loaned	28,441	24,178
Payables:
Customers	4,498	2,928
Brokers, dealers and other	11,520	8,689
Financial instruments sold not yet purchased:
U.S. government and agencies	26,044	22,710
Corporate debt	2,330	3,315
Equities	4,357	3,240
Derivatives contracts	6,311	2,849
Other	125	335
Obligation to return securities received as collateral	1,340	896
Accounts payable and accrued expenses	2,533	3,200
Other liabilities	3,227	2,156
Long-term borrowings	24,016	23,094
Liabilities held for sale	—	10,947

Total liabilities	231,718	228,366

Stockholders' Equity:
Preferred stock, 50,000,000 shares authorized:
Series B preferred stock, at $50.00 per share liquidation preference (88,500 shares issued and outstanding at December 31, 2002)	—	4
Common stock ($0.10 par value; 50,000 shares authorized; 1,100 shares issued and outstanding)	—	—
Paid-in capital	7,604	7,279
Retained earnings	1,824	604
Accumulated other comprehensive loss	(157)	(156)

Total stockholders' equity	9,271	7,731

Total liabilities and stockholders' equity	$240,989	$236,097

        See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Principal transactions-net	$(318)	$(581)	$(268)	$(570)
Investment banking and advisory	599	499	1,567	2,005
Commissions	273	290	784	933
Interest and dividends, net of interest expense of $1,035, $1,421, $3,359 and $4,174, respectively	529	496	1,596	1,365
Other	16	(17)	65	512

Total net revenues	1,099	687	3,744	4,245

Expenses:
Employee compensation and benefits	513	669	2,084	2,540
Occupancy and equipment rental	111	119	333	349
Brokerage, clearing and exchange fees	76	66	220	201
Communications	31	51	117	143
Professional fees	65	50	181	146
Merger-related costs	4	78	125	260
Other operating expenses	75	22	211	200

Total expenses	875	1,055	3,271	3,839

Income (loss) from continuing operations before provision (benefit) for income taxes and discontinued operations	224	(368)	473	406
Provision (benefit) for income taxes	68	(129)	129	142

Income (loss) from continuing operations before discontinued operations	156	(239)	344	264
Discontinued operations:
Income from discontinued operations	—	31	1,361	100
Provision for income taxes	—	11	485	35

Income from discontinued operations, net of income taxes	—	20	876	65

Net income (loss)	$156	$(219)	$1,220	$329

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
For the Nine Months Ended September 30, 2003 and September 30, 2002
(In millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2001	$5	$—	$6,326	$859	$(72)	$7,118
Net income	—	—	—	329	—	329
Foreign currency translation adjustment	—	—	—	—	6	6
Decrease in pension liability, net of income tax expense of $3	—	—	—	—	5	5

Total comprehensive income						340

CSG share plan activity, net of tax effect of $4	—	—	461	—	—	461
Redemption of Series B preferred stock	(1)	—	—	—	—	(1)

Balances at September 30, 2002	$4	$—	$6,787	$1,188	$(61)	$7,918

Balances at December 31, 2002	$4	$—	$7,279	$604	$(156)	$7,731
Net income	—	—	—	1,220	—	1,220
Foreign currency translation adjustment	—	—	—	—	(1)	(1)

Total comprehensive income						1,219

CSG share plan activity, net of tax effect of $28	—	—	250	—	—	250
Redemption of Series B preferred stock	(4)	—	—	—	—	(4)
Capital contribution by CSFBI	—	—	75	—	—	75

Balances at September 30, 2003	$—	$—	$7,604	$1,824	$(157)	$9,271

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$1,220	$329
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net pre-tax gain on sale of certain broker-dealer subsidiaries	—	(528)
Pre-tax gain on sale of Pershing	(1,324)	—
Depreciation and amortization	122	117
CSG share plan activity	278	465
Deferred taxes	130	157
Other, net	(29)	7
Change in operating assets and operating liabilities:
Securities borrowed	1,292	285
Receivables from customers	(680)	1,040
Receivables from brokers, dealers and other	(4,610)	1,483
Financial instruments owned	(10,754)	727
Other assets and Other liabilities, net	1,277	(853)
Securities loaned	4,263	(5,020)
Payables to customers	1,570	(2,500)
Payables to brokers, dealers and other	2,831	(1,305)
Financial instruments sold not yet purchased	6,718	4,028
Obligation to return securities received as collateral	444	(473)
Accounts payable and accrued expenses	(698)	(520)

Net cash provided by (used in) operating activities	2,050	(2,561)

Cash flows from investing activities:
Net (payments for) proceeds from:
Loans receivable from parent and affiliates	(1,264)	(10,694)
Sale of broker-dealer subsidiaries	—	674
Sale of Pershing	2,000	—
Office facilities	(80)	(71)
Purchase of subsidiary	—	(70)

Net cash provided by (used in) investing activities	656	(10,161)

Cash flows from financing activities:
Net proceeds from (payments for):
Commercial paper and short-term borrowings	3,274	1,079
Securities purchased under agreements to resell, net of securities sold under agreements to repurchase	(7,034)	4,596
Capital contribution from CSFBI	75	—
Redemption of Series B preferred stock	(4)	(1)
Issuances of long-term borrowings	4,083	8,976
Redemptions and maturities of long-term borrowings	(3,125)	(2,179)

Net cash (used in) provided by financing activities	(2,731)	12,471

Decrease in cash and cash equivalents	(25)	(251)

Cash and cash equivalents at beginning of period	480	1,752

Cash and cash equivalents at end of period	$455	$1,501

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2003

1.    Summary of Significant Accounting Policies

The Company

        Credit Suisse First Boston (USA), Inc., formerly known as Donaldson, Lufkin & Jenrette, Inc., and its subsidiaries (the "Company"), is a leading integrated investment bank serving institutional, corporate, government and high-net worth individual clients. The Company provides clients with a broad range of products and services that includes securities underwriting, sales and trading, investment banking, financial advisory services, private equity investments, full-service brokerage services, derivatives and risk management products and research.

Basis of Presentation

        The condensed consolidated financial statements include Credit Suisse First Boston (USA), Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company is a wholly owned subsidiary of Credit Suisse First Boston, Inc. ("CSFBI") and was acquired on November 3, 2000 (the "Acquisition"). No adjustments of the historical carrying values of the Company's assets and liabilities to reflect the Acquisition were recorded in the Company's historical consolidated financial statements. Accordingly, although the Acquisition gave rise to goodwill, none of this goodwill was "pushed down" to the Company. For further discussion of the Acquisition, see the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

        The results of operations for interim periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

        To prepare condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, management must estimate certain amounts that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenues and expenses. Actual results could differ materially from those estimates. For a description of the Company's significant accounting policies, see Note 1 of the consolidated financial statements in Part II, Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

        Certain reclassifications have been made to prior year condensed consolidated financial statements to conform to the 2003 presentation.

New Accounting Pronouncements

        The Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," an Interpretation of Accounting Research Bulletin

No. 51, "Consolidated Financial Statements" ("FIN 46"), in January 2003. FIN 46 requires a company to consolidate a variable interest entity ("VIE") if the company is the primary beneficiary, defined as the entity with the majority of the expected losses or expected residual returns, or both. The guidance in FIN 46 is applicable for many special purpose entities and any other entity not explicitly excluded from the scope that does not meet the criteria set out in FIN 46 for determining whether analysis based on a majority of voting equity is appropriate. Generally, FIN 46 does not require consolidation of qualifying special purpose entities ("QSPEs") that meet the requirements of Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). In October 2003, the FASB deferred the effective date for applying FIN 46 to VIEs created before February 1, 2003 to fiscal periods ending after December 15, 2003. See Note 6 for more information.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and requires derivatives that contain a financing component to be disclosed in the statement of cash flows. The statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's financial position, results of operations or cash flows.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for an issuer's classification of certain financial instruments that have both liability and equity characteristics and imposes additional disclosure requirements. SFAS 150 applies to financial instruments entered into or modified after May 31, 2003 and is effective for fiscal periods beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial position, results of operations or cash flows.

Recent Developments

        On May 1, 2003, the Company sold its Pershing unit, which was part of the Financial Services segment, to The Bank of New York Company, Inc., and reported a pre-tax gain of approximately $1.3 billion and an after-tax gain of $852 million in the second quarter of 2003. The Company presented the assets and liabilities of its Pershing unit as "Assets held for sale" and "Liabilities held for sale" as of December 31, 2002 in the condensed consolidated statements of financial condition. The operating results of the Pershing unit, including the gain on the sale, have been presented as "Discontinued Operations" for all periods presented in the condensed consolidated statements of income. See Note 3 for more information.

        On March 20, 2003, the Company's immediate parent company, CSFBI, transferred Credit Suisse First Boston Management Corporation to the Company as a capital contribution, and the company was subsequently converted to the Delaware limited liability company Credit Suisse First Boston Management LLC ("Management LLC"). Management LLC engages in derivatives transactions and holds a portfolio of private equity, distressed assets and real estate investments. The derivatives transactions entered into by Management LLC have historically been designed to hedge certain trading and other positions held by Credit Suisse First Boston LLC ("CSFB LLC"), the Company's principal wholly owned subsidiary. The transfer of Management LLC has been accounted for at historical cost in a manner similar to pooling-of-interest accounting because Management LLC and the Company were under the common control of CSFBI at the time of the transfer. The Company has restated financial information for all periods presented to reflect the results of operations and financial position of Management LLC as if the Company had acquired it on November 3, 2000, the date that the Company was acquired by CSFBI.

2.    Stock-Based Compensation

        The stock plan (the "Plan") of Credit Suisse Group ("CSG"), the Company's ultimate parent, provide for stock options or other equity-based awards, including CSG shares, to the Company's employees as compensation for services performed. CSFBI purchases the shares on behalf of the Company but does not require reimbursement. Amounts contributed by CSFBI relating to compensation were $250 million and $461 million, net of taxes, for the nine months ended September 30, 2003 and 2002, respectively, and are considered a capital contribution to the Company and credited to paid-in-capital.

        During August 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," using the prospective method. Under the prospective method, compensation expense is recognized for all stock options and restricted stock granted for services provided after January 1, 2003 as the options and stock vest. Option awards granted for services provided before January 1, 2003, if not subsequently modified, will continue to be accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and no compensation expense has been or will be recognized for those option awards, which had no intrinsic value on the date of grant. Restricted stock awards granted in or before January 2003 for services provided in prior years (including those granted in January 2003 for services provided in 2002) were expensed in full during the year the services were provided because the restricted stock awards were fully vested at the time they were granted.

        In the third quarter of 2003, the Company introduced three-year vesting for all stock option and restricted stock awards, in line with investment banking industry practice. The imposition of three-year vesting is intended to improve employee retention and long-term performance.

        With the adoption of SFAS 123 and the change in vesting of stock option and restricted stock awards, the Company will expense stock option and restricted stock awards as they vest over the three-year service period, beginning with the grants expected in January 2004. Accordingly, compensation expense will be recognized over the service period based on the fair value of the stock option or restricted stock awards at the grant date. As a result of the change in vesting, the Company's accrued compensation expense of $85 million recorded in the first half of 2003 related to restricted stock awards expected to be granted in January 2004 was reversed, and compensation expense during the third quarter was significantly reduced compared to prior periods. The reversal of the first half accrual was more than offset by an incentive compensation accrual.

        On September 9, 2003, CSG completed its option reduction program, which entitled employees to exchange on a value-for-value basis certain existing options for new options or restricted stock. In accordance with SFAS 123, the Company did not recognize any compensation expense as a result of that exchange.

        If the Company had applied the fair-value based method under SFAS 123 to all equity-based awards in each period, net income would have decreased for the three and nine months ended September 30, 2003 and 2002 due to the fair valuation of stock options granted. The following table reflects this pro forma effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003(1)	2002	2003(1)	2002
	(In millions)		(In millions)
Net income (loss), as reported	$156	$(219)	$1,220	$329
Add: Stock-based employee compensation expense, net of related tax effects, included in reported net income	29	95	172	326
Deduct: Stock-based employee compensation expense, net of related tax effects, determined under the fair-value based method for all awards	(34)	(124)	(186)	(453)

Pro forma net income (loss)	$151	$(248)	$1,206	$202

(1)
Compensation expense for the three and nine months ended September 30, 2003 reflected the change in vesting discussed above.

3.    Discontinued Operations

        In accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," the Company presented the assets and liabilities of its Pershing unit as of December 31, 2002 as "Assets held for sale" and "Liabilities held for sale" in the condensed consolidated statements of financial condition. At December 31, 2002, "Assets held for sale" were $11.5 billion and "Liabilities held for sale" were $10.9 billion. The operating results of the Pershing unit, including the gain on the sale, for all periods presented are presented as "Discontinued operations" in the condensed consolidated statements of income.

        The following table summarizes the results of operations of Pershing, excluding the gain on the sale, for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In millions)		(In millions)
Total net revenues	$—	$205	$256	$643
Total expenses	—	174	219	543

Income from discontinued operations before income taxes	$—	$31	$37	$100

4.    Merger-Related Costs

        Merger-related costs represent retention awards related to the Acquisition, which are being expensed over a vesting period of generally three years. The Company expects to charge $5 million against earnings in the remaining three months of 2003 and $11 million against earnings in 2004 related to the remaining retention awards.

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

        The following table sets forth related party assets and liabilities as of September 30, 2003 and December 31, 2002. The Company has presented the assets and liabilities of Pershing as of December 31, 2002 as "Assets held for sale" and "Liabilities held for sale" in the condensed consolidated statements of financial condition and has excluded from the table below transactions between Pershing, which was sold in the second quarter of 2003, and any CSG affiliate, including the Company.

	September 30, 2003	December 31, 2002
	(In millions)
ASSETS
Securities purchased under agreements to resell	$9,722	$4,142
Securities borrowed	1,356	1,409
Receivables from customers	244	188
Receivables from brokers, dealers and other	2,948	408
Derivatives contracts	2,295	2,254
Taxes receivable (included in Other assets and deferred amounts)	—	97
Loans receivable from parent and affiliates	17,676	16,412

Total assets	$34,241	$24,910

LIABILITIES
Short-term borrowings	$13,867	$9,775
Securities sold under agreements to repurchase	20,833	14,394
Securities loaned	15,740	11,503
Payables to brokers, dealers and other	2,044	363
Derivatives contracts	1,015	1,212
Taxes payable (included in Other liabilities)	307	—
Intercompany payables (included in Other liabilities)	206	703

Total liabilities	$54,012	$37,950

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

        The following table sets forth the Company's related party revenues and expenses, excluding transactions with Pershing, for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In millions)		(In millions)
Principal transactions-net (derivatives contracts)	$216	$(281)	$268	$(225)
Commissions	(10)	(13)	(35)	(29)
Net interest expense	(36)	(63)	(97)	(232)

Total net revenues	$170	$(357)	$136	$(486)

Other operating expenses	$(44)	$(53)	$(118)	$(132)

Total expenses	$(44)	$(53)	$(118)	$(132)

        The following table sets forth revenues and expenses of Pershing with respect to related party transactions with the Company for the three and nine months ended September 30, 2003 and 2002. The operating results of Pershing for these periods are presented as "Discontinued operations" in the condensed consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In millions)		(In millions)
Commissions	$—	$11	$2	$32
Net interest revenues (expense)	—	6	(1)	14

Total net revenues (expense)	$—	$17	$1	$46

        For the three and nine months ended September 30, 2003, Pershing had no revenues from CSG, its subsidiaries and affiliates outside the Company. For the three and nine months ended September 30, 2002, Pershing had revenues of $8 million and $18 million, respectively, from CSG, its subsidiaries and affiliates outside the Company. For the three and nine months ended September 30, 2003 and 2002, Pershing had no expenses with respect to related party transactions with CSG, its subsidiaries and affiliates outside the Company.

        The Company sold at cost, without recourse, to CSFBI, the right, title and interest in certain assets with an aggregate value of $306 million and $342 million as of September 30, 2003 and December 31, 2002, respectively.

        As of June 30, 2003, the management of certain private equity funds with approximately $4.1 billion of committed capital was transferred to the Company's private equity business from the

Company's affiliate, Credit Suisse Asset Management. During the three months ended September 30, 2003, Credit Suisse Asset Management reimbursed the private equity business for all costs and expenses incurred by the Company in connection with managing the funds.

        Certain of the Company's directors, officers and employees and those of the Company's affiliates and their subsidiaries maintain margin accounts with CSFB LLC and other affiliated broker-dealers in the ordinary course of business. In addition, certain of such directors, officers and employees had investments or commitments to invest in various private equity funds sponsored by the Company, pursuant to which the Company has made loans to such directors, officers and employees, to the extent permitted by law. CSFB LLC and other affiliated broker-dealers, from time to time and in the ordinary course of business, enter into, as principal, transactions involving the purchase or sale of securities from or to such directors, officers and employees and members of their immediate families.

        The Company is included in a consolidated federal income tax return and combined New York State and New York City income tax returns filed by CSFBI. CSFBI allocates federal, state and local income taxes to its subsidiaries on a separate return basis. Any resulting liability is paid currently to CSFBI. Any credits for losses are paid by CSFBI to the Company to the extent that such credits are for tax benefits that have been used in the consolidated federal or combined state and local income tax return. CSFBI allocated to the Company a current income tax provision of $12 million and $1 million and a deferred income tax provision of $56 million and a deferred income tax benefit of $130 million for the three months ended September 30, 2003 and 2002, respectively, related to continuing operations. CSFBI allocated to the Company a current income tax benefit of $1 million and $15 million and a deferred income tax provision of $130 million and $157 million for the nine months ended September 30, 2003 and 2002, respectively, related to continuing operations.

6. Transfers and Servicing of Financial Assets

        As of September 30, 2003 and December 31, 2002, the fair market value of assets that the Company pledged to counterparties was $160.8 billion and $147.0 billion, respectively, of which $55.2 billion and $49.7 billion, respectively, are included in financial instruments owned in the condensed consolidated statements of financial condition.

        The Company has also received similar assets as collateral which the Company has the right to re-pledge or sell. The Company routinely re-pledges or lends these assets to third parties. As of September 30, 2003 and December 31, 2002, the fair market value of the assets pledged to the Company was $151.0 billion and $140.3 billion, respectively.

Securitization Activities

        The Company originates and purchases commercial mortgages and purchases residential mortgages for the purpose of securitization. The Company transfers these mortgage loans to QSPEs. These QSPEs issue securities that are backed by the assets transferred to the QSPEs and pay a return based on the returns on those assets. Investors in these mortgage-backed securities typically have recourse to the assets in the QSPE. The investors and the QSPEs have no recourse to the Company's assets. CSFB LLC is an underwriter of, and makes a market in, these securities.

        The Company purchases loans and other debt obligations from clients for the purpose of securitization. The loans and other debt obligations are transferred by the Company directly, or indirectly through affiliates, to QSPEs or other VIEs that issue collateralized debt obligations ("CDOs"). CSFB LLC structures, underwrites and makes a market in these CDOs.

        The Company may retain interests in these securitized assets in connection with its underwriting and market-making activities. The Company's exposure in its securitization activities is limited to its retained interests. Retained interests in securitized financial assets are included at fair value in financial instruments owned in the condensed consolidated statements of financial condition. Any changes in the fair value of these retained interests are recognized in the condensed consolidated statements of income. The fair values of retained interests are determined using present value of estimated future cash flows valuation techniques that incorporate assumptions that market participants customarily use in their estimates of values.

        The following table presents the proceeds and gain or loss related to the securitization of commercial mortgage loans, residential mortgage loans and CDOs for the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	Commercial mortgage loans	Residential mortgage loans	Collateralized debt obligations	Commercial mortgage loans	Residential mortgage loans	Collateralized debt obligations
	(In millions)
Proceeds from new securitizations	$4,756	$22,747	$4,044	$2,331	$17,776	$4,375
Gain (loss) on securitizations(1)	$203	$(51)	$36	$57	$(56)	$60

(1)
Includes the effects of hedging, underwriting and retained interest gains and losses and excludes all gains or losses, including net interest revenues, on assets prior to securitization. The net revenues earned while holding the residential mortgage loans prior to securitization significantly exceeded the amount of the losses from securitization.

        Key economic assumptions used in measuring the fair value of the retained interests at the date of securitization resulting from securitizations completed during the nine months ended September 30, 2003 were as follows:

Nine Months Ended September 30, 2003
	Commercial mortgage loans(1)	Residential mortgage loans	Collateralized debt obligations(2)
Weighted-average life (in years)	2.8	4.4	7.9
Prepayment speed assumption ("PSA") (in rate per annum)(3)	N/A	200 PSA to 325 PSA	N/A
Cash flow discount rate (in rate per annum)(4)	7.8%–12.8%	4.3%–37.5%	2.9%–6.9%
Expected credit losses (in rate per annum)(5)	—	—	—

        The following table sets forth the fair value of retained interests from securitizations not consolidated as of September 30, 2003, key economic assumptions used to determine the fair value and the sensitivity of the fair value to immediate adverse changes in those assumptions:

	September 30, 2003
	Commercial mortgage loans(1)	Residential mortgage loans	Collateralized debt obligations(2)
	(Dollars in millions)
Carrying amount/fair value of retained interests	$95	$834	$235
Weighted-average life (in years)	1.6	3.8	11.5
PSA (in rate per annum)(3)	N/A	250 PSA	N/A
Impact on fair value of 10% adverse change	—	$18	—
Impact on fair value of 20% adverse change	—	$29	—
Cash flow discount rate (in rate per annum)(4)	10.3%	16.8%	5.9%
Impact on fair value of 10% adverse change	$1	$2	$8
Impact on fair value of 20% adverse change	$3	$4	$17
Expected credit losses (in rate per annum)(5)	—	—	—
Impact on fair value of 10% adverse change(6)	$—	$—	$1
Impact on fair value of 20% adverse change(6)	$—	$1	$3

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

(4)
The rate is based on the weighted average yield on the retained interest.

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

Variable Interest Entities

        Pursuant to FIN 46, the Company is consolidating VIEs created after January 31, 2003 for which it is the primary beneficiary, defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both. In October 2003, the FASB deferred the effective date for applying FIN 46 to VIEs created before February 1, 2003 to fiscal periods ending after December 15, 2003. Accordingly, the Company expects to consolidate VIEs created before February 1, 2003 for which it is the primary beneficiary in the fourth quarter of 2003.

        The Company has variable interests in several CDO VIEs. As described under "—Securitization Activities," in the normal course of its business, the Company purchases loans and other debt obligations from and on behalf of clients for the purpose of securitization. These assets are sold to and warehoused by affiliates and, at the end of a warehousing period, the assets are sold to QSPEs or VIEs for securitization. In connection with its underwriting and market-making activities, the Company may retain interests in the CDO VIEs. The CDO entities may have actively managed ("open") portfolios or static or unmanaged ("closed") portfolios.

        The open CDO entities are managed by collateral managers and do not qualify for QSPE status. The Company has consolidated open CDO VIEs created after January 31, 2003 for which it is the primary beneficiary. As of September 30, 2003, the Company recorded $1.2 billion, the carrying amount of the assets of these CDO VIEs, in financial instruments owned and $1.0 billion, the carrying amount of the liabilities of these CDO VIEs, in other liabilities. The Company's maximum exposure to loss was $236 million, which was the amount of its retained interests as of September 30, 2003. This amount was eliminated in consolidation. The Company expects to consolidate, in the fourth quarter of 2003, those open CDO VIEs created prior to February 1, 2003 for which it is the primary beneficiary. The carrying amount of the assets of these CDO VIEs that would be included in financial instruments owned was $753 million as of September 30, 2003. The Company's maximum exposure to loss was $8 million, which was the amount of its retained interests as of September 30, 2003, carried at fair value in financial instruments owned. This amount would be eliminated in consolidation. The beneficial interests of these consolidated CDO VIEs are payable solely from the cash flows of the related collateral, and the creditors of these VIEs do not have recourse to the Company in the event of default.

        The Company also retains significant debt and equity interests in open CDO VIEs that are not consolidated because the Company is not the primary beneficiary. The total assets in these CDO VIEs as of September 30, 2003 were $2.0 billion. The Company's maximum exposure to loss as of September 30, 2003 was $36 million, which was the amount of its retained interests, carried at fair value in financial instruments owned.

        In addition, the Company retains small, minority debt and equity interests in open CDO VIEs. These CDO VIEs are also not consolidated because the Company is not the primary beneficiary. The Company's maximum exposure to loss in those VIEs as of September 30, 2003 was $134 million, which was the amount of its retained interests, carried at fair value in financial instruments owned.

        The closed CDO transactions are structured to use QSPEs, which are not consolidated in the Company's financial statements. The Company's maximum exposure to loss as of September 30, 2003 was $57 million, which was the amount of its retained interests, carried at fair value in financial instruments owned.

        The Company is still evaluating the impact of FIN 46, and it may be required to consolidate other entities with which it is involved in the normal course of business that may be deemed to be VIEs for which the Company is the primary beneficiary.

7. Borrowings

        Short-term borrowings are generally demand obligations with interest approximating the federal funds rate, LIBOR or other money market indices. Such borrowings are generally used to facilitate the securities settlement process, to finance securities inventories and to finance securities purchased by customers on margin. As of September 30, 2003 and December 31, 2002, there were no short-term borrowings secured by Company-owned securities.

        The Company has two commercial paper programs exempt from registration under the Securities Act of 1933 that allow the Company to issue up to $7.0 billion in commercial paper. As of September 30, 2003 and December 31, 2002, $873 million and $2.1 billion, respectively, of commercial paper was outstanding under these programs.

        In April 2002, the Company filed with the SEC a shelf registration statement that allows the Company to issue from time to time up to $10.0 billion of senior and subordinated debt securities, and warrants to purchase such securities. Under that shelf registration statement, the Company had, at November 7, 2003, approximately $4.5 billion available for issuance.

        The following table sets forth the Company's long-term borrowings as of September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002
	(In millions)
Senior notes 4.63%-8.00%, due various dates through 2032	$16,087	$14,735
Medium-term notes 1.04%-7.53%, due various dates through 2032	7,795	8,185
Structured borrowings 7.06%-7.34%, due various dates through 2014	134	174

Total long-term borrowings	$24,016	$23,094

Current maturities of long-term borrowings	$2,065	$3,589

        For the nine months ended September 30, 2003 and 2002, interest paid on all borrowings and financing arrangements was $3.6 billion and $3.4 billion, respectively. As of September 30, 2003 and December 31, 2002, long-term borrowings included unrealized appreciation of approximately $1.1 billion and $1.2 billion, respectively, associated with fair value hedges under SFAS 133. As of September 30, 2003 and December 31, 2002, the Company had entered into interest rate and currency swaps on $15.6 billion and $15.0 billion, respectively, of the Company's long-term borrowings for hedging purposes. Substantially all of these swaps qualified as fair value hedges under SFAS 133. See Note 11 for more information.

        The Company maintains a 364-day $1.0 billion committed revolving credit facility with a syndicate of banks available to the Company as borrower. This facility, which is guaranteed by CSG, extends through May 2004. The Company's principal wholly owned broker-dealer subsidiary, CSFB LLC, maintains a 364-day $200 million committed secured revolving credit facility, extending through August 2004, with an unaffiliated bank. The secured facility requires CSFB LLC to pledge unencumbered marketable securities if the facility is drawn upon. Borrowings under each facility would bear interest at short-term rates related to either the federal funds rate or LIBOR and can be used for general corporate purposes. Both facilities contain customary covenants that the Company believes will not impair its ability to obtain funding. As of September 30, 2003, no borrowings were outstanding under either facility.

2003 Financings:

        In the nine months ended September 30, 2003, the Company issued $1.2 billion in medium-term notes, $1.0 billion of 5.5% notes due 2013 and $300 million of 6.125% notes due 2011 under its $10.0 billion shelf registration statement and $1.5 billion in medium-term notes under a $5.0 billion Euromarket program established in July 2001.

        During the nine months ended September 30, 2003, the Company repaid approximately $3.1 billion of medium-term notes and $23 million of structured notes.

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

        The Company's subsidiaries, generally acting as managing general partner, manage many private equity partnerships (the "Funds"). When the investment performance on CSFB-managed Funds exceeds specific thresholds, the Company and certain other general partners (the "GPs") may be entitled to receive a carried interest distribution. Carried interest distributions are based on the cumulative investment performance of each Fund at the time the distribution is made. As a result, the Company, in its capacity as a GP (or general partner or managing member of a GP), may be obligated to return to investors in the Funds all or a portion of the carried interest distributions received by the GPs if the GPs have received excess carried interest payments over the life of the Funds under the governing documents of the Funds. The amount of such contingent obligation is based upon the performance of the Funds but cannot exceed the amount received by the GPs. As of September 30, 2003 and December 31, 2002, the maximum amount of such contingent obligations was $228 million and $155 million, respectively, assuming the Funds' remaining investments were worthless. Assuming the Funds' remaining investments were sold at their current carrying values as of September 30, 2003 and December 31, 2002, the contingent obligations would have been $11 million and $31 million, respectively.

        In addition, pursuant to certain contractual arrangements, the Company is obligated to make cash payments to certain investors in certain Funds if specified performance thresholds are not met by such Funds. As of September 30, 2003 and December 31, 2002, the maximum amount of such contingent obligations was $44 million and $37 million, respectively, assuming the Funds' remaining investments were worthless. Assuming the Funds' remaining investments were sold at their current carrying values at both September 30, 2003 and December 31, 2002, the contingent obligations would have been $1 million.

        As of both September 30, 2003 and December 31, 2002, the Company had investments in private equity and other long-term investments of $1.0 billion and had commitments to invest up to an additional $1.4 billion and $1.7 billion as of September 30, 2003 and December 31, 2002, respectively. Changes in net unrealized appreciation/depreciation arising from changes in fair value and the gain or loss realized upon sale are reflected in principal transactions-net in the condensed consolidated statements of income.

9. Net Capital

        The Company's principal wholly owned subsidiary, CSFB LLC, is a registered broker-dealer, registered futures commission merchant and member firm of the New York Stock Exchange Inc. ("NYSE"). As such, it is subject to the NYSE's net capital rule, which conforms to the uniform net capital rule pursuant to Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the alternative method permitted by this rule, the required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds, whichever is greater. If a member firm's net capital is less than four percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm's net capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. As of September 30, 2003, CSFB LLC's net capital of approximately $2.6 billion was 35% of aggregate debit balances and in excess of the minimum requirement by approximately $2.5 billion. The Company's over-the-counter ("OTC") derivatives dealer subsidiary, Credit Suisse First Boston Capital LLC, is also subject to the uniform net capital rule, but calculates its net capital requirements under Appendix F of Rule 15c3-1.

        Certain other subsidiaries are subject to capital adequacy requirements. As of September 30, 2003, the Company and its subsidiaries complied with all applicable regulatory capital adequacy requirements.

10. Cash and Securities Segregated Under Federal and Other Regulations

        In compliance with the Commodity Exchange Act, CSFB LLC segregates funds deposited by customers and funds accruing to customers as a result of trades or contracts. As of September 30, 2003 and December 31, 2002, cash and securities aggregating $2.9 billion and $1.8 billion, respectively, were segregated or secured by CSFB LLC in separate accounts exclusively for the benefit of customers.

        In accordance with the SEC's no-action letter dated November 3, 1998, CSFB LLC computed a reserve requirement for the proprietary accounts of introducing broker-dealers. As of September 30, 2003 and December 31, 2002, CSFB LLC segregated securities aggregating $162 million and $41 million, respectively, on behalf of introducing broker-dealers. As of December 31, 2002, Pershing LLC, which was sold in connection with the Pershing sale, segregated $283 million on behalf of introducing broker-dealers.

        In addition, CSFB LLC segregated U.S. Treasury securities with a market value of $4.6 billion and $2.3 billion as of September 30, 2003 and December 31, 2002, respectively, in a special reserve bank account exclusively for the benefit of customers as required by Rule 15c3-3 of the Exchange Act. Pershing LLC segregated $2.8 billion in a special reserve account exclusively for the benefit of customers as of December 31, 2002.

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

        The gains and losses related to the ineffective component of the fair value hedges were not material for the nine months ended September 30, 2003 and 2002.

        Other derivatives used for hedging purposes that do not qualify as hedges under SFAS 133 are carried at fair value with changes in value included in principal transactions-net in the condensed consolidated statements of income. For the nine months ended September 30, 2003 and 2002, the Company recognized a pre-tax gain of $3 million and a pre-tax loss of $7 million, respectively, for these derivatives.

Trading Derivatives

        The Company enters into various transactions using derivatives for trading purposes, to hedge trading exposures or to provide products to its clients. These derivatives include options, forwards, futures and swaps.

Options

        The Company writes option contracts specifically designed to meet customer needs, for trading purposes or for hedging purposes. The options do not expose the Company to credit risk because the Company, not its counterparty, is obligated to perform. At the beginning of the contract period, the Company receives a cash premium. During the contract period, the Company bears the risk of unfavorable changes in the value of the financial instruments underlying the options. To manage this market risk, the Company purchases or sells cash or derivative financial instruments on a proprietary basis. Such purchases and sales may include debt and equity securities, forward and futures contracts, swaps and options.

        The Company also purchases options to meet customer needs, for trading purposes or for hedging purposes. With purchased options, the Company gets the right, for a fee, to buy or sell the underlying instrument at a fixed price on or before a specified date. The underlying instruments for these options include fixed income securities, equities, foreign currencies and interest rate instruments or indices. The counterparties to these option contracts are reviewed to determine whether they are creditworthy.

Forwards

        The Company enters into forward purchases and sales contracts for mortgage-backed securities, foreign currencies and commitments to buy or sell residential mortgages. In addition, the Company enters into futures contracts on equity-based indices and other financial instruments, as well as options on futures contracts.

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

Quantitative Disclosures for All Derivatives

        The fair values of all derivatives contracts outstanding as of September 30, 2003 and December 31, 2002 were as follows:

	September 30, 2003		December 31, 2002
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Options	$2,442	$2,397	$830	$1,110
Forward contracts	2,550	2,761	719	655
Swaps	2,586	1,153	2,407	1,084

Total	$7,578	$6,311	$3,956	$2,849

        These assets and liabilities are included as derivatives contracts in financial instruments owned/sold not yet purchased, respectively, in the condensed consolidated statements of financial condition.

12. Commitments

        The following table sets forth certain of the Company's long-term commitments, including the current portion, as of September 30, 2003:

	Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total commitments
	(In millions)
Standby repurchase agreements(1)	$—	$75	$—	$—	$75
Operating leases(2)	200	351	333	1,607	2,491
Private equity(3)	31	216	339	797	1,383

Total commitments	$231	$642	$672	$2,404	$3,949

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

        The Company obtained letters of credit of $192 million and $543 million as of September 30, 2003 and December 31, 2002, respectively, in order to satisfy counterparty collateral requirements.

        In addition, as of September 30, 2003 the Company had certain commitments that expire within one year, including commitments to enter into resale agreements of $7.3 billion.

        The Company has contractual obligations related to certain information technology and mainframe systems. As of September 30, 2003, these obligations were not significant. The Company had no capital lease obligations as of September 30, 2003. For certain of the Company's additional commitments, see Notes 7, 8 and 13.

13. Guarantees

        In the ordinary course of business, the Company enters into guarantee contracts as guarantor. FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") requires disclosure by a guarantor of its maximum potential payment obligations under certain of its guarantees to the extent that it is possible to estimate them. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing such guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that certain events or conditions occur. With certain exceptions, these recognition requirements apply to any new guarantees entered into, or current guarantees that are modified, after December 31, 2002.

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

        The following table sets forth the maximum quantifiable contingent liability associated with guarantees covered by FIN 45 as of September 30, 2003 by maturity:

	Guarantee of Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total guarantees
	(In millions)
Performance guarantees	$—	$—	$—	$131	$131
Market value guarantees	3,384	2,392	1,291	965	8,032
Related party guarantees	—	—	—	1,375	1,375

Total guarantees	$3,384	$2,392	$1,291	$2,471	$9,538

Performance Guarantees

        In the ordinary course of business, the Company enters into contracts that would require it, as the guarantor, to make payments to the guaranteed party based on a third party's failure to perform under an agreement. As of September 30, 2003, the Company had a maximum contingent liability of $131 million under performance guarantees.

Market Value Guarantees

        In the ordinary course of business, the Company enters into OTC contracts that contingently require it, as the guarantor, to make payments based on changes in an underlying financial instrument.

Included in this category are certain written OTC put option contracts, pursuant to which the counterparty can potentially force the Company to acquire the underlying financial instrument or require the Company to make a cash payment in an amount equal to the decline in value of the financial instrument underlying the OTC put option. Also included in this category are credit derivatives that may subject the Company to credit spread or issuer default risk because the change in credit spreads or the credit quality of the underlying financial instrument may obligate the Company to make a payment. The Company seeks to manage these OTC derivatives exposures by engaging in various hedging strategies to reduce its exposure, such as purchasing an option to sell the related financial instrument or entering into other offsetting derivatives contracts.

        FIN 45 does not require disclosures about derivatives if they can be cash settled and the Company has no basis to conclude that it is probable that the counterparties held the underlying instruments related to the derivative at the inception of the contract. Derivatives meeting both of these criteria are not disclosed in the table above.

        As of September 30, 2003, the Company recorded $403 million in market value guarantees. These guarantees are reflected as derivatives contracts in the condensed consolidated statements of financial condition. See Note 11 for more information on derivatives. The maximum gross contingent liability, excluding any potential offset from hedging activities of these contracts, is $8.0 billion, of which $5.4 billion is with CSG affiliates, and represents the obligation of the Company in the event that all the underlying securities are worthless, the likelihood of which the Company believes is remote.

Related Party Guarantees

        For purposes of FIN 45, related party guarantees refer to any guarantees issued by the Company for obligations of any company ("affiliates") controlled by CSG, the Company's ultimate parent, unless it is one of the Company's consolidated subsidiaries. Guarantees issued by the Company for the obligations of its consolidated subsidiaries are excluded because they do not create any incremental liability.

        The Company issues guarantees to customers with respect to certain obligations of its affiliates in the ordinary course of business, including, but not limited to, certain derivatives transactions. Failure to perform by an affiliate would require the Company to perform under the guarantee. The maximum contingent liability of future payments of guarantees issued to counterparties of affiliates as of September 30, 2003 was $1.4 billion. While the maximum contingent liability represents possible future payments under the guarantees, the Company believes that the likelihood of nonperformance by these affiliates is remote. Excluded from the maximum contingent liability above are certain guarantees for which an estimate cannot be made because the exposure is unlimited and therefore impossible to estimate.

Guarantees Related to Private Equity Carried Interest

        Under certain circumstances, the Company has provided investors in private equity funds sponsored by the Company guarantees of potential obligations of certain GPs to return amounts previously paid as carried interest to those GPs. To manage its exposure, the Company generally withholds a portion of carried interest distributions to cover any repayment obligations. As of

September 30, 2003, the Company had a maximum contingent liability of $228 million related to such arrangements, assuming the funds' remaining investments were worthless, and of $11 million, assuming the funds' remaining investments were sold at their current carrying values; the amounts of such guarantees are included in the contingent obligations disclosed in Note 8.

Guarantees of Collection of Prepayment Penalties

        As part of the Company's residential mortgage securitization activities, the Company at times guarantees the collection by the servicer of prepayment penalties. As of September 30, 2003, the Company's maximum exposure, assuming all of the underlying borrowers prepaid the loans and no prepayment penalties were collected by the servicer, was $334 million.

Other Guarantees

        The Company has certain guarantees for which its maximum contingent liability cannot be quantified. These guarantees are not reflected in the table above and are discussed below.

Indemnifications issued in connection with asset sales

        In connection with sales of certain assets or businesses, the Company has provided purchasers customary indemnification provisions based on changes in an underlying asset or liability relating to the assets sold. These indemnification provisions are negotiated with the purchaser of the assets or businesses and vary in their scope and duration. These indemnification provisions generally shift the risk of certain unquantifiable and unknowable loss contingencies (e.g., relating to litigation, tax and intellectual property matters) from the purchaser to the seller, as known or quantifiable loss contingencies generally are reflected in the value of the assets or businesses being sold. The Company has determined that it is not possible to make an estimate of the maximum amount that the Company could be obligated to pay under these indemnification provisions. To date, the Company's actual payments arising from these indemnification provisions have been in connection with litigation matters and have not been material.

Tax gross-up arrangements

        The Company provides indemnifications to certain counterparties in connection with its normal operating activities. The Company has determined that it is not possible to make an estimate of the maximum amount it could be obligated to pay. As a normal part of issuing its own securities, the Company typically agrees to reimburse holders for additional tax withholding charges or assessments resulting from changes in applicable tax laws or the interpretation of those laws. Securities that include these agreements to pay additional amounts generally also include a related redemption or call provision if the obligation to pay the additional amounts results from a change in law or its interpretation and the obligation cannot be avoided by the issuer taking reasonable steps to avoid the payment of additional amounts. Since such potential obligations are dependent on future changes in tax laws, the related liabilities the Company may incur as a result of such changes cannot be reasonably estimated. In light of the related call provisions typically included, the Company does not expect any potential liabilities in respect of tax gross-ups to be material.

Exchange and clearinghouse memberships

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

        The Company's segments are managed based on types of products and services offered and their related client bases. The Company evaluates the performance of its segments based primarily on income (loss) before income taxes and discontinued operations.

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

        The Financial Services segment provides investment advisory services to high-net-worth individuals and the financial intermediaries that represent them. The range of services includes single-stock brokerage, hedging and sales of restricted securities and investment management products, such as third-party managed accounts and alternative investments. The presentation of Pershing results, including the gain on the sale in the second quarter of 2003, as "Discontinued operations" for all periods presented resulted in a material decrease in the Financial Services segment's revenues as the Pershing business contributed materially to the net revenues of the Financial Services segment.

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

        The Company has not allocated merger-related and certain other costs and charges to its segments because none of these costs represents normal operating costs. Instead, these costs are in the Elimination & Other category in the table below. The Company's results from the legacy private equity and distressed businesses are also included in the Elimination & Other category in the table below. All other accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

        The following table sets forth the net revenues excluding net interest, net interest revenue (expense), total net revenues, total expenses and income (loss) from continuing operations before provision (benefit) for income taxes and discontinued operations of the Company's segments and reconciles the Company's segment totals to the Company's condensed consolidated results.

	Institutional Securities
	Investment Banking	Equity	Fixed Income(3)	Institutional Securities	Financial Services	Total for Reported Segments	Elimination & Other(2)	Total
	(In millions)
Three Months Ended September 30, 2003:
Net revenues excluding net interest	$359	$269	$(139)	$489	$55	$544	$26	$570
Net interest revenue (expense)	13	32	495	540	4	544	(15)	529

Total net revenues	372	301	356	1,029	59	1,088	11	1,099
Total expenses	216	216	278	710	61	771	104	875

Income (loss)(1)	$156	$85	$78	$319	$(2)	$317	$(93)	$224

Three Months Ended September 30, 2002:
Net revenues excluding net interest	$296	$229	$(205)	$320	$57	$377	$(186)	$191
Net interest revenue (expense)	13	16	474	503	3	506	(10)	496

Total net revenues	309	245	269	823	60	883	(196)	687
Total expenses	357	268	370	995	66	1,061	(6)	1,055

Income (loss)(1)	$(48)	$(23)	$(101)	$(172)	$(6)	$(178)	$(190)	$(368)

Nine Months Ended September 30, 2003:
Net revenues excluding net interest	$1,039	$843	$72	$1,954	$163	$2,117	$31	$2,148
Net interest revenue (expense)	24	95	1,498	1,617	8	1,625	(29)	1,596

Total net revenues	1,063	938	1,570	3,571	171	3,742	2	3,744
Total expenses	835	808	1,085	2,728	189	2,917	354	3,271

Income (loss)(1)	$228	$130	$485	$843	$(18)	$825	$(352)	$473

Segment assets at September 30, 2003	$1,616	$65,052	$173,988	$240,656	$36	$240,692	$297	$240,989

Nine Months Ended September 30, 2002:
Net revenues excluding net interest	$1,243	$1,028	$142	$2,413	$219	$2,632	$248	$2,880
Net interest revenue (expense)	27	44	1,317	1,388	11	1,399	(34)	1,365

Total net revenues	1,270	1,072	1,459	3,801	230	4,031	214	4,245
Total expenses	1,214	894	1,279	3,387	254	3,641	198	3,839

Income (loss)(1)	$56	$178	$180	$414	$(24)	$390	$16	$406

Segment assets at December 31, 2002	$1,487	$52,900	$169,748	$224,135	$92	$224,227	$11,870	$236,097

(1)
Income (loss) from continuing operations before provision (benefit) for income taxes and discontinued operations (including gain on the sale of Pershing).

(2)
The Company has not allocated merger-related costs and certain other costs to reported segments because none of these costs represents normal operating costs. These costs are included in the Elimination & Other category. Also included in this category are:

•
Intercompany accounts/intersegmental revenue charges that are eliminated in consolidation and other revenues and expenses that are not directly attributable to the Company's segments;

•
The results for the broker-dealers, CSFBdirect LLC, DLJdirect Ltd. and Autranet, LLC up to the time of, and the gain resulting from, their sale in the first quarter of 2002;

•
Certain expenses related to deferred compensation and return-on-equity ("ROE") units, the value of which is tied to the return on equity of CSFB over a three-year period; and

•
The results from legacy private equity and distressed businesses.

(3)
Interest income (expense) is accrued at the stated coupon rate for coupon-bearing financial instruments, and for non-coupon-bearing financial instruments, interest income is recognized by accreting the discount over the life of the instrument. For coupon-bearing financial instruments purchased at a discount or premium, the difference between interest income (expense) accrued at the stated coupon rate and interest income (expense) determined on an effective yield basis is included in principal transactions-net in the Company's condensed consolidated statements of income and in net revenues excluding net interest above.

        The Company's principal operations are located in the United States. The Company's foreign revenues are not significant.

15. Legal Proceedings

        The Company is involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its businesses. These actions have been brought on behalf of various classes of claimants and, unless otherwise specified, seek damages of material and/or indeterminate amounts. The Company believes, based on currently available information and advice of counsel, that the results of such proceedings, in the aggregate, will not have a material adverse effect on its financial condition but might be material to operating results for any particular period, depending, in part, upon the operating results for such period. For a discussion of the Company's legal proceedings, see "Legal Proceedings" in Part II, Item 1.

Independent Accountants' Review Report

The Board of Directors and Stockholder
Credit Suisse First Boston (USA), Inc.:

        We have reviewed the accompanying condensed consolidated statement of financial condition of Credit Suisse First Boston (USA), Inc. and subsidiaries (formerly known as Donaldson, Lufkin & Jenrette, Inc. and subsidiaries) as of September 30, 2003, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002, and the related condensed consolidated statements of changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of Credit Suisse First Boston (USA), Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ KPMG LLP New York, New York October 27, 2003

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

ITEM 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations

        We are a leading integrated investment bank serving institutional, corporate, government and individual clients. We are part of the Credit Suisse First Boston business unit, which we call CSFB, of Credit Suisse Group, or CSG, and our results do not necessarily reflect the overall performance of CSFB or CSG. When we use the terms "we" and "our" and the "Company," we mean Credit Suisse First Boston (USA), Inc., a Delaware corporation, and its consolidated subsidiaries.

        The Company's principal operations are located in the United States. The Company's foreign revenues are not significant.

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

        Despite concerns over low levels of capital spending and high unemployment, the U.S. economy continued to gain momentum in the third quarter of 2003, as low interest rates spurred consumer spending. The strengthening economy and expectations of improved corporate earnings prompted increases in the stock market, with the Dow Jones Industrial Average up 3% and 11%, the Standard & Poor's 500 stock index up 2% and 13%, and the NASDAQ composite index up 10% and 34% for the three and nine months ended September 30, 2003, respectively.

        The fixed income markets experienced interest rate volatility during July and August over concerns that the Federal Reserve Board would raise its federal funds rate target. These concerns drove up the yield on the 10-year Treasury note and threatened to slow mortgage refinancing and certain consumer spending, two elements that have been vital in the economy's recovery. In August, Treasury prices rebounded when the Federal Reserve Board left the federal funds rate at 1%, a 41-year low, and reassured the market that it intended to maintain a low interest rate policy.

        The dollar value of U.S. equity and equity-related underwriting for the three and nine months ended September 30, 2003 increased 131% and 6%, respectively, compared with the same periods in 2002, due to increases in convertible bond offerings. The dollar value of proceeds from initial public offerings in the United States for the three and nine months ended September 30, 2003 decreased 16% and 65%, respectively, compared with the same periods in 2002; however, demand for more conventional equity products increased in the third quarter as reflected in the increase in the number of initial public offerings compared with the first and second quarters of 2003. Fixed income underwriting continued to perform well despite the volatility in the debt markets during July and August, and the dollar value of U.S. debt underwriting for the three and nine months ended September 30, 2003 climbed 24% and 17%, respectively, compared with the same periods in 2002. The dollar value of completed mergers and acquisitions in the United States for the three and nine months ended September 30, 2003 was down 40% and 18%, respectively, compared with the same periods in 2002, despite increased activity in June and July.

RECENT DEVELOPMENTS

        On May 1, 2003, we sold our Pershing unit, which was part of the Financial Services segment, to The Bank of New York Company, Inc. and reported a pre-tax gain of approximately $1.3 billion and an after-tax gain of $852 million in the second quarter of 2003. We presented the assets and liabilities of our Pershing unit as "Assets held for sale" and "Liabilities held for sale" as of December 31, 2002 in the condensed consolidated statements of financial condition. The operating results of the Pershing unit, including the gain on the sale, have been presented as "Discontinued operations" for all periods presented in the condensed consolidated statements of income.

        On March 20, 2003, our immediate parent company, Credit Suisse First Boston, Inc., or CSFBI, transferred Credit Suisse First Boston Management Corporation to us as a capital contribution, and, subsequently, the company was converted to the Delaware limited liability company Credit Suisse First Boston Management LLC, or Management LLC. Management LLC engages in derivatives transactions and holds a portfolio of private equity, distressed assets and real estate investments. The derivatives transactions entered into by Management LLC have historically been designed to hedge certain trading and other positions held by Credit Suisse First Boston LLC, or CSFB LLC. The transfer of Management LLC was accounted for at historical cost in a manner similar to pooling-of-interest accounting because Management LLC and we were under the common control of CSFBI at the time of the transfer. We have restated financial information for all periods presented to reflect the results of operations and financial position of Management LLC as if we had acquired it on November 3, 2000, the date that we were acquired by CSFBI.

        In the third quarter of 2003, we introduced three-year vesting for all stock option and restricted stock awards, in line with investment banking industry practice. The imposition of three-year vesting is intended to improve our employee retention and long-term performance. Following our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123, "Accounting for Stock-Based Compensation," or SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," and the change in vesting of stock option and restricted stock awards, we will expense stock option and restricted stock awards as they vest over the three-year service period, beginning with the grants we expect to make in January 2004. Accordingly, compensation expense will be recognized over the service period based on the fair value of the stock option or restricted stock awards at the grant date. As a result of the change in vesting, we reversed our accrued compensation expense of $85 million recorded in the first half of 2003 related to restricted stock awards expected to be granted in January 2004, and our compensation expense during the third quarter was significantly reduced compared to prior periods. The reversal of the first half accrual was more than offset by an incentive compensation accrual. See Note 2 of the condensed consolidated financial statements in Part I, Item 1.

        On September 9, 2003, CSG completed its option reduction program, which entitled employees to exchange on a value-for-value basis certain existing options for new options or restricted stock. In accordance with SFAS 123, we did not recognize any compensation expense as a result of that exchange.

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

Fair Value

        As is the normal practice in our industry, the values we report in the condensed consolidated financial statements with respect to "Financial instruments owned" and "Financial instruments sold not yet purchased" are in most cases based on fair value, with related unrealized and realized gains or losses included in the condensed consolidated statements of income. Commercial mortgage whole loans and certain residential mortgage whole loans held for sale are carried at the lower of aggregate cost or fair value.

        Fair value may be objective, as is the case for exchange-traded instruments, for which quoted prices in price-efficient and liquid markets generally exist, or as is the case where a financial instrument's fair value is derived from actively quoted prices or pricing parameters. Fair value may also be subjective and dependent on varying degrees of judgment depending on liquidity, concentration, uncertainty of market factors and pricing assumptions and other risks affecting the specific instrument; valuation adjustments are made in such circumstances to reflect these investments at management's best estimate of fair value. In addition, there are circumstances in which financial instruments that are ordinarily valued on quoted prices may be distorted in times of market dislocation.

  Controls Over Fair Valuation Process

        Control processes are applied to ensure that the fair values reported in our condensed consolidated financial statements are appropriate and measured on a reliable basis. These control processes include price verification procedures and reviews of models used to price financial instruments by personnel with relevant expertise who are independent of the trading and investment functions. For further discussion of our risk management policies and procedures, see "Quantitative and Qualitative Disclosure About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2002.

  Valuation

        The fair value of the vast majority of our financial instruments owned and financial instruments sold not yet purchased is based on quoted market prices or observable market parameters or is derived from such prices or parameters. The fair value of our cash positions in U.S. government and agency securities and corporate debt, equity and commercial paper is based principally on observable market prices (i.e., dealer quotes or exchange-traded prices) or derived from observable market prices. For those cash positions in corporate debt and equity that are thinly traded or not quoted, more judgment is required in the determination of fair value. Examples of cash products with no quoted prices or that are thinly traded are certain high-yield debt securities, certain collateralized mortgage obligations, distressed debt securities and equity securities that are not publicly traded. Generally, the techniques used to determine fair value for these positions are based on the type of product. For certain debt securities for which market prices are not available, value is based on yields reflecting the perceived risk of the issuer or country rating and the maturity of the security, which may involve some judgment. For other thinly traded securities, including convertible securities and asset-backed securities, internal and external models are used that take into consideration the input parameters such as underlying stock price, dividend rates, credit spreads, foreign exchange rates, prepayment rates and equity market volatility. For certain asset-backed securities, pricing models employing prepayment scenarios are used.

        Financial instruments held in the distressed portfolio are typically issued by private companies under significant financial duress and/or near bankruptcy. Due to the less liquid nature of these financial instruments, valuation techniques often include earnings-multiple analyses, similar market transactions and default recovery analyses. In addition, liquidity and credit concerns are also considered in the determination of fair value. All of these factors contribute to significant subjectivity in the valuation of these financial instruments. As of September 30, 2003 and December 31, 2002, the fair value of our distressed financial instruments, net of valuation adjustments, was $183 million and $208 million, respectively.

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

        Our derivatives portfolio includes both exchange-traded and over-the-counter, or OTC, derivatives. The fair value of exchange-traded derivatives is typically derived from the observable exchange price and/or observable market parameters. Our primary exchange-traded derivatives include futures and certain option agreements. OTC derivatives include forwards, swaps and options on foreign exchange, interest rates, equities and credit products. Fair values for OTC derivatives are determined on the basis of internally developed proprietary models using various input parameters. The input parameters include those characteristics of the derivative that have a bearing on the economics of the instrument and market parameters. In well-established derivatives markets, the use of a particular model may be widely accepted. For example, the Black-Scholes model is widely used to calculate the fair value of many types of options. These models are used to calculate the fair value of OTC derivatives and to facilitate the effective risk management of the portfolio. The determination of the fair value of many derivatives involves only limited subjectivity because the required input parameters are observable in the marketplace. The pricing of these instruments is referred to as "direct." For other more complex derivatives, subjectivity relating to the determination of input parameters reduces price transparency. The pricing of these instruments is referred to as "indirect." Specific areas of subjectivity include long-dated volatilities on OTC option transactions and recovery rate assumptions for credit derivative transactions. Uncertainty of pricing assumptions and liquidity are also considered as part of the valuation process. As of September 30, 2003 and December 31, 2002, substantially all of the replacement values reported in our condensed consolidated statement of financial condition were derived using direct pricing.

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

  Public Securities

        Publicly traded investments are valued based upon readily available market quotes with the appropriate adjustments for liquidity as a result of holding large blocks and/or having trading restrictions. As of September 30, 2003 and December 31, 2002, the fair value of public securities in our private equity portfolio was $55 million and $57 million, respectively.

  Private Securities

        CSFB-Managed Funds.    CSFB-managed funds are funds for which CSFB acts as fund advisor and makes investment decisions. The investments in the funds are valued taking into account a number of factors, such as the most recent round of financing involving unrelated new investors, earnings multiple analyses using comparable companies or discounted cash flow analysis. The investments in fund of funds partnerships are valued based on periodic statements received from the underlying fund manager. As of September 30, 2003 and December 31, 2002, the fair value of our investments in CSFB-managed funds was $539 million and $486 million, respectively.

        Direct Investments.    Direct investments are generally side-by-side investments in portfolio companies of CSFB-managed or third-party-managed funds. The investments are valued in accordance with the procedures for CSFB-managed or third-party-managed funds. As of September 30, 2003 and December 31, 2002, the fair value of direct investments in our private equity portfolio was $184 million and $288 million, respectively.

        Funds Managed by Third Parties.    Funds managed by third parties are limited partnership interests in a fund managed by an external fund manager. These funds are valued based on periodic statements received from the general partner of the fund. As of September 30, 2003 and December 31, 2002, the fair value of funds managed by third parties in our private equity portfolio was $265 million and $125 million, respectively. Included in funds managed by third parties are private equity investments made by both the private equity and equity businesses.

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

        As of September 30, 2003, we had deferred tax assets resulting from temporary differences that could reduce taxable income in future periods. The condensed consolidated statements of financial condition as of September 30, 2003 and December 31, 2002 include deferred tax assets of $1.8 billion and $2.1 billion, respectively, and deferred tax liabilities of $320 million and $336 million, respectively. Due to uncertainty concerning our ability to generate the necessary amount and mix of state and local taxable income in future periods, we maintain a full valuation allowance against our deferred state and local tax assets in the amount of $42 million and $46 million as of September 30, 2003 and December 31, 2002, respectively.

Litigation Contingencies

        From time to time, we are involved in a variety of legal, regulatory and arbitration matters in connection with the conduct of our business. It is inherently difficult to predict the outcome of many of these matters, particularly those cases in which the matters are brought on behalf of various classes of claimants, seek damages of unspecified or indeterminate amounts or involve novel legal claims. In presenting the consolidated financial statements, management makes estimates regarding the outcome of legal, regulatory and arbitration matters and takes a charge to income when losses with respect to such matters are probable and can be reasonably estimated. Charges, other than those taken periodically for cost of defense, are not established for matters when losses cannot be reasonably estimated. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel and other advisers, our defenses and our experience in similar cases or proceedings. See "Legal Proceedings" in Part II, Item 1.

RESULTS OF OPERATIONS

        The assets and liabilities of Pershing as of December 31, 2002 have been presented as "Assets held for sale" and "Liabilities held for sale," respectively, in the condensed consolidated statements of financial condition. The results of operations for Pershing, including the gain on the sale, for all periods presented have been presented as "Discontinued operations" in the condensed consolidated statements of income. The presentation of the Pershing results as "Discontinued operations" for the periods presented results in a decrease in commission revenues and net interest and a material decrease in the Financial Services segment net revenues as the Pershing business contributed materially to the net revenues of that segment. We present the condensed consolidated statements of cash flows for all periods presented as if the assets and liabilities of Pershing as of December 31, 2002 were not presented as "Assets held for sale" and "Liabilities held for sale" in the condensed consolidated statements of financial condition and the results of operations of Pershing were not presented as "Discontinued operations" in the condensed consolidated statements of income.

        The following table sets forth a summary of our financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(In millions)
Total net revenues	$1,099	$687	$3,744	$4,245
Total expenses	875	1,055	3,271	3,839

Income (loss) from continuing operations before provision (benefit) for income taxes and discontinued operations	224	(368)	473	406
Provision (benefit) for income taxes	68	(129)	129	142

Income (loss) from continuing operations before discontinued operations	156	(239)	344	264
Income (loss) from discontinued operations, net of income taxes	—	20	876	65

Net income (loss)	$156	$(219)	$1,220	$329

        The Company's results, including the legacy private equity and distressed businesses (included in Elimination & Other as described in Note 14 of the condensed consolidated financial statements in Part I, Item 1), and those of the Fixed Income business of the Institutional Securities segment, were impacted by the transfer of Management LLC as a capital contribution on March 20, 2003.

        Interest income (expense) is accrued at the stated coupon rate for coupon-bearing financial instruments, and for non-coupon-bearing financial instruments, interest income is recognized by accreting the discount over the life of the instrument. For coupon-bearing financial instruments purchased at a discount or premium, the difference between interest income (expense) accrued at the stated coupon rate and interest income (expense) determined on an effective yield basis is included in principal transactions-net.

        Our businesses are materially affected by conditions in the financial markets and economic conditions generally, including geopolitical events. Unpredictable or adverse market and economic conditions have adversely affected and may in the future adversely affect our results of operations. See "Business—Certain Factors That May Affect Our Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2002.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

        The Company recorded net income of $156 million for the three months ended September 30, 2003 compared to a net loss of $219 million in the same period in 2002, reflecting an increase in net revenues and a decrease in expenses.

        Net revenues increased $412 million, or 60%, to $1.1 billion for the three months ended September 30, 2003, with principal transactions and investment banking and advisory revenues increasing compared to the three months ended September 30, 2002. Reduced losses in principal transactions reflected significant write-downs taken on legacy assets in the three months ended September 30, 2002 and stronger trading results in equity products, including convertible securities and OTC equity derivatives. Investment banking revenues increased primarily due to improved results from fixed income underwriting, particularly of high-yield and asset-backed securities and private equity. Commissions, net interest and other revenues were in line with the three months ended September 30, 2002.

        Expenses decreased 17% for the three months ended September 30, 2003 compared to the same period in 2002, primarily as a result of reduced headcount, continuing cost-reduction efforts, the effect of the change in vesting for stock awards and substantial completion of retention award payments. See "—Expenses."

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

        The Company recorded net income of $1.2 billion for the nine months ended September 30, 2003 compared to $329 million in the same period in 2002. The increase in net income reflected the after-tax gain of $852 million from the sale of Pershing, included in income from discontinued operations, during the second quarter of 2003. The results for the nine months ended September 30, 2002 included an after-tax gain of $330 million from the sale of three broker-dealers, CSFBdirect LLC, DLJdirect Ltd. and Autranet, LLC, in the first quarter of 2002. Excluding these items, net income increased $369 million.

        Net revenues decreased $501 million, or 12%, to $3.7 billion for the nine months ended September 30, 2003, as investment banking and advisory, commissions and other revenues all declined compared to the nine months ended September 30, 2002. The decline in investment banking and advisory revenues reflected the industry-wide reduction in mergers and acquisitions and equity new issuance activity. Commissions declined as a result of lower single-stock trading volumes and competitive pricing pressure. A significant part of the decline in other revenues resulted from the inclusion in 2002 of a pre-tax gain of $528 million from the sale of three of the Company's broker-dealers. Net revenues, excluding this gain on the sale of the three broker-dealers in 2002, were relatively unchanged for the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002. Principal transactions losses were lower for the nine months ended

September 30, 2003 compared to the nine months ended September 30, 2002, primarily due to improved results in private equity, OTC equity derivatives, convertible securities and decreased write-downs on legacy assets. Net interest income benefited from the favorable interest rate environment.

        Expenses decreased 15% for the nine months ended September 30, 2003 compared to the same period in 2002, primarily as a result of reduced headcount, continuing cost-reduction efforts, substantial completion of retention awards, the effect of the change in vesting for stock awards, consolidation of office facilities and the impact from the sale of the three broker-dealers in 2002. See "—Expenses."

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

        We evaluate revenues in the aggregate, including an assessment of trading gains and losses and the related interest income and expense attributable to financing and hedging these positions. Therefore, individual revenue categories may not be indicative of the performance of the total Institutional Securities segment results.

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

        The following table sets forth the net revenues, total expenses and income (loss) from continuing operations before provision (benefit) for income taxes and discontinued operations, including the gain on the sale of Pershing, of the Company's segments:

	Institutional Securities
	Investment Banking	Equity	Fixed Income	Institutional Securities	Financial Services
	(In millions)
Three Months Ended September 30, 2003:
Total net revenues	$372	$301	$356	$1,029	$59
Total expenses	216	216	278	710	61

Income (loss)(1)	$156	$85	$78	$319	$(2)

Three Months Ended September 30, 2002:
Total net revenues	$309	$245	$269	$823	$60
Total expenses	357	268	370	995	66

Income (loss)(1)	$(48)	$(23)	$(101)	$(172)	$(6)

	Institutional Securities
	Investment Banking	Equity	Fixed Income	Institutional Securities	Financial Services
	(In millions)
Nine Months Ended September 30, 2003:
Total net revenues	$1,063	$938	$1,570	$3,571	$171
Total expenses	835	808	1,085	2,728	189

Income (loss)(1)	$228	$130	$485	$843	$(18)

Nine Months Ended September 30, 2002:
Total net revenues	$1,270	$1,072	$1,459	$3,801	$230
Total expenses	1,214	894	1,279	3,387	254

Income (loss)(1)	$56	$178	$180	$414	$(24)

(1)
Before provision (benefit) for income taxes and discontinued operations.

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

  Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

        Net revenues for the Institutional Securities segment were $1.0 billion and $823 million for the three months ended September 30, 2003 and 2002, respectively, an increase of 25%, reflecting increases in net revenues across the divisions.

        Investment Banking net revenues increased 20% to $372 million, primarily as a result of increased high-yield and other fixed income underwriting activity, higher mergers and acquisition and restructuring fees and improved private equity net revenues, partially offset by reduced placement fees on private fund investments.

        Equity net revenues increased 23% to $301 million, primarily due to improved trading results in convertible securities due to tighter credit spreads and higher trading revenues from OTC equity derivatives as a result of improved market conditions that increased transaction flows. These improved trading results were partially offset by lower trading revenues in index arbitrage, proprietary equity derivatives trading and program trading.

        Fixed Income net revenues increased 32% to $356 million, reflecting a favorable trading, underwriting, origination and securitization environment driven by low interest rates and interest rate volatility. This increase resulted in part from gains on derivatives that hedge certain repurchase agreements. In addition, listed derivatives net revenues increased as a result of higher volumes. Revenues from high-yield new issuances improved as industry-wide high-yield underwriting activity increased. Commercial mortgage-backed revenues were higher, reflecting improved spreads, and asset-backed revenues were higher due to increased origination and securitization activity. These increases were partially offset by declines in net revenues from residential mortgages as a result of increased interest rate volatility and from secondary asset-backed trading as a result of declines in the credit quality of certain industry sectors. High-yield and proprietary trading results declined compared to the three months ended September 30, 2002.

  Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

        Net revenues for the Institutional Securities segment were $3.6 billion and $3.8 billion for the nine months ended September 30, 2003 and 2002, respectively, a decrease of 6%, reflecting declines in Investment Banking and Equity net revenues and an increase in Fixed Income net revenues.

        Investment Banking net revenues decreased 16% to $1.1 billion, primarily due to the industry-wide slowdown in mergers and acquisitions and equity new issuance activities and reduced placement fees on private fund investments. This decline was partially offset by improved net revenues from private equity and high-yield new issuances and fees from restructurings and other advisory activities.

        Equity net revenues decreased 13% to $938 million, primarily due to lower commission revenues from listed and OTC secondary trading as a result of lower volumes due to market uncertainty in the first quarter of 2003, lower trading revenues from proprietary equity derivatives and reduced investment banking revenues from new equity issues due to weak demand. These decreases were partially offset by increased trading revenues from convertible securities due to tighter credit spreads and higher trading revenues from OTC equity derivatives as a result of improved market conditions that increased transaction flows for derivatives products.

        Fixed Income net revenues increased 8% to $1.6 billion, reflecting a favorable trading, underwriting, origination and securitization environment driven by low interest rates and interest rate volatility. This increase resulted in part from gains on derivatives that hedge certain repurchase agreements. In addition, listed derivatives net revenues increased as a result of higher volumes. Revenues from high-yield new issuances improved as industry-wide high-yield underwriting activity increased. Commercial mortgage-backed revenues increased, reflecting improved spreads, and asset-backed revenues were higher due to increased origination and securitization activity. These increases were partially offset by decreases in net revenues from investment-grade debt trading, which was down from the very high levels in the nine months ended September 30, 2002 when many investors moved to higher-credit quality issuers in the wake of several corporate scandals. Net revenues from residential mortgages declined as a result of increased interest rate volatility and secondary asset-backed trading revenues decreased as a result of declines in the credit quality of certain industry sectors.

  Financial Services

        The Financial Services segment provides investment advisory services to high-net-worth individual investors and the financial intermediaries that represent them. The range of services includes single-stock brokerage, hedging and sales of restricted securities and investment management products such as third-party managed accounts and alternative investments.

  Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

        Net revenues for the Financial Services segment were $59 million and $60 million for the three months ended September 30, 2003 and 2002, respectively, a decrease of 2%, primarily reflecting declines in investment banking revenues from equity capital markets and lower commissions revenues as a result of lower transaction volumes and reduced fee revenue due to a decline in assets under management.

  Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

        Net revenues for the Financial Services segment were $171 million and $230 million for the nine months ended September 30, 2003 and 2002, respectively, a decrease of 26%, primarily reflecting declines in new issuance revenues from equity capital markets and lower commissions revenues as a result of lower transaction volumes and reduced fee revenue due to a decline in assets under management.

Expenses

        The normal operating cost structure of each of our segments is broadly similar to that of the Company as a whole. Merger-related and certain other costs and charges, which can be significant, do not represent normal operating costs and are not allocated to the segments. For these reasons, the discussion of expenses is presented on a company-wide basis.

        The following table sets forth employee compensation and benefits expenses, other expenses and total expenses of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(In millions)
Employee compensation and benefits	$513	$669	$2,084	$2,540
Other expenses	362	386	1,187	1,299

Total expenses	$875	$1,055	$3,271	$3,839

  Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

        Total expenses decreased $180 million, or 17%, to $875 million for the three months ended September 30, 2003. The decrease was principally due to CSFB's reduced headcount, continuing cost reduction efforts, the effect of the change in vesting for stock awards and substantial completion of retention award payments.

        Employee compensation and benefits declined 23% for the three months ended September 30, 2003 due to reduced headcount, resulting in lower salaries and incentive compensation, and the effect of the change in vesting for stock awards. As a result of the change in vesting, the Company's accrued compensation expense of $85 million recorded in the first half of 2003 related to restricted stock awards expected to be granted in January 2004 was reversed, and compensation expense during the third quarter was significantly reduced compared to prior periods. The reversal of the first half accrual was more than offset by an incentive compensation accrual. The declines were partially offset by increases in deferred compensation tied to certain equity indices, which increased in the third quarter of 2003, and certain compensation tied to CSFB's return on equity.

        Other expenses principally consist of occupancy and equipment rental; brokerage, clearing and exchange fees; communications; professional fees and merger-related costs. Other expenses decreased 6% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002, primarily as a result of decreased merger-related costs, with retention awards substantially completed in the second quarter of 2003, partially offset by increases in other operating expenses related to increased litigation provisions.

  Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

        Total expenses decreased $568 million, or 15%, to $3.3 billion for the nine months ended September 30, 2003. The decrease was principally due to CSFB's reduced headcount, continuing cost reduction efforts, substantial completion of retention awards, the effect of the change in vesting for stock awards, consolidation of office facilities and the impact of the sale of the three broker-dealers in 2002.

        Employee compensation and benefits declined 18% for the nine months ended September 30, 2003 due to reduced headcount resulting in lower salaries and incentive compensation and the effect of the change in vesting for stock awards. The declines were partially offset by increases in deferred compensation tied to certain equity indices, which increased during 2003, and certain compensation tied to CSFB's return on equity.

        Other expenses decreased 9% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, primarily as a result of reduced headcount, the sale of the CSFBdirect, DLJdirect, and Autranet businesses during the first quarter of 2002, reduced merger-related costs with retention awards substantially completed in the second quarter of 2003 and the consolidation of office facilities. These reductions were partially offset by increases in professional fees.

Provision for Income Taxes

        The provision (benefit) for income taxes from continuing operations for the three months ended September 30, 2003 and 2002 were $68 million and $(129) million, respectively. The provision for income taxes from continuing operations for the nine months ended September 30, 2003 and 2002 were $129 million and $142 million, respectively. Excluded from the provision for income taxes for the nine months ended September 30, 2003 and 2002 was a provision of $485 million and $35 million, respectively, from discontinued operations.

        The effective tax rate for continuing operations changed to 30.4% for the three months ended September 30, 2003 from 35.0% for the three months ended September 30, 2002. The change in the effective tax rate was primarily due to the effects of tax-exempt income recognized in the third quarter of 2003.

        The effective tax rate for continuing operations changed to 27.3% for the nine months ended September 30, 2003 from 35.0% for the nine months ended September 30, 2002. The change in the effective tax rate was primarily due to certain nonrecurring compensation-related tax benefits recognized in the second quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Management Oversight

        We believe that maintaining access to liquidity is fundamental for firms operating in the financial services industry. We have therefore established a comprehensive process for the management and oversight of our liquidity, funding and capital strategies. CSFB's Capital Allocation and Risk Management Committee, or CARMC, has primary oversight responsibility for these functional disciplines. CARMC periodically reviews and approves our liquidity management policies and targets and reviews our liquidity position and other key risk indicators. The Corporate Treasury department is responsible for the management of liquidity, long-term funding, certain short-term funding and capital, as well as relationships with creditor banks and investors. It also maintains regular contact with rating agencies and regulators on liquidity and capital issues.

        See "Liquidity Risk" in "Business—Certain Factors That May Affect Our Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

        In addition to these liquid assets, as part of our investment banking and fixed income markets activities, we also maintain positions in less liquid assets, such as certain mortgage whole loans, distressed securities, high-yield debt securities, asset-backed securities and private equity investments. These assets may be relatively illiquid at times, especially during periods of market stress. We typically fund a significant portion of less liquid assets, such as private equity investments, with long-term borrowings and stockholders' equity. Mortgage whole loans, distressed securities, high-yield debt and asset-backed securities are generally financed with short-term unsecured financing or repurchase agreements, as well as long-term borrowings and stockholders' equity.

        Because of changes relating to customer needs, economic and market conditions and proprietary trading and other strategies, our total assets or the individual components of total assets may vary significantly from period to period. As of September 30, 2003 and December 31, 2002, our total assets were $241.0 billion and $236.1 billion, respectively.

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

        The principal measure we use to monitor our liquidity position is the "liquidity barometer," which estimates the time period over which the adjusted market value of unencumbered assets plus committed revolving credit facilities exceeds the aggregate value of our maturing unsecured liabilities plus anticipated contingent commitments. The adjusted market value of unencumbered assets includes a reduction from market value, or "haircut," reflecting the amount that could be realized by pledging an asset as collateral to a third-party lender in a secured funding transaction. Contingent commitments include letters of credit, commitments to invest in private equity funds and collateralization requirements related to credit ratings. Our objective, as mandated by CARMC, is to ensure that the liquidity barometer equals or exceeds one year. We believe this will enable us to carry out our business plans during extended periods of market stress, while minimizing, to the extent possible, disruptions to our business.

Contractual Obligations

        We have contractual obligations to make future payments under long-term debt, long-term non-cancelable lease agreements and other long-term obligations. The following table sets forth future cash payments on our contractual obligations pursuant to long-term borrowings and operating leases as of September 30, 2003:

	Contractual Obligations Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
	(In millions)
Long-term borrowings	$2,065	$6,913	$5,841	$9,197	$24,016
Operating leases	200	351	333	1,607	2,491

Total contractual obligations	$2,265	$7,264	$6,174	$10,804	$26,507

        Our long-term borrowings are unsecured. As of September 30, 2003, the weighted average maturity of our long-term borrowings was approximately 5.6 years. Our lease obligations are primarily for our principal offices in New York City and other locations. The operating lease obligations in the table above do not include $499 million in sublease revenue.

        We have contractual obligations related to certain information technology, equipment leases and software licenses. As of September 30, 2003, these obligations were not significant. We had no capital lease obligations as of September 30, 2003.

        For information on these and other material commitments, see Notes 7, 8, 12 and 13 of the condensed consolidated financial statements in Part I, Item 1.

        The following table sets forth our short-term unsecured borrowings:

	September 30, 2003	December 31, 2002
	(In millions)
Bank loans	$467	$76
Commercial paper(1)	873	2,082
Loans from affiliates(2)	13,867	9,775

Total	$15,207	$11,933

(1)
Reflects amounts outstanding under our $7.0 billion commercial paper programs.

(2)
We have significant financing transactions with Credit Suisse First Boston and certain of its subsidiaries and affiliates. See "—Related Party Transactions."

Revolving Credit Facilities

        We maintain a 364-day $1.0 billion committed revolving credit facility with a syndicate of banks available to us as borrower. This facility, which is guaranteed by CSG, extends through May 2004. Our principal wholly owned broker-dealer subsidiary, CSFB LLC, maintains a 364-day $200 million committed secured revolving credit facility, extending through August 2004, with an unaffiliated bank. The secured facility requires CSFB LLC to pledge unencumbered marketable securities if the facility is drawn upon. Borrowings under each facility would bear interest at short-term rates related to either the federal funds rate or LIBOR and can be used for general corporate purposes. Both facilities contain customary covenants that we believe will not impair our ability to obtain funding. As of September 30, 2003, no borrowings were outstanding under either facility.

Long-term Funding

        We issue long-term debt through U.S. and Euromarket medium-term note programs, as well as syndicated and privately placed offerings around the world.

        Under our currently effective $10.0 billion shelf registration statement on file with the SEC, which allows us to issue from time to time senior and subordinated debt securities and warrants to purchase such securities, we had at November 7, 2003 approximately $4.5 billion available for issuance.

        For the nine months ended September 30, 2003, we issued $1.2 billion in medium-term notes, $1.0 billion of 5.5% notes due 2013 and $300 million of 6.125% notes due 2011 under our $10.0 billion shelf registration statement and $1.5 billion in medium-term notes under a $5.0 billion Euromarket program established in July 2001.

        During the nine months ended September 30, 2003, we repaid approximately $3.1 billion of medium-term notes and $23 million of structured notes.

Credit Ratings

        Our access to the debt capital markets and our borrowing costs depend significantly on our credit ratings. These ratings are assigned by agencies, which may raise, lower or withdraw their ratings or place us on "creditwatch" with positive or negative implications at any time. Credit ratings are important to us when competing in certain markets and when seeking to engage in longer-term transactions, including OTC derivatives. We believe agencies consider several factors in determining our credit ratings, including earnings performance, business mix, market position, financial strategy, level of capital, risk management policies and practices and management team, in addition to the broader outlook for the financial services industry.

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

        At November 7, 2003, our ratings and ratings outlooks were as follows:

	Long-Term Debt	Commercial Paper	Outlook
Fitch	AA-	F-1+	Negative outlook
Moody's	Aa3	P-1	Negative outlook
Standard & Poor's	A+	A-1	Stable

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

  Regulated Subsidiaries

        Our principal wholly owned subsidiary, CSFB LLC, is a registered broker-dealer, registered futures commission merchant and member firm of the New York Stock Exchange Inc., or NYSE. As such, it is subject to the NYSE's net capital rule, which conforms to the uniform net capital rule pursuant to Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Under the alternative method permitted by this rule, the required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds, whichever is greater. If a member firm's capital is less than four percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm's net capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. As of September 30, 2003, CSFB LLC's net capital of approximately $2.6 billion was 35% of aggregate debit balances and in excess of the minimum requirement by approximately $2.5 billion. Our OTC derivatives dealer subsidiary, Credit Suisse First Boston Capital LLC, is also subject to the uniform net capital rule, but calculates its net capital requirements under Appendix F to Rule 15c3-1.

        Certain other of our subsidiaries are subject to capital adequacy requirements. As of September 30, 2003, our subsidiaries complied with all applicable regulatory capital adequacy requirements.

Cash Flows

        Our condensed consolidated statements of cash flows classify cash flows into three broad categories: cash flows from operating activities, investing activities and financing activities. These statements should be read in conjunction with "—Related Party Transactions" as well as Notes 3 and 5 of the condensed consolidated financial statements in Part I, Item 1.

  For the Nine Months Ended September 30, 2003

        Cash and cash equivalents decreased by $25 million from December 31, 2002 to $455 million as of September 30, 2003. Cash provided by operating activities was $2.1 billion, reflecting net increases in operating assets of $14.5 billion and net increases in operating liabilities of $16.2 billion. These changes occurred in the normal course of operations as a result of changes in customer needs, market conditions and proprietary trading and other strategies.

        Cash provided by investing activities was $656 million. We provided additional funding of $1.3 billion to our affiliates. We received $2.0 billion in cash as a result of the Pershing sale.

        Cash used in financing activities was $2.7 billion, reflecting a decrease in net proceeds from financing arrangements of $7.0 billion and repayment of $3.1 billion in long-term borrowings. These decreases were partially offset by increases in short-term and long-term borrowings of $3.3 billion and $4.1 million, respectively. We used cash provided by operating and investing activities to meet our financing needs.

  For the Nine Months Ended September 30, 2002

        Cash and cash equivalents decreased by $251 million from December 31, 2001 to $1.5 billion as of September 30, 2002. Cash used in operating activities was $2.6 billion. The change in cash used in operating activities is primarily from net decreases in operating assets of $3.9 billion and net decreases in operating liabilities of $7.0 billion, which occurred in the normal course of operations as a result of changes in customer needs, market conditions and proprietary trading and other strategies.

        Cash used in investing activities was $10.2 billion, reflecting the fact that we provided funding to CSFBI, resulting in increases in receivables from affiliates of $10.7 billion. We received $674 million as a result of the sale of three of our broker-dealer subsidiaries.

        Cash provided by financing activities was $12.5 billion, reflecting increases in net proceeds from financing arrangements of $4.6 billion, short-term borrowings of $1.1 billion and $9.0 billion of long-term borrowings. We also repaid $2.2 billion in long-term borrowings. The amount provided was used to fund our operating and investing activities.

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

        We have not entered into any derivatives contracts indexed or linked to the stock of CSG.

Guarantees

        In the ordinary course of our business, we provide guarantees and indemnifications that contingently obligate us to make payments to the guaranteed or indemnified party based on changes in an asset, liability or equity security of the guaranteed or indemnified party. We may also be contingently obligated to make payments to a guaranteed party based on another entity's failure to perform, or we may have an indirect guarantee of the indebtedness of others. Guarantees we provide include customary indemnifications to purchasers in conjunction with the sale of assets or businesses; to investors in private equity funds sponsored by the firm regarding potential obligations of its employees to return amounts previously paid as carried interest; and to investors in our securities and other arrangements to provide "gross up" payments if there is a withholding or deduction because of a tax assessment or other governmental charge. From time to time, we also guarantee the obligations of subsidiaries of CSG that are not our consolidated subsidiaries, and these guarantees are included in the scope of the disclosure requirements of Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," or FIN 45.

        FIN 45 requires disclosure of our maximum potential payment obligations under certain guarantees to the extent that it is possible to estimate them and requires recognition of a liability for the fair value of guaranteed obligations for guarantees issued or amended after December 31, 2002. The recognition of these liabilities did not have a material effect on our financial position or results of operations. See Note 13 of the condensed consolidated financial statements in Part I, Item 1.

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

        These QSPEs are set up by our subsidiaries. Our principal broker-dealer subsidiary, CSFB LLC, underwrites and makes markets in these mortgage-backed securities. Under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125," or SFAS 140, a QSPE is not required to be consolidated with the transferor. Our mortgage-backed securitization activities are generally structured to use QSPEs, and therefore the assets and liabilities transferred to QSPEs are not included in our financial statements.

        We may retain interests in these securitized assets if CSFB LLC holds the assets in connection with its underwriting or market-making activities. Retained interests in securitized financial assets are included at fair value in the condensed consolidated statements of financial condition. Any changes in the fair value of these retained interests are recognized in the condensed consolidated statements of income. We engage in these securitization activities to meet the needs of clients as part of our fixed income activities and to sell financial assets. These securitization activities do not provide a material source of our funding. See Note 6 of the condensed consolidated financial statements in Part I, Item 1.

Variable Interest Entities

        We are involved with various entities in the normal course of business that may be deemed to be variable interest entities, or VIEs, including VIEs that issue collateralized debt obligations, or CDOs.

        We purchase loans and other debt obligations from and on behalf of clients for the purpose of securitization. The loans and other debt obligations are transferred by us directly, or indirectly through affiliates, to QSPEs or to VIEs that issue CDOs. CSFB LLC structures, underwrites and makes a market in these CDOs, and we may have retained interests in these CDOs in connection with CSFB LLC's underwriting and market-making activities. We engage in these CDO transactions to meet the needs of clients.

        FIN No. 46, "Consolidation of Variable Interest Entities," an Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," requires us to consolidate CDO VIEs created after January 31, 2003 for which we are the primary beneficiary, defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both. We also have interests in CDO VIEs that are not required to be consolidated because we are not the primary beneficiary. See Note 6 of the condensed consolidated financial statements in Part I, Item 1.

OTHER COMMITMENTS

        We have commitments under a variety of commercial arrangements that are not recorded as liabilities in our condensed consolidated statements of financial condition. These commitments are in addition to guarantees and other arrangements discussed in "—Off-Balance Sheet Arrangements." These commitments include standby letters of credit, standby repurchase agreement facilities that commit us to enter into reverse repurchase agreements with customers at market rates, commitments to invest in various partnerships that make private equity and related investments in various portfolio companies and in other private equity funds and forward commitments to enter into reverse repurchase agreements. See Note 12 of the condensed consolidated financial statements in Part I, Item 1.

RELATED PARTY TRANSACTIONS

        CSG, through CSFBI, owns all of our outstanding voting common stock. We are involved in significant financing and other transactions, and have significant related party balances, with Credit Suisse First Boston and certain affiliates. We generally enter into these transactions in the ordinary course of business and believe that these transactions are on market terms that could be obtained from unrelated third parties. See "—Derivatives" and Notes 5 and 13 of the condensed consolidated financial statements in Part I, Item 1 for more information.

LESS LIQUID ASSETS

        Certain of our assets, including private equity and other long-term investments, distressed securities, high-yield debt, mortgage whole loans and other non-investment-grade debt, are not highly liquid.

Private Equity Activities

        Our private equity and other long-term investment activities include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. These investments are primarily in unlisted or illiquid equity or equity-related securities and are carried at estimated fair value based on a number of factors. See "Business—Products and Services—Investment Banking—Private Equity" in our Annual Report on Form 10-K for the year ended December 31, 2002 and "—Critical Accounting Policies—Fair Value" in Part I, Item 2 for more information. As of both September 30, 2003 and December 31, 2002, we had investments in private equity and other long-term investments of $1.0 billion and we had commitments to invest up to an additional $1.4 billion and $1.7 billion as of September 30, 2003 and December 31, 2002, respectively.

High-Yield Debt, Mortgage Whole Loans and Other Non-Investment-Grade Financial Instruments

        We underwrite, trade and hold high-yield debt, mortgage whole loans, loan participations, distressed financial instruments and other non-investment-grade financial instruments. Due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions, these financial instruments and loans generally involve greater risk than investment-grade financial instruments. We record high-yield debt, residential mortgage whole loans, distressed financial instruments and other non-investment-grade financial instruments at fair value, with the exception of certain residential mortgage whole loans that are held for sale and are carried at the lower of cost or fair value. We record commercial mortgage whole loans held for sale and loan participations at the lower of cost or fair value. Timing of the securitization of our mortgage whole loan inventory will affect the size of our positions at any given time. The following table sets forth our positions in these instruments as of September 30, 2003 and December 31, 2002:

	September 30, 2003		December 31, 2002
	Long	Short	Long	Short
	(In millions)
High-yield debt	$1,358	$629	$1,620	$691
Mortgage whole loans	10,046	—	9,465	—
Loan participations	143	—	126	—
Distressed financial instruments	183	—	208	—
Other non-investment-grade financial instruments	12	—	22	—

Total	$11,742	$629	$11,441	$691

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

Sources and Maturities of OTC Derivatives

        The following table sets forth the distributions, by maturity, of substantially all of our exposure with respect to OTC derivatives as of September 30, 2003, after taking into account the effect of netting agreements. Fair values were determined on the basis of pricing models and other valuation methods. See Note 11 of the condensed consolidated financial statements in Part I, Item 1 and "—Critical Accounting Policies—Fair Value" for more information.

	Assets Maturity Distribution as of September 30, 2003
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total fair value
	(In millions)
Options	$145	$218	$31	$19	$413
Forward contracts	2,367	21	—	162	2,550
Swaps	343	696	290	1,257	2,586

Total	$2,855	$935	$321	$1,438	$5,549

	Liabilities Maturity Distribution as of September 30, 2003
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total fair value
	(In millions)
Options	$119	$363	$6	$16	$504
Forward contracts	2,633	14	50	64	2,761
Swaps	160	457	81	455	1,153

Total	$2,912	$834	$137	$535	$4,418

        The following table sets forth as of September 30, 2003 substantially all of our exposure with respect to OTC derivatives, by counterparty credit rating and with affiliates, after taking into account the effect of netting agreements.

Credit Rating(1)	September 30, 2003
(In millions)
AAA	$140
AA+/AA	198
AA-	550
A+/A/A-	1,554
BBB+/BBB/BBB-	434
BB+ or lower	259
Unrated	119
Derivatives with affiliates	2,295

Total	$5,549

(1)
Credit ratings are determined by external rating agencies or by our Credit Risk Management department.

Derivatives With Related Parties

        We enter into a substantial number of derivatives transactions with related parties. The following table sets forth derivatives transactions with related parties consisting primarily of interest rate swaps, credit default swaps and foreign exchange forward contracts. The fair values of derivatives contracts outstanding with related parties as of September 30, 2003 and December 31, 2002 were as follows:

	September 30, 2003		December 31, 2002
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Options	$121	$225	$125	$319
Forward contracts	4	22	171	74
Swaps	2,170	768	1,958	819

Total	$2,295	$1,015	$2,254	$1,212

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

RISK MANAGEMENT AND VALUE AT RISK

        For a description of the Company's risk management policies and procedures and value-at-risk, or VAR, model, including such model's assumptions and limitations, see "Quantitative and Qualitative Disclosure About Market Risk" in Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

MARKET RISK EXPOSURES

Trading Portfolios

        The Company-wide trading portfolio VAR was approximately $36 million and $41 million as of September 30, 2003 and December 31, 2002, respectively. In the third quarter of 2003, the Company introduced a refined risk methodology for mortgages, which, combined with lower interest rate positions, led to a decrease in the Company-wide trading portfolio VAR compared with the second quarter of 2003.

        Due to the benefit of diversification, the Company-wide VAR is less than the sum of the individual components. The two main components of market risk, expressed in terms of theoretical fair values, had the following VAR:

Company's Market Risk Exposures in Trading Portfolios (Unaudited)

	September 30, 2003	December 31, 2002
	(In millions)
99%, one-day VAR:
Interest rate risk	$33	$37
Equity risk	11	8
Benefit of diversification	(8)	(4)

Total	$36	$41

        The average, maximum and minimum daily trading revenue during 2003 is shown below:

	Three months ended September 30, 2003	Three months ended June 30, 2003	Three months ended March 31, 2003
	(In millions)
Daily trading revenue:
Average	$8	$18	$14
Maximum	40	112	54
Minimum	$(41)	$(39)	$(28)

Non-trading Portfolios

        We measure equity risk on non-trading positions using a sensitivity analysis that estimates the potential change in the recorded value of the investments resulting from a 10% decline in the equity markets of G-21 nations and a 20% decline in the equity markets of non-G-21 nations. The estimated impact of equity risk on our non-trading financial instruments portfolio, which is mainly comprised of our private equity investments, would be a decrease in the value of the non-trading portfolio of approximately $91 million and $96 million as of September 30, 2003 and December 31, 2002, respectively.

        The interest rate risk on non-trading positions is measured using a sensitivity analysis that estimates the potential change in the value of the non-trading portfolio resulting from a 50 basis points decline in the interest rates of G-21 nations and a 200 basis points decline in the interest rates of non-G-21 nations. Due to the current low levels of U.S. interest rates, the calculation of non-trading portfolio interest rate risk was changed from a 100 basis points decline to a 50 basis points decline in interest rates for G-21 nations during the second quarter of 2003. The estimated impact of interest rate risk on pre-tax net income would be a decrease of approximately $10 million and an increase of approximately $28 million as of September 30, 2003 and December 31, 2002, respectively.

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

ITEM 4: Controls and Procedures

        As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1: Legal Proceedings

        Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and Form 10-Q for the three months ended March 31, 2003 and June 30, 2003. The following is an update of such proceedings.

Governmental/Regulatory Inquiries Relating to IPO Allocation/Research-related Practices

        On October 31, 2003, the U.S. District Court for the Southern District of New York approved the global settlement among CSFB and other Wall Street firms and a coalition of state and federal regulators and self-regulatory organizations.

Litigation Relating to IPO Allocation and Research-related Practices

IPO Allocation-related Litigation

        On September 12, 2003, the Company filed a motion to dismiss the action brought in the U.S. District Court for the Southern District of New York on behalf of a putative class of issuers in IPOs for which Donaldson, Lufkin & Jenrette Securities Corporation acted as lead underwriter.

        On November 3, 2003, the U.S. District Court for the Southern District of New York granted the motion to dismiss filed by CSFB LLC and the other defendants in the action alleging violations of the federal and state antitrust laws in connection with alleged IPO allocations practices. The court dismissed the action with prejudice as to all defendants.

Research-related Litigation

        Plaintiffs have filed a notice of appeal from the court's dismissal, with prejudice, of the actions relating to Covad Communications Co., consolidated in the U.S. District Court for the Southern District of New York. The actions were dismissed on June 30, 2003.

Enron-related Litigation and Inquiries

        On July 11, 2003, the court issued a scheduling order setting the Newby v. Enron Corp., et al. and Tittle, et al. v. Enron Corp., et al. cases for trial in October 2005. The cases are now proceeding into discovery. A motion by CSFB to dismiss the complaint in Tittle was granted in full on September 30, 2003, thereby dismissing the action in its entirety as to CSFB.

        Additional actions have been filed in various U.S. federal and state courts against CSFB and/or certain CSFB affiliates, along with other parties, including, in addition to matters previously disclosed, (i) a putative class action on behalf of persons who purchased Enron common stock prior to October 16, 1998, and held such stock through and including November 27, 2001, for alleged negligent misrepresentation, common law fraud and aiding and abetting breach of fiduciary duty under Illinois law; and (ii) a complaint by an institutional investor for alleged conspiracy under Texas law. The existing actions filed by CalPERS, The Retirement Systems of Alabama, and the individual purchaser of various Enron notes have been coordinated or consolidated with Newby.

        The bankruptcy examiner in Enron's Chapter 11 petition is expected to file his report concerning CSFB (and presumably other entities) in the fourth quarter of this year.

        Certain of the state court plaintiffs with claims against CSFB have been added to the mediation that had been ordered on May 28, 2003. That mediation commenced on September 29, 2003 and is scheduled to continue into 2004.

Independent Energy Holdings PLC Litigation

        After a hearing on September 3, 2003, the stipulation of settlement executed by the DLJ entities, the lead plaintiffs and the remaining parties was given final approval by the court on September 26, 2003. All claims asserted against the DLJ entities in this case have now been resolved.

NCFE-related Litigation

        On October 9, 2003, a hearing was held on the motion to consolidate all the NCFE-related lawsuits. A decision by the Judicial Panel on Multidistrict Litigation is pending.

U.K. Insurance Litigation

        On August 7, 2003, a syndicate of insurance companies filed Consolidated Particulars of Claims against CSG, CSFB LLC and the Company in the London Commercial Court alleging that certain excess liability insurance policies provided to these entities should be invalidated. The CSG entities are currently scheduled to respond to the claims at the end of November 2003.

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

ITEMS 2, 3 and 4:

        Pursuant to General Instruction H of Form 10-Q, the information required by Items 2, 3 and 4 is omitted.

ITEM 5: Other Information

        We have made in this Quarterly Report on Form 10-Q, including, without limitation, in "Legal Proceedings" in Part II, Item 1, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2, and from time to time may otherwise make in our public filings and press releases, forward-looking statements concerning our operations, economic performance and financial condition, as well as our future plans and strategic objectives. Such forward-looking statements are subject to various risks and uncertainties, and we claim the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those anticipated herein or in any such other filings, releases or statements because of a number of factors, including without limitation, those detailed in "Business—Certain Factors That May Affect Our Results of Operations" in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2002, those discussed elsewhere herein, and in other public filings and press releases. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. Forward-looking statements are typically identified by the use of future or conditional verbs such as "will," "should," "would" or "could," and by words or phrases such as "believe," "expect," "intend," "estimate" and similar expressions. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the results indicated in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements except as otherwise required by applicable law.

ITEM 6: Exhibits and Reports on Form 8-K

(a)	Exhibits
	12	Statement re computation of ratio of earnings to fixed charges
	15	Letter re unaudited interim financial information
	31.1	Rule 13a-14(a) certification of Chief Executive Officer
	31.2	Rule 13a-14(a) certification of Chief Financial and Accounting Officer
	32	Section 1350 certifications
(b)	Reports on Form 8-K
1. Form 8-K dated August 5, 2003; Item 5
2. Form 8-K dated September 30, 2003; Item 7
3. Form 8-K dated November 4, 2003; Item 5

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT SUISSE FIRST BOSTON (USA), INC.
November 10, 2003	By:	/s/ David C. Fisher Chief Financial and Accounting Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
12	Statement re computation of ratio of earnings to fixed charges
15	Letter re unaudited interim financial information
31.1	Rule 13a-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a) certification of Chief Financial and Accounting Officer
32	Section 1350 certifications

QuickLinks

CREDIT SUISSE FIRST BOSTON (USA), INC. Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003
AVAILABLE INFORMATION
PART I FINANCIAL INFORMATION ITEM 1: Financial Statements CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Condensed Consolidated Statements of Financial Condition (Unaudited) (In millions)
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Condensed Consolidated Statements of Financial Condition (Continued) (Unaudited) (In millions, except share data)
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income (Unaudited) (In millions)
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) For the Nine Months Ended September 30, 2003 and September 30, 2002 (In millions)
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited) (In millions)
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2003
Independent Accountants' Review Report
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
PART II OTHER INFORMATION
Signature
INDEX TO EXHIBITS