Form 10-K
period 2003-12-31
CREDIT SUISSE FIRST BOSTON USA INC
filed 2004-03-30
CIK 29646

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission File Number: 1-6862

Credit Suisse First Boston (USA), Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) Eleven Madison Avenue New York, New York (Address of principal executive offices)	13-1898818 (I.R.S. Employer Identification No.) 10010 (Zip Code)

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
Accelerated Return Equity Securities (ARES)SM due
    November 30, 2004 Linked to the S&P 500® Index
Five-Year Contingent Protection Securities due
    September 30, 2008 Linked to the S&P 500® Index
Five-Year Contingent Protection Securities due
November 26, 2008 Linked to the S&P 500® Index	American Stock Exchange American Stock Exchange American Stock Exchange

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

Documents Incorporated by Reference:    None

CREDIT SUISSE FIRST BOSTON (USA), INC.
Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003

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

(i)

PART I

Item 1: Business

OVERVIEW

        We are a leading integrated investment bank serving institutional, corporate, government and high-net-worth individual clients. We provide our clients with a broad range of products and services, which include:

  •
  securities underwriting, sales and trading,

  •
  financial advisory services,

  •
  private equity investments,

  •
  full-service brokerage services,

  •
  derivatives and risk management products and

  •
  investment research.

        We are the product of a business combination. On November 3, 2000, our indirect parent, Credit Suisse Group, or CSG, acquired Donaldson, Lufkin & Jenrette, Inc., or DLJ. CSG is a global financial services company, providing a comprehensive range of insurance, banking and investment banking products. Credit Suisse First Boston LLC, CSG's principal U.S. registered broker-dealer subsidiary (formerly known as Credit Suisse First Boston Corporation), became a subsidiary of DLJ, and DLJ changed its name to Credit Suisse First Boston (USA), Inc. When we use the terms "we," "our" and the "Company," we mean, after the DLJ acquisition, Credit Suisse First Boston (USA), Inc. and its consolidated subsidiaries and, prior to the DLJ acquisition, DLJ and its consolidated subsidiaries.

        CSG operates through two business units, the Credit Suisse Financial Services business unit and the Credit Suisse First Boston business unit, or CSFB. Credit Suisse First Boston, a Swiss bank, is our indirect parent and consists principally of CSFB. We are part of CSFB, which consists of the institutional securities and financial services businesses. The institutional securities business provides financial advisory and capital raising services and sales and trading for users and suppliers of capital around the world. The financial services business provides international asset management services to institutional, mutual fund and private investors and financial advisory services to high-net-worth individuals and corporate investors.

        For 2003, the businesses of CSFB ranked:

  •
  seventh in global mergers and acquisitions advisory services in dollar volume of announced transactions with an 11.5% market share, and third in global mergers and acquisitions advisory services in number of transactions, according to Thomson Financial;

  •
  sixth in dollar value of global debt underwriting with a 6.4% market share, and first in dollar value of global high-yield debt underwriting with a 15.6% market share, according to Thomson Financial;

  •
  eighth in dollar value of global equity and equity-linked underwriting with a 5.5% market share, according to Thomson Financial;

  •
  sixth in dollar value of U.S. debt and equity underwriting with a 7.4% market share, according to Thomson Financial;

  •
  second in dollar value of global asset-backed financing with a 9.2% market share, according to Thomson Financial;

  •
  sixth in global equity research, with 15 ranked analysts, sixth in North American equity research, with 27 ranked analysts, and fourth in European equity research, with 31 ranked analysts, according to Institutional Investor; and

  •
  second in North American fixed income research, with 33 ranked analysts, according to Institutional Investor.

        We file annual, quarterly and current reports and other information with the Securities and Exchange Commission, or SEC. Our SEC filings are available to the public over the internet on the SEC's website at www.sec.gov. You may also view our annual, quarterly and current reports on our website at www.csfb.com (under "Company Information") as soon as is reasonably practicable after the report is electronically filed with, or furnished to, the SEC. The information on our website is not incorporated by reference into this Annual Report.

OPERATIONAL STRUCTURE

        We operate and manage our business through two segments: the Institutional Securities segment, which provides financial advisory and capital raising services and sales and trading, and the Financial Services segment, which consists of the operations of Private Client Services, a financial advisory business serving high-net-worth individuals and corporate investors.

        The Institutional Securities segment is operated and managed through three operating divisions:

  •
  the Equity division, which trades equity and equity-related products, including listed and over-the-counter, or OTC, derivatives and risk management products, and engages in securities lending and borrowing;

  •
  the Fixed Income division, which trades fixed income financial instruments and offers derivatives and risk management products; and

  •
  the Investment Banking division, which serves a broad range of users and suppliers of capital, provides financial advisory and securities underwriting and placement services and, through the Private Equity Group, makes privately negotiated investments and acts as an investment advisor for private equity funds.

        The Financial Services segment consists of Private Client Services, a financial advisory business serving high-net-worth individuals and corporate investors with a wide range of CSFB and third-party investment management products and services.

        Effective January 1, 2004, our operations were reorganized to move the private equity and private fund groups to the Financial Services segment, which was renamed Wealth & Asset Management. The operations of Institutional Securities now include debt and equity underwriting and financial advisory services and the equity and fixed income trading businesses. The discussion below presents our segments as organized and managed in 2003.

PRODUCTS AND SERVICES

        Our principal products and activities by business segment are set forth below:

  Institutional Securities

  Equity and Fixed Income

  •
  Currencies and currency derivatives
  •
  Credit products, including investment-grade debt securities and credit derivatives
  •
  Interest rate products, including global government securities and interest rate derivatives
  •
  Equity securities and equity derivatives, including convertible bonds
  •
  Foreign exchange services
  •
  Leveraged finance, including high-yield and distressed debt
  •
  Margin lending
  •
  Market making in securities and options
  •
  Matched-book activities
  •
  Money market instruments
  •
  Prime services
  •
  Proprietary trading
  •
  Securities lending
  •
  Securities, futures and options clearing services
  •
  Structured products, including structuring and trading of asset-backed securities, such as collateralized debt obligations, and origination, structuring and trading of commercial and residential mortgage-backed securities and mortgages

  Investment Banking

  •
  Mergers and acquisitions advisory services
  •
  Capital raising services, including equity and debt underwriting
  •
  Private equity

  Financial Services

  Private Client Services

  •
  Financial advisory services

Institutional Securities

  Equity

        We engage in a broad range of equity activities for investors around the world, including sales, trading, brokerage and market-making in U.S. and international equity and equity-related securities, equity derivatives, convertible securities, forwards, futures and options, traded on exchanges and over the counter. We also engage in proprietary trading activities when we identify market opportunities in the price or value attributed to assets, companies, industries or economies. Equity-related activities include:

  •
  Equity Cash Business. We conduct secondary sales and trading activities, as agent and principal, on behalf of investors and ourselves. As agent, we effect brokerage transactions in equity securities for customers, thereby generating commission revenues. Transactions as principal involve making markets in securities to facilitate customer investments and proprietary investments for our own account. As market maker, we execute and commit capital on exchanges and over the counter to facilitate customer investments. We also execute program trading and block trades on behalf of clients and customers. CSFB is a member of most of the major exchanges in the United States, Europe and Asia.

  •
  Equity Derivatives and Convertible Bonds. We execute transactions in convertible bonds and various listed and OTC financial derivatives, including options, equity-linked products and other proprietary risk management products, to provide our clients with financing and investment alternatives. In addition, we enter into derivatives transactions as part of our trading activities for our own account to manage our own risks and as an alternative to investment in the cash markets.

  •
  Arbitrage. We engage for our own account in risk arbitrage, which involves purchasing and selling securities at a discount from a value expected to be realized as a result of a publicly announced corporate transaction. We also conduct convertible, international and index arbitrage on a proprietary basis.

  Fixed Income

        We engage in trading a broad range of financial instruments, including U.S. Treasury and government agency securities, foreign sovereign government securities and U.S. and foreign investment-grade and high-yield corporate bonds, money market instruments, foreign exchange and mortgage-backed and other asset-backed securities. We offer a full range of derivatives products for the financing, risk management and investment needs of our customers. Our fixed income business covers sovereign government, corporate and institutional customers. We generate net revenues from our fixed income business in the form of commissions and spreads. We earn greater spreads in less liquid markets than we do in large, highly liquid markets. We also take proprietary positions through market making and trading in fixed income securities and derivatives. In addition, CSFB syndicates loans and enters into commitments to extend credit to investment-grade and non-investment-grade borrowers through branches of Credit Suisse First Boston.

        Key fixed income products and channels include:

  •
  Interest Rate Products. Our interest rate products business includes instruments issued by U.S. government agencies and other sovereign government issuers and transactions in interest rate derivatives. We are a primary dealer in U.S. Treasury securities, participate in auctions and new issues and engage in secondary market sales and trading in such securities and futures and options on such securities. We engage in matched-book activities, in which we act as an intermediary between borrowers and lenders of short-term funds, mainly through repurchase agreements and resale agreements, to earn a positive spread between interest rates and to fund our inventory positions.

  •
  Credit Products. Our credit products business includes trading in all credit markets, including investment-grade debt securities and credit derivatives.

  •
  Structured Products. We originate and acquire commercial real estate loans and residential mortgages to be combined into asset pools, structured into debt instruments and sold as mortgage-backed securities. We trade Federal Home Loan Mortgage Corporation, or FHLMC, Federal National Mortgage Association, or FNMA, and Government National Mortgage Association, or GNMA, mortgage-backed and "to be announced" securities (that is, securities having a stated coupon and original term to maturity, although the issuer and/or specific pool of mortgage loans is not known at the time of the transaction). We also structure other asset-backed securities, including collateralized debt obligations, or CDOs. Our structuring group facilitates customized solutions for asset and liability management requirements of clients, while the integration of credit derivatives with asset-backed products creates new opportunities for capital raising and credit risk management for clients.

  •
  Leveraged Finance. Our leveraged finance business engages in structuring, sales and trading of high-yield and distressed debt securities.

  •
  Money Markets. We provide origination and distribution services of money market instruments, such as commercial paper, certificates of deposit and medium-term notes.

  •
  Foreign Exchange. We provide foreign exchange services to a broad range of clients worldwide, including multinational corporations, money managers, hedge funds, banks and high-net-worth individuals.

        Prime Services.    We also engage in dealer-to-dealer financing and cover proprietary and client short positions through securities borrowing and lending arrangements. We finance certain equity positions through stock lending and equity repurchase agreements and make margin loans to customers. We participate in these transactions globally and have an established prime brokerage business to attract client borrowings of cash and securities. We facilitate multi-currency financing, clearance, settlement and custody of securities transactions and provide brokerage services for our customers on major futures and options exchanges worldwide, providing flexible solutions for client needs and enabling clients to use more than one broker for the execution of trading strategies but one prime broker for efficient margining and consolidated position reporting.

  Investment Banking

        The Investment Banking division's activities include financial advisory services regarding mergers and acquisitions and other matters and origination and underwriting of equity and fixed income securities. Through the Private Equity Group, the Investment Banking division also conducts worldwide private equity investment activities. CSFB underwrites and syndicates bank lending facilities and provides bridge financing.

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

        Principal Investment Banking division products and services include:

  •
  Mergers and Acquisitions and Other Financial Advisory Services. We provide mergers and acquisitions and other financial advisory services, including corporate sales and restructuring, and divestitures and take-over defense strategy. Our professionals use an industry-intensive approach and work closely with our industry specialty groups in a broad range of sectors.

  •
  Capital Raising. We manage and participate in public offerings and private placements of debt, equity and other securities on a global basis.

  •
  Equity Offerings. We provide financing for issuers of equity and equity-linked securities. We are responsible for the origination and assist in the structuring and execution of transactions for our clients.

  •
  Debt Offerings. We underwrite various debt instruments, including high-yield debt, investment-grade debt and structured products.

  •
  Private Fund Group. We raise private capital, primarily from institutional investors, for direct investment by venture capital, management buyout and other investment firms in a variety of fund types.

        Private Equity.    The Private Equity Group invests primarily in unlisted or illiquid equity or equity-related securities in privately negotiated transactions, making private equity investments across the entire capital structure, from venture capital equity to investments in the largest leveraged buyouts. In addition to debt and equity investments in companies, the Private Equity Group manages private equity funds and invests in real estate and third-party managed private equity funds. Investments are made directly or through a variety of investment vehicles. As of December 31, 2003, CSFB managed or advised funds and proprietary private equity portfolios with committed capital of approximately $30.2 billion, and the Company managed or advised funds and proprietary private equity portfolios with committed capital of approximately $23.2 billion. As of December 31, 2003, CSFB had global investments in private equity for its own account of approximately $1.9 billion and had unfunded commitments of approximately $1.6 billion. As of December 31, 2003, the Company had private equity investments for its own account of approximately $1.1 billion and had unfunded commitments of approximately $1.3 billion.

        Our principal funds groups include leveraged corporate private equity funds, mezzanine investment funds, real estate investment funds, venture capital funds, secondary funds, which purchase existing interests in private equity funds and direct private equity investments, and the customized fund investment group.

        Our private equity activities generate revenues through an annual management fee, generally a percentage of a fund's committed capital or invested capital. In addition, after a minimum return for investors has been achieved, we may receive an increased share of a fund's income and gains based on a percentage of the income and gains from the fund's investments. Operating income may also be derived from realized and unrealized gains or losses on the investment. Our private equity business is a long-term business, and an investment may be held for a number of years before disposition.

        Effective January 1, 2004, our operations were reorganized to move the private equity and private fund groups to the Financial Services segment, which was renamed Wealth & Asset Management.

  Global Investment Research

        CSFB provides equity and fixed income research, economic analyses, technical market and quantitative analyses and investment strategy recommendations covering both equity and fixed income markets. CSFB's analysts, strategists and economists provide research services to institutional and high-net-worth individual clients globally through traditional and online channels.

        Equity research analyzes more than 2,300 companies and a broad range of industries, with in-depth coverage of U.S. and foreign issuers and market and economic trends. Fixed income research provides comprehensive investment analysis on investment-grade and high-yield debt issuers, research on a variety of structured products, global economic analysis, macroeconomic analysis on developed and emerging market countries and fundamental and technical analysis on a wide range of securities and market sectors. For information about the regulation and management of our research activities, see "—U.S. Regulation and Supervision."

Financial Services

  Private Client Services

        Private Client Services provides financial advice to high-net-worth and corporate investors with significant financial resources and specialized investment needs. In addition, Private Client Services serves as a distribution channel for a wide range of CSFB and third-party investment management products and services. Private Client Services had 286 investment advisors and managed or advised clients on approximately $59 billion in assets as of December 31, 2003.

OPERATING ENVIRONMENT AND COMPETITION

        CSFB believes that the long-term outlook for leaders in the investment banking industry is generally positive, although the industry is volatile and subject to periodic market downturns worldwide or in particular geographic regions. Competition has resulted in significant pressure on margins, particularly in the cash equities businesses and equity and debt underwriting, and there has been a trend towards increased capital commitments to secure mandates. The global "bulge bracket," or top tier, investment banks are likely to be more successful than other firms, and there is continuing consolidation in the financial services industry. One of the principal macroeconomic trends affecting the investment banking industry is greater capital formation, which is produced by aging demographics, pension reforms and wealth creation. Consolidation and convergence, driven by a blurring of traditional product and geographic boundaries, deregulation and the importance of scale and efficiency, have also created benefits for global full-service providers such as CSFB. Technology has led to productivity improvements and new distribution and business models, more demanding and better-informed customers and the need to balance productivity gains with investment requirements.

        The financial services business, including asset management, is viewed as a growth sector. Despite a challenging market environment, the underlying fundamentals and demographics continue to support the sector. CSFB believes that there will be positive net new asset or organic growth opportunities within this sector over the next several years. Despite this positive outlook for the business, increased competition, higher research costs, required advancements in technology, growth in client needs and globalization are trends that place greater pressure on margins and increase the need for scale within full-service asset management organizations. This growth, together with major external changes such as technological innovation and increased volatility and complexity in world markets, is changing the way the industry delivers services, manages investments and measures risk.

        CSFB faces intense competition from various types of firms in all aspects of its business and throughout the world. The principal competitive factors influencing CSFB's business are its reputation in the market place, its client relationships, its mix of market and product capabilities, and its ability to attract and retain highly skilled employees.

        In investment banking, CSFB competes with brokers and dealers in securities and commodities, investment banking firms, commercial banks and other firms offering financial services. There is increased fragmentation in market share, partly due to lower volumes of business and increased competition for market share. CSFB is subject to continued and increasing competitive pressure to make loans or otherwise commit capital, such as through block trades, to clients. CSFB has also experienced significant price competition in certain of its businesses, which has reduced profit margins on certain products or in certain markets. Competition from alternative trading systems is reducing fees and commissions.

        In asset management, CSFB's major competitors are the asset management subsidiaries of financial services firms, U.S. mutual and institutional fund managers and European fund managers. Despite the trend towards globalization in the asset management industry, competition is most significant in individual geographic locations. For the private equity business, as private equity funds grow and proliferate, competition to raise private capital and to find and secure attractive investments is accelerating.

        CSFB continues to build upon its position as a top-tier global investment bank, while seeking to improve financial results and placing high priority on controls, risk management and the firm's brand and reputation. CSFB will continue to focus on providing its clients with the highest quality of service across all business areas. Strategic priorities include being a market leader in its core businesses, seeking revenue growth opportunities, focusing on key customers across geographic regions, applying its capital efficiently to maximize returns and minimize risks, and focusing on markets and products that are profitable or that contribute to the profitability of CSFB's franchise.

        CSFB is committed to complying fully with the new laws and regulations that have been enacted following the high-profile bankruptcies and corporate and accounting scandals that have so adversely affected investor confidence. As a top-tier investment firm, CSFB acknowledges its commitment to its role as a gatekeeper in the financial markets. In furtherance of that commitment, CSFB has taken steps to strengthen that role, including implementing a framework to protect the integrity and quality of its research in compliance with regulations and evolving best practices for research, compliance with restrictions on allocation of shares in initial public offerings to directors and officers of public companies and a vigorous review of ways to enhance professionalism and integrity in the conduct of its businesses. CSFB remains committed to adhering to the highest professional standards and providing top quality execution and investment performance, while developing and retaining outstanding investment professionals.

FINANCE, ADMINISTRATION AND OPERATIONS

        Included within finance, administration and operations are various support departments, including treasury, controllers, credit, risk management, corporate services, information technology, tax, legal and compliance, human resources and operations. These departments support our businesses through the processing of securities, derivatives, foreign exchange and commodities transactions; receipt and delivery of funds and securities; safeguarding of customers' securities; internal financial controls, including management of global expenses, capital structure and funding; and our efforts at ensuring compliance with regulatory and legal requirements. Certain of these areas also assist in the management and monitoring of the risks associated with our business activities.

        CSFB has global business continuity and disaster recovery plans should the firm's employees be unable to gain access to or use significant offices or facilities or in the event of severe disruptions to the infrastructure that supports the firm's businesses, including information technology, communications and other systems.

EMPLOYEES

        As of December 31, 2003, we had 8,283 employees based in the United States and 423 employees based outside the United States. These figures include contractors as well as employees.

U.S. REGULATION AND SUPERVISION

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

        In the United States, the SEC is the federal agency primarily responsible for the regulation of broker-dealers, investment advisers and investment companies, and the Commodity Futures Trading Commission, or the CFTC, is the federal agency primarily responsible for, among other things, the regulation of futures commission merchants and commodity trading advisers. In addition, the Department of the Treasury has the authority to promulgate rules relating to U.S. Treasury and government agency securities, and the Municipal Securities Rulemaking Board has the authority to promulgate rules relating to municipal securities. The Board of Governors of the Federal Reserve System, or the Board, promulgates regulations applicable to certain securities credit transactions. In addition, broker-dealers are subject to regulation by industry self-regulatory organizations, including the National Association of Securities Dealers, Inc., or the NASD, and the New York Stock Exchange, or the NYSE, and by state authorities. Because we are also engaged in futures activities, our U.S. broker-dealer affiliates are subject to industry self-regulatory organizations such as the National Futures Association, or the NFA.

        Credit Suisse First Boston LLC, or CSFB LLC, our principal wholly owned subsidiary, is a broker-dealer registered with the SEC and a number of states, the District of Columbia and Puerto Rico and with the CFTC as a futures commission merchant and commodity trading advisor. As a result of these registrations, and memberships in self-regulatory organizations such as the NASD, the NYSE and the NFA, our business is subject to overlapping regulation covering all aspects of its securities, commodities and futures activities. Such regulations cover matters including:

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

        A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, U.S. broker-dealers may be required in some instances to make suitability determinations as to certain customer transactions, are frequently limited in the amounts that they may charge customers and generally cannot trade ahead of their customers. U.S. broker-dealers must also make certain required disclosures to their customers.

        As a registered futures commission merchant, our broker-dealer is subject to the requirements of the CFTC under the Commodity Exchange Act. These requirements include the provision of certain disclosure documents, generally impose prohibitions against trading ahead of customers and other fraudulent trading practices, and include provisions as to the handling of customer funds and reporting and recordkeeping requirements.

        Our businesses include legal entities registered and regulated as investment advisers under the U.S. Investment Advisers Act of 1940, as amended, and the SEC's rules and regulations thereunder. CSFB provides asset management services primarily to individuals, corporations and public pension funds. For pension fund clients, we are subject to the Employee Retirement Income Security Act of 1974, as amended, and similar state statutes. These regulations provide, among other things, for the way in which client assets should be managed. In addition, these regulations impose limitations on the ability of investment advisors to charge performance-based or non-refundable fees to clients, recordkeeping and recording requirements, disclosure requirements and limitations on principal transactions between an adviser or its affiliates and advisory clients, as well as general anti-fraud prohibitions. Finally, because some of the investment vehicles we advise are commodity pools, we are subject to the Commodity Exchange Act for such clients.

        Our operations may be materially affected not only by regulations applicable to them as financial market intermediaries, but also by regulations of general application. For example, the volume of our underwriting business could be affected by, among other things, existing and proposed tax legislation, antitrust policy and other governmental regulations and policies (including the interest rate policies of the Board) and changes in interpretation and enforcement of various laws that affect the business and financial communities. From time to time, various forms of anti-takeover legislation and legislation that could affect the benefits associated with financing leveraged transactions with high-yield securities have been proposed that, if enacted, could adversely affect the volume of merger and acquisition and private equity businesses, which in turn could adversely affect our underwriting, advisory and trading revenues.

        In 2002 and 2003, the NASD, the NYSE and the SEC adopted rules relating to the independence of research and research analysts. The NASD and NYSE rules are intended to address a number of potential conflicts of interest relating to equity research. Regulation Analyst Certification, adopted by the SEC, applies to research reports involving equity or debt securities and requires research analysts to make specific certifications in connection with both research report issuances and public appearances.

        As part of changing practices in the investment banking industry and CSFB's commitment to ensuring the independence of its research, CSFB has voluntarily made a number of changes in its equity research activities, including realigning its research department to report to the Head of the Legal and Compliance Department and Vice Chairman for Research for CSFB, adopting new rules on securities ownership by analysts and implementing new procedures for communication between analysts and investment bankers. Further, pursuant to a settlement with various U.S. regulators regarding, among other things, research analyst independence, CSFB adopted internal structural and operational reforms that augment the steps it had already taken to ensure research analyst independence. See "Legal Proceedings" in Part I, Item 3.

        In October 2001, the U.S. Congress enacted the USA PATRIOT Act, or the Patriot Act. The Patriot Act required the Department of Treasury to develop and adopt final regulations that impose anti-money-laundering compliance obligations on financial institutions; Treasury delegated this authority to the Financial Crimes Enforcement Network, or FinCEN, one of its bureaus. As a bank holding company, CSFB was previously subject to anti-money-laundering compliance obligations arising from the Bank Secrecy Act, or BSA.

        The Patriot Act and the BSA have several core components. First, financial institutions, as defined by the Patriot Act, must implement an anti-money-laundering compliance program that: (1) includes policies, procedures and controls designed to detect and prevent money laundering or other suspicious activity; (2) designates anti-money-laundering compliance officers; (3) provides anti-money-laundering training to staff; and (4) ensures that an independent audit of the anti-money-laundering program is conducted on an annual basis. Second, financial institutions must implement a customer identification and verification program; for foreign bank clients, financial institutions are required to gather certain additional information about the foreign bank, including its agent for service of process in the United States. Third, financial institutions must conduct enhanced due diligence, where appropriate, for correspondent accounts for foreign financial institutions and private banking accounts for non-U.S. persons. Fourth, financial institutions must file suspicious activity reports regarding potential money laundering or other suspicious activity. Fifth, the Patriot Act created new rights and obligations pertaining to information sharing between financial institutions and the government and between and among financial institutions.

        CSFB is subject to similar compliance obligations in other countries in which it operates and has implemented a global anti-money-laundering compliance program.

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

        The GLBA, which was signed into law in 1999 and became effective in most respects in 2000, significantly modified these restrictions. Once the GLBA took effect, qualifying bank holding companies and foreign banks qualifying as "financial holding companies" were permitted to engage in a substantially broader range of non-banking activities in the United States, including insurance, securities, private equity and other financial activities, in many cases without prior notice to, or approval from, the Board or any other U.S. banking regulator. The GLBA does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature or incidental thereto without other specific legal authority or exemption.

        Certain provisions of the BHCA governing the acquisition of U.S. banks were not affected by the GLBA. Accordingly, as was the case prior to enactment of the GLBA, CSG is required to obtain the prior approval of the Board before acquiring, directly or indirectly, the ownership or control of more than 5% of any class of voting shares of any U.S. bank or bank holding company.

        The GLBA and the regulations issued thereunder contain a number of other provisions that could affect our operations and the operations of all financial institutions. One such provision relates to the financial privacy of consumers. In addition, the so-called "push-out" provisions of GLBA will narrow the exclusion of banks from the definitions of "broker" and "dealer" under the Securities Exchange Act of 1934, or Exchange Act. The SEC granted a series of temporary exemptions that delayed the required implementation of these push-out provisions. The narrowed "dealer" definition took effect in September 2003, and the narrowed "broker" definition is currently expected to take effect in November 2004. As a result, it is likely that certain securities activities currently conducted by Credit Suisse First Boston's New York branch will need to be restructured or transferred to one or more U.S. registered broker-dealer affiliates.

        We believe that we have been in compliance in all material respects with the regulations described herein.

Capital Requirements

        As a registered broker-dealer and member firm of various self-regulatory organizations, CSFB LLC is subject to the uniform net capital rule, Rule 15c3-1 of the Exchange Act. This rule requires broker-dealers to maintain a specified level of minimum net capital in relatively liquid form. Our OTC derivatives dealer subsidiary, Credit Suisse First Boston Capital LLC, is also subject to the uniform net capital rule but calculates its net capital requirements based on value at risk pursuant to Appendix F of Rule 15c3-1. CSFB LLC is also subject to the net capital requirements of the CFTC and various commodity exchanges. See Note 8 of the consolidated financial statements in Part II, Item 8.

        The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain criteria, dictate the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

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

        Certain other of our subsidiaries are subject to capital adequacy requirements. As of December 31, 2003, our subsidiaries complied with all applicable regulatory capital adequacy requirements.

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

Market Risk

        As an integrated investment bank, we are materially affected by conditions in the financial markets and economic conditions generally in the United States and around the world. In addition, our results of operations in the past have been, and in the future may continue to be, materially affected by other factors of a global nature.

  Trading and Investment Activities

        Our large trading and investment (other than trading) positions in the debt and equity markets, and in private equity, mortgage and other assets, can be adversely affected by volatility in the financial markets, that is, the degree to which prices fluctuate over a particular period in a particular market, regardless of market levels. Such volatility can also lead to losses relating to our trading and hedging products, including swaps, futures, options and structured products. To the extent that we own assets, or have net long positions, in any of those markets, a downturn in those markets could result in losses from a decline in the value of our net long positions. Conversely, to the extent that we have sold assets that we do not own, or have net short positions, in any of those markets, an upturn in those markets could expose us to potentially unlimited losses as we attempt to cover our net short positions by acquiring assets in a rising market. We may from time to time have a trading strategy of holding a long position in one asset and a short position in another, from which we expect to earn operating income based on changes in the relative value of the two assets. If, however, the relative value of the two assets changes in a direction or manner that we did not anticipate or against which we are not hedged, we might realize a loss in those paired positions. Such losses, if significant, could adversely affect our results of operations.

  Adverse Market Conditions

        Difficult market and economic conditions and geopolitical uncertainties in 2002 and 2003 had a negative impact on our investment banking business as the slowdown in global economic growth continued. Despite improved market conditions and some signs that the economy is beginning to recover, adverse market or economic conditions could continue to reduce the number and size of investment banking transactions in which we provide underwriting, mergers and acquisitions advice and other services and therefore adversely affect our financial advisory fees and underwriting fees. Market declines in the United States and elsewhere would likely lead to a decline in the volume of securities trades that we execute for customers and, therefore, have an adverse effect on the revenues we receive from commissions and spreads. Certain of our businesses, particularly structured and credit products, high-yield and fixed income trading, have benefited in recent years from low or declining interest rates, and increasing or high interest rates may have an adverse effect on the results of these businesses. In addition, adverse market or economic conditions could negatively affect our private equity investments.

If a private equity investment in a company or an investment fund substantially declines in value, we may potentially lose some or all of any management or similar fees, may not receive any increased share of the income and gains from such investment (to which we are entitled when the return on such investment exceeds certain threshold returns), may be obligated to return to investors previously received excess carried interest payments and may lose our pro rata share of the capital invested in that company and other companies in the same fund. Further, it may become more difficult to dispose of the investment. Even investments that are performing well may prove difficult to exit in weak initial public offering markets. In certain circumstances, depending on the size of the investment, the nature of the company's problems or other factors, we may become involved in disputes or legal proceedings relating to the investment, and our reputation or our ability to sponsor private equity investment funds in the future could be adversely affected.

        Our results could also be adversely affected by a downturn in particular sectors. In the real estate sector, we finance and acquire principal positions in a number of real estate and real estate-related products for major participants in the commercial and residential real estate markets, and we securitize and trade in a wide range of real estate and real estate-related products, including agency mortgage-backed securities. In addition, in the past we have made, and in the future we may make, significant commitments to provide investment banking advisory and underwriting services to certain sectors such as technology and telecommunications, and decreasing economic growth generally with respect to these sectors has negatively affected our operating income and may continue to do so in the future.

        Terrorist attacks, military conflicts and economic or political sanctions could continue to have a material adverse effect on economic and market conditions, market volatility and financial activity, including in businesses in which we operate.

  Large and Concentrated Positions

        We could be exposed to increased losses in activities such as arbitrage, market-making, block and proprietary trading, private equity and underwriting. We have committed substantial amounts of capital to these businesses, which may require us to take large positions in the securities of a particular company or companies in a particular sector, country or region. The trend in all major capital markets is toward larger and more frequent commitments of capital. These concentrations of risk could increase our losses due to our sizable securities holdings.

  Hedging Strategies

        If any of the instruments and strategies we use to hedge our exposure to various types of risk is not effective, we may incur losses. Many of our strategies are based on historical trading patterns and correlations, and unexpected market developments may affect our hedging strategies in all market environments or against all types of risk. We may only be partially hedged or our hedging strategies may not be fully effective in mitigating our risk. In addition, gains and losses resulting from ineffective hedges are recorded in principal transactions-net in our consolidated statements of operations, and this may lead to volatility in our reported earnings.

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

Credit Risk

        We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. This risk may arise, for example, from holding securities of third parties as collateral; entering into swap or other derivative contracts under which counterparties have long-term obligations to make payments to us; and extending credit to our clients through margin loans or other arrangements.

        In recent years, we have significantly expanded our use of swaps and other derivatives and we may continue to do so, both in types of products and in volume of transactions, in particular through our OTC derivatives dealer subsidiary. As a result, our credit exposures have increased, and may continue to increase, in amount and duration. In addition, we have experienced, due to competitive factors, pressure to assume longer-term credit risk, to extend credit against less liquid collateral and to price derivatives instruments more aggressively based on the credit risks that we take.

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

Liquidity Risk

        Liquidity, or ready access to funds, is essential to our businesses. We depend on continuous access to the debt capital and money markets to finance day-to-day operations. An inability to raise money in the long-term or short-term debt capital markets, or an inability to access the repurchase and securities lending markets, could have a substantial negative effect on our liquidity. Our ability to borrow in the debt markets could be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative views about the financial services industry generally. In addition, lenders could develop a negative perception of our long-term or short-term financial prospects if, for example:

  •
  we incurred large trading losses;

  •
  the level of our business activity decreased due to a market downturn;

  •
  regulatory authorities took significant action against us; or

  •
  we discovered serious employee misconduct or illegal activity.

        If we were unable to borrow in the debt capital markets, or access the repurchase and securities lending markets, we would likely need to liquidate assets, such as our investment and trading portfolios, to meet maturing liabilities. Our ability to liquidate portfolios could be adversely affected by a market downturn. In certain market environments, such as when there is market volatility or uncertainty, overall market liquidity may decline. In a time of reduced liquidity, we may be unable to sell some of our assets, or we may have to sell assets at depressed prices, either of which could adversely affect our results of operations. In addition, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

        Regulatory and other legal restrictions may limit our ability to transfer funds freely either to or from our indirect parent, Credit Suisse First Boston, our subsidiaries and other affiliates of those companies. In particular, a substantial number of those entities, including our broker-dealer subsidiaries, are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to us, or that prohibit such transfers altogether in certain circumstances. These laws and regulations may hinder our ability to access funds that we need to make payments on our obligations.

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

Operational Risk

        Operational risk is the risk of adverse effects upon our businesses as a consequence of conducting operations in an improper or inadequate manner, or as a result of external factors. In general, our businesses face a wide variety of operational risks. We face risk arising from organizational factors, such as change of management and other personnel, data flow, communication, coordination and allocation of responsibilities. Policy and process risk arises from weakness in or non-compliance with policies and critical processes involving documentation, due diligence, settlement and payment. Technology risk stems from dependencies on information technology and the telecommunications infrastructure and risks arising from e-commerce activities. We face risks arising from human error and external factors such as fraud. Finally, we face risks from physical threats to our or our third-party suppliers' facilities or employees and business disruption. In particular, if there is a disruption in the infrastructure supporting our businesses and/or the areas in which they or third-party suppliers are situated, such as interruptions in electrical, communications, transportation or other services, our ability to conduct our operations may be negatively affected. Any of such risks could have an adverse effect on our results of operations.

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

Legal and Regulatory Risks

        We face significant legal risks in our businesses, and the volume and amount of damages claimed in litigation, regulatory proceedings and other adversarial proceedings against financial services firms are increasing. These risks include disputes over the terms of transactions in which we act as principal, disputes concerning the adequacy or enforceability of documents relating to our transactions, potential liability under securities or other laws for materially false or misleading statements made in connection with securities and other transactions in which we act as underwriter, placement agent or financial advisor, potential liability for the "fairness opinions" and other advice we provide to participants in corporate transactions, and disputes over the terms and conditions of complex trading arrangements. We also face the possibility that counterparties in complex or risky trading transactions will claim that we improperly failed to tell them of the risks or that they were not authorized or permitted to enter into these transactions with us and that their obligations to us are not enforceable.

        We face risks relating to investment suitability determinations, disclosure obligations and performance expectations with respect to the products or services we provide, which could lead to significant losses or reputational damage. We have in place policies and practices to monitor and, to some extent, control the risks that may arise in delivering products or services to clients. We attempt to ensure that any investment or risk management product or service we provide to our clients is appropriate based on our relationship with that client.

        We are also subject to claims arising from disputes with employees for, among other things, alleged discrimination or harassment. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time.

        As a participant in the financial services industry, we are subject to extensive regulation by governmental agencies, supervisory authorities and self-regulatory organizations. Such regulation is becoming increasingly more extensive and complex. The requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us. These regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements, and restrictions on the businesses in which we may operate or invest. Despite our best efforts to comply with applicable regulations, there are a number of risks, particularly in areas where applicable regulations may be unclear. The authorities have the power to bring administrative or judicial proceedings against us, which could result, among other things, in suspension or revocation of our licenses, cease and desist orders, fines, civil penalties, criminal penalties or other disciplinary action that could materially harm our results of operations. Such proceedings could also result in serious reputational harm. Such authorities have increased resources and are choosing to bring more enforcement actions against companies in our industry.

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

        In addition, the SEC and other federal and state regulators are increasingly scrutinizing complex, structured finance transactions and have brought enforcement actions against a number of financial institutions in connection with such transactions. In some of those actions, clients of the financial institutions are alleged to have engaged in accounting, disclosure or other violations of the securities laws, and the financial institutions are alleged to have facilitated these improprieties by entering into transactions with the clients. While CSFB has policies and procedures intended to ensure that all transactions, including structured transactions, into which we enter comply with applicable laws and regulations, it is possible that certain of these transactions could give rise to litigation or enforcement actions.

        Changes in laws, rules or regulations affecting our operations, or in the interpretation or enforcement of such laws, rules and regulations, may adversely affect our results. We may be materially affected not only by regulations applicable to us as an integrated investment bank, but also by regulations of general application. For example, our businesses have been, and are likely to continue to be, affected by, among other things, existing and proposed tax legislation, adoption of new accounting standards, antitrust and competition policies, corporate governance initiatives and other governmental regulations and polices and changes in the interpretation or enforcement of existing laws and rules that affect the business and financial communities. These new laws and initiatives affect us directly and indirectly through their effect on the activities of our clients. In particular, the Sarbanes-Oxley Act of 2002 and rules of the SEC, the NYSE and the Nasdaq National Market, or NASDAQ, have significantly altered the duties and obligations relating to, among other things, corporate governance and financial disclosure for SEC-reporting companies. To the extent that private companies elect not to engage in initial public offerings, or IPOs, in order to avoid being subject to these provisions, our equity new issuances business and our potential for exiting certain private equity investments may be adversely affected. In addition, these requirements have diverted the focus of some companies from capital markets transactions, such as securities offerings and acquisition or disposition transactions, and as long as such diversion exists, our investment banking business may be adversely affected.

        For a description of the legal proceedings and regulatory examinations to which we are subject, see "Legal Proceedings" in Part I, Item 3.

Competition and Conflicts of Interest

        We face intense competition that could affect our business and results of operations. Consolidation, both in the form of mergers and acquisitions and by way of alliances and cooperation, is increasing competition. New competitors, including internet-based financial services providers and non-financial companies, are entering the market. Competition in this environment is based on many factors, including the products and services offered, pricing, distribution systems, customer service, brand recognition, perceived financial strength and the willingness to use capital to serve client needs. Consolidation has created a number of firms that, like us, have the ability to offer a wide range of products. Some of these firms may be able to offer a broader range of products than we do, or offer such products at more competitive prices. U.S. federal financial reform legislation significantly expands the activities permissible for financial services firms in the United States. This legislation may accelerate consolidation, increase the capital base and geographic reach of our competitors and increase competition in the financial services industry, which could adversely affect our results of operations. For further information relating to the regulation of our businesses, see "—U.S. Regulation and Supervision."

        In the highly competitive environment arising from globalization and convergence in the financial services industry, a reputation for financial strength and integrity is critical to our ability to attract and maintain customers. Our reputation could be harmed if we fail adequately to promote and market our brand. Our reputation could also be damaged if, as we increase our client base and the scale of our businesses, our comprehensive procedures and controls dealing with conflicts of interest fail, or appear to fail, to address conflicts of interest. Furthermore, our reputation could in the future be damaged as a result of, among other things, employee misconduct, a decline in results, adverse legal or regulatory action against us or a downturn in financial markets or the financial services industry in general.

        Our performance is largely dependent on the talents and efforts of highly skilled individuals. Competition in the financial services industry for qualified employees is intense. We also compete for employees with companies outside the financial services industry. Competition with non-financial services companies in particular may intensify when compensation within our industry decreases in adverse markets or economies. We have devoted considerable resources to recruiting, training and compensating employees. Our continued ability to compete effectively in our businesses depends on our ability to attract new employees and to retain and motivate our existing employees.

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

Acquisition Risk

        Acquisition of financial services businesses has been an important element of CSFB's strategy, and, when appropriate, CSFB expects to consider additional acquisitions in the future. Even though CSFB reviews the records of companies it plans to acquire, such reviews are inherently incomplete and it is generally not feasible for CSFB to review in detail all such records. Even an in-depth review of records may not reveal existing or potential problems or permit CSFB to become familiar enough with a business to assess fully its capabilities and deficiencies. As a result, CSFB may assume unanticipated liabilities, or an acquisition may not perform as well as expected. CSFB faces the risk that the returns on acquisitions will not support the expenditures or indebtedness incurred to acquire such businesses, or the capital expenditures needed to develop such businesses.

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

Item 2: Properties

        Our principal offices consist of the following properties:

Location	Owned/Leased	Lease Expiration	Approximate Square Feet
New York City, New York
Eleven Madison Avenue(1)	Leased	2017	1,483,000
One Madison Avenue(2)	Leased	2020	1,173,000
315 Park Avenue South	Leased	2017	220,000

(1)
Our principal executive offices.

(2)
During 2003, we terminated our lease obligation with our landlord, Metropolitan Life Insurance Company, for approximately 271,000 square feet. Of the remaining 1,173,000 square feet leased, 458,000 square feet are sublet to third parties.

        In addition, we lease approximately 832,000 square feet for our other offices in the United States. The leases for these properties expire at various dates through 2025. For additional information on our leases, see Note 16 of the consolidated financial statements in Part II, Item 8.

        In 2003, in connection with the sale of the Pershing unit, we transferred approximately 1,134,000 square feet of domestic and international regional office space, including offices leased in Jersey City and Florham Park, New Jersey and owned in Florham Park, New Jersey.

        We believe that our existing facilities are adequate for our current and future needs.

Item 3: Legal Proceedings

        We are involved in a number of judicial, regulatory and arbitration proceedings (including those described below and actions that have been separately described in previous filings) concerning matters arising in connection with the conduct of our businesses. Some of these actions have been brought on behalf of various classes of claimants and, unless otherwise specified, seek damages of material and/or indeterminate amounts. We believe, based on currently available information and advice of counsel, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition but might be material to operating results for any particular period, depending, in part, upon the operating results for such period. We intend to defend ourselves vigorously against all of the claims asserted in these matters.

In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation

        Since November 1998, several lawsuits have been filed in the U.S. District Court for the Southern District of New York against CSFB LLC, an affiliate and numerous other brokerage firms, alleging that the defendant broker-dealers conspired to fix the "fee" paid for underwriting certain IPO securities by setting the underwriters' fee or "spread" at 7%, in violation of the federal antitrust laws. The lawsuits purport to be class actions brought on behalf of classes of persons and entities that purchased and issued securities in those IPOs.

        In February 1999, the district court consolidated the various cases in a single litigation, captioned In re Public Offering Fee Antitrust Litigation. On April 29, 1999, the defendant underwriters filed a motion to dismiss the complaint as a matter of law.

        Meanwhile, beginning in August 2000, several other complaints were filed on behalf of issuers of stock in IPOs containing the same allegations of an industry-wide conspiracy to fix IPO underwriting fees. By order dated April 10, 2001, the district court consolidated the issuer complaints.

        On February 14, 2001, the district court dismissed the purchaser plaintiffs' claims on the ground that those plaintiffs lacked legal standing to assert antitrust claims. By order dated December 13, 2002, the U.S. Court of Appeals for the Second Circuit vacated the district court's decision and remanded the action to the district court for consideration of the additional grounds for dismissal asserted in the motion to dismiss.

        On July 6, 2001, the issuer plaintiffs filed a consolidated issuer complaint, naming numerous defendants, including CSFB LLC and the Company, under the caption In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation. On September 28, 2001, the defendants moved to dismiss the consolidated issuer complaint. On September 25, 2002, the district court denied the defendants' motion to dismiss and defendants sought leave to file an interlocutory appeal of that decision. On January 17, 2003, the district court issued an order deferring a ruling on the defendants' motion until the district court reached a decision, upon remand, of the motion to dismiss the consolidated purchaser complaint.

        On March 26, 2003, defendants filed a motion to dismiss in both the consolidated issuer and consolidated purchaser cases on the grounds of implied immunity. The district court denied that motion in an order dated June 26, 2003.

        By order dated February 24, 2004, the district court granted defendants' motion to dismiss the plaintiffs' claims for damages in the consolidated purchaser case, but denied defendants' motion to dismiss plaintiffs' claims for injunctive relief in that case.

Governmental/Regulatory Inquiries Relating to IPO Allocation/Research-related Practices

        In early 2002, in connection with industry-wide investigations into research analyst practices and certain IPO allocation practices, CSFB received subpoenas and/or requests for information from the following governmental and regulatory bodies: (1) the New York State Attorney General, or NYAG; (2) the Massachusetts Secretary of the Commonwealth Securities Division, or MSD; (3) the SEC; (4) the NASD; (5) the NYSE; and (6) the United States Attorneys' Office for the Southern District of New York, or SDNY. The SEC, NASD and NYSE have conducted a joint investigation.

        CSFB cooperated fully with these investigations and produced a significant volume of documents, consisting primarily of e-mails, compensation-related information and research reports. During these investigations, the NASD, NYAG and MSD took testimony from various present and former employees of CSFB. The investigations focused primarily on equity research independence and the allocation of certain IPO shares to senior executives of the firm's clients (a practice that regulators have referred to as "spinning").

        On April 28, 2003, CSFB and other Wall Street firms finalized a global settlement with a coalition of state and federal regulators and self-regulatory organizations to settle these investigations, or the Global Settlement. Consistent with an agreement in principle that had first been announced in December 2002, CSFB agreed, without admitting or denying the allegations, to pay a total of $200 million, consisting of (a) $150 million to settle enforcement actions based on alleged violations of certain federal and state securities laws and NASD and NYSE rules and (b) $50 million to fund independent, third-party research to clients over five years. CSFB also agreed to implement significant, industry-wide procedural and structural reforms to its business practices relating to both research analyst independence and the allocation of shares in IPOs.

        On October 31, 2003, the U.S. District Court for the Southern District of New York approved the Global Settlement. The "state" portion of the Global Settlement consists of CSFB's agreements with each of the state regulators within the North American Securities Administrators Association, or NASAA; CSFB has officially executed its settlement agreements with nearly all of the NASAA members and continues to negotiate the final terms of its agreements with the balance.

        On May 30, 2003, CSFB (and the other banks that participated in the Global Settlement) received a subpoena from the SEC and a document request from the NYSE, each of which seeks e-mails of a number of employees and certain other documents relating primarily to equity research. (The NASD issued a similar request but has since withdrawn that request.) The SEC and NYSE requests are part of those entities' investigations into whether individual employees (rather than CSFB itself) should be held liable for supervisory or other failures in connection with equity research practices during the time period that was the subject of the investigations discussed above. CSFB has produced documents responsive to the SEC and NYSE requests.

        CSFB is not aware of any material developments in connection with the previously disclosed investigation by the NYAG of whether potential wrongdoing by individuals occurred during the time period covered by the Global Settlement.

        Additionally, CSFB is not aware of any material developments in connection with the previously disclosed governmental and regulatory inquiries concerning the firm's preservation and production of documents in 2000 in response to then-pending investigations into the firm's allocation of shares in IPOs and subsequent transactions and commissions.

Litigation Relating to IPO Allocation/Research-related Practices

        Since January 2001, CSFB LLC, an affiliate and several other investment banks have been named as defendants in a large number of putative class action complaints filed in the U.S. District Court for the Southern District of New York concerning IPO allocation practices. On April 19, 2002, the plaintiffs filed consolidated amended complaints alleging various violations of the federal securities laws resulting from alleged material omissions and misstatements in registration statements and prospectuses for the IPOs and, in some cases, follow-on offerings, and with respect to transactions in the aftermarket. The complaints contain allegations that the registration statements and prospectuses either omitted or misrepresented material information about commissions paid to investment banks and aftermarket transactions by certain customers that received allocations of shares in the IPOs. The complaints also allege that misleading analyst reports were issued to support the issuers' allegedly manipulated stock price and that such reports failed to disclose the alleged allocation practices or that analysts were allegedly subject to conflicts of interest. On July 1, 2002, CSFB LLC, an affiliate and other defendants moved to dismiss the consolidated class action complaints. On February 19, 2003, the district court denied the motion as to CSFB LLC, an affiliate and the other defendant investment banks, as well as with respect to certain issuer and individual defendants. In June 2003, the plaintiffs in this litigation announced a proposed settlement of their claims against the issuer defendants and the issuers' officers and directors named in the litigation. On September 2, 2003, the plaintiffs filed an omnibus motion for class certification in all of these actions. By agreement among the parties and the district court, six cases were selected as focus cases for class certification purposes. The underwriter defendants opposed class certification in the six focus cases on February 24, 2004. Briefing on the class certification motion is expected to conclude on April 12, 2004.

        Since March 2001, CSFB LLC and several other investment banks have been named as defendants in a number of putative class actions filed with the U.S. District Court for the Southern District of New York, alleging violations of the federal and state antitrust laws in connection with alleged practices in allocation of shares in IPOs in which such investment banks were a lead or co-managing underwriter. The amended complaint in these lawsuits, which have now been consolidated into a single action, alleges that the underwriter defendants have engaged in an illegal antitrust conspiracy to require customers, in exchange for IPO allocations, to pay non-competitively determined commissions on transactions in other securities, to purchase an issuer's shares in follow-on offerings, and to commit to purchase other less desirable securities. The complaint also alleges that the underwriter defendants conspired to require customers, in exchange for IPO allocations, to agree to make aftermarket purchases of the IPO securities at a price higher than the offering price, as a precondition to receiving an allocation. These alleged "tie-in" arrangements are further alleged to have artificially inflated the market price for the securities. On May 24, 2002, CSFB LLC and the other defendants moved to dismiss the amended complaint. On November 3, 2003, the district court granted the motion to dismiss and dismissed the action with prejudice as to all defendants. On December 3, 2003, the plaintiffs filed a notice of appeal to appeal the district court's decision.

        On November 15, 2002, the Company was sued in the U.S. District Court for the Southern District of New York on behalf of a putative class of issuers in IPOs for which its affiliate, Donaldson, Lufkin & Jenrette Securities Corporation, or DLJSC, acted as underwriter. The complaint alleges that the issuers' IPOs were underpriced, and that DLJSC allocated the underpriced IPO stock to certain of its favored clients and subsequently shared in portions of the profits of such favored clients pursuant to side agreements or understandings. This purported conduct is alleged to have been in breach of the underwriting agreements between DLJSC and those issuers. On September 12, 2003, the Company filed a motion to dismiss the complaint. By order dated March 9, 2004, the district court denied the Company's motion to dismiss as to three of plaintiff's claims, but granted the motion as to plaintiff's claim for unjust enrichment.

        Several putative class action lawsuits have been filed against CSFB LLC in the wake of publicity surrounding various governmental and regulatory investigations that led to the Global Settlement. Thus far, cases have been brought against CSFB LLC in the U.S. District Courts for the Southern District of New York and the District of Massachusetts on behalf of purchasers of shares of Atmel Corporation, Agilent Technologies, Inc., AOL Time Warner Inc., Amazon.com, Razorfish, Inc., Lantronix, Inc., Synopsys, Inc., Winstar, Inc. and Covad Communications Co. The complaints generally assert claims under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. A purported class action has also been filed in Missouri state court relating to analyst research.

        A purchaser of shares of Clarent Corporation has filed an individual action in the Superior Court of the State of California for the County of Los Angeles alleging fraud, negligence and negligent misrepresentation in connection with CSFB's research coverage of that company. An action has also been filed in the Superior Court of the State of California for the County of Santa Clara on behalf of a class of purchasers of several issuers. That complaint alleges that CSFB LLC violated Section 17200 of California's Business and Professions Code, which prohibits unfair business practices. On March 2, 2004, that case was dismissed without prejudice.

        The Amazon.com and Covad Communications actions have been dismissed on motions to dismiss; Covad is currently on appeal to the U.S. Court of Appeals for the Second Circuit.

        The actions relating to AOL Time Warner Inc., Agilent Technologies, Inc., Synopsys, Inc., Winstar, Inc., and Razorfish, Inc. have all been separately consolidated in the U.S. District Court for the District of Massachusetts. Motions to dismiss have been or will be filed in each of these actions. CSFB LLC has also filed a motion to dismiss in a consumer fraud action brought by the West Virginia Attorney General relating to analyst research.

Enron-related Litigation and Inquiries

        Numerous actions have been filed against CSFB LLC and its affiliates relating to Enron Corp. or its affiliates. On April 8, 2002, CSFB and certain other investment banks were named as defendants along with, among others, Enron, Enron executives and directors, and external law and accounting firms in two putative class action complaints filed in the U.S. District Court for the Southern District of Texas. The first, Newby, et al. v. Enron Corp., et al., was filed by purchasers of Enron securities and alleges violations of the federal securities laws. The second, Tittle, et al. v. Enron Corp., et al., was filed by Enron employees who participated in various Enron employee savings plans and alleges violations of the Employment Retirement Income Security Act and the Racketeering Influenced and Corrupt

Organizations Act and state law negligence and civil conspiracy claims. A motion by CSFB LLC and its affiliates to dismiss the complaint in Newby was denied in December 2002, and CSFB LLC and its affiliates have since answered the complaint, denying all liability. On May 8, 2002, CSFB LLC and its affiliates moved to dismiss the Tittle complaint, and the district court granted that motion in full on September 30, 2003, thereby dismissing the action in its entirety as to CSFB LLC and its affiliates. In both cases, plaintiffs filed motions for class certification that are pending before the district court. On May 14, 2003, the lead plaintiff in Newby filed an amended complaint that, among other things, names as defendants additional CSFB entities, expands the putative class to include purchasers of certain Enron-related securities, and alleges additional violations of the federal securities laws. On May 28, 2003, the lead plaintiff in Newby filed an amended motion for class certification of a more broadly defined class based on the amended complaint; that motion is pending before the district court. On June 18, 2003, CSFB LLC and its affiliates moved to dismiss the new claims and new entities asserted in the amended complaint; that motion is also pending before the district court.

        Several actions filed against CSFB LLC and its affiliates and other parties have been consolidated or coordinated with the Newby action and stayed as to the filing of amended or responsive pleadings pending the district court's decision on class certification in Newby and Tittle. Similarly consolidated or coordinated with Newby and stayed have been several actions against Arthur Andersen, LLP, or Andersen, and other defendants, in which Andersen brought claims for contribution against CSFB LLC and its affiliates and other parties as third-party defendants. The consolidated and coordinated cases are now proceeding into discovery along with Newby.

        Additional Enron-related actions have been filed in various federal and state courts against CSFB LLC and its affiliates, along with other parties, including: (i) a complaint by two investment funds that purchased certain Enron-related securities alleging insider trading and other violations of California law; (ii) a complaint by investment funds or fund owners that purchased senior secured notes issued by Osprey Trust and Osprey Trust I alleging violations of California law and fraud, deceit and negligent misrepresentation; (iii) an action by AUSA Life Insurance Company, Inc. and eleven other insurance company plaintiffs alleging violations of state securities laws, common law fraud and civil conspiracy in connection with securities offerings by certain Enron-related entities; (iv) a complaint by purchasers of Enron, Marlin, Osprey, and Montclare Trust securities alleging violations of state securities laws, fraud, deceit, and civil conspiracy; (v) a complaint by an Alabama municipal retirement system alleging violations of the federal and Alabama state securities laws, as well as fraud and unjust enrichment; (vi) a putative class action brought on behalf of holders of Enron common and preferred stock asserting claims of breach of fiduciary duty, aiding and assisting breach of fiduciary duty, negligent misrepresentation and fraud; and (vii) a putative class action brought on behalf of purchasers of the common stock of NewPower Holdings, Inc. alleging violations of the federal securities laws.

        In December 2001, Enron filed a petition for Chapter 11 relief in the U.S. Bankruptcy Court for the Southern District of New York. On September 12, 2002, the bankruptcy court entered an order allowing discovery by a court-appointed examiner from more than 100 institutions, including CSFB LLC and its affiliates. CSFB LLC and its affiliates have produced documents and made witnesses available for private sworn statements, subject to a confidentiality order. The bankruptcy examiner completed the investigation and, on November 4, 2003, filed a final report that contained the examiner's conclusions with respect to several parties, including CSFB LLC and its affiliates. Enron has brought four adversary proceedings against CSFB LLC and its affiliates, seeking avoidance and recovery of various alleged preferential, illegal and fraudulent transfers; disallowance and equitable subordination of CSFB LLC and its affiliates' claims in the bankruptcy proceedings; recharacterization of one transaction as a loan and related declaratory relief, avoidance of security interests, and turnover and recovery of property; and damages, attorneys' fees and costs for alleged aiding and abetting of breaches of fiduciary duty by Enron employees and civil conspiracy. CSFB LLC and its affiliates have filed, or expect to file, motions to dismiss these complaints.

        On May 28, 2003, the courts presiding over the consolidated Enron litigation and over the Enron bankruptcy proceedings jointly ordered the following parties to participate in non-binding mediation: plaintiffs in Newby, Tittle and the cases comprising the multi- district litigation proceedings in Texas; eleven financial institutions, including CSFB; and Enron and its affiliated debtors (including representatives of the Official Committee of Unsecured Creditors). The courts appointed Senior Judge William C. Conner of the U.S. District Court for the Southern District of New York as mediator. Several mediation sessions have been held but have failed to produce a broad settlement. An additional mediation session is scheduled for May 2004.

        CSFB has received requests for information from certain U.S. Congressional committees and continues to receive requests for information and/or subpoenas from certain governmental and regulatory agencies regarding Enron and its affiliates. We continue to cooperate fully with such inquiries and requests.

AmeriServe Food Distribution Inc. Litigation

        On or about January 31, 2000, AmeriServe Food Distribution, Inc., or AmeriServe, its parent company, Nebco Evans Holding Company, and related corporations filed Chapter 11 petitions in the U.S. Bankruptcy Court for the District of Delaware. The Company and certain of its affiliates have been involved in litigation relating to AmeriServe.

        On or about November 28, 2000, holders of certain AmeriServe secured notes commenced an adversary proceeding in the bankruptcy court, seeking to subordinate a claim filed by DLJ Capital Funding, a wholly owned subsidiary of our immediate parent company, Credit Suisse First Boston Inc., or CSFBI, to the secured noteholders' claims. In 2003, DLJ Capital Funding settled with the last remaining plaintiff in this action.

        On December 27, 2000, GSC Recovery, Inc., or GSC, filed a complaint in the Superior Court of New Jersey, Law Division, Morris County, against DLJSC, certain of its affiliates, and certain officers, directors and other individuals and entities. GSC's claims arise out of alleged misrepresentations and omissions relating to GSC's purchases of certain unsecured AmeriServe notes issued in 1997 and 1998. In June 2003, the defendants moved for summary judgment on all claims, and that motion remains pending before the court.

        On November 8, 2001, Ronald A. Rittenmeyer, in his capacity as plan administrator of the AFD Fund, the post-confirmation estate of the bankruptcy cases of AmeriServe and its affiliates, filed a complaint in the County Court of Dallas, Texas against the Company and certain of its affiliates and certain officers, directors and other individuals and entities. In or about December 2003, CSFB reached an agreement with the plaintiff to settle this matter.

NCFE-related Litigation

        Since February 2003, lawsuits have been filed against CSFB LLC with respect to services that it rendered to National Century Financial Enterprises, Inc. and its affiliates, or NCFE. From January 1996 to May 2002, CSFB LLC acted as a placement agent for bonds issued by NCFE that were to be collateralized by health-care receivables, and in July 2002, as a placement agent for a sale of NCFE preferred stock. NCFE filed for bankruptcy protection in November 2002.

        In these lawsuits, which have been filed in Arizona, Ohio, New Jersey and New York federal courts, investors in NCFE's bonds and preferred stock have sued numerous defendants, including the founders and directors of NCFE, the trustees for the bond issuances, NCFE's auditors and law firm, the rating agencies that rated NCFE's bonds, and NCFE's placement agents, including CSFB LLC. The allegations include claims for breach of contract, negligence, fraud, and violation of federal and state securities laws. A motion to consolidate all the lawsuits was filed with the Judicial Panel on

Multidistrict Litigation, or MDL, and by orders dated November 13, 2003 and January 5, 2004, the MDL panel consolidated the matters and transferred them to the U.S. District Court for the Southern District of Ohio for pre-trial purposes. CSFB LLC has filed, or expects to file, motions to dismiss in each of these cases.

U.K. Insurance Litigation

        On August 7, 2003, a syndicate of insurance companies filed Consolidated Particulars of Claims against CSG, CSFB LLC and the Company in the London Commercial Court alleging that certain excess liability insurance policies provided to these entities should be invalidated. These insurance policies are intended to provide coverage for damages, expenses, or settlements in excess of designated deductibles and below designated caps resulting from certain legal proceedings involving CSG or its subsidiaries. The insurance syndicate alleges that these insurance policies should be invalidated based on certain purported misrepresentations and misleading statements made by CSG and CSFB to the insurance syndicate in connection with the underwriting of the policies.

Mutual Fund Investigations

        CSFB LLC and certain of its current and former affiliates have received subpoenas and requests for information from various regulators including the SEC as part of the industry-wide investigation relating to the practices of mutual funds and their customers. We are cooperating fully with such requests.

Adelphia Communications Corporation Litigation

        On July 6, 2003, a creditors' committee filed an adversary proceeding on behalf of Adelphia Communications Corporation, or Adelphia, against certain lenders and investment banks, including the Company and certain affiliates. The complaint asserts claims against the CSFB entities and numerous other defendants under state law, bankruptcy law and the BHCA. The complaint seeks, as against the CSFB entities, the disallowance and/or subordination of claims or liens against Adelphia (and its assets) in its bankruptcy proceedings, and an unspecified amount of compensatory and punitive damages.

        In addition, CSFB LLC and an affiliate have been named in six civil actions brought by investors in Adelphia debt and/or equity securities concerning alleged misstatements in certain Adelphia securities offerings. These complaints have been consolidated in the U.S. District Court for the Southern District of New York. CSFB LLC and its affiliate have filed, or expect to file, motions to dismiss in each of these cases.

Item 4: Submission of Matters to a Vote of Security Holders

        Pursuant to General Instruction I of Form 10-K, the information required by Item 4 is omitted.

PART II

Item 5: Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        All of our common equity securities are owned indirectly by CSG.

Item 6: Selected Financial Data

        The Selected Consolidated Financial Data table is set forth on the following page.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

SELECTED CONSOLIDATED FINANCIAL DATA(1)
Credit Suisse First Boston (USA), Inc. and Subsidiaries

	As of and for the Year Ended December 31,
	2003	2002	2001	2000	1999
	(In millions)
Consolidated Statement of Operations Data:
Revenues:
Total net revenues	$4,993	$4,950	$6,482	$4,889	$4,561
Expenses:
Employee compensation and benefits	2,774	3,068	4,341	3,932	2,733
Other expenses	1,440	2,358	2,603	2,740	1,088

Total expenses	4,214	5,426	6,944	6,672	3,821
Income (loss) from continuing operations before provision (benefit) for income taxes, discontinued operations, extraordinary item and cumulative effect of a change in accounting principle(2)	779	(476)	(462)	(1,783)	740
Provision (benefit) for income taxes	317	(134)	(155)	(539)	278
Income (loss) from continuing operations before discontinued operations, extraordinary item and cumulative effect of a change in accounting principle(2)	462	(342)	(307)	(1,244)	462
Net income (loss)	$1,329	$(253)	$(215)	$(1,031)	$601
Consolidated Statement of Financial Condition Data:
Total assets	$241,345	$236,097	$219,703	$214,806	$109,012
Long-term borrowings	24,321	23,094	15,663	11,258	5,160
Redeemable trust securities	—	—	—	200	200
Total stockholders' equity	$9,420	$7,731	$7,118	$6,809	$3,907

(1)
We are part of CSFB and CSG, but our results do not reflect their overall performance. The consolidated statement of operations data and consolidated statement of financial condition data as of and for the year ended December 31, 1999 represent the data of DLJ. The consolidated statement of operations data for the year ended December 31, 2000 represent the results of operations of DLJ only for the period from January 1, 2000 to November 2, 2000 and both DLJ and CSFB LLC for the period from November 3, 2000 to December 31, 2000. The consolidated statement of operations data for the years ended December 31, 2001, 2002 and 2003 represent the results of operations of both DLJ and CSFB LLC. The consolidated statement of financial condition data as of December 31, 2000, 2001, 2002 and 2003 represent the data of both DLJ and CSFB LLC. Due to the inclusion of CSFB LLC data from November 3, 2000 through December 31, 2003, our financial statements may not be fully comparable between periods.

Prior year numbers have been restated to reflect the contribution by CSFBI, a subsidiary of CSG, of Credit Suisse First Boston Management LLC, or Management LLC, to us in March 2003. The transfer was accounted for at historical cost in a manner similar to pooling-of-interest accounting because Management LLC and we were under the common control of CSFBI at the time of the transfer. The Company has restated financial information to reflect the results of operations, financial condition, cash flows and changes in stockholders' equity of Management LLC as if the Company had acquired it on November 3, 2000, the date that the Company was acquired by CSFBI.

(2)
On May 1, 2003, we sold the Pershing unit, or Pershing, a leading provider of financial services to broker-dealers and managers, to The Bank of New York Company, Inc. and recorded a pre-tax gain of approximately $1.3 billion and an after-tax gain of $852 million. We have presented the assets and liabilities of Pershing as of December 31, 2002 as Assets held for sale and Liabilities held for sale in the consolidated statements of financial condition. The operating results of Pershing for all periods presented have been presented as Discontinued operations in the consolidated statements of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We serve institutional, corporate, government and high-net-worth individual clients. Our businesses include securities underwriting, sales and trading, financial advisory services, private equity investments, full-service brokerage services, derivatives and risk management products and investment research. We are part of the Credit Suisse First Boston business unit, which we call CSFB, of Credit Suisse Group, or CSG, and our results do not reflect the overall performance of CSFB or CSG. We were acquired on November 3, 2000 by CSFBI, a subsidiary of CSG. No adjustments of the historical carrying values of our assets and liabilities to reflect the acquisition of DLJ by CSFBI were recorded in our historical financial statements. Similarly, although the acquisition of DLJ gave rise to goodwill and intangible assets, none of the goodwill and intangible assets were "pushed down" to us. The goodwill and intangible assets associated with the DLJ acquisition were recorded in the financial statements of CSG and our parent companies, CSFBI and Credit Suisse First Boston, and do not affect our results of operations.

        When we use the terms "we," "our," "us" and the "Company," we mean Credit Suisse First Boston (USA), Inc., a Delaware corporation, and its consolidated subsidiaries and, prior to the DLJ acquisition, DLJ, a Delaware corporation, and its consolidated subsidiaries.

        The Company's principal operations are located in the United States. The Company's foreign revenues are not significant.

BUSINESS ENVIRONMENT

        Our principal business activities, investment banking and private equity, securities underwriting and sales and trading, are, by their nature, highly competitive and subject to general market conditions that include volatile trading markets and fluctuations in the volume of new issues and public and private mergers and acquisitions activities and the value of securities. Consequently, our results have been, and are likely to continue to be, subject to wide fluctuations reflecting the impact of many factors beyond our control, including securities market conditions, the level and volatility of interest rates, competitive conditions, the size and timing of transactions and the geopolitical environment.

        The U.S. economy improved in 2003, fueled by low interest rates, tax cuts and improved corporate earnings, and reflected a more stable geopolitical environment in the latter half of the year. The major stock market indices recorded their first year of positive returns since 1999 as the Dow Jones Industrial Average rose 25%, the Standard & Poor's 500 stock index rose 26% and the NASDAQ composite index rose 50% for the year ended December 31, 2003.

        The fixed income markets managed positive returns in 2003, but returns were well below the gains posted during the previous three years, when bonds outperformed stocks. High-yield and investment-grade bond prices increased, reflecting a more favorable credit outlook for debt issuers as a result of the improving economy. The fixed income markets experienced interest rate volatility during the third quarter over concerns that the Federal Reserve Board would raise its federal funds rate target, which prompted a sell-off in the U.S. Treasury market. In August, Treasury prices rebounded when the Federal Reserve Board left the federal funds rate at 1%, its lowest point since 1958, and reassured the market that it intended to maintain a low interest rate policy.

        Underwriting activity from both equity and fixed income products increased compared with 2002, while mergers and acquisitions activity also began to show signs of recovery in the second half of 2003. The dollar value of U.S. equity and equity-related underwriting for the year ended December 31, 2003 increased 17% compared with 2002, due primarily to proceeds from convertible bond offerings, which were 60% higher than in 2002. The dollar value of proceeds from IPOs in the United States for the year ended December 31, 2003 decreased 39% compared with the 2002; however, the number of IPOs increased in the second half of 2003 compared with the first half of the year, reflecting increased demand. The dollar value of U.S. debt underwriting for the year ended December 31, 2003 climbed 19% compared with 2002 as both homeowners and companies took advantage of low interest rates by refinancing. The dollar value of announced mergers and acquisitions in the United States for the year ended December 31, 2003 increased 20% compared with 2002, reflecting increased activity in the second half of 2003. The dollar value of completed mergers and acquisitions in the United States for the year ended December 31, 2003 decreased 20%, however, compared with 2002, as many announced deals did not close.

MANAGEMENT OVERVIEW

        The Company is part of CSFB and reflects CSFB's strategy. In 2003, the Company and CSFB continued to focus on increasing productivity, improving results and developing an ownership culture. The Company and CSFB focused on improved profitability, controls and risk management. In 2003, market and economic conditions improved but remained challenging and very competitive. Certain of CSFB's market share and rankings declined in 2003, in part reflecting aggressive price competition in a lower business-volume market environment and a determination to focus on higher-margin, more profitable business. The Company has taken significant steps to achieve a more flexible cost base, reduce the portfolio of non-continuing legacy business and focus on its core businesses. Net revenues in 2003 were essentially flat compared with 2002, with improved fixed income revenues offset by declining revenues from the investment banking, equity and financial services businesses. Net income of $1.3 billion represented a significant increase compared with 2002, principally due to the $852 million after-tax gain from the sale of Pershing in 2003 and continued cost control. Net revenues and expenses decreased significantly across our businesses in 2002 compared to 2001, and the Company had a net loss of $253 million in 2002 compared to a net loss of $215 million in 2001.

        The Company and CSFB have responded to very challenging economic and market conditions and competitive pressures by focusing on improving financial results and placing a high priority on controls, risk management and CSFB's brand and reputation. The Company and CSFB expect to seek revenue growth opportunities, particularly in proprietary trading of equity and fixed income securities, prime services and derivatives and with larger investment banking clients. The Company and CSFB expect to increase their risk profile in a disciplined way to take advantage of market opportunities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        In order to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, we must make estimates and assumptions based on judgment and available information. The reported amounts of assets and liabilities and revenues and expenses are affected by these estimates and assumptions. Actual results could differ from these estimates, and the differences could be material.

        Our significant accounting policies and a discussion of new accounting pronouncements are disclosed in Note 1 of the consolidated financial statements in Part II, Item 8. We believe that the critical accounting policies discussed below involve the most complex judgments and assessments. We believe that the estimates and assumptions used in the preparation of the consolidated financial statements are prudent, reasonable and consistently applied.

Fair Value

        As is the normal practice in our industry, the values we report in the consolidated financial statements with respect to Financial instruments owned and Financial instruments sold not yet purchased are in most cases based on fair value, with related unrealized and realized gains or losses included in the consolidated statements of operations. Commercial mortgage whole loans and certain residential mortgage whole loans held for sale are carried at the lower of aggregate cost or fair value.

        Fair value may be objective, as is the case for exchange-traded instruments, for which quoted prices in price-efficient and liquid markets generally exist, or as is the case where a financial instrument's fair value is derived from actively quoted prices or pricing parameters or alternative pricing sources with a reasonable level of price transparency. For financial instruments that trade infrequently and have little price transparency, fair value may be subjective and require varying degrees of judgment depending on liquidity, concentration, uncertainty of market factors, pricing assumptions and other risks affecting the specific instrument. In such circumstances, valuation is based on management's best estimate of fair value. In addition, valuation of financial instruments ordinarily based on quoted prices may be distorted in times of market dislocation.

  Controls Over Fair Valuation Process

        Control processes are applied to ensure that the fair value of the financial instruments reported in our consolidated financial statements, including those derived from pricing models, are appropriate and measured on a reliable basis. The Company bases fair value on observable market prices or market-based parameters whenever possible. In the absence of observable market prices or market-based parameters in an active market or from comparable market transactions, or other observable data supporting fair value based on a model at the inception of a contract, fair value is based on the transaction price. Control processes are designed to ensure that the valuation approach is appropriate and the assumptions are reasonable.

        Control processes include the approval of new products, review of profit and loss, risk monitoring and review, price verification procedures and reviews of models used to price financial instruments by senior management and personnel with relevant expertise who are independent of the trading and investment functions.

        The Company also has agreements with certain counterparties to exchange collateral based on the fair value of derivatives contracts. Through this process, one or both parties provide the other party with the fair value of these derivatives contracts in order to determine the amount of collateral required. This exchange of information provides additional support for the Company's derivatives contracts valuations. As part of the Company's OTC derivatives business, the Company and other participants provide pricing information to aggregation services that compile this data and provide this information to subscribers. This information is considered in the determination of fair value for certain OTC derivatives.

        For further discussion of our risk management policies and procedures, see "Quantitative and Qualitative Disclosures About Market Risk" in Part II, Item 7A.

  Valuation

        For purposes of valuation, we categorize our financial instruments as cash products, derivatives contracts and private equity investments. As of December 31, 2003 and 2002, the fair value of cash products, derivatives contracts and private equity investments was:

	As of December 31,
	2003		2002
	Financial instruments owned	Financial instruments sold not yet purchased	Financial instruments owned	Financial instruments sold not yet purchased
	(In millions)
Cash products	$73,210	$31,790	$67,209	$29,600
Derivatives contracts	5,573	3,955	3,956	2,849
Private equity investments	1,123	—	956	—

Total	$79,906	$35,745	$72,121	$32,449

  Cash Products

        The vast majority of our financial instruments owned and financial instruments sold not yet purchased are considered cash trading instruments. The fair value of the vast majority of these financial instruments is based on quoted market prices in active markets or observable market parameters or is derived from such prices or parameters. These include U.S. government and agency securities, commercial paper, most investment-grade corporate debt, most high-yield debt securities, most mortgage-backed securities and listed equities.

        In addition, we hold positions in cash products that are thinly traded or for which no market prices are available, and which have little or no price transparency. These products include certain high-yield debt securities, distressed debt securities, mortgage loans, certain mortgage-backed and asset-backed securities, certain CDOs and equity securities that are not publicly traded. The techniques used to determine fair value for these instruments are based on the type of product. Some of these valuation techniques require us to exercise a substantial amount of judgment, for example, in determining the likely future cash flows or default recovery on distressed debt instruments or asset-backed obligations or the likely impact of country or market risk on various investments. Valuation techniques for certain of these products are described more fully below.

        For certain high-yield debt securities that are thinly traded or for which market prices are not available, valuation is based on recent market transactions, taking into account changes in the creditworthiness of the issuer, and pricing models to derive yields reflecting the perceived risk of the issuer or country rating and the maturity of the security. Such valuation may involve judgment.

        Financial instruments held in the distressed portfolio are typically issued by private companies under significant financial burden and/or near bankruptcy. Because of the less liquid nature of these financial instruments, valuation techniques often include earnings-multiple analyses, similar market transactions and default recovery analyses. These factors contribute to significant subjectivity in the valuation of these financial instruments.

        The mortgage loan portfolio primarily includes residential and commercial mortgage loans that are either purchased or originated with the intent to securitize. For residential mortgage loans, valuations are based on pricing factors specific to loan level attributes, such as loan-to-value ratios, current balance and liens. The commercial real estate loans are valued using origination spreads, incorporating loan-to-value ratios, debt service coverage ratios, geographic location, prepayment protection and current yield curves. In addition, current written offers or contract prices are considered in the valuation process.

        Values of residential and commercial mortgage-backed securities and other asset-backed securities that are not based on quoted market prices or prices at which similarly structured and collateralized securities trade between dealers and to and from customers are valued using pricing models employing prepayment scenarios and Monte Carlo simulations.

        CDOs are structured securities based on underlying portfolios of asset-backed securities, certain residential and commercial mortgage securities, high-yield and investment grade corporate bonds, leveraged loans and other debt obligations. These instruments are split into various structured tranches, and each tranche is priced based upon its individual rating and the value or cash flow of the underlying collateral supporting the structure. Values are derived using pricing models that involve projected cash flows, default recovery analysis and other assumptions, and such valuations involve judgment.

        For convertible securities that are thinly traded or for which no market prices are available, internal models are used to derive fair value. The terms and conditions of the security are factored into the model, along with market inputs such as underlying equity price, equity price volatility and credit spread. Certain adjustments are made to the derived theoretical values for high concentration levels and low trading volumes.

  Derivatives Contracts

        Our derivatives contracts consist of OTC and exchange-traded derivatives, and the fair value of these as of December 31, 2003 and 2002 was as follows:

	As of December 31,
	2003		2002
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Exchange-traded	$2,552	$2,292	$375	$368
OTC	3,021	1,663	3,581	2,481

Total	$5,573	$3,955	$3,956	$2,849

        The fair value of exchange-traded derivatives is typically derived from the observable exchange price and/or observable market parameters. Our primary exchange-traded derivatives include futures and certain option agreements. OTC derivatives include forwards, swaps and options on foreign exchange, interest rates, equities and credit products. Fair values for OTC derivatives are determined on the basis of internally developed proprietary models using various input parameters. The input parameters include those characteristics of the derivative that have a bearing on the economics of the instrument and market parameters. In well-established derivatives markets, the use of a particular model may be widely accepted. For example, the Black-Scholes model is widely used to calculate the fair value of many types of options. These models are used to calculate the fair value of OTC derivatives and to facilitate the effective risk management of the portfolio. The determination of the fair value of many derivatives involves only limited subjectivity because the required input parameters are observable in the marketplace. For other more complex derivatives, subjectivity relating to the determination of input parameters reduces price transparency. Specific areas of subjectivity include long-dated volatilities on OTC option transactions and recovery rate assumptions for credit derivatives transactions. Uncertainty of pricing assumptions and liquidity are also considered as part of the valuation process. Because of these uncertainties, we do not recognize a dealer profit or unrealized gain at the inception of a derivatives transaction unless the valuation underlying the unrealized gain is evidenced by quoted market prices in an active market, observable prices of other current market transactions or other observable data supporting a valuation technique in accordance with Emerging

Issues Task Force Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." As of December 31, 2003 and 2002, most of the replacement values reported in our consolidated statements of financial condition were derived using observable input parameters. For further information on the fair value of derivatives as of December 31, 2003 and 2002, see "—Derivatives—Sources and Maturities of OTC Derivatives" and Note 10 of the consolidated financial statements in Part II, Item 8.

  Private Equity Investments

        Private equity and other long-term investments include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. Private equity investments and other long-term investments consist of both publicly traded securities and private securities. Publicly traded investments are valued based upon readily available market quotes with appropriate adjustments for liquidity as a result of holding large blocks and/or having trading restrictions. Private securities, which generally have no readily available market or may be otherwise restricted as to resale, are valued taking into account a number of factors, such as the most recent round of financing involving unrelated new investors, earnings-multiple analyses using comparable companies or discounted cash flow analysis.

        The Company categorizes its private equity investments into three categories, CSFB-managed funds, direct investments and funds managed by third parties. The following table sets forth the fair value of our private equity investments by category as of December 31, 2003 and 2002:

	As of December 31,
	2003		2002
	Fair value	Percent of total	Fair value	Percent of total
	(In millions)		(In millions)
CSFB-managed funds	$839	74%	$805	84%
Direct investments	5	1	25	3
Funds managed by third parties	279	25	126	13

Total	$1,123	100%	$956	100%

        CSFB-Managed Funds.    CSFB-managed funds are partnerships and related "side by side" direct investments for which CSFB acts as the fund's advisor and makes investment decisions. As of December 31, 2003 and 2002, approximately 80% and 85%, respectively, of CSFB-managed fund investments were in private securities. The fair value of our investments in CSFB-managed fund of funds partnerships is based on the valuation received from the underlying fund manager.

        Direct Investments.    Direct investments are generally debt and equity securities that are not made through or "side by side" CSFB-managed funds and consist of public and private securities. These investments are priced in accordance with the procedures for CSFB-managed or third party managed funds.

        Funds Managed by Third Parties.    Funds managed by third parties are investments by CSFB as a limited partner in a fund managed by an external fund manager. The fair value of these funds is based on the valuation received from the general partner of the fund.

Deferred Tax Assets

        We recognize deferred tax assets and liabilities for the estimated future tax effects of operating loss carry-forwards and temporary differences between the carrying amounts of existing assets and liabilities and their respective tax bases as of the balance sheet date.

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

        As of December 31, 2003, we had deferred tax assets resulting from temporary differences that could reduce taxable income in future periods. The consolidated statements of financial condition as of December 31, 2003 and 2002 include deferred tax assets of $1.7 billion and $2.1 billion, respectively, and deferred tax liabilities of $372 million and $336 million, respectively. Due to uncertainty concerning our ability to generate the necessary amount and mix of state and local taxable income in future periods, we maintained a valuation allowance against our deferred state and local tax assets in the amount of $36 million and $46 million as of December 31, 2003 and 2002, respectively. For further information on the temporary differences that generate deferred tax assets, see Note 4 of the consolidated financial statements in Part II, Item 8.

Litigation Contingencies

        From time to time, we are involved in a variety of legal, regulatory and arbitration matters in connection with the conduct of our business. It is inherently difficult to predict the outcome of many of these matters, particularly those cases in which the matters are brought on behalf of various classes of claimants, seek damages of unspecified or indeterminate amounts or involve novel legal claims. In presenting our consolidated financial statements, management makes estimates regarding the outcome of legal, regulatory and arbitration matters and takes a charge to income when losses with respect to such matters are probable and can be reasonably estimated. Charges, other than those taken periodically for cost of defense, are not established for matters when losses cannot be reasonably estimated. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel and other advisers, our defenses and our experience in similar cases or proceedings. For a discussion of legal proceedings, see "Legal Proceedings" in Part I, Item 3.

RECENT DEVELOPMENTS

        CSFBI, our immediate parent company, intends to transfer the high-net-worth business of Credit Suisse Asset Management, LLC, or CSAM, a wholly owned subsidiary of CSFBI, to us as a capital contribution of approximately $200 million on March 31, 2004, and this business will be part of our Private Client Services business. The transfer of this business will be accounted for at historical cost in a manner similar to pooling-of-interest accounting because CSAM and we will be under the common control of CSFBI at the time of transfer. Beginning with our financial statements for the first quarter of 2004, we will present restated financial information for all periods presented to reflect the results of operations, financial condition, cash flows and changes in stockholders' equity of the CSAM high-net-worth business as if we had acquired it on November 3, 2000, the date that we were acquired by CSFBI. The transferred assets of this business consist principally of goodwill and intangible assets relating primarily to CSAM's acquisition of Warburg Pincus Asset Management in 1999. In December 2003, CSAM wrote down the value of its high-net-worth intangible assets, resulting in a pre-tax loss of $200 million and an after-tax loss of $130 million. We will reflect this loss in our operating results when we restate our results of operations for the year ended December 31, 2003 in our Annual Report on Form 10-K for the year ended December 31, 2004.

ACQUISITIONS AND DIVESTITURES

        In March 2003, CSFBI transferred to us as a capital contribution of $75 million Management LLC, which engages in derivatives transactions and holds a portfolio of private equity, distressed assets and real estate investments.

        In May 2003, we sold Pershing to The Bank of New York Company, Inc. and reported a pre-tax gain of approximately $1.3 billion and an after-tax gain of $852 million.

        In June 2003, we acquired Volaris Advisors, a New York-based equity-options strategies firm providing yield-enhancement and volatility management services, to enhance the services of the Private Client Services business.

        In November 2003, we sold our 50 percent interest in DLJdirect SFG Securities Inc., a Japanese online broker, and recorded a pre-tax gain of $115 million and an after-tax gain of $74 million.

        In November 2003, we acquired a majority interest in an entity that operates as a lender under FNMA programs and the commercial mortgage banking operations of Standard Mortgage Corporation. As a result of these acquisitions, we originate, sell and service commercial mortgage loans and hold a license under the FNMA Delegated Underwriting and Servicing program.

        In December 2003, we sold DLJ International Group Limited, an indirect subsidiary, to Credit Suisse First Boston (International) Holding AG, an indirect subsidiary of CSG. The subsidiary's assets were sold at their carrying value of $500 million.

        See Note 19 of the consolidated financial statements in Part II, Item 8 for additional information on the goodwill arising from our acquisitions.

RESULTS OF OPERATIONS

        The transfer to us of Management LLC was accounted for at historical cost in a manner similar to pooling-of-interest accounting because Management LLC and we were under the common control of CSFBI at the time of the transfer. We have restated financial information for all periods presented to reflect the results of operations, financial condition, cash flows and changes in stockholders' equity of Management LLC as if we had acquired it on November 3, 2000, the date that we were acquired by CSFBI. Our 2002 results (including legacy private equity and distressed businesses included in Elimination and Other) and those of the Fixed Income business of the Institutional Securities segment were adversely impacted by the transfer to us of Management LLC.

        The assets and liabilities of Pershing as of December 31, 2002 have been presented as Assets held for sale and Liabilities held for sale, respectively, in the consolidated statements of financial condition. The results of operations for Pershing, including the gain on the sale, for all periods presented have been presented as Discontinued operations in the consolidated statements of operations. The presentation of the Pershing results as Discontinued operations for the periods presented resulted in a decrease in commission revenues and net interest and a material decrease in the Financial Services segment net revenues and net income as the Pershing business contributed materially to that segment.

        The following table sets forth a summary of our financial results:

	For the Year Ended December 31,
	2003	2002	2001
	(In millions)
Total net revenues	$4,993	$4,950	$6,482
Total expenses	4,214	5,426	6,944

Income (loss) from continuing operations, before provision (benefit) for income taxes, discontinued operations and cumulative effect of a change in accounting principle	779	(476)	(462)
Provision (benefit) for income taxes	317	(134)	(155)

Income (loss) from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	462	(342)	(307)
Income from discontinued operations, net of income tax provision of $485, $47 and $49 in 2003, 2002 and 2001, respectively	876	89	91
Cumulative effect of a change in accounting principle, net of income tax (benefit) provision of $(5) and $0.3 in 2003 and 2001, respectively	(9)	—	1

Net income (loss)	$1,329	$(253)	$(215)

        Substantially all of our inventory is marked to market daily and, therefore, the value of such inventory and our net revenues are subject to fluctuations based on market movements. In addition, net revenues derived from our less liquid assets may fluctuate significantly depending on the revaluation or sale of these investments in any given period. We also regularly enter into large transactions as part of our proprietary and other trading businesses, and the number and size of such transactions may affect our results of operations in a given period.

        Interest income (expense) is accrued at the stated coupon rate for coupon-bearing financial instruments, and for non-coupon-bearing financial instruments, interest income is recognized by accreting the discount or premium over the life of the instrument. For coupon-bearing financial instruments purchased at a discount or premium, the difference between interest income (expense) accrued at the stated coupon rate and interest income (expense) determined on an effective yield basis is included in principal transactions-net in the consolidated statements of operations.

        We use interest rate swaps to hedge the interest rate exposure associated with certain resale and repurchase agreements. These interest rate swaps are carried at fair value while the resale and repurchase agreements are carried at contract amounts, with interest income (expense) accruing over the term of the agreement. As a result, increases and decreases in the value of the interest rate swaps are not offset by decreases and increases in the value of the resale and repurchase agreements until the securities are repurchased or sold. Therefore, our net revenues are subject to fluctuations from period to period.

        Our businesses are materially affected by conditions in the financial markets and economic conditions generally, including geopolitical events. Unpredictable or adverse market and economic conditions have adversely affected and may in the future adversely affect our results of operations. See "Business—Certain Factors That May Affect Our Results of Operations" in Part I, Item 1.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        The Company recorded net income of $1.3 billion for the year ended December 31, 2003 compared to a net loss of $253 million in 2002. The significant improvement in net income reflected the after-tax gain of $852 million from the sale of Pershing, included in income from discontinued operations, and an after-tax gain of $74 million on the sale of the Company's 50% stake in a Japanese online broker in 2003. The results for the year ended December 31, 2002 have been restated from the previously reported net income of $261 million to reflect the transfer of Management LLC. In 2002, Management LLC had a net loss of $514 million and a pre-tax loss of $786 million, consisting of approximately $550 million in pre-tax losses on interest rate swaps that hedged certain securities positions and resale and repurchase agreements held by CSFB LLC and approximately $330 million in pre-tax losses from certain legacy private equity and distressed asset investments. Also included in the 2002 results is an after-tax gain of $330 million from the sale of three broker-dealers, CSFBdirect LLC, DLJdirect Ltd. and Autranet, LLC, an after-tax charge of $124 million for the agreement in principle with various U.S. regulators relating to research analyst independence and the allocation of IPO shares to corporate executives and directors, an after-tax charge of $293 million for private litigation involving research analyst independence, certain IPO allocation practices, Enron and other related litigation and an after-tax charge of $98 million for severance as part of a CSFB cost-reduction initiative.

        Total net revenues increased $43 million, or 1%, to $5.0 billion for the year ended December 31, 2003, as principal transactions and net interest revenues were higher than in 2002. Principal transactions improved primarily due to gains on interest rate swaps that hedged certain securities positions and resale and repurchase agreements compared to significant losses on these swaps in 2002. Principal transactions also improved as a result of increased revenues from OTC equity derivatives, convertible securities and private equity and decreased write-downs on legacy assets. Net interest income benefited from decreased financing costs, reflecting the low interest rates in the period. These increases were partially offset by investment banking and advisory, commissions and other revenues, all of which declined compared to 2002. The decline in investment banking and advisory revenues reflected the industry-wide reduction in completed mergers and acquisitions and reduced IPO activity, particularly in the first half of 2003. Commissions declined primarily as a result of lower single-stock trading volumes and competitive pricing pressure in equity cash products. Other revenues for 2003 included a pre-tax gain of $115 million from the sale of the 50% stake in the Japanese online broker, while other revenues for 2002 reflected a pre-tax gain of $528 million from the sale of the three broker-dealers discussed above. Net revenues excluding these gains increased 10% for the year ended December 31, 2003 compared with 2002.

        Total expenses decreased 22% for the year ended December 31, 2003 compared to the year ended December 31, 2002. The decrease was principally due to reduced litigation charges, lower compensation expenses and substantial completion of retention awards. Excluding 2002 litigation charges of $600 million, expenses declined 13%. See "—Expenses."

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        The Company recorded a net loss of $253 million for the year ended December 31, 2002 compared to a net loss of $215 million in 2001, with both revenues and expenses declining. The results for the year ended December 31, 2002 included pre-tax losses of $786 million in Management LLC offset in part by an after-tax gain of $330 million from the sale of three broker-dealers, CSFBdirect LLC, DLJdirect Ltd. and Autranet, LLC. Net income for the year ended December 31, 2001 included an after-tax gain of approximately $116 million from the assignment of the lease and the sale of leasehold improvements of the Company's former headquarters at 277 Park Avenue.

        Total net revenues decreased $1.5 billion, or 24%, to $5.0 billion for the year ended December 31, 2002, primarily because of reduced principal transactions and investment banking revenues. Declines in principal transactions resulted primarily from lower revenues from equity derivatives, NASDAQ equities, interest rate swaps that hedged certain securities positions and resale and repurchase agreements, asset-backed trading, mortgages and private equity and distressed investments. The decreased revenues in NASDAQ equities were partially offset by increased commission revenue due to a change in the pricing structure from one based on trading, in which revenues were generally derived from the difference between the bid and ask prices, to one based on commissions. The decline in investment banking revenues reflects depressed market conditions and reduced mergers and acquisitions and equity issuance activity. Net revenues, excluding the pre-tax gains of $528 million from the sale of the broker-dealers and the pre-tax gain of $179 million from the assignment of the lease and sale of leasehold improvements at 277 Park Avenue, declined 30% for the year ended December 31, 2002 compared to the year ended December 31, 2001. The Company's net revenues for the year ended December 31, 2002 benefited from decreased financing costs, reflecting the low interest rates in the period.

        Total expenses for the year ended December 31, 2002 decreased from 2001, primarily as a result of reduced headcount, continuing cost-reduction efforts and the impact from the sale of the three broker-dealers. Expenses included charges in the fourth quarter of 2002 of $150 million for severance related to a CSFB cost-reduction initiative, $150 million for the agreement in principle with various regulators involving research analyst independence and the allocation of IPO shares to corporate executives and directors and $450 million for private litigation involving research analyst independence, certain IPO allocation practices, Enron and other related litigation. Expenses for 2001 included a charge of $492 million, primarily related to bonus and severance payments, guaranteed compensation and retention awards, and a $100 million charge related to the settlement with the SEC and the NASD of their investigations into the allocation of shares in IPOs and subsequent securities transactions and commissions. See "—Expenses."

Results by Segment

        The discussion of net revenues is presented by segment. We operate and manage our business through two principal operating segments: the Institutional Securities segment and the Financial Services segment. The Institutional Securities segment consists of the Investment Banking, Equity and Fixed Income divisions. Our segments are managed based on types of products and services offered and their related client bases. We evaluate the performance of our segments based primarily on income (loss) from continuing operations before provision (benefit) for income taxes, discontinued operations and cumulative effect of a change in accounting principle.

        Revenues are evaluated in the aggregate, including an assessment of trading gains and losses and the related interest income and expense attributable to financing and hedging positions. Therefore, individual revenue categories may not be indicative of the performance of the total Institutional Securities segment results.

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

        Effective January 1, 2004, our operations were reorganized to move the private equity and private fund groups to the Financial Services segment, which was renamed Wealth & Asset Management. The operations of Institutional Securities now include debt and equity underwriting and financial advisory services and the equity and fixed income trading businesses. The discussion below presents our segment results as organized and managed in 2003.

        The following table sets forth the net revenues, total expenses and income (loss) from continuing operations before provision (benefit) for income taxes, discontinued operations, and the cumulative effect of a change in accounting principle, of the Company's segments:

	Institutional Securities
	Investment Banking	Equity	Fixed Income	Institutional Securities	Financial Services
	(In millions)
December 31, 2003:
Total net revenues	$1,501	$1,204	$1,918	$4,623	$233
Total expenses	1,116	1,023	1,425	3,564	268

Income (loss)	$385	$181	$493	$1,059	$(35)

December 31, 2002:
Total net revenues	$1,645	$1,336	$1,623	$4,604	$277
Total expenses	1,471	1,082	1,506	4,059	323

Income (loss)	$174	$254	$117	$545	$(46)

December 31, 2001:
Total net revenues	$1,817	$1,970	$2,023	$5,810	$403
Total expenses	2,003	1,427	1,658	5,088	438

Income (loss)	$(186)	$543	$365	$722	$(35)

  Institutional Securities

        The Institutional Securities segment consists of the Investment Banking, Equity and Fixed Income divisions. The Investment Banking division raises and invests capital and provides financial advice to companies throughout the United States and abroad. Through the Investment Banking division, we manage and underwrite offerings of securities, arrange private placements, provide financial advisory and other services, pursue private equity investments in a variety of areas and provide venture capital to companies. The Equity division trades equity securities and equity-related derivatives. The Fixed Income division trades fixed income securities and fixed income-related derivatives.

  Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Total net revenues for the Institutional Securities segment were $4.6 billion for each of the years ended December 31, 2003 and 2002. Net revenues were flat, reflecting an increase in Fixed Income net revenues, offset by declines in Investment Banking and Equity net revenues. Net revenues for the year ended December 31, 2002 have been restated from the previously reported net revenues of $5.1 billion to reflect losses in Management LLC from interest rate swaps that hedged certain securities positions and resale and repurchase agreements.

        Investment Banking net revenues decreased 9% to $1.5 billion, reflecting the industry-wide reduction in completed mergers and acquisitions. Equity new issuance and placement fees on private fund investments were also lower compared to 2002. This decline was partially offset by improved net revenues from private equity, high-yield new issuances and fees from restructurings and other advisory activities. Included in the investment banking results above are the results from our active private equity business. Active private equity revenue consists of management fees and net investment gains and losses, which include realized and unrealized gains and losses, including carried interest or override, net interest and other revenues. Net revenues from our active private equity business for the years ended December 31, 2003 and 2002, respectively, were $343 million, with $186 million in net investment gains and $157 million in management fees, and $215 million, with $37 million in net investment gains and $178 million in management fees. Net revenues from our private fund group for the years ended December 31, 2003 and 2002, respectively, were $83 million and $131 million.

        Equity net revenues decreased 10% to $1.2 billion, primarily because of reduced revenues from our listed and OTC customer business as a result of lower volumes due to market uncertainty in the first quarter of 2003, lower trading revenues from proprietary equity derivatives and reduced revenues from new equity issuances due to weak demand. These decreases were partially offset by increased revenues from convertible securities due to tighter credit spreads and higher trading revenues from our OTC equity derivatives customer business as a result of improved market conditions and increased transaction flows for derivatives products beginning in the second quarter of 2003.

        Fixed Income net revenues increased 18% to $1.9 billion, reflecting a favorable trading, underwriting, origination and securitization environment driven by low interest rates and interest rate volatility. This increase resulted in part from gains on interest rate swaps that hedged certain securities positions and resale and repurchase agreements compared to significant losses on these swaps in 2002. In addition, listed derivatives net revenues increased as a result of higher volumes. Revenues from high-yield new issuances improved as industry-wide high-yield underwriting activity increased. Commercial mortgage-backed securities revenues increased and primary asset-backed securities revenues were higher due to increased origination and securitization activity. Secondary asset-backed securities trading revenues improved because 2002 reflected the loss of $106 million due to the writedown of asset-backed notes issued by affiliates of NCFE. Distressed debt trading results were higher, reflecting investor demand for higher-yielding securities. Investment-grade debt trading was strong but down from the very high levels in 2002 when many investors moved to higher-credit quality issuers in the wake of several corporate scandals. Trading and underwriting revenues from residential mortgages decreased. High-yield secondary trading revenues remained strong but were lower than in 2002.

  Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Net revenues for the Institutional Securities segment were $4.6 billion and $5.8 billion for the years ended December 31, 2002 and 2001, respectively, a decrease of 21%, reflecting declines across all divisions. Net revenues for the year ended December 31, 2002 have been restated from the previously reported net revenues of $5.1 billion to reflect losses in Management LLC from interest rate swaps that hedged certain securities positions and resale and repurchase agreements. The contribution of Management LLC did not have a significant effect on results for the year ended December 31, 2001.

        Investment Banking net revenues decreased 9% to $1.6 billion, primarily due to the industry-wide slowdown in mergers and acquisitions and equity underwriting activities. The decline was partially offset by increases in underwriting of high-yield and other fixed income securities. Net revenues from our active private equity business for the years ended December 31, 2002 and 2001, respectively, were $215 million, with $37 million in net investment gains and $178 million in management fees, and $18 million, with $172 million in net investment losses and $190 million in management fees. Net revenues from our private fund group for the years ended December 31, 2002 and 2001, respectively, were $131 million and $106 million.

        Equity net revenues declined 32% to $1.3 billion, primarily due to lower revenues from our equity cash products and equity derivatives trading. The decreases in equity net revenues reflected the overall decline in the U.S. equity markets that discouraged new issuances, reduced transaction flows and lowered demand for derivatives products. Convertible bonds were negatively impacted by corporate defaults, primarily in the telecommunications and energy sectors.

        Fixed Income net revenues decreased 20% to $1.6 billion and included losses on interest rate swaps that hedged certain securities positions and resale and repurchase agreements and a loss of $106 million due to the writedown of asset-backed notes issued by affiliates of NCFE. These losses were partially offset by improved results in investment-grade debt trading. A weakened broader corporate bond market led to increased volatility, higher transaction volumes and wider credit spreads, which created market-making opportunities in investment-grade products and generated higher net revenues.

  Financial Services

        The Financial Services segment consists of Private Client Services, a financial advisory business serving high-net-worth individuals and corporate investors with a wide range of CSFB and third-party investment management products and services. The presentation of the Pershing results, including the gain on the sale in the second quarter of 2003, as Discontinued operations in the consolidated statements of operations for the periods presented resulted in a material decrease in the Financial Services segment net revenues and net income as the Pershing business contributed materially to that segment.

  Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Net revenues for the Financial Services segment decreased 16% to $233 million, primarily reflecting declines in new issuance revenues from equity capital markets and lower commission revenues as a result of lower transaction volumes and reduced fee revenue due to a decline in assets under management.

  Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Net revenues for the Financial Services segment decreased 31% to $277 million, reflecting a weak equity market environment, with customer trading and assets under management declining.

Expenses

        The normal operating cost structure of each of our segments is broadly similar to that of the Company as a whole. Merger-related and certain other costs and charges, which were significant, do not represent normal operating costs and are not allocated to the segments. For these reasons, the discussion of expenses is presented on a company-wide basis.

        The following table sets forth employee compensation and benefits expenses, other expenses and total expenses of the Company:

	For the Year Ended December 31,
	2003	2002	2001
Employee compensation and benefits	$2,774	$3,068	$4,341
Other expenses	1,440	2,358	2,603

Total expenses	$4,214	$5,426	$6,944

  Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Total expenses decreased $1.2 billion, or 22%, to $4.2 billion for the year ended December 31, 2003 compared to the year ended December 31, 2002. The decrease was principally due to reduced litigation charges, lower compensation expenses and substantial completion of retention awards. Excluding $600 million of litigation charges in 2002 relating to the agreement in principle with U.S. regulators and private litigation involving research analyst independence and other matters discussed below, expenses declined 13%.

        As is normal in the financial services industry, a significant portion of compensation expense is a bonus amount rewarded shortly after year end. Our bonuses are based upon a number of factors, including the profitability of each business segment and market conditions. From time to time, we guarantee certain minimum compensation levels to attract new employees or to retain existing employees. A portion of our bonuses is in the form of non-cash incentive compensation, which consists of awards of CSG shares under a CSG share plan, options to acquire shares and ROE units tied to CSFB's return on equity, generally over a three-year period. In the third quarter of 2003, we adopted accounting rules on the expensing of share options and introduced a general three-year vesting period for share awards, in line with our long-term service and retention strategy and industry practice. As a result, we increased the amount of compensation in the form of shares rather than providing alternative forms of non-cash incentive compensation. If we had not changed the vesting, compensation expense for 2003 would have been $406 million higher. For additional information on our share-based compensation, see Notes 1, 3 and 15 of the consolidated financial statements in Part II, Item 8.

        Employee compensation and benefits declined 10% for the year ended December 31, 2003 compared to the year ended December 31, 2002 due to reduced headcount resulting in lower salary and incentive compensation expense and the effect of the change in vesting for share awards. Employee compensation and benefits expenses for 2002 included a charge in the fourth quarter of $150 million for severance in connection with a CSFB cost-reduction initiative. The declines were partially offset by increases in employee-elected deferred compensation tied to certain equity indices and ROE units, both of which increased during 2003. No liability was accrued for ROE units for the year ended December 31, 2002.

        Other expenses consist principally of occupancy and equipment rental; brokerage, clearing and exchange fees; communications; professional fees and merger-related costs of retention awards, all of which declined except for brokerage, clearing and exchange fees, which increased in line with improved trading revenues. Other expenses decreased 39% for the year ended December 31, 2003 compared to the year ended December 31, 2002, primarily as a result of lower litigation charges, reduced headcount and reduced merger-related costs, reflecting the substantial completion of retention awards in the second quarter of 2003. The reduction in litigation charges reflects a release of reserves related to the settlement of certain Ameriserve litigation and the fourth quarter 2002 charges of $150 million for the agreement in principle with various U.S. regulators relating to research analyst independence and the allocation of IPO shares to corporate executives and directors and $450 million for private litigation involving research analyst independence, certain IPO allocation practices, Enron and other related litigation.

  Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Total expenses declined $1.5 billion, or 22%, to $5.4 billion for the year ended December 31, 2002 compared to the year ended December 31, 2001. The decrease was principally due to CSFB's continuing cost-reduction efforts and the impact of the sale of the three broker-dealers in the first quarter of 2002. Total expenses declined significantly, offset in part by litigation and other charges taken in 2002.

        Employee compensation and benefits declined 29% in 2002 due to significant headcount reductions during 2002 and significantly lower bonus payments compared to 2001. Employee compensation and benefits expenses for 2002 included a charge in the fourth quarter of approximately $150 million for severance in connection with a CSFB cost-reduction initiative. Expenses for the year ended December 31, 2001 included a charge of $492 million, primarily related to bonus and severance, guaranteed compensation and retention award payments, reflecting terminations in connection with CSFB's 2001 $1 billion cost-cutting initiative.

        Other expenses declined 9% in 2002 from 2001, primarily as a result of reduced headcount, lower levels of business, decreased discretionary spending, including advertising, communications, travel and entertainment, and continuing cost-reduction efforts, offset in part by increased litigation charges. In the fourth quarter of 2002, the Company took a charge of $150 million for the agreement in principle with various U.S. regulators relating to research analyst independence and the allocation of IPO shares to corporate executives and directors and an additional charge of $450 million for private litigation involving research analyst independence, certain IPO allocation practices, Enron and other related litigation. In 2001, the Company took a $100 million charge relating to the settlement with the SEC and the NASD of their investigations into the allocation of shares in IPOs and subsequent securities transactions and commissions. Merger-related and restructuring costs declined from $476 million to $338 million, or 29%, in 2002, primarily as a result of lower retention award costs, reflecting terminations and forfeitures.

Provision for Taxes

  Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2003 and 2002 was $317 million and $(134) million, respectively. The benefit for income taxes from continuing operations for the year ended December 31, 2002 has been restated from the previously reported provision for income taxes from continuing operations of $137 million to reflect the contribution of Management LLC, which had significant losses in 2002. Excluded from the provision (benefit) for income taxes for the years ended December 31, 2003 and 2002 was a provision of $485 million and $47 million, respectively, from discontinued operations and a benefit of $5 million for the year ended December 31, 2003 related to the cumulative effect of a change in accounting principle as a result of our adoption of Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 46, "Consolidation of Variable Interest Entities," or FIN 46. See Note 5 of the consolidated financial statements in Part II, Item 8.

        The effective tax rate for continuing operations changed from a benefit of 28.5% in 2002 to a provision of 40.8% in 2003. The change in the effective tax rate was due primarily to losses from Management LLC in 2002. See Note 4 of the consolidated financial statements in Part II, Item 8.

  Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        The benefit for income taxes from continuing operations for the years ended December 31, 2002 and 2001 was $134 million and $155 million, respectively. Excluded from the benefit for income taxes for the years ended December 31, 2002 and 2001 was a provision of $47 million and $49 million, respectively, from discontinued operations and a provision of $300 thousand for the year ended December 31, 2001 related to the cumulative effect of a change in accounting principle.

        The effective tax rate from continuing operations changed from a benefit of 33.6% in 2001 to a benefit of 28.5% in 2002. The change in the effective tax rate was due primarily to tax benefits received in 2001 from state and local taxes compared to 2002, when the Company had state and local income tax expenses.

Employee Benefit Plan

        We participate in a defined benefit pension plan for individuals employed on or before December 31, 1999. For the years ended December 31, 2003, 2002 and 2001, we contributed $38 million, $41 million and $27 million, respectively, to the pension plan. As of September 30, 2003, the valuation date of the pension plan, the fair value of the plan assets was less than the benefit obligation by $190 million. We made a contribution of $150 million in January 2004.

        To determine our obligations with respect to the pension plan, we are required to make certain actuarial assumptions and estimates, including the expected investment return on plan assets and the discount rate. The assumption of the expected long-term rate of return on plan assets is based on historical real rates of return of the various asset classes, weighted based on the target asset allocation percentages for each major category of plan assets. We lowered the expected long-term rate of return on plan assets to 8.5% for 2003 from 9% for 2002. The discount rate is used to discount the liability for expected future benefit payments and is determined using certain AA and AAA bond indices. We lowered the discount rate to 6.00% for 2003 from 6.25% for 2002. See Note 14 of the consolidated financial statements in Part II, Item 8 for additional information, including quantitative data and recent changes relating to the defined benefit pension plan and other plans.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Management Oversight

        We believe that maintaining access to liquidity is fundamental for firms operating in the financial services industry. We have therefore established a comprehensive process for the management and oversight of our capital, liquidity and funding strategies. CSFB's Capital Allocation and Risk Management Committee, or CARMC, has primary oversight responsibility for these functional disciplines. CARMC periodically reviews and approves our liquidity management policies and targets and reviews our liquidity position and other key risk indicators. The Corporate Treasury department is responsible for the management of capital, liquidity, long-term funding and a portion of the Company's short-term funding, as well as relationships with creditor banks and investors. It also maintains regular contact with rating agencies and regulators on these and other issues. See "Liquidity Risk" in "Business—Certain Factors That May Affect Our Results of Operations" in Part I, Item I.

Balance Sheet

        Significant portions of our assets are highly liquid, with the majority consisting of securities inventories and collateralized receivables, which fluctuate depending on the levels of proprietary trading and customer business. Collateralized receivables consist primarily of securities purchased under agreements to resell and securities borrowed, both of which are primarily secured by U.S. government and agency securities and marketable corporate debt and equity securities. In addition, we have significant receivables from customers, brokers, dealers and others, which turn over frequently. To meet client needs as a securities dealer, we carry significant levels of trading inventories.

        In addition to these liquid assets, as part of our investment banking and fixed income markets activities, we also maintain positions in less liquid assets, such as certain mortgage whole loans, distressed securities, high-yield debt securities, asset-backed securities and private equity investments. These assets may be relatively illiquid at times, especially during periods of market stress. We typically fund a significant portion of less liquid assets, such as private equity investments, with long-term borrowings and stockholders' equity. Mortgage whole loans, distressed securities, high-yield debt and asset-backed securities are generally financed with a combination of short-term unsecured financing or repurchase agreements, long-term borrowings and stockholders' equity.

        Because of changes relating to customer needs, economic and market conditions and proprietary trading and other strategies, our total assets or the individual components of total assets may vary significantly from period to period. As of December 31, 2003 and 2002, our total assets were $241.3 billion and $236.1 billion, respectively.

        Included below is a discussion of our long-term contractual obligations, off-balance sheet arrangements and less liquid assets.

Funding Sources and Strategy

        The majority of our assets are funded by collateralized short-term borrowings, which include securities sold under agreements to repurchase and securities loaned. Other significant funding sources include: commercial paper; short-term borrowings from affiliates; payables to customers, brokers, dealers and others; long-term borrowings; and stockholders' equity. Short-term funding is generally obtained at rates related to the federal funds rate, LIBOR or other money market indices, while long-term funding is generally obtained at fixed and floating rates related to U.S. Treasury securities or LIBOR, depending upon prevailing market conditions. We continually aim to broaden our funding base by geography, investor and funding instrument.

        The majority of our unsecured funding originates largely from two sources: we borrow from affiliates (principally Credit Suisse First Boston) and we issue debt securities directly to the market. We lend funds as needed to our operating subsidiaries and affiliates on both a senior and subordinated basis, the latter typically to meet capital requirements of regulated subsidiaries. We generally try to ensure that loans to our operating subsidiaries and affiliates have maturities equal to or shorter than the maturities of our market borrowings.

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

        The principal measure we use to monitor our liquidity position is the "liquidity barometer," which estimates the time period over which the adjusted market value of unencumbered assets plus committed revolving credit facilities exceeds the aggregate value of our maturing unsecured liabilities plus anticipated contingent commitments. The adjusted market value of unencumbered assets includes a reduction from market value, or "haircut," reflecting the amount that could be realized by pledging an asset as collateral to a third-party lender in a secured funding transaction. Contingent commitments include letters of credit, guarantees, commitments to invest in private equity funds and collateralization requirements related to credit ratings. Our objective, as mandated by CARMC, is to ensure that the liquidity barometer equals or exceeds one year. We believe this will enable us to carry out our business plans during extended periods of market stress, while minimizing, to the extent possible, disruptions to our business.

Contractual Obligations

        The following table sets forth future cash payments on our contractual obligations pursuant to long-term borrowings and operating leases as of December 31, 2003:

	Contractual Obligations Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
	(In millions)
Long-term borrowings	$2,239	$6,308	$5,887	$9,887	$24,321
Operating leases	155	296	268	1,197	1,916

Total contractual obligations	$2,394	$6,604	$6,155	$11,084	$26,237

        Our long-term borrowings are unsecured. As of December 31, 2003, the weighted average maturity of our long-term borrowings was approximately 5.5 years. Our lease obligations are primarily for our principal offices in New York City and other locations. The operating lease obligations in the table above include $24 million in contractual obligations related to certain information technology, equipment leases and software licenses and exclude $342 million in sublease revenue. We had no capital lease or purchase obligations as of December 31, 2003.

        For information on these and other material commitments, see Notes 6, 7, 16 and 17 of the consolidated financial statements in Part II, Item 8. For information on commitments under our pension arrangements, see Note 14 of the consolidated financial statements in Part II, Item 8.

        The following table sets forth our commercial paper and other short-term unsecured borrowings:

	December 31, 2003	December 31, 2002
	(In millions)
Bank loans	$527	$76
Commercial paper	1,052	2,082
Loans from affiliates(1)	14,482	9,775

Total	$16,061	$11,933

(1)
We have significant financing transactions with Credit Suisse First Boston and certain of its subsidiaries and affiliates. See "—Related Party Transactions" and Note 3 of the consolidated financial statements in Part II, Item 8.

Credit Facilities

        We maintain a 364-day $1.0 billion committed unsecured revolving credit facility with a syndicate of banks available to us as borrower. This facility, which is guaranteed by CSG, extends through May 2004. As part of our liquidity management strategy, we are moving from syndicated unsecured facilities to bilateral secured facilities, which offer a number of benefits, and consequently we do not expect to renew this facility. As of December 31, 2003, CSFB LLC maintained two 364-day committed secured revolving credit facilities totaling $450 million, with maturities in 2004, and, in February 2004, it entered into a third facility for $250 million, maturing in 2005. These facilities require CSFB LLC to pledge unencumbered marketable securities to secure any borrowings. Borrowings under each facility would bear interest at short-term rates related to either the federal funds rate or LIBOR and can be used for general corporate purposes. The facilities contain customary covenants that we believe will not impair our ability to obtain funding. As of December 31, 2003, no borrowings were outstanding under any of the facilities.

Long-term Funding

        We issue long-term debt through U.S. and Euromarket medium-term note programs, as well as syndicated and privately placed offerings around the world.

        Under our currently effective $10.0 billion shelf registration statement on file with the SEC, which was established in April 2002 and allows us to issue from time to time senior and subordinated debt securities and warrants to purchase such securities, we had as of March 29, 2004 approximately $2.5 billion available for issuance.

        For the year ended December 31, 2003, we issued both medium-term notes and longer-dated fixed income securities to extend the maturity profile of our debt. These included $1.2 billion in medium-term and index-linked notes, $1.0 billion of 3.875% notes due 2009, $1.0 billion of 5.5% notes due 2013 and $300 million of 6.125% notes due 2011 off of our shelf registration statement and

$1.5 billion in medium-term notes under a $5.0 billion Euromarket program established in July 2001. In January 2004, we issued $1.0 billion of 5.125% notes due 2014 off of our shelf registration statement.

        During the year ended December 31, 2003, we repaid approximately $3.5 billion of medium-term notes and $23 million of structured notes.

Credit Ratings

        Our access to the debt capital markets and our borrowing costs depend significantly on our credit ratings. These ratings are assigned by agencies, which may raise, lower or withdraw their ratings or place us on "credit watch" with positive or negative implications at any time. Credit ratings are important to us when competing in certain markets and when seeking to engage in longer-term transactions, including OTC derivatives. We believe agencies consider several factors in determining our credit ratings, including earnings performance, business mix, market position, financial strategy, level of capital, risk management policies and practices, our affiliation with CSFB and CSG and management team, in addition to the broader outlook for the financial services industry.

        A reduction in our credit ratings could limit our access to capital markets, increase our borrowing costs, require us to provide additional collateral in connection with OTC derivatives contracts, and allow counterparties to terminate transactions under certain of our trading and collateralized financing contracts. This, in turn, could reduce our liquidity and negatively impact our operating results and financial position. Our liquidity planning takes into consideration those contingent events associated with a reduction in our credit ratings.

        Because the majority of our OTC derivatives arrangements are with affiliates, the amount of collateral that we would have been required to post pursuant to such contracts in the event of a one-notch downgrade of our senior long-term debt credit rating was not material as of December 31, 2003.

        At March 29, 2004, our ratings and ratings outlooks were as follows:

	Long-Term Debt	Commercial Paper	Outlook
Fitch Ratings	AA-	F-1+	Negative
Moody's Investors Service(1)	Aa3	P-1	Stable
Standard & Poor's	A+	A-1	Stable

(1)
On November 17, 2003, Moody's Investors Service changed our ratings outlook to stable from negative.

Capital Resources

        Certain of our businesses are capital intensive. In addition to normal operating requirements, capital is required to cover financing and regulatory capital charges on securities inventories, private equity investments and investments in fixed assets. Our overall capital needs are regularly reviewed to ensure that our capital base can appropriately support the anticipated needs of our business and the regulatory and other capital requirements of our subsidiaries. Based upon these analyses, we believe that our capitalization is adequate for current operating levels.

  Regulated Subsidiaries

        Our principal wholly owned subsidiary, CSFB LLC, is a registered broker-dealer, registered futures commission merchant and member firm of the NYSE. As such, it is subject to the NYSE's net capital rule, which conforms to the uniform net capital rule pursuant to Rule 15c3-1 of the Exchange Act. Under the alternative method permitted by this rule, its required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds, whichever is greater. If a member firm's capital is less than four percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm's capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. As of December 31, 2003, CSFB LLC's net capital of approximately $3.5 billion was 59% of aggregate debit balances and in excess of the minimum requirement by approximately $3.4 billion.

        Our OTC derivatives dealer subsidiary, Credit Suisse First Boston Capital LLC, is also subject to the uniform net capital rule, but calculates its net capital requirements based on value at risk pursuant to Appendix F of Rule 15c3-1. As of December 31, 2003, Credit Suisse First Boston Capital LLC's net capital of $180 million, allowing for market and credit risk exposure of $37 million and $49 million, respectively, was in excess of the minimum net capital requirement by $160 million. Credit Suisse First Boston Capital LLC operates pursuant to the (k)(2)(ii) exemptive provisions of Rule 15c3-3 of the Exchange Act, and, accordingly, all customer transactions are cleared through an affiliated broker-dealer on a fully disclosed basis.

        Certain of our other subsidiaries are subject to capital adequacy requirements. As of December 31, 2003, our subsidiaries complied with all applicable regulatory capital adequacy requirements.

Cash Flows

        Our consolidated statements of cash flows classify cash flows into three broad categories: cash flows from operating activities, investing activities and financing activities. These statements should be read in conjunction with "—Related Party Transactions" as well as Note 3 of the consolidated financial statements in Part II, Item 8.

        We present the consolidated statements of cash flows for all periods presented as if Pershing were part of our continuing operations until its sale in May 2003 and show the assets and liabilities of Pershing as of December 31, 2002 as if they were not presented as Assets held for sale and Liabilities held for sale in the consolidated statement of financial condition and the results of operations of Pershing as if they were not presented as Discontinued operations in the consolidated statement of operations.

        Our cash flows are complex and frequently bear little relation to our net income and net assets, particularly because the Company is a wholly owned subsidiary of CSG, a global financial institution that may choose to allocate cash among its subsidiaries for reasons independent of the Company's activities. As a result, we believe that traditional cash flow analysis is not a particularly useful method to evaluate our liquidity position as discussed above. Cash flow analysis may, however, assist in highlighting certain macro trends and strategic initiatives in our business.

  For the Year Ended December 31, 2003

        Cash and cash equivalents decreased $146 million to $334 million as of December 31, 2003. Cash used in operating activities was $8.8 billion. The change in cash used in operating activities reflected a net increase in operating assets and operating liabilities of $9.6 billion, which occurred in the normal course of operations as a result of changes in customer needs, market conditions and proprietary trading and other strategies.

        Cash of $1.1 billion was used for investing activities. Prior to the acquisition of DLJ, CSFBI issued its own debt to fund its operating, investment and financing needs. The Company now provides most of this funding, resulting in increases in receivables from affiliates of $3.5 billion. We received $2.0 billion in cash as a result of the Pershing sale, $500 million in cash as a result of the sale of DLJ International Group Limited and $170 million in cash as a result of the sale of DLJdirect SFG Securities Inc.

        Cash provided by financing activities was $9.8 billion. The changes are due to increases in net collateralized financing arrangements of $4.1 billion, an increase of $4.1 billion in short-term borrowings used primarily to fund normal operating activities and an increase of $5.0 billion in long-term borrowings to meet cash needs of operating activities, to provide funding to affiliates as part of the Company's investing activities and to repay $3.6 billion in long-term borrowings.

  For the Year Ended December 31, 2002

        Cash and cash equivalents, including $1.2 billion in cash and cash equivalents classified in assets held for sale, decreased $1.3 billion to $480 million as of December 31, 2002. Cash used in operating activities was $9.4 billion. The change in cash used in operating activities reflected a net decrease in operating assets and operating liabilities of $9.7 billion, which occurred in the normal course of operations as a result of changes in customer needs, market conditions and proprietary trading and other strategies.

        Cash of $7.3 billion was used for investing activities. Because the Company now provides most of the funding for CSFBI's operating, investment and financing needs, receivables from affiliates increased $7.8 billion.

        Cash provided by financing activities was $16.7 billion. The changes are due to increases in net collateralized financing arrangements of $7.0 billion used primarily to fund normal operating activities and increases of $10.4 billion in long-term borrowings and an increase of $2.9 billion in short-term borrowings primarily to provide funding to affiliates as part of the Company's investing and other activities and to repay $3.9 billion in long-term borrowings.

OFF-BALANCE SHEET ARRANGEMENTS

        We enter into off-balance sheet arrangements in the ordinary course of business. Off-balance sheet arrangements are transactions, agreements or other contractual arrangements with, or for the benefit of, an entity that is not consolidated with an issuer, and which include guarantees and similar arrangements, retained or contingent interests in assets transferred to an unconsolidated entity, and obligations and liabilities (including contingent obligations and liabilities) under material variable interests in unconsolidated entities for the purpose of providing financing, liquidity, market risk or credit risk support.

        We have not entered into any derivatives contracts indexed or linked to the stock of CSG.

Guarantees

        In the ordinary course of our business, we provide guarantees and indemnifications that contingently obligate us to make payments to the guaranteed or indemnified party based on changes in an asset, liability or equity security of the guaranteed or indemnified party. We may also be contingently obligated to make payments to a guaranteed party based on another entity's failure to perform, or we may have an indirect guarantee of the indebtedness of others. Guarantees we provide include customary indemnifications to purchasers in conjunction with the sale of assets or businesses; to investors in private equity funds sponsored by the firm regarding potential obligations of employees to return amounts previously paid as carried interest; and to investors in our securities and other arrangements to provide "gross up" payments if there is a withholding or deduction because of a tax assessment or other governmental charge. From time to time, we also guarantee the obligations of subsidiaries of CSG that are not our consolidated subsidiaries, and these guarantees are included in the scope of the disclosure requirements of FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," or FIN 45.

        FIN 45 requires disclosure of our maximum potential payment obligations under certain guarantees to the extent that it is possible to estimate them and requires recognition of a liability for the fair value of guaranteed obligations for guarantees issued or amended after December 31, 2002. The recognition of these liabilities did not have a material effect on our financial position or results of operations. For disclosure of our estimable maximum payment obligations under certain guarantees and related information, see Note 17 of the consolidated financial statements in Part II, Item 8.

Retained or Contingent Interests in Assets Transferred to Unconsolidated Entities

        We originate and purchase commercial and residential mortgages and sell these assets directly or through affiliates to special purpose entities that are, in most cases, qualified special purpose entities, or QSPEs. These QSPEs issue securities that are backed by the assets transferred to the QSPEs and pay a return based on the returns on those assets. Investors in these mortgage-backed securities typically have recourse to the assets in the QSPE. The investors and the QSPEs have no recourse to our assets.

        These QSPEs are sponsored by our subsidiaries. Our principal broker-dealer subsidiary, CSFB LLC, underwrites and makes markets in these mortgage-backed securities. Under Statement of Financial Accounting Standards, or SFAS, No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125," or SFAS 140, a QSPE is not required to be consolidated with the transferor. Our mortgage-backed securitization activities are generally structured to use QSPEs, and the assets and liabilities transferred to QSPEs are not included in our financial statements.

        We may retain interests in these securitized assets if CSFB LLC holds the assets in connection with its underwriting or market-making activities. Retained interests in securitized financial assets are included at fair value in the consolidated statements of financial condition. Any changes in the fair value of these retained interests are recognized in the consolidated statements of operations. We engage in these securitization activities to meet the needs of clients as part of our fixed income activities, to earn fees and to sell financial assets. These securitization activities do not provide a material source of our liquidity, capital resources or credit risk or market risk support. See Note 5 of the consolidated financial statements in Part II, Item 8, which includes quantitative information on our securitization activities and retained interests.

Variable Interest Entities

        We are involved with various entities in the normal course of business that may be deemed to be variable interest entities, or VIEs, including VIEs that issue CDOs.

        We purchase loans and other debt obligations from and on behalf of clients primarily for the purpose of securitization. The loans and other debt obligations are transferred by us directly, or indirectly through affiliates, to QSPEs or to VIEs that issue CDOs. CSFB LLC structures, underwrites and makes a market in these CDOs, and we may have retained interests in these CDOs in connection with CSFB LLC's underwriting and market-making activities. We engage in these CDO transactions to meet the needs of clients, to earn fees and to sell financial assets. These CDO transactions do not provide a material source of our liquidity, capital resources or credit risk or market risk support.

        FIN 46 requires us to consolidate all VIEs for which we are the primary beneficiary, defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both. In December 2003, the FASB modified FIN 46, through the issuance of FIN 46R, to address various implementation issues that had arisen since the issuance of FIN 46 and to provide companies the option to defer the adoption of FIN 46 for certain VIEs to periods ending after March 15, 2004. As of December 31, 2003, with the exception of certain private equity funds that were a subject of the deferral, we consolidated all VIEs under FIN 46 for which we are the primary beneficiary, all of which were related to our CDO activities. We also have interests in CDO VIEs that are not required to be consolidated because we are not the primary beneficiary. See Notes 1 and 5 of the consolidated financial statements in Part II, Item 8.

OTHER COMMITMENTS

        We have commitments under a variety of arrangements that are not recorded as liabilities in our consolidated statements of financial condition. These commitments are in addition to guarantees and other arrangements discussed in "—Off-Balance Sheet Arrangements." These commitments include standby letters of credit, standby resale agreement facilities that commit us to enter into resale agreements with customers at market rates, commitments to invest in various partnerships that make private equity and related investments in various portfolio companies and in other private equity funds and commitments to enter into forward resale agreements. See Note 16 of the consolidated financial statements in Part II, Item 8.

RELATED PARTY TRANSACTIONS

        CSG, through CSFBI, owns all of our outstanding voting common stock. We are involved in significant financing and other transactions, and have significant related party balances, with Credit Suisse First Boston and certain affiliates. We generally enter into these transactions in the ordinary course of business and believe that these transactions are on market terms that could be obtained from unrelated third parties. See "—Derivatives" and Notes 3 and 17 of the consolidated financial statements in Part II, Item 8 for more information.

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

LESS LIQUID ASSETS

        Certain of our assets, including private equity and other long-term investments, distressed securities, high-yield debt, mortgage whole loans and other non-investment-grade debt, are not highly liquid or trade in markets that have periods of volatility and illiquidity. The values of most of the more illiquid assets are reported at fair value, and the determination of fair value is based on management's best estimate and depends on varying factors. See "—Critical Accounting Policies and Estimates—Fair Value" for further information on the determination of fair value of these more illiquid assets.

Private Equity Activities

        Our private equity and other long-term investment activities include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. These investments are primarily in unlisted or illiquid equity or equity-related securities and are carried at fair value based on a number of factors. See "Business—Products and Services—Institutional Securities—Investment Banking—Private Equity" in Part I, Item 1, "—Critical Accounting Policies and Estimates—Fair Value" and Notes 1 and 7 of the consolidated financial statements in Part II, Item 8 for more information. As of December 31, 2003 and 2002, we had investments in private equity and other long-term investments of $1.1 billion and $1.0 billion, respectively, and we had commitments to invest up to an additional $1.3 billion and $1.7 billion as of December 31, 2003 and 2002, respectively.

High-Yield Debt, Mortgage Whole Loans and Other Non-Investment-Grade Financial Instruments

        We underwrite, trade and hold high-yield debt, which includes distressed debt; mortgage whole loans; loan participations; legacy distressed financial instruments; and other non-investment-grade financial instruments. Due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions, these financial instruments and loans generally involve greater risk than investment-grade financial instruments. We record high-yield debt, residential mortgage whole loans, legacy distressed financial instruments and other non-investment-grade financial instruments at fair value, with the exception of certain residential mortgage whole loans that are held for sale and are carried at the lower of cost or fair value. We record commercial mortgage whole loans held for sale and loan participations at the lower of cost or fair value. Timing of the securitization of our mortgage whole loan inventory will affect the size of our positions at any given time. The following table sets forth our positions in these instruments as of December 31, 2003 and 2002:

	December 31, 2003		December 31, 2002
	Assets	Liabilities	Assets	Liabilities
	(In millions)
High-yield and distressed debt	$1,551	$675	$1,620	$691
Mortgage whole loans	9,101	—	9,465	—
Loan participations	70	—	126	—
Legacy distressed financial instruments	171	—	208	—
Other non-investment-grade financial instruments	—	—	22	—

Total	$10,893	$675	$11,441	$691

DERIVATIVES

        We enter into various transactions involving derivatives. We use derivatives contracts for both trading and hedging purposes and to provide products for our clients. These derivatives include options, forwards, futures and swaps. In general, derivatives are contractual agreements that derive their values from the performance of underlying assets, interest or currency exchange rates or a variety of indices. Most of our derivatives transactions are considered trading positions. See Note 10 of the consolidated financial statements in Part II, Item 8 for more information.

Sources and Maturities of OTC Derivatives

        The following table sets forth the distributions, by maturity, of substantially all of our exposure with respect to OTC derivatives as of December 31, 2003, after taking into account the effect of netting agreements. Fair values were determined on the basis of pricing models and other valuation methods. See "—Critical Accounting Policies and Estimates—Fair Value" and Notes 1, 10 and 17 of the consolidated financial statements in Part II, Item 8 for more information.

	Assets Maturity Distribution as of December 31, 2003
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total fair value
	(In millions)
Options	$65	$192	$32	$51	$340
Forward contracts(1)	165	250	193	87	695
Swaps	239	484	232	1,031	1,986

Total	$469	$926	$457	$1,169	$3,021

	Liabilities Maturity Distribution as of December 31, 2003
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total fair value
	(In millions)
Options	$74	$339	$33	$18	$464
Forward contracts	202	8	2	45	257
Swaps	99	304	124	415	942

Total	$375	$651	$159	$478	$1,663

(1)
In accordance with SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," or SFAS 149, variable prepaid forwards, or VPFs, entered into prior to July 1, 2003 and those entered into after June 30, 2003 that do not meet the definition of a derivatives instrument are included in other financial instruments owned in the consolidated statement of financial condition and had a fair value of $3.1 billion as of December 31, 2003. VPFs entered into after June 30, 2003 that meet the definition of a derivatives instrument are reported as derivatives contracts in the consolidated statement of financial condition and had a fair value of $485 million as of December 31, 2003. All VPFs are carried at fair value.

        The following table sets forth as of December 31, 2003 substantially all of our exposure with respect to OTC derivatives, by counterparty credit rating and with affiliates, after taking into account the effect of netting agreements.

Credit Rating(1)	December 31, 2003
(In millions)
AAA	$3
AA+/AA	751
AA-	17
A+/A/A-	256
BBB+/BBB/BBB-	3
BB+ or lower	47
Unrated	34
Derivatives with affiliates	1,910

Total	$3,021

(1)
Credit ratings are determined by external rating agencies or by our credit risk management department.

Derivatives With Related Parties

        We enter into a substantial number of derivatives transactions with related parties. The following table sets forth derivatives transactions with related parties consisting primarily of interest rate swaps, credit default swaps and foreign exchange forward contracts. The fair values of derivatives contracts outstanding with related parties as of December 31, 2003 and 2002 were as follows.

	December 31, 2003		December 31, 2002
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Options	$70	$194	$125	$319
Forward contracts	13	1	171	74
Swaps	1,827	629	1,958	819

Total	$1,910	$824	$2,254	$1,212

        See Notes 3 and 10 of the consolidated financial statements in Part II, Item 8 for more information.

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

RISK MANAGEMENT

        CSFB pursues a comprehensive approach to risk management. The primary objectives of its risk management strategy are to preserve its capital base, to optimize the allocation of capital, to foster a proactive risk culture and to protect CSFB's reputation. Significant personnel and technological resources are used to support experienced decision-makers and to ensure that CSFB remains a leader in risk management. CSFB is exposed to many types of risks, and many businesses present more than one risk.

        The Board of Directors of Credit Suisse First Boston, the Swiss bank, is ultimately responsible for the determination of general risk policy and risk management organization and for approving the overall market risk limit as recommended by CARMC. CARMC is responsible for formulating and implementing risk management strategies, allocating risk capital, approving market risk management policies and procedures, establishing, recommending and approving certain market risk limits (depending on level) and approving limit excesses within its own authority, and approving stress tests and scenario analysis definitions. CARMC meets on a monthly basis and on an ad hoc basis as needed. In addition, in 2003, the Board of Directors of Credit Suisse First Boston established a Risk Committee that will provide additional oversight and assume responsibility for approving certain limits in the future.

        Strategic Risk Management, or SRM, is part of the independent risk oversight function of CSFB and is responsible for assessing the overall risk profile of CSFB on a global basis and recommending corrective action where appropriate. SRM acts as the "risk conscience" of CSFB in respect of all risks that could have a material economic impact.

        Risk Measurement and Management, or RMM, is responsible for the measurement and reporting of all credit risk and market risk data and the coordination of Operational Risk Management for CSFB. RMM consolidates exposures arising from all trading portfolios and geographic centers on a daily basis.

        Credit Risk Management, or CRM, is responsible for approving all credit risk assumed by CSFB. This includes the credit analysis of counterparties and issuers, the setting and approval of credit limits, the approval of transactions, the assessment and management of impaired assets and the establishment of CSFB's policies and strategy on counterparty and country credit risk. In addition, CRM has oversight responsibility for concentrated positions in trading inventory. Unusual risks and specific policies and procedures are reviewed and approved by CARMC.

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

        To supplement its control environment, CSFB has an oversight function with (a) selected executive officers who have overall responsibility for oversight in their respective regions, (b) regional oversight managers who assist the executive officers with this responsibility and (c) a country manager in each country to manage local oversight issues. Management at the regional oversight and country levels concentrates on regulatory and reputational issues, supervising legal entities and supporting management in its efforts to improve the control environment.

        The Corporate Treasury Department of CSFB is responsible for managing CSFB's liquidity risk.

        Economic capital represents the emerging best practice for measuring and reporting all quantifiable risks. It is called "economic" capital because it measures risk in terms of economic realities rather than regulatory or accounting rules. CSFB uses an economic capital model, or ERC, as a consistent and comprehensive risk management tool and also as an important element in the capital management and planning process and an element in the performance measurement process. Representing CSFB's standard for assessing risk, ERC considerably strengthens CSFB's ability to manage its risk profile on a consolidated basis and to assess the risk-bearing capacity in relation to the financial resources. By providing a common language and terminology for risk across CSFB, ERC has also increased risk transparency and knowledge sharing across CSFB. As with other risk measures, ERC's primary merit is its ability to provide meaningful signals regarding risk trends over time. The

ERC model is designed to measure all quantifiable risks associated with CSFB's activities on a consistent and comprehensive basis.

        For further information on the risks we face in our business, see "Business—Certain Factors That May Affect Our Results of Operations" in Part I, Item 1.

Market Risk

        Market risk can be described as the potential change in the value of a trading portfolio resulting from the movement of market rates, prices and volatilities. A typical transaction or position may be exposed to a number of different market risks. Types of market risks include interest rate risk, foreign currency exchange rate risk, equity risk and commodity price risk. Interest rate risk can arise from changes in the level, slope and curvature of the yield curve; changes in the implied volatility of interest rate derivatives; changes in the rate of mortgage prepayments; and changes in credit spreads. Foreign currency exchange rate risk can arise from changes in spot prices and the implied volatility of currency derivatives. Equity risk can arise from changes in the price of individual equity securities and equity indices, changes in the implied volatility of equity derivatives and dividend risk. We do not have material commodity price risk.

        CSFB devotes considerable resources to ensuring that market risk is comprehensively captured, accurately modeled and effectively managed. The RMM department consolidates exposures arising from all trading portfolios in all geographic centers and calculates and reports CSFB's global aggregate risk exposure on a daily basis. To achieve this, RMM uses a number of complementary risk measurement techniques, including value-at-risk, or VAR, and scenario analysis. VAR is a statistical estimate of the potential loss arising from a portfolio using a predetermined confidence level and holding period, using market movements determined from historical data. Scenario analysis estimates the potential immediate loss from significant changes in market parameters that are modeled on past extreme events and hypothetical scenarios. In addition, RMM uses the ERC model to estimate the impact of severe market movements and to attribute internal capital usage. As markets have grown more complex, sophisticated modeling has become increasingly important for sound risk assessment and risk/return analysis.

  Value at Risk

        CSFB has used a VAR methodology to model market risk since 1995. The CSFB VAR methodology uses assumptions and estimates that CSFB believes are reasonable, but different assumptions or estimates could result in different estimates of VAR.

        CSFB's VAR is defined as the 99th percentile greatest loss that may be expected in a portfolio over a ten-day holding period. In general, a rolling two-year period of historical data is used to derive the market movements used for this calculation. These parameters and procedures currently meet the quantitative and qualitative requirements prescribed by the Basel Committee on Banking Supervision, the Swiss Federal Banking Commission and other leading banking regulators. The methodology is subject to continuous review to ensure that it remains relevant to the business being conducted, captures all significant trading risks, is consistent across risk types and meets or exceeds regulatory and industry standards.

        VAR as a risk measure quantifies the loss on a portfolio under normal market conditions and is not intended to measure risk associated with unusually severe market moves. The VAR methodology also assumes that past data can be used to predict future events. VAR calculated for a ten-day period does not fully capture the market risk of trading positions that cannot be liquidated or hedged within ten days. During periods of pronounced market disruption outside the 99th percentile, other techniques, such as scenario and ERC analysis, become more important tools than VAR for monitoring risk exposures.

  Market Risk Limit

        At CSFB, market risk limits are structured at three levels: an overall market risk VAR limit for CSFB as a whole; market risk limits by division (such as the Fixed Income division); and market risk limits by business line within a division (such as foreign exchange trading within the Fixed Income division). Asset class VAR limits may also be used to control exposure within a particular risk type.

        The three-level VAR limit structure described above represents CSFB's official limit framework. Limits at lower levels (such as by region, business line, trading desk or trader) are sometimes imposed by trading management and are used to assist trading management to identify potential risk concentrations. RMM monitors and reports compliance with the official limit framework and also provides assistance to ensure compliance with lower level risk flags, as required.

        CSFB uses various other types of limits to control potential risk concentrations. These include, among others, country exposure limits, direct exposure limits for certain higher risk positions, scenario limits and ERC limits.

  Market Risk Exposures

  Trading Portfolios

        The VAR data presented below has been scaled down using a one-day holding period. The one-day VAR data below shows the market risk exposures of our trading positions as of December 31, 2003 and 2002. Due to the benefit of diversification, total VAR is less than the sum of the individual components.

Market risk exposures in trading portfolios (unaudited)

	2003
							December 31, 2003	December 31, 2002(1)
	Minimum		Maximum		Average
99%, one-day VAR, in $ millions(2)
Interest rate risk	33		51		42		49	37
Equity risk	11		22		16		14	8

Subtotal	44		73		58		63	45
Diversification benefit	—	(3)	—	(3)	—	(3)	(14)	(4)

Total	28		92		46		49	41

(1)
Restated to reflect the transfer of Management LLC.

(2)
The minimum, maximum and average VAR by risk type is based on quarter-end values. This means that any fluctuations in the VAR by risk type during each quarter, however material, will not be included in the figures above. The total minimum, maximum and average VAR is based on daily values.

(3)
Because the minimum, maximum and average VAR for different risk types is calculated based on quarter-end values and total minimum, maximum and average VAR is calculated based on daily values, no diversification benefit is presented.

        The Company's one-day, 99% VAR increased $8 million, or 19%, as of December 31, 2003 from December 31, 2002. The increase in VAR primarily reflects a change in the structure of our interest rate portfolio. This was partially offset by both the impact of the introduction of a refined methodology for mortgages in the third quarter of 2003, which led to a reduction in reported VAR, and a reduction in the market volatility observed over the last two years in the fourth quarter of 2003, as volatile third quarter 2001 data was not included in the rolling two-year data used to determine VAR.

        We do not have material foreign exchange or commodity price risk on our trading portfolio.

        The comparison of daily revenue fluctuations with the daily VAR estimate is the primary method used to test the accuracy of the VAR model. Backtesting is performed at various levels of the trading portfolio, from CSFB down to more specific business lines. A backtesting exception occurs when the daily loss exceeds the daily VAR estimate. Results of the process at the aggregate level demonstrated three exceptions when comparing the 99% one-day VAR with the backtesting profit and loss in 2003. An accurate model for the one-day, 99% VAR should have between zero and four backtesting exceptions on an annual basis. Backtesting profit and loss is a subset of actual trading revenue and includes only the profit and loss effects relevant to the VAR model, excluding fees, commissions, certain provisions and any trading subsequent to the previous night's positions. It is appropriate to compare this measure with VAR for backtesting purposes because VAR assesses only the potential change in position value due to overnight movements in financial market variables such as prices, interest rates and volatilities. The graph below illustrates the relationship between daily backtesting profit and loss and daily VAR for the Company in 2003.

RELATIONSHIP BETWEEN BACKTESTING P&L AND VAR ESTIMATE DURING 2003
(unaudited)

        Trading revenue used in the histogram below entitled "2003 vs. 2002 Distribution of Daily Trading Revenue (unaudited)" is the actual daily trading revenue, which includes not only backtesting profit and loss but also fees, commissions, certain provisions and the profit and loss effects associated with any trading subsequent to the previous night's positions. The histogram below shows the distribution of daily trading revenue for substantially all of the Company's trading activities.

2003 vs 2002 DISTRIBUTION OF
DAILY TRADING REVENUE (unaudited)
$ millions

(1)
Restated to reflect the transfer of Management LLC.

  Non-trading Portfolios

        Sensitivity analysis is used to quantify the market risk in non-trading portfolios. It is generally defined as a measure of the potential changes in a portfolio's fair value created by changes in one or multiple financial market rates or prices, including interest rates, foreign exchange rates and equity and commodity prices. The results can be focused to show the impact of an adverse shift in a single interest rate or to show the effects of many simultaneous changes. The market risk exposures of the Company's positions as of December 31, 2002 have been restated to reflect the transfer of Management LLC in the first quarter of 2003.

        We have equity risk on our non-trading financial instruments portfolio, which consists of our private equity investments. We measure equity risk on our private equity investments using a sensitivity analysis that estimates the potential decline in the recorded value of the investments resulting from a 10% decline in the equity markets of G-22 nations and a 20% decline in the equity markets of non-G-22 nations. As of December 31, 2003, the estimated impact on pre-tax income as a result of the decline was a decrease of approximately $112 million compared to a decrease of approximately $96 million as of December 31, 2002.

        We measure interest rate risk on non-trading positions using sensitivity analysis that estimates the potential change in the value of the non-trading portfolio resulting from a 50 basis points decline in the interest rates of G-22 nations and a 200 basis points decline in the interest rates of non-G-22 nations. Due to the current low levels of U.S. interest rates, the calculation of non-trading portfolio interest rate risk was changed from a 100 basis points decline to a 50 basis points decline in interest rates for G-22 nations during the second quarter of 2003. As of December 31, 2003, the estimated impact on pre-tax income as a result of the decline was an increase of approximately $55 million compared to an increase of approximately $28 million as of December 31, 2002.

        We do not have material foreign exchange or commodity price risk on our non-trading portfolio.

  Scenario Analysis

        VAR is designed to measure market risk in normal market environments. CSFB complements this with a scenario-based risk measure that examines the potential effects of changes in market conditions, corresponding to exceptional but plausible events, on its financial condition. The results of the analysis are used to manage exposures on a CSFB-wide basis, as well as at the portfolio level. Scenario analysis involves the revaluation of major portfolios to arrive at a measure of the profit or loss that CSFB may suffer under a particular scenario. Scenario analysis is therefore an essential component of CSFB's market risk measurement framework for both trading and non-trading portfolios.

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

Credit Risk

  Counterparty and Credit Risk

        CRM is responsible for managing CSFB's portfolio of credit risk and establishes broad policies and guidelines governing CSFB's credit risk appetite. CRM is headed by the Chief Credit Officer, who reports directly to the Chief Financial Officer of CSFB.

  Definition of Counterparty Risk

        The counterparty risk portion of credit risk is determined by the likelihood of a counterparty not fulfilling its contractual obligations to CSFB and thus creating a partial or total loss. To assess the probability of default, CSFB utilizes a counterparty rating scale which approximates that used by the major public rating agencies (ranging from AAA as the best to D as the worst) and applies this grading measure against all of its counterparties. CSFB takes a proactive approach to rating each of its counterparties and, as a result, internal ratings may deviate from those assigned by public rating agencies.

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

        In addition to the aforementioned analysis, all counterparty ratings are subject to the rating of the country in which the counterparty is domiciled. Analysis of key sovereign and economic issues for all jurisdictions is undertaken and these are considered when assigning the rating and risk profile for individual counterparties.

  Specific Credit Provisioning

        For financial reporting purposes, specific credit loss provisions are established for loans that are impaired. Impaired loans are individually evaluated and a provision is established when the discounted cash flow, fair market value of collateral or fair market value of the loan is lower than the carrying value of that loan.

  Loan Valuation Allowance for Inherent Credit Losses

        The inherent loss allowance is for all loans not specifically identified as impaired which, on a portfolio basis, are considered to contain probable inherent loss. The loan valuation allowance is established by analyzing historical default probabilities, historical recovery assumptions, internal risk rating, and current economic conditions.

  Credit Risk from Lending and Credit-Related Transactions

        Credit risk associated with CSFB's lending and other credit-related activities (letters of credit, guarantees and unfunded commitments) is measured in terms of the notional amount of the loan and/or commitment. Exposures are reported and analyzed daily. Each facility is approved by senior CRM personnel who are experienced in making lending decisions and is covered by a legal agreement that is appropriate for the type of transaction.

        CSFB manages the size of its credit exposure arising from lending and credit-related activities through loan sales, credit derivatives and securitizations.

  Credit Risk Arising from Trading Positions and Derivatives Transactions

        Credit risk associated with CSFB's trading and derivatives business is measured against counterparty limits on at least a daily basis. Credit risk is defined in terms of mark-to-market replacement value and potential exposure to maturity. The latter is based on the volatility of the underlying market factors such as interest and foreign exchange rates.

        To minimize credit risk, CSFB enters into master netting agreements, which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events. In addition, CSFB reduces credit risk by obtaining collateral based upon an individual assessment of counterparties. Generally, CSFB accepts collateral in the form of cash, treasury instruments issued by G-7 countries and other marketable securities.

Country Risk

        Country risk is the risk of a substantial, systemic loss of value in the financial assets of a country or group of countries, which may be caused by dislocations in the credit, equity and/or currency markets. CSFB's major operating divisions all assume country risk in a variety of ways. The setting of limits for this risk is the responsibility of CARMC based on recommendations of CRM, SRM and CSFB's economists.

        Country limits for emerging markets are approved by the Board of Directors of CSG, following recommendations from CARMC. The measurement of exposures against country limits is undertaken by RMM, with weekly reports to senior management and monthly reports to CARMC. For trading positions, country risk is a function of the mark-to-market exposure and currency of the position, while for loans and related facilities, country risk is a function of the amount and currency that CSFB has lent or committed to lend. The day-to-day management of country exposure is assigned to each of the core businesses in accordance with its business authorizations and limit allocations. RMM and CRM provide independent oversight to ensure that the core businesses operate within their limits. CRM is responsible for periodically adjusting these limits to reflect changing credit fundamentals and business volumes. The designation of countries as "G-10 and other industrialized countries" and "emerging market countries" is reviewed on a regular basis by CARMC and is submitted to the Board of Directors of CSG for approval.

Operational Risk

        The definition of operational risk used by CSG is "the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events." Business and strategic risk are specifically excluded from this definition.

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

        CSG uses a group-wide framework to monitor and control such risks. CSFB operates within this framework. CSFB has longstanding resources in place to deal with the many aspects of operational risk control (such as a substantial internal audit function reporting to CSG and an operations risk management function covering operations, product control and information technology, which are CSFB's key process-dependent departments). CSFB's primary aim is the early identification, prevention and mitigation of operational risks, as well as timely and meaningful management reporting.

        CSFB has continued to develop its operational risk framework. The key initiatives have included further enhancement of the governance structure for managing operational risk; continued development of key risk indicators reporting; additional improvements to the established control self-assessment process; and further development of a centralized operational risk loss database. In conjunction with CSG, CSFB has also enhanced its ERC methodology to align it further with the expected Basel II requirements of the Advanced Measurement Approach.

Settlement Risk

        Settlement risk arises whenever the settlement of a transaction results in timing differences between the disbursement of cash or securities and the receipt of countervalue from the counterparty.

This risk arises whenever transactions settle on a "free of payment" basis and is especially relevant when operating across time zones.

        In those instances where market convention and/or products preclude a value-for-value exchange, CSFB manages its risk through confirmation and affirmation of transaction details with counterparties. In addition, it actively manages the timing of settlement instructions to its agents and the reconciliation of incoming payments in order to reduce the window of exposure. CRM considers these factors in deciding counterparty risk limits.

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

        The investment banking business is subject to extensive regulation by governmental and self-regulatory organizations around the world. A failure to comply with these regulations could result in regulatory investigations, fines, and restrictions on some of CSFB's business activities or other sanctions. CSFB seeks to minimize legal risk through the adoption of compliance and other policies and procedures, continuing to refine controls over business practices and behavior, extensive employee training sessions, the use of appropriate legal documentation, and the involvement of the Legal and Compliance Department, outside legal counsel and the CSFB Global Compliance Committee, made up of some of the firm's most senior officers. See "Business—Certain Factors That May Affect Our Results of Operations—Legal and Regulatory Risks" in Part I, Item 1.

Reputational Risk

        CSFB's policy is to avoid any action or transaction that brings with it a potentially unacceptable level of risk to CSFB's reputation.

        Reputational risk may arise from a variety of sources, including the nature or purpose of a proposed transaction, the identity or nature of a potential client, the regulatory or political climate in which the business will be transacted or significant public attention surrounding the transaction itself. Where the presence of these or other factors gives rise to potential reputational risk for CSFB, the relevant business proposal is required to be submitted to CSFB's reputational risk review process. This involves a review of the proposal by senior business management and its subsequent referral to a reputational risk approver, who is independent of CSFB's business divisions and who has authority to approve, reject, or impose conditions on CSFB's participation.

Liquidity Risk

        Our liquidity risk is managed as a part of CSFB's global liquidity policy. CSFB's liquidity policy focuses on the proven stability of its unsecured funding sources, which include CSFB-sourced deposits as well as access to customer funds sourced by affiliates. The deposit base provides CSFB with substantial sources of liquidity that are well diversified and primarily driven by customer relationships rather than price. These deposits provide a stable source of funds. We also regularly access the capital markets through our commercial paper program, medium-term note programs and issues of senior debt and other securities. Additionally, the Company maintains an unsecured revolving credit facility with various banks. We and CSFB also have access to additional liquidity through our subsidiary broker-dealers, which have the capacity to increase their funding through the secured funding markets (repurchase agreements and other collateralized arrangements). These secured funding markets have proven reliable in high stress conditions. This secondary source of liquidity is potentially available as alternative funding to meet business plans and commercial commitments. CSFB LLC also has access on a committed basis to secured lending facilities with various banks. CSFB regularly stress tests its liquidity using scenarios designed to represent highly adverse conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Planning and Measurement" in Part II, Item 7 for a discussion of how we monitor our liquidity position.

Item 8: Financial Statements and Supplementary Data

        Our consolidated financial statements, together with the notes thereto and the Independent Auditor's report thereon, are set forth on pages F-1 to F-52 of this Annual Report on Form 10-K. In addition, the supplementary financial information on selected quarterly financial data is set forth on page F-52 of this Annual Report.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A: Controls and Procedures

        As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10: Directors and Executive Officers of the Registrant

        Pursuant to General Instruction I of Form 10-K, the Company is not required to provide the information required by Item 10.

        Set forth below is information as of March 29, 2004 with respect to our directors and executive officers.

Name	Age	Position
Brian D. Finn	43	Director, President and Chief Executive Officer
David C. Fisher	57	Chief Financial and Accounting Officer
Eileen K. Murray	46	Director, Managing Director
Barbara A. Yastine	44	Director, Managing Director
Brady W. Dougan	44	Managing Director
Gary G. Lynch	53	Managing Director and General Counsel
Lewis H. Wirshba	47	Managing Director and Treasurer

        BRIAN D. FINN.    Mr. Finn is a member of the Credit Suisse Group Executive Board and is Co-President, Institutional Securities of CSFB, a position he has held since November 2002. He is a member of the most senior executive board of CSFB, which we refer to as the CSFB Operating Committee. Prior to assuming his current roles, he was a member of the Office of the Chairman. Mr. Finn joined CSFB in April 2002 from Clayton, Dubilier & Rice. Before joining Clayton, Dubilier & Rice in 1997, he was a Managing Director and Co-Head of Mergers & Acquisitions at CSFB.

        DAVID C. FISHER.    Mr. Fisher served as Global Head of Financial Control of CSFB from 1999 to 2004. Mr. Fisher joined CSFB from Bankers Trust Corporation, where he was Controller from 1998 to 1999. From 1985 to 1998, Mr. Fisher worked for Salomon Brothers Inc, where he was Controller for the majority of his tenure.

        EILEEN K. MURRAY.    Ms. Murray was appointed the Head of Global Technology and Operations of CSFB in February 2002 and Head of Product Control in November 2002. Ms. Murray is also a member of the CSFB Operating Committee. Ms. Murray joined CSFB in February 2002 from Morgan Stanley, where she was Chief Administrative Officer for the Institutional Securities Group. Ms. Murray joined Morgan Stanley in 1984 as a Senior Analyst in the Controllers Department. Prior to the merger of Morgan Stanley and Dean Witter, she was Controller and Treasurer.

        BARBARA A. YASTINE.    Ms. Yastine is a member of the Credit Suisse Group Executive Board. She is also the Chief Financial Officer of CSFB and is a member of the CSFB Operating Committee. Ms. Yastine joined CSFB in November 2002 from Citigroup, where she was the Chief Financial Officer of the Global Corporate Investment Bank. Ms. Yastine joined Citigroup in 1987, and while there held a variety of other key finance and management positions.

        BRADY W. DOUGAN.    Mr. Dougan is a member of the Credit Suisse Group Executive Board. He is Co-President, Institutional Securities of CSFB and is a member of the CSFB Operating Committee. Prior to assuming his current roles, Mr. Dougan was Global Head of the Securities Division from 2001 to 2002 and Head of the Equities Division from 1996 to 2001. Mr. Dougan served as Co-Head of the Global Debt Capital Markets Group at CSFB and Co-Head of the Credit Suisse Financial Products'

marketing efforts in the Americas from 1993 to 1996. Mr. Dougan joined CSFB in 1990 from Bankers Trust Corporation.

        GARY G. LYNCH.    Mr. Lynch is Global General Counsel, Head of the Legal and Compliance Department and Vice Chairman for Research of CSFB, and is a member of the CSFB Operating Committee. Mr. Lynch joined CSFB in October 2001 from Davis Polk & Wardwell, where he had been a partner since 1989. Mr. Lynch was Director of the Enforcement Division at the SEC from 1985 to 1989.

        LEWIS H. WIRSHBA.    Mr. Wirshba is Corporate Treasurer of CSFB, a position he has held since 1996, and has served as Global Head of CSFB's New Business Department since March 2000. He joined CSFB in 1986 from the Treasurer's office of General Motors.

        Effective April 1, 2004, Paul C. Wirth will be Chief Financial and Accounting Officer of the Company. Mr. Wirth was appointed Global Controller and Chief Accounting Officer of CSFB in February 2004. Mr. Wirth joined CSFB from Deloitte & Touche.

Code of Conduct

        CSG has adopted a code of conduct that governs our directors, officers and employees, including our Chief Executive Officer and our Chief Financial and Accounting Officer. You may request a copy of the code of conduct, at no cost, by writing us at One Madison Avenue, New York, NY 10010, Attention: Corporate Secretary, or by telephoning the Corporate Secretary at (212) 325 2000.

Item 11: Executive Compensation

        Pursuant to General Instruction I of Form 10-K, the information required by Item 11 is omitted.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Pursuant to General Instruction I of Form 10-K, the information required by Item 12 is omitted.

Item 13: Certain Relationships and Related Transactions

        Pursuant to General Instruction I of Form 10-K, the information required by Item 13 is omitted.

Item 14: Principal Accountant Fees and Services

        The following table presents fees billed to the Company by KPMG LLP for the years ended December 31, 2003 and 2002:

	December 31, 2003	December 31, 2002
	(In thousands)
Audit fees(1)	$4,640	$4,155
Audit-related fees(2)	620	755

Audit and audit-related fees	5,260	4,910
Tax fees(3)	57	353
All other fees(4)	300	2,838

Total fees	$5,617	$8,101

(1)
Includes: (i) the audit of our consolidated financial statements included in our Annual Report on Form 10-K and services pursuant to, or required by, statute or regulation; (ii) reviews of the condensed interim consolidated financial statements included in our Quarterly Reports on

  Form 10-Q; (iii) comfort letters, consents and other services related to SEC and other regulatory filings; and (iv) accounting consultations relating to the audit. Audit fees include an amount allocated to the Company as part of the audit of CSG.

(2)
Includes: (i) audits of employee benefit plans; (ii) certain agreed-upon procedures engagements; (iii) accounting advice; and (iv) assessment and testing of internal controls.

(3)
Includes fees for tax consultation and tax compliance services.

(4)
Includes fees for non-audit-related accounting consultations. Fees for the year ended December 31, 2002 include $2.6 million relating primarily to permissible staff augmentation arrangements with the Private Equity Group.

Pre-approval Policy

        We are not subject to a requirement to maintain an audit committee. CSG's audit committee has adopted a pre-approval policy that applies to all of its subsidiaries, including the Company. The audit committee's policy limits the scope of services that may be provided to the Company by KPMG LLP, its independent auditor, to pre-approved audit and certain permissible non-audit services, including audit-related services, tax services and other services. The audit committee may also approve particular services on a case-by-case basis. The independent auditor and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditor and the fees for the services performed to date.

PART IV

Item 15: Exhibits, Financial Statement Schedule, and Reports on Form 8-K

  (a)
  Documents filed as part of this Report

1.
Consolidated Financial Statements

        The consolidated financial statements required to be filed in this Annual Report are listed on page F-1 hereof.

2.
Financial Statement Schedule

        The financial statement schedule required to be filed in this Annual Report is listed on page F-1 hereof. The required schedule appears on pages F-53 through F-57 hereof.

3.
Exhibits

        An exhibit list has been filed as part of this Annual Report beginning on page E-1 and is incorporated herein by reference.

  (b)
  Reports on Form 8-K

        On October 9, 2003, we filed a Current Report on Form 8-K filing the Form of Note for our Five-Year Contingent Protection Securities due September 30, 2008 Linked to the S&P 500® Index.

        On November 4, 2003, we filed a Current Report on Form 8-K reporting that CSG released its financial results for the three and nine months ended September 30, 2003, including for CSFB, and reporting information on our expected results.

        On November 17, 2003, we filed a Current Report on Form 8-K reporting that Moody's Investors Service changed the ratings outlook for our Aa3 senior debt rating to stable from negative.

        On December 1, 2003, we filed a Current Report on Form 8-K filing the Form of Note for our Five-Year Contingent Protection Securities due November 26, 2008 Linked to the S&P 500® Index.

        On February 12, 2004, we filed a Current Report on Form 8-K, attaching a CSG press release on CSG's fourth-quarter and year-end financial results, including for CSFB, and reporting information on our expected results.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Credit Suisse First Boston (USA), Inc.

        We have audited the accompanying consolidated statements of financial condition of Credit Suisse First Boston (USA), Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003, and the related financial statement schedule. These consolidated financial statements and related financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Credit Suisse First Boston (USA), Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, in 2003 the Company changed its method of accounting for variable interest entities and share-based compensation.

/s/ KPMG LLP
New York, New York

February 20, 2004

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In millions)

ASSETS

	December 31, 2003	December 31, 2002
Cash and cash equivalents	$334	$480
Collateralized short-term financings:
Securities purchased under agreements to resell	50,388	51,756
Securities borrowed	77,999	71,296
Receivables:
Customers	2,859	1,079
Brokers, dealers and other	6,673	7,060
Financial instruments owned (includes securities pledged as collateral of $47,565 and $49,695, respectively):
U.S. government and agencies	31,781	32,131
Corporate debt	12,761	12,174
Mortgage whole loans	9,101	9,465
Equities	15,161	9,735
Commercial paper	641	619
Private equity and other long-term investments	1,123	956
Derivatives contracts	5,573	3,956
Other	3,765	3,085
Net deferred tax asset	1,286	1,685
Office facilities and property at cost (net of accumulated depreciation and amortization of $865 and $749, respectively)	468	485
Goodwill	338	301
Loans receivable from parent and affiliates	19,460	16,412
Other assets and deferred amounts	1,634	1,875
Assets held for sale	—	11,547

Total assets	$241,345	$236,097

See accompanying notes to consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Continued)

(In millions, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2003	December 31, 2002
Commercial paper and short-term borrowings	$16,061	$11,933
Collateralized short-term financings:
Securities sold under agreements to repurchase	110,667	107,896
Securities loaned	27,708	24,178
Payables:
Customers	4,278	2,928
Brokers, dealers and other	5,410	8,689
Financial instruments sold not yet purchased:
U.S. government and agencies	23,700	22,710
Corporate debt	2,523	3,315
Equities	5,231	3,240
Derivatives contracts	3,955	2,849
Other	336	335
Obligation to return securities received as collateral	1,955	896
Accounts payable and accrued expenses	2,836	3,200
Other liabilities	2,944	2,156
Long-term borrowings	24,321	23,094
Liabilities held for sale	—	10,947

Total liabilities	231,925	228,366

Stockholders' Equity:
Preferred stock, 50,000,000 shares authorized:
Series B preferred stock, at $50.00 per share liquidation preference (88,500 shares issued and outstanding as of December 31, 2002)	—	4
Common stock ($0.10 par value; 50,000 shares authorized; 1,100 shares issued and outstanding)	—	—
Paid-in capital	7,645	7,279
Retained earnings	1,933	604
Accumulated other comprehensive loss	(158)	(156)

Total stockholders' equity	9,420	7,731

Total liabilities and stockholders' equity	$241,345	$236,097

See accompanying notes to consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In millions)

	For the Year Ended December 31,
	2003	2002	2001
Revenues:
Principal transactions-net	$(642)	$(1,296)	$1,079
Investment banking and advisory	2,030	2,428	2,975
Commissions	1,012	1,218	1,168
Interest and dividends, net of interest expense of $4,447, $5,436 and $9,923, respectively	2,392	2,058	1,007
Other	201	542	253

Total net revenues	4,993	4,950	6,482

Expenses:
Employee compensation and benefits	2,774	3,068	4,341
Occupancy and equipment rental	448	468	560
Brokerage, clearing and exchange fees	286	264	292
Communications	149	196	261
Professional fees	239	254	346
Merger-related costs	129	338	476
Other operating expenses	189	838	668

Total expenses	4,214	5,426	6,944

Income (loss) from continuing operations before provision (benefit) for income taxes, discontinued operations and cumulative effect of a change in accounting principle	779	(476)	(462)
Provision (benefit) for income taxes	317	(134)	(155)

Income (loss) from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	462	(342)	(307)
Discontinued operations:
Income from discontinued operations	1,361	136	140
Provision for income taxes	485	47	49

Income from discontinued operations, net of income taxes	876	89	91

Income (loss) before cumulative effect of a change in accounting principle	1,338	(253)	(216)
Cumulative effect of a change in accounting principle, net of income tax (benefit) provision of $(5) and $0.3 in 2003 and 2001, respectively	(9)	—	1

Net income (loss)	$1,329	$(253)	$(215)

See accompanying notes to consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2003, 2002 and 2001

(In millions)

	Preferred Stock	Common Stock	CSFBdirect Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances as of December 31, 2000	$375	$—	$2	$5,334	$1,105	$(7)	$6,809
Net loss	—	—	—	—	(215)	—	(215)
Foreign currency translation adjustment	—	—	—	—	—	(1)	(1)
Change in accounting principle (SFAS 133)	—	—	—	—	—	(1)	(1)
Increase in pension liability, net of income tax benefit of $(34)	—	—	—	—	—	(63)	(63)

Total comprehensive loss							(280)

Capital contribution of CSFB Capital Holdings, Inc	—	—	—	34	—	—	34
Retirement of CSFBdirect stock	—	—	(2)	2	—	—	—
Redemption of Series A preferred stock	(200)	—	—	—	—	—	(200)
Tender offer for Series B preferred stock	(170)	—	—	—	(8)	—	(178)
Preferred stock dividends	—	—	—	—	(23)	—	(23)
CSG share plan activity, net of tax effect of $(37)	—	—	—	956	—	—	956

Balances as of December 31, 2001	5	—	—	6,326	859	(72)	7,118

Net loss	—	—	—	—	(253)	—	(253)
Foreign currency translation adjustment	—	—	—	—	—	6	6
Increase in pension liability, net of income tax benefit of $(49)	—	—	—	—	—	(90)	(90)

Total comprehensive loss							(337)

Capital contribution by CSFBI	—	—	—	300	—	—	300
Redemption of Series B preferred stock	(1)	—	—	—	—	—	(1)
CSG share plan activity, net of tax effect of $7	—	—	—	653	—	—	653
Preferred stock dividends	—	—	—	—	(2)	—	(2)

Balances as of December 31, 2002	4	—	—	7,279	604	(156)	7,731

Net income	—	—	—	—	1,329	—	1,329
Foreign currency translation adjustment	—	—	—	—	—	2	2
Increase in pension liability, net of income tax benefit of $(2)	—	—	—	—	—	(4)	(4)

Total comprehensive income							1,327

Capital contribution by CSFBI	—	—	—	75	—	—	75
Redemption of Series B preferred stock	(4)	—	—	—	—	—	(4)
CSG share plan activity, net of tax effect of $27	—	—	—	325	—	—	325
Tax charge associated with an investment previously recorded through equity and other	—	—	—	(34)	—	—	(34)

Balances as of December 31, 2003	$—	$—	$—	$7,645	$1,933	$(158)	$9,420

See accompanying notes to consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001

(In millions)

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$1,329	$(253)	$(215)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net pre-tax gain on sale of certain broker-dealer subsidiaries	—	(528)	—
Pre-tax gain on sale of Pershing	(1,324)	—	—
Pre-tax gain on sale of DLJdirect SFG Securities Inc.	(115)	—	—
Depreciation and amortization	223	195	209
CSG share plan activity	352	660	919
Deferred taxes	318	288	(329)
Other, net	(63)	(91)	(27)
Change in operating assets and operating liabilities:
Securities borrowed	(6,703)	(3,058)	9,072
Receivables from customers	(1,780)	332	4,149
Receivables from brokers, dealers and other	364	5,351	(2,186)
Financial instruments owned	(8,107)	(2,338)	(3,340)
Other assets and Other liabilities, net	1,025	30	2,079
Securities loaned	3,530	(4,514)	(8,493)
Payables to customers	1,350	(1,696)	(526)
Payables to brokers, dealers and other	(3,279)	(3,009)	(767)
Financial instruments sold not yet purchased	3,371	2,134	(2,365)
Obligation to return securities received as collateral	1,059	(138)	1,034
Accounts payable and accrued expenses	(397)	(2,790)	(3,279)

Net cash used in operating activities	(8,847)	(9,425)	(4,065)

See accompanying notes to consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

For the Years Ended December 31, 2003, 2002 and 2001

(In millions)

	2003	2002	2001
Cash flows from investing activities:
Net (payments for) proceeds from:
Loans receivable from parent and affiliates	(3,535)	(7,751)	(4,877)
Sale of broker-dealer subsidiaries	—	674	—
Sale of Pershing	2,000	—	—
Sale of DLJ International Group Limited	500	—	—
Sale of DLJdirect SFG Securities Inc.	170	—	—
Office facilities	(178)	(134)	88
Purchase of Holt Value Associates, LP, net of cash	(8)	(80)	—
Purchase of Volaris Advisors, net of cash	(16)	—	—
Purchase of Investment Property Mortgage, LLC and related assets, net of cash	(34)	—	—

Net cash used in investing activities	(1,101)	(7,291)	(4,789)

Cash flows from financing activities:
Net proceeds from (payments for):
Commercial paper and short-term borrowings	4,128	2,897	(11,531)
Redemption of preferred trust securities	—	—	(200)
Redemption of Series A preferred stock	—	—	(200)
Repurchase of Series B preferred stock	(4)	(1)	(178)
Capital contribution of CSFB Capital Holdings, Inc.	—	—	34
Capital contribution by CSFBI	75	300	—
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	4,139	6,956	14,954
CSFBdirect common stock	—	—	(2)
Issuances of long-term borrowings	5,029	10,363	10,562
Redemptions and maturities of long-term borrowings	(3,565)	(3,852)	(1,487)
Subordinated loan agreements	—	—	(4,150)
Cash dividends	—	(2)	(23)

Net cash provided by financing activities	9,802	16,661	7,779

Decrease in cash and cash equivalents	(146)	(55)	(1,075)
Cash and cash equivalents included in assets held for sale	—	(1,218)	—

Cash and cash equivalents as of the beginning of period	480	1,753	2,828

Cash and cash equivalents as of the end of period	$334	$480	$1,753

SUPPLEMENTAL DISCLOSURES
Cash payments for interest	$4,741	$4,915	$9,400
Cash payments for income taxes, net of (refunds)	$161	$155	$(436)

See accompanying notes to consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

1. Summary of Significant Accounting Policies

The Company

        The consolidated financial statements include Credit Suisse First Boston (USA), Inc., formerly known as Donaldson, Lufkin and Jenrette, Inc. ("DLJ"), and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. The Company is an indirect wholly owned subsidiary of Credit Suisse Group ("CSG"), which acquired DLJ on November 3, 2000. Any unexercised or unvested share options of DLJ as of the closing date were converted into CSG share options. After the acquisition, DLJ changed its name to Credit Suisse First Boston (USA), Inc.

        CSG accounted for the acquisition using the purchase method of accounting. However, because the Company had significant preferred stock and public debt outstanding at the time of the acquisition, no adjustments of the historical carrying values of the Company's assets and liabilities to reflect the acquisition were recorded in the Company's historical financial statements. Similarly, although the acquisition gave rise to goodwill and intangible assets, none of the goodwill and intangible assets were "pushed down" to the Company. The goodwill and intangible assets associated with the acquisition were recorded in the financial statements of CSG and do not affect the Company's results of operations.

        On November 3, 2000, in conjunction with the closing of the acquisition, the Company's immediate parent, Credit Suisse First Boston, Inc. ("CSFBI"), transferred all of the outstanding shares of Credit Suisse First Boston LLC ("CSFB LLC"), formerly Credit Suisse First Boston Corporation, a U.S. registered broker-dealer that was a direct wholly owned subsidiary of CSFBI, to the Company in exchange for newly issued shares of the Company. CSFB LLC became a direct wholly owned subsidiary of the Company. Because the transfer of CSFB LLC was between entities under common control, it has been accounted for at historical cost in the accompanying consolidated financial statements. Accordingly, the operating results of CSFB LLC have been included in the Company's consolidated financial statements from November 3, 2000, the date of the transfer.

        The Company is a leading integrated investment bank serving institutional, corporate, government and high-net-worth individual clients. The Company's products and services include securities underwriting, sales and trading, financial advisory services, private equity investments, full service brokerage services, derivatives and risk management products and investment research.

        Basis of financial information.    To prepare consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management must make estimates and assumptions. The reported amounts of assets and liabilities and revenues and expenses are affected by these estimates and assumptions, the most significant of which are discussed in the notes to the consolidated financial statements and related disclosures. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ materially from these estimates.

        The Company consolidates all entities in which it has a controlling financial interest, which is typically all, or a majority of, the voting interest. The Company also consolidates entities that are variable interest entities ("VIEs") when it is determined to be the primary beneficiary under Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). See Note 5 for more information. Entities in which the Company holds 20% to 50% of the voting rights or has the ability to exercise significant influence, other than private

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

1. Summary of Significant Accounting Policies (Continued)

equity investments which are carried at amounts which approximate fair value, are accounted for under Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." In cases where the Company has a voting interest of less than 20% and does not have significant influence, the investment is carried at cost.

        Prior year numbers have been restated to reflect the transfer by CSFBI of Credit Suisse First Boston Management LLC ("Management LLC") to the Company on March 20, 2003. The transfer of Management LLC has been accounted for at historical cost in a manner similar to pooling-of-interest accounting because Management LLC and the Company were under the common control of CSFBI at the time of the transfer. The Company's financial information reflects the results of operations, financial condition, cash flows and changes in stockholders' equity as if the Company had acquired Management LLC on November 3, 2000, the date that the Company was acquired by CSFBI.

        Certain reclassifications have been made to prior year consolidated financial statements to conform to the 2003 presentation.

        On May 1, 2003, the Company sold its Pershing unit ("Pershing") to The Bank of New York Company, Inc. and recorded a pre-tax gain of approximately $1.3 billion and an after-tax gain of $852 million in the second quarter of 2003. The Pershing operations are presented as Discontinued operations for all periods presented in the consolidated statement of operations and as Assets held for sale and Liabilities held for sale as of December 31, 2002 in the consolidated statement of financial condition. The consolidated statements of cash flows present the Company's cash flows as if the assets and liabilities of Pershing were not presented as Assets held for sale and Liabilities held for sale in the consolidated statement of financial condition. Therefore, the cash flows pertaining to discontinued operations have not been reported separately in the consolidated statements of cash flows.

        Cash and cash equivalents.    Cash and cash equivalents include all demand deposits held in banks and certain highly liquid investments with maturities of 90 days or less, other than those held for sale in the ordinary course of business.

        Collateralized short-term financings.    The Company enters into transactions involving securities sold under agreements to repurchase ("repurchase agreements") and securities purchased under agreements to resell ("resale agreements") and securities borrowing and securities lending transactions as part of the Company's matched-book activities to accommodate clients, finance the Company's trading inventory, obtain securities for settlement and earn interest spreads.

        Repurchase agreements and resale agreements are treated as collateralized financing arrangements and are carried at contract amounts that reflect the amounts at which the securities will be subsequently repurchased or resold. Interest on such contract amounts is accrued and is included in the consolidated statements of financial condition in receivables from and payables to brokers, dealers and other. The Company takes possession of the securities purchased under resale agreements and obtains additional collateral when the market value falls below the contract value. The Company nets certain repurchase agreements and resale agreements with the same counterparty in the consolidated statements of financial condition when the requirements of FIN No. 41, "Offsetting of Amounts Relating to Certain Repurchase and Reverse Repurchase Agreements," are satisfied.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

1. Summary of Significant Accounting Policies (Continued)

        The Company uses interest rate swaps to hedge the interest rate exposure associated with certain resale and repurchase agreements. These interest rate swaps are carried at fair value while the resale and repurchase agreements are carried at contract amounts, with interest income (expense) accruing over the term of the agreement. As a result, increases and decreases in the value of the interest rate swaps are not offset by decreases and increases in the value of the resale and repurchase agreements until the securities are repurchased or sold.

        Securities borrowing and securities lending transactions are recorded at the amount of cash collateral advanced or received. For securities borrowed, the Company deposits cash, letters of credit or other collateral with the lender. For securities loaned, the Company receives cash or other collateral from the borrower generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned daily and obtains or refunds collateral as necessary.

        Financial instruments.    Substantially all of the Company's financial instruments (with the exception of commercial mortgage loans and certain residential mortgages that are held for sale) are carried at fair value. Fair value is estimated at a specific point in time, based on relevant market information or the value of the underlying financial instrument.

        Mortgage whole loans.    Residential mortgage whole loans are generally carried at fair value with the changes in fair value included in principal transactions-net in the consolidated statements of operations with the exception of certain residential mortgage whole loans that are held for sale, including residential loans originated by the Company, which are carried at the lower of cost or fair value. Commercial mortgage whole loans are carried at the lower of aggregate cost or fair value. The amount by which aggregate cost exceeds fair value is reflected in principal transactions-net in the consolidated statements of operations. Management determines fair value by taking into consideration, among other things, the use of discounted cash flows or model pricing. Purchases and sales of mortgage whole loans are recorded on a settlement date basis. Interest is accrued on all mortgage whole loans with the exception of those that are 120 days delinquent, as reported by the servicer.

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

        Derivatives instruments—trading.    All trading derivatives instruments are carried at fair value with changes in realized and unrealized gains and losses and interest flows included in principal transactions-net in the consolidated statements of operations. Cash flows from these derivatives instruments are included as operating activities in the consolidated statements of cash flows. See Note 10 for more information.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

1. Summary of Significant Accounting Policies (Continued)

        Derivatives instruments—nontrading.    The Company manages its interest rate exposure on its fixed rate debt by using interest rate swaps that qualify for hedge accounting under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"). These financial instruments are accounted for as fair value hedges, with changes in the fair value of both the derivative and the hedged item included in principal transactions—net in the consolidated statements of operations. Interest flows on both the Company's borrowings and the related fair value hedges are included in interest income (expense) in the consolidated statements of operations. Other derivatives contracts used for hedging purposes that do not qualify as hedges under SFAS 133 are carried at fair value with realized and unrealized gains and losses and interest flows included in principal transactions-net in the consolidated statements of operations. Cash flows from these derivatives are included in operating activities in the consolidated statements of cash flows. See Note 10 for more information.

        Variable prepaid forwards.    Variable prepaid forward contracts ("VPFs") are a form of OTC hybrid transaction pursuant to which the Company purchases a variable number of shares of common stock from a customer on a forward basis. At inception, the Company pays the customer a dollar amount based on the underlying value of the common stock. At the maturity of the transaction, the Company receives a variable number of shares (or an amount in cash equal to the value of such variable number of shares, with a maximum share cap) from the customer based on the market price of the shares at maturity. VPFs allow customers to monetize their stock position and provide market risk protection through an equity collar that, among other things, protects the customer against decreases in the value of the underlying common stock. The VPFs are generally long-dated and have maturities of three to ten years. In accordance with SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), all VPFs entered into prior to July 1, 2003 and those entered into after June 30, 2003 that do not meet the definition of a derivatives instrument are included in other financial instruments owned in the consolidated statements of financial condition and had a fair value of $3.1 billion and $2.8 billion as of December 31, 2003 and 2002, respectively. VPFs entered into after June 30, 2003 that meet the definition of a derivatives instrument are reported as derivative contracts in the consolidated statement of financial condition and had a fair value of $485 million as of December 31, 2003. All VPFs are carried at fair value.

        Private equity and other long-term investments.    Private equity and other long-term investments generally have no readily available market or may be otherwise restricted as to resale under the Securities Act of 1933; therefore, these investments are carried at amounts which approximate fair value. Fair value for private equity and other long-term investments is based upon a number of factors, including readily available market quotes with appropriate adjustments for liquidity due to holding large blocks and/or having trading restrictions, the most recent round of financings, earnings-multiple analyses using comparable companies, discounted cash flow analysis or valuations received from the general partner of a third-party managed fund. Changes in net unrealized appreciation/depreciation arising from changes in fair value and gains and losses realized upon sale are reflected in principal transactions-net in the consolidated statements of operations. The Company's subsidiaries manage many private equity partnerships. When the investment performance on CSFB-managed private equity partnerships exceeds specific thresholds, the Company may be entitled to receive a carried interest distribution. Carried interest gains are based on the cumulative investment performance over the life of

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

1. Summary of Significant Accounting Policies (Continued)

each partnership. The Company may be required to return carried interest gains previously distributed by the partnership if the investment underperforms following the distribution of carried interest gains. See Notes 7 and 17 for more information.

        Office facilities and property.    Office facilities are carried at cost and are depreciated on a straight-line basis over their estimated useful life of three to eight years. Leasehold improvements are amortized over the lesser of the useful life of the improvement or term of the lease. Office facilities and property includes real estate owned that was reclassified to held for use in 2003 in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

        Goodwill and identifiable intangible assets.    Goodwill represents the amount by which the purchase price exceeds the fair value of the net tangible and intangible assets of an acquired company on the date of acquisition. Through December 31, 2001, goodwill was amortized over a 20-year life on a straight-line basis. On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires goodwill and indefinite-lived intangible assets to be reviewed annually for impairment instead of being amortized to earnings. Intangible assets that do not have indefinite lives, principally software and customer lists, are amortized over their useful lives and reviewed for impairment. These intangible assets are included in Other assets and deferred amounts in the consolidated statements of financial condition.

        Principal transactions.    Principal securities transactions are recorded on a trade date basis. Unrealized gains and losses and realizations on trading in securities, private equity investments and derivatives contracts and interest flows on the Company's trading derivatives contracts are reflected in principal transactions-net in the consolidated statements of operations.

        Investment banking underwriting revenues and fees.    Investment banking underwriting revenues and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent, are recorded in investment banking and advisory in the consolidated statements of operations. Investment banking revenues from fees earned for providing merger and acquisition and other advisory services are also recorded in investment banking and advisory in the consolidated statements of operations. Investment banking fees are recorded at the time the transactions are substantially completed. Management fees earned by the Company from managing private equity funds are included in investment banking and advisory revenues.

        Commissions.    Commissions are recorded in the consolidated statements of operations on a trade date basis.

        Interest income (expense).    Interest income (expense) includes interest income (expense) on the Company's financial instruments owned, financial instruments sold not yet purchased and long-term and short-term borrowings, including interest income (expense) on resale agreements and repurchase agreements and securities borrowing and securities lending transactions.

        Interest income (expense) is accrued at the stated coupon rate for coupon-bearing financial instruments, and for non-coupon-bearing financial instruments, interest income is recognized by accreting the discount or premium over the life of the instrument. For coupon-bearing financial instruments purchased at a discount or premium, the difference between interest income (expense)

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

1. Summary of Significant Accounting Policies (Continued)

accrued at the stated coupon rate and interest income (expense) determined on an effective yield basis is included in principal transactions-net in the consolidated statements of operations.

        Merger-related costs.    Merger-related costs represent retention awards related to the DLJ acquisition. The Company expects to charge $10 million against earnings in 2004 related to the remaining retention awards.

        Consolidation of VIEs.    In January 2003, the FASB issued FIN 46, which requires the Company to consolidate all VIEs for which it is the primary beneficiary, defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both. In December 2003, the FASB modified FIN 46, through the issuance of FIN 46R, to address various implementation issues that had arisen since the issuance of FIN 46 and to provide companies the option to defer the adoption of FIN 46 for certain VIEs to periods ending after March 15, 2004. As of December 31, 2003, with the exception of certain private equity funds that were a subject of the deferral, the Company consolidated all VIEs under FIN 46 for which it is the primary beneficiary, all of which were related to its collateralized debt obligation ("CDO") activities. See Note 5 for more information.

        Securitization.    The Company securitizes commercial and residential mortgages, which it originates and purchases, and loans and other debt obligations, which it purchases from third parties. The Company may retain interests in these securitized assets in connection with its underwriting and market-making activities. Retained interests in securitized financial assets are included at fair value in financial instruments owned in the consolidated statements of financial condition. Any changes in the fair value of these retained interests are recognized in the consolidated statements of operations. The fair values of retained interests are determined using present value of estimated future cash flows valuation techniques that incorporate assumptions that market participants customarily use in their estimates of values. See Note 5 for more information.

        Share-based Compensation.    In August 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," using the prospective method. Under the prospective method, the Company recognizes compensation expense over the vesting period for all share option and share awards granted under the Credit Suisse Group International Share Plan for services provided after January 1, 2003.

        Share option awards granted in or before January 2003 for services provided in prior years, if not subsequently modified, will continue to be accounted for under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and no compensation expense has been or will be recognized for those option awards, which had no intrinsic value on the date of grant. Share awards with no vesting requirements granted in or before January 2003 for services provided in prior years were expensed during the year the services were provided. For share awards granted with vesting requirements, compensation expense is recognized over the vesting period.

        If the Company had applied the fair-value based method under SFAS 123 to all equity-based awards in each period, net income (loss) would have decreased (increased) for the years ended

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

1. Summary of Significant Accounting Policies (Continued)

December 31, 2003, 2002 and 2001 due to the expense related to share options. The following table reflects this pro forma effect:

	For the Year Ended December 31,
	2003(1)	2002	2001
	(In millions)
Net income (loss), as reported	$1,329	$(253)	$(215)
Add: Share-based employee compensation expense, net of related tax effects, included in reported net income	208	404	488
Deduct: Share-based employee compensation expense, net of related tax effects, determined under the fair-value based method for all awards	228	548	636

Pro forma net income (loss)	$1,309	$(397)	$(363)

(1)
Compensation expense for the year ended December 31, 2003 reflected the change in vesting discussed below.

        In September 2003, CSG amended the Credit Suisse Group International Share Plan and introduced three-year vesting for share option and share awards granted as part of incentive compensation. The imposition of three-year vesting is intended to improve employee retention and long-term performance. For additional information on share-based compensation, see Note 15.

        Income taxes.    The Company is included in the consolidated federal income tax return and combined state and local income tax returns filed by CSFBI. CSFBI allocates federal, state and local income taxes to its subsidiaries on a separate return basis.

        The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred income taxes are recorded for the future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. See Note 4 for more information.

New Accounting Pronouncements

        In January 2003, the FASB issued FIN 46, which requires the Company to consolidate all VIEs for which it is the primary beneficiary, defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both. In December 2003, the FASB modified FIN 46, through the issuance of FIN 46R, to address various implementation issues that had arisen since the issuance of FIN 46 and to provide companies the option to defer the adoption of FIN 46 for certain VIEs to periods ending after March 15, 2004. As of December 31, 2003, with the exception of certain private equity funds that were a subject of the deferral, the Company consolidated all VIEs under FIN 46 for which it is the primary beneficiary, all of which were related to its CDO activities. The cumulative effect of the Company's adoption of FIN 46 for VIEs created before February 1, 2003 was an after-tax loss of $9 million reported in the consolidated statement of operations as cumulative effect of a change in accounting principle. The cumulative effect is determined by recording the assets,

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

1. Summary of Significant Accounting Policies (Continued)

liabilities and non-controlling interests in the VIE at their carrying amounts as of the date of consolidation. The difference between the net amount added to the consolidated statement of financial condition and the amount of previously recognized interest represents the cumulative effect. The effect of the Company's adoption of FIN 46 for VIEs created after January 31, 2003 are included in the consolidated statement of operations in income (loss) from continuing operations before provision (benefit) for income taxes, discontinued operations and cumulative effect of a change in accounting principle. The Company is continuing to review and assess potential VIEs that may be required to be consolidated under FIN 46R. See Note 5 for more information.

        In April 2003, the FASB issued SFAS 149, which amends and clarifies financial accounting and reporting for derivatives instruments, including certain derivatives instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivatives instrument, amends the regular-way security trades exception to when-issued securities or other securities that do not yet exist and requires disclosure in the statements of cash flows when a derivatives instrument contains a financing element. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for forward purchases or sales of when-issued securities or other securities that do not yet exist, the new provisions of which should be applied to both existing contracts outstanding as of June 30, 2003 and new contracts entered into after June 30, 2003. The adoption of SFAS 149 resulted in the reporting of forward purchases and sales of when-issued securities as derivatives contracts in the consolidated statements of financial condition. The adoption also resulted in VPFs entered into after June 30, 2003 that meet the definition of a derivatives instrument being reported as derivatives contracts in the consolidated statements of financial condition. There was no material impact on the statement of cash flows as a result of the adoption of SFAS 149.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for an issuer's classification of certain financial instruments that have both liability and equity characteristics and imposes additional disclosure requirements. SFAS 150 applies to financial instruments entered into or modified after May 31, 2003 and is effective for fiscal periods beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company's financial condition, results of operations or cash flows.

        In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132R"). SFAS 132R retained the disclosure requirements from the original statement and requires additional disclosures. SFAS 132R is effective for financial statements with fiscal years ending after December 15, 2003 and the interim disclosures are required for periods beginning after December 15, 2003. The Company has adopted the new disclosure requirements of SFAS 132R. See Note 14 for more information.

        In January 2004, the FASB issued FASB Staff Position ("FSP") 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act ("Medicare Act") ("FSP 106-1"). The Medicare Act became law in December 2003 and introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit that is at least "actuarially equivalent" to the Medicare benefit. FSP 106-1 allows companies with postretirement healthcare plans that provide a prescription drug benefit to defer

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

1. Summary of Significant Accounting Policies (Continued)

recognition of the prescription drug provisions of the Medicare Act. The deferral election suspends the application of the measurement and the disclosure requirements of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106") until authoritative guidance is issued. The Medicare Act is effective for interim or annual financial statements with fiscal years ending after December 7, 2003. The Company has elected to defer the accounting for the Medicare Act and is still evaluating its impact. See Note 14 for more information.

2. Discontinued Operations

        In accordance with SFAS 144, the Company presented the assets and liabilities of Pershing as of December 31, 2002 as Assets held for sale and Liabilities held for sale in the consolidated statements of financial condition. As of December 31, 2002, Assets held for sale were $11.5 billion and Liabilities held for sale were $10.9 billion. The operating results of the Pershing unit, including the gain on the sale, for all periods presented are presented as Discontinued operations in the consolidated statements of operations.

        The following table summarizes the results of operations of Pershing, excluding the gain on the sale, for the years ended December 31, 2003, 2002 and 2001:

	For the Year Ended December 31,
	2003	2002	2001
	(In millions)
Total net revenues	$256	$822	$1,027
Total expenses	219	686	887

Income from discontinued operations before income taxes	$37	$136	$140

3. Related Party Transactions

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

        The following table sets forth the Company's related party assets and liabilities as of December 31, 2003 and 2002. The Company has presented the assets and liabilities of Pershing as of December 31, 2002 as Assets held for sale and Liabilities held for sale in the consolidated statements of financial

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

3. Related Party Transactions (Continued)

condition and has excluded from the table below transactions between Pershing, which was sold in the second quarter of 2003, and any CSG affiliate, including the Company.

	December 31, 2003	December 31, 2002
	(In millions)
ASSETS
Securities purchased under agreements to resell	$8,071	$4,142
Securities borrowed	1,688	1,409
Receivables from customers	297	438
Receivables from brokers, dealers and other	1,168	408
Derivatives contracts	1,910	2,254
Net deferred tax asset	1,286	1,685
Taxes receivable (included in Other assets and deferred amounts)	—	97
Loans receivable from parent and affiliates	19,460	16,412

Total assets	$33,880	$26,845

LIABILITIES
Short-term borrowings	$14,482	$9,775
Securities sold under agreements to repurchase	16,651	14,394
Securities loaned	16,425	11,503
Payables to brokers, dealers and other	581	363
Derivatives contracts	824	1,212
Taxes payable (included in Other liabilities)	311	—
Intercompany payables (included in Other liabilities)	211	703

Total liabilities	$49,485	$37,950

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

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

3. Related Party Transactions (Continued)

        The following table sets forth the Company's related party revenues and expenses, excluding transactions with Pershing, for the years ended December 31, 2003, 2002 and 2001:

	For the Year Ended December 31,
	2003	2002	2001
	(In millions)
Principal transactions—net (derivatives contracts)	$515	$(649)	$(133)
Commissions	(44)	(43)	(57)
Net interest expense	(111)	(244)	(1,354)

Total net revenues	$360	$(936)	$(1,544)

Other operating expenses	$(229)	$(149)	$(175)

Total expenses	$(229)	$(149)	$(175)

        The following table sets forth revenues and expenses of Pershing with respect to related party transactions with the Company for the years ended December 31, 2003, 2002 and 2001. The operating results of Pershing for these periods are presented as Discontinued operations in the consolidated statements of operations.

	For the Year Ended December 31,
	2003	2002	2001
	(In millions)
Commissions	$2	$6	$10
Net interest revenues (expense)	(1)	18	(49)

Total net revenues (expense)	$1	$24	$(39)

        For the years ended December 31, 2003 and 2001, Pershing had no revenues from CSG, its subsidiaries and affiliates outside the Company. For the year ended December 31, 2002, Pershing had revenues of $17 million from CSG, its subsidiaries and affiliates outside the Company. For the years ended December 31, 2003, 2002 and 2001, Pershing had no expenses with respect to related party transactions with CSG, its subsidiaries and affiliates outside the Company.

        The Company sold at cost, without recourse, to CSFBI, the right, title and interest in certain assets with an aggregate value of $303 million, $342 million and $216 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        On June 30, 2003, the management of certain private equity funds with approximately $4.1 billion of committed capital was transferred to the Company's private equity business from the Company's affiliate, Credit Suisse Asset Management. Credit Suisse Asset Management reimburses the private equity business for all costs and expenses incurred by the Company in connection with managing the funds.

        In December 2003, as part of the continuing effort to rationalize the organizational structure since the DLJ acquisition, the Company sold DLJ International Group Limited, an indirect subsidiary of the

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

3. Related Party Transactions (Continued)

Company, to Credit Suisse First Boston (International) Holding AG at fair market value of $500 million.

        The Credit Suisse Group International Share Plan provides for the grant of equity-based awards to Company employees based on CSG shares pursuant to which employees of the Company may be granted, as compensation, share or other equity-based awards as compensation for services performed. CSFBI purchases shares from CSG to satisfy these awards, but CSFBI does not require reimbursement from the Company; therefore, amounts are considered a capital contribution to the Company and credited to paid-in-capital. Amounts contributed by CSFBI relating to compensation expense for the years ended December 31, 2003, 2002 and 2001 were $352 million, $660 million and $919 million, respectively. See Notes 1 and 15 for further information on the Company's share-based compensation.

        Certain of the Company's directors, officers and employees and those of the Company's affiliates and their subsidiaries maintain margin accounts with CSFB LLC in the ordinary course of business. In addition, certain of such directors, officers and employees had investments or commitments to invest in various private equity funds sponsored by the Company, pursuant to which the Company has made loans to such directors, officers and employees, to the extent permitted by law. CSFB LLC, from time to time and in the ordinary course of business, enters into, as principal, transactions involving the purchase or sale of securities from or to such directors, officers and employees and members of their immediate families.

        The Company is included in the consolidated federal income tax return and combined state and local income tax returns filed by CSFBI. See Note 4 for more information.

4. Income Taxes

        The Company is included in the consolidated federal income tax return and combined state and local income tax returns filed by CSFBI. CSFBI allocates federal, state and local income taxes to its subsidiaries on a separate return basis, pursuant to a tax sharing arrangement. Any resulting liability will be paid to CSFBI. CSFBI allocated to the Company a current income tax benefit of $1 million, a current income tax benefit of $422 million and a current income tax provision of $174 million for the years ended December 31, 2003, 2002 and 2001, respectively, and a deferred income tax provision of $318 million, a deferred income tax provision of $288 million and a deferred income tax benefit of $329 million for the years ended December 31, 2003, 2002 and 2001, respectively, related to continuing operations.

        In 2003 and 2002, the Company paid $161 million and $155 million, respectively, in income taxes, and in 2001, the Company received $436 million in refunds.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

4. Income Taxes (Continued)

        Provision (benefit) for income taxes from continuing operations included in the consolidated statements of operations includes the following:

	For the Year Ended December 31,
	2003	2002	2001
	(In millions)
Current:
U.S. federal	$(72)	$(463)	$189
Foreign	1	4	1
State and local	70	37	(16)

Total current	(1)	(422)	174

Deferred:
U.S. federal	318	288	(329)

Total deferred	318	288	(329)

Provision (benefit) for income taxes from continuing operations	$317	$(134)	$(155)

        Excluded from the table above is a provision for income taxes for the years ended December 31, 2003, 2002 and 2001 of $485 million, $47 million and $49 million, respectively, related to discontinued operations and an income tax benefit of $5 million and an income tax provision of $300 thousand for the years ended December 31, 2003 and 2001, respectively, related to the cumulative effects of changes in accounting principles.

        The following table summarizes the difference between the federal statutory tax rate and the effective tax rate related to continuing operations for the years ended December 31, 2003, 2002 and 2001:

	For the Year Ended December 31,
	2003		2002		2001
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax (Loss)	Amount	Percent of Pre-tax (Loss)
	(In millions)		(In millions)		(In millions)
Computed "expected" tax provision (benefit)	$272	35.0%	$(167)	(35.0)%	$(162)	(35.0)%
Increase (decrease) due to:
Dividend exclusion	(11)	(1.4)	(28)	(6.0)	(34)	(7.5)
Goodwill and intangibles	—	—	—	—	9	2.0
Entertainment expense	4	0.6	7	1.4	10	2.2
State and local taxes, net of federal income tax effects	46	5.9	23	4.8	(9)	(2.1)
Other	6	0.7	31	6.3	31	6.8

Provision (benefit) for income taxes from continuing operations	$317	40.8%	$(134)	(28.5)%	$(155)	(33.6)%

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

4. Income Taxes (Continued)

        Deferred tax assets and deferred tax liabilities are generated by the following temporary differences:

	December 31, 2003	December 31, 2002
	(In millions)
Deferred tax assets:
Inventory	$171	$168
Investments	267	259
Other liabilities and accrued expenses, primarily compensation and benefits	1,196	1,573
Office facilities	24	21
State and local taxes	36	46

Total deferred tax assets	1,694	2,067

Deferred tax liabilities:
Inventory	55	60
Investments	228	191
Office facilities	51	44
Other	38	41

Total deferred tax liabilities	372	336

Deferred tax assets net of deferred tax liabilities	1,322	1,731
Valuation allowance for state and local taxes	(36)	(46)

Net deferred tax asset	$1,286	$1,685

        Management has determined that the realization of the recognized gross deferred tax assets of $1.7 billion and $2.1 billion as of December 31, 2003 and 2002, respectively, is more likely than not based on anticipated future taxable income. In addition, for federal income tax purposes, the Company has planning strategies available that enhance its ability to utilize these tax benefits. However, if estimates of future taxable income are reduced, the amount of the deferred tax asset considered realizable could also be reduced. Further, due to uncertainty concerning the Company's ability to generate the necessary amount and mix of state and local taxable income in future periods, the Company maintains a valuation allowance against its deferred state and local tax asset in the amount of $36 million and $46 million as of December 31, 2003 and 2002, respectively.

5. Transfers and Servicing of Financial Assets

        As of December 31, 2003 and 2002, the fair market value of assets that the Company pledged to counterparties was $163.7 billion and $147.0 billion, respectively, of which $47.6 billion and $49.7 billion, respectively, are included in financial instruments owned in the consolidated statements of financial condition.

        The Company has also received similar assets as collateral that the Company has the right to re-pledge or sell. The Company routinely re-pledges or lends these assets to third parties. As of December 31, 2003 and 2002, the fair market value of the assets pledged to the Company was

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

5. Transfers and Servicing of Financial Assets (Continued)

$162.3 billion and $142.1 billion, respectively, of which $154.3 billion and $129.1 billion, respectively, was sold or repledged.

Securitization Activities

        The Company originates and purchases commercial and residential mortgages for the purpose of securitization. The Company sells these mortgage loans to qualified special purpose entities ("QSPEs"). These QSPEs issue securities that are backed by the assets transferred to the QSPEs and pay a return based on the returns on those assets. Investors in these mortgage-backed securities typically have recourse to the assets in the QSPE. The investors and the QSPEs have no recourse to the Company's assets. CSFB LLC is an underwriter of, and makes a market in, these securities.

        The Company purchases loans and other debt obligations from clients for the purpose of securitization. The loans and other debt obligations are sold by the Company directly, or indirectly through affiliates, to QSPEs or other VIEs that issue CDOs. CSFB LLC structures, underwrites and makes a market in these CDOs.

        The Company may retain interests in these securitized assets in connection with its underwriting and market-making activities. The Company's exposure in its securitization activities is limited to its retained interests. Retained interests in securitized financial assets are included at fair value in financial instruments owned in the consolidated statements of financial condition. Any changes in the fair value of these retained interests are recognized in the consolidated statements of operations. The fair values of retained interests are determined using present value of estimated future cash flows valuation techniques that incorporate assumptions that market participants customarily use in their estimates of values.

        The following table presents the proceeds and gain or loss related to the securitization of commercial mortgage loans, residential mortgage loans and CDOs for the years ended December 31, 2003, 2002 and 2001:

	For the Year Ended December 31, 2003			For the Year Ended December 31, 2002			For the Year Ended December 31, 2001
	Commercial mortgage loans	Residential mortgage loans	Collateralized debt obligations	Commercial mortgage loans	Residential mortgage loans	Collateralized debt obligations	Commercial mortgage loans	Residential mortgage loans	Collateralized debt obligations
	(In millions)
Proceeds from new securitizations	$7,024	$32,299	$6,729	$5,082	$24,133	$8,101	$8,703	$13,870	$8,344
Gain (loss) on securitizations(1)	$244	$(94)	$67	$145	$(120)	$68	$(10)	$47	$104

(1)
Includes the effects of hedging, underwriting and retained interest gains and losses but excludes all gains or losses, including net interest revenues, on assets prior to securitization. The net revenues earned while holding the residential mortgage loans prior to securitization significantly exceeded the amount of the losses from securitization.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

5. Transfers and Servicing of Financial Assets (Continued)

        Excluded from the table above are proceeds of $40.3 billion related to the securitization of agency mortgage-backed securities for the year ended December 31, 2003. For the year ended December 31, 2003, the Company realized gains of $45 million from these securitizations.

        Key economic assumptions used in measuring at the date of securitization the fair value of the retained interests resulting from securitizations completed during the years ended December 31, 2003 and 2002 were as follows:

	For the Year Ended December 31, 2003			For the Year Ended December 31, 2002
	Commercial mortgage loans(1)	Residential mortgage loans	Collateralized debt obligations(2)	Commercial mortgage loans(1)	Residential mortgage loans	Collateralized debt obligations(2)
Weighted-average life (in years)	2.8	4.5	8.7	2.3	3.8	7.3
Prepayment speed assumption ("PSA") (in rate per annum)(3)	N/A	200 PSA to 325 PSA	N/A	N/A	200 PSA to 325 PSA	N/A
Cash flow discount rate (in rate per annum)(4)	7.8-12.8%	4.2-37.5%	2.9-5.9%	9.1-17.6%	4.3-7.5%	6.0-11.4%
Expected credit losses (in rate per annum)(5)	—	—	—	—	—	—

        The following table sets forth the fair value of retained interests from securitizations as of December 31, 2003, key economic assumptions used to determine the fair value and the sensitivity of the fair value to immediate adverse changes in those assumptions:

	December 31, 2003
	Commercial mortgage loans(1)	Residential mortgage loans	Collateralized debt obligations(2)
	(Dollars in millions)
Carrying amount/fair value of retained interests	$203	$2,224	$447
Weighted-average life (in years)	2.2	4.2	10.6
PSA (in rate per annum)(3)	N/A	250 PSA	N/A
Impact on fair value of 10% adverse change	—	$(5)	—
Impact on fair value of 20% adverse change	—	$(13)	—
Cash flow discount rate (in rate per annum)(4)	9.7%	4.2%	4.0%
Impact on fair value of 10% adverse change	$(2)	$(34)	$(17)
Impact on fair value of 20% adverse change	$(4)	$(68)	$(34)
Expected credit losses (in rate per annum)(5)	—	—	—
Impact on fair value of 10% adverse change(6)	$—	$(1)	$—
Impact on fair value of 20% adverse change(6)	$—	$(2)	$(1)

(1)
To deter prepayment, commercial mortgage loans typically have prepayment protection in the form of prepayment lockouts and yield maintenances.

(2)
CDO deals are generally structured to be protected from prepayment risk.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

5. Transfers and Servicing of Financial Assets (Continued)

(3)
PSA is an industry standard prepayment speed metric used for projecting prepayments over the life of a residential mortgage loan. PSA utilizes the Constant Prepayment Rate ("CPR") assumptions. A 100% prepayment assumption assumes a prepayment rate of 0.2% per annum of the outstanding principal balance of mortgage loans in the first month. This increases by 0.2% thereafter during the term of the mortgage loan, leveling off to a CPR of 6.0% per annum beginning in the thirtieth month and each month thereafter during the term of the mortgage loan. 100 PSA equals 6 CPR.

(4)
The rate is based on the weighted average yield on the retained interest.

(5)
Expected credit losses are not expected to be significant because a significant portion of the beneficial interests retained as of December 31, 2003 and 2002 represent investment-grade interests.

(6)
The investment-grade retained interests were not subjected to credit stress because the subordinate bonds are expected to absorb the potential credit losses.

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

Variable Interest Entities

        FIN 46 requires the Company to consolidate all VIEs for which it is the primary beneficiary, defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both. In December 2003, the FASB modified FIN 46, through the issuance of FIN 46R, to address various implementation issues that had arisen since the issuance of FIN 46 and to provide companies the option to defer the adoption of FIN 46 for certain VIEs to periods ending after March 15, 2004. As of December 31, 2003, with the exception of certain private equity funds that were a subject of the deferral, the Company consolidated all VIEs under FIN 46 for which it is the primary beneficiary, all of which were related to certain CDO activities described below. The cumulative effect of the Company's adoption of FIN 46 for VIEs created before February 1, 2003 was an after-tax loss of $9 million reported in the consolidated statement of operations as cumulative effect of a change in accounting principle. The cumulative effect is determined by recording the assets, liabilities and non-controlling interests in the VIE at their carrying amounts as of the date of consolidation. The difference between the net amount added to the consolidated statement of financial condition and the amount of previously recognized interest represents the cumulative effect. The effect of the Company's adoption of FIN 46 for VIEs created after January 31, 2003 are included in the consolidated statement of operations in income (loss) from continuing operations before provision (benefit) for income taxes, discontinued operations and cumulative effect of a change in accounting principle.

        The Company has variable interests in several CDO VIEs. As described under "—Securitization Activities," in the normal course of its business, the Company purchases loans and other debt

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

5. Transfers and Servicing of Financial Assets (Continued)

obligations from and on behalf of clients primarily for the purpose of securitization. These assets are sold to and warehoused by affiliates and, at the end of a warehousing period, the assets are sold to VIEs or QSPEs for securitization. The Company engages in these transactions to meet the needs of clients, to earn fees and to sell financial assets. The purpose of these CDO VIEs is to provide investors a return based on the underlying debt instruments of the CDO VIEs. In connection with its underwriting and market-making activities, the Company may retain interests in the CDO VIEs. The CDO entities may have actively managed ("open") portfolios or static or unmanaged ("closed") portfolios. The closed CDO transactions are typically structured to use QSPEs, which are not consolidated in the Company's financial statements.

        The Company has consolidated all CDO VIEs for which it is the primary beneficiary. As of December 31, 2003, the Company recorded $901 million, the carrying amount of the consolidated assets of these CDO VIEs that are collateral for the VIE obligations. The beneficial interests of these consolidated CDO VIEs are payable solely from the cash flows of the related collateral, and the creditors of these VIEs do not have recourse to the Company in the event of default.

        The Company retains significant debt and equity interests in open CDO VIEs that are not consolidated because the Company is not the primary beneficiary. The total assets in these CDO VIEs as of December 31, 2003 were $3.6 billion. The Company's maximum exposure to loss as of December 31, 2003 was $165 million, which was the amount of its retained interests, carried at fair value, in financial instruments owned.

        Certain of the Company's private equity funds may also be subject to FIN 46R. The Company is typically the general partner and investment adviser to these funds, certain of which are offered as investment products to the Company's personnel. The Company did not consolidate these private equity funds as of December 31, 2003 in accordance with the effective date and transition provisions of FIN 46. Management is currently working on finalizing its analysis of the application of FIN 46R to these private equity funds as of March 31, 2004.

6. Borrowings

        Short-term borrowings are generally demand obligations with interest approximating the federal funds rate, LIBOR or other money market indices. Such borrowings are generally used to facilitate the securities settlement process, finance financial instruments owned and finance securities purchased by customers on margin. As of December 31, 2003 and 2002, there were no short-term borrowings secured by Company-owned securities.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

6. Borrowings (Continued)

        The following table sets forth the Company's short-term borrowings and their weighted average interest rates:

	Short-term borrowings December 31,		Weighted average interest rates December 31,
	2003	2002	2003	2002
	(In millions)
Bank loans, including loans from affiliates	$15,009	$9,851	1.31%	2.04%
Commercial paper	1,052	2,082	1.08%	3.83%

Total short-term borrowings	$16,061	$11,933

        The Company has two commercial paper programs exempt from registration under the Securities Act of 1933 that allow the Company to issue up to $7.0 billion in commercial paper.

        The following table sets forth the Company's long-term borrowings as of December 31, 2003 and 2002:

	December 31, 2003	December 31, 2002
	(In millions)
Senior notes 3.875%-8.00%, due various dates through 2032	$16,791	$14,688
Medium-term notes 0.97%-7.528%, due various dates through 2032	7,391	8,232
Structured borrowings 7.06%-7.335%, due various dates through 2014	139	174

Total long-term borrowings	$24,321	$23,094

Current maturities of long-term borrowings	$2,239	$3,589

        In April 2002, the Company filed with the Securities and Exchange Commission ("SEC") a shelf registration statement that allows the Company to issue from time to time up to $10.0 billion of senior and subordinated debt securities, and warrants to purchase such securities. Under that shelf registration statement, the Company had, as of March 29, 2004, approximately $2.5 billion available for issuance.

        For the years ended December 31, 2003, 2002 and 2001, interest paid on all borrowings and financing arrangements, including repurchase agreements, was $4.7 billion, $4.9 billion and $9.4 billion, respectively. As of December 31, 2003 and 2002, long-term borrowings included unrealized appreciation of approximately $808 million and $1.2 billion, respectively, associated with fair value hedges under SFAS 133. As of December 31, 2003 and 2002, the Company had entered into interest rate and currency swaps of $16.6 billion and $15.0 billion, respectively, on the Company's long-term borrowings for hedging purposes. Substantially all of these swaps qualified as fair value hedges under SFAS 133. See Note 10 for more information.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

6. Borrowings (Continued)

        The following table sets forth scheduled maturities of all long-term borrowings as of December 31, 2003 and 2002:

	December 31, 2003	December 31, 2002
	(In millions)
2003	$—	$3,589
2004	2,239	2,203
2005	3,134	2,658
2006	3,174	2,314
2007	2,499	2,412
2008	3,388	2,021
2009-2032	9,887	7,897

Total	$24,321	$23,094

        The Company maintains a 364-day $1.0 billion committed unsecured revolving credit facility with a syndicate of banks available to the Company as borrower. This facility, which is guaranteed by CSG, extends through May 2004. As of December 31, 2003, CSFB LLC maintained two 364-day committed secured revolving credit facilities totaling $450 million, with maturities in 2004, and in February 2004, it entered into a third facility for $250 million, maturing in 2005. These facilities require CSFB LLC to pledge unencumbered marketable securities to secure any borrowings. Borrowings under each facility would bear interest at short-term rates related to either the federal funds rate or LIBOR and can be used for general corporate purposes. The facilities contain customary covenants that the Company believes will not impair its ability to obtain funding. As of December 31, 2003, no borrowings were outstanding under any of the facilities.

2003 Financings:

        In the year ended December 31, 2003, the Company issued both medium-term notes and longer-dated fixed income securities to extend the maturity profile of the Company's debt. For the year ended December 31, 2003, the Company issued $1.2 billion in medium-term and index-linked notes, $1.0 billion of 3.875% notes due 2009, $1.0 billion of 5.5% notes due 2013 and $300 million of 6.125% notes due 2011 under its $10.0 billion shelf registration statement established in April 2002 and $1.5 billion in medium-term notes under a $5.0 billion Euromarket program established in July 2001.

        During the year ended December 31, 2003, the Company repaid approximately $3.5 billion of medium-term notes and $23 million of structured notes.

2002 Financings:

        In the year ended December 31, 2002, the Company issued both medium-term notes and longer-dated fixed income securities to extend the maturity profile of the Company's debt. For the year ended December 31, 2002, the Company issued $2.75 billion of 6.5% notes due 2012, $1.75 billion of 5.75% notes due 2007, $1.0 billion of 7.125% notes due 2032, $1.4 billion of 4.625% notes due 2008 and $2.7 billion in medium-term notes. For the year ended December 31, 2002, the Company issued $822 million in medium-term notes under a $5.0 billion Euromarket program established in July 2001.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

6. Borrowings (Continued)

        During 2002, approximately $3.2 billion of medium-term notes, $650 million of senior notes, $10 million of structured notes and $5 million of other long-term borrowings were repaid.

7. Private Equity and Other Long-Term Investments

        Private equity and other long-term investments include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. The Company categorizes its private equity and other long-term investments into three categories, CSFB-managed funds, direct investments and funds managed by third parties. These investments generally have no readily available market or may be otherwise restricted as to resale under the Securities Act of 1933; therefore, these investments are carried at amounts which approximate fair value.

        The Company's subsidiaries manage many private equity partnerships (the "Funds"). When the investment performance on CSFB-managed Funds exceeds specific thresholds, the Company and certain other general partners (the "GPs") may be entitled to receive a carried interest distribution. Carried interest distributions are based on the cumulative investment performance of each Fund at the time the distribution is made. As a result, the Company, in its capacity as a GP (or general partner or managing member of a GP), may be obligated to return to investors in the Funds all or a portion of the carried interest distributions received by the GPs if the GPs have received excess carried interest payments over the life of the Funds under the governing documents of the Funds. The amount of such contingent obligation is based upon the performance of the Funds but cannot exceed the amount received by the GPs. As of December 31, 2003 and 2002, the maximum amount of such contingent obligations was $252 million and $155 million, respectively, assuming the Funds' remaining investments were worthless. Assuming the Funds' remaining investments were sold at their current carrying values as of December 31, 2003 and 2002, the contingent obligations would have been $6 million and $31 million, respectively.

        In addition, pursuant to certain contractual arrangements, the Company is obligated to make cash payments to certain investors in certain Funds if specified performance thresholds are not met by such Funds. As of December 31, 2003 and 2002, the maximum amount of such contingent obligations was $46 million and $37 million, respectively, assuming the Funds' remaining investments were worthless. Assuming the Funds' remaining investments were sold at their current carrying values as of December 31, 2003, there would have been no contingent obligation. The contingent obligation as of December 31, 2002 would have been $1 million.

        As of December 31, 2003 and 2002, the Company had investments in private equity and other long-term investments of $1.1 billion and $1.0 billion, respectively, and had commitments to invest up to an additional $1.3 billion and $1.7 billion as of December 31, 2003 and 2002, respectively. The cost of these investments was $1.5 billion and $1.4 billion as of December 31, 2003 and 2002, respectively. Changes in net unrealized appreciation/depreciation arising from changes in fair value and the gain or loss realized upon sale are reflected in principal transactions-net in the consolidated statements of operations.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

8. Net Capital

        The Company's principal wholly owned subsidiary, CSFB LLC, is a registered broker-dealer, registered futures commission merchant and member firm of the New York Stock Exchange Inc. ("NYSE"). As such, it is subject to the NYSE's net capital rule, which conforms to the uniform net capital rule pursuant to Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the alternative method permitted by this rule, the required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds, whichever is greater. If a member firm's net capital is less than four percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm's net capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. As of December 31, 2003, CSFB LLC's net capital of approximately $3.5 billion was 59% of aggregate debit balances and in excess of the minimum requirement by approximately $3.4 billion.

        The Company's OTC derivatives dealer subsidiary, Credit Suisse First Boston Capital LLC ("CSFB Capital LLC"), is also subject to the uniform net capital rule, but calculates its net capital based on value at risk under Appendix F of Rule 15c3-1 under the Exchange Act. As of December 31, 2003, CSFB Capital LLC's net capital of $180 million, allowing for market and credit risk exposure of $37 million and $49 million, respectively, was in excess of the minimum net capital requirement by $160 million. CSFB Capital LLC operates pursuant to the (k)(2)(ii) exemptive provisions of Rule 15c3-3 of the Exchange Act, and, accordingly, all customer transactions are cleared through CSFB LLC on a fully disclosed basis.

        Certain other subsidiaries are subject to capital adequacy requirements. As of December 31, 2003, the Company and its subsidiaries complied with all applicable regulatory capital adequacy requirements.

9. Cash and Securities Segregated Under Federal and Other Regulations

        In compliance with the Commodity Exchange Act, CSFB LLC segregates funds deposited by customers and funds accruing to customers as a result of trades or contracts. As of December 31, 2003 and 2002, cash and securities aggregating $2.6 billion and $1.8 billion, respectively, were segregated or secured by CSFB LLC in separate accounts exclusively for the benefit of customers.

        In accordance with the SEC's no-action letter dated November 3, 1998, CSFB LLC computed a reserve requirement for the proprietary accounts of introducing broker-dealers. As of December 31, 2003 and 2002, CSFB LLC segregated securities aggregating $196 million and $41 million, respectively, on behalf of introducing broker-dealers.

        In addition, CSFB LLC segregated U.S. Treasury securities with a market value of $3.3 billion and $2.3 billion as of December 31, 2003 and 2002, respectively, in a special reserve bank account exclusively for the benefit of customers as required by Rule 15c3-3 of the Exchange Act.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

10. Derivatives Contracts

        The Company uses derivatives contracts for trading and hedging purposes and to provide products for clients. These derivatives include options, forwards, futures and swaps.

Non-trading Derivatives

        The Company manages its interest rate exposure on its fixed rate debt by using interest rate swaps. These swaps are considered hedging instruments and qualify as fair value hedges under SFAS 133. For qualifying fair value hedges, the changes in fair value of both the hedging instrument and the underlying debt are included in principal transactions-net and the interest flows are included in interest income (expense) in the consolidated statements of operations.

        The effectiveness of a qualifying hedging relationship is evaluated using quantitative measures of correlation. If a hedge relationship is not found to be highly effective, the hedge relationship no longer qualifies for hedge accounting under SFAS 133. As such, any subsequent gains or losses attributable to the hedged item cease to be recognized, while the subsequent changes in the derivatives instrument's fair value are recognized in earnings, in each reporting period. In addition, the fair value adjustment of the debt due to hedge accounting is amortized over the remaining life of the debt as a yield adjustment.

        The gains and losses related to the ineffective component of the fair value hedges were not material for the years ended December 31, 2003, 2002 and 2001.

        Other derivatives used for hedging purposes that do not qualify as hedges under SFAS 133 are carried at fair value with changes in value and interest flows included in principal transactions-net in the consolidated statements of operations. For the years ended December 31, 2003, 2002 and 2001, the Company recognized a pre-tax gain of $1 million, $4 million and $8 million, respectively, for these derivatives.

        The cumulative effect of adopting SFAS 133 as of January 1, 2001, representing the initial re-evaluation of derivatives, was a gain of $1 million reported in the consolidated statement of operations for the year ended December 31, 2001 separately as cumulative effect of a change in accounting principle and an after-tax loss of $1 million included in accumulated other comprehensive loss.

Trading Derivatives

        The Company enters into various transactions using derivatives for trading purposes, to hedge trading exposures or to provide products to its clients. These derivatives include options, forwards, futures and swaps. Trading derivative contracts are carried at fair value with changes in unrealized and realized gains and losses and interest flows included in principal transactions-net in the consolidated statements of operations.

  Options

        The Company writes option contracts specifically designed to meet customer needs, for trading purposes or for hedging purposes. The options do not expose the Company to credit risk because the Company, not its counterparty, is obligated to perform. At the beginning of the contract period, the

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

10. Derivatives Contracts (Continued)

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

  Forwards and Futures

        The Company enters into forward purchases and sales contracts for mortgage-backed securities, foreign currencies and commitments to buy or sell commercial and residential mortgages. In addition, the Company enters into futures contracts on equity-based indices and other financial instruments, as well as options on futures contracts.

        Because forward contracts are subject to the financial reliability of the counterparty, the Company is exposed to credit risk. To mitigate this credit risk, the Company limits transactions with specific counterparties, reviews credit limits and adheres to internally established credit extension policies.

        For futures contracts and options on futures contracts, the change in the market value is settled with a clearing broker in cash each day. As a result, the credit risk with the clearing broker is limited to the net positive change in the market value for a single day, which is recorded in receivables (payables) from (to) brokers, dealers and others in the consolidated statements of financial condition.

  Swaps

        The Company's swap agreements consist primarily of interest rate, equity and credit default swaps. Interest rate swaps are contractual agreements to exchange interest rate payments based on agreed notional amounts and maturity. Equity swaps are contractual agreements to receive the appreciation or depreciation in value based on a specific strike price on an equity instrument in exchange for paying another rate, which is usually based on an index or interest rate movements. Credit default swaps are contractual agreements in which one counterparty pays a periodic fee in return for a contingent payment by the other counterparty following a credit event of a reference entity. A credit event is commonly defined as bankruptcy, insolvency, receivership, material adverse restructuring of debt, or failure to meet payment obligations when due. Swaps are reported at fair value.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

10. Derivatives Contracts (Continued)

Quantitative Disclosures for All Derivatives

        The fair values of all derivatives contracts outstanding as of December 31, 2003 and 2002 were as follows:

	December 31, 2003		December 31, 2002
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Options	$2,892	$2,756	$830	$1,110
Forward contracts (including VPFs)	695	257	719	655
Swaps	1,986	942	2,407	1,084

Total	$5,573	$3,955	$3,956	$2,849

        These assets and liabilities are included as derivatives contracts in financial instruments owned/sold not yet purchased, respectively, in the consolidated statements of financial condition.

11. Financial Instruments With Off-Balance Sheet Risk

        In the normal course of business, the Company's customer and trading activities include executing, settling and financing various securities and financial instrument transactions. To execute these transactions, the Company purchases and sells (including "short sales") securities, and purchases and sells forward contracts primarily for mortgage-backed securities, foreign currencies and financial futures. If the customer or counterparty to the transaction is unable to fulfill its contractual obligations, and margin requirements are not sufficient to cover losses, the Company may be exposed to off-balance-sheet risk. In these situations, the Company may be required to purchase or sell financial instruments at prevailing market prices, which may not fully cover the obligations of its customers or counterparties. This risk is limited by requiring customers and counterparties to maintain margin collateral that complies with regulatory and internal guidelines.

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

        The settlement of the above transactions is not expected to have a material adverse effect on the Company's consolidated financial statements. For additional information on certain off-balance sheet arrangements, see Notes 5 and 17.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

12. Concentrations of Credit Risk

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

13. Stockholders' Equity

        On March 20, 2003, the Company's immediate parent company, CSFBI, transferred Management LLC to the Company as a capital contribution of $75 million. The transfer of Management LLC has been accounted for at historical cost in a manner similar to pooling-of-interest accounting because Management LLC and the Company were under the common control of CSFBI at the time of the transfer. The Company has restated financial information to reflect the results of operations, financial condition, cash flows and changes in stockholders' equity as if the Company had acquired Management LLC on November 3, 2000, the date that the Company was acquired by CSFBI.

        On February 28, 2003, the Company redeemed the remaining 88,500 shares of its Fixed/Adjustable Rate Cumulative Preferred Stock, Series B (liquidation preference of $50.00 per share) at par plus accrued and unpaid dividends.

        On December 31, 2002, CSFBI contributed $150 million to Management LLC.

        On September 30, 2002, CSFBI contributed all of the issued and outstanding shares of Madison Purchasing Corp. ("MMP") to the Company in order to achieve certain administrative efficiencies. Simultaneous with the contribution of MMP to the Company, MMP was merged with Donaldson Leasing Corp., a subsidiary of the Company. MMP is the surviving entity. The effect of this contribution on stockholder's equity was an increase of $14 thousand in paid-in capital.

        On August 1, 2002, CSFBI contributed $150 million to Management LLC.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

13. Stockholders' Equity (Continued)

        On July 3, 2002, the Company purchased 1,500 shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series B (liquidation preference of $50.00 per share) for $50.00 per share plus accrued and unpaid dividends.

        On December 31, 2001, the Company redeemed at par ($50 per share) its 4 million shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series A, plus accrued and unpaid dividends to the redemption date.

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

        In February 2001, CSFBI transferred CSFB Capital Holdings, Inc. to the Company as a capital contribution of $34 million. CSFB Capital Holdings, Inc. is the parent of CSFB Capital LLC.

14. Employee Benefit Plans

        The Company provides retirement and postretirement benefits to its U.S. and certain non-U.S. employees through participation in defined benefit and defined contribution pension plans and other plans. The Company's measurement date for its pension and other postretirement benefit plans is September 30.

Pension Plans

        The Company participates in a non-contributory defined benefit pension plan (the "Qualified Plan") available to individuals employed before January 1, 2000. The Company also provides a non-contributory, non-qualified, unfunded plan (the "Supplemental Plan"), which provides benefits to certain senior employees and Qualified Plan participants whose benefits may be limited by tax regulations. Benefits under these pension plans are based on years of service and employee compensation. Contributions to the Qualified Plan are made as required by the Internal Revenue Code and applicable law but not in excess of the amounts deductible by the Company for income tax purposes. Company contributions to the Qualified Plan were $38 million, $41 million and $27 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        The Company also participates in a defined contribution employee benefit plan, which primarily covers the Company's U.S. full-time and certain part-time employees. Employees hired on or after January 1, 2000 also receive a pension contribution in the defined contribution employee benefit plan. Company contributions were $55 million, $59 million and $59 million for the years ended December 31, 2003, 2002 and 2001, respectively.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

14. Employee Benefit Plans (Continued)

        In November 2003, the Company changed its retirement benefits to link them to the performance of the Credit Suisse First Boston business unit, effective January 1, 2004. As a result, certain individuals no longer accrue benefits under the Qualified Plan but will participate in the defined contribution employee benefit plan similar to employees hired on or after January 1, 2000. In the fourth quarter of 2003, the Company recorded a pre-tax charge of $4 million due to the curtailment of future benefits for certain individuals as a result of this change in retirement benefits. Because the financial statement disclosures that follow were determined as of the measurement date of September 30, 2003, they do not reflect the effects of this curtailment.

Other Postretirement Plans

        In addition, the Company provides certain subsidized unfunded health-care benefits for eligible retired employees (the "Other Plans"). Employees hired prior to July 1, 1988 become eligible for these benefits if they meet minimum age and service requirements and are eligible for retirement benefits. The plan sponsor has the right to modify or terminate these benefits. As of December 31, 2003 and 2002, the aggregate accumulated postretirement benefit obligation was $67 million and $44 million, respectively.

        In 2003, the Medicare Act was signed into law and introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit that is at least "actuarially equivalent" to the Medicare benefit. In accordance with FSP 106-1, the Company has elected to defer the application of the measurement and disclosure requirements of SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" until authoritative guidance is issued. Accordingly, amounts related to the net periodic postretirement benefit costs do not reflect the effects of the Medicare Act. The Company may be required to restate amounts reported in this Annual Report in future periods. The Medicare Act is not expected to have a material effect on the Company's consolidated financial statements.

        The following table presents the pension expense by component for the Qualified Plan for the years ended September 30, 2003, 2002 and 2001:

	For the Year Ended September 30,
	2003	2002	2001
	(In millions)
Components of Net Periodic Benefit Cost:
Service cost	$26	$24	$21
Interest cost	31	28	25
Expected return on plan assets	(37)	(36)	(33)
Amortization of unrecognized transition asset	(2)	(2)	(2)
Amortization of prior service cost	1	—	—
Recognized net actuarial loss	9	1	—

Net periodic benefit cost	$28	$15	$11

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

14. Employee Benefit Plans (Continued)

        The following table presents the pension expense for the Supplemental Plan and postretirement health-care expense for the Other Plans by component for the years ended September 30, 2003, 2002 and 2001:

	For the Year Ended September 30,
	2003	2002	2001
	(In millions)
Components of Net Periodic Benefit Cost:
Service cost	$3	$2	$1
Interest cost	6	4	4
Amortization of unrecognized transition obligation	1	1	1
Amortization of prior service cost	(1)	(1)	—
Recognized net actuarial loss (gain)	2	4	(1)

Net periodic benefit cost	$11	$10	$5

        The following table presents on a weighted average basis the assumptions used in determining the net periodic benefit costs for the Qualified Plan, the Supplemental Plan and the Other Plans for the years ended September 30, 2003, 2002 and 2001:

	For the Year Ended September 30,
	2003	2002	2001
Discount rate	6.25%	7.00%	7.50%
Rate of compensation increase	4.00%	5.50%	5.50%
Expected rate of return(1)	8.50%	9.00%	9.00%

(1)
The expected long-term rate of return on plan assets assumption is based on historical real rates of return of the various asset classes, weighted based on the target asset allocation percentages for each major category of plan assets. The anticipated inflation rate is added to these historical real rates of return to arrive at the expected long-term rate of return on plan assets assumption.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

14. Employee Benefit Plans (Continued)

        The following table reconciles the changes in the projected benefit obligation and the fair value of the plan assets and summarizes the funded status for the Qualified Plan, the Supplemental Plan and the Other Plans. Amounts shown are as of the measurement date, which is September 30, 2003 and 2002:

	Qualified		Supplemental and Other
	2003	2002	2003	2002
	(In millions)
Change in Benefit Obligation
Benefit obligation as of beginning of period	$517	$398	$77	$55
Service cost	26	24	3	2
Interest cost	31	28	6	4
Participant contributions	—	—	1	1
Amendments	2	1	—	—
Actuarial loss	16	85	21	15
Acquisitions	—	—	—	4
Benefits paid	(17)	(19)	(4)	(4)

Benefit obligation as of the end of period	$575	$517	$104	$77

Change in Plan Assets
Fair value of assets as of the beginning of period	$313	$320	$—	$—
Actual return on plan assets	51	(29)	—	—
Participant contributions	—	—	3	3
Employer contributions	38	41	1	1
Benefits paid	(17)	(19)	(4)	(4)

Fair value of assets as of the end of period	$385	$313	$—	$—

Funded Status
Funded status	$(190)	$(204)	$(104)	$(77)
Benefits paid	—	—	2	1
Unrecognized transition (asset)/obligation	(3)	(5)	1	2
Unrecognized prior service cost	5	4	(1)	(1)
Unrecognized net actuarial loss	276	282	32	12

Prepaid/(accrued) benefit cost	$88	$77	$(70)	$(63)

        As of September 30, 2003, the fair value of the plan assets was less than the benefit obligation. The Company made a payment of $150 million to the Qualified Plan in January 2004.

        The assumptions used in determining the projected benefit obligation and the projected health-care postretirement benefit obligation as of September 30, 2003 and 2002 were:

	2003	2002
Discount rate	6.00%	6.25%
Rate of compensation increase	4.00%	4.00%

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

14. Employee Benefit Plans (Continued)

        The accumulated benefit obligation for the Qualified Plan was $533 million and $463 million as of September 30, 2003 and 2002, respectively. The accumulated benefit obligation for the Supplemental Plans was $33 million and $28 million as of September 30, 2003 and 2002, respectively. As of September 30, 2003, the Company had a prepaid benefit cost of $88 million related to the Qualified Plan consisting of $148 million in an unfunded accumulated benefit obligation, an intangible asset of $5 million and $231 million in accumulated other comprehensive loss. As of September 30, 2002, the Company had a prepaid benefit cost of $77 million related to the Qualified Plan consisting of $150 million in an unfunded accumulated benefit obligation, an intangible asset of $4 million and $223 million in accumulated other comprehensive loss.

        The Company had an unfunded accumulated benefit obligation as of the valuation date in 2003 and 2002. In accordance with SFAS No. 87, "Employers' Accounting for Pensions," the Company recorded an additional after-tax charge of $4 million and $90 million for the years ended December 31, 2003 and 2002, respectively, in accumulated other comprehensive loss in the consolidated statements of financial condition. The charge in 2002 was due to the decline in market conditions and the corresponding decline in the value of the Qualified Plan assets, falling interest rates and a decrease in the discount rate used in the calculation of the pension liability that combined to produce an unfunded accumulated benefit obligation.

        The investment policies and strategies of the Qualified Plan are determined by a committee made up of the Company's senior management. The policy is based on long-term goals and is therefore not frequently revised. However, senior management regularly monitors actual allocation compared to the policy. The current asset allocation goal is to achieve an asset mix of approximately 31% in domestic equities; 15% in international equities; 33% in fixed income securities, including 5% in high-yield securities; 10% in real estate; 10% in alternate investments (primarily hedge funds); and 1% in cash. Contributions to the Qualified Plan are made as required by the Internal Revenue Code and applicable law but not in excess of the amounts deductible by the Company for income tax purposes.

        The following table presents the percentage of the fair value of the plan assets as of September 30, 2003 and 2002 by type of asset:

	Qualified
	2003	2002
Asset Allocation:
Equity securities	41%	40%
Fixed income securities	33	36
Real estate	9	9
Cash	17	15

Total	100%	100%

        In determining the accumulated postretirement health-care benefit obligation and the net periodic postretirement costs for 2003, the Company assumed health-care rate increases for 2003 and 2004 of 7.00% and 6.50%, respectively. The ultimate trend rate of increase of 4.75% is expected to be achieved in 2008. Assumed health-care cost trend rates have a significant effect on the amounts reported for the

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

14. Employee Benefit Plans (Continued)

health-care benefits. A 1% change in assumed health-care cost trend rates would have the following effects:

	1% increase	1% decrease
	(In millions)
Effect on benefit obligation at end of year	$10	$(8)
Effect on total of service and interest costs for year	$1	$(1)

        Certain key employees of the Company also participate in the following compensation and other arrangements: investments in selected private equity activities of the Company funded by deferred compensation and recourse and non-recourse leveraged loans provided by the Company; non-qualified deferred compensation plans that include managed investments; and other non-qualified plans that are funded by the Company with insurance contracts. The investments, including the leverage factor, and the amounts accrued by the Company under these plans are included in the consolidated statements of financial condition. The employee-related assets were $1.1 billion and $1.2 billion as of December 31, 2003 and 2002, respectively, and are included in other assets and deferred amounts in the consolidated statements of financial condition. Related liabilities for deferred compensation plans were $1.3 billion and $0.9 billion, respectively, as of December 31, 2003 and 2002 and are included in other liabilities in the consolidated statements of financial condition. Gains and losses on these assets and liabilities are recorded in the consolidated statements of operations.

15. Share-Based Compensation

        The Company participates in the Credit Suisse Group International Share Plan (the "Plan"). The Plan grants share option and share awards to certain employees based on the fair market value of CSG shares at the time of grant.

Option Reduction Program

        In September 2003, CSG completed its option reduction program, which entitled employees to exchange on a value-for-value basis certain existing share option awards for new share option or share awards. In accordance with SFAS 123, the Company did not recognize any compensation expense as a result of that exchange. The new share option and share awards have a one-year service period and the options expire seven years from the grant date.

Share Awards

        In September 2003, CSG amended the Plan and introduced three-year vesting for share awards granted as part of incentive compensation. Compensation expense is recognized over the vesting period. For share awards that are not part of incentive compensation, compensation expense is recognized over a vesting period of one to five years.

        Share awards granted in or before January 2003 for services provided in prior years were expensed during the year the services were provided if there were no vesting requirements. For share awards with vesting requirements, compensation expense was recognized over a vesting period of one to five years.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

15. Share-Based Compensation (Continued)

        The following table reflects the weighted-average fair value of share awards at the grant date, including share awards granted as part of the option reduction program in 2003:

	2003	2002(1)	2001(1)
Weighted-average fair value at grant date	$28.00	$32.08	$41.22

(1)
Weighted-average calculation includes shares granted as part of financial year compensation subsequent to the financial year-end.

        The number of share awards granted during the years ended December 31, 2003, 2002 and 2001 was 28 million, of which 11 million were granted as part of the option reduction program in 2003, 8 million and 12 million, respectively. The number of share awards outstanding as of December 31, 2003, 2002 and 2001 was 48 million, 30 million and 40 million, respectively.

Share Option Awards

        In August 2003, the Company adopted the fair value recognition provisions of SFAS 123, effective January 1, 2003, to account for its stock-based compensation. For additional information, see Note 1.

        In September 2003, CSG amended the Plan and introduced three-year vesting for share option awards granted as part of incentive compensation. The Company will expense all such share options over a three-year vesting period. For share option awards that are not part of incentive compensation, compensation expense is recognized over a vesting period of two to four years. These awards expire ten years from the grant date.

        Share option awards granted in or before January 2003 for service provided in prior years were accounted for under the provisions of APB 25, and, therefore, no compensation expense was recognized for these awards. These share option awards have a vesting period of two to four years and expire ten years from the grant date.

        The number of share option awards outstanding as of December 31, 2003, 2002 and 2001 was 33 million, of which 1 million relate to the option reduction program in 2003, 46 million and 27 million, respectively. The number of share option awards exercisable as of December 31, 2003, 2002 and 2001 was 21 million, 10 million and 1 million, respectively.

        The following table reflects the weighted-average fair values of share option awards at the grant date, including options granted as part of the option reduction program in 2003:

	2003	2002(1)	2001(1)
Weighted-average fair values of options at the grant date	$10.44	$8.67	$11.50

(1)
Weighted-average calculation includes options granted as part of financial year compensation subsequent to the financial year-end.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

15. Share-Based Compensation (Continued)

        The fair value of share option awards was estimated using the Black-Scholes option pricing model. The following table reflects the weighted-average assumptions for the calculation of the fair value of the share option awards granted, including share option awards granted as part of the option reduction program in 2003:

	2003	2002(1)	2001(1)
Expected dividend yield	0.54%	1.88%	2.75%
Expected life of options	4 years	5 years	5 years
Expected volatility	48.00%	44.34%	37.50%
Risk-free interest rate	1.28%	1.86%	3.00%

(1)
Weighted-average calculation includes options granted as part of financial year compensation subsequent to the financial year-end.

16. Leases and Commitments

        The following table sets forth the Company's minimum operating lease commitments as of December 31, 2003:

Period	(In millions)
2004	$155
2005	151
2006	145
2007	138
2008	130
2009-2025	1,197

Total(1)	$1,916

(1)
Includes contractual obligations related to certain information technology, equipment leases and software licenses of $24 million and excludes sublease revenue of $342 million.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

16. Leases and Commitments (Continued)

        The following table sets forth certain of the Company's long-term commitments, including the current portion as of December 31, 2003:

	Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total commitments
	(In millions)
Standby resale agreements(1)	$—	$75	$—	$—	$75
Private equity(2)	184	107	257	768	1,316
Resale agreements(3)	7,576	385	300	100	8,361

Total commitments	$7,760	$567	$557	$868	$9,752

(1)
In the ordinary course of business, the Company maintains certain standby resale agreement facilities that commit the Company to enter into resale agreements with customers at current market rates.

(2)
Represents commitments to invest in various partnerships that make private equity and related investments in various portfolio companies or other private equity funds.

(3)
Represents commitments to enter into forward resale agreements.

        The Company has access to standby letters of credit of $95 million and $543 million as of December 31, 2003 and 2002, respectively, in order to satisfy counterparty collateral requirements.

        The Company had no capital lease or purchase obligations as of December 31, 2003. For information about certain of the Company's additional commitments, see Notes 6, 7 and 17.

17. Guarantees

        In the ordinary course of business, the Company enters into guarantee contracts as guarantor. FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") requires disclosure by a guarantor of its maximum potential payment obligations under certain of its guarantees to the extent that it is possible to estimate them. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing such guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that certain events or conditions occur. With certain exceptions, these liability recognition requirements apply to any new guarantees entered into, or current guarantees that are modified, after December 31, 2002.

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

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

17. Guarantees (Continued)

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

        The following table sets forth the maximum quantifiable contingent liability associated with guarantees covered by FIN 45 as of December 31, 2003 by maturity:

	Guarantee of Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total guarantees
	(In millions)
Performance guarantees	$—	$48	$217	$479	$744
Derivatives	3,064	3,180	457	1,034	7,735
Related party guarantees	—	—	—	3,725	3,725

Total guarantees	$3,064	$3,228	$674	$5,238	$12,204

Performance Guarantees

        In the ordinary course of business, the Company enters into contracts that would require it, as the guarantor, to make payments to the guaranteed party based on a third party's failure to perform under an agreement. As of December 31, 2003, the Company had a maximum contingent liability of $744 million under performance guarantees.

  Federal National Mortgage Association ("FNMA") Activities

        As part of the Company's commercial mortgage activities, the Company sells certain commercial mortgages that it has originated to FNMA and agrees to bear a percentage of the losses should the borrowers fail to perform. The Company also issues guarantees that require it to reimburse FNMA for losses on certain whole loans underlying mortgage-backed securities issued by FNMA, and as of December 31, 2003, recorded liabilities of $7 million related to these guarantees. The Company's maximum potential exposure related to these guarantees, assuming all the borrowers failed to perform, was $403 million as of December 31, 2003.

  Guarantees of Collection of Prepayment Penalties

        As part of the Company's residential mortgage securitization activities, the Company at times guarantees the collection by the servicer and remittance to the securitization trust of prepayment penalties. As of December 31, 2003, the Company's maximum exposure under the guarantees, assuming that the servicers fail to collect and remit every prepayment penalty, was $341 million.

Derivatives

        In the ordinary course of business, the Company enters into OTC contracts that meet the definition of a guarantee under FIN 45. Included in this category are certain written OTC put option

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

17. Guarantees (Continued)

contracts, pursuant to which the counterparty can potentially force the Company to acquire the underlying financial instrument or require the Company to make a cash payment in an amount equal to the decline in value of the financial instrument underlying the OTC put option. Also included in this category are credit derivatives that may subject the Company to credit spread or issuer default risk because the change in credit spreads or the credit quality of the underlying financial instrument may obligate the Company to make a payment. The Company seeks to manage these OTC derivatives exposures by engaging in various hedging strategies to reduce its exposure.

        FIN 45 does not require disclosures about derivatives instruments if they can be cash settled and the Company has no basis to conclude that it is probable that the counterparties held the underlying instruments related to the derivatives instrument at the inception of the contract. Derivatives meeting both of these criteria are not disclosed in the table above.

        As of December 31, 2003, the Company recorded $205 million in derivatives that met the definition of a guarantee under FIN 45. These are reflected as derivatives contracts in the consolidated statements of financial condition. The maximum gross contingent liability, excluding any potential offset from hedging activities of these contracts, is $7.7 billion, of which $5.4 billion is with CSG affiliates, and represents the obligation of the Company in the event that all the underlying securities are worthless, the likelihood of which the Company believes is remote. For a further discussion of the Company's risk management activities, see Note 10.

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

        The Company issues guarantees to customers with respect to certain obligations of its affiliates in the ordinary course of business, including, but not limited to, certain derivatives transactions. Failure to perform by an affiliate would require the Company to perform under the guarantee. The maximum contingent liability of future payments of guarantees issued to counterparties of affiliates as of December 31, 2003 was $3.7 billion. While the maximum contingent liability represents possible future payments under the guarantees, the Company believes that the likelihood of nonperformance by these affiliates is remote. Excluded from the maximum contingent liability above are certain guarantees for which an estimate cannot be made because the exposure is unlimited and therefore impossible to estimate.

Guarantees Related to Private Equity Activities

        As part of its private equity activities, the Company provides guarantees related to carried interest and performance thresholds. The amounts of such guarantees are included in the contingent obligations disclosed in Note 7.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

17. Guarantees (Continued)

Other Guarantees

        The Company has certain guarantees for which its maximum contingent liability cannot be quantified. These guarantees are not reflected in the table above and are discussed below.

  Indemnifications Issued in Connection with Asset Sales

        In connection with sales of certain assets or businesses, the Company has provided purchasers customary indemnification provisions based on changes in an underlying asset or liability relating to the assets sold. These indemnification provisions are negotiated with the purchaser of the assets or businesses and vary in their scope and duration. These indemnification provisions generally shift the risk of certain unquantifiable and unknowable loss contingencies (e.g., relating to litigation, tax and intellectual property matters) from the purchaser to the seller, as known or quantifiable loss contingencies generally are reflected in the value of the assets or businesses being sold. The Company has determined that it is not possible to make an estimate of the maximum contingent liability under these indemnification provisions. To date, the Company's actual payments arising from these indemnification provisions have been in connection with litigation matters and have not been material.

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

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

18. Industry Segment and Geographic Data

        The Company operates and manages its businesses through two operating segments: the Institutional Securities segment, consisting of the Investment Banking, Equity and Fixed Income divisions, and the Financial Services segment.

        The Company's segments are managed based on types of products and services offered and their related client bases. The Company evaluates the performance of its segments based primarily on income (loss) before income taxes, discontinued operations and cumulative effect of a change in accounting principle.

        The Institutional Securities segment consists of:

  •
  the Equity division, which trades equity and equity-related products, including listed and OTC derivatives, and risk management products, and engages in securities lending and borrowing;

  •
  the Fixed Income division, which trades fixed income financial instruments and offers derivatives and risk management products; and

  •
  the Investment Banking division, which serves a broad range of users and suppliers of capital, provides financial advisory and securities underwriting and placement services and, through the Private Equity Group, makes privately negotiated investments and acts as an investment advisor for private equity funds.

        The Financial Services segment consists of Private Client Services, a financial advisory business serving high-net-worth individuals and corporate investors with a wide range of CSFB and third-party investment management products and services. The presentation of Pershing results, including the gain on the sale in the second quarter of 2003, as Discontinued operations in the consolidated statements of operations for the periods presented resulted in a material decrease in the Financial Services segment net revenues and net income as the Pershing business contributed materially to that segment.

        The transfer of Management LLC was accounted for at historical cost in a manner similar to pooling-of-interest accounting because Management LLC and the Company were under the common control of CSFBI at the time of the transfer. The Company has restated financial information for all periods presented to reflect the results of operations, financial condition, cash flows and changes in stockholders' equity of Management LLC as if the Company had acquired it on November 3, 2000, the date the Company was acquired by CSFBI. The Company's 2002 results (including legacy private equity and distressed businesses included in Elimination and Other) and those of the Fixed Income business of the Institutional Securities segment were adversely impacted by the transfer of Management LLC to the Company.

        The Company allocates to its segments a pro rata share of certain centrally managed costs, such as leased facilities and equipment costs, employee benefits and certain general overhead expenses based upon specified amounts, usage criteria or agreed rates, and allocates interest expense based upon the type of asset. The segmental allocation of some costs, such as incentive bonuses, is estimated.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

18. Industry Segment and Geographic Data (Continued)

        The following table sets forth the net revenues excluding net interest, net interest revenue (expense), total net revenues, total expenses and income (loss) from continuing operations before provision (benefit) for income taxes, discontinued operations and cumulative effect of a change in accounting principle and assets of the Company's segments and reconciles the Company's segment totals to the Company's consolidated statements of operations and consolidated statements of financial condition.

	Institutional Securities
	Investment Banking	Equity	Fixed Income(3)	Institutional Securities	Financial Services	Total for Reported Segments	Elimination & Other(2)	Total
	(In millions)
December 31, 2003:
Net revenues excluding net interest	$1,450	$1,070	$(137)	$2,383	$222	$2,605	$(4)	$2,601
Net interest revenue (expense)	51	134	2,055	2,240	11	2,251	141	2,392

Total net revenues	1,501	1,204	1,918	4,623	233	4,856	137	4,993
Total expenses	1,116	1,023	1,425	3,564	268	3,832	382	4,214

Income (loss)(1)	$385	$181	$493	$1,059	$(35)	$1,024	$(245)	$779

Segment assets as of December 31, 2003	$1,717	$66,685	$172,667	$241,069	$39	$241,108	$237	$241,345

December 31, 2002:
Net revenues excluding net interest	$1,622	$1,273	$(250)	$2,645	$259	$2,904	$(12)	$2,892
Net interest revenue (expense)	23	63	1,873	1,959	18	1,977	81	2,058

Total net revenues	1,645	1,336	1,623	4,604	277	4,881	69	4,950
Total expenses	1,471	1,082	1,506	4,059	323	4,382	1,044	5,426

Income (loss)(1)	$174	$254	$117	$545	$(46)	$499	$(975)	$(476)

Segment assets as of December 31, 2002	$1,489	$52,935	$169,692	$224,116	$92	$224,208	$11,889	$236,097

December 31, 2001:
Net revenues excluding net interest	$1,855	$2,128	$827	$4,810	$376	$5,186	$289	$5,475
Net interest revenue (expense)	(38)	(158)	1,196	1,000	27	1,027	(20)	1,007

Total net revenues	1,817	1,970	2,023	5,810	403	6,213	269	6,482
Total expenses	2,003	1,427	1,658	5,088	438	5,526	1,418	6,944

Income (loss)(1)	$(186)	$543	$365	$722	$(35)	$687	$(1,149)	$(462)

Segment assets as of December 31, 2001	$3,146	$47,408	$153,477	$204,031	$141	$204,172	$15,531	$219,703

(1)
Income (loss) from continuing operations before provision (benefit) for income taxes, discontinued operations and the cumulative effect of a change in accounting principle.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

18. Industry Segment and Geographic Data (Continued)

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

•
The results for DLJdirect SFG Securities Inc., including the gain resulting from the sale in the fourth quarter of 2003.

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

•
A fourth quarter 2002 charge of approximately $150 million for severance, including bonus and retention awards, in connection with a CSFB cost-reduction initiative;

•
The results for the broker-dealers, CSFBdirect LLC, DLJdirect Ltd. and Autranet, LLC up to the time of, and the gain resulting from, their sale in the first quarter of 2002;

•
A fourth quarter 2001 charge of $492 million primarily related to bonus and severance payments, guaranteed compensation and retention awards in connection with a CSFB cost-reduction initiative;

•
A fourth quarter 2001 charge of $100 million related to the settlement of SEC and NASDR investigations into the allocation of shares in IPOs and subsequent securities transactions and commissions;

•
The gain of approximately $179 million from the assignment of the lease and the sale of leasehold improvements of the Company's former headquarters at 277 Park Avenue in New York City during the first quarter of 2001;

•
Certain expenses related to deferred compensation and return-on-equity units, the value of which is tied to the return on equity of CSFB over a three-year period; and

•
The results from legacy private equity and distressed businesses.

(3)
Interest income (expense) is accrued at the stated coupon rate for coupon-bearing financial instruments, and for non-coupon-bearing financial instruments, interest income is recognized by accreting the discount over the life of the instrument. For coupon-bearing financial instruments purchased at a discount or premium, the difference between interest income (expense) accrued at the stated coupon rate and interest income (expense) determined on an effective yield basis is included in principal transactions-net in the Company's consolidated statements of operations and in net revenues excluding net interest above.

        The following are net revenues from continuing operations by geographic region:

	For the Year Ended December 31,
	2003	2002	2001
	(In millions)
United States	$4,979	$4,947	$6,425
Foreign	14	3	57

Total	$4,993	$4,950	$6,482

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

19. Goodwill and Identifiable Intangible Assets

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

        As of December 31, 2003 and 2002, the Company had $338 million and $301 million, respectively, of goodwill. As of December 31, 2003 and 2002, the Company had identifiable intangible assets (primarily software and customer lists, which are being amortized over useful lives ranging from five to 20 years) of $38 million and $28 million, respectively, included in other assets and deferred amounts in the consolidated statements of financial condition.

        The Company allocated goodwill to its reporting units, completed the transitional impairment test of goodwill as of January 1, 2002 and determined that there was no impairment to goodwill. Subsequent goodwill impairment testing showed no impairment and had no effect on the Company's consolidated financial condition or results of operations as of December 31, 2003. There have been no events or circumstances occurring subsequent to these impairment tests that would more likely than not have resulted in the fair values of the Company's reporting units being below the carrying values.

        The following table sets forth reported net income, as adjusted to exclude goodwill amortization expense:

	For the Year Ended December 31,
	2003	2002	2001
	(In millions)
Net income (loss) as reported	$1,329	$(253)	$(215)

Net income (loss) as adjusted	$1,329	$(253)	$(188)

        In November 2003, the Company's subsidiary, Column Financial, Inc. ("CFI"), acquired a majority interest in Investment Property Mortgage, L.L.C. ("IPM"), and certain assets and liabilities of Standard Mortgage Corporation ("SMC"). IPM was a joint venture between SMC and Hibernia National Bank that operated as a lender under FNMA programs. At closing, CFI contributed the assets and liabilities acquired from SMC to IPM; IPM was converted into a Delaware limited liability company and was renamed Column Guaranteed LLC ("CGL"). CGL originates, sells and services commercial mortgage loans, holds a license under the FNMA Delegated Underwriting and Servicing program and is a Federal Home Loan Mortgage Corporation Program Plus approved seller/servicer and a Federal Housing Administration Title II mortgagee regulated by the Department of Housing and Urban Development. The acquisition was accounted for as a purchase. In connection with the acquisition, the Company recorded approximately $13 million of goodwill and approximately $10 million of intangible assets, primarily related to the license.

        In June 2003, the Company completed its acquisition of Volaris Advisors, a New York-based equity-options strategies firm providing yield-enhancement and volatility management services, to enhance the services of the Private Client Services business. In connection with the acquisition, the

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

19. Goodwill and Identifiable Intangible Assets (Continued)

Company recorded approximately $14 million of goodwill and approximately $2 million of intangible assets, primarily related to computer software, computer base and trade names and trademarks.

        On January 31, 2002, the Company acquired the assets of Holt Value Associates, L.P., a leading provider of independent research and valuation services to asset managers, which was integrated with CSFBEdge, the Company's online research and valuation database service. This acquisition was accounted for as a purchase. In connection with the acquisition, the Company recorded approximately $59 million of goodwill and $24 million of intangible assets, primarily related to software and customer lists.

20. Legal Proceedings

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

        It is inherently difficult to predict the outcome of many of these matters. In presenting the consolidated financial statements, management makes estimates regarding the outcome of these matters and records a reserve and takes a charge to income when losses with respect to such matters are probable and can be reasonably estimated. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company's defenses and its experience in similar cases or proceedings. In accordance with SFAS No. 5, "Accounting for Contingencies" ("SFAS 5"), the Company recorded in 2002 a reserve of $150 million for the agreement in principle with various U.S. regulators relating to research analyst independence and the allocation of IPO shares to corporate executives and directors and a $450 million reserve for private litigation involving research analyst independence, certain IPO allocation practices, Enron and other related litigation. In 2003, the Company paid approximately $150 million with respect to the agreement with the U.S. regulators relating to research analyst independence and the allocation of IPO shares to corporate executives and directors. The $450 million reserve recorded in 2002 related to the private litigation discussed above was management's best estimate of the potential exposure pursuant to SFAS 5 related to this private litigation as of December 31, 2003.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

21. Quarterly Data (Unaudited)

        The following table presents total net revenues, income before provision for income taxes, and net income (loss):

	2003 Fiscal Quarter				For the Year Ended December 31, 2003
	First	Second(1)	Third(5)	Fourth
	(In millions)
Total net revenues	$1,189	$1,445	$1,062	$1,297	$4,993
Income (loss) from continuing operations(2)	90	159	187	343	779
Income from discontinued operations(3)	37	1,324	—	—	1,361
Net income (loss)	$83	$ 981	$132	$133	$1,329
	2002 Fiscal Quarter				For the Year Ended December 31, 2002
	First	Second(1)	Third	Fourth(4)
	(In millions)
Total net revenues	$1,979	$1,590	$687	$694	$4,950
Income (loss) from continuing operations(2)	525	249	(368)	(882)	(476)
Income from discontinued operations(3)	42	27	31	36	136
Net income (loss)	$366	$ 182	$(219)	$(582)	$ (253)

(1)
In the second quarter of 2003, the Company sold Pershing to the Bank of New York Company, Inc. and reported a pre-tax gain of approximately $1.3 billion and an after-tax gain of $852 million. The operating results of Pershing, including the gain on the sale, have been presented as Discontinued operations for all periods presented.

(2)
Income (loss) from continuing operations before provision (benefit) for income taxes, discontinued operations and cumulative effect of a change in accounting principle.

(3)
Income from discontinued operations before provision (benefit) for income taxes.

(4)
The fourth quarter of 2002 includes charges of $150 million related to severance, $150 million for the agreement in principle with various regulators involving research analyst independence and the allocation of IPO shares to executive officers and an additional charge of $450 million for private litigation involving research analyst independence, certain IPO practices, Enron and other related litigation.

(5)
In early 2004, management identified erroneous profit recorded on certain intercompany residential mortgage securitization-related forward transactions related to 2003. For the third quarter of 2003, each of Total net revenues and Income (loss) from continuing operations has been reduced by $37 million and Net income (loss) has been reduced by $24 million, from that previously filed with the SEC.

SCHEDULE I

CREDIT SUISSE FIRST BOSTON (USA), INC.

(Parent Company only)

Condensed Statements of Financial Condition

(In millions, except share data)

	December 31,
	2003	2002
ASSETS
Cash and cash equivalents	$1	$4
Receivables from brokers, dealers and other	99	193
Derivatives contracts	1,124	1,335
Private equity and other long-term investments	32	37
Receivables from parent and affiliates	20,551	18,534
Receivables from subsidiaries	10,492	8,598
Investment in subsidiaries, at equity	6,454	5,914
Net deferred tax asset	302	491
Goodwill	59	51
Other assets and deferred amounts	698	1,080

Total assets	$39,812	$36,237

LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term borrowings	$4,243	$2,082
Payables to brokers, dealers and other	325	452
Derivatives contracts	72	2
Accounts payable and accrued expenses	859	1,078
Other liabilities	682	1,861
Long-term borrowings	24,211	23,031

Total liabilities	30,392	28,506

Stockholders' Equity:
Preferred Stock, 50,000,000 shares authorized:
Series B preferred stock, at $50.00 per share liquidation preference (88,500 shares issued and outstanding as of December 31, 2002)	—	4
Common stock ($0.10 par value; 50,000 shares authorized; 1,100 shares issued and outstanding)	—	—
Paid-in capital	7,645	7,279
Retained earnings	1,933	604
Accumulated other comprehensive loss	(158)	(156)

Total stockholders' equity	9,420	7,731

Total liabilities and stockholders' equity	$39,812	$36,237

See accompanying notes to condensed financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC.

(Parent Company only)

Condensed Statements of Operations

(In millions)

	For the Year Ended December 31,
	2003	2002	2001
	(In millions)
Revenues:
Principal transactions-net	$(3)	$(20)	$26
Investment banking and advisory	(5)	—	2
Interest and dividends, net of interest expense of $476, $628 and $391, respectively	(144)	(208)	(111)
Other	29	41	166

Total net revenues	(123)	(187)	83

Expenses:
Employee compensation and benefits	93	34	136
Merger-related costs	6	—	—
Other operating expenses	3	33	82

Total expenses	102	67	218

Loss before income tax benefit, equity in undistributed net income (loss) of subsidiaries and cumulative effect of a change in accounting principle	(225)	(254)	(135)
Income tax benefit	(111)	(100)	(33)

Loss before equity in undistributed net income (loss) of subsidiaries, extraordinary item and cumulative effect of a change in accounting principle	(114)	(154)	(102)
Equity in undistributed net income (loss) of subsidiaries	1,443	(99)	(114)

Income (loss) before cumulative effect of a change in accounting principle	1,329	(253)	(216)
Cumulative effect of a change in accounting principle, net of income tax provision of $0.3 in 2001	—	—	1

Net income (loss)	$1,329	$(253)	$(215)

See accompanying notes to condensed financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC.

(Parent Company only)

Condensed Statements of Cash Flows

(In millions)

	For the Years Ended December 31,
	2003	2002	2001
Net cash provided by (used in) operating activities	$729	$1,670	$(1,637)

Cash flows from investing activities:
Net proceeds from (payments for):
Note receivable from parent	—	—	3,100
Receivable from parent and affiliates	(2,367)	(11,511)	(7,623)
Receivables from subsidiaries	(1,894)	2,278	75
Investment in subsidiaries	(540)	(112)	(1)
Purchase of subsidiary	—	(70)	—
Other assets	—	—	183

Net cash used in investing activities	(4,801)	(9,415)	(4,266)

Cash flows from financing activities:
Net proceeds from (payments for):
Commercial paper and short-term borrowings	2,161	(118)	1,034
Redemption of 8.42% junior subordinated debentures	—	—	(206)
Issuance (repayments) of:
CSFBdirect common stock	—	—	(2)
Series A preferred stock	—	—	(200)
Series B preferred stock	(4)	(1)	(178)
Issuance of long-term borrowings	5,029	10,474	10,567
Redemptions/maturities of long-term borrowings	(3,542)	(3,842)	(1,430)
Subordinated loan from subsidiaries	—	332	(4,623)
Dividends from affiliates	350	600	875
Dividends paid	—	—	(21)
Capital contribution of CSFB Capital Holdings, Inc.	—	—	34
Capital contribution by CSFBI	75	300	—

Net cash provided by financing activities	4,069	7,745	5,850

Decrease in cash and cash equivalents	(3)	—	(53)

Cash and cash equivalents as of the beginning of year	4	4	57

Cash and cash equivalents as of the end of year	$1	$4	$4

See accompanying notes to condensed financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC.

(Parent Company only)

Notes to Condensed Financial Statements

December 31, 2003

1. Basis of Presentation

        The condensed financial statements of Credit Suisse First Boston (USA), Inc. (the "Parent Company") should be read in conjunction with the consolidated financial statements of Credit Suisse First Boston (USA), Inc. and subsidiaries (the "Company") and the notes thereto. Investments in subsidiaries are accounted for under the equity method.

2. Related Party Transactions

        As of December 31, 2003 and 2002, the Parent Company had receivables from subsidiaries of $10.5 billion and $8.6 billion, respectively. The receivables arose in the ordinary course of business. Changes in this balance are due to changes in the size and timing of transactions. Substantially all receivables from subsidiaries provide for interest based on federal funds rates.

        As of December 31, 2003 and 2002, the Parent Company had receivables from parent (CSFBI) and affiliates of $20.6 billion and $18.5 billion, respectively. Prior to the acquisition of DLJ, CSFBI issued its own debt to fund its operations. The Parent Company is now providing most of this funding, resulting in the increase in receivables from parent and affiliates. Dividends declared to the Parent Company by its consolidated subsidiaries were $350 million and $400 million for the years ended December 31, 2003 and 2002, respectively. There are no restrictions on the payment of dividends, except for those stipulated in certain debt agreements and those applicable to brokers and dealers, which provide for certain minimum amounts of capital to be maintained to satisfy regulatory requirements in the Company's broker-dealer subsidiaries. Under certain circumstances, the amount of excess capital that can be withdrawn is limited. The regulatory requirements are designed to measure the general financial integrity and liquidity of broker-dealers and provide minimum acceptable net capital levels to satisfy commitments to customers. Unless an adequate level of capital is maintained, regulated broker-dealer subsidiaries would be prohibited from paying dividends to the Parent Company.

3. Guarantees

        In the ordinary course of business, the Parent Company enters into guarantee contracts. On December 31, 2002, the Parent Company adopted the new disclosure requirements for these guarantees in accordance with FIN 45. Beginning on January 1, 2003, the Parent Company adopted the recognition requirements of FIN 45 whereby the Parent Company recognizes a liability at the inception of certain guarantees for obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that certain events or conditions occur. With certain exceptions, these recognition requirements apply to any new guarantees entered into or current guarantees that are modified after December 31, 2002.

        Guarantees issued by the Parent Company are disclosed in the consolidated financial statement disclosures (see Note 17 to the consolidated financial statements) except for guarantees issued by the Parent Company on behalf of its consolidated subsidiaries, which are included in the Parent Company only disclosures.

CREDIT SUISSE FIRST BOSTON (USA), INC.

(Parent Company only)

Notes to Condensed Financial Statements (Continued)

December 31, 2003

3. Guarantees (Continued)

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

        The Parent Company issues guarantees to customers with respect to certain obligations of its consolidated subsidiaries in the ordinary course of business, including, but not limited to, certain derivatives transactions. Failure to perform by a consolidated subsidiary would require the Parent Company to perform under the guarantee. The maximum contingent liability of future payments of guarantees issued to counterparties of consolidated subsidiaries as of December 31, 2003 was $2.3 billion. While the maximum contingent liability may be indicative of the extent to which such guarantees are used, the Parent Company believes that the likelihood of nonperformance by these consolidated subsidiaries is remote. Excluded from the maximum contingent liability are certain guarantees for which an estimate cannot be made because the exposure is unlimited and therefore impossible to estimate or because the exposure is unquantifiable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 30th day of March, 2004.

CREDIT SUISSE FIRST BOSTON (USA), INC.
By:	/s/ DAVID C. FISHER Name: David C. Fisher Title: Chief Financial and Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ BRIAN D. FINN Brian D. Finn	Director, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2004
/s/ DAVID C. FISHER David C. Fisher	Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	March 30, 2004
/s/ EILEEN K. MURRAY Eileen K. Murray	Director	March 30, 2004
/s/ BARBARA A. YASTINE Barbara A. Yastine	Director	March 30, 2004

II-1

INDEX TO EXHIBITS

Exhibit Number	Description
2	Transaction Agreement dated as of January 7, 2003, between Registrant and The Bank of New York Company, Inc., as amended by Amendment dated as of April 30, 2003 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated February 19, 2003 and Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated May 2, 2003).
3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001).
3.2	By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4
The instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Section(b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
10.1
Agreement of Lease, dated July 28, 1995, between Metropolitan Life Insurance Company and CSFB LLC, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.28 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.2
Amendment of Lease, dated May 17, 1996, between Metropolitan Life Insurance Company and CSFB LLC, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.3
Agreement of Lease, dated September 10, 1997, between Metropolitan Life Insurance Company and CSFB LLC, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.30 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.4
Modification of Lease, dated February 5, 1998, between Metropolitan Life Insurance Company and CSFB LLC, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.31 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.5
Second Modification of Lease, dated June 12, 2000, between Metropolitan Life Insurance Company and CSFB LLC, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.32 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.6
Third Modification of Lease, dated September 18, 2000, between Metropolitan Life Insurance Company and CSFB LLC, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.33 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.7
Fourth Modification of Lease, dated November 13, 2000, between Metropolitan Life Insurance Company and CSFB LLC, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.34 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

E-1

10.8
Agreement of Sublease, dated August 31, 1999 between GFT Apparel Corp. and CSFB LLC, as subtenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.35 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.9
Lease dated as of October 30, 2001, between Registrant, as landlord, and The Port Authority of New York and New Jersey, on One Madison Avenue (incorporated by reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.10
Lease dated as of March 14, 2002, between Registrant, as landlord, and Standard Chartered Bank, on One Madison Avenue (incorporated by reference to Exhibit 10.15 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.11
Lease dated as of April 26, 2002, between Registrant, as landlord, and Marsh, Inc., on One Madison Avenue (incorporated by reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.12	Amended and Restated Lease, dated as December 17, 2003, between Metropolitan Life Insurance Company and the Registrant, as tenant, on One Madison Avenue, New York, New York.*
10.13
Agreement of Lease, dated August 15, 2000, between TM Park Avenue Associates and CSFB LLC, as tenant, on 315 Park Avenue South, New York, New York (incorporated by reference to Exhibit 10.63 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.14
First Amendment to the Lease between CSFB LLC, as tenant, and TM Park Avenue Associates dated August 16, 2000, on 315 Park Avenue South, New York, New York (incorporated by reference to Exhibit 10.35 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
12	Computation of ratio of earnings to fixed charges.*
21	Pursuant to General Instruction I of Form 10-K, the list of subsidiaries of the Company is omitted.
23	Consent of KPMG LLP.*
24	Power of Attorney.*
31.1	Rule 13a-14(a) certification of Chief Executive Officer.*
31.2	Rule 13a-14(a) certification of Chief Financial and Accounting Officer.*
32	Section 1350 certifications.*

*
Filed herewith.

E-2