Form 10-Q
period 2004-03-31
CREDIT SUISSE FIRST BOSTON USA INC
filed 2004-05-12
CIK 29646

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
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

        The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

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

        All of the outstanding shares of common stock of the registrant, $0.10 par value, are held by Credit Suisse First Boston, Inc.

CREDIT SUISSE FIRST BOSTON (USA), INC.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004

PART I	FINANCIAL INFORMATION
	ITEM 1:	Financial Statements
		Condensed Consolidated Statements of Financial Condition (Unaudited) as of March 31, 2004 and December 31, 2003	2
		Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2004 and 2003	4
		Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the three months ended March 31, 2004 and 2003	5
		Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2004 and 2003	6
		Notes to Condensed Consolidated Financial Statements (Unaudited)
		1. Summary of Significant Accounting Policies	7
		2. Share-Based Compensation	9
		3. Discontinued Operations	9
		4. Related Party Transactions	10
		5. Income Taxes	12
		6. Transfers and Servicing of Financial Assets	14
		7. Borrowings	17
		8. Private Equity and Other Long-Term Investments	19
		9. Net Capital	20
		10. Cash and Securities Segregated Under Federal and Other Regulations	21
		11. Derivatives Contracts	21
		12. Employee Benefit Plans	23
		13. Leases and Commitments	24
		14. Guarantees	25
		15. Industry Segment and Geographic Data	29
		16. Goodwill and Identifiable Intangible Assets	30
		17. Legal Proceedings	31
		Independent Accountants' Review Report	32
	ITEM 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	33
	ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk	55
	ITEM 4:	Controls and Procedures	56
PART II	OTHER INFORMATION
	ITEM 1:	Legal Proceedings	57
	ITEM 5:	Other Information	58
	ITEM 6:	Exhibits and Reports on Form 8-K	58
	Signature		59

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

PART I
FINANCIAL INFORMATION
Item 1: Financial Statements

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In millions)

	March 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$929	$334
Collateralized short-term financings:
Securities purchased under agreements to resell	48,630	50,388
Securities borrowed	80,186	77,999
Receivables:
Customers	2,461	2,859
Brokers, dealers and other	6,368	6,673
Financial instruments owned (includes securities pledged as collateral of $53,243 and $47,565, respectively):
U.S. government and agencies	47,010	31,781
Corporate debt	11,677	12,761
Mortgage whole loans	10,468	9,101
Equities	20,399	15,161
Commercial paper	895	641
Private equity and other long-term investments	2,301	1,123
Derivatives contracts	6,796	5,573
Other	4,130	3,765
Net deferred tax asset	1,217	1,283
Office facilities and property at cost (net of accumulated depreciation and amortization of $871 and $865, respectively)	527	468
Goodwill	532	532
Loans receivable from parent and affiliates	19,655	19,481
Other assets and deferred amounts	1,264	1,643

Total assets	$265,445	$241,566

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (Continued)
(Unaudited)
(In millions, except share data)

	March 31, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term borrowings	$24,005	$15,984
Collateralized short-term financings:
Securities sold under agreements to repurchase	117,543	110,667
Securities loaned	28,149	27,708
Payables:
Customers	4,589	4,278
Brokers, dealers and other	5,917	5,410
Financial instruments sold not yet purchased:
U.S. government and agencies	25,504	23,700
Corporate debt	2,557	2,523
Equities	5,723	5,231
Derivatives contracts	5,004	3,955
Other	756	336
Obligation to return securities received as collateral	4,823	1,955
Accounts payable and accrued expenses	2,115	2,836
Other liabilities	3,707	3,021
Long-term borrowings	25,154	24,321

Total liabilities	255,546	231,925

Stockholders' Equity:
Common stock ($0.10 par value; 50,000 shares authorized; 1,100 shares issued and outstanding)	—	—
Paid-in capital	8,102	8,012
Retained earnings	1,954	1,787
Accumulated other comprehensive loss	(157)	(158)

Total stockholders' equity	9,899	9,641

Total liabilities and stockholders' equity	$265,445	$241,566

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2004	2003
Revenues:
Principal transactions-net	$63	$(42)
Investment banking and advisory	474	367
Commissions and fees	374	315
Interest and dividends, net of interest expense of $1,198 and $1,076, respectively	647	539
Other	22	22

Total net revenues	1,580	1,201

Expenses:
Employee compensation and benefits	963	713
Occupancy and equipment rental	114	116
Brokerage, clearing and exchange fees	72	64
Communications	32	38
Professional fees	55	66
Merger-related costs	4	62
Other operating expenses	13	55

Total expenses	1,253	1,114

Income from continuing operations before provision for income taxes, minority interests and discontinued operations	327	87
Provision for income taxes	79	30
Minority interests	81	—

Income from continuing operations	167	57

Discontinued operations:
Income from discontinued operations	—	37
Provision for income taxes	—	13

Income from discontinued operations, net of income taxes	—	24

Net income	$167	$81

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
For the Three Months Ended March 31, 2004 and 2003
(In millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances as of December 31, 2002	$4	$—	$7,646	$595	$(156)	$8,089
Net income	—	—	—	81	—	81

Total comprehensive income						81

Redemption of Series B preferred stock	(4)	—	—	—	—	(4)
Capital contribution by CSFBI	—	—	75	—	—	75
CSG share plan activity, net of tax charge of $4	—	—	94	—	—	94

Balances as of March 31, 2003	—	—	7,815	676	(156)	8,335

Balances as of December 31, 2003	—	—	8,012	1,787	(158)	9,641
Net income	—	—	—	167	—	167
Decrease in pension liability	—	—	—	—	1	1

Total comprehensive income						168

CSG share plan activity, net of tax charge of $10	—	—	90	—	—	90

Balances as of March 31, 2004	$—	$—	$8,102	$1,954	$(157)	$9,899

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$167	$81
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	47	47
CSG share plan activity	100	98
Deferred taxes	61	116
Other, net	(9)	(4)
Change in operating assets and operating liabilities:
Securities borrowed	(2,187)	598
Receivables from customers	398	(1,622)
Receivables from brokers, dealers and other	305	(2,376)
Financial instruments owned	(22,157)	(4,020)
Other assets and Other liabilities, net	(89)	327
Securities loaned	441	3,945
Payables to customers	311	1,988
Payables to brokers, dealers and other	507	3,006
Financial instruments sold not yet purchased	3,799	1,594
Obligation to return securities received as collateral	2,868	(22)
Accounts payable and accrued expenses	(721)	(1,014)

Net cash (used in) provided by operating activities	(16,159)	2,742

Cash flows from investing activities:
Net payments for:
Loans receivable from parent and affiliates	(174)	(508)
Office facilities	(97)	(17)

Net cash used in investing activities	(271)	(525)

Cash flows from financing activities:
Net proceeds from (payments for):
Commercial paper and short-term borrowings	8,021	(99)
Repurchase of Series B preferred stock	—	(4)
Capital contribution by CSFBI	—	75
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	8,634	(3,268)
Issuances of long-term borrowings	996	1,896
Redemptions and maturities of long-term borrowings	(626)	(590)

Net cash provided by (used in) financing activities	17,025	(1,990)

Increase in cash and cash equivalents	595	227
Increase in cash and cash equivalents included in assets held for sale	—	208

Cash and cash equivalents as of the beginning of period	334	480

Cash and cash equivalents as of the end of period	$929	$499

SUPPLEMENTAL DISCLOSURES
Cash payments for interest	$1,244	$1,329
Cash payments for income taxes, net of refunds	$8	$9

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statement (Unaudited)

March 31, 2004

1. Summary of Significant Accounting Policies

The Company

        Credit Suisse First Boston (USA), Inc. and its subsidiaries (the "Company"), is a leading integrated investment bank serving institutional, corporate, government and high-net worth individual clients. The Company provides clients with a broad range of products and services that includes securities underwriting, sales and trading, financial advisory services, private equity investments, full-service brokerage services, derivatives and risk management products and investment research.

Basis of Presentation

        The condensed consolidated financial statements include Credit Suisse First Boston (USA), Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company is a wholly owned subsidiary of Credit Suisse First Boston, Inc. ("CSFBI").

        Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America but not required for interim reporting purposes has been condensed or omitted. These condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal, recurring accruals) that are necessary for a fair presentation of the condensed consolidated statements of financial condition and income for the interim periods presented.

        The results of operations for interim periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

        To prepare condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management must make estimates and assumptions. The reported amounts of assets and liabilities and revenues and expenses are affected by these estimates and assumptions, the most significant of which are discussed in the notes to the consolidated financial statements and related disclosures. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ materially from these estimates. For a description of the Company's significant accounting policies, see Note 1 of the consolidated financial statements in Part II, Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

        Prior period numbers have been restated to reflect the transfer by CSFBI, the Company's immediate parent, of the high-net-worth business of Credit Suisse Asset Management, LLC ("CSAM"), a wholly owned subsidiary of CSFBI, to the Company as a capital contribution of $221 million on March 31, 2004. The transfer of this business was accounted for at historical cost in a manner similar to pooling-of-interest accounting because CSAM and the Company were under the common control of CSFBI at the time of transfer. Accordingly, the Company has restated its financial information for all periods presented to reflect the results of operations, financial condition, cash flows and changes in stockholders' equity of the CSAM high-net-worth business as if the Company had acquired it on November 3, 2000, the date that the Company was acquired by CSFBI. The transferred assets of this business consist principally of goodwill and intangible assets relating primarily to CSAM's acquisition of Warburg Pincus Asset Management in 1999. In December 2003, CSAM wrote down the value of its high-net-worth intangible assets, resulting in a pre-tax loss of $200 million and an after-tax loss of $130 million. The Company will reflect this write down in its operating results when it restates its results of operations for the year ended December 31, 2003. For the three months ended March 31, 2004 and 2003, the impact of the CSAM high-net-worth business on the Company's total net revenues was an increase of $1 million. For the three months ended March 31, 2004, there was no impact from the CSAM high-net-worth business in the Company's net income. For the three months ended March 31, 2003, the impact of the CSAM high-net-worth business was a decrease in the Company's net income of $2 million.

        As of January 1, 2004, the Company transferred the private equity and private fund businesses from the Institutional Securities segment to the Financial Services segment, which has been renamed Wealth & Asset Management. In addition, the Company changed the presentation of the Institutional Securities and Wealth & Asset Management segment results. For comparative purposes, prior period segment numbers have been changed to conform to the new segment reporting structure. These segment changes did not affect the Company's previously reported consolidated results of operations.

        Certain other reclassifications have been made to prior year condensed consolidated financial statements to conform to the 2004 presentation.

        On May 1, 2003, the Company sold its Pershing unit ("Pershing") to The Bank of New York Company, Inc. and recorded a pre-tax gain of approximately $1.3 billion and an after-tax gain of $852 million in the second quarter of 2003. The Pershing income is presented as discontinued operations for all periods presented in the condensed consolidated statements of income. The condensed consolidated statements of cash flows present the Company's cash flows as if the assets and liabilities of Pershing were not presented as assets held for sale and liabilities held for sale in the condensed consolidated statements of financial condition as of March 31, 2003 and December 31, 2002 used to prepare the condensed statement of cash flows for the three months ended March 31, 2003. Therefore, the cash flows pertaining to discontinued operations have not been reported separately in the condensed consolidated statements of cash flows.

New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the Company to consolidate all variable interest entities ("VIEs") for which it is the primary beneficiary, defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both. In December 2003, the FASB modified FIN 46, through the issuance of FIN 46R, to address various implementation issues that had arisen since the issuance of FIN 46 and to provide companies the option to defer the adoption of FIN 46 for certain VIEs to periods ending after March 15, 2004. As of December 31, 2003, with the exception of certain private equity funds that were a subject of the deferral, the Company consolidated all VIEs under FIN 46, for which it is the primary beneficiary, all of which were related to its collateralized debt obligations ("CDO") activities. As of January 1, 2004, the Company consolidated under FIN 46R certain private equity funds. See Note 6 for more information.

2. Share-Based Compensation

        In August 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," using the prospective method. Under the prospective method, the Company recognizes compensation expense over the vesting period for all share option and share awards granted or modified under the Credit Suisse Group International Share Plan (the "Plan") for services provided after January 1, 2003.

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

        If the Company had applied the fair-value based method under SFAS 123 to recognize expense over the relevant service period for share options granted before January 2003 which have future vesting requirements, net income would have decreased for the three months ended March 31, 2004 and 2003. The following table reflects this pro forma effect:

	For the Three Months Ended March 31,
	2004	2003
	(In millions)
Net income, as reported	$167	$81
Add: Share-based employee compensation expense, net of related tax effects, included in reported net income	64	70
Deduct: Share-based employee compensation expense, net of related tax effects, determined under the fair-value based method for all awards	66	74

Pro forma net income	$165	$77

3. Discontinued Operations

        In accordance with SFAS 144, "Accounting for Impairment or Disposal of Long-lived Assets", the operating results of Pershing are presented as discontinued operations in the condensed consolidated statements of income.

        The following table summarizes the results of operations of Pershing for the three months ended March 31, 2004 and 2003:

	For the Three Months Ended March 31,
	2004	2003
	(In millions)
Total net revenues	$—	$196
Total expenses	—	159

Income from discontinued operations before income taxes	$—	$37

4. Related Party Transactions

        Credit Suisse Group ("CSG"), through CSFBI, owns all of the Company's outstanding voting common stock. The Company is involved in significant financing and other transactions, and has significant related party balances, with Credit Suisse First Boston, a Swiss bank subsidiary of CSG and an indirect parent of the Company, and certain of its subsidiaries and affiliates. The Company generally enters into these transactions in the ordinary course of business and believes that these transactions are generally on market terms that could be obtained from unrelated third parties.

        The following table sets forth the Company's related party assets and liabilities as of March 31, 2004 and December 31, 2003.

	As of March 31, 2004	As of December 31, 2003
	(In millions)
ASSETS
Securities purchased under agreements to resell	$8,093	$8,071
Securities borrowed	1,633	1,688
Receivables from customers	265	297
Receivables from brokers, dealers and other	2,228	1,168
Derivatives contracts	2,349	1,910
Net deferred tax asset	1,217	1,283
Loans receivable from parent and affiliates	19,655	19,481

Total assets	$35,440	$33,898

LIABILITIES
Short-term borrowings	$22,483	$14,482
Securities sold under agreements to repurchase	20,442	16,651
Securities loaned	19,793	16,425
Payables to customers	1,142	721
Payables to brokers, dealers and other	2,347	581
Derivatives contracts	968	824
Taxes payable (included in Other liabilities)	344	311
Intercompany payables (included in Other liabilities)	117	211

Total liabilities	$67,636	$50,206

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

        The following table sets forth the Company's related party revenues and expenses, excluding transactions with Pershing, for the three months ended March 31, 2004 and 2003:

	For the Three Months Ended March 31,
	2004	2003
	(In millions)
Principal transactions-net (derivatives contracts)	$60	$113
Commissions	(8)	(11)
Net interest expense	(59)	(19)

Total net revenues	$(7)	$83

Other operating expenses	$(44)	$(42)

Total expenses	$(44)	$(42)

        Revenues and expenses of Pershing with respect to related party transactions with the Company for the three months ended March 31, 2003 were not material. The operating results of Pershing for this period are presented as discontinued operations in the condensed consolidated statements of income.

        The Company sold at cost, without recourse, to CSFBI, the right, title and interest in certain assets with an aggregate value of $297 million and $303 million as of March 31, 2004 and December 31, 2003, respectively.

        Certain CSAM private equity funds with approximately $4.1 billion of committed capital are managed by the Company's private equity business. CSAM reimburses the private equity business for all costs and expenses incurred by the Company in connection with managing the funds.

        The Credit Suisse Group International Share Plan provides for the grant of equity-based awards to Company employees based on CSG shares pursuant to which employees of the Company may be granted, as compensation, share or other equity-based awards as compensation for services performed. CSFBI purchases shares from CSG to satisfy these awards, but CSFBI does not require reimbursement from the Company; therefore, amounts are considered a capital contribution to the Company and credited to paid-in-capital. Amounts contributed by CSFBI relating to compensation expense for the three months ended March 31, 2004 and 2003 were $100 million and $98 million, respectively. See Note 2 for further information on the Company's share-based compensation.

        Certain of the Company's directors, officers and employees and those of the Company's affiliates and their subsidiaries maintain margin accounts with Credit Suisse First Boston LLC ("CSFB LLC") in the ordinary course of business. In addition, certain of such directors, officers and employees had investments or commitments to invest in various private equity funds sponsored by the Company, pursuant to which the Company has made loans to such directors, officers and employees, to the extent permitted by law. CSFB LLC, from time to time and in the ordinary course of business, enters into, as principal, transactions involving the purchase or sale of securities from or to such directors, officers and employees and members of their immediate families.

        The Company is included in the consolidated federal income tax return and combined state and local income tax returns filed by CSFBI. See Note 5 for more information.

5. Income Taxes

        The Company is included in the consolidated federal income tax return and combined state and local income tax returns filed by CSFBI. CSFBI allocates federal income taxes to its subsidiaries on a separate return basis, and current state and local income taxes on a pro rata basis, pursuant to a tax sharing agreement. CSFBI allocated to the Company a current income tax provision of $18 million and a current income tax benefit of $86 million for the three months ended March 31, 2004 and 2003, respectively, and deferred income tax provisions related to continuing operations before minority interests of $61 million and $116 million for the three months ended March 31, 2004 and 2003, respectively. CSFBI allocated to the Company a provision for income taxes of $13 million related to discontinued operations for the three months ended March 31, 2003.

        Provision (benefit) for income taxes from continuing operations included in the condensed consolidated statements of income includes the following:

	For the Three Months Ended March 31,
	2004	2003
	(In millions)
Current:
U.S. federal	$15	$(88)
Foreign	—	—
State and local	3	2

Total current	18	(86)

Deferred:
U.S. federal	61	116

Total deferred	61	116

Provision for income taxes from continuing operations	$79	$30

        Excluded from the table above is a provision for income taxes for the three months ended March 31, 2003 of $13 million related to discontinued operations.

        The following table summarizes the difference between the federal statutory tax rate and the effective tax rate related to continuing operations for the three months ended March 31, 2004 and 2003:

	For the Three Months Ended March 31,
	2004		2003
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income
	(In millions)		(In millions)
Computed "expected" tax provision	$114	35.0%	$30	35.0%
Increase (decrease) due to:
Minority interests	(28)	(8.7)	—	—
Dividend exclusion	(4)	(1.2)	(8)	(9.1)
Entertainment expense	1	0.3	1	1.3
State and local taxes, net of federal income tax effects	2	0.5	1	1.3
Other	(6)	(1.7)	6	6.4

Provision for income taxes from continuing operations	$79	24.2%	$30	34.9%

        Deferred tax assets and deferred tax liabilities are generated by the following temporary differences:

	As of March 31, 2004	As of December 31, 2003
	(In millions)
Deferred tax assets:
Inventory	$167	$171
Investments	261	267
Other liabilities and accrued expenses, primarily compensation and benefits	1,080	1,196
Office facilities	24	24
Net operating loss carry forward	74	—
State and local taxes	34	36

Total deferred tax assets	1,640	1,694

Deferred tax liabilities:
Inventory	56	56
Investments	240	228
Office facilities	54	51
Other	39	40

Total deferred tax liabilities	389	375

Deferred tax assets net of deferred tax liabilities	1,251	1,319
Valuation allowance for state and local taxes	(34)	(36)

Net deferred tax asset	$1,217	$1,283

        Management has determined that the realization of the recognized gross deferred tax assets of $1.6 billion and $1.7 billion as of March 31, 2004 and December 31, 2003, respectively, is more likely than not based on anticipated future taxable income. In addition, for federal income tax purposes, the Company has planning strategies available that enhance its ability to utilize these tax benefits. However, if estimates of future taxable income are reduced, the amount of the deferred tax asset considered realizable could also be reduced. Further, due to uncertainty concerning the Company's ability to generate the necessary amount and mix of state and local taxable income in future periods, the Company maintains a valuation allowance against its deferred state and local tax asset in the amount of $34 million and $36 million as of March 31, 2004 and December 31, 2003, respectively.

6.    Transfers and Servicing of Financial Assets

        As of March 31, 2004 and December 31, 2003, the fair market value of assets that the Company pledged to counterparties was $194.8 billion and $163.7 billion, respectively, of which $53.2 billion and $47.6 billion, respectively, are included in financial instruments owned in the condensed consolidated statements of financial condition.

        The Company has also received similar assets as collateral that the Company has the right to re-pledge or sell. The Company routinely re-pledges or lends these assets to third parties. As of March 31, 2004 and December 31, 2003, the fair market value of the assets pledged to the Company was $181.8 billion and $162.3 billion, respectively, of which $162.3 billion and $154.3 billion, respectively, was sold or repledged.

Securitization Activities

        The Company originates and purchases commercial and residential mortgages for the purpose of securitization. The Company sells these mortgage loans to qualified special purpose entities ("QSPEs") or other VIEs. These QSPEs issue securities that are backed by the assets transferred to the QSPEs and pay a return based on the returns on those assets. Investors in these mortgage-backed securities typically have recourse to the assets in the QSPE. The investors and the QSPEs have no recourse to the Company's assets. CSFB LLC is an underwriter of, and makes a market in, these securities.

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

        The following table presents the proceeds and gain or loss related to the securitization of commercial mortgage loans, residential mortgage loans and CDOs for the three months ended March 31, 2004 and 2003:

	For the Three Months Ended March 31, 2004			For the Three Months Ended March 31, 2003
	Commercial mortgage loans	Residential mortgage loans	Collateralized debt obligations	Commercial mortgage loans	Residential mortgage loans	Collateralized debt obligations
	(In millions)
Proceeds from new securitizations	$1,299	$6,025	$401	$618	$6,726	$1,718
Gain on securitizations(1)	$63	$29	$5	$38	$36	$15

(1)
Includes the effects of hedging, underwriting and retained interest gains and losses but excludes all gains or losses, including net interest revenues, on assets prior to securitization.

        Excluded from the table above are proceeds of $3.4 billion and $12.9 billion, respectively, related to the securitization of agency mortgage-backed securities for the three months ended March 31, 2004 and 2003. For the three months ended March 31, 2004 and 2003, the Company realized gains of $2 million and $8 million, respectively, from these securitizations.

        Key economic assumptions used in measuring at the date of securitization the fair value of the retained interests resulting from securitizations completed during the three months ended March 31, 2004 and 2003 were as follows:

	For the Three Months Ended March 31, 2004			For the Three Months Ended March 31, 2003
	Commercial mortgage loans(1)	Residential mortgage loans	Collateralized debt obligations(2)	Commercial mortgage loans(1)	Residential mortgage loans	Collateralized debt obligations(2)
Weighted-average life (in years)	2.3	4.4	9.2	3.3	5.0	8.2
Prepayment speed assumption ("PSA") (in rate per annum)(3)	N/A	250 PSA to 300 PSA	N/A	N/A	200 PSA to 325 PSA	N/A
Cash flow discount rate (in rate per annum)(4)	3.6 to 10.3%	4.2 to 36.4%	2.9 to 5.9%	9.1 to 12.8%	4.3 to 37.5%	4.4 to 11.4%
Expected credit losses (in rate per annum)(5)	—	—	—	—	—	—

        The following table sets forth the fair value of retained interests from securitizations as of March 31, 2004, key economic assumptions used to determine the fair value and the sensitivity of the fair value to immediate adverse changes in those assumptions:

	As of March 31, 2004
	Commercial mortgage loans(1)	Residential mortgage loans	Collateralized debt obligations(2)
	(Dollars in millions)
Carrying amount/fair value of retained interests	$35	$1,589	$257
Weighted-average life (in years)	2.5	5.8	10.8
PSA (in rate per annum)(3)	N/A	265 PSA	N/A
Impact on fair value of 10% adverse change	—	$5	—
Impact on fair value of 20% adverse change	—	$15	—
Cash flow discount rate (in rate per annum)(4)	3.6%	5.1%	4.6%
Impact on fair value of 10% adverse change	$—	$34	$8
Impact on fair value of 20% adverse change	$1	$69	$17
Expected credit losses (in rate per annum)(5)	—	—	—
Impact on fair value of 10% adverse change(6)	$—	$1	$1
Impact on fair value of 20% adverse change(6)	$—	$1	$1

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

(5)
Expected credit losses are not expected to be significant because a significant portion of the beneficial interests retained as of March 31, 2004 and 2003 represent investment-grade interests.

(6)
The investment-grade retained interests were not subjected to credit stress because the subordinated bonds are expected to absorb the potential credit losses.

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

Variable Interest Entities

        The Company has variable interests in several CDO VIEs. In the normal course of its business, the Company purchases loans and other debt obligations from and on behalf of clients primarily for the purpose of securitization. These assets are sold to and warehoused by affiliates and, at the end of a warehousing period, the assets are sold to VIEs or QSPEs for securitization. The Company engages in these transactions to meet the needs of clients, earn fees and sell financial assets. The purpose of these CDO VIEs is to provide investors a return based on the underlying debt instruments of the CDO VIEs. In connection with its underwriting and market-making activities, the Company may retain interests in the CDO VIEs. The CDO entities may have actively managed ("open") portfolios or static or unmanaged ("closed") portfolios. The closed CDO transactions are typically structured to use QSPEs, which are not consolidated in the Company's financial statements.

        The Company has consolidated all CDO VIEs for which it is the primary beneficiary. As of March 31, 2004, the Company recorded $490 million, the carrying amount of the consolidated assets of these CDO VIEs that are collateral for the VIE obligations. The beneficial interests of these consolidated CDO VIEs are payable solely from the cash flows of the related collateral, and the creditors of these VIEs do not have recourse to the Company in the event of default.

        The Company retains significant debt and equity interests in open CDO VIEs that are not consolidated because the Company is not the primary beneficiary. The total assets in these CDO VIEs as of March 31, 2004 were $2.8 billion. The Company's maximum exposure to loss as of March 31, 2004 was $63 million, which was the amount of its retained interests, carried at fair value, in financial instruments owned.

        Certain of the Company's private equity funds are subject to FIN 46R. In the normal course of its private equity activities, the Company is typically the general partner and investment adviser to private equity funds, certain of which are offered as investment products to the Company's employees. The Company did not consolidate these private equity funds as of December 31, 2003 in accordance with the effective date and transition provisions of FIN 46R. As of January 1, 2004, the Company consolidated under FIN 46R private equity funds that are managed by the Company and have primarily current and former employee investors. As of March 31, 2004, the Company recorded $1.2 billion of additional private equity and other long-term investments and $978 million of minority interests in other liabilities in the condensed consolidated statements of financial condition through the consolidation of these private equity funds. For the three months ended March 31, 2004, the Company recorded an increase of $81 million in net revenues as a result of the consolidation of these private equity funds. Net income was unaffected as offsetting minority interests were recorded in the condensed consolidated statements of income.

7.    Borrowings

        Short-term borrowings are generally demand obligations with interest approximating the federal funds rate, LIBOR or other money market indices. Such borrowings are generally used to facilitate the securities settlement process, finance financial instruments owned and finance securities purchased by customers on margin. As of March 31, 2004 and December 31, 2003, there were no short-term borrowings secured by Company-owned securities.

        The following table sets forth the Company's short-term borrowings and their weighted average interest rates:

	Short-term borrowings		Weighted average interest rates
	As of March 31, 2004	As of December 31, 2003	As of March 31, 2004	As of December 31, 2003
	(In millions)
Bank loans, including loans from affiliates(1)	$22,888	$14,932	1.37%	1.31%
Commercial paper	1,117	1,052	1.05%	1.08%

Total short-term borrowings	$24,005	$15,984

(1)
Includes $22.5 billion and $14.5 billion in loans from affiliates as of March 31, 2004 and December 31, 2003, respectively.

        The Company has two commercial paper programs exempt from registration under the Securities Act of 1933 that allow the Company to issue up to $7.0 billion in commercial paper. As of both March 31, 2004 and December 31, 2003, $1.1 billion of commercial paper was outstanding under these programs.

        In April 2002, the Company filed with the Securities and Exchange Commission ("SEC") a shelf registration statement that allows the Company to issue from time to time up to $10.0 billion of senior and subordinated debt securities and warrants to purchase such securities. Under that shelf registration statement, the Company had, as of May 11, 2004, approximately $1.4 billion available for issuance.

        The following table sets forth the Company's long-term borrowings as of March 31, 2004 and December 31, 2003:

	As of March 31, 2004	As of December 31, 2003
	(In millions)
Senior notes 3.875%–8.00%, due various dates through 2032	$18,242	$16,791
Medium-term notes 0.98%–7.528%, due various dates through 2032	6,801	7,391
Structured borrowings 7.06%–16.06%, due various dates through 2014	111	139

Total long-term borrowings	$25,154	$24,321

Current maturities of long-term borrowings	$3,199	$2,239

        For the three months ended March 31, 2004 and 2003, interest paid on all borrowings and financing arrangements, including repurchase agreements, was $1.2 billion and $1.3 billion, respectively. As of March 31, 2004 and December 31, 2003, long-term borrowings included unrealized appreciation of approximately $1.2 billion and $808 million, respectively, associated with fair value hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"). As of March 31, 2004 and December 31, 2003, the Company had entered into interest rate swaps of $17.6 billion and $16.6 billion, respectively, on the Company's long-term borrowings for hedging purposes. Substantially all of these swaps qualified as fair value hedges under SFAS 133. See Note 11 for more information.

        The Company maintains a 364-day $1.0 billion committed unsecured revolving credit facility with a syndicate of banks available to the Company as borrower. This facility, which is guaranteed by CSG, will terminate on May 21, 2004. As of March 31, 2004, CSFB LLC maintained three 364-day committed secured revolving credit facilities totaling $700 million, with two facilities totaling $450 million maturing in August and November 2004 and one facility for $250 million maturing in February 2005. These facilities require CSFB LLC to pledge unencumbered marketable securities to secure any borrowings. Borrowings under each facility would bear interest at short-term rates related to either the federal funds rate or LIBOR and can be used for general corporate purposes. The facilities contain customary covenants that the Company believes will not impair its ability to obtain funding. As of March 31, 2004, no borrowings were outstanding under any of the facilities.

First Quarter 2004 Financings:

        In the three months ended March 31, 2004, the Company issued longer-dated fixed income securities to extend the maturity profile of the Company's debt. For the three months ended March 31, 2004, the Company issued $1.0 billion of 5.125% notes due 2014 under its $10.0 billion dollar shelf registration statement established in April 2002.

        During the three months ended March 31, 2004, the Company repaid approximately $595 million of medium-term notes and $31 million of structured notes.

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

        The Company's subsidiaries manage many private equity partnerships (the "Funds"). When the investment performance on CSFB-managed Funds exceeds specific thresholds, the Company and certain other general partners (the "GPs") may be entitled to receive a carried interest distribution. Carried interest distributions are based on the cumulative investment performance of each Fund at the time the distribution is made. As a result, the Company, in its capacity as a GP (or general partner or managing member of a GP), may be obligated to return to investors in the Funds all or a portion of the carried interest distributions received by the GPs if the GPs have received excess carried interest payments over the life of the Funds under the governing documents of the Funds. The amount of such contingent obligation is based upon the performance of the Funds but cannot exceed the amount of carried interest received by the GPs. As of March 31, 2004 and December 31, 2003, the maximum amount of such contingent obligations was $249 million and $252 million, respectively, assuming the Funds' remaining investments were worthless. Assuming the Funds' remaining investments were sold at their current carrying values, as of March 31, 2004 and December 31, 2003, the contingent obligations would have been $10 million and $6 million, respectively.

        In addition, pursuant to certain contractual arrangements, the Company is obligated to make cash payments to certain investors in certain Funds if specified performance thresholds are not met by such Funds. As of March 31, 2004 and December 31, 2003, the maximum amount of such contingent obligations was $53 million and $46 million, respectively, assuming the Funds' remaining investments were worthless. Assuming the Funds' remaining investments were sold at their current carrying values as of March 31, 2004 and December 31, 2003, there would have been no contingent obligations.

        As of March 31, 2004 and December 31, 2003, the Company had investments in private equity and other long-term investments of $2.3 billion and $1.1 billion, respectively, and had commitments to invest up to an additional $1.2 billion and $1.3 billion as of March 31, 2004 and December 31, 2003, respectively. See Note 6 for more information. The cost of these investments was $2.6 billion and $1.5 billion as of March 31, 2004 and December 31, 2003, respectively. The increase in the private equity and other long-term investments was principally related to the Company's adoption of FIN 46R. Changes in net unrealized appreciation/depreciation arising from changes in fair value and the gain or loss realized upon sale are reflected in principal transactions-net in the condensed consolidated statements of income.

9.    Net Capital

        The Company's principal wholly owned subsidiary, CSFB LLC, is a registered broker-dealer, registered futures commission merchant and member firm of the New York Stock Exchange, Inc. ("NYSE"). As such, it is subject to the NYSE's net capital rule, which conforms to the uniform net capital rule pursuant to Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the alternative method permitted by this rule, the required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds, whichever is greater. If a member firm's net capital is less than four percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm's net capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. As of March 31, 2004, CSFB LLC's net capital of approximately $3.0 billion was 51% of aggregate debit balances and in excess of the minimum requirement by approximately $2.9 billion.

        The Company's over-the-counter ("OTC") derivatives dealer subsidiary, Credit Suisse First Boston Capital LLC ("CSFB Capital LLC"), is also subject to the uniform net capital rule, but calculates its net capital based on value at risk under Appendix F of Rule 15c3-1 under the Exchange Act. As of March 31, 2004, CSFB Capital LLC's net capital of $158 million, allowing for market and credit risk exposure of $45 million and $62 million, respectively, was in excess of the minimum net capital requirement by $138 million. CSFB Capital LLC operates pursuant to the (k)(2)(ii) exemptive provisions of Rule 15c3-3 of the Exchange Act, and, accordingly, all customer transactions are cleared through CSFB LLC on a fully disclosed basis.

        Certain other subsidiaries are subject to capital adequacy requirements. As of March 31, 2004, the Company and its subsidiaries complied with all applicable regulatory capital adequacy requirements.

10.    Cash and Securities Segregated Under Federal and Other Regulations

        In compliance with the Commodity Exchange Act, CSFB LLC segregates funds deposited by customers and funds accruing to customers as a result of trades or contracts. As of March 31, 2004 and December 31, 2003, cash and securities aggregating $2.8 billion and $2.6 billion, respectively, were segregated or secured by CSFB LLC in separate accounts exclusively for the benefit of customers.

        In accordance with the SEC's no-action letter dated November 3, 1998, CSFB LLC computed a reserve requirement for the proprietary accounts of introducing broker-dealers. As of March 31, 2004 and December 31, 2003, CSFB LLC segregated securities aggregating $107 million and $196 million, respectively, on behalf of introducing broker-dealers.

        In addition, CSFB LLC segregated U.S. Treasury securities with a market value of $3.5 billion and $3.3 billion as of March 31, 2004 and December 31, 2003, respectively, in a special reserve bank account exclusively for the benefit of customers as required by Rule 15c3-3 of the Exchange Act.

11.    Derivatives Contracts

        The Company uses derivatives contracts for trading and hedging purposes and to provide products for clients. These derivatives include options, forwards, futures and swaps.

Non-trading Derivatives

        The Company hedges its fixed rate debt by using interest rate swaps. These swaps are considered hedging instruments and qualify as fair value hedges under SFAS 133. For qualifying fair value hedges, the changes in fair value of both the hedging instrument and the underlying debt are included in principal transactions-net and the interest flows are included in interest income and dividends, net of interest expense in the condensed consolidated statements of income.

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

        The gains and losses related to the ineffective component of the fair value hedges were not material for the three months ended March 31, 2004 and 2003.

        Other derivatives used for hedging purposes that do not qualify as hedges under SFAS 133 are carried at fair value with changes in value and interest flows included in principal transactions—net in the condensed consolidated statements of income. For the three months ended March 31, 2004 and 2003, the Company recognized a pre-tax gain of $3 million and $2 million, respectively, for these derivatives.

Trading Derivatives

        The Company enters into various transactions using derivatives for trading purposes, to hedge trading exposures or to provide products to its clients. These derivatives include options, forwards, futures and swaps. Trading derivative contracts are carried at fair value with changes in unrealized and realized gains and losses and interest flows included in principal transactions-net in the condensed consolidated statements of income.

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

        For futures contracts and options on futures contracts, the change in the market value is settled with a clearing broker in cash each day. As a result, the credit risk with the clearing broker is limited to the net positive change in the market value for a single day, which is recorded in receivables (payables) from (to) brokers, dealers and others in the condensed consolidated statements of financial condition.

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

Quantitative Disclosures for All Derivatives

        The fair values of all derivatives contracts outstanding as of March 31, 2004 and December 31, 2003 were as follows:

	As of March 31, 2004		As of December 31, 2003
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Options	$2,901	$3,020	$2,892	$2,756
Forward contracts	1,439	881	695	257
Swaps	2,456	1,103	1,986	942

Total	$6,796	$5,004	$5,573	$3,955

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

        The following table presents the pension expense by component for the Qualified Plan, the Supplemental Plan and the Other Plans for the three months ended March 31, 2004 and 2003:

	For the Three Months Ended March 31,
	2004	2003
	(In millions)
Components of Net Periodic Benefit Cost:
Service cost	$7	$9
Interest cost	11	10
Expected return on plan assets	(13)	(11)
Amortization of loss	6	4
Amortization of prior service cost	(1)	—
Recognized net actuarial loss	—	(1)

Net periodic benefit cost	$10	$11

        The Company made a payment of $150 million to the Qualified Plan in January 2004. The Company made payments of $2 million to participants in the Supplemental Plan and the Other Plans during the first quarter of 2004 and expects to pay a total of $8 million for the year ended December 31, 2004.

13.    Leases and Commitments

        The following table sets forth the Company's minimum operating lease commitments as of March 31, 2004:

Period	(In millions)
2004	$121
2005	153
2006	147
2007	139
2008	130
2009-2025	1,197

Total(1)	$1,887

(1)
Includes contractual obligations related to certain information technology, equipment leases and software licenses of $14 million and excludes sublease revenue of $329 million.

        The following table sets forth certain of the Company's long-term commitments, including the current portion, as of March 31, 2004:

	Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total commitments
	(In millions)
Standby resale agreements(1)	$—	$75	$—	$—	$75
Private equity(2)	207	92	250	699	1,248
Resale agreements(3)	7,166	689	300	27	8,182

Total commitments	$7,373	$856	$550	$726	$9,505

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

        The Company has access to standby letters of credit of $234 million and $95 million as of March 31, 2004 and December 31, 2003, respectively, in order to satisfy counterparty collateral requirements.

        In connection with its residential mortgage business, the Company may from time to time, arrange for the sale of certain qualifying mortgage loans or pools of mortgage loans (the "Loans") to an unaffiliated entity (the "Purchaser") pursuant to an agreement between the Company and the Purchaser. In accordance with the agreement, the Company may be required to repurchase one or more Loans, including the related hedge positions, from the Purchaser at its request in accordance with the terms of the agreement. As of March 31, 2004, the Purchaser has the right to request the Company to repurchase approximately $1.7 billion of Loans from the Purchaser pursuant to the terms of the agreement.

        The Company had no capital lease or purchase obligations as of March 31, 2004. For information about certain of the Company's additional commitments, see Notes 7, 8 and 14.

14.    Guarantees

        In the ordinary course of business, the Company enters into guarantee contracts as guarantor. FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), requires disclosure by a guarantor of its maximum potential payment obligations under certain of its guarantees to the extent that it is possible to estimate them. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing such guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that certain events or conditions occur. With certain exceptions, these liability recognition requirements apply to any new guarantees entered into, or existing guarantees that are modified, after December 31, 2002.

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

        The following table sets forth the maximum quantifiable contingent liability associated with guarantees covered by FIN 45 as of March 31, 2004 by maturity:

	Guarantee of Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total guarantees
	(In millions)
Performance guarantees	$73	$87	$166	$342	$668
Derivatives	5,271	2,356	1,329	1,066	10,022
Related party guarantees	—	—	—	3,725	3,725

Total guarantees	$5,344	$2,443	$1,495	$5,133	$14,415

Performance Guarantees

        In the ordinary course of business, the Company enters into contracts that would require it, as the guarantor, to make payments to the guaranteed party based on a third party's failure to perform under an agreement. As of March 31, 2004, the Company had a maximum contingent liability of $668 million under performance guarantees.

  Federal National Mortgage Association ("FNMA") Activities

        As part of the Company's commercial mortgage activities, the Company sells certain commercial mortgages that it has originated to FNMA and agrees to bear a percentage of the losses should the borrowers fail to perform. The Company also issues guarantees that require it to reimburse FNMA for losses on certain whole loans underlying mortgage-backed securities issued by FNMA and, as of March 31, 2004, recorded liabilities of $8 million related to these guarantees. The Company's maximum potential exposure related to these guarantees, assuming all the borrowers failed to perform, was $399 million as of March 31, 2004.

  Guarantees of Collection of Prepayment Penalties

        As part of the Company's residential mortgage securitization activities, the Company at times guarantees the collection by the servicer and remittance to the securitization trust of prepayment penalties. As of March 31, 2004, the Company's maximum exposure under the guarantees, assuming that the servicers fail to collect and remit every prepayment penalty, was $269 million.

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

        FIN 45 does not require disclosures about derivatives instruments if they can be cash settled and the Company has no basis to conclude that it is probable that the counterparties held the underlying instruments related to the derivatives instruments at the inception of the contract. Derivatives meeting both of these criteria are not disclosed in the table above.

        As of March 31, 2004, the Company recorded $201 million in derivatives that met the definition of a guarantee under FIN 45. These are reflected as derivatives contracts in the condensed consolidated statements of financial condition. The maximum gross contingent liability, excluding any potential offset from hedging activities related to these contracts, was $10.0 billion, of which $5.3 billion was with CSG affiliates, and represents the obligation of the Company in the event that all the underlying financial instruments are worthless, the likelihood of which the Company believes is remote. For more information on derivatives, see Note 11.

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

        The Company issues guarantees to customers with respect to certain obligations of its affiliates in the ordinary course of business, including, but not limited to, certain derivatives transactions. Failure to perform by an affiliate would require the Company to perform under the guarantee. The maximum contingent liability of future payments of guarantees issued to counterparties of affiliates as of March 31, 2004 was $3.7 billion. While the maximum contingent liability represents possible future payments under the guarantees, the Company believes that the likelihood of nonperformance by these affiliates is remote. Excluded from the maximum contingent liability above are certain guarantees for which an estimate cannot be made because the exposure is unlimited and therefore impossible to estimate.

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

  Tax Gross-up Arrangements

        As a normal part of issuing its own securities, the Company typically agrees to reimburse holders for additional tax withholding charges or assessments resulting from changes in applicable tax laws or the interpretation of those laws. Securities that include these agreements to pay additional amounts generally also include a related redemption or call provision if the obligation to pay the additional amounts results from a change in law or its interpretation and the obligation cannot be avoided by the issuer taking reasonable steps to avoid the payment of additional amounts. Since such potential obligations are dependent on future changes in tax laws, the Company has determined that it is not possible to make an estimate of the maximum amount it could be obligated to pay as a result of such changes. In light of the related redemption or call provisions generally included in the securities, the Company does not expect any potential liabilities in respect of tax gross-ups to be material.

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

15.    Industry Segment and Geographic Data

        As of January 1, 2004, the Company transferred the private equity and private fund businesses from the Institutional Securities segment to the Financial Services segment, which has been renamed Wealth & Asset Management. In addition, the Company changed the presentation of the Institutional Securities and Wealth & Asset Management segment results. Prior period segment numbers have been changed to conform to the new segment reporting structure.

        The Company operates and manages its businesses through two operating segments: the Institutional Securities segment, consisting primarily of the Investment Banking and Trading divisions; and the Wealth & Asset Management segment, consisting of the Private Client Services, Private Equity and Private Fund divisions.

        The Company's segments are managed based on types of products and services offered and their related client bases. The Company evaluates the performance of its segments based primarily on income from continuing operations before provision for income taxes, minority interests and discontinued operations.

The Institutional Securities segment consists of:

  •
  the Investment Banking division, which serves a broad range of users and suppliers of capital and provides financial advisory and securities underwriting and placement services; and

  •
  the Trading division, which trades equity and equity-related products, including listed and OTC derivatives, fixed income financial instruments and derivatives and risk management products, and engages in securities lending and borrowing.

        The Institutional Securities segment also includes the results from legacy private equity and distressed assets.

The Wealth & Asset Management segment consists of:

  •
  the Private Client Services division, which is a financial advisory business serving high-net-worth individuals and corporate investors with a wide range of CSFB and third-party investment management products and services;

  •
  the Private Equity division, which makes privately negotiated investments and acts as an investment advisor for private equity funds; and

  •
  the Private Fund division, which raises private capital, primarily from institutional investors, for direct investment by venture capital, management buyout and other investment firms in a variety of fund types.

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

        The following table sets forth the net revenues excluding net interest, net interest revenue, total net revenues, total expenses and income from continuing operations before provision for income taxes, minority interests and discontinued operations and assets of the Company's segments.

	Institutional Securities	Wealth & Asset Management	Total Segment
	(In millions)
For the three months ended March 31, 2004:
Net revenues excluding net interest	$703	$230	$933
Net interest revenue	637	10	647

Total net revenues(1)	1,340	240	1,580
Total expenses	1,095	158	1,253

Income(2)	$245	$82	$327

Segment assets as of March 31, 2004	$262,162	$3,283	$265,445

For the three months ended March 31, 2003:
Net revenues excluding net interest	$524	$138	$662
Net interest revenue	535	4	539

Total net revenues(1)	1,059	142	1,201
Total expenses	964	150	1,114

Income(2)	$95	$(8)	$87

Segment assets as of December 31, 2003	$239,733	$1,833	$241,566

(1)
Interest income and expense is accrued at the stated coupon rate for coupon-bearing financial instruments, and for non-coupon-bearing financial instruments, interest income is recognized by accreting the discount over the life of the instrument. For coupon-bearing financial instruments purchased at a discount or premium, the difference between interest income and expense accrued at the stated coupon rate and interest income and expense determined on an effective yield basis is included in principal transactions-net in the Company's condensed consolidated statements of income and in net revenues excluding net interest above.

(2)
Income from continuing operations before provision for income taxes, minority interests and discontinued operations.

        The Company's principal operations are located in the United States. The Company's foreign revenues are not significant.

16.    Goodwill and Identifiable Intangible Assets

        On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. Under the standard, goodwill and indefinite-lived intangible assets are reviewed annually for impairment instead of being amortized to earnings. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment.

        As of March 31, 2004 and December 31, 2003, the Company had $532 million of goodwill. As of March 31, 2004 and December 31, 2003, the Company had identifiable intangible assets (primarily software and customer lists, which are being amortized over useful lives ranging from five to 20 years) of $42 million and $46 million, net of accumulated amortization of $50 million and $47 million, respectively, included in other assets and deferred amounts in the condensed consolidated statements of financial condition. The reported goodwill and intangible assets reflect the transfer by CSFBI of the high-net-worth business of CSAM to the Private Client Services division on March 31, 2004. See Note 1 for more information on the transfer.

17.    Legal Proceedings

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

        It is inherently difficult to predict the outcome of many of these matters. In presenting the condensed consolidated financial statements, management makes estimates regarding the outcome of these matters and records a reserve and takes a charge to income when losses with respect to such matters are probable and can be reasonably estimated. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company's defenses and its experience in similar cases or proceedings.

Independent Accountants' Review Report

The Board of Directors and Stockholder
Credit Suisse First Boston (USA), Inc.:

        We have reviewed the accompanying condensed consolidated statement of financial condition of Credit Suisse First Boston (USA), Inc. and subsidiaries as of March 31, 2004, the related condensed consolidated statements of income for the three-month periods ended March 31, 2004 and 2003, and the related condensed consolidated statements of changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of Credit Suisse First Boston (USA), Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ KPMG LLP New York, New York May 10, 2004

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

BUSINESS ENVIRONMENT

        Our principal business activities, investment banking, private equity, securities underwriting and sales and trading, are, by their nature, highly competitive and subject to general market conditions that include volatile trading markets and fluctuations in the volume of new issues and public and private mergers and acquisitions activities and fluctuations in the value of financial instruments. Consequently, our results have been, and are likely to continue to be, subject to wide fluctuations reflecting the impact of many factors beyond our control, including securities market conditions, the level and volatility of interest rates, competitive conditions, the size and timing of transactions and the geopolitical environment.

        The U.S. economy experienced robust growth in the first quarter of 2004, with low interest rates and low inflation. While improvement in the manufacturing sector suggests that the economic recovery is becoming broader, this sentiment has been tempered by concerns over employment data. The major stock market indices were flat for the first quarter of 2004 as the Dow Jones Industrial Average declined 1%, the Standard & Poor's 500 stock index rose 1% and the NASDAQ composite index declined 1%.

        The fixed income markets managed positive returns for the first quarter of 2004, as yields declined and spreads widened. Treasury returns outpaced those of investment grade and high-yield bonds. During the first quarter, the Federal Reserve Board's federal funds rate was unchanged at 1%, its lowest point since 1958. The improving economy has raised concerns that inflation and interest rates may begin rising later in 2004.

        The dollar value of U.S. debt underwriting decreased in the first quarter of 2004 compared to the first quarter of 2003, primarily as a result of a sharp decline in mortgage-backed securities underwriting. Partially offsetting this decrease were increases in high-yield and asset-backed securities underwriting. The dollar value of U.S. equity and equity-related underwriting increased in the first quarter of 2004 compared to the first quarter of 2003. Mergers and acquisitions activity continued to show signs of recovery. Despite the increase in the number of announced deals, the dollar value of completed mergers and acquisitions in the United States for the first quarter of 2004 decreased compared with the first quarter of 2003.

MANAGEMENT OVERVIEW

        Market and economic conditions improved in the first three months of 2004 but continued to remain challenging. Net revenues in the first three months of 2004 increased significantly compared with the first three months of 2003, with improved revenues in both the Institutional Securities and the Wealth & Asset Management segments and across many products. Equity trading, particularly risk arbitrage, proprietary and program trading, improved in the first three months of 2004 without a significant increase in our risk profile. Fixed income and equity underwriting revenues increased, but mergers and acquisitions fees and market share declined. Employee compensation and benefits expenses increased, reflecting revenue increases, but other expenses decreased due to continued cost controls and decreased merger related costs, reflecting the substantial completion of retention awards. Net income of $167 million in the first three months of 2004 was more than double that of the first three months of 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

        Our significant accounting policies and a discussion of new accounting pronouncements are disclosed in Note 1 of the consolidated financial statements in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2003. We believe that the critical accounting policies discussed below involve the most complex judgments and assessments. We believe that the estimates and assumptions used in the preparation of the condensed consolidated financial statements are prudent, reasonable and consistently applied.

Fair Value

        As is the normal practice in our industry, the values we report in the condensed consolidated financial statements with respect to Financial instruments owned and Financial instruments sold not yet purchased are in most cases based on fair value, with related unrealized and realized gains or losses included in the condensed consolidated statements of income. Commercial mortgage whole loans and certain residential mortgage whole loans held for sale are carried at the lower of aggregate cost or fair value.

        Fair value may be objective, as is the case for exchange-traded instruments for which quoted prices in price-efficient and liquid markets generally exist, or as is the case where a financial instrument's fair value is derived from actively quoted prices or pricing parameters or alternative pricing sources with a reasonable level of price transparency. For financial instruments that trade infrequently and have little price transparency, fair value may be subjective and require varying degrees of judgment depending on liquidity, concentration, uncertainty of market factors, pricing assumptions and other risks affecting the specific instrument. In such circumstances, valuation is based on management's best estimate of fair value. In addition, valuation of financial instruments ordinarily based on quoted prices may be distorted in times of market dislocation.

  Controls Over Fair Valuation Process

        Control processes are applied to ensure that the fair value of the financial instruments reported in our condensed consolidated financial statements, including those derived from pricing models, are appropriate and measured on a reliable basis. The Company bases fair value on observable market prices or market-based parameters whenever possible. In the absence of observable market prices or market-based parameters in an active market or from comparable market transactions, or other observable data supporting fair value based on a model at the inception of a contract, fair value is based on the transaction price. Control processes are designed to ensure that the valuation approach is appropriate and the assumptions are reasonable.

        Control processes include the approval of new products, review of profit and loss, risk monitoring and review, price verification procedures and reviews of models used to price financial instruments by senior management and personnel with relevant expertise who are independent of the trading and investment functions.

        The Company also has agreements with certain counterparties to exchange collateral based on the fair value of derivatives contracts. Through this process, one or both parties provide the other party with the fair value of these derivatives contracts in order to determine the amount of collateral required. This exchange of information provides additional support for the Company's derivatives contracts valuations. As part of the Company's over-the-counter, or OTC, derivatives business, the Company and other participants provide pricing information to aggregation services that compile this data and provide this information to subscribers. This information is considered in the determination of fair value for certain OTC derivatives.

        For further discussion of our risk management policies and procedures, see "Quantitative and Qualitative Disclosures About Market Risk" in Part I, Item 3 and in our Annual Report on Form 10-K for the year ended December 31, 2003.

  Valuation

        For purposes of valuation, we categorize our financial instruments as cash products, derivatives contracts and private equity investments. As of March 31, 2004 and December 31, 2003, the fair value of cash products, derivatives contracts and private equity investments was:

	As of March 31, 2004		As of December 31, 2003
	Financial instruments owned	Financial instruments sold not yet purchased	Financial instruments owned	Financial instruments sold not yet purchased
	(In millions)
Cash products	$94,579	$34,540	$73,210	$31,790
Derivatives contracts	6,796	5,004	5,573	3,955
Private equity investments	2,301	—	1,123	—

Total	$103,676	$39,544	$79,906	$35,745

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

        In addition, we hold positions in cash products that are thinly traded or for which no market prices are available, and which have little or no price transparency. These products include certain high-yield debt securities, distressed debt securities, mortgage loans, certain mortgage-backed and asset-backed securities, certain collateralized debt obligations, or CDOs, and equity securities that are not publicly traded. The techniques used to determine fair value for these instruments are based on the type of product. Some of these valuation techniques require us to exercise a substantial amount of judgment, for example, in determining the likely future cash flows or default recovery on distressed debt instruments or asset-backed obligations or the likely impact of country or market risk on various investments. Valuation techniques for certain of these products are described more fully below.

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

  Derivatives Contracts

        Our derivatives contracts consist of OTC and exchange-traded derivatives, and the fair value of these as of March 31, 2004 and December 31, 2003 was as follows:

	As of March 31, 2004		As of December 31, 2003
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Exchange-traded	$2,551	$2,533	$2,552	$2,292
OTC	4,245	2,471	3,021	1,663

Total	$6,796	$5,004	$5,573	$3,955

        The fair value of exchange-traded derivatives is typically derived from the observable exchange price and/or observable market parameters. Our primary exchange-traded derivatives include futures and certain option agreements. OTC derivatives include forwards, swaps and options on foreign exchange, interest rates, equities and credit products. Fair values for OTC derivatives are determined on the basis of internally developed proprietary models using various input parameters. The input parameters include those characteristics of the derivative that have a bearing on the economics of the instrument and market parameters. In well-established derivatives markets, the use of a particular model may be widely accepted. For example, the Black-Scholes model is widely used to calculate the fair value of many types of options. These models are used to calculate the fair value of OTC derivatives and to facilitate the effective risk management of the portfolio. The determination of the fair value of many derivatives involves only limited subjectivity because the required input parameters are observable in the marketplace. For other more complex derivatives, subjectivity relating to the determination of input parameters reduces price transparency. Specific areas of subjectivity include long-dated volatilities on OTC option transactions and recovery rate assumptions for credit derivatives transactions. Uncertainty of pricing assumptions and liquidity are also considered as part of the valuation process. Because of these uncertainties, we do not recognize a dealer profit or unrealized gain at the inception of a derivatives transaction unless the valuation underlying the unrealized gain is evidenced by quoted market prices in an active market, observable prices of other current market transactions or other observable data supporting a valuation technique in accordance with Emerging Issues Task Force Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." As of March 31, 2004 and December 31, 2003, most of the replacement values reported in our condensed consolidated statements of financial condition were derived using observable input parameters. For further information on the fair value of derivatives as of March 31, 2004 and December 31, 2003, see "—Derivatives—Sources and Maturities of OTC Derivatives" and Note 11 of the condensed consolidated financial statements in Part I, Item 1.

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

        The Company categorizes its private equity investments into three categories, CSFB-managed funds, direct investments and funds managed by third parties. The increase in CSFB-managed funds reflects the additional $1.2 billion in private equity investments as a result of our consolidation under the Financial Accounting Standards Board Interpretation, or FIN, No. 46, "(Revised 2003) Consolidation of Variable Interest Entities," or FIN 46R, of certain private equity funds. For more information see Note 6 of the condensed consolidated financial statements in Part I, Item 1. The following table sets forth the fair value of our private equity investments by category as of March 31, 2004 and December 31, 2003:

	As of March 31, 2004		As of December 31, 2003
	Fair value	Percent of total	Fair value	Percent of total
	(In millions)		(In millions)
CSFB-managed funds	$2,035	88%	$839	74%
Direct investments	22	1	5	1
Funds managed by third parties	244	11	279	25

Total	$2,301	100%	$1,123	100%

        CSFB-Managed Funds.    CSFB-managed funds are partnerships and related "side by side" direct investments for which CSFB acts as the fund's advisor and makes investment decisions. As of March 31, 2004 and December 31, 2003, approximately 77% and 80%, respectively, of CSFB-managed fund investments, excluding the private equity funds that were consolidated under FIN 46R, were in private securities. The fair value of our investments in CSFB-managed fund of funds partnerships is based on the valuation received from the underlying fund manager.

        Direct Investments.    Direct investments are generally debt and equity securities that are not made through or "side by side" CSFB-managed funds and consist of public and private securities. These investments are priced in accordance with the procedures for CSFB-managed or third-party managed funds. As of March 31, 2004 and December 31, 2003, approximately 80% and 82%, respectively, of direct investments were in private securities.

        Funds Managed by Third Parties.    Funds managed by third parties are investments by the Company as a limited partner in a fund managed by an external fund manager. The fair value of these funds is based on the valuation received from the general partner of the fund.

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

        This evaluation requires significant management judgment, primarily with respect to projected taxable income. The estimate of future taxable income can never be predicted with certainty. It is derived from budgets and strategic business plans but is dependent on numerous factors, some of which are beyond our control. Substantial variance of actual results from estimated future taxable income, or changes in our estimate of future taxable income, could lead to changes in deferred tax assets being realizable or considered realizable, and would require a corresponding adjustment to the valuation allowance.

        As of March 31, 2004, we had deferred tax assets resulting from temporary differences that could reduce taxable income in future periods. The condensed consolidated statements of financial condition as of March 31, 2004 and December 31, 2003 include deferred tax assets of $1.6 billion and $1.7 billion, respectively, and deferred tax liabilities of $389 million and $375 million, respectively. Due to uncertainty concerning our ability to generate the necessary amount and mix of state and local taxable income in future periods, we maintained a valuation allowance against our deferred state and local tax assets in the amount of $34 million and $36 million as of March 31, 2004 and December 31, 2003, respectively. For further information on the temporary differences that generate deferred tax assets, see Note 5 of the condensed consolidated financial statements in Part I, Item 1.

Litigation Contingencies

        From time to time, we are involved in a variety of legal, regulatory and arbitration matters in connection with the conduct of our business. It is inherently difficult to predict the outcome of many of these matters, particularly those cases in which the matters are brought on behalf of various classes of claimants, seek damages of unspecified or indeterminate amounts or involve novel legal claims. In presenting our condensed consolidated financial statements, management makes estimates regarding the outcome of legal, regulatory and arbitration matters and takes a charge to income when losses with respect to such matters are probable and can be reasonably estimated. Charges, other than those taken periodically for cost of defense, are not established for matters when losses cannot be reasonably estimated. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel and other advisers, our defenses and our experience in similar cases or proceedings. For a discussion of legal proceedings, see "Legal Proceedings" in Part II, Item 1.

RECENT DEVELOPMENTS

        Credit Suisse First Boston, Inc., or CSFBI, our immediate parent company, transferred the high-net-worth business of Credit Suisse Asset Management, LLC, or CSAM, a wholly owned subsidiary of CSFBI, to us as a capital contribution of $221 million on March 31, 2004, and this business is part of our Private Client Services business. The transfer of this business was accounted for at historical cost in a manner similar to pooling-of-interest accounting because CSAM and we were under the common control of CSFBI at the time of transfer. Accordingly, we have restated our financial information for all periods presented to reflect the results of operations, financial condition, cash flows and changes in stockholders' equity of the CSAM high-net-worth business as if we had acquired it on November 3, 2000, the date that we were acquired by CSFBI. The transferred assets of this business consist principally of goodwill and intangible assets relating primarily to CSAM's acquisition of Warburg Pincus Asset Management in 1999. In December 2003, CSAM wrote down the value of its high-net-worth intangible assets, resulting in a pre-tax loss of $200 million and an after-tax loss of $130 million. We will reflect this loss in our operating results when we restate our results of operations for the year ended December 31, 2003. For the three months ended March 31, 2004 and 2003, the impact of the CSAM high-net-worth business on the Company's total net revenues was an increase of $1 million. For the three months ended March 31, 2004, there was no impact from the CSAM high-net-worth business in the Company's net income. For the three months ended March 31, 2003, the impact of the CSAM high-net-worth business was a decrease in the Company's net income of $2 million.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

        The following table sets forth a summary of our financial results for the three months ended March 31, 2004 and 2003. On May 1, 2003, we sold the Pershing unit, or Pershing, to The Bank of New York Company, Inc. The results of operations for Pershing are presented as discontinued operations in the condensed consolidated statements of income and in the following table.

	For the Three Months Ended March 31,
	2004	2003
	(In millions)
Total net revenues	$1,580	$1,201
Total expenses	1,253	1,114

Income from continuing operations before provision for income taxes, minority interests and discontinued operations	327	87
Provision for income taxes	79	30
Minority interests	81	—

Income from continuing operations	167	57
Income from discontinued operations, net of income tax provision of $13 in 2003	—	24

Net income	$167	$81

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

        Interest income and expense is accrued at the stated coupon rate for coupon-bearing financial instruments, and for non-coupon-bearing financial instruments, interest income is recognized by accreting the discount or premium over the life of the instrument. For coupon-bearing financial instruments purchased at a discount or premium, the difference between interest income and expense accrued at the stated coupon rate and interest income and expense determined on an effective yield basis is included in principal transactions-net in the condensed consolidated statements of income.

        We use interest rate swaps to hedge the interest rate exposure associated with certain resale and repurchase agreements. These interest rate swaps are carried at fair value while the resale and repurchase agreements are carried at contract amounts, with interest income or expense accruing over the term of the agreement. As a result, increases and decreases in the value of the interest rate swaps are not offset by decreases and increases in the value of the resale and repurchase agreements until the securities are repurchased or sold. Therefore, our net revenues are subject to fluctuations from period to period.

        Our businesses are materially affected by conditions in the financial markets and economic conditions generally, including geopolitical events. Unpredictable or adverse market and economic conditions have adversely affected and may in the future adversely affect our results of operations. See "Business—Certain Factors That May Affect Our Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2003.

        The Company recorded net income of $167 million for the three months ended March 31, 2004 compared to net income of $81 million for the three months ended March 31, 2003.

        Total net revenues increased $379 million, or 32%, to $1.6 billion for the three months ended March 31, 2004, as principal transactions, investment banking and advisory, commissions and net interest revenues were all higher compared to the three months ended March 31, 2003. Principal transactions were higher primarily due to improved equity trading results and to our consolidation of certain private equity funds, which resulted in an increase in net revenues although net income was unaffected as offsetting minority interests were recorded. The increases were partially offset by losses on derivatives that hedged certain financial instruments and resale and repurchase agreements. Investment banking and advisory fees increased due to growth in equity and debt underwriting revenues, partially offset by declines in mergers and acquisitions fees. Commissions increased primarily as a result of increased trading activity in equity cash products and fixed income listed derivatives. Net interest income benefited from decreased financing costs, reflecting the low interest rates in the period.

        Total expenses increased $139 million, or 12%, to $1.3 billion for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The increase was principally due to increases in employee compensation and benefits expenses, partially offset by lower merger-related costs and decreases in other operating expenses. See "—Expenses."

Results by Segment

        As of January 1, 2004, we transferred the private equity and private fund businesses from the Institutional Securities segment to the Financial Services segment, which has been renamed Wealth & Asset Management. In addition, we changed the presentation of the Institutional Securities and Wealth & Asset Management segment results. The operations of the Institutional Securities segment are presented in two divisions: Investment Banking, which includes debt and equity underwriting and financial advisory services; and Trading, which includes our debt and equity sales and trading and other related activities. The Institutional Securities segment also includes the results from legacy private equity and distressed assets. The operations of the Wealth & Asset Management segment are presented in three divisions: Private Client Services, Private Equity and Private Fund. Prior period segment numbers have been changed to conform to the new segment reporting structure. These segment changes did not affect our previously reported consolidated results of operations.

        We expect to file on Form 8-K, promptly following the filing of this report, historical financial information, restated to reflect the transfer of the CSAM high-net-worth business and the changes in segments.

        Our segments are managed based on types of products and services offered and their related client bases. We evaluate the performance of our segments based primarily on income from continuing operations before provision for income taxes, minority interests and discontinued operations.

        Revenues are evaluated in the aggregate, including an assessment of trading gains and losses and the related interest income and expense attributable to financing and hedging positions. Therefore, individual revenue categories may not be indicative of the performance of the segment results.

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

  Institutional Securities

        The Institutional Securities segment consists of the Investment Banking and Trading divisions and the results from legacy private equity and distressed assets. The Investment Banking division raises and invests capital and provides financial advice to companies throughout the United States and abroad. Through the Investment Banking division, we manage and underwrite offerings of securities, arrange private placements and provide financial advisory and other services. The Trading division consists of sales and trading in equity securities, equity-related derivatives, fixed income financial instruments and fixed income-related derivatives, and other related activities.

        The following table sets forth the net revenues of the Company's Institutional Securities segment by line item, total expenses and income from continuing operations before provision for income taxes, minority interests and discontinued operations:

	For the Three Months Ended March 31,
	2004	2003
	(In millions)
Revenues:
Principal transactions-net	$(58)	$(83)
Investment banking and advisory	454	354
Commissions	287	231
Interest and dividends	637	535
Other	20	22

Total net revenues	1,340	1,059
Total expenses	1,095	964

Income from continuing operations before provision for income taxes, minority interests and discontinued operations	$245	$95

        The Institutional Securities segment recorded income from continuing operations before provision for income taxes, minority interests and discontinued operations of $245 million for the three months ended March 31, 2004 compared to $95 million for the three months ended March 31, 2003. Total net revenues increased $281 million, or 27%, to $1.3 billion for the three months ended March 31, 2004, reflecting increases in net trading revenues, consisting of principal transactions, commissions and net interest, and increases in investment banking revenues, consisting of underwriting revenues and advisory fees.

        The following table sets forth net Trading revenues of the Institutional Securities segment:

	For the Three Months Ended March 31,
	2004	2003
	(In millions)
Fixed Income	$466	$484
Equity	347	224

Total Trading	$813	$708

        Total net trading revenues for the Institutional Securities segment increased $105 million, or 15%, to $813 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, as increased equity net trading revenues were partially offset by a small decrease in fixed income net trading revenues. The increase in equity net trading revenues was due to improved results from risk arbitrage, proprietary trading, advanced execution services and program trading, which benefited from improved equity markets and increased activity compared to the first three months of 2003. The increase was partially offset by lower revenues from OTC equity derivatives. The decrease in fixed income net trading revenues was due primarily to losses on derivatives that hedged certain fixed income financial instruments and resale and repurchase agreements and to decreased trading revenues from government bonds. The decrease in fixed income net trading revenues was partially offset by higher trading revenues from commercial mortgages as low interest rates continued to provide for a favorable securitization environment.

        The following table sets forth the Investment Banking revenues for the Institutional Securities segment:

	For the Three Months Ended March 31,
	2004	2003
	(In millions)
Debt underwriting	$228	$178
Equity underwriting	139	63

Total underwriting	367	241
Advisory and other fees	87	113

Total Investment Banking	$454	$354

        Investment Banking revenues increased 28% to $454 million, reflecting an increase in both equity and debt underwriting, partially offset by a decline in advisory and other fees. Equity underwriting revenues increased 121% to $139 million, as our initial public offering and common stock transaction volumes increased compared to the weak first quarter of 2003. Debt underwriting revenues increased 28% to $228 million, primarily from asset-backed and commercial mortgage-backed securitizations. Advisory and other fees decreased 23% to $87 million, reflecting an industry-wide decline in completed mergers and acquisitions, a decline in our market share and a reduction in other advisory fees.

        Total revenues from legacy private equity and distressed assets increased $76 million to $73 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 primarily reflecting increases in legacy private equity net investment gains, which include realized and unrealized gains, including carried interest or override, net interest and other revenues. The increase in legacy private equity trading revenues reflects $27 million of revenues as a result of our consolidation under FIN 46R of certain private equity funds. See Note 6 of the condensed consolidated financial statements in Part I, Item 1 for more information. Net income was unaffected by the increased revenues from consolidation as offsetting minority interests were recorded in the condensed consolidated statements of income.

  Wealth & Asset Management

        The Wealth & Asset Management segment consists of the Private Client Services, Private Equity and Private Fund divisions. The Private Client Services division is a financial advisory business serving high-net-worth individuals and corporate investors with a wide range of CSFB and third-party investment management products and services. The Private Equity division makes privately negotiated investments and acts as an investment advisor for private equity funds. The Private Fund division raises private capital, primarily from institutional investors, for direct investment by venture capital, management buyout and other investment firms in a variety of fund types.

        The following table sets forth the net revenues of the Company's Wealth & Asset Management segment by line item, total expenses and income from continuing operations before provision for income taxes, minority interests and discontinued operations:

	For the Three Months Ended March 31,
	2004	2003
	(In millions)
Revenues:
Principal transactions-net	$121	$41
Investment banking and advisory	20	13
Asset Management and Other Fees	87	84
Interest and dividends	10	4
Other	2	—

Total net revenues	240	142
Total expenses	158	150

Income (loss) from continuing operations before provision for income taxes, minority interests and discontinued operations	$82	$(8)

        The Wealth & Asset Management segment recorded income from continuing operations before provision for income taxes, minority interests and discontinued operations of $82 million for the three months ended March 31, 2004 compared to a loss of $8 million for the three months ended March 31, 2003. Total net revenues increased $98 million, or 69%, to $240 million for the three months ended March 31, 2004, primarily reflecting increases in net investment gains from private equity. The increase in private equity revenues reflects $54 million of revenues as a result of our consolidation under FIN 46R of certain private equity funds. See Note 6 of the condensed consolidated financial statements in Part I, Item 1 for more information. Net income was unaffected as offsetting minority interests were recorded in the condensed consolidated statements of income.

        The following table sets forth the Private Client Services, Private Equity Group and Private Fund divisions' revenues for the Wealth & Asset Management segment:

	For the Three Months Ended March 31,
	2004	2003
	(In millions)
Private Equity	$164	$74
Private Client Services	61	55
Private Fund	15	11
Other	—	2

Total Wealth & Asset Management	$240	$142

        Net revenues for the private equity division increased 122% to $164 million, primarily reflecting increases in net investment gains. The increase in net investment gains reflects $54 million of revenues as a result of our consolidation under FIN 46R of certain private equity funds. Net income was unaffected as offsetting minority interests were recorded in the condensed consolidated statements of income. Net revenues, excluding the increase attributable to the consolidation under FIN 46R of certain private equity funds, increased 49%. See Note 6 of the condensed consolidated financial statements in Part I, Item 1 for more information.

        Net revenues for the private client services division increased 11% to $61 million, primarily reflecting increases in equity underwriting revenues, an increase in asset management fees, reflecting increased individual investor participation in the equity markets, and higher fee-based advisory revenue as a result of market appreciation. The increase was partially offset by lower interest income as a result of reduced customer margin debit balances and lower municipal bond trading revenues.

        Net revenues for the private fund division increased 36% to $15 million primarily reflecting increased placement fees.

Expenses

        The normal operating cost structure of each of our segments is broadly similar to that of the Company as a whole and, as a result, the discussion of expenses is presented on a company-wide basis.

        The following table sets forth employee compensation and benefits expenses, other expenses and total expenses of the Company:

	For the Three Months Ended March 31,
	2004	2003
	(In millions)
Employee compensation and benefits	$963	$713
Other expenses	290	401

Total expenses	$1,253	$1,114

        Total expenses increased $139 million, or 12%, to $1.3 billion for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The increase was principally due to increases in employee compensation and benefits partially offset by decreases in other operating expenses. The increase in employee compensation and benefits was primarily due to increases in incentive compensation reflecting increased net revenues and increases in deferred compensation. For more information about the Company's benefit plans, including the change in retirement benefits, see Note 12 of the condensed consolidated financial statements in Part I, Item 1 and Note 14 of the consolidated financial statements in Part II, Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

        Other expenses consist principally of occupancy and equipment rental; brokerage, clearing and exchange fees; communications; professional fees; merger-related costs of retention awards; and other operating expenses. Except for brokerage, clearing and exchange fees, which increased in line with increased trading revenues, all other expenses decreased for the three months ended March 31, 2004. Other expenses decreased 28% for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, primarily as a result of decreased merger related costs, reflecting the substantial completion of the retention awards, and decreases in other operating expenses.

Provision for Taxes

  Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

        The provision for income taxes from continuing operations for the three months ended March 31, 2004 and 2003 was $79 million and $30 million, respectively. Excluded from the provision for income taxes for the three months ended March 31, 2003 was a provision of $13 million from discontinued operations.

        The effective tax rate for continuing operations changed from a provision of 34.9% for the three months ended March 31, 2003 to a provision of 24.2% for the three months ended March 31, 2004. The lower effective tax rate was due primarily to minority interests recorded in the condensed consolidated statements of income as a result of our consolidation under FIN 46R of certain private equity funds with respect to which no income taxes were payable or provided. See Notes 5 and 6 of the condensed consolidated financial statements in Part I, Item 1 for more information.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Management Oversight

        We believe that maintaining access to liquidity is fundamental for firms operating in the financial services industry. We have therefore established a comprehensive process for the management and oversight of our capital, liquidity and funding strategies. CSFB's Capital Allocation and Risk Management Committee, or CARMC, has primary oversight responsibility for these functional disciplines. CARMC periodically reviews and approves our liquidity management policies and targets and reviews our liquidity position and other key risk indicators. The Corporate Treasury department is responsible for the management of capital, liquidity, long-term funding and a portion of the Company's short-term funding, as well as relationships with creditor banks and investors. It also maintains regular contact with rating agencies and regulators on these and other issues. See "Liquidity Risk" in "Business—Certain Factors That May Affect Our Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

        Because of changes relating to customer needs, economic and market conditions and proprietary trading and other strategies, our total assets or the individual components of total assets may vary significantly from period to period. As of March 31, 2004 and December 31, 2003, our total assets were $265.4 billion and $241.6 billion, respectively.

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

Contractual Obligations

        The following table sets forth future cash payments on our contractual obligations pursuant to long-term borrowings and operating leases as of March 31, 2004:

	Contractual Obligations Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
	(In millions)
Long-term borrowings	$3,199	$5,112	$5,526	$11,317	$25,154
Operating leases	121	300	269	1,197	1,887

Total contractual obligations	$3,320	$5,412	$5,795	$12,514	$27,041

        Our long-term borrowings are unsecured. As of March 31, 2004, the weighted average maturity of our long-term borrowings was approximately 5.6 years. Our lease obligations are primarily for our principal offices in New York City and other locations. The operating lease obligations in the table above include $14 million in contractual obligations related to certain information technology, equipment leases and software licenses and exclude $329 million in sublease revenue. We had no capital lease or purchase obligations as of March 31, 2004.

        For information on these and other material commitments, see Notes 7, 8, 13 and 14 of the condensed consolidated financial statements in Part I, Item 1. For information on commitments under our pension arrangements, see Note 12 of the condensed consolidated financial statements in Part I, Item 1.

        The following table sets forth our commercial paper and other short-term unsecured borrowings:

	As of March 31, 2004	As of December 31, 2003
	(In millions)
Bank loans	$405	$450
Commercial paper	1,117	1,052
Loans from affiliates(1)	22,483	14,482

Total	$24,005	$15,984

(1)
We have significant financing transactions with Credit Suisse First Boston and certain of its subsidiaries and affiliates. See "—Related Party Transactions" and Note 4 of the condensed consolidated financial statements in Part I, Item 1.

Credit Facilities

        We maintain a 364-day $1.0 billion committed unsecured revolving credit facility with a syndicate of banks available to us as borrower. This facility, which is guaranteed by CSG, will terminate on May 21, 2004. As part of our liquidity management strategy, we are moving from syndicated unsecured facilities to bilateral secured facilities, which offer a number of benefits, and consequently we will not be renewing this facility. As of March 31, 2004, CSFB LLC maintained three 364-day committed secured revolving credit facilities totaling $700 million, with two facilities totaling $450 million maturing in August and November 2004 and one facility for $250 million maturing in February 2005. These facilities require CSFB LLC to pledge unencumbered marketable securities to secure any borrowings. Borrowings under each facility would bear interest at short-term rates related to either the federal funds rate or LIBOR and can be used for general corporate purposes. The facilities contain customary covenants that we believe will not impair our ability to obtain funding. As of March 31, 2004, no borrowings were outstanding under any of the facilities.

Long-term Funding

        We issue long-term debt through U.S. and Euromarket medium-term note programs, as well as syndicated and privately placed offerings around the world.

        Under our currently effective $10.0 billion shelf registration statement on file with the SEC, which was established in April 2002 and allows us to issue from time to time senior and subordinated debt securities and warrants to purchase such securities, we had as of May 11, 2004 approximately $1.4 billion available for issuance.

        For the three months ended March 31, 2004, in order to extend the maturity profile of our debt we issued $1.0 billion of 5.125% notes due 2014 off of our shelf registration statement. In April 2004, we issued $1.1 billion of medium-term notes off of our shelf registration statement.

        During the three months ended March 31, 2004, we repaid approximately $595 million of medium-term notes and $31 million of structured notes.

Credit Ratings

        Our access to the debt capital markets and our borrowing costs depend significantly on our credit ratings. These ratings are assigned by agencies, which may raise, lower or withdraw their ratings or place us on "credit watch" with positive or negative implications at any time. Credit ratings are important to us when competing in certain markets and when seeking to engage in longer-term transactions, including OTC derivatives. We believe agencies consider several factors in determining our credit ratings, including earnings performance, business mix, market position, financial strategy, level of capital, risk management policies and practices and management team, and our affiliation with CSFB and CSG, in addition to the broader outlook for the financial services industry.

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

        Because the majority of our OTC derivatives arrangements are with affiliates, the amount of collateral that we would have been required to post pursuant to such contracts in the event of a one-notch downgrade of our senior long-term debt credit rating was not material as of March 31, 2004.

        As of May 11, 2004, our ratings and ratings outlooks were as follows:

	Long-Term Debt	Commercial Paper	Outlook
Fitch Ratings	AA-	F-1+	Negative
Moody's Investors Service	Aa3	P-1	Stable
Standard & Poor's	A+	A-1	Stable

Capital Resources

        Certain of our businesses are capital intensive. In addition to normal operating requirements, capital is required to cover financing and regulatory capital charges on securities inventories, private equity investments and investments in fixed assets. Our overall capital needs are regularly reviewed to ensure that our capital base can appropriately support the anticipated needs of our business and the regulatory and other capital requirements of our subsidiaries. Based on these analyses, we believe that our capitalization is adequate for current operating levels.

  Regulated Subsidiaries

        Our principal wholly owned subsidiary, CSFB LLC, is a registered broker-dealer, registered futures commission merchant and member firm of the New York Stock Exchange, or NYSE. As such, it is subject to the NYSE's net capital rule, which conforms to the uniform net capital rule pursuant to Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Under the alternative method permitted by this rule, its required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds, whichever is greater. If a member firm's capital is less than four percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm's capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. As of March 31, 2004, CSFB LLC's net capital of approximately $3.0 billion was 51% of aggregate debit balances and in excess of the minimum requirement by approximately $2.9 billion.

        Our OTC derivatives dealer subsidiary, Credit Suisse First Boston Capital LLC, is also subject to the uniform net capital rule, but calculates its net capital requirements based on value at risk pursuant to Appendix F of Rule 15c3-1. As of March 31, 2004, Credit Suisse First Boston Capital LLC's net capital of $158 million, allowing for market and credit risk exposure of $45 million and $62 million, respectively, was in excess of the minimum net capital requirement by $138 million. Credit Suisse First Boston Capital LLC operates pursuant to the (k)(2)(ii) exemptive provisions of Rule 15c3-3 of the Exchange Act, and, accordingly, all customer transactions are cleared through an affiliated broker-dealer on a fully disclosed basis.

        Certain of our other subsidiaries are subject to capital adequacy requirements. As of March 31, 2004, our subsidiaries complied with all applicable regulatory capital adequacy requirements.

Cash Flows

        Our condensed consolidated statements of cash flows classify cash flows into three broad categories: cash flows from operating activities, investing activities and financing activities. These statements should be read in conjunction with "—Related Party Transactions" as well as Note 4 of the condensed consolidated financial statements in Part I, Item 1.

        We present the condensed consolidated statements of cash flows as if Pershing were part of our continuing operations and its assets and liabilities as of March 31, 2003 were not presented as Assets held for sale and Liabilities held for sale in the condensed consolidated statement of financial condition and its results of operations were not presented as discontinued operations in the condensed consolidated statement of income.

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

  For the Three Months Ended March 31, 2004

        Cash and cash equivalents increased $595 million to $929 million as of March 31, 2004. Cash used in operating activities was $16.2 billion. The change in cash used in operating activities reflected a net increase in operating assets and operating liabilities of $16.5 billion, which occurred in the normal course of operations as a result of changes in customer needs, market conditions and proprietary trading and other strategies.

        Cash of $271 million was used for investing activities. Prior to the acquisition of Donaldson, Lufkin and Jenrette, Inc., CSFBI issued its own debt to fund its operating, investment and financing needs. The Company now provides most of this funding, resulting in increases in receivables from affiliates of $174 million.

        Cash provided by financing activities was $17.0 billion. The changes are due to increases in net collateralized financing arrangements of $8.6 billion, increases of $8.0 billion in short-term borrowings and increases of $996 million in long-term borrowings used primarily to fund normal operating activities, provide funding to affiliates as part of the Company's investing activities and repay $626 million in long-term borrowings.

  For the Three Months Ended March 31, 2003

        Cash and cash equivalents, including an increase of $208 million in cash and cash equivalents classified in assets held for sale, increased $227 million to $499 million as of March 31, 2003. Cash provided by operating activities was $2.7 billion, which reflects a net decrease in operating assets and operating liabilities of $2.4 billion that occurred in the normal course of operations as a result of changes in customer needs, market conditions and proprietary trading and other strategies.

        Cash of $525 million was used for investing activities. Because the Company now provides most of the funding for CSFBI's operating, investment and financing needs, receivables from affiliates increased $508 million.

        Cash used in financing activities was $2.0 billion. The changes are due to decreases in net collateralized financing arrangements of $3.3 billion offsetting cash provided by normal operating activities and increases of $1.9 billion in long-term borrowings primarily to provide funding to affiliates as part of the Company's investing and other activities and to repay $590 million in long-term borrowings.

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

        FIN 45 requires disclosure of our maximum potential payment obligations under certain guarantees to the extent that it is possible to estimate them and requires recognition of a liability for the fair value of guaranteed obligations for guarantees issued or amended after December 31, 2002. The recognition of these liabilities did not have a material effect on our financial position or results of operations. For disclosure of our estimable maximum payment obligations under certain guarantees and related information, see Note 14 of the condensed consolidated financial statements in Part I, Item 1.

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

        We may retain interests in these securitized assets if CSFB LLC holds the assets in connection with its underwriting or market-making activities. Retained interests in securitized financial assets are included at fair value in the condensed consolidated statements of financial condition. Any changes in the fair value of these retained interests are recognized in the condensed consolidated statements of income. We engage in these securitization activities to meet the needs of clients as part of our fixed income activities, earn fees and sell financial assets. These securitization activities do not provide a material source of our liquidity, capital resources or credit risk or market risk support. See Note 6 of the condensed consolidated financial statements in Part I, Item 1, which includes quantitative information on our securitization activities and retained interests.

        In connection with our residential mortgage business, we may from time to time arrange for the sale of certain qualifying mortgage loans or pools of mortgage loans, or the Loans, to an unaffiliated entity, or the Purchaser, pursuant to an agreement between the us and the Purchaser, or the Agreement. In accordance with the Agreement, we may be required to repurchase one or more Loans, including the related hedge positions, from the Purchaser at its request in accordance with the terms of the Agreement. As of March 31, 2004, the Purchaser has the right to request us to repurchase approximately $1.7 billion of Loans from the Purchaser pursuant to the terms of the Agreement.

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

        FIN No. 46, "Consolidation of Variable Interest Entities," or FIN 46, requires us to consolidate all VIEs for which we are the primary beneficiary, defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both. In December 2003, the FASB modified FIN 46, through the issuance of FIN 46R, to address various implementation issues that had arisen since the issuance of FIN 46 and to provide companies the option to defer the adoption of FIN 46 for certain VIEs to periods ending after March 15, 2004. As of December 31, 2003, with the exception of certain private equity funds that were a subject of the deferral, we consolidated all VIEs under FIN 46 for which we are the primary beneficiary, all of which were related to our CDO activities. We also have interests in CDO VIEs that are not required to be consolidated because we are not the primary beneficiary. As of January 1, 2004, the Company consolidated under FIN 46R certain private equity funds that are managed by the Company and have primarily current and former employee investors. See Note 6 of the condensed consolidated financial statements in Part I, Item 1.

OTHER COMMITMENTS

        We have commitments under a variety of arrangements that are not recorded as liabilities in our condensed consolidated statements of financial condition. These commitments are in addition to guarantees and other arrangements discussed in "—Off-Balance Sheet Arrangements." These commitments include standby letters of credit, standby resale agreement facilities that commit us to enter into resale agreements with customers at market rates, commitments to invest in various partnerships that make private equity and related investments in various portfolio companies and in other private equity funds and commitments to enter into forward resale agreements. See Note 13 of the condensed consolidated financial statements in Part I, Item 1.

RELATED PARTY TRANSACTIONS

        CSG, through CSFBI, owns all of our outstanding voting common stock. We are involved in significant financing and other transactions, and have significant related party balances, with Credit Suisse First Boston and certain affiliates. We generally enter into these transactions in the ordinary course of business and believe that these transactions are on market terms that could be obtained from unrelated third parties. See "—Derivatives" and Notes 4 and 14 of the condensed consolidated financial statements in Part I, Item 1 for more information.

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

Private Equity Activities

        Our private equity and other long-term investment activities include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. These investments are primarily in unlisted or illiquid equity or equity-related securities and are carried at fair value based on a number of factors. As of March 31, 2004 and December 31, 2003, we had investments in private equity and other long-term investments of $2.3 billion and $1.1 billion, respectively, and we had commitments to invest up to an additional $1.2 billion and $1.3 billion as of March 31, 2004 and December 31, 2003, respectively. The increase in Private Equity and other long-term investments reflects our consolidation under FIN 46R of certain private equity funds. See "—Critical Accounting Policies and Estimates—Fair Value" and Notes 1, 6 and 8 of the condensed consolidated financial statements in Part I, Item 1 for more information.

High-Yield Debt, Mortgage Whole Loans and Other Non-Investment-Grade Financial Instruments

        We underwrite, trade and hold high-yield debt, which includes distressed debt, mortgage whole loans, loan participations, legacy distressed financial instruments, and other non-investment-grade financial instruments. Due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions, these financial instruments and loans generally involve greater risk than investment-grade financial instruments. We record high-yield debt, residential mortgage whole loans, legacy distressed financial instruments and other non-investment-grade financial instruments at fair value, with the exception of certain residential mortgage whole loans that are held for sale and are carried at the lower of cost or fair value. We record commercial mortgage whole loans held for sale and loan participations at the lower of cost or fair value. Timing of the securitization of our mortgage whole loan inventory will affect the size of our positions at any given time. The following table sets forth our positions in these instruments as of March 31, 2004 and December 31, 2003:

	As of March 31, 2004		As of December 31, 2003
	Assets	Liabilities	Assets	Liabilities
	(In millions)
High-yield and distressed debt	$1,572	$701	$1,551	$675
Mortgage whole loans	10,468	—	9,101	—
Loan participations	71	—	70	—
Legacy distressed financial instruments	155	—	171	—

Total	$12,266	$701	$10,893	$675

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

Sources and Maturities of OTC Derivatives

        The following table sets forth the distributions, by maturity, of our exposure with respect to OTC derivatives as of March 31, 2004, after taking into account the effect of netting agreements. Fair values were determined on the basis of pricing models and other valuation methods. See "—Critical

Accounting Policies and Estimates—Fair Value" and Notes 11 and 14 of the condensed consolidated financial statements in Part I, Item 1 for more information.

	Assets Maturity Distribution as of March 31, 2004
	Less than 1 year	1-4 years	4-5 years	Over 5 years	Total fair value
	(In millions)
Interest rate risk	$1,023	$784	$255	$1,399	$3,461
Equity price risk	54	333	259	108	754
Foreign exchange risk	8	22	—	—	30

Total	$1,085	$1,139	$514	$1,507	$4,245

	Liabilities Maturity Distribution as of March 31, 2004
	Less than 1 year	1-4 years	4-5 years	Over 5 years	Total fair value
	(In millions)
Interest rate risk	$877	$517	$147	$443	$1,984
Equity price risk	101	159	51	172	483
Foreign exchange risk	4	—	—	—	4

Total	$982	$676	$198	$615	$2,471

        The following table sets forth as of March 31, 2004 our exposure with respect to OTC derivatives, by counterparty credit rating and with affiliates, after taking into account the effect of netting agreements.

Credit Rating(1)	As of March 31, 2004
(In millions)
AAA	$3
AA+/AA	1,509
AA-	20
A+/A/A-	240
BBB+/BBB/BBB-	4
BB+ or lower	33
Unrated	87
Derivatives with affiliates	2,349

Total	$4,245

(1)
Credit ratings are determined by external rating agencies or by our credit risk management department.

Derivatives With Related Parties

        We enter into a substantial number of derivatives transactions with related parties. The following table sets forth derivatives transactions with related parties consisting primarily of interest rate swaps, credit default swaps and foreign exchange forward contracts. The fair values of derivatives contracts outstanding with related parties as of March 31, 2004 and December 31, 2003 were as follows:

	As of March 31, 2004		As of December 31, 2003
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Interest rate risk	$2,294	$932	$1,860	$794
Equity price risk	25	33	12	29
Foreign exchange risk	30	3	38	1

Total	$2,349	$968	$1,910	$824

        See Notes 4 and 11 of the condensed consolidated financial statements in Part I, Item 1 for more information.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Risk Management and Value at Risk

        For a description of the Company's risk management policies and procedures and value-at-risk, or VAR, model, including such model's assumptions and limitations, see "Quantitative and Qualitative Disclosure About Market Risk" in Part II, Item 7A of the Company's Annual Report on Form 10-K for the December 31, 2003.

Market Risk Exposure

Trading portfolios

        The Company-wide trading portfolio VAR was approximately $39 million and $49 million as of March 31, 2004 and December 31, 2003 respectively.

        Due to the benefit of diversification, the Company-wide VAR is less than the sum of the individual components. The three main components of market risk, expressed in terms of theoretical fair values, had the following VAR:

	Company's Market Risk Exposures in Trading Portfolios (Unaudited)
	Three Months Ended March 31, 2004				Year Ended December 31, 2003 (1)
	Minimum (2)	Maximum (2)	Average	As of March 31, 2004	Minimum (2)	Maximum (2)	Average (3)	As of December 31, 2003
99%, one-day VAR, in $ millions
Interest rate risk	32	49	40	35	33	51	42	49
Equity risk	12	26	19	17	11	22	16	14
Foreign currency exchange risk	—	3	—	—	—	—	—	—
Benefit of diversification	—	—	(11)	(13)	—	—	—	(14)

Total	34	63	48	39	28	92	46	49

(1)
For the year ended December 31, 2003, the minimum, maximum and average VAR by risk type is based on quarter-end values. This means that any fluctuations in the VAR by risk type during each quarter of 2003, however material, will not be included in the figures above. The total minimum, maximum and average VAR is based on daily values.

(2)
As the minimum and maximum occur on different days for different risk types, it is not meaningful to calculate a portfolio diversification benefit.

(3)
Because the average VAR for different risk types for the year ended December 31, 2003 is calculated based on quarter-end values and total average VAR is calculated based on daily values, no diversification benefit is presented.

        The average, maximum and minimum daily trading revenue over the last two quarters is shown below:

	Three months ended March 31, 2004	Three months ended December 31, 2003
Daily trading revenue, in $ millions
Average	16	10
Maximum	67	40
Minimum	(17)	(31)

        We do not have material commodity price risk in our trading portfolio.

Non-trading portfolios

        We measure equity risk on non-trading positions using sensitivity analysis that estimates the potential change in the recorded value of the investments resulting from a 10% decline in the equity markets of G22 nations and a 20% decline in the equity markets of non-G22 nations. The estimated impact of equity risk on our non-trading financial instruments portfolio, which is mainly comprised of our private equity investments, would be a decrease in the value of the non-trading portfolio of approximately $115 million and $112 million as of March 31, 2004 and December 31, 2003 respectively. The estimated impact of equity price risk as of March 31, 2004 excludes the investments in certain private equity funds consolidated under FIN 46R.

        The interest rate risk on non-trading positions is measured using sensitivity analysis that estimates the potential change in the value of the non-trading portfolio resulting from a 50 basis points decline in the interest rates of G22 nations and a 200 basis points decline in the interest rates of non-G22 nations. The estimated impact of interest rate risk on pre-tax net income would be a decrease of approximately $4 million and an increase of approximately $55 million as of March 31, 2004 and December 31, 2003, respectively. This decrease is due to the reclassification of certain positions into the trading portfolio.

        The foreign currency exchange risk on non-trading positions is measured using sensitivity analysis that estimates the potential change in the value of the non-trading portfolio resulting from a 10% strengthening of the U.S. dollar against G22 currencies and a 20% strengthening of the U.S. dollar against non-G22 currencies. The estimated impact of foreign exchange risk in the value of the non-trading portfolio would be a decrease in the value of the non-trading portfolio of approximately $1 million as of March 31, 2004 and December 31, 2003.

        We do not have material commodity price risk in our non-trading portfolio.

Item 4: Controls and Procedures

        As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1: Legal Proceedings

        Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The following is an update of such proceedings.

Litigation Relating to IPO Allocation/Research-related Practices

        On April 1, 2004, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal of the putative class action brought on behalf of purchasers of shares of Covad Communications Co.

Enron-related Litigation and Inquiries

        On March 31, 2004, the U.S. District Court for the Southern District of Texas in the Newby, et al. v. Enron Corp., et al. action issued a ruling on the motion filed by CSFB LLC and its affiliates to dismiss the new claims asserted and new entities named in the amended complaint. In the ruling, the district court dismissed certain claims that were based on the Securities Act of 1933, but denied the motion in all other respects. In March 2004, the U.S. District Court for the Southern District of New York approved a partial settlement between the plaintiffs, the individual defendants, and NewPower in the In re NewPower Securities Litigation.

        On March 30, 2004, two additional actions were commenced against CSFB LLC and its affiliates in Connecticut state court: a putative class action brought on behalf of 70 Connecticut municipalities alleging state law claims based upon Enron's transactions with the Connecticut Resources Recovery Authority, or CRRA; and a putative class action alleging violations of state aiding and abetting laws, which was brought on behalf of individual former board directors of CRRA to recover public funds.

Mutual Fund Investigations

        CSFB LLC and certain of its current and former affiliates have received subpoenas and/or requests for information from various governmental and regulatory bodies, including the New York Attorney General's Office and the SEC, as part of the industry-wide investigation relating to the practices of mutual funds and their customers. We are cooperating fully with such requests.

Adelphia Communications Corporation Litigation

        On or about March 25, 2004, the Company and certain affiliates were named in two actions filed in Connecticut state court by investors who received Adelphia equity securities in the merger of Century Communications Corporation and Adelphia in October 1999. The complaints allege claims for fraud, aiding and abetting, civil conspiracy, and violation of state securities and unfair trade practices law. The complaints were removed to the U.S. District Court for the District of Connecticut, and a motion seeking their transfer to the consolidated proceeding in the U.S. District Court for the Southern District of New York has been filed. On April 13, 2004, the plaintiffs in these actions moved to remand their complaints to Connecticut state court. The Company and its affiliates have opposed this motion.

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

Items 2, 3 and 4:

        Pursuant to General Instruction H of Form 10-Q, the information required by Items 2, 3 and 4 is omitted.

Item 5: Other Information

        We have made in this Quarterly Report on Form 10-Q, including, without limitation, in "Legal Proceedings" in Part II, Item 1, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2, and from time to time may otherwise make in our public filings and press releases, forward-looking statements concerning our operations, economic performance and financial condition, as well as our future plans and strategic objectives. Such forward-looking statements are subject to various risks and uncertainties, and we claim the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those anticipated herein or in any such other filings, releases or statements because of a number of factors, including without limitation, those detailed in "Business—Certain Factors That May Affect Our Results of Operations" in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2003, those discussed elsewhere herein, and in other public filings and press releases. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. Forward-looking statements are typically identified by the use of future or conditional verbs such as "will," "should," "would" or "could," and by words or phrases such as "believe," "expect," "intend," "estimate" and similar expressions. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the results indicated in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements except as otherwise required by applicable law.

Item 6: Exhibits and Reports on Form 8-K

  (a)
  Exhibits

12	Statement re computation of ratio of earnings to fixed charges
15	Letter re unaudited interim financial information
31.1	Rule 13a-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a) certification of Chief Financial and Accounting Officer
32	Section 1350 certifications
  (b)
  Reports on Form 8-K

  1.
  Form 8-K dated February 12, 2004; Item 5
  2.
  Form 8-K dated May 5, 2004; Item 5

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT SUISSE FIRST BOSTON (USA), INC.
May 12, 2004	By:	/s/ PAUL C. WIRTH Chief Financial and Accounting Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
12	Computation of ratio of earnings to fixed charges
15	Letter re unaudited interim financial information
31.1	Rule 13a-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a) certification of Chief Financial and Accounting Officer
32	Section 1350 certifications

QuickLinks

CREDIT SUISSE FIRST BOSTON (USA), INC. Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004
AVAILABLE INFORMATION
PART I FINANCIAL INFORMATION Item 1: Financial Statements CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Condensed Consolidated Statements of Financial Condition (Unaudited) (In millions)
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Condensed Consolidated Statements of Financial Condition (Continued) (Unaudited) (In millions, except share data)
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income (Unaudited) (In millions)
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) For the Three Months Ended March 31, 2004 and 2003 (In millions)
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited) (In millions)
CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statement (Unaudited) March 31, 2004
Independent Accountants' Review Report
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II OTHER INFORMATION
SIGNATURE
INDEX TO EXHIBITS