Form 10-Q
period 2004-06-30
CREDIT SUISSE FIRST BOSTON USA INC
filed 2004-08-09
CIK 29646

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

CREDIT SUISSE FIRST BOSTON (USA), INC.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004

AVAILABLE INFORMATION

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission, or SEC. Our SEC filings are available to the public over the internet on the SEC’s website at www.sec.gov. You may also view our annual, quarterly and current reports on our website at www.csfb.com (under “Company Information”) as soon as is reasonably practicable after the report is electronically filed with, or furnished to, the SEC. The information on our website is not incorporated by reference into this Quarterly Report.

PART I
FINANCIAL INFORMATION
Item 1: Financial Statements

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In millions)

	June 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$861	$334
Collateralized short-term financings:
Securities purchased under agreements to resell	54,670	50,388
Securities borrowed	85,784	77,999
Receivables:
Customers	2,211	2,859
Brokers, dealers and other	11,187	6,673
Financial instruments owned (includes securities pledged as collateral of $52,281 and $47,565, respectively):
U.S. government and agencies	37,568	31,781
Corporate debt	13,329	12,761
Mortgage whole loans	12,283	9,101
Equities	22,504	15,161
Commercial paper	1,083	641
Private equity and other long-term investments	2,551	1,123
Derivatives contracts	6,073	5,573
Other	4,098	3,765
Net deferred tax asset	1,142	1,283
Office facilities and property at cost (net of accumulated depreciation and amortization of $917 and $865, respectively)	518	468
Goodwill	532	532
Loans receivable from parent and affiliates	21,654	19,481
Other assets and deferred amounts	1,139	1,643
Total assets	$279,187	$241,566

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (Continued)
(Unaudited)
(In millions, except share data)

	June 30, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Commercial paper and short-term borrowings	$23,223	$15,984
Collateralized short-term financings:
Securities sold under agreements to repurchase	106,201	110,667
Securities loaned	35,144	27,708
Payables:
Customers	4,973	4,278
Brokers, dealers and other	11,493	5,410
Financial instruments sold not yet purchased:
U.S. government and agencies	36,039	23,700
Corporate debt	3,211	2,523
Equities	5,852	5,231
Derivatives contracts	5,005	3,955
Other	133	336
Obligation to return securities received as collateral	4,663	1,955
Accounts payable and accrued expenses	2,505	2,836
Other liabilities	4,268	3,021
Long-term borrowings	26,202	24,321
Total liabilities	268,912	231,925
Stockholders’ Equity:
Common stock ($0.10 par value; 50,000 shares authorized; 1,100 shares issued and outstanding)	—	—
Paid-in capital	8,186	8,012
Retained earnings	2,246	1,787
Accumulated other comprehensive loss	(157)	(158)
Total stockholders’ equity	10,275	9,641
Total liabilities and stockholders’ equity	$279,187	$241,566

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Principal transactions-net	$612	$(6)	$674	$(48)
Investment banking and advisory	392	486	864	853
Commissions and fees	330	335	707	650
Interest and dividends, net of interest expense of $1,273, $1,248, $2,471 and $2,323, respectively	624	604	1,271	1,143
Other	9	27	31	49
Total net revenues	1,967	1,446	3,547	2,647
Expenses:
Employee compensation and benefits	825	840	1,788	1,553
Occupancy and equipment rental	117	121	231	237
Brokerage, clearing and exchange fees	81	83	153	147
Communications	32	33	64	71
Professional fees	66	71	121	137
Merger-related costs	4	59	8	121
Other operating expenses	37	83	50	138
Total expenses	1,162	1,290	2,415	2,404
Income from continuing operations before provision for income taxes, minority interests and discontinued operations	805	156	1,132	243
Provision for income taxes	148	30	227	60
Minority interests	365	—	446	—
Income from continuing operations	292	126	459	183
Discontinued operations:
Income from discontinued operations	—	1,324	—	1,361
Provision for income taxes	—	472	—	485
Income from discontinued operations, net of income taxes	—	852	—	876
Net income	$292	$978	$459	$1,059

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the Six Months Ended June 30, 2004 and 2003
(In millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances as of December 31, 2002	$4	$—	$7,646	$595	$(156)	$8,089
Net income	—	—	—	1,059	—	1,059
Total comprehensive income						1,059
Redemption of Series B preferred stock	(4)	—	—	—	—	(4)
Capital contribution by CSFBI	—	—	75	—	—	75
CSG share plan activity, net of tax charge of $26	—	—	201	—	—	201
Balances as of June 30, 2003	$—	$—	$7,922	$1,654	$(156)	$9,420
Balances as of December 31, 2003	$—	$—	$8,012	$1,787	$(158)	$9,641
Net income	—	—	—	459	—	459
Decrease in pension liability	—	—	—	—	1	1
Total comprehensive income						460
CSG share plan activity, net of tax charge of $12	—	—	174	—	—	174
Balances as of June 30, 2004	$—	$—	$8,186	$2,246	$(157)	$10,275

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	For the Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$459	$1,059
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Pre-tax gain on sale of Pershing	—	(1,324)
Depreciation and amortization	84	95
CSG share plan activity	186	227
Deferred taxes	132	72
Other, net	(11)	(26)
Change in operating assets and operating liabilities:
Securities borrowed	(7,785)	2,780
Receivables from customers	648	(543)
Receivables from brokers, dealers and other	(4,514)	(12,575)
Financial instruments owned	(18,534)	(8,474)
Other assets and Other liabilities, net	255	278
Securities loaned	7,436	2,695
Payables to customers	695	1,403
Payables to brokers, dealers and other	6,083	12,922
Financial instruments sold not yet purchased	14,495	7,854
Obligation to return securities received as collateral	2,708	456
Accounts payable and accrued expenses	(331)	(584)
Net cash provided by operating activities	2,006	6,315
Cash flows from investing activities:
Net payments for:
Loans receivable from parent and affiliates	(2,173)	(1,740)
Proceeds from Pershing sale	—	2,000
Office facilities	(129)	(85)
Net cash (used in) provided by investing activities	(2,302)	175
Cash flows from financing activities:
Net proceeds from (payments for):
Commercial paper and short-term borrowings	7,239	5,184
Repurchase of Series B preferred stock	—	(4)
Capital contribution by CSFBI	—	75
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	(8,748)	(12,405)
Issuances of long-term borrowings	3,483	2,694
Redemptions and maturities of long-term borrowings	(1,151)	(2,072)
Net cash provided by (used in) financing activities	823	(6,528)
Increase (decrease) in cash and cash equivalents	527	(38)
Cash and cash equivalents as of the beginning of period	334	480
Cash and cash equivalents as of the end of period	$861	$442
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$2,446	$2,387
Cash payments for income taxes, net of refunds	$58	$67

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004

1.   Summary of Significant Accounting Policies

The Company

Credit Suisse First Boston (USA), Inc. and its subsidiaries (the “Company”) is a leading integrated investment bank serving institutional, corporate, government and high-net worth individual clients. The Company provides clients with a broad range of products and services that includes securities underwriting, sales and trading, financial advisory services, private equity investments, full-service brokerage services, derivatives and risk management products and investment research.

Basis of Presentation

The condensed consolidated financial statements include Credit Suisse First Boston (USA), Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company is a wholly owned subsidiary of Credit Suisse First Boston, Inc. (“CSFBI”).

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

On June 4, 2004, the Company filed on Form 8-K (the “June 4 Form 8-K”) audited consolidated statements of financial condition as of December 31, 2003 and 2002 and the related audited consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years ended December 31, 2003, 2002 and 2001 and related notes, restated to reflect the transfer of the high-net-worth business discussed below and containing updated segment information to reflect the segment changes discussed both below and in Note 15 of the condensed consolidated financial statements.

The results of operations for interim periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the June 4 Form 8-K.

To prepare condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management must make estimates and assumptions. The reported amounts of assets and liabilities and revenues and expenses are affected by these estimates and assumptions, the most significant of which are discussed in the notes to the condensed consolidated financial statements. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ materially from these estimates. For a description of the Company’s significant accounting policies, see Note 1 of the consolidated financial statements in the June 4 Form 8-K.

Prior period numbers have been restated to reflect the transfer by CSFBI, the Company’s immediate parent, of the high-net-worth business of Credit Suisse Asset Management, LLC (“CSAM”), a wholly owned subsidiary of CSFBI, to the Company as a capital contribution of $221 million on March 31, 2004. The transfer of this business was accounted for at historical cost in a manner similar to pooling-of-interest accounting because CSAM and the Company were under the common control of CSFBI at the time of transfer. Accordingly, the Company has restated its financial information for all periods presented to

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

1.   Summary of Significant Accounting Policies (Continued)

reflect the results of operations, financial condition, cash flows and changes in stockholders’ equity of the CSAM high-net-worth business as if the Company had acquired it on November 3, 2000, the date that the Company was acquired by CSFBI. The transferred assets of this business consist principally of goodwill and intangible assets relating primarily to CSAM’s acquisition of Warburg Pincus Asset Management in 1999. In December 2003, CSAM wrote down the value of its high-net-worth intangible assets, resulting in a pre-tax loss of $200 million and an after-tax loss of $130 million. The loss is reflected in the restated audited consolidated financial statements included in the June 4 Form 8-K. For the three and six months ended June 30, 2003, the CSAM high-net-worth business had net revenues of $1 million and $2 million, respectively.  For the three and six months ended June 30, 2003, the high-net-worth business had a net loss of $2 million and $4 million, respectively.

As of January 1, 2004, the Company transferred the private equity and private fund businesses from the Institutional Securities segment to the Financial Services segment, which has been renamed Wealth & Asset Management. As a result, the Company changed the presentation of the Institutional Securities and Wealth & Asset Management segment results. In addition, the Company allocated to the segments merger-related costs and certain other costs and revenues, previously excluded from its reportable segments, which the Company believed did not represent normal operating costs and revenues. For comparative purposes, prior period segment numbers have been changed to conform to the new segment reporting structure. These segment changes did not affect the Company’s previously reported consolidated results of operations.

Certain other reclassifications have been made to prior year condensed consolidated financial statements to conform to the 2004 presentation.

On May 1, 2003, the Company sold its Pershing unit (“Pershing”) to The Bank of New York Company, Inc. and recorded a pre-tax gain of approximately $1.3 billion and an after-tax gain of $852 million in the second quarter of 2003. The Pershing income is presented as discontinued operations for all periods presented in the condensed consolidated statements of income. The condensed consolidated statements of cash flows present the Company’s cash flows as if the assets and liabilities of Pershing were not presented as assets held for sale and liabilities held for sale in the condensed consolidated statements of financial condition as of December 31, 2002 used to prepare the condensed consolidated statement of cash flows for the six months ended June 30, 2003. Therefore, the cash flows pertaining to discontinued operations have not been reported separately in the condensed consolidated statements of cash flows.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the Company to consolidate all variable interest entities (“VIEs”) for which it is the primary beneficiary, defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both. In December 2003, the FASB modified FIN 46, through the issuance of FIN 46R, to address various implementation issues that had arisen since the issuance of FIN 46 and to provide companies the option to defer the adoption of FIN 46 for certain VIEs to periods ending after March 15, 2004. As of December 31, 2003, with the exception of certain private equity funds that were a subject of the deferral, the Company

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

1.   Summary of Significant Accounting Policies (Continued)

consolidated all VIEs under FIN 46, for which it is the primary beneficiary, all of which were related to its collateralized debt obligations (“CDO”) activities. During 2004, the Company consolidated certain private equity funds that are managed by the Company and recorded $1.5 billion of additional private equity and other long-term investments, $200 million in other net assets, including cash, and $1.7 billion of minority interests in other liabilities in the condensed consolidated statement of financial condition through the consolidation of certain private equity funds primarily under FIN 46R. Similarly, for the three and six months ended June 30, 2004, the Company recorded an increase of $365 million and $446 million, respectively, in net revenues as a result of the consolidation of these private equity funds. Net income was unaffected as offsetting minority interests were recorded in the condensed consolidated statements of income. See Note 6 for more information.

2.   Share-Based Compensation

In August 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” using the prospective method. Under the prospective method, the Company recognizes compensation expense over the vesting period for all share option and share awards granted or modified under the Credit Suisse Group International Share Plan (the “Plan”) for services provided after January 1, 2003.

Share option awards granted in or before January 2003 for services provided in prior years, if not subsequently modified, will continue to be accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and no compensation expense has been or will be recognized for those option awards, which had no intrinsic value on the date of grant. Share awards with no vesting requirements granted in or before January 2003 for services provided in prior years were expensed during the year the services were provided. For share awards granted with vesting requirements, compensation expense is recognized over the vesting period.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

2.   Share-Based Compensation (Continued)

If the Company had applied the fair-value based method under SFAS 123 to recognize expense over the relevant service period for share options that had future vesting requirements granted in or before January 2003, net income would have decreased for the three and six months ended June 30, 2004 and 2003. The following table reflects this pro forma effect:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions)		(In millions)
Net income, as reported	$292	$978	$459	$1,059
Add: Share-based employee compensation expense, net of related tax effects, included in reported net income	54	70	118	140
Deduct: Share-based employee compensation expense, net of related tax effects, determined under the fair-value based method for all awards	56	75	122	149
Pro forma net income	$290	$973	$455	$1,050

3.   Discontinued Operations

In accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-lived Assets”, the operating results of Pershing are presented as discontinued operations in the condensed consolidated statements of income. For the three months ended June 30, 2003, the Company had no income or loss from discontinued operations, excluding the gain on the sale. For the six months ended June 30, 2003, the Company had income from discontinued operations of $37 million, excluding the gain on the sale.

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

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

4.   Related Party Transactions (Continued)

The following table sets forth the Company’s related party assets and liabilities as of June 30, 2004 and December 31, 2003.

	As of June 30, 2004	As of December 31, 2003
	(In millions)
ASSETS
Securities purchased under agreements to resell	$6,639	$8,071
Securities borrowed	2,906	1,688
Receivables from customers	295	297
Receivables from brokers, dealers and other	2,294	1,168
Derivatives contracts	1,264	1,910
Net deferred tax asset	1,142	1,283
Loans receivable from parent and affiliates	21,654	19,481
Total assets	$36,194	$33,898
LIABILITIES
Short-term borrowings	$21,524	$14,482
Securities sold under agreements to repurchase	24,562	16,651
Securities loaned	26,370	16,425
Payables to customers	1,186	721
Payables to brokers, dealers and other	1,960	581
Derivatives contracts	691	824
Taxes payable (included in Other liabilities)	331	311
Intercompany payables (included in Other liabilities)	198	211
Total liabilities	$76,822	$50,206

Included in the condensed consolidated statements of income are revenues and expenses resulting from various securities trading and financing activities with certain affiliates, as well as fees for administrative services performed by the Company under the terms of various service agreements. Service fees earned are treated as a reduction of other operating expenses in the condensed consolidated statements of income.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

4.   Related Party Transactions (Continued)

The following table sets forth the Company’s related party revenues and expenses, excluding transactions with Pershing, for the three and six months ended June 30, 2004 and 2003:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions)		(In millions)
Principal transactions-net (derivatives contracts)	$470	$(61)	$530	$52
Commissions	(3)	(11)	(8)	(19)
Net interest expense	(84)	(42)	(143)	(61)
Total net revenues	$383	$(114)	$379	$(28)
Other operating expenses	(65)	$(34)	(123)	$(105)
Total expenses	$(65)	$(34)	$(123)	$(105)

Revenues and expenses of Pershing with respect to related party transactions with the Company for the three and six months ended June 30, 2003 were not material. The operating results of Pershing for these periods are presented as discontinued operations in the condensed consolidated statements of income.

The Company sold at cost, without recourse, to CSFBI, the right, title and interest in certain assets with an aggregate value of $295 million and $303 million as of June 30, 2004 and December 31, 2003, respectively.

Certain CSAM private equity funds with approximately $4.1 billion of committed capital are managed by the Company’s private equity business. CSAM reimburses the private equity business for all costs and expenses incurred by the Company in connection with managing the funds.

In April 2004, the Company entered into hedging arrangements with respect to deferred compensation obligations payable to its employees and employees of affiliates that are not part of its consolidated group. These hedging arrangements will result in the Company recognizing gains or losses with respect to the hedge of the deferred compensation obligation of such affiliates. For the quarter ended June 30, 2004, the Company had immaterial losses from the hedging arrangements with respect to these affiliate obligations.

The Credit Suisse Group International Share Plan provides for the grant of equity-based awards to Company employees based on CSG shares pursuant to which employees of the Company may be granted, as compensation, share or other equity-based awards as compensation for services performed. CSFBI purchases shares from CSG to satisfy these awards, but CSFBI does not require reimbursement from the Company; therefore, amounts are considered a capital contribution to the Company and credited to paid-in-capital. Amounts contributed by CSFBI relating to compensation expense for the six months ended June 30, 2004 and 2003 were $174 million and $201 million, respectively. See Note 2 for further information on the Company’s share-based compensation.

Certain of the Company’s directors, officers and employees and those of the Company’s affiliates and their subsidiaries maintain margin accounts with Credit Suisse First Boston LLC (“CSFB LLC”) in the

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

4.   Related Party Transactions (Continued)

ordinary course of business. In addition, certain of such directors, officers and employees had investments or commitments to invest in various private equity funds sponsored by the Company, pursuant to which the Company has made loans to such directors, officers and employees, to the extent permitted by law. CSFB LLC, from time to time and in the ordinary course of business, enters into, as principal, transactions involving the purchase or sale of securities from or to such directors, officers and employees and members of their immediate families.

The Company is included in the consolidated federal income tax return and combined state and local income tax returns filed by CSFBI. See Note 5 for more information.

5.   Income Taxes

The Company is included in the consolidated federal income tax return and combined state and local income tax returns filed by CSFBI. CSFBI allocates federal income taxes to its subsidiaries on a separate return basis, and current state and local income taxes on a pro rata basis, pursuant to a tax sharing agreement. Included in the condensed consolidated statements of income for the six months ended June 30, 2004 and 2003, are current and deferred provisions (benefits) for income taxes from continuing operations that were allocated to the Company by CSFBI as follows:

	For the Six Months Ended June 30,
	2004	2003
	(In millions)
Current:
U.S. federal	$91	$(17)
Foreign	1	1
State and local	3	4
Total current	95	(12)
Deferred:
U.S. federal	132	72
Total deferred	132	72
Provision for income taxes from continuing operations	$227	$60

Excluded from the table above is a provision for income taxes that CSFBI allocated to the Company for the six months ended June 30, 2003 of $485 million related to discontinued operations.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

5.   Income Taxes (Continued)

The following table summarizes the difference between the federal statutory tax rate and the effective tax rate related to continuing operations for the six months ended June 30, 2004 and 2003:

	For the Six Months Ended June 30,
	2004		2003
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income
	(In millions)		(In millions)
Computed “expected” tax provision	$396	35.0%	$85	35.0%
Increase (decrease) due to:
Minority interests(1)	(156)	(13.8)	—	—
Dividend exclusion	(10)	(0.9)	(14)	(6.0)
Entertainment expense	2	0.2	2	0.9
State and local taxes, net of federal income tax effects	2	0.2	2	1.0
Other	(7)	(0.7)	(15)	(6.4)
Provision for income taxes from continuing operations	$227	20.0%	$60	24.5%

(1)          Represents non-taxable revenues from private equity funds consolidated primarily under FIN 46R. Net income was unaffected as offsetting minority interests were recorded in the condensed consolidated statements of income. See Note 6 for more information.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

5.   Income Taxes (Continued)

Deferred tax assets and deferred tax liabilities are generated by the following temporary differences:

	As of June 30, 2004	As of December 31, 2003
	(In millions)
Deferred tax assets:
Inventory	$161	$171
Investments	269	267
Other liabilities and accrued expenses, primarily compensation and benefits	1,070	1,196
Office facilities	24	24
State and local taxes	32	36
Total deferred tax assets	1,556	1,694
Deferred tax liabilities:
Inventory	57	55
Investments	231	228
Office facilities	19	51
Other	75	41
Total deferred tax liabilities	382	375
Deferred tax assets net of deferred tax liabilities	1,174	1,319
Valuation allowance for state and local taxes	(32)	(36)
Net deferred tax asset	$1,142	$1,283

Management has determined that the realization of the recognized gross deferred tax assets of $1.6 billion and $1.7 billion as of June 30, 2004 and December 31, 2003, respectively, is more likely than not based on anticipated future taxable income. In addition, for federal income tax purposes, the Company has tax planning strategies available that enhance its ability to utilize these tax benefits. However, if estimates of future taxable income are reduced, the amount of the deferred tax assets considered realizable could also be reduced. Further, due to uncertainty concerning the Company’s ability to generate the necessary amount and mix of state and local taxable income in future periods, the Company maintains a valuation allowance against its deferred state and local tax asset in the amount of $32 million and $36 million as of June 30, 2004 and December 31, 2003, respectively.

6.   Transfers and Servicing of Financial Assets

As of June 30, 2004 and December 31, 2003, the fair market value of assets that the Company pledged to counterparties was $189.9 billion and $163.7 billion, respectively, of which $52.3 billion and $47.6 billion, respectively, was included in financial instruments owned in the condensed consolidated statements of financial condition.

The Company has also received similar assets as collateral that the Company has the right to re-pledge or sell. The Company routinely re-pledges or lends these assets to third parties. As of June 30, 2004

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

6.   Transfers and Servicing of Financial Assets (Continued)

and December 31, 2003, the fair market value of the assets pledged to the Company was $197.3 billion and $162.3 billion, respectively, of which $190.2 billion and $154.3 billion, respectively, was sold or repledged.

Securitization Activities

The Company originates and purchases commercial and residential mortgages for the purpose of securitization. The Company sells these mortgage loans to qualified special purpose entities (“QSPEs”) or other VIEs. These QSPEs issue securities that are backed by the assets transferred to the QSPEs and pay a return based on the returns on those assets. Investors in these mortgage-backed securities typically have recourse to the assets in the QSPE. The investors and the QSPEs have no recourse to the Company’s assets. CSFB LLC is an underwriter of, and makes a market in, these securities.

The Company purchases loans and other debt obligations from clients for the purpose of securitization. The loans and other debt obligations are sold by the Company directly, or indirectly through affiliates, to QSPEs or other VIEs that issue CDOs. CSFB LLC structures, underwrites and makes a market in these CDOs. CDOs are securities backed by the assets transferred to the CDO VIEs and pay a return based on the returns on those assets. Investors typically have recourse to the assets in the CDO VIEs. The investors and the CDO VIEs have no recourse to the Company’s assets.

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

The following table presents the proceeds and gain or loss related to the securitization of commercial mortgage loans, residential mortgage loans and CDOs for the six months ended June 30, 2004 and 2003:

	For the Six Months Ended June 30, 2004			For the Six Months Ended June 30, 2003
	Commercial mortgage loans	Residential mortgage loans	Collateralized debt obligations	Commercial mortgage loans	Residential mortgage loans	Collateralized debt obligations
	(In millions)
Proceeds from new securitizations	$3,195	$21,340	$2,184	$3,740	$37,640	$2,618
Gain on securitizations(1)	$118	$32	$25	$157	$(43)	$24

(1)          Includes the effects of hedging, underwriting and retained interest gains and losses but excludes all gains or losses, including net interest revenues, on assets prior to securitization.

Included in the table above are proceeds of $7.8 billion and $22.7 billion, respectively, related to the securitization of agency mortgage-backed securities for the six months ended June 30, 2004 and 2003. For

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

6.   Transfers and Servicing of Financial Assets (Continued)

the six months ended June 30, 2004 and 2003, the Company realized gains of $5 million and $14 million, respectively, from these securitizations.

Key economic assumptions used in measuring at the date of securitization the fair value of the retained interests resulting from securitizations completed during the six months ended June 30, 2004 and 2003 were as follows:

	For the Six Months Ended June 30, 2004			For the Six Months Ended June 30, 2003
	Commercial mortgage loans(1)	Residential mortgage loans	Collateralized debt obligations(2)	Commercial mortgage loans(1)	Residential mortgage loans	Collateralized debt obligations(2)
Weighted-average life (in years)	3.3	4.2	8.9	3.2	4.6	6.7
Prepayment speed assumption (“PSA”) (in rate per annum)(3)	N/A	250 PSA to 1051% PSA	N/A	N/A	200 PSA to 325% PSA	N/A
Cash flow discount rate (in rate per annum)(4)	3.6-10.3%	4.2-16.8%	4.0-7.9%	7.8-12.8%	4.3-37.5%	2.9-6.9%
Expected credit losses (in rate per annum)(5)	—	—	—	—	—	—

The following table sets forth the fair value of retained interests from securitizations as of June 30, 2004, key economic assumptions used to determine the fair value and the sensitivity of the fair value to immediate adverse changes in those assumptions:

	As of June 30, 2004
	Commercial mortgage loans(1)	Residential mortgage loans	Collateralized debt obligations(2)
	(Dollars in millions)
Carrying amount/fair value of retained interests	$61	$980	$224
Weighted-average life (in years)	6.7	3.1	12.5
PSA (in rate per annum)(3)	N/A	320-1051% PSA	N/A
Impact on fair value of 10% adverse change	—	$(2)	—
Impact on fair value of 20% adverse change	—	$(6)	—
Cash flow discount rate (in rate per annum)(4)	6.3%	6.0%	7.9%
Impact on fair value of 10% adverse change	$(1)	$(11)	$(13)
Impact on fair value of 20% adverse change	$(3)	$(22)	$(26)
Expected credit losses (in rate per annum)(5)	—	—	—
Impact on fair value of 10% adverse change(6)	$—	$(1)	$(4)
Impact on fair value of 20% adverse change(6)	$(1)	$(1)	$(7)

(1)          To deter prepayment, commercial mortgage loans typically have prepayment protection in the form of prepayment lockouts and yield maintenances.

(2)          CDO deals are generally structured to be protected from prepayment risk.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

6.   Transfers and Servicing of Financial Assets (Continued)

(3)          PSA is an industry standard prepayment speed metric used for projecting prepayments over the life of a residential mortgage loan. PSA utilizes the Constant Prepayment Rate (“CPR”) assumptions. A 100% prepayment assumption assumes a prepayment rate of 0.2% per annum of the outstanding principal balance of mortgage loans in the first month. This increases by 0.2% thereafter during the term of the mortgage loan, leveling off to a CPR of 6.0% per annum beginning in the thirtieth month and each month thereafter during the term of the mortgage loan. 100% PSA equals 6 CPR.

(4)          The rate is based on the weighted average yield on the retained interest.

(5)          Expected credit losses are not expected to be significant because a significant portion of the beneficial interests retained as of June 30, 2004 and 2003 represent investment-grade interests.

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

Variable Interest Entities

The Company has variable interests in several CDO VIEs. In the normal course of its business, the Company purchases loans and other debt obligations from and on behalf of clients primarily for the purpose of securitization. These assets are sold to and warehoused by affiliates and, at the end of a warehousing period, the assets are sold to VIEs or QSPEs for securitization. The Company engages in these transactions to meet the needs of clients, earn fees and sell financial assets. The purpose of CDO VIEs is to provide investors a return based on the underlying debt instruments of the CDO VIEs. In connection with its underwriting and market-making activities, the Company may retain interests in the CDO VIEs. The CDO entities may have actively managed (“open”) portfolios or static or unmanaged (“closed”) portfolios. The closed CDO transactions are typically structured to use QSPEs, which are not consolidated in the Company’s financial statements.

The Company has consolidated all CDO VIEs for which it is the primary beneficiary. As of June 30, 2004, the Company recorded $473 million, the carrying amount of the consolidated assets of these CDO VIEs that are collateral for the VIE obligations. The beneficial interests of these consolidated CDO VIEs are payable solely from the cash flows of the related collateral, and the creditors of these VIEs do not have recourse to the Company in the event of default.

The Company retains significant debt and equity interests in open CDO VIEs that are not consolidated because the Company is not the primary beneficiary. The total assets in these CDO VIEs as of June 30, 2004 were $1.8 billion. The Company’s maximum exposure to loss as of June 30, 2004 was

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

6.   Transfers and Servicing of Financial Assets (Continued)

$131 million, which was the amount of its retained interests, carried at fair value, in financial instruments owned.

Certain of the Company’s private equity funds are subject to FIN 46R. In the normal course of its private equity activities, the Company is typically the general partner and investment adviser to private equity funds. The Company did not consolidate these private equity funds as of December 31, 2003 in accordance with the effective date and transition provisions of FIN 46R. During 2004, the Company consolidated certain private equity funds that are managed by the Company and recorded $1.5 billion of additional private equity and other long-term investments, $200 million in other net assets, including cash, and $1.7 billion of minority interests in other liabilities in the condensed consolidated statement of financial condition through the consolidation of certain private equity funds primarily under FIN 46R. Similarly, for the three and six months ended June 30, 2004, the Company recorded an increase of $365 million and $446 million, respectively, in net revenues as a result of the consolidation of these private equity funds. Net income was unaffected as offsetting minority interests were recorded in the condensed consolidated statements of income.

7.   Borrowings

Short-term borrowings are generally demand obligations with interest approximating the federal funds rate, LIBOR or other money market indices. Such borrowings are generally used to facilitate the securities settlement process, finance financial instruments owned and finance securities purchased by customers on margin. As of June 30, 2004 and December 31, 2003, there were no short-term borrowings secured by Company-owned securities.

The following table sets forth the Company’s short-term borrowings and their weighted average interest rates:

	Short-term borrowings		Weighted average interest rates
	As of June 30, 2004	As of December 31, 2003	As of June 30, 2004	As of December 31, 2003
	(In millions)
Bank loans, including loans from affiliates(1)	$22,042	$14,932	1.39%	1.31%
Commercial paper	1,181	1,052	1.07%	1.08%
Total short-term borrowings	$23,223	$15,984

(1)          Includes $21.5 billion and $14.5 billion in loans from affiliates as of June 30, 2004 and December 31, 2003, respectively.

The Company has two commercial paper programs exempt from registration under the Securities Act of 1933 that allow the Company to issue up to $7.0 billion in commercial paper. As of June 30, 2004 and December 31, 2003, $1.2 billion and $1.1 billion, respectively, of commercial paper was outstanding under these programs.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

7.   Borrowings (Continued)

In June 2004, the Company filed with the Securities and Exchange Commission (“SEC”) a shelf registration statement that allows the Company to issue from time to time up to $15.0 billion of senior and subordinated debt securities and warrants to purchase such securities. Under that shelf registration statement, the Company had, as of August 6, 2004, $15.0 billion available for issuance.

The following table sets forth the Company’s long-term borrowings as of June 30, 2004 and December 31, 2003:

	As of June 30, 2004	As of December 31, 2003
	(In millions)
Senior notes 3.875%—8.00%, due various dates through 2032	$18,686	$16,791
Medium-term notes 0.98%—7.528%, due various dates through 2032	7,411	7,391
Structured borrowings 7.06%—16.06%, due various dates through 2014	105	139
Total long-term borrowings	$26,202	$24,321
Current maturities of long-term borrowings	$3,589	$2,239

For both the six months ended June 30, 2004 and 2003, interest paid on all borrowings and financing arrangements, including repurchase agreements, was $2.4 billion. As of June 30, 2004 and December 31, 2003, long-term borrowings included unrealized appreciation of approximately $326 million and $808 million, respectively, associated with fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”). As of June 30, 2004 and December 31, 2003, the Company had entered into interest rate swaps of $18.9 billion and $16.6 billion, respectively, on the Company’s long-term borrowings for hedging purposes. Substantially all of these swaps qualified as fair value hedges under SFAS 133. See Note 11 for more information.

The Company’s 364-day $1.0 billion committed unsecured revolving credit facility with a syndicate of banks available to the Company as borrower terminated on May 21, 2004. As of June 30, 2004, CSFB LLC maintained three 364-day committed secured revolving credit facilities totaling $700 million, with two facilities totaling $450 million maturing in August and November 2004 and one facility for $250 million maturing in February 2005. These facilities require CSFB LLC to pledge unencumbered marketable securities to secure any borrowings. Borrowings under each facility would bear interest at short-term rates related to either the federal funds rate or LIBOR and can be used for general corporate purposes. The facilities contain customary covenants that the Company believes will not impair its ability to obtain funding. As of June 30, 2004, no borrowings were outstanding under any of the facilities.

2004 Financings:

In the six months ended June 30, 2004, the Company issued longer-dated fixed income securities to extend the maturity profile of the Company’s debt. For the six months ended June 30, 2004, the Company issued $1.1 billion in medium-term notes, $1.0 billion of 5.125% notes due 2014 and $1.4 billion of 4.7% notes due 2009 under its then-existing $10.0 billion shelf registration statement.

During the six months ended June 30, 2004, the Company repaid approximately $1.1 billion of medium-term notes and $31 million of structured notes.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

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

The Company’s subsidiaries manage many private equity partnerships (the “Funds”). When the investment performance of CSFB-managed Funds exceeds specific thresholds, the Company and certain other general partners (the “GPs”) may be entitled to receive a carried interest distribution. Carried interest distributions are based on the cumulative investment performance of each Fund at the time the distribution is made. As a result, the Company, in its capacity as a GP (or general partner or managing member of a GP), may be obligated to return to investors in the Funds all or a portion of the carried interest distributions received by the GPs if the GPs have received excess carried interest payments over the life of the Funds under the governing documents of the Funds. The amount of such contingent obligation is based upon the performance of the Funds but cannot exceed the amount of carried interest received by the GPs. As of June 30, 2004 and December 31, 2003, the maximum amount of such contingent obligations was $441 million and $252 million, respectively, assuming the Funds’ remaining investments were worthless. Assuming the Funds’ remaining investments were sold at their current carrying values, as of June 30, 2004 and December 31, 2003, the contingent obligations would have been $8 million and $6 million, respectively. As of June 30, 2004 and December 31, 2003, the Company has recorded liabilities of $64 million and $25 million, respectively, in connection with the contingent obligation to return prior carried interest distributions to third party investors in the Funds.

In addition, pursuant to certain contractual arrangements, the Company is obligated to make cash payments to certain investors in certain Funds if specified performance thresholds are not met. As of June 30, 2004 and December 31, 2003, the maximum amount of such contingent obligations was $57 million and $46 million, respectively, assuming the Funds’ remaining investments were worthless. Assuming the Funds’ remaining investments were sold at their current carrying values as of June 30, 2004 and December 31, 2003, there would have been no contingent obligations.

As of June 30, 2004 and December 31, 2003, the Company had investments in private equity and other long-term investments of $2.6 billion and $1.1 billion, respectively, and had commitments to invest up to an additional $1.2 billion and $1.3 billion as of June 30, 2004 and December 31, 2003, respectively. The cost of these investments was $2.8 billion and $1.5 billion as of June 30, 2004 and December 31, 2003, respectively. For those private equity investments consolidated primarily under FIN 46R, the cost represents the carrying value. Changes in net unrealized appreciation/depreciation arising from changes in fair value and the gain or loss realized upon sale are reflected in principal transactions-net in the condensed consolidated statements of income. The increase in the private equity and other long-term investments was principally related to the Company’s adoption of FIN 46R and the consolidation of certain private equity funds. During 2004, the Company consolidated certain private equity funds that are managed by the Company and recorded $1.5 billion of additional private equity and other long-term investments, $200 million in other net assets, including cash, and $1.7 billion of minority interests in other liabilities in the condensed consolidated statement of financial condition through the consolidation of certain private equity funds

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

8.   Private Equity and Other Long-Term Investments (Continued)

primarily under FIN 46R. Similarly, for the three and six months ended June 30, 2004, the Company recorded an increase of $365 million and $446 million, respectively, in net revenues as a result of the consolidation of these private equity funds. Net income was unaffected as offsetting minority interests were recorded in the condensed consolidated statements of income. See Note 6 for more information.

9.   Net Capital

The Company’s principal wholly owned subsidiary, CSFB LLC, is a registered broker-dealer, registered futures commission merchant and member firm of the New York Stock Exchange, Inc. (“NYSE”). As such, it is subject to the NYSE’s net capital rule, which conforms to the uniform net capital rule pursuant to Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the alternative method permitted by this rule, the required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds, whichever is greater. If a member firm’s net capital is less than four percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm’s net capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. As of June 30, 2004, CSFB LLC’s net capital of approximately $2.6 billion was 42% of aggregate debit balances and in excess of the minimum requirement by approximately $2.5 billion.

The Company’s over-the-counter (“OTC”) derivatives dealer subsidiary, Credit Suisse First Boston Capital LLC (“CSFB Capital LLC”), is also subject to the uniform net capital rule, but calculates its net capital based on value at risk under Appendix F of Rule 15c3-1 under the Exchange Act. As of June 30, 2004, CSFB Capital LLC’s net capital of $170 million, allowing for market and credit risk exposure of $50 million and $51 million, respectively, was in excess of the minimum net capital requirement by $150 million. CSFB Capital LLC operates pursuant to the (k)(2)(ii) exemptive provisions of Rule 15c3-3 of the Exchange Act, and, accordingly, all customer transactions are cleared through CSFB LLC on a fully disclosed basis.

Certain other subsidiaries are subject to capital adequacy requirements. As of June 30, 2004, the Company and its subsidiaries complied with all applicable regulatory capital adequacy requirements.

10.   Cash and Securities Segregated Under Federal and Other Regulations

In compliance with the Commodity Exchange Act, CSFB LLC segregates funds deposited by customers and funds accruing to customers as a result of trades or contracts. As of June 30, 2004 and December 31, 2003, cash and securities aggregating $3.2 billion and $2.6 billion, respectively, were segregated or secured by CSFB LLC in separate accounts exclusively for the benefit of customers.

In accordance with the SEC’s no-action letter dated November 3, 1998, CSFB LLC computed a reserve requirement for the proprietary accounts of introducing broker-dealers. As of June 30, 2004 and December 31, 2003, CSFB LLC segregated securities aggregating $176 million and $196 million, respectively, on behalf of introducing broker-dealers.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

10.   Cash and Securities Segregated Under Federal and Other Regulations (Continued)

In addition, CSFB LLC segregated U.S. Treasury securities with a market value of $4.1 billion and $3.3 billion as of June 30, 2004 and December 31, 2003, respectively, in a special reserve bank account exclusively for the benefit of customers as required by Rule 15c3-3 of the Exchange Act.

11.   Derivatives Contracts

The Company uses derivatives contracts for trading and hedging purposes and to provide products for clients. These derivatives include options, forwards, futures and swaps.

Non-trading Derivatives

The Company hedges its fixed rate debt by using interest rate swaps. These swaps are considered hedging instruments and qualify as fair value hedges under SFAS 133. For qualifying fair value hedges, the changes in fair value of both the hedging instrument and the underlying debt are included in principal transactions-net and the interest flows are included in interest and dividends, net of interest expense in the condensed consolidated statements of income.

The effectiveness of a qualifying hedging relationship is evaluated using quantitative measures of correlation. If a hedge relationship is not found to be highly effective, the hedge relationship no longer qualifies for hedge accounting under SFAS 133. As such, any subsequent gains or losses attributable to the hedged item cease to be recognized, while the subsequent changes in the derivatives instrument’s fair value are recognized in earnings, in each reporting period. In addition, the fair value adjustment of the debt due to hedge accounting is amortized over the remaining life of the debt as a yield adjustment.

The gains and losses related to the ineffective component of the fair value hedges were not material for the six months ended June 30, 2004 and 2003.

Other derivatives used for hedging purposes that do not qualify as hedges under SFAS 133 are carried at fair value with changes in value and interest flows included in principal transactions-net in the condensed consolidated statements of income. For the six months ended June 30, 2004 and 2003, the Company recognized a pre-tax gain of $1 million and $3 million, respectively, for these derivatives.

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

Options

The Company writes option contracts specifically designed to meet customer needs, for trading purposes or for hedging purposes. The options do not expose the Company to credit risk because the Company, not its counterparty, is obligated to perform. At the beginning of the contract period, the Company receives a cash premium. During the contract period, the Company bears the risk of unfavorable

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

11.   Derivatives Contracts (Continued)

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

Forwards and Futures

The Company enters into forward purchases and sales contracts for U.S. government and agencies, corporate debt, mortgage-backed securities and foreign currencies. In addition, the Company enters into futures contracts on equity-based indices and other financial instruments, as well as options on futures contracts.

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

Swaps

The Company’s swap agreements consist primarily of interest rate, equity and credit default swaps. Interest rate swaps are contractual agreements to exchange interest rate payments based on agreed notional amounts and maturity. Equity swaps are contractual agreements to receive the appreciation or depreciation in value based on a specific strike price on an equity instrument in exchange for paying another rate, which is usually based on an index or interest rate movements. Credit default swaps are contractual agreements in which one counterparty pays a periodic fee in return for a contingent payment by the other counterparty following a credit event of a reference entity. A credit event is commonly defined as bankruptcy, insolvency, receivership, material adverse restructuring of debt, or failure to meet payment obligations when due. Swaps are reported at fair value.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

11.   Derivatives Contracts (Continued)

Quantitative Disclosures for All Derivatives

The fair values of all derivatives contracts outstanding as of June 30, 2004 and December 31, 2003 were as follows:

	As of June 30, 2004		As of December 31, 2003
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Options	$2,917	$2,813	$2,892	$2,756
Forward contracts	1,775	1,344	695	257
Swaps	1,381	848	1,986	942
Total	$6,073	$5,005	$5,573	$3,955

These assets and liabilities are included as derivatives contracts in financial instruments owned/sold not yet purchased, respectively, in the condensed consolidated statements of financial condition.

12.   Employee Benefit Plans

The Company provides retirement and postretirement benefits to its U.S. and certain non-U.S. employees through participation in defined benefit and defined contribution pension plans and other plans. The Company’s measurement date for its pension and other postretirement benefit plans is September 30.

Pension Plans

The Company participates in a non-contributory defined benefit pension plan (the “Qualified Plan”) available to certain individuals employed before January 1, 2000. Contributions to the Qualified Plan are made as required by the Internal Revenue Code and applicable law but not in excess of the amounts deductible by the Company for income tax purposes.

The Company also sponsors a savings and retirement plan, which is a defined contribution plan, with both a savings and a retirement component. All employees are eligible to participate in the savings component whereby the Company matches employee contributions. In addition, individuals employed before January 1, 2000 who do not accrue benefits under the Qualified Plan and employees hired on or after January 1, 2000 participate in the retirement component and receive a retirement contribution that is linked to the return on equity of the Credit Suisse First Boston business unit.

The Company also provides a non-contributory, non-qualified, unfunded plan (the “Supplemental Plan”), which provides benefits to certain senior employees and Qualified Plan participants whose benefits may be limited by tax regulations. Benefits under these pension plans are based on years of service and employee compensation.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

12.   Employee Benefit Plans (Continued)

Other Postretirement Plans

In addition, the Company provides certain subsidized unfunded health-care benefits for eligible retired employees (the “Other Plans”). Employees hired prior to July 1, 1988 become eligible for these benefits if they meet minimum age and service requirements.

The following table presents the pension expense by component for the Qualified Plan, the Supplemental Plan and the Other Plans for the three and six months ended June 30, 2004 and 2003:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions)
Components of Net Periodic Benefit Cost:
Service cost	$7	$8	$14	$17
Interest cost	10	11	21	21
Expected return on plan assets	(12)	(11)	(25)	(22)
Amortization of loss	5	3	11	7
Amortization of prior service cost	1	1	—	1
Recognized net actuarial loss	(1)	1	(1)	—
Net periodic benefit cost	$10	$13	$20	$24

The Company made a payment of $150 million to the Qualified Plan in January 2004. The Company made payments of $3 million to participants in the Supplemental Plan and the Other Plans during the first six months of 2004 and expects to pay a total of $8 million for the year ended December 31, 2004.

13.   Leases and Commitments

The following table sets forth the Company’s minimum operating lease commitments as of June 30, 2004:

Period	(In millions)
Remainder of 2004	$83
2005	154
2006	148
2007	140
2008	131
2009-2025	1,198
Total(1)	$1,854

(1)          Includes contractual obligations related to certain information technology, equipment leases and software licenses of $14 million and excludes sublease revenue of $327 million.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

13.   Leases and Commitments (Continued)

The following table sets forth certain of the Company’s long-term commitments, including the current portion, as of June 30, 2004:

	Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total commitments
	(In millions)
Standby resale agreements(1)	$—	$75	$—	$—	$75
Private equity(2)	206	65	285	631	1,187
Resale agreements(3)	6,202	—	—	—	6,202
Total commitments	$6,408	$140	$285	$631	$7,464

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

The Company has access to standby letters of credit of $99 million and $95 million as of June 30, 2004 and December 31, 2003, respectively, in order to satisfy counterparty collateral requirements.

In connection with its residential mortgage business, the Company may from time to time arrange for the sale of certain qualifying mortgage loans or pools of mortgage loans (the “Loans”) to an unaffiliated entity (the “Purchaser”) pursuant to an agreement between the Company and the Purchaser. In accordance with the agreement, the Company may be required to repurchase one or more Loans, including the related hedge positions, from the Purchaser at its request in accordance with the terms of the agreement. As of June 30, 2004, the Purchaser has the right to request the Company to repurchase approximately $3.3 billion of Loans from the Purchaser pursuant to the terms of the agreement.

The Company had no capital lease or purchase obligations as of June 30, 2004. For information about certain of the Company’s additional commitments, see Notes 7, 8 and 14.

14.   Guarantees

In the ordinary course of business, the Company enters into guarantee contracts as guarantor. FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires disclosure by a guarantor of its maximum potential payment obligations under certain of its guarantees to the extent that it is possible to estimate them. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing such guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that certain events or conditions occur. With certain exceptions, these liability recognition requirements apply to any new guarantees entered into, or existing guarantees that are modified, after December 31, 2002.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

14.   Guarantees (Continued)

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

The following table sets forth the maximum quantifiable contingent liability associated with guarantees covered by FIN 45 as of June 30, 2004 by maturity:

	Guarantee of Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total guarantees
	(In millions)
Performance guarantees	$53	$99	$191	$336	$679
Derivatives	2,842	2,730	739	1,025	7,336
Related party guarantees	—	—	—	3,725	3,725
Total guarantees	$2,895	$2,829	$930	$5,086	$11,740

Performance Guarantees

In the ordinary course of business, the Company enters into contracts that would require it, as the guarantor, to make payments to the guaranteed party based on a third party’s failure to perform under an agreement. As of June 30, 2004, the Company had a maximum contingent liability of $679 million under performance guarantees.

Federal National Mortgage Association (“FNMA”) Activities

As part of the Company’s commercial mortgage activities, the Company sells certain commercial mortgages that it has originated to FNMA and agrees to bear a percentage of the losses should the borrowers fail to perform. Under these guarantees, the Company is required to reimburse FNMA for losses on certain whole loans underlying mortgage-backed securities issued by FNMA and, as of June 30, 2004, recorded liabilities of $8 million related to these guarantees. The Company’s maximum potential exposure related to these guarantees, assuming all the borrowers failed to perform, was $270 million as of June 30, 2004.

As part of the Company’s residential mortgage activities, the Company sells certain residential mortgages that it has purchased to FNMA and agrees to bear a percentage of the losses should the borrowers fail to perform. In accordance with FIN 45, the Company did not recognize a liability for these guarantees because they were issued prior to December 31, 2002 and have not been modified. The

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

14.   Guarantees (Continued)

Company’s maximum potential exposure related to these guarantees, assuming all the borrowers failed to perform, was $125 million as of June 30, 2004.

Guarantees of Collection of Prepayment Penalties and Payments for Reductions in Excess Servicing Fees

As part of the Company’s residential mortgage securitization activities, the Company at times guarantees the collection by the servicer and remittance to the securitization trust of prepayment penalties. As of June 30, 2004, the Company’s maximum exposure under the guarantees, assuming that every mortgage holder prepays and the servicers fail to collect and remit the prepayment penalties, was $284 million; however, the Company has recourse against the servicer.

In addition, the Company at times guarantees to cover any increases in servicing fees that would be otherwise borne by the securitization trust in connection with the replacement of the existing servicer. The Company has determined that is it not possible to estimate the maximum amount of its obligations under these guarantees as of June 30, 2004.

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

As of June 30, 2004, the Company recorded $184 million in derivatives that met the definition of a guarantee under FIN 45. These are reflected as derivatives contracts in the condensed consolidated statements of financial condition. The maximum gross contingent liability, excluding any potential offset from hedging activities related to these contracts, was $7.3 billion, of which $4.5 billion was with CSG affiliates, and represents the obligation of the Company in the event that all the underlying financial instruments are worthless, the likelihood of which the Company believes is remote. For more information on derivatives, see Note 11.

Related Party Guarantees

For purposes of FIN 45, related party guarantees refer to any guarantees issued by the Company for obligations of any company (“affiliates”) controlled by CSG, the Company’s ultimate parent, unless it is

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

14.   Guarantees (Continued)

one of the Company’s consolidated subsidiaries. Guarantees issued by the Company for the obligations of its consolidated subsidiaries are excluded because they do not create any incremental liability.

The Company issues guarantees to customers with respect to certain obligations of its affiliates in the ordinary course of business, including, but not limited to, certain derivatives transactions. Failure to perform by an affiliate would require the Company to perform under the guarantee. The maximum contingent liability of future payments of guarantees issued to counterparties of affiliates as of June 30, 2004 was $3.7 billion. Excluded from this maximum contingent liability are certain guarantees for which an estimate cannot be made because the exposure is unlimited and therefore impossible to estimate. While the maximum contingent liability represents possible future payments under the guarantees, the Company believes that the likelihood of nonperformance by these affiliates is remote.

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

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

14.   Guarantees (Continued)

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

15.   Industry Segment and Geographic Data

As of January 1, 2004, the Company transferred the private equity and private fund businesses from the Institutional Securities segment to the Financial Services segment, which has been renamed Wealth & Asset Management. As a result, the Company changed the presentation of the Institutional Securities and Wealth & Asset Management segment results. In addition, the Company allocated to the segments merger-related costs and certain other costs and revenues, previously excluded from its reportable segments, which the Company believed did not represent normal operating costs and revenues. Prior period segment numbers have been changed to conform to the new segment reporting structure.

The Company operates and manages its businesses through two operating segments: the Institutional Securities segment, consisting primarily of the Investment Banking and Trading divisions; and the Wealth & Asset Management segment, consisting of the Private Client Services, Private Equity and Private Fund divisions.

The Company’s segments are managed based on types of products and services offered and their related client bases. The Company evaluates the performance of its segments based primarily on income from continuing operations before provision for income taxes and discontinued operations but excluding minority interests.

The Institutional Securities segment consists of:

•       the Investment Banking division, which serves a broad range of users and suppliers of capital and provides financial advisory and securities underwriting and placement services; and

•       the Trading division, which trades and distributes equity and equity-related products, including listed and OTC derivatives, fixed income financial instruments and derivatives and risk management products, and engages in securities lending and borrowing.

The Institutional Securities segment also includes the results from legacy private equity and distressed assets.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

15.   Industry Segment and Geographic Data (Continued)

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

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

15.   Industry Segment and Geographic Data  (Continued)

The following table sets forth certain financial information of the Company’s segments.

	Institutional Securities	Wealth & Asset Management	Total Segment
	(In millions)
For the three months ended June 30, 2004:
Net revenues excluding net interest	$674	$669	$1,343
Net interest revenue	593	31	624
Total net revenues(1)	1,267	700	1,967
Total expenses	1,024	138	1,162
Income(2)	243	562	805
Minority interests(3)	35	330	365
Income after minority interests(4)	$208	$232	$440
For the three months ended June 30, 2003:
Net revenues excluding net interest	$668	$174	$842
Net interest revenue	594	10	604
Total net revenues(1)	1,262	184	1,446
Total expenses	1,141	149	1,290
Income(2)	121	35	156
Minority interests(3)	—	—	—
Income after minority interests(4)	$121	$35	$156
For the six months ended June 30, 2004:
Net revenues excluding net interest	$1,377	$899	$2,276
Net interest revenue	1,230	41	1,271
Total net revenues(1)	2,607	940	3,547
Total expenses	2,119	296	2,415
Income(2)	488	644	1,132
Minority interests(3)	62	384	446
Income after minority interests(4)	$426	$260	$686
For the six months ended June 30, 2003:
Net revenues excluding net interest	$1,192	$312	$1,504
Net interest revenue	1,129	14	1,143
Total net revenues(1)	2,321	326	2,647
Total expenses	2,105	299	2,404
Income(2)	216	27	243
Minority interests(3)	—	—	—
Income after minority interests(4)	$216	$27	$243
Segment assets as of June 30, 2004(5)	$275,388	$3,799	$279,187
Segment assets as of December 31, 2003	$239,733	$1,833	$241,566

(1)          Interest income and expense is accrued at the stated coupon rate for coupon-bearing financial instruments, and for non-coupon-bearing financial instruments, interest income is recognized by

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

15.   Industry Segment and Geographic Data  (Continued)

accreting the discount over the life of the instrument. For coupon-bearing financial instruments purchased at a discount or premium, the difference between interest income and expense accrued at the stated coupon rate and interest income and expense determined on an effective yield basis is included in principal transactions-net in the Company’s condensed consolidated statements of income and in net revenues excluding net interest above.

(2)          Income from continuing operations before provision for income taxes, minority interests and discontinued operations.

(3)          Related to the Company’s consolidation of certain private equity funds.

(4)          Income from continuing operations before provision for income taxes and discontinued operations.

(5)          The Institutional Securities and Wealth & Asset Management segment assets as of June 30, 2004 include $472 million and $1.2 billion, respectively, related to the Company’s consolidation of certain private equity funds.

The Company’s principal operations are located in the United States. The Company’s foreign revenues are not significant.

16.   Goodwill and Identifiable Intangible Assets

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. Under the standard, goodwill and indefinite-lived intangible assets are reviewed annually for impairment instead of being amortized to earnings. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment.

As of June 30, 2004 and December 31, 2003, the Company had $532 million of goodwill. As of June 30, 2004 and December 31, 2003, the Company had identifiable intangible assets (primarily software and customer lists, which are being amortized over useful lives ranging from 3 to 20 years) of $41 million and $46 million, net of accumulated amortization of $49 million and $47 million, respectively, included in other assets and deferred amounts in the condensed consolidated statements of financial condition. See Note 1 for more information on the transfer.

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

It is inherently difficult to predict the outcome of many of these matters. In presenting the condensed consolidated financial statements, management makes estimates regarding the outcome of these matters

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

17.   Legal Proceedings (Continued)

and records a reserve and takes a charge to income when losses with respect to such matters are probable and can be reasonably estimated. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company’s defenses and its experience in similar cases or proceedings.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
Credit Suisse First Boston (USA), Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of Credit Suisse First Boston (USA), Inc. and subsidiaries as of June 30, 2004, the related condensed consolidated statements of income for the three and six-month periods ended June 30, 2004 and 2003, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Credit Suisse First Boston (USA), Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 19, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ KPMG LLP
New York, New York
August 5, 2004

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

BUSINESS ENVIRONMENT

Our principal business activities, investment banking, private equity, securities underwriting and sales and trading, are, by their nature, highly competitive and subject to general market conditions that include volatile trading markets and fluctuations in the volume of new issues and public and private mergers and acquisitions activities and fluctuations in the value of financial instruments. Consequently, our results have been, and are likely to continue to be, subject to significant fluctuations reflecting the impact of many factors beyond our control, including securities market conditions, the level and volatility of interest rates, competitive conditions, the size and timing of transactions and the geopolitical environment.

The U.S. economy experienced strong growth in the first half of 2004, as industrial production and job creation surged. While it appears that the economic recovery is becoming broader, this sentiment has been tempered by unexpected soft economic data in June that suggests that the economy is now growing at a slower rate than in early 2004.

For the three and six months ended June 30, 2004, the major stock market indices were relatively flat, as expectations of improved corporate earnings offset concerns over oil prices and rising interest rates. The Dow Jones Industrial Average increased 1%, the Standard & Poor’s 500 stock index rose 1% and the NASDAQ composite index increased 3% for the three months ended June 30, 2004. The Dow Jones Industrial Average decreased less than 1%, the Standard & Poor’s 500 stock index rose 3% and the NASDAQ composite index increased 2% for the first six months of 2004.

After managing positive returns for the first quarter of 2004, the fixed income markets retreated on news of improving job data and anticipated interest rate increases by the Federal Reserve Board. Losses in the second quarter of 2004 erased the gains from the first quarter of 2004. These losses were broad-based as treasury, corporate and high-yield bonds all declined. On June 30, 2004, the Federal Reserve Board increased its federal funds rate for the first time in four years from 1% to 1.25% stating that it expected future rate increases to be “measured”.

The dollar value of U.S. debt underwriting decreased for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, reflecting an industry-wide decline in debt underwriting. The dollar value of U.S. equity and equity-related underwriting decreased for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, primarily reflecting a decrease in convertible securities issuances. The dollar value of completed mergers and acquisitions in the United States increased for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.The dollar value of U.S. debt underwriting decreased in the first six months of 2004 compared to the first six months of 2003, primarily as a result of a sharp decline in mortgage-backed securities underwriting. The dollar value of U.S. equity and equity-related underwriting increased in the first six months of 2004 compared to the first six months of 2003. Mergers and acquisitions activity showed signs of recovery as the dollar value of completed mergers and acquisitions in the United States for the first six months of 2004 increased compared with the first six months of 2003.

MANAGEMENT OVERVIEW

Net revenues in the second quarter of 2004 increased $521 million compared to the second quarter of 2003. The increase was primarily due to significant gains from Wealth & Asset Management private equity investments and the consolidation of certain private equity funds, which increased net revenues by $365 million. Net trading revenues for the Institutional Securities segment were essentially flat, with a decrease in equity net trading revenues partly offset by an increase in fixed income net trading revenues. Investment Banking revenues for the Institutional Securities segment decreased 24%, reflecting a decline in debt underwriting partially offset by an increase in advisory and other fees. Total expenses decreased 10% due to lower merger-related costs, other operating expenses and compensation and benefits expenses. Net income of $292 million decreased compared to second quarter 2003 net income of $978 million, primarily reflecting the after-tax gain of $852 million from the sale of Pershing in the second quarter of 2003.

Net revenues in the first half of 2004 increased $900 million compared to the first half of 2003, primarily due to significant gains from Wealth & Asset Management private equity investments and the consolidation of certain private equity funds, which increased net revenues by $446 million. Net trading revenues for Institutional Securities increased 7% as increased fixed income net trading revenues were partially offset by a small decrease in equity net trading revenues. Investment Banking revenues for the Institutional Securities segment decreased 2%, reflecting declines in debt underwriting and flat advisory and other revenues offset in part by an increase in equity underwriting. Total expenses were essentially flat, as increases in compensation and benefits expenses, reflecting increased revenues, were offset by lower merger-related costs and other operating expenses. Net income of $459 million decreased compared to second half 2003 net income of $1.1 billion, primarily reflecting the after-tax gain of $852 million from the sale of Pershing in the second quarter of 2003.

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

Fair value may be objective, as is the case for exchange-traded instruments for which quoted prices in price-efficient and liquid markets generally exist, or as is the case where a financial instrument’s fair value is derived from actively quoted prices or pricing parameters or alternative pricing sources with a reasonable level of price transparency. For financial instruments that trade infrequently and have little price transparency, fair value may be subjective and require varying degrees of judgment depending on liquidity, concentration, uncertainty of market factors, pricing assumptions and other risks affecting the specific instrument. In such circumstances, valuation is based on management’s best estimate of fair value. In addition, valuation of financial instruments ordinarily based on quoted prices may be distorted in times of market dislocation.

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

The Company also has agreements with certain counterparties to exchange collateral based on the fair value of derivatives contracts. Through this process, one or both parties provide the other party with the fair value of these derivatives contracts in order to determine the amount of collateral required. This exchange of information provides additional support for the Company’s derivatives contracts valuations. As part of the Company’s over-the-counter, or OTC, derivatives business, the Company and other participants provide pricing information to aggregation services that compile this data and provide this information to subscribers. This information is considered in the determination of fair value for certain OTC derivatives.

For further discussion of our risk management policies and procedures, see “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3 and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2003.

Valuation

For purposes of valuation, we categorize our financial instruments as cash products, derivatives contracts and private equity investments. As of June 30, 2004 and December 31, 2003, the fair value of cash products, derivatives contracts and private equity investments was:

	As of June 30, 2004		As of December 31, 2003
	Financial instruments owned	Financial instruments sold not yet purchased	Financial instruments owned	Financial instruments sold not yet purchased
	(In millions)
Cash products	$90,865	$45,235	$73,210	$31,790
Derivatives contracts	6,073	5,005	5,573	3,955
Private equity investments	2,551	—	1,123	—
Total	$99,489	$50,240	$79,906	$35,745

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

Derivatives Contracts

Our derivatives contracts consist of OTC and exchange-traded derivatives, and the fair value of these as of June 30, 2004 and December 31, 2003 was as follows:

	As of June 30, 2004		As of December 31, 2003
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Exchange-traded	$2,594	$2,413	$2,552	$2,292
OTC	3,479	2,592	3,021	1,663
Total	$6,073	$5,005	$5,573	$3,955

The fair value of exchange-traded derivatives is typically derived from the observable exchange price and/or observable market parameters. Our primary exchange-traded derivatives include futures and certain option agreements. OTC derivatives include forwards, swaps and options on foreign exchange, interest rates, equities and credit products. Fair values for OTC derivatives are determined on the basis of internally developed proprietary models using various input parameters. The input parameters include those characteristics of the derivative that have a bearing on the economics of the instrument and market parameters. In well-established derivatives markets, the use of a particular model may be widely accepted. For example, the Black-Scholes model is widely used to calculate the fair value of many types of options. These models are used to calculate the fair value of OTC derivatives and to facilitate the effective risk management of the portfolio. The determination of the fair value of many derivatives involves only limited subjectivity because the required input parameters are observable in the marketplace. For other more complex derivatives, subjectivity relating to the determination of input parameters reduces price transparency. Specific areas of subjectivity include long-dated volatilities on OTC option transactions and recovery rate assumptions for credit derivatives transactions. Uncertainty of pricing assumptions and liquidity are also considered as part of the valuation process. Because of these uncertainties, we do not recognize a dealer profit or unrealized gain at the inception of a derivatives transaction unless the valuation underlying the unrealized gain is evidenced by quoted market prices in an active market, observable prices of other current market transactions or other observable data supporting a valuation technique in accordance with Emerging Issues Task Force Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” As of June 30, 2004 and December 31, 2003, most of the replacement values reported in our condensed consolidated statements of financial condition were derived using observable input parameters. For further information on the fair value of derivatives as of June 30, 2004 and December 31, 2003, see “—Derivatives—Sources and Maturities of OTC Derivatives” and Note 11 of the condensed consolidated financial statements in Part I, Item 1.

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

The Company categorizes its private equity investments into three categories—CSFB-managed funds, funds managed by third parties and direct investments. The increase in CSFB-managed funds reflects our consolidation primarily under the Financial Accounting Standards Board Interpretation, or FIN, No. 46, “(Revised 2003) Consolidation of Variable Interest Entities,” or FIN 46R, of certain private equity funds. For more information see Note 6 of the condensed consolidated financial statements in Part I, Item 1. The following table sets forth the fair value of our private equity investments by category as of June 30, 2004 and December 31, 2003:

	As of June 30, 2004		As of December 31, 2003
	Fair value	Percent of total	Fair value	Percent of total
	(In millions)		(In millions)
CSFB-managed funds	$2,245	88%	$839	74%
Funds managed by third parties	285	11	279	25
Direct investments	21	1	5	1
Total	$2,551	100%	$1,123	100%

CSFB-Managed Funds.   CSFB-managed funds are partnerships and related “side by side” direct investments for which CSFB acts as the fund’s advisor and makes investment decisions. As of June 30, 2004 and December 31, 2003, approximately 90% and 80%, respectively, of CSFB-managed fund investments (excluding minority interests in private equity funds that were consolidated primarily under FIN 46R) were in private securities. The fair value of our investments in CSFB-managed fund of funds partnerships is based on the valuation received from the underlying fund manager.

Funds Managed by Third Parties.   Funds managed by third parties are investments by the Company as a limited partner in a fund managed by an external fund manager. The fair value of these funds is based on the valuation received from the general partner of the fund.

Direct Investments.   Direct investments are generally debt and equity securities that are not made through or “side by side” CSFB-managed funds and consist of public and private securities. These investments are priced in accordance with the procedures for CSFB-managed or third-party managed funds. As of June 30, 2004 and December 31, 2003, approximately 79% and 82%, respectively, of direct investments were in private securities.

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

As of June 30, 2004, we had deferred tax assets resulting from temporary differences that could reduce taxable income in future periods. The condensed consolidated statements of financial condition as of June 30, 2004 and December 31, 2003 include deferred tax assets of $1.6 billion and $1.7 billion, respectively, and deferred tax liabilities of $382 million and $375 million, respectively. Due to uncertainty concerning our ability to generate the necessary amount and mix of state and local taxable income in future periods, we maintained a valuation allowance against our deferred state and local tax assets in the amount of $32 million and $36 million as of June 30, 2004 and December 31, 2003, respectively. For further information on the temporary differences that generate deferred tax assets, see Note 5 of the condensed consolidated financial statements in Part I, Item 1.

Litigation Contingencies

From time to time, we are involved in a variety of legal, regulatory and arbitration matters in connection with the conduct of our business. It is inherently difficult to predict the outcome of many of these matters, particularly those cases in which the matters are brought on behalf of various classes of claimants, seek damages of unspecified or indeterminate amounts or involve novel legal claims. In presenting our condensed consolidated financial statements, management makes estimates regarding the outcome of legal, regulatory and arbitration matters and takes a charge to income when losses with respect to such matters are probable and can be reasonably estimated. Charges, other than those taken periodically for cost of defense, are not established for matters when losses cannot be reasonably estimated. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel and other advisers, our defenses and our experience in similar cases or proceedings. For a discussion of legal proceedings, see “Legal Proceedings” in Part II, Item 1.

RECENT DEVELOPMENTS

On June 4, 2004, the Company filed on Form 8-K audited consolidated statements of financial condition as of December 31, 2003 and 2002 and the related audited consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years ended December 31, 2003, 2002 and 2001 and related notes, restated to reflect the transfer of the high-net-worth business and updated segment information to reflect the segment changes made effective January 1, 2004. The Form 8-K filed on June 4, 2004 also includes a revised discussion of the Company’s results of operations to reflect the transfer of the high-net-worth business and change in segments.

On May 17, 2004, we entered into a memorandum of understanding with TXU Energy Company LLC, a Texas-based energy trading company, or TXU, to work together to form an independent energy trading entity. The proposed entity will market and trade power, natural gas and other energy-related commodities in North America. Each of the Company and TXU expects to make a 50% investment in this entity, and the Company would guarantee certain obligations of this entity. The Company and TXU are working toward entering into definitive agreements in the third quarter of 2004 and expect the energy trading entity to begin operations in the fourth quarter of 2004.

On March 31, 2004, Credit Suisse First Boston, Inc., or CSFBI, our immediate parent company, transferred the high-net-worth business of Credit Suisse Asset Management, LLC, or CSAM, a wholly owned subsidiary of CSFBI, to us as a capital contribution of $221 million, and this business is part of our Private Client Services business. The transfer of this business was accounted for at historical cost in a manner similar to pooling-of-interest accounting because CSAM and we were under the common control of CSFBI at the time of transfer. Accordingly, we have restated our financial information for all periods presented to reflect the results of operations, financial condition, cash flows and changes in stockholders’ equity of the CSAM high-net-worth business as if we had acquired it on November 3, 2000, the date that we were acquired by CSFBI. The transferred assets of this business consist principally of goodwill and intangible assets relating primarily to CSAM’s acquisition of Warburg Pincus Asset Management in 1999. In December 2003, CSAM wrote down the value of its high-net-worth intangible assets, resulting in a pre-tax loss of $200 million and an after-tax loss of $130 million, and this loss is reflected in our restated audited consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth a summary of our financial results for the three and six months ended June 30, 2004 and 2003. On May 1, 2003, we sold the Pershing unit, or Pershing, to The Bank of New York Company, Inc. The results of operations for Pershing, including the gain on the sale, are presented as discontinued operations in the condensed consolidated statements of income and in the following table.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In millions)
Total net revenues	$1,967	$1,446	$3,547	$2,647
Total expenses	1,162	1,290	2,415	2,404
Income from continuing operations before provision for income taxes, minority interests and discontinued operations	805	156	1,132	243
Provision for income taxes	148	30	227	60
Minority interests	365	—	446	—
Income from continuing operations	292	126	459	183
Income from discontinued operations, net of income tax provision	—	852	—	876
Net income	$292	$978	$459	$1,059

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

We use interest rate swaps to hedge the interest rate exposure associated with certain resale and repurchase agreements. These interest rate swaps are carried at fair value while the resale and repurchase agreements are carried at contract amounts, with interest income or expense accruing over the term of the agreement. As a result, increases and decreases in the value of the interest rate swaps are not offset by decreases and increases in the value of the resale and repurchase agreements until the securities are repurchased or sold. Therefore, our net revenues are subject to volatility from period to period due to timing.

Our businesses are materially affected by conditions in the financial markets and economic conditions generally, including geopolitical events. Unpredictable or adverse market and economic conditions have adversely affected and may in the future adversely affect our results of operations. See “Business—Certain Factors That May Affect Our Results of Operations” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2003.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

The Company recorded net income of $292 million for the three months ended June 30, 2004 compared to net income of $978 million for the three months ended June 30, 2003. The decrease reflects the after-tax gain of $852 million from the sale of Pershing during the second quarter of 2003. The Company recorded income from continuing operations of $292 million for the three months ended June 30, 2004 compared to $126 million for the three months ended June 30, 2003 reflecting higher net revenues and lower expenses.

Total net revenues increased $521 million, or 36%, to $2.0 billion for the three months ended June 30, 2004, as principal transactions and net interest revenues were higher compared to the three months ended June 30, 2003, partially offset by decreases in investment banking and advisory, commissions and other revenues. Principal transactions were higher primarily due to significant gains from certain private equity investments, and the consolidation of certain private equity funds in 2004, which increased net revenues by $365 million. Net income was unaffected by the consolidation of such private equity funds as offsetting minority interests were recorded in the condensed consolidated statements of income. Investment banking and advisory fees decreased primarily due to lower commercial mortgage securitization volume. Commissions were flat as increases in fixed income commissions were offset by decreases in equity commissions. Net interest income continued to benefit from decreased financing costs, reflecting the low interest rates in the period.

Total expenses decreased $128 million, or 10%, to $1.2 billion for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The decrease was principally due to lower merger-related costs, other operating expenses and compensation and benefits expenses. See “—Expenses.”

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

The Company recorded net income of $459 million for the six months ended June 30, 2004 compared to net income of $1.1 billion for the six months ended June 30, 2003. The decrease reflects the after-tax gain of $852 million from the sale of Pershing during the second quarter of 2003. The Company recorded income from continuing operations of $459 million for the six months ended June 30, 2004 compared to $183 million for the six months ended June 30, 2003, reflecting higher net revenues and essentially flat expenses.

Total net revenues increased $900 million, or 34%, to $3.5 billion for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, primarily due to a significant increase in principal transactions but also reflecting higher investment banking and advisory, commissions and net interest revenues. The increase in principal transactions revenue was primarily due to significant gains from certain private equity investments and the consolidation of certain private equity funds in 2004, which increased net revenues by $446 million. Net income was unaffected by the consolidation of such private equity funds as offsetting minority interests were recorded in the condensed consolidated statements of income. Investment banking and advisory fees increased modestly due to increased equity underwriting activity. Commissions increased primarily as a result of increased trading activity in equity cash products and fixed income listed derivatives. Net interest income benefited from decreased financing costs, reflecting the low interest rates in the period.

Total expenses increased $11 million to $2.4 billion for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, as increases in employee compensation and benefits expenses reflecting increased revenues were offset by lower merger-related costs and other operating expenses. See “—Expenses.”

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

Our segments are managed based on the types of products and services offered and their related client bases. We evaluate the performance of our segments based primarily on income from continuing operations before provision for income taxes and discontinued operations but excluding minority interests.

Revenues are evaluated in the aggregate, including an assessment of trading gains and losses and the related interest income and expense attributable to financing and hedging positions. Therefore, individual revenue categories may not be indicative of the performance of the segment results.

The cost structure of each of our segments is broadly similar to that of the Company as a whole, and, consequently, the discussion of expenses is presented on a company-wide basis. The Company allocates to its segments a pro rata share of certain centrally managed costs, such as leased facilities and equipment costs, employee benefits and certain general overhead expenses based upon specified amounts, usage criteria or agreed rates, and allocates interest expense based upon the particular type of asset. The allocation of some costs, such as incentive bonuses, has been estimated. The timing and magnitude of changes in our incentive bonus accrual can have a significant effect on our operating results for a given period.

Institutional Securities

The Institutional Securities segment consists of the Trading and Investment Banking divisions and the results from legacy private equity and distressed assets. The Trading division consists of sales and trading in equity securities, equity-related derivatives, fixed income financial instruments and fixed income-related derivatives, and other related activities. The Investment Banking division raises and invests capital and provides financial advice to companies throughout the United States and abroad. Through the Investment Banking division, we manage and underwrite offerings of securities, arrange private placements and provide financial advisory and other services.

The following table sets forth certain financial information of the Company’s Institutional Securities segment:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In millions)
Revenues:
Principal transactions-net	$52	$(89)	$(7)	$(170)
Investment banking and advisory	365	478	818	831
Commissions	251	254	540	485
Interest and dividends, net	593	594	1,230	1,129
Other	6	25	26	46
Total net revenues	1,267	1,262	2,607	2,321
Total expenses	1,024	1,141	2,119	2,105
Income(1)	243	121	488	216
Minority interests(2)	35	—	62	—
Income after minority interests(3)	$208	$121	$426	$216

(1)          Income from continuing operations before provision for income taxes, minority interests and discontinued operations.

(2)          Related to the Company’s consolidation of certain private equity funds.

(3)          Income from continuing operations before provision for income taxes and discontinued operations.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

The Institutional Securities segment recorded income after minority interests of $208 million for the three months ended June 30, 2004 compared to $121 million for the three months ended June 30, 2003. Total net revenues increased $5 million to $1.3 billion for the three months ended June 30, 2004, reflecting increases in principal transactions, partially offset by decreases in investment banking and advisory fees, commissions and net interest and other revenues. Excluding $35 million of revenues from the consolidation of certain legacy private equity funds, total net revenues decreased $30 million, or 2%.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

The Institutional Securities segment recorded income after minority interests of $426 million for the six months ended June 30, 2004 compared to $216 million for the six months ended June 30, 2003. Total net revenues increased $286 million, or 12%, to $2.6 billion for the six months ended June 30, 2004, reflecting increases in principal transactions, commissions and net interest partially offset by decreases in investment banking and advisory fees and other revenues. Excluding $62 million of revenues from the consolidation of certain legacy private equity funds, total net revenues increased $224 million, or 10%.

Trading

In evaluating the performance of its Trading activities, the Company views as net trading revenues, principal transactions, commissions and net interest in the aggregate. Changes in the composition of trading inventories and hedge positions can cause principal transactions and net interest income to fluctuate.

The following table sets forth net trading revenues of the Institutional Securities segment:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In millions)
Fixed Income	$588	$451	$1,054	$935
Equity	191	331	538	555
Total net Trading	$779	$782	$1,592	$1,490

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Total net trading revenues for the Institutional Securities segment decreased $3 million to $779 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, as decreases in equity net trading revenues were nearly offset by an increase in fixed income net trading revenues. The decrease in equity net trading revenues was primarily due to losses from convertible securities, reflecting lower trading volumes as a result of higher interest rates and wider spreads, and lower revenues from index arbitrage and proprietary equity derivatives. The decrease was partially offset by improved results from our advanced execution services, a trade management system that allows investment managers, hedge funds and broker-dealers to execute trades using automated trading strategies. The increase in fixed income net trading revenues was due primarily to gains on derivatives that hedged certain fixed income financial instruments and resale and repurchase agreements and higher revenues from asset-backed securities. The increase was partially offset by decreases in high-yield secondary trading due to concerns about rising interest rates.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Total net trading revenues for the Institutional Securities segment increased $102 million, or 7%, to $1.6 billion for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, as increased fixed income net trading revenues were partially offset by a decrease in equity net trading revenues. The increase in fixed income net trading revenues was due primarily to gains on derivatives that hedged certain fixed income financial instruments and resale and repurchase agreements and higher revenues from asset-backed securities and commercial mortgages. The increase in fixed income net trading revenues was partially offset by decreases in high-yield secondary trading due to concerns about rising interest rates. The decrease in equity net trading revenues was primarily due to lower revenues from convertible securities, reflecting lower trading volumes as a result of higher interest rates and wider spreads, and lower revenues from structured products. The decrease was partially offset by improved results from risk arbitrage and our advanced execution services.

Investment Banking

The following table sets forth the Investment Banking revenues for the Institutional Securities segment:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In millions)
Debt underwriting	$123	$257	$351	$435
Equity underwriting	98	100	237	163
Total underwriting	221	357	588	598
Advisory and other fees	144	121	230	233
Total Investment Banking	$365	$478	$818	$831

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Investment Banking revenues decreased 24% to $365 million, reflecting a decline in debt underwriting partially offset by an increase in advisory and other fees. For the three months ended June 30, 2004, debt underwriting revenues decreased 52% compared to the three months ended June 30, 2003 to $123 million as commercial mortgage and asset-backed securitization and high-yield new issuance revenues were significantly lower. Equity underwriting revenues decreased 2% to $98 million, despite increases in initial public offering and common stock transaction volumes, reflecting a sharp decline in convertible securities issuances. Advisory and other fees increased 19% to $144 million, reflecting industry-wide increases in mergers and acquisitions and other advisory fees offset by lower fees from structured products.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Investment Banking revenues decreased 2% to $818 million, reflecting declines in debt underwriting offset by an increase in equity underwriting. Advisory and other fees were flat. For the six months ended June 30, 2004, debt underwriting revenues decreased 19% compared to the six months ended June 30, 2003 to $351 million as commercial mortgage securitization and high-yield new issuance revenues were significantly lower. The decreases were partially offset by increases in residential mortgage securitizations. Equity underwriting revenues increased 45% to $237 million as our initial public offering and common stock transaction volumes increased compared to the weak first half of 2003 despite a sharp decline in convertible securities issuances. Advisory and other fees decreased 1% to $230 million.

Other Institutional Securities

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Total revenues from Other Institutional Securities increased $121 million to $123 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 reflecting gains from legacy distressed assets, increases in legacy private equity revenues of $35 million as a result of our consolidation, primarily under FIN 46R, of certain private equity funds and revenue that offsets certain allocations of interest expense charged to our business divisions. Net income was unaffected by the consolidation of such private equity funds as offsetting minority interests were recorded in the condensed consolidated statements of income. See Note 6 of the condensed consolidated financial statements in Part I, Item 1 for more information.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Total revenues from Other Institutional Securities which were nominal for the six months ended June 30, 2003, increased to $197 million for the six months ended June 30, 2004 reflecting gains from legacy distressed assets, increases in legacy private equity revenues of $62 million as a result of our consolidation, primarily under FIN 46R, of certain private equity funds and revenue that offsets certain allocations of interest expense charged to our business divisions. Net income was unaffected by the consolidation of such private equity funds as offsetting minority interests were recorded in the condensed consolidated statements of income. See Note 6 of the condensed consolidated financial statements in Part I, Item 1 for more information.

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

The following table sets forth certain financial information of the Company’s Wealth & Asset Management segment:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In millions)
Revenues:
Principal transactions-net	$560	$83	$681	$122
Investment banking and advisory	27	8	46	22
Asset Management and Other Fees	79	81	167	165
Interest and dividends, net	31	10	41	14
Other	3	2	5	3
Total net revenues	700	184	940	326
Total expenses	138	149	296	299
Income(1)	562	35	644	27
Minority interests(2)	330	—	384	—
Income after minority interests(3)	$232	$35	$260	$27

(1)          Income from continuing operations before provision for income taxes, minority interests and discontinued operations.

(2)          Related to the Company’s consolidation of certain private equity funds.

(3)          Income from continuing operations before provision for income taxes and discontinued operations.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

The Wealth & Asset Management segment recorded income after minority interests of $232 million for the three months ended June 30, 2004 compared to $35 million for the three months ended June 30, 2003. Total net revenues increased $516 million to $700 million for the three months ended June 30, 2004, reflecting increases in net investment gains from certain private equity investments and $330 million of revenues as a result of our consolidation primarily under FIN 46R of certain private equity funds. Net income was unaffected by the consolidation of such private equity funds as offsetting minority interests were recorded in the condensed consolidated statements of income. Excluding the effect of the consolidation of certain private equity funds, total net revenues increased $186 million, or 101%. See Note 6 of the condensed consolidated financial statements in Part I, Item 1 for more information.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

The Wealth & Asset Management segment recorded income after minority interests of $260 million for the six months ended June 30, 2004 compared to $27 million for the six months ended June 30, 2003. Total net revenues increased $614 million to $940 million for the six months ended June 30, 2004, reflecting increases in net investment gains from certain private equity investments and $384 million of revenues as a result of our consolidation primarily under FIN 46R of certain private equity funds. Excluding the effect of the consolidation of certain private equity funds, total net revenues increased $230 million, or 71%. Net income was unaffected by the consolidation of such private equity funds as offsetting minority interests were recorded in the condensed consolidated statements of income. See Note 6 of the condensed consolidated financial statements in Part I, Item 1 for more information.

Wealth & Asset Management Divisions

The following table sets forth the Private Equity, Private Client Services and Private Fund divisions’ revenues for the Wealth & Asset Management segment:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In millions)
Private Equity	$623	$121	$787	$196
Private Client Services	54	56	115	110
Private Fund	22	5	37	16
Other	1	2	1	4
Total Wealth & Asset Management	$700	$184	$940	$326

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net revenues for the private equity division increased $502 million to $623 million, primarily reflecting increases in net investment gains. The increase in net investment gains reflects gains from the sale of certain private equity investments and $330 million of revenues as a result of our consolidation, primarily under FIN 46R, of certain private equity funds. Excluding the effect of the consolidation of certain private equity funds, total net revenues increased $172 million, or 142%. Net income was unaffected by the consolidation of such private equity funds as offsetting minority interests were recorded in the condensed consolidated statements of income. See Note 6 of the condensed consolidated financial statements in Part I, Item 1 for more information.

Net revenues for the private client services division decreased 4% to $54 million, primarily reflecting lower interest income as a result of reduced customer margin debit balances partially offset by increased equity underwriting revenues and higher revenues from sales of municipal bonds.

Net revenues for the private fund division increased $17 million to $22 million primarily reflecting increased placement fees.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net revenues for the private equity division increased $591 million to $787 million, primarily reflecting increases in net investment gains. The increase in net investment gains reflects gains from the sale of certain private equity investments and $384 million of revenues as a result of our consolidation, primarily under FIN 46R, of certain private equity funds. Excluding the effect of the consolidation of certain private equity funds, total net revenues increased $207 million, or 106%. Net income was unaffected by the consolidation of such private equity funds as offsetting minority interests were recorded in the condensed consolidated statements of income. See Note 6 of the condensed consolidated financial statements in Part I, Item 1 for more information.

Net revenues for the private client services division increased 5% to $115 million, primarily reflecting increases in equity underwriting revenues, an increase in asset management fees, resulting from increased individual investor participation in the equity markets and higher fee-based advisory revenue as a result of market appreciation. The increase was partially offset by lower interest income as a result of reduced customer margin debit balances.

Net revenues for the private fund division increased $21 million to $37 million primarily reflecting increased placement fees.

Expenses

The normal operating cost structure of each of our segments is broadly similar to that of the Company as a whole and, as a result, the discussion of expenses is presented on a company-wide basis.

The following table sets forth employee compensation and benefits expenses, other expenses and total expenses of the Company:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In millions)
Employee compensation and benefits	$825	$840	$1,788	$1,553
Other expenses	337	450	627	851
Total expenses	1,162	1,290	2,415	2,404

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Total expenses decreased $128 million, or 10%, to $1.2 billion for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The decrease was principally due to lower merger-related costs, other operating expenses and compensation and benefits expenses. The decrease in compensation and benefits expenses was due to decreased accruals for certain deferred compensation plans offset in part by an increase in severance expenses and increased base salary expenses.

Other expenses consist principally of occupancy and equipment rental; brokerage, clearing and exchange fees; communications; professional fees; merger-related costs of retention awards; and other operating expenses, all of which decreased. Other expenses decreased 25% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, primarily as a result of decreased merger related costs, reflecting the completion of the retention awards, and decreases in other operating expenses reflecting lower litigation accruals and higher affiliate service fees that are treated as a reduction in other operating expenses.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Total expenses of $2.4 billion were essentially flat for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 as increases in employee compensation and benefits expenses were offset by lower merger-related costs and other operating expenses. The increase in employee compensation and benefits was primarily due to higher incentive compensation reflecting increased net revenues, an increase in severance expenses and increased base salary expenses. The increase was partially offset by decreased accruals for certain deferred compensation plans.

Other expenses consist principally of occupancy and equipment rental; brokerage, clearing and exchange fees; communications; professional fees; merger-related costs of retention awards; and other operating expenses. Except for brokerage, clearing and exchange fees, which increased in line with increased trading revenues, all other expenses decreased for the six months ended June 30, 2004. Other expenses decreased 26% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, primarily as a result of decreased merger related costs, reflecting the completion of the retention awards, and decreases in other operating expenses reflecting lower litigation accruals and higher affiliate service fees that are treated as a reduction in other operating expenses.

Provision for Taxes

The provision for income taxes from continuing operations for the six months ended June 30, 2004 and 2003 was $227 million and $60 million, respectively. Excluded from the provision for income taxes from continuing operations for the six months ended June 30, 2003 was a provision of $485 million from discontinued operations.

The effective tax rate for continuing operations changed from a provision of 24.5% for the six months ended June 30, 2003 to a provision of 20.0% for the six months ended June 30, 2004. The lower effective tax rate was due to revenues from certain private equity funds consolidated primarily under FIN 46R. See Notes 5 and 6 of the condensed consolidated financial statements in Part I, Item 1 for more information.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Management Oversight

We believe that maintaining access to liquidity is fundamental for firms operating in the financial services industry. We have therefore established a comprehensive process for the management and oversight of our capital, liquidity and funding strategies. CSFB’s Capital Allocation and Risk Management Committee, or CARMC, has primary oversight responsibility for these functional disciplines. CARMC periodically reviews and approves our liquidity management policies and targets and reviews our liquidity position and other key risk indicators. The Corporate Treasury department is responsible for the management of capital, liquidity, long-term funding and a portion of the Company’s short-term funding, as well as relationships with creditor banks and investors. It also maintains regular contact with rating agencies and regulators on these and other issues. See “Liquidity Risk” in “Business—Certain Factors That May Affect Our Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

In addition to these liquid assets, we also maintain positions in less liquid assets, such as certain mortgage whole loans, distressed securities, high-yield debt securities, asset-backed securities and private equity investments. These assets may be relatively illiquid at times, especially during periods of market stress. We typically fund a significant portion of less liquid assets, such as private equity investments, with long-term borrowings and stockholders’ equity. Mortgage whole loans, distressed securities, high-yield debt and asset-backed securities are generally financed with a combination of short-term unsecured financing or repurchase agreements, long-term borrowings and stockholders’ equity.

Because of changes relating to customer needs, economic and market conditions and proprietary trading and other strategies, our total assets or the individual components of total assets may vary significantly from period to period. As of June 30, 2004 and December 31, 2003, our total assets were $279.2 billion and $241.6 billion, respectively.

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

The majority of our unsecured funding originates largely from two sources: we borrow from affiliates (principally Credit Suisse First Boston, a Swiss bank subsidiary of CSG and an indirect parent of the Company) and we issue debt securities directly to the market. We lend funds as needed to our operating subsidiaries and affiliates on both a senior and subordinated basis, the latter typically to meet capital requirements of regulated subsidiaries. We generally try to ensure that loans to our operating subsidiaries and affiliates have maturities equal to or shorter than the maturities of our market borrowings.

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

The principal measure we use to monitor our liquidity position is the “liquidity barometer,” which estimates the time period over which the adjusted market value of unencumbered assets (including cash) exceeds the aggregate value of our maturing unsecured liabilities plus anticipated contingent commitments. The adjusted market value of unencumbered assets includes a reduction from market value, or “haircut,” reflecting the amount that could be realized by pledging an asset as collateral to a third-party lender in a secured funding transaction. Contingent commitments include letters of credit, guarantees, commitments to invest in private equity funds and collateralization requirements related to credit ratings.

Our objective, as mandated by CARMC, is to ensure that the liquidity barometer equals or exceeds one year. We believe this will enable us to carry out our business plans during extended periods of market stress, while minimizing, to the extent possible, disruptions to our business.

Contractual Obligations

The following table sets forth future cash payments on our contractual obligations pursuant to long-term borrowings and operating leases as of June 30, 2004:

	Contractual Obligations Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
	(In millions)
Long-term borrowings	$3,589	$7,209	$6,147	$9,257	$26,202
Operating leases	83	302	271	1,198	1,854
Total contractual obligations	$3,672	$7,511	$6,418	$10,455	$28,056

Our long-term borrowings are unsecured. As of June 30, 2004, the weighted average maturity of our long-term borrowings was approximately 5.3 years. Our lease obligations are primarily for our principal offices in New York City and other locations. The operating lease obligations in the table above include $14 million in contractual obligations related to certain information technology, equipment leases and software licenses and exclude $327 million in sublease revenue. We had no capital lease or purchase obligations as of June 30, 2004.

For information on these and other material commitments, see Notes 7, 8, 13 and 14 of the condensed consolidated financial statements in Part I, Item 1. For information on commitments under our pension arrangements, see Note 12 of the condensed consolidated financial statements in Part I, Item 1.

The following table sets forth our commercial paper and other short-term unsecured borrowings:

	As of June 30, 2004	As of December 31, 2003
	(In millions)
Bank loans	$518	$450
Commercial paper	1,181	1,052
Loans from affiliates(1)	21,524	14,482
Total	$23,223	$15,984

(1)          We have significant financing transactions with Credit Suisse First Boston and certain of its subsidiaries and affiliates. See “—Related Party Transactions” and Note 4 of the condensed consolidated financial statements in Part I, Item 1.

Credit Facilities

Our 364-day $1.0 billion committed unsecured revolving credit facility with a syndicate of banks available to us as borrower terminated on May 21, 2004. As part of our liquidity management strategy, we have been moving from syndicated unsecured facilities to bilateral secured facilities, which offer a number of benefits. As of June 30, 2004, Credit Suisse First Boston LLC, or CSFB LLC, maintained three 364-day committed secured revolving credit facilities totaling $700 million, with two facilities totaling $450 million maturing in August and November 2004 and one facility for $250 million maturing in February 2005. We expect to renew these facilities as they mature. These facilities require CSFB LLC to pledge unencumbered marketable securities to secure any borrowings. Borrowings under each facility would bear interest at short-term rates related to either the federal funds rate or LIBOR and can be used for general corporate purposes. The facilities contain customary covenants that we believe will not impair our ability to obtain funding. As of June 30, 2004, no borrowings were outstanding under any of the facilities. In July 2004, CSFB LLC entered into a $500 million committed secured revolving credit facility that matures in July 2005 on substantially the same terms as the other three facilities.

Long-term Funding

We issue long-term debt through U.S. and Euromarket medium-term note programs, as well as syndicated and privately placed offerings around the world.

Under our currently effective $15.0 billion shelf registration statement on file with the SEC, which was established in June 2004 and allows us to issue from time to time senior and subordinated debt securities and warrants to purchase such securities, we had as of August 6, 2004 $15.0 billion available for issuance.

For the six months ended June 30, 2004, in order to extend the maturity profile of our debt, we issued $1.1 billion in medium-term notes, $1.0 billion of 5.125% notes due 2014 and $1.4 billion of 4.7% notes due 2009 off of our then-existing $10.0 billion shelf registration statement.

During the six months ended June 30, 2004, we repaid approximately $1.1 billion of medium-term notes and $31 million of structured notes.

Credit Ratings

Our access to the debt capital markets and our borrowing costs depend significantly on our credit ratings. These ratings are assigned by agencies, which may raise, lower or withdraw their ratings or place us on “credit watch” with positive or negative implications at any time. Credit ratings are important to us when competing in certain markets and when seeking to engage in longer-term transactions, including OTC derivatives. We believe agencies consider several factors in determining our credit ratings, including earnings performance, business mix, market position, financial strategy, level of capital, risk management policies and practices and management team, and our affiliation with CSFB and CSG, in addition to the broader outlook for the financial services industry.

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

Because the majority of our OTC derivatives arrangements are with affiliates, the amount of collateral that we would have been required to post pursuant to such contracts in the event of a one-notch downgrade of our senior long-term debt credit rating was not material as of June 30, 2004.

As of August 6, 2004, our ratings and ratings outlooks were as follows:

	Long-Term Debt	Commercial Paper	Outlook
Fitch Ratings	AA-	F-1+	Negative
Moody’s Investors Service	Aa3	P-1	Stable
Standard & Poor’s	A+	A-1	Stable

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

Regulated Subsidiaries

Our principal wholly owned subsidiary, CSFB LLC, is a registered broker-dealer, registered futures commission merchant and member firm of the New York Stock Exchange, or NYSE. As such, it is subject to the NYSE’s net capital rule, which conforms to the uniform net capital rule pursuant to Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Under the alternative method permitted by this rule, its required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds, whichever is greater. If a member firm’s capital is less than four percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm’s capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. As of June 30, 2004, CSFB LLC’s net capital of approximately $2.6 billion was 42% of aggregate debit balances and in excess of the minimum requirement by approximately $2.5 billion.

Our OTC derivatives dealer subsidiary, Credit Suisse First Boston Capital LLC, is also subject to the uniform net capital rule, but calculates its net capital requirements based on value at risk pursuant to Appendix F of Rule 15c3-1. As of June 30, 2004, Credit Suisse First Boston Capital LLC’s net capital of $170 million, allowing for market and credit risk exposure of $50 million and $51 million, respectively, was in excess of the minimum net capital requirement by $150 million. Credit Suisse First Boston Capital LLC operates pursuant to the (k)(2)(ii) exemptive provisions of Rule 15c3-3 of the Exchange Act, and, accordingly, all customer transactions are cleared through an affiliated broker-dealer on a fully disclosed basis.

Certain of our other subsidiaries are subject to capital adequacy requirements. As of June 30, 2004, our subsidiaries complied with all applicable regulatory capital adequacy requirements.

Cash Flows

Our condensed consolidated statements of cash flows classify cash flows into three broad categories: cash flows from operating activities, investing activities and financing activities. These statements should be read in conjunction with “—Related Party Transactions” as well as Note 4 of the condensed consolidated financial statements in Part I, Item 1.

We present the condensed consolidated statements of cash flows for the six months ended June 30, 2003 as if Pershing were part of our continuing operations and its assets and liabilities as of December 31, 2002 were not presented as Assets held for sale and Liabilities held for sale in the condensed consolidated statement of financial condition and its results of operations were not presented as discontinued operations in the condensed consolidated statement of income.

Our cash flows are complex and frequently bear little relation to our net income and net assets, particularly because the Company is a wholly owned subsidiary of CSG, a global financial services institution that may choose to allocate cash among its subsidiaries for reasons independent of the Company’s activities. As a result, we believe that traditional cash flow analysis is not a particularly useful method to evaluate our liquidity position as discussed above. Cash flow analysis may, however, assist in highlighting certain macro trends and strategic initiatives in our business.

For the Six Months Ended June 30, 2004

Cash and cash equivalents increased $527 million to $861 million as of June 30, 2004. Cash provided by operating activities was $2.0 billion. The change in cash provided by operating activities reflected a net increase in operating assets and operating liabilities of $1.2 billion, which occurred in the normal course of operations as a result of changes in customer needs, market conditions and proprietary trading and other strategies.

Cash of $2.3 billion was used in investing activities. Prior to the acquisition of Donaldson, Lufkin and Jenrette, Inc., CSFBI issued its own debt to fund its operating, investment and financing needs. The Company now provides most of this funding, resulting in increases in receivables from affiliates of $2.2 billion.

Cash provided by financing activities was $823 million. The changes are due to decreases in net collateralized financing arrangements of $8.7 billion, increases of $7.2 billion in short-term borrowings and increases of $3.5 billion in long-term borrowings used primarily to fund normal operating activities, provide funding to affiliates as part of the Company’s investing activities and repay $1.2 billion in long-term borrowings.

For the Six Months Ended June 30, 2003

Cash and cash equivalents decreased $38 million to $442 million as of June 30, 2003. Cash provided by operating activities was $6.3 billion. The change in cash provided by operating activities reflected a net increase in operating assets and operating liabilities of $6.2 billion, which occurred in the normal course of operations as a result of changes in customer needs, market conditions and proprietary trading and other strategies.

Cash of $175 million was provided by investing activities. The Company provides funding to CSFBI to fund its operating, investing and financing needs, resulting in increases in receivables from affiliates of $1.7 billion. The Company received $2.0 billion in cash as a result of the Pershing disposal.

Cash used in financing activities was $6.5 billion. The changes are due to decreases in net collateralized financing arrangements of $12.4 billion, partially offset by increases of $5.2 billion in short-term borrowings and increases of $2.7 billion in long-term borrowings used primarily to fund normal operating activities, provide funding to affiliates as part of the Company’s investing activities and repay $2.1 billion in long-term borrowings.

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

Guarantees

In the ordinary course of our business, we provide guarantees and indemnifications that contingently obligate us to make payments to the guaranteed or indemnified party based on changes in an asset, liability or equity security of the guaranteed or indemnified party. We may also be contingently obligated to make payments to a guaranteed party based on another entity’s failure to perform, or we may have an indirect guarantee of the indebtedness of others. Guarantees we provide include customary indemnifications to purchasers in conjunction with the sale of assets or businesses; to investors in private equity funds sponsored by the firm regarding potential obligations of employees to return amounts previously paid as carried interest; and to investors in our securities and other arrangements to provide “gross up” payments if there is a withholding or deduction because of a tax assessment or other governmental charge. From time to time, we also guarantee the obligations of subsidiaries of CSG that are not our consolidated subsidiaries, and these guarantees are included in the scope of the disclosure requirements of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45.

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

In connection with our residential mortgage business, we may from time to time arrange for the sale of certain qualifying mortgage loans or pools of mortgage loans, or the Loans, to an unaffiliated entity, or the Purchaser, pursuant to an agreement between us and the Purchaser, or the Agreement. In accordance with the Agreement, we may be required to repurchase one or more Loans, including the related hedge positions, from the Purchaser at its request in accordance with the terms of the Agreement. As of June 30, 2004, the Purchaser has the right to request us to repurchase approximately $3.3 billion of Loans from the Purchaser pursuant to the terms of the Agreement.

Variable Interest Entities

We are involved with various entities in the normal course of business that may be deemed to be variable interest entities, or VIEs, including VIEs that issue CDOs.

We purchase loans and other debt obligations from and on behalf of clients primarily for the purpose of securitization. The loans and other debt obligations are transferred by us directly, or indirectly through affiliates, to QSPEs or to VIEs that issue CDOs. CDOs are securities backed by the assets transferred to the VIE and pay a return based on the returns on those assets. Investors typically have recourse to the assets in the CDO VIE. The investors and the CDO VIE have no recourse to the Company’s assets. CSFB LLC structures, underwrites and makes a market in these CDOs, and we may have retained interests in these CDOs in connection with CSFB LLC’s underwriting and market-making activities. We engage in these CDO transactions to meet the needs of clients, to earn fees and to sell financial assets. These CDO transactions do not provide a material source of our liquidity, capital resources or credit risk or market risk support.

FIN No. 46, “Consolidation of Variable Interest Entities,” or FIN 46, requires us to consolidate all VIEs for which we are the primary beneficiary, defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both. In December 2003, the FASB modified FIN 46, through the issuance of FIN 46R, to address various implementation issues that had arisen since the issuance of FIN 46 and to provide companies the option to defer the adoption of FIN 46 for certain VIEs to periods ending after March 15, 2004. As of December 31, 2003, with the exception of certain private equity funds that were a subject of the deferral, we consolidated all VIEs under FIN 46 for which we are the primary beneficiary, all of which were related to our CDO activities. We also have interests in CDO VIEs that are not required to be consolidated because we are not the primary beneficiary.

As of January 1, 2004, the Company consolidated under FIN 46R certain private equity funds that are managed by the Company. See Note 6 of the condensed consolidated financial statements in Part I, Item 1.

OTHER COMMITMENTS

We have commitments under a variety of arrangements that are not recorded as liabilities in our condensed consolidated statements of financial condition. These commitments are in addition to guarantees and other arrangements discussed in “—Off-Balance Sheet Arrangements.” These commitments include standby letters of credit, standby resale agreement facilities that commit us to enter into resale agreements with customers at market rates, commitments to invest in various partnerships that make private equity and related investments in various portfolio companies and in other private equity funds and commitments to enter into forward resale agreements. See Note 13 of the condensed consolidated financial statements in Part I, Item 1.

RELATED PARTY TRANSACTIONS

CSG, through CSFBI, owns all of our outstanding voting common stock. We are involved in significant financing and other transactions, and have significant related party balances, with Credit Suisse First Boston and certain affiliates. We generally enter into these transactions in the ordinary course of business and believe that these transactions are on market terms that could be obtained from unrelated third parties. See “—Derivatives” and Notes 4 and 14 of the condensed consolidated financial statements in Part I, Item 1 for more information.

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

LESS LIQUID ASSETS

Certain of our assets, including private equity and other long-term investments, distressed securities, high-yield debt, mortgage whole loans and other non-investment-grade debt, are not highly liquid or trade in markets that have periods of volatility and illiquidity. The values of most of the more illiquid assets are reported at fair value, and the determination of fair value is based on management’s best estimate and depends on varying factors. See “—Critical Accounting Policies and Estimates—Fair Value” for further information on the determination of fair value of these more illiquid assets.

Private Equity Activities

Our private equity and other long-term investment activities include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. These investments are primarily in unlisted or illiquid equity or equity-related securities and are carried at fair value based on a number of factors. As of June 30, 2004 and December 31, 2003, we had investments in private equity and other long-term investments of $2.6 billion and $1.1 billion, respectively, and we had commitments to invest up to an additional $1.2 billion and $1.3 billion as of June 30, 2004 and December 31, 2003, respectively. The increase in private equity and other long-term investments reflects our consolidation primarily under FIN 46R of certain private equity funds. See “—Critical Accounting Policies and Estimates—Fair Value” and Notes 1, 6 and 8 of the condensed consolidated financial statements in Part I, Item 1 for more information.

High-Yield Debt, Mortgage Whole Loans and Other Non-Investment-Grade Financial Instruments

We underwrite, trade and hold high-yield debt, which includes distressed debt, mortgage whole loans, loan participations, legacy distressed financial instruments, and other non-investment-grade financial instruments. Due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions, these financial instruments and loans generally involve greater risk than investment-grade financial instruments. We record high-yield debt, residential mortgage whole loans, legacy distressed financial instruments and other non-investment-grade financial instruments at fair value, with the exception of certain residential mortgage whole loans that are held for sale and are carried at the lower of cost or fair value. We record commercial mortgage whole loans held for sale and loan participations at the lower of cost or fair value. Timing of the securitization of our mortgage whole loan inventory will affect the size of our positions at any given time. The following table sets forth our positions in these instruments as of June 30, 2004 and December 31, 2003:

	As of June 30, 2004		As of December 31, 2003
	Assets	Liabilities	Assets	Liabilities
	(In millions)
High-yield and distressed debt	$1,641	$672	$1,551	$675
Mortgage whole loans	12,283	—	9,101	—
Loan participations	19	—	70	—
Legacy distressed financial instruments	192	—	171	—
Total	$14,135	$672	$10,893	$675

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

Sources and Maturities of OTC Derivatives

The following table sets forth the distributions, by maturity, of our exposure with respect to OTC derivatives as of June 30, 2004, after taking into account the effect of netting agreements. Fair values were determined on the basis of pricing models and other valuation methods. See “—Critical Accounting Policies and Estimates—Fair Value” and Notes 11 and 14 of the condensed consolidated financial statements in Part I, Item 1 for more information.

	Assets Maturity Distribution as of June 30, 2004
	Less than 1 year	1-4 years	4-5 years	Over 5 years	Total fair value
	(In millions)
Interest rate risk	$1,153	$548	$171	$744	$2,616
Equity price risk	120	356	242	89	807
Foreign exchange risk	7	21	28	—	56
Total	$1,280	$925	$441	$833	$3,479
	Liabilities Maturity Distribution as of June 30, 2004
	Less than 1 year	1-4 years	4-5 years	Over 5 years	Total fair value
	(In millions)
Interest rate risk	$1,322	$396	$112	$269	$2,099
Equity price risk	122	141	39	170	472
Foreign exchange risk	5	—	16	—	21
Total	$1,449	$537	$167	$439	$2,592

The following table sets forth as of June 30, 2004 our exposure with respect to OTC derivatives, by counterparty credit rating and with affiliates, after taking into account the effect of netting agreements.

Credit Rating(1)	As of June 30, 2004
(In millions)
AAA	$—
AA+/AA	1,865
AA-	15
A+/A/A-	203
BBB+/BBB/BBB-	3
BB+ or lower	18
Unrated	111
Derivatives with affiliates	1,264
Total	$3,479

(1)   Credit ratings are determined by external rating agencies or by our credit risk management department.

Derivatives With Related Parties

We enter into a substantial number of derivatives transactions with related parties. The following table sets forth derivatives transactions with related parties consisting primarily of interest rate swaps, credit default swaps and foreign exchange forward contracts. The fair values of derivatives contracts outstanding with related parties as of June 30, 2004 and December 31, 2003 were as follows:

	As of June 30, 2004		As of December 31, 2003
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Interest rate risk	$1,213	$653	$1,860	$794
Equity price risk	23	33	12	29
Foreign exchange risk	28	5	38	1
Total	$1,264	$691	$1,910	$824

See Notes 4 and 11 of the condensed consolidated financial statements in Part I, Item 1 for more information.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Risk Management and Value at Risk

For a description of the Company’s risk management policies and procedures and value-at-risk, or VAR, model, including such model’s assumptions and limitations, see “Quantitative and Qualitative Disclosure About Market Risk” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the December 31, 2003.

Market Risk Exposure

Trading portfolios

The Company-wide trading portfolio VAR was approximately $49 million as of both June 30, 2004 and December 31, 2003.

Due to the benefit of diversification, the Company-wide VAR is less than the sum of the individual components. The three main components of market risk, expressed in terms of theoretical fair values, had the following VAR:

	Company’s Market Risk Exposures in Trading Portfolios (Unaudited)
				As of				As of	As of
	Three Months Ended June 30, 2004			June 30,	Three Months Ended March 31, 2004			March 31,	December 3,
	Minimum(1)	Maximum(1)	Average	2004	Minimum(1)	Maximum(1)	Average	2004	2003
99%, one-day VAR, in $ millions
Interest rate risk	39	55	46	51	32	49	40	35	49
Equity risk	19	32	24	20	12	26	19	17	14
Foreign currency exchange risk	—	4	—	1	—	3	—	—	—
Benefit of diversification	—	—	(16)	(23)	—	—	(11)	(13)	(14)
Total	45	69	54	49	34	63	48	39	49

(1)    As the minimum and maximum occur on different days for different risk types, it is not meaningful to calculate a portfolio diversification benefit.

The average, maximum and minimum daily trading revenue over the last two quarters is shown below:

	Three months ended June 30, 2004	Three months ended March 31, 2004
Daily trading revenue, in $ millions
Average	12	16
Maximum	67	67
Minimum	(41)	(17)

Non-trading portfolios

We measure equity risk on non-trading positions using sensitivity analysis that estimates the potential change in the recorded value of the investments resulting from a 10% decline in the equity markets of G22 nations and a 20% decline in the equity markets of non-G22 nations. The estimated impact of equity risk on our non-trading financial instruments portfolio, which is mainly comprised of our private equity investments, would be a decrease in the value of the non-trading portfolio of approximately $105 million and a decrease of approximately $112 million as of June 30, 2004 and December 31, 2003, respectively. The estimated impact of equity price risk as of June 30, 2004 excludes the investments in certain private equity funds consolidated primarily under FIN 46R.

The interest rate risk on non-trading positions is measured using sensitivity analysis that estimates the potential change in the value of the non-trading portfolio resulting from a 50 basis point decline in the interest rates of G22 nations and a 200 basis point decline in the interest rates of non-G22 nations. The estimated impact of interest rate risk on pre-tax net income would be a decrease of approximately $6 million and an increase of approximately $55 million as of June 30, 2004 and December 31, 2003, respectively. This decrease is due to the reclassification of certain positions into the trading portfolio.

The foreign exchange risk on non-trading positions is measured using sensitivity analysis that estimates the potential change in the value of the non-trading portfolio resulting from a 10% strengthening of the U.S. dollar against G22 currencies and a 20% strengthening of the U.S. dollar against non-G22 currencies. The estimated impact of foreign exchange risk on the value of the non-trading portfolio would be a decrease of approximately $2 million and a decrease of approximately $1 million as of June 30, 2004 and December 31, 2003, respectively.

We do not have material commodity price risk in our non-trading portfolio.

Item 4: Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1: Legal Proceedings

Certain significant legal proceedings and matters have been previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and Quarterly Report on Form 10-Q for the three months ended March 31, 2004. The following is an update of such proceedings.

Litigation Relating to IPO Allocation/Research-related Practices

In the In re Initial Public Offering Securities Litigation class certification motions have been briefed and argued and are now under submission. On June 10, 2004, the plaintiffs and the issuer defendants and issuers’ officers and directors named in the litigation entered into a definitive settlement agreement, and on June 14, 2004, those parties moved for preliminary approval of the proposed settlement. On July 14, 2003, the underwriter defendants filed papers in opposition to the motion for preliminary approval.

On May 18, 2004, the plaintiffs in the action filed in the Superior Court of the State of California for the County of Santa Clara alleging that CSFB LLC violated Section 17200 of California’s Business and Professions Code, which prohibits unfair business practices, filed a notice of appeal to appeal the dismissal of that case. On June 3, 2004, the Superior Court of the State of California for the County of Los Angeles granted CSFB LLC’s motion for summary judgment dismissing the action brought by a purchaser of shares of Clarent Corporation alleging fraud, negligence, and negligent misrepresentation in connection with Credit Suisse First Boston’s research coverage of that company. On July 27, 2004, the plaintiffs in the action in the U.S. District Court for the District of Massachusetts relating to the research coverage of Synopsys, Inc. voluntarily dismissed their complaint.

U.K. Insurance Litigation

On June 11, 2004, the London Commercial Court ordered a stay of the proceedings on the terms of the stay agreement agreed between the parties.

Adelphia Communications Corporation Litigation

On or about July 22, 2004, the U.S. District Court for the District of Connecticut denied motions to remand to Connecticut state court the two actions filed by investors who received Adelphia equity securities in the merger of Century Communications Corporation and Adelphia in October 1999. A decision on the motion by the CSFB entities to transfer these actions to the consolidated proceeding in the U.S. District Court for the Southern District of New York remains pending.

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

Effective August 1, 2004, Neil Moskowitz replaced Barbara A. Yastine as a member of the Board of Directors of the Company and became an executive officer with the title Managing Director. Mr. Moskowitz joined the most senior executive board of CSFB in July 2004 and became Chief Financial Officer of CSFB in August 2004. Prior to that Mr. Moskowitz served in a variety of roles at CSFB, including Chief Operating Officer of Institutional Securities and the Equity division.

Item 6:  Exhibits and Reports on Form 8-K

(a)   Exhibits

3.1	Amended and Restated Certificate of Incorporation of Registrant
3.2	By-laws of the Registrant
12	Statement re computation of ratio of earnings to fixed charges
15	Letter re unaudited interim financial information
31.1	Rule 13a-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a) certification of Chief Financial and Accounting Officer
32	Section 1350 certifications

(b)   Reports on Form 8-K

1.      Form 8-K dated May 5, 2004; Item 5

2.      Form 8-K dated May 12, 2004; Items 5 and 7

3.      Form 8-K dated May 17, 2004; Item 5

4.      Form 8-K dated June 4, 2004; Items 2 and 7

5.      Form 8-K dated June 25, 2004; Items 5 and 7

6.      Form 8-K dated August 4, 2004; Item 5

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Credit Suisse First Boston (USA), Inc.
August 9, 2004	By:	/s/ Paul C. Wirth
Chief Financial and Accounting Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Registrant
3.2	By-laws of the Registrant
12	Computation of ratio of earnings to fixed charges
15	Letter re unaudited interim financial information
31.1	Rule 13a-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a) certification of Chief Financial and Accounting Officer
32	Section 1350 certifications