Form 10-Q
period 2004-09-30
CREDIT SUISSE FIRST BOSTON USA INC
filed 2004-11-09
CIK 29646

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

CREDIT SUISSE FIRST BOSTON (USA), INC.
Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004

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
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In millions)

	September 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$373	$334
Collateralized short-term financings:
Securities purchased under agreements to resell	51,048	50,388
Securities borrowed	83,454	77,999
Receivables:
Customers	1,391	2,859
Brokers, dealers and other	9,205	6,673
Financial instruments owned (includes securities pledged as collateral of $52,895 and $47,565, respectively):
U.S. government and agencies	35,044	31,781
Corporate debt	13,706	12,761
Mortgage whole loans	14,636	9,101
Equities	22,573	15,161
Commercial paper	2,495	641
Private equity and other long-term investments	2,615	1,123
Derivatives contracts	5,508	5,573
Other	3,960	3,765
Net deferred tax asset	1,250	1,283
Office facilities and property at cost (net of accumulated depreciation and amortization of $882 and $865, respectively)	504	468
Goodwill	527	532
Loans receivable from parent and affiliates	21,304	19,481
Other assets and deferred amounts	1,134	1,643
Total assets	$270,727	$241,566

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (Continued)
(Unaudited)
(In millions, except share data)

	September 30, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Commercial paper and short-term borrowings	$18,131	$15,984
Collateralized short-term financings:
Securities sold under agreements to repurchase	113,356	110,667
Securities loaned	36,088	27,708
Payables:
Customers	5,408	4,278
Brokers, dealers and other	5,039	5,410
Financial instruments sold not yet purchased:
U.S. government and agencies	29,680	23,700
Corporate debt	3,156	2,523
Equities	6,661	5,231
Derivatives contracts	4,149	3,955
Other	206	336
Obligation to return securities received as collateral	5,132	1,955
Accounts payable and accrued expenses	2,898	2,836
Other liabilities	4,130	3,021
Long-term borrowings	26,219	24,321
Total liabilities	260,253	231,925
Stockholders’ Equity:
Common stock ($0.10 par value; 50,000 shares authorized; 1,100 shares issued and outstanding)	—	—
Paid-in capital	8,366	8,012
Retained earnings	2,265	1,787
Accumulated other comprehensive loss	(157)	(158)
Total stockholders’ equity	10,474	9,641
Total liabilities and stockholders’ equity	$270,727	$241,566

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Principal transactions-net	$(174)	$(537)	$500	$(585)
Investment banking and advisory	482	529	1,346	1,382
Commissions and fees	304	345	1,011	995
Interest and dividends, net of interest expense of $1,512, $1,036, $3,983 and $3,359, respectively	554	710	1,825	1,853
Other	17	16	48	65
Total net revenues	1,183	1,063	4,730	3,710
Expenses:
Employee compensation and benefits	744	505	2,532	2,058
Occupancy and equipment rental	123	119	354	356
Brokerage, clearing and exchange fees	88	76	241	223
Communications	32	24	96	95
Professional fees	74	72	195	209
Merger-related costs	—	4	8	125
Other operating expenses	61	79	111	217
Total expenses	1,122	879	3,537	3,283
Income from continuing operations before provision for income taxes, minority interests and discontinued operations	61	184	1,193	427
(Benefit) provision for income taxes	(7)	53	220	113
Minority interests	49	—	495	—
Income from continuing operations	19	131	478	314
Discontinued operations:
Income from discontinued operations	—	—	—	1,361
Provision for income taxes	—	—	—	485
Income from discontinued operations, net of income taxes	—	—	—	876
Net income	$19	$131	$478	$1,190

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the Nine Months Ended September 30, 2004 and 2003
(In millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balances as of December 31, 2002	$4	$—	$7,646	$595	$(156)	$8,089
Net income	—	—	—	1,190	—	1,190
Foreign currency translation adjustment	—	—	—	—	(1)	(1)
Total comprehensive income						1,189
Redemption of Series B preferred stock	(4)	—	—	—	—	(4)
Capital contribution by CSFBI	—	—	75	—	—	75
CSG share plan activity, net of tax charge of $28	—	—	250	—	—	250
Balances as of September 30, 2003	$—	$—	$7,971	$1,785	$(157)	$9,599
Balances as of December 31, 2003	$—	$—	$8,012	$1,787	$(158)	$9,641
Net income	—	—	—	478	—	478
Decrease in pension liability	—	—	—	—	1	1
Total comprehensive income						479
CSG share plan activity, including tax benefit of $99	—	—	354	—	—	354
Balances as of September 30, 2004	$—	$—	$8,366	$2,265	$(157)	$10,474

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	For the Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$478	$1,190
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Pre-tax gain on sale of Pershing	—	(1,324)
Depreciation and amortization	133	122
CSG share plan activity	277	278
Deferred taxes	26	114
Other, net	99	(29)
Change in operating assets and operating liabilities:
Securities borrowed	(5,455)	1,292
Receivables from customers	1,468	(430)
Receivables from brokers, dealers and other	(2,532)	(4,860)
Financial instruments owned	(19,045)	(10,844)
Other assets and Other liabilities, net	39	1,416
Securities loaned	8,380	4,263
Payables to customers	1,130	1,570
Payables to brokers, dealers and other	(371)	2,831
Financial instruments sold not yet purchased	8,107	6,718
Obligation to return securities received as collateral	3,177	444
Accounts payable and accrued expenses	62	(698)
Net cash (used in) provided by operating activities	(4,027)	2,053
Cash flows from investing activities:
Net (payments for) proceeds from:
Loans receivable from parent and affiliates	(1,823)	(1,267)
Proceeds from Pershing sale	—	2,000
Office facilities	(152)	(80)
Net cash (used in) provided by investing activities	(1,975)	653
Cash flows from financing activities:
Net proceeds from (payments for):
Commercial paper and short-term borrowings	2,147	3,274
Repurchase of Series B preferred stock	—	(4)
Capital contribution by CSFBI	—	75
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	2,029	(7,034)
Issuances of long-term borrowings	3,483	4,083
Redemptions and maturities of long-term borrowings	(1,618)	(3,125)
Net cash provided by (used in) financing activities	6,041	(2,731)
Increase (decrease) in cash and cash equivalents	39	(25)
Cash and cash equivalents as of the beginning of period	334	480
Cash and cash equivalents as of the end of period	$373	$455
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$3,929	$3,566
Cash payments for income taxes, net of refunds	$64	$121

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004

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

Prior period numbers have been restated to reflect the transfer by CSFBI, the Company’s immediate parent, of the high-net-worth business of Credit Suisse Asset Management, LLC (“CSAM”), a wholly owned subsidiary of CSFBI, to the Company as a capital contribution of $221 million on March 31, 2004. The transfer of this business was accounted for at historical cost in a manner similar to pooling-of-interest accounting because CSAM and the Company were under the common control of CSFBI at the time of transfer. Accordingly, the Company has restated its financial information for all periods presented to

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

1.   Summary of Significant Accounting Policies (Continued)

reflect the results of operations, financial condition, cash flows and changes in stockholders’ equity of the CSAM high-net-worth business as if the Company had acquired it on November 3, 2000, the date that the Company was acquired by CSFBI. The transferred assets of this business consist principally of goodwill and intangible assets relating primarily to CSAM’s acquisition of Warburg Pincus Asset Management in 1999. In December 2003, CSAM wrote down the value of its high-net-worth intangible assets, resulting in a pre-tax loss of $200 million and an after-tax loss of $130 million. The loss is reflected in the restated audited consolidated financial statements included in the June 4 Form 8-K. For the three and nine months ended September 30, 2003, the CSAM high-net-worth business had net revenues of $1 million and $3 million, respectively. For the three and nine months ended September 30, 2003, the high-net-worth business had a net loss of $2 million and $6 million, respectively.

As of January 1, 2004, the Company transferred the private equity and private fund businesses from the Institutional Securities segment to the Financial Services segment, which has been renamed the Wealth & Asset Management segment. As a result, the Company changed the presentation of the Institutional Securities and Wealth & Asset Management segment results. In addition, the Company allocated to the segments merger-related costs and certain other costs and revenues, previously excluded from its reportable segments, which the Company believed did not represent normal operating costs and revenues. For comparative purposes, prior period segment numbers have been changed to conform to the new segment reporting structure. These segment changes did not affect the Company’s previously reported consolidated results of operations.

In early 2004, management identified erroneous profit recorded in the three and nine months ended September 30, 2003 on certain intercompany residential mortgage securitization-related transactions. The Company has restated total net revenues, income from continuing operations and net income from that filed with the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2003. For the three and nine months ended September 30, 2003, each of total net revenues and income from continuing operations has been reduced by $37 million and net income has been reduced by $24 million as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2003 and the June 4 Form 8-K.

On May 1, 2003, the Company sold its Pershing unit (“Pershing”) to The Bank of New York Company, Inc. and recorded a pre-tax gain of approximately $1.3 billion and an after-tax gain of $852 million in the second quarter of 2003. The Pershing income is presented as discontinued operations for all periods presented in the condensed consolidated statements of income. The condensed consolidated statements of cash flows present the Company’s cash flows as if the assets and liabilities of Pershing were not presented as assets held for sale and liabilities held for sale in the condensed consolidated statement of financial condition as of December 31, 2002 used to prepare the condensed consolidated statement of cash flows for the nine months ended September 30, 2003. Therefore, the cash flows pertaining to discontinued operations have not been reported separately in the condensed consolidated statements of cash flows.

Certain other reclassifications have been made to prior year condensed consolidated financial statements to conform to the 2004 presentation.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

1.   Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the Company to consolidate all variable interest entities (“VIEs”) for which it is the primary beneficiary, defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both. In December 2003, the FASB modified FIN 46, through the issuance of FIN 46R, to address various implementation issues that had arisen since the issuance of FIN 46 and to provide companies the option to defer the adoption of FIN 46 for certain VIEs to periods ending after March 15, 2004. As of December 31, 2003, with the exception of certain private equity funds that were a subject of the deferral, the Company consolidated all VIEs under FIN 46, for which it is the primary beneficiary, all of which were related to its collateralized debt obligations (“CDO”) activities. During 2004, the Company consolidated certain private equity funds that are managed by the Company. As of September 30, 2004, the Company recorded $1.6 billion of additional private equity and other long-term investments, reduced other assets and other liabilities by $167 million and $79 million, respectively, and recorded $1.5 billion of minority interests in other liabilities in the condensed consolidated statement of financial condition through the consolidation of certain private equity funds primarily under FIN 46R. Similarly, for the three and nine months ended September 30, 2004, the Company recorded an increase of $55 million and $501 million, respectively, in net revenues and an increase of $6 million in expenses as a result of the consolidation of these private equity funds. Net income was unaffected as minority interests of $49 million and $495 million for the three and nine months ended September 30, 2004, respectively, were recorded in the condensed consolidated statements of income. See Note 6 for more information.

In May 2004, the FASB issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“Medicare Act”) which supersedes FSP 106-1 issued in January 2004 with the same title (“FSP 106-2”). FSP 106-2 provides guidance on the accounting for the Medicare Act and is effective for the first interim or annual period beginning after June 15, 2004. The Medicare Act became law in December 2003 and introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit that is at least “actuarially equivalent” to the Medicare benefit. The Company adopted FSP 106-2 on July 1, 2004 and has determined that its retiree health-care plans provide a benefit that is “actuarially equivalent” to the Medicare benefit. The effect of adopting FSP 106-2 was not significant. See Note 12 for more information.

On July 16, 2004, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue 02-14, “Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence through Other Means” (“EITF 02-14”). The consensus concludes that an investor should apply the equity method of accounting when it can exercise significant influence over an entity through a means other than holding voting rights. The consensus is effective for reporting periods beginning after September 15, 2004. The adoption of EITF 02-14 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

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

Share option awards granted in or before January 2003 for services provided in prior years, if not subsequently modified, will continue to be accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and no compensation expense has been or will be recognized for those option awards, which had no intrinsic value on the date of grant. Share awards with no vesting requirements granted in or before January 2003 for services provided in prior years were expensed during the year the services were provided. For share awards granted with vesting requirements, compensation expense is recognized over the vesting period.

If the Company had applied the fair-value based method under SFAS 123 to recognize expense over the relevant service period for share options that had future vesting requirements granted in or before January 2003, net income would have decreased for the three and nine months ended September 30, 2004 and 2003. The following table reflects this pro forma effect:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(In millions)
Net income, as reported	$19	$131	$478	$1,190
Add: Share-based employee compensation expense, net of related tax effects, included in reported net income	57	29	175	169
Deduct: Share-based employee compensation expense, net of related tax effects, determined under the fair-value based method for all awards	58	34	180	183
Pro forma net income	$18	$126	$473	$1,176

3.   Discontinued Operations

In accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-lived Assets”, the operating results of Pershing are presented as discontinued operations in the condensed consolidated statements of income. For the three months ended September 30, 2003, the Company had no income or loss from discontinued operations. For the nine months ended September 30, 2003, the Company had income from discontinued operations of $37 million, excluding the gain on the sale.

4.   Related Party Transactions

Credit Suisse Group (“CSG”), through CSFBI, owns all of the Company’s outstanding voting common stock. The Company is involved in significant financing and other transactions, and has significant related

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

4.   Related Party Transactions (Continued)

party balances, with Credit Suisse First Boston, a Swiss bank subsidiary of CSG and an indirect parent of the Company, and certain of its subsidiaries and affiliates. The Company generally enters into these transactions in the ordinary course of business and believes that these transactions are generally on market terms that could be obtained from unrelated third parties.

The following table sets forth the Company’s related party assets and liabilities as of September 30, 2004 and December 31, 2003.

	As of September 30, 2004	As of December 31, 2003
	(In millions)
ASSETS
Securities purchased under agreements to resell	$6,710	$8,071
Securities borrowed	1,797	1,688
Receivables from customers	261	297
Receivables from brokers, dealers and other	3,555	1,168
Derivatives contracts	1,582	1,910
Net deferred tax asset	1,250	1,283
Loans receivable from parent and affiliates	21,304	19,481
Total assets	$36,459	$33,898
LIABILITIES
Short-term borrowings	$16,593	$14,482
Securities sold under agreements to repurchase	25,137	16,651
Securities loaned	28,008	16,425
Payables to customers	893	721
Payables to brokers, dealers and other	1,726	581
Derivatives contracts	800	824
Obligation to return securities received as collateral	3,250	751
Taxes payable (included in Other liabilities)	401	311
Intercompany payables (included in Other liabilities)	160	211
Total liabilities	$76,968	$50,957

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
September 30, 2004

4.   Related Party Transactions (Continued)

The following table sets forth the Company’s related party revenues and expenses, excluding transactions with Pershing, for the three and nine months ended September 30, 2004 and 2003:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(In millions)
Principal transactions-net (derivatives contracts)	$(124)	$216	$406	$268
Commissions	10	(2)	29	(16)
Net interest expense	(119)	(36)	(262)	(97)
Total net revenues	$(233)	$178	$173	$155
Other operating expenses	$(88)	$(27)	$(212)	$(55)
Total expenses	$(88)	$(27)	$(212)	$(55)

There were no revenues and expenses of Pershing with respect to related party transactions with the Company for the three months ended September 30, 2003. Revenues and expenses of Pershing with respect to related party transactions with the Company for the nine months ended September 30, 2003 were not material. The operating results of Pershing for the nine months ended September 30, 2003 are presented as discontinued operations in the condensed consolidated statements of income.

The Company sold at cost, to CSFBI, the right, title and interest in certain assets with an aggregate value of $443 million and $303 million as of September 30, 2004 and December 31, 2003, respectively.

Certain CSAM private equity funds of funds with approximately $4.1 billion of committed capital and certain CSAM hedge funds, hedge funds of funds and CDO VIEs with aggregate assets under management of approximately $15.0 billion are managed by the Company’s Alternative Capital division. CSAM reimburses the Alternative Capital division for all costs and expenses incurred by the Company in connection with managing these assets.

In April 2004, the Company entered into hedging arrangements with respect to deferred compensation obligations payable to its employees and employees of affiliates that are not part of its consolidated group. These hedging arrangements will result in the Company recognizing gains or losses with respect to the hedge of the deferred compensation obligation of such affiliates. For the three and nine months ended September 30, 2004, the gain from the hedging arrangements with respect to these affiliate obligations was $1 million and $2 million, respectively.

The Credit Suisse Group International Share Plan provides for the grant of equity-based awards to Company employees based on CSG shares pursuant to which employees of the Company may be granted, as compensation, share or other equity-based awards as compensation for services performed. CSFBI purchases shares from CSG to satisfy these awards, but CSFBI does not require reimbursement from the Company; therefore, amounts are considered a capital contribution to the Company and credited to paid-in-capital. Amounts contributed by CSFBI relating to compensation expense for the nine months ended September 30, 2004 and 2003 were $354 million and $250 million, respectively, net of taxes. See Note 2 for further information on the Company’s share-based compensation.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

4.   Related Party Transactions (Continued)

Certain of the Company’s directors, officers and employees and those of the Company’s affiliates and their subsidiaries maintain margin accounts with Credit Suisse First Boston LLC (“CSFB LLC”), a direct wholly owned subsidiary of the Company, in the ordinary course of business. In addition, certain of such directors, officers and employees had investments or commitments to invest in various private equity funds sponsored by the Company, pursuant to which the Company has made loans to such directors, officers and employees, to the extent permitted by law. CSFB LLC, from time to time and in the ordinary course of business, enters into, as principal, transactions involving the purchase or sale of securities from or to such directors, officers and employees and members of their immediate families.

The Company is included in the consolidated federal income tax return and combined state and local income tax returns filed by CSFBI. See Note 5 for more information.

5.   Income Taxes

The Company is included in the consolidated federal income tax return and combined state and local income tax returns filed by CSFBI. CSFBI allocates federal income taxes to its subsidiaries on a separate return basis, and current state and local income taxes on a pro rata basis, pursuant to a tax sharing agreement. Included in the condensed consolidated statements of income for the nine months ended September 30, 2004 and 2003, are current and deferred provisions (benefits) for income taxes from continuing operations that were allocated to the Company by CSFBI as follows:

	For the Nine Months Ended September 30,
	2004	2003
	(In millions)
Current:
U.S. federal	$187	$(3)
State and local	3	1
Foreign	4	1
Total current	194	(1)
Deferred:
U.S. federal	26	114
Total deferred	26	114
Provision for income taxes from continuing operations	$220	$113

Excluded from the table above is a provision for income taxes that CSFBI allocated to the Company for the nine months ended September 30, 2003 of $485 million related to discontinued operations.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

5.   Income Taxes (Continued)

The following table summarizes the difference between the federal statutory tax rate and the effective tax rate related to continuing operations for the nine months ended September 30, 2004 and 2003:

	For the Nine Months Ended September 30,
	2004		2003
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income
	(In millions)		(In millions)
Computed “expected” tax provision	$417	35.0%	$149	35.0%
Increase (decrease) due to:
Minority interests(1)	(173)	(14.5)	—	—
Dividend exclusion	(28)	(2.4)	(20)	(4.8)
Entertainment expense	4	0.3	3	0.8
State and local taxes, net of federal income tax effects	2	0.2	1	0.2
Other	(2)	(0.3)	(20)	(4.7)
Provision for income taxes from continuing operations	$220	18.3%	$113	26.5%

(1)          Represents the effect of non-taxable revenues and expenses from private equity funds consolidated primarily under FIN 46R. Net income was unaffected as offsetting minority interests were recorded in the condensed consolidated statements of income. See Note 6 for more information.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

5.   Income Taxes (Continued)

Deferred tax assets and deferred tax liabilities are generated by the following temporary differences:

	As of September 30, 2004	As of December 31, 2003
	(In millions)
Deferred tax assets:
Inventory	$198	$171
Investments	273	267
Other liabilities and accrued expenses, primarily compensation and benefits	1,073	1,196
Office facilities	25	24
Net operating loss carryforward	57	—
State and local taxes	35	36
Total deferred tax assets	1,661	1,694
Deferred tax liabilities:
Inventory	57	55
Investments	231	228
Office facilities	19	51
Other	69	41
Total deferred tax liabilities	376	375
Deferred tax assets net of deferred tax liabilities	1,285	1,319
Valuation allowance for state and local taxes	(35)	(36)
Net deferred tax asset	$1,250	$1,283

Management has determined that the realization of the recognized gross deferred tax assets of $1.7 billion as of September 30, 2004 and December 31, 2003 is more likely than not based on anticipated future taxable income. In addition, for federal income tax purposes, the Company has tax planning strategies available that enhance its ability to utilize these tax benefits. However, if estimates of future taxable income are reduced, the amount of the deferred tax assets considered realizable could also be reduced. Further, due to uncertainty concerning the Company’s ability to generate the necessary amount and mix of state and local taxable income in future periods, the Company maintains a valuation allowance against its deferred state and local tax asset in the amount of $35 million and $36 million as of September 30, 2004 and December 31, 2003, respectively.

6.   Transfers and Servicing of Financial Assets

As of September 30, 2004 and December 31, 2003, the fair market value of assets that the Company pledged to counterparties was $216.8 billion and $174.8 billion, respectively, of which $52.9 billion and $47.6 billion, respectively, was included in financial instruments owned in the condensed consolidated statements of financial condition.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

6.   Transfers and Servicing of Financial Assets (Continued)

The Company has also received similar assets as collateral that the Company has the right to re-pledge or sell. The Company routinely re-pledges or lends these assets to third parties. As of September 30, 2004 and December 31, 2003, the fair market value of the assets pledged to the Company was $205.0 billion and $166.7 billion, respectively, of which $186.8 billion and $154.3 billion, respectively, was sold or repledged.

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

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

6.   Transfers and Servicing of Financial Assets (Continued)

The following table presents the proceeds and gain or loss related to the securitization of commercial mortgage loans, residential mortgage loans, CDOs and other asset-backed loans for the nine months ended September 30, 2004 and 2003:

	Commercial mortgage loans	Residential mortgage loans	Collateralized debt obligations	Other asset-backed(1)
	(In millions)
For the Nine Months Ended September 30, 2004
Proceeds from new securitizations	$5,287	$32,626	$3,729	$5,079
Gain (loss) on securitizations(2)	$185	$26	$44	$(1)
For the Nine Months Ended September 30, 2003
Proceeds from new securitizations	$4,756	$51,426	$4,044	$3,648
Gain (loss) on securitizations(2)	$203	$(69)	$36	$38

(1)          Primarily includes home equity loans.

(2)          Includes underwriting fees and retained interest gains and losses but excludes all gains or losses, including net interest revenues, on assets prior to securitization.

Included in residential mortgage loans in the table above are proceeds of $11.9 billion and $32.3 billion, respectively, related to the securitization of agency mortgage-backed securities for the nine months ended September 30, 2004 and 2003. For the nine months ended September 30, 2004 and 2003, the Company realized gains of $12 million and $20 million, respectively, from these securitizations.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

6.   Transfers and Servicing of Financial Assets (Continued)

Key economic assumptions used in measuring at the date of securitization the fair value of the retained interests resulting from securitizations completed during the nine months ended September 30, 2004 and 2003 were as follows:

	Commercial mortgage loans(1)	Residential mortgage loans	Collateralized debt obligations(2)	Other asset-backed
For the Nine Months Ended September 30, 2004
Weighted-average life (in years)	3.4	4.2	11.6	1.5
Prepayment speed assumption (“PSA”) (in rate per annum)(3)	N/A	150 PSA to 1,570% PSA	N/A	467 PSA to 733% PSA
Cash flow discount rate (in rate per annum)(4)	3.6%-10.6%	5.4%-6.5%	4.7%-9.6%	11.1%-11.9%
Expected credit losses (in rate per annum)	6.4%	3.5%	6.4%	7.8%
For the Nine Months Ended September 30, 2003
Weighted-average life (in years)	3.0	4.6	8.0	3.5
Prepayment speed assumption (“PSA”) (in rate per annum)(3)	N/A	200 PSA to 325% PSA	N/A	200 PSA to 325% PSA
Cash flow discount rate (in rate per annum)(4)	7.8%-12.8%	11.9%-38.9%	2.9%-5.9%	9.2%-221.2%
Expected credit losses (in rate per annum)	9.4%	6.7%	4.0%	3.2%

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

6.   Transfers and Servicing of Financial Assets (Continued)

The following table sets forth the fair value of retained interests from securitizations as of September 30, 2004, key economic assumptions used to determine the fair value and the sensitivity of the fair value to immediate adverse changes in those assumptions:

	As of September 30, 2004
	Commercial mortgage loans(1)	Residential mortgage loans	Collateralized debt obligations(2)	Other asset-backed
	(Dollars in millions)
Carrying amount/fair value of retained interests	$3	$1,000	$217	$132
Weighted-average life (in years)	0.9	3.1	11.6	2.2
PSA (in rate per annum)(3)	N/A	150 PSA to 1,570% PSA	N/A	467 PSA to 733% PSA
Impact on fair value of 10% adverse change	N/A	$(3)	N/A	—
Impact on fair value of 20% adverse change	N/A	$(6)	N/A	—
Cash flow discount rate (in rate per annum)(4)	10.6%	6.5%	9.6%	11.9%
Impact on fair value of 10% adverse change	$—	$(12)	$(9)	—
Impact on fair value of 20% adverse change	$—	$(24)	$(18)	(1)
Expected credit losses (in rate per annum)
Impact on fair value of 10% adverse change	$—	$(3)	$(4)	—
Impact on fair value of 20% adverse change	$—	$(6)	$(8)	(1)

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
September 30, 2004

6.   Transfers and Servicing of Financial Assets (Continued)

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

The Company has consolidated all CDO VIEs for which it is the primary beneficiary. As of September 30, 2004, the Company recorded $458 million, the carrying amount of the consolidated assets of these CDO VIEs that are collateral for the VIE obligations. The beneficial interests of these consolidated CDO VIEs are payable solely from the cash flows of the related collateral, and the creditors of these VIEs do not have recourse to the Company in the event of default.

The Company retains significant debt and equity interests in open CDO VIEs that are not consolidated because the Company is not the primary beneficiary. The total assets in these CDO VIEs as of September 30, 2004 were $1.0 billion. The Company’s maximum exposure to loss as of September 30, 2004 was $9 million, which was the amount of its retained interests, carried at fair value, in financial instruments owned.

Certain of the Company’s private equity funds are subject to FIN 46R. In the normal course of its private equity activities, the Company is typically the general partner and investment adviser to private equity funds. The Company did not consolidate these private equity funds as of December 31, 2003 in accordance with the effective date and transition provisions of FIN 46R. During 2004, the Company consolidated certain private equity funds that are managed by the Company. As of September 30, 2004, the Company recorded $1.6 billion of additional private equity and other long-term investments, reduced other assets and other liabilities by $167 million and $79 million, respectively, and recorded $1.5 billion of minority interests in other liabilities in the condensed consolidated statement of financial condition through the consolidation of certain private equity funds primarily under FIN 46R. Similarly, for the three and nine months ended September 30, 2004, the Company recorded an increase of $55 million and

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

6.   Transfers and Servicing of Financial Assets (Continued)

$501 million, respectively, in net revenues and an increase of $6 million in expenses as a result of the consolidation of these private equity funds. Net income was unaffected as minority interests of $49 million and $495 million for the three and nine months ended September 30, 2004, respectively, were recorded in the condensed consolidated statements of income.

7.   Borrowings

Short-term borrowings are generally demand obligations with interest approximating the federal funds rate, LIBOR or other money market indices. Such borrowings are generally used to facilitate the securities settlement process, finance financial instruments owned and finance securities purchased by customers on margin. As of September 30, 2004 and December 31, 2003, there were no short-term borrowings secured by Company-owned securities.

The following table sets forth the Company’s short-term borrowings and their weighted average interest rates:

	Short-term borrowings		Weighted average interest rates
	As of September 30, 2004	As of December 31, 2003	As of September 30, 2004	As of December 31, 2003
	(In millions)
Bank loans, including loans from affiliates(1)	$16,860	$14,932	1.96%	1.31%
Commercial paper	1,271	1,052	1.62%	1.08%
Total short-term borrowings	$18,131	$15,984

(1)          Includes $16.6 billion and $14.5 billion in loans from affiliates as of September 30, 2004 and December 31, 2003, respectively.

The Company has two commercial paper programs exempt from registration under the Securities Act of 1933 that allow the Company to issue up to $7.0 billion in commercial paper. As of September 30, 2004 and December 31, 2003, $1.3 billion and $1.1 billion, respectively, of commercial paper was outstanding under these programs.

In June 2004, the Company filed with the Securities and Exchange Commission (“SEC”) a shelf registration statement that allows the Company to issue from time to time up to $15.0 billion of senior and subordinated debt securities and warrants to purchase such securities. Under that shelf registration statement, the Company had, as of November 8, 2004, $15.0 billion available for issuance.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

7.   Borrowings (Continued)

The following table sets forth the Company’s long-term borrowings as of September 30, 2004 and December 31, 2003:

	As of September 30, 2004	As of December 31, 2003
	(In millions)
Senior notes 3.875%-8.00%, due various dates through 2032	$19,164	$16,791
Medium-term notes 1.60%-7.528%, due various dates through 2032	6,988	7,391
Structured borrowings 7.06%-16.06%, due various dates through 2014	67	139
Total long-term borrowings	$26,219	$24,321
Current maturities of long-term borrowings	$3,263	$2,239

As of September 30, 2004 and December 31, 2003, long-term borrowings included unrealized appreciation of approximately $798 million and $808 million, respectively, associated with fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”). As of September 30, 2004 and December 31, 2003, the Company had entered into interest rate swaps of $18.9 billion and $16.6 billion, respectively, on the Company’s long-term borrowings for hedging purposes. Substantially all of these swaps qualified as fair value hedges under SFAS 133. See Note 11 for more information.

As of September 30, 2004, CSFB LLC maintained four 364-day committed secured revolving credit facilities totaling $1.2 billion, with one facility totaling $250 million maturing in November 2004, two facilities for $450 million maturing in February 2005 and one facility for $500 million maturing in July 2005. These facilities require CSFB LLC to pledge unencumbered marketable securities to secure any borrowings. Borrowings under each facility would bear interest at short-term rates related to either the federal funds rate or LIBOR and can be used for general corporate purposes. The facilities contain customary covenants that the Company believes will not impair its ability to obtain funding. As of September 30, 2004, no borrowings were outstanding under any of the facilities.

2004 Financings:

In the nine months ended September 30, 2004, the Company issued longer-dated fixed income securities to extend the maturity profile of the Company’s debt. For the nine months ended September 30, 2004, the Company issued $1.1 billion in medium-term notes, $1.0 billion of 5.125% notes due 2014 and $1.4 billion of 4.7% notes due 2009 under its then-existing $10.0 billion shelf registration statement.

During the nine months ended September 30, 2004, the Company redeemed approximately $1.6 billion of medium-term notes and $68 million of structured notes.

8.   Private Equity and Other Long-Term Investments

Private equity and other long-term investments include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

8.   Private Equity and Other Long-Term Investments (Continued)

The Company categorizes its private equity and other long-term investments into three categories, CSFB-managed funds, direct investments and funds managed by third parties. These investments generally have no readily available market or may be otherwise restricted as to resale under the Securities Act of 1933; therefore, these investments are carried at amounts which approximate fair value.

The Company’s subsidiaries manage many private equity partnerships (the “Funds”). When the investment performance of CSFB-managed Funds exceeds specific thresholds, the Company and certain other general partners (the “GPs”) may be entitled to receive a carried interest distribution. Carried interest distributions are based on the cumulative investment performance of each Fund at the time the distribution is made. As a result, the Company, in its capacity as a GP (or general partner or managing member of a GP), may be obligated to return to investors in the Funds all or a portion of the carried interest distributions received by the GPs if the GPs have received excess carried interest payments over the life of the Funds under the governing documents of the Funds. The amount of such contingent obligation is based upon the performance of the Funds but cannot exceed the amount of carried interest received by the GPs. As of September 30, 2004 and December 31, 2003, the maximum amount of such contingent obligations was $444 million and $252 million, respectively, assuming the Funds’ remaining investments were worthless. Assuming the Funds’ remaining investments were sold at their current carrying values, as of September 30, 2004 and December 31, 2003, the contingent obligations would have been $8 million and $6 million, respectively. As of September 30, 2004 and December 31, 2003, the Company has recorded liabilities of $70 million and $25 million, respectively, in connection with the contingent obligation to return prior carried interest distributions to third party investors in the Funds.

In addition, pursuant to certain contractual arrangements, the Company is obligated to make cash payments to certain investors in certain Funds if specified performance thresholds are not met. As of September 30, 2004 and December 31, 2003, the maximum amount of such contingent obligations was $61 million and $46 million, respectively, assuming the Funds’ remaining investments were worthless. Assuming the Funds’ remaining investments were sold at their current carrying values as of September 30, 2004 and December 31, 2003, there would have been no contingent obligations.

As of September 30, 2004 and December 31, 2003, the Company had investments in private equity and other long-term investments of $2.6 billion and $1.1 billion, respectively, and had commitments to invest up to an additional $1.0 billion and $1.3 billion as of September 30, 2004 and December 31, 2003, respectively. The cost of these investments, excluding the private equity investments consolidated primarily under FIN 46R, was $1.4 billion and $1.5 billion as of September 30, 2004 and December 31, 2003, respectively. Changes in net unrealized appreciation/depreciation arising from changes in fair value and the gain or loss realized upon sale are reflected in principal transactions-net in the condensed consolidated statements of income. The increase in the private equity and other long-term investments was principally related to the Company’s adoption of FIN 46R and the consolidation of certain private equity funds. See Notes 1 and 6 for more information.

9.   Net Capital

The Company’s principal wholly owned subsidiary, CSFB LLC, is a registered broker-dealer, registered futures commission merchant and member firm of the New York Stock Exchange, Inc.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

9.   Net Capital (Continued)

(“NYSE”). As such, it is subject to the NYSE’s net capital rule, which conforms to the uniform net capital rule pursuant to Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the alternative method permitted by this rule, the required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds, whichever is greater. If a member firm’s net capital is less than four percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm’s net capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. As of September 30, 2004, CSFB LLC’s net capital of approximately $2.6 billion was 63% of aggregate debit balances and in excess of the minimum requirement by approximately $2.5 billion.

The Company’s over-the-counter (“OTC”) derivatives dealer subsidiary, Credit Suisse First Boston Capital LLC (“CSFB Capital LLC”), is also subject to the uniform net capital rule, but calculates its net capital based on value at risk under Appendix F of Rule 15c3-1 under the Exchange Act. As of September 30, 2004, CSFB Capital LLC’s net capital of $180 million, allowing for market and credit risk exposure of $41 million and $55 million, respectively, was in excess of the minimum net capital requirement by $160 million. CSFB Capital LLC operates pursuant to the (k)(2)(ii) exemptive provisions of Rule 15c3-3 of the Exchange Act, and, accordingly, all customer transactions are cleared through CSFB LLC on a fully disclosed basis.

Certain other subsidiaries are subject to capital adequacy requirements. As of September 30, 2004, the Company and its subsidiaries complied with all applicable regulatory capital adequacy requirements.

10.   Cash and Securities Segregated Under Federal and Other Regulations

In compliance with the Commodity Exchange Act, CSFB LLC segregates funds deposited by customers and funds accruing to customers as a result of trades or contracts. As of September 30, 2004 and December 31, 2003, cash and securities aggregating $2.9 billion and $2.6 billion, respectively, were segregated or secured by CSFB LLC in separate accounts exclusively for the benefit of customers.

In accordance with the SEC’s no-action letter dated November 3, 1998, CSFB LLC computed a reserve requirement for the proprietary accounts of introducing broker-dealers. As of September 30, 2004 and December 31, 2003, CSFB LLC segregated securities aggregating $234 million and $196 million, respectively, on behalf of introducing broker-dealers.

In addition, CSFB LLC segregated U.S. Treasury securities with a market value of $4.2 billion and $3.3 billion as of September 30, 2004 and December 31, 2003, respectively, in a special reserve bank account exclusively for the benefit of customers as required by Rule 15c3-3 of the Exchange Act.

11.   Derivatives Contracts

The Company uses derivatives contracts for trading and hedging purposes and to provide products for clients. These derivatives include options, forwards, futures and swaps.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

11.   Derivatives Contracts (Continued)

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

The gains and losses related to the ineffective component of the fair value hedges were not material for the nine months ended September 30, 2004 and 2003.

Other derivatives used for hedging purposes that do not qualify as hedges under SFAS 133 are carried at fair value with changes in value and interest flows included in principal transactions-net in the condensed consolidated statements of income. For the nine months ended September 30, 2004 and 2003, the Company recognized a pre-tax gain of $1 million and $3 million, respectively, for these derivatives.

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
September 30, 2004

11.   Derivatives Contracts (Continued)

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

Quantitative Disclosures for All Derivatives

The fair values of all derivatives contracts outstanding as of September 30, 2004 and December 31, 2003 were as follows:

	As of September 30, 2004		As of December 31, 2003
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Options	$2,740	$2,634	$2,892	$2,756
Forward contracts	1,028	553	695	257
Swaps	1,740	962	1,986	942
Total	$5,508	$4,149	$5,573	$3,955

These assets and liabilities are included as derivatives contracts in financial instruments owned/sold not yet purchased, respectively, in the condensed consolidated statements of financial condition.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

12.   Employee Benefit Plans

The Company provides retirement and postretirement benefits to its U.S. and certain non-U.S. employees through participation in defined benefit and defined contribution pension plans and other plans. The Company’s measurement date is September 30 for its pension and other postretirement benefit plans.

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

In May 2004, the FASB issued FSP 106-2. The Medicare Act became law in December 2003 and introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit that is at least “actuarially equivalent” to the Medicare benefit. The Company adopted FSP 106-2 on July 1, 2004 and has determined that its retiree health-care plans provide a benefit that is “actuarially equivalent” to the Medicare benefit. The effect of adopting FSP 106-2 was not significant.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

12.   Employee Benefit Plans (Continued)

The following table presents the pension expense by component for the Qualified Plan, the Supplemental Plan and the Other Plans for the three and nine months ended September 30, 2004 and 2003:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(In millions)
Components of Net Periodic Benefit Cost:
Service cost	$4	$7	$16	$20
Interest cost	9	8	27	24
Expected return on plan assets	(12)	(9)	(34)	(25)
Amortization of loss	3	4	13	9
Amortization of prior service cost	—	—	—	1
Recognized net actuarial loss	—	—	(1)	(1)
Net periodic benefit cost	$4	$10	$21	$28

The Company made payments of $225 million to the Qualified Plan during the first nine months of 2004. The Company made payments of $4 million to participants in the Supplemental Plan and the Other Plans during the first nine months of 2004 and expects to pay a total of $1 million for the remainder of 2004.

13.   Commitments

The following table sets forth certain of the Company’s long-term commitments, including the current portion, as of September 30, 2004:

	Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total commitments
	(In millions)
Standby resale agreements(1)	$25	$—	$—	$—	$25
Private equity(2)	166	105	169	606	1,046
Operating lease obligations(3)	154	292	262	1,105	1,813
Forward agreements(4)	7,119	—	—	—	7,119
Total commitments	$7,464	$397	$431	$1,711	$10,003

(1)          In the ordinary course of business, the Company maintains certain standby resale facilities that commit the Company to enter into securities purchased under agreements to resell with customers at current market rates.

(2)          Represents commitments to invest in various partnerships that make private equity and related investments in various portfolio companies or other private equity funds.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

13.   Commitments (Continued)

(3)          Includes contractual obligations related to certain information technology, equipment leases and software licenses of $8 million and excludes sublease revenue of $314 million.

(4)          Represents commitments to enter into forward agreements for securities purchased under agreements to resell and forward agreements to borrow securities.

The Company had access to standby letters of credit of $1.5 billion as of September 30, 2004. The Company had $91 million in outstanding standby letters of credit as of September 30, 2004, in order to satisfy counterparty collateral requirements.

In connection with its residential mortgage business, the Company may from time to time arrange for the sale of certain qualifying mortgage loans or pools of mortgage loans (the “Loans”) to an unaffiliated entity (the “Purchaser”) pursuant to an agreement between the Company and the Purchaser. In accordance with the agreement, the Company may be required to repurchase one or more Loans, including the related hedge positions, from the Purchaser at its request in accordance with the terms of the agreement. As of September 30, 2004, the Purchaser has the right to request the Company to repurchase approximately $809 million of Loans from the Purchaser pursuant to the terms of the agreement.

The Company had no capital lease or purchase obligations as of September 30, 2004. For information about certain of the Company’s additional commitments, see Notes 7, 8 and 14.

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

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

14.   Guarantees (Continued)

The following table sets forth the maximum quantifiable contingent liability and carrying amount associated with guarantees covered by FIN 45 as of September 30, 2004 by maturity:

	Guarantee of Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total guarantees	Carrying amount
	(In millions)
Credit guarantees	$—	$20	$43	$363	$426	$10
Performance guarantees	42	189	134	—	365	4
Derivatives	3,396	1,760	483	1,070	6,709	141
Related party guarantees	—	—	20	1	21	—
Total guarantees	$3,438	$1,969	$680	$1,434	$7,521	$155

Credit Guarantees

In the ordinary course of business the Company enters into contracts that would require it, as the guarantor, to make payments to the guaranteed party if a third party fails to pay under a credit obligation. As of September 30, 2004, the Company recorded liabilities of $10 million and had a maximum contingent liability of $426 million under credit guarantees. These credit guarantees are described below.

As part of the Company’s residential mortgage activities, the Company sells to the Federal National Mortgage Association (“FNMA”) certain residential mortgages that it has purchased and agrees to bear a percentage of the losses should the borrowers fail to perform. In accordance with FIN 45, the Company did not recognize a liability for these guarantees because they were issued prior to December 31, 2002 and have not been modified. The Company’s maximum potential exposure related to these guarantees, assuming all the borrowers failed to perform, was $149 million as of September 30, 2004.

As part of the Company’s commercial mortgage activities, the Company sells to FNMA certain commercial mortgages that it has originated and agrees to bear a percentage of the losses should the borrowers fail to perform. As of September 30, 2004, in accordance with FIN 45, the Company recorded liabilities of $10 million related to these guarantees. The Company’s maximum potential exposure related to these guarantees, assuming all the borrowers failed to perform, was $277 million as of September 30, 2004.

Performance Guarantees

In the ordinary course of business, the Company enters into contracts that would require it, as the guarantor, to make payments to the guaranteed party based on the occurrence or non-occurrence of a specified event such as a third party’s failure to perform under an agreement.

As part of the Company’s residential mortgage securitization activities, the Company at times guarantees the collection by the servicer and remittance to the securitization trust of prepayment penalties. As of September 30, 2004, the Company recorded liabilities of $4 million related to these guarantees. As of September 30, 2004, the Company’s maximum exposure under the guarantees, assuming that every mortgage holder prepays and the servicers fail to collect and remit the prepayment penalties, was $365 million; however, the Company has recourse against the servicer.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

14.   Guarantees (Continued)

In addition, the Company at times guarantees any increases in servicing fees in connection with the replacement of the existing servicer that would otherwise be borne by the securitization trust. The Company did not record a liability because it has determined that is it not possible to estimate the fair value and the maximum amount of its obligations under these guarantees as of September 30, 2004.

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

As of September 30, 2004, the Company recorded $141 million in derivatives that met the definition of a guarantee under FIN 45. These are reflected as derivatives contracts in the condensed consolidated statements of financial condition. The maximum gross contingent liability, excluding any potential offset from hedging activities related to these contracts, was $6.7 billion, of which $4.0 billion was with CSG affiliates, and represents the obligation of the Company in the event that all the underlying financial instruments are worthless, the likelihood of which the Company believes is remote. For more information on derivatives, see Note 11.

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

The Company issues guarantees to customers with respect to certain obligations of its affiliates in the ordinary course of business, including, but not limited to, certain derivatives transactions. Failure to perform by an affiliate would require the Company to perform under the guarantee. The maximum contingent liability of future payments of guarantees issued to counterparties of affiliates as of September 30, 2004 was $21 million. Excluded from this maximum contingent liability are certain guarantees for which an estimate cannot be made because the exposure is unlimited and therefore impossible to estimate. While the maximum contingent liability represents possible future payments under the guarantees, the Company believes that the likelihood of nonperformance by these affiliates is remote.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

14.   Guarantees (Continued)

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
September 30, 2004

15.   Industry Segment and Geographic Data

As of January 1, 2004, the Company transferred the private equity and private fund businesses from the Institutional Securities segment to the Financial Services segment, which has been renamed the Wealth & Asset Management segment. As a result, the Company changed the presentation of the Institutional Securities and Wealth & Asset Management segment results. In addition, the Company allocated to the segments merger-related costs and certain other costs and revenues, previously excluded from its reportable segments, which the Company believed did not represent normal operating costs and revenues. Prior period segment numbers have been changed to conform to the new segment reporting structure.

The Company operates and manages its businesses through two operating segments: the Institutional Securities segment, consisting primarily of the Investment Banking and Trading divisions; and the Wealth & Asset Management segment, consisting of the Alternative Capital division, which includes the results of the private equity and private fund businesses, and the Private Client Services division.

The Company’s segments are managed based on types of products and services offered and their related client bases. The Company evaluates the performance of its segments based primarily on income (loss) from continuing operations before provision for income taxes and discontinued operations but excluding minority interests.

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

The Wealth & Asset Management segment consists of:

•        the Alternative Capital division, which includes the private equity and private fund businesses. The private equity business makes privately negotiated investments and acts as an investment advisor for private equity funds. The private fund business raises private capital, primarily from institutional investors, for direct investment by venture capital, management buyout and other investment firms in a variety of fund types; and

•        the Private Client Services division, which is a financial advisory business serving high-net-worth individuals and corporate investors with a wide range of CSFB and third-party investment management products and services.

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

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

15.   Industry Segment and Geographic Data (Continued)

The following table sets forth certain financial information of the Company’s segments.

	Institutional Securities	Wealth & Asset Management	Total Segment
	(In millions)
For the Three Months Ended September 30, 2004:
Net revenues excluding net interest	$426	$203	$629
Net interest revenue	560	(6)	554
Total net revenues(1)	986	197	1,183
Total expenses	984	138	1,122
Income(2)	2	59	61
Minority interests(3)	8	41	49
(Loss) Income after minority interests(4)	$(6)	$18	12
For the Three Months Ended September 30, 2003:
Net revenues excluding net interest	$221	$132	$353
Net interest revenue	694	16	710
Total net revenues(1)(5)	915	148	1,063
Total expenses	780	99	879
Income(2)(5)	135	49	184
Minority interests(3)	—	—	—
Income after minority interests(4)(5)	$135	$49	$184
For the Nine Months Ended September 30, 2004:
Net revenues excluding net interest	$1,805	$1,100	$2,905
Net interest revenue	1,790	35	1,825
Total net revenues(1)	3,595	1,135	4,730
Total expenses	3,103	434	3,537
Income(2)	492	701	1,193
Minority interests(3)	70	425	495
Income after minority interests(4)	$422	$276	$698
For the Nine Months Ended September 30, 2003:
Net revenues excluding net interest	$1,413	$444	$1,857
Net interest revenue	1,823	30	1,853
Total net revenues(1)(5)	3,236	474	3,710
Total expenses	2,916	367	3,283
Income(2)(5)	320	107	427
Minority interests(3)	—	—	—
Income after minority interests(4)(5)	$320	$107	$427
Segment assets as of September 30, 2004(6)	$266,941	$3,786	$270,727
Segment assets as of December 31, 2003	$239,733	$1,833	$241,566

(1)           Interest income and expense is accrued at the stated coupon rate for coupon-bearing financial instruments, and for non-coupon-bearing financial instruments, interest income is recognized by accreting the discount over the life of the instrument. For coupon-bearing financial instruments purchased at a discount or premium, the difference between interest income and expense accrued at the stated coupon rate and interest income and

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

15.   Industry Segment and Geographic Data (Continued)

expense determined on an effective yield basis is included in principal transactions-net in the Company’s condensed consolidated statements of income and in net revenues excluding net interest above.

(2)           Income from continuing operations before provision (benefit) for income taxes, minority interests and discontinued operations.

(3)           Related to the Company’s consolidation of certain private equity funds.

(4)           Income (loss) from continuing operations before provision (benefit) for income taxes and discontinued operations.

(5)           In early 2004, management identified erroneous profit recorded in Institutional Securities in the three and nine months ended September 30, 2003 on certain intercompany residential mortgage securitization-related transactions. The Company has restated total net revenues and income from continuing operations from that filed with the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2003. For the three and nine-months ended September 30, 2003, each of total net revenues and income from continuing operations has been reduced by $37 million and $24 million, respectively, as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2003 and the June 4 Form 8-K.

(6)           The Institutional Securities and Wealth & Asset Management segment assets as of September 30, 2004 include $522 million and $879 million, respectively, related to the Company’s consolidation of certain private equity funds.

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

As of September 30, 2004 and December 31, 2003, the Company had $527 million and $532 million, respectively, of goodwill. In September 2004, the Company reduced its interest in PM Realty Group, LP, a real estate management company, resulting in a decrease in goodwill of $5 million. As of September 30, 2004 and December 31, 2003, the Company had identifiable intangible assets (primarily software and customer lists, which are being amortized over useful lives ranging from 3 to 20 years) of $40 million and $46 million, net of accumulated amortization of $51 million and $47 million, respectively, included in other assets and deferred amounts in the condensed consolidated statements of financial condition.

17.   Legal Proceedings

The Company is involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its businesses. These actions have been brought on behalf of various classes of claimants and, unless otherwise specified, seek damages of material and/or

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

17.   Legal Proceedings (Continued)

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

We have reviewed the accompanying condensed consolidated statement of financial condition of Credit Suisse First Boston (USA), Inc. and subsidiaries as of September 30, 2004, the related condensed consolidated statements of income for the three and nine-month periods ended September 30, 2004 and 2003, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
New York, New York November 8, 2004

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

The strong growth that characterized the direction of the U.S. economy late in 2003 and early in 2004 deteriorated in the third quarter of 2004 as the U.S gross domestic product grew at a slower pace and the job market weakened. High oil prices and the negative implications they have on consumer spending and corporate profitability contributed to a slide in stock prices and a rise in bond prices. While recent increases in construction spending, auto sales and manufacturing appear to show the economy gaining momentum, high oil prices, mixed economic data and geopolitical uncertainties continue to raise concerns about the economy and create challenging markets.

For the three and nine months ended September 30, 2004, the major stock market indices were primarily down, reflecting disappointing corporate earnings, higher oil prices and rising interest rates. For the three months ended September 30, 2004, the Dow Jones Industrial Average, the Standard & Poor’s 500 stock index and the NASDAQ composite index declined 3%, 2% and 7%, respectively. The Dow Jones Industrial Average and the NASDAQ composite index decreased 4% and 5%, respectively and the Standard & Poor’s 500 stock index was flat for the nine months ended September 30, 2004.

The Federal Reserve Board increased the federal funds rate three times beginning June 30, 2004. As of September 30, 2004, the federal funds rate was 1.75% compared to 1% as of December 31, 2003. Long-term interest rates declined in the third quarter of 2004 and the yield curve flattened. Treasury bond prices rose as soft economic data caused concern about the outlook of the economy. Corporate bonds also performed well during the quarter.

The dollar value of U.S. debt underwriting decreased for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, led by a decline in mortgage-backed new issues. The dollar value of U.S. debt underwriting increased slightly for the three months ended September 30, 2004 compared to the three months ended September 30, 2003, as increases in asset-backed underwriting were partially offset by a decline in mortgage-backed securities new issues. The dollar value of U.S. equity and equity-related underwriting increased moderately in the first nine months of 2004 compared to the first nine months of 2003, as increases in primary and secondary offerings of common stock were partially offset by decreases in convertible securities issuances. The dollar value of U.S. equity and equity-related underwriting decreased for the three months ended September 30, 2004 compared to the three months ended September 30, 2003, primarily reflecting a decrease in convertible securities issuances. Mergers and acquisitions activity showed signs of recovery as the dollar value of completed mergers and acquisitions in the United States increased for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003.

MANAGEMENT OVERVIEW

Net income of $19 million decreased compared to third quarter 2003 net income of $131 million, reflecting improved revenues offset by higher expenses, and a small income tax benefit. Net revenues in the third quarter of 2004 increased $120 million compared to the third quarter of 2003. The increase was primarily attributed to improvements in fixed income trading from Institutional Securities and the consolidation of certain private equity funds, which increased net revenues by $55 million. Net trading revenues increased 16% as increases in fixed income trading revenues were partially offset by decreases in equity trading revenues. Investment Banking revenues for the Institutional Securities segment decreased 9%, reflecting a decline in debt and equity underwriting and essentially flat advisory and other fees. Total expenses increased 28% primarily due to increases in incentive compensation, higher severance expenses and increased base salary expenses. The increase in incentive compensation reflected the introduction of vesting for stock awards in the third quarter of 2003 and the reversal of $85 million of expenses accrued in the first half of 2003.

Net income of $478 million decreased compared to first nine months 2003 net income of $1.2 billion, primarily reflecting the after-tax gain of $852 million from the sale of Pershing in the second quarter of 2003. Net revenues in the first nine months of 2004 increased $1.0 billion compared to the first nine months of 2003, primarily due to significant gains from Wealth & Asset Management private equity investments, the consolidation of certain private equity funds, which increased net revenues by $501 million, and improvements in fixed income trading from Institutional Securities. Net trading revenues for Institutional Securities increased 8% as increases in fixed income trading revenues were partially offset by decreases in equity trading revenues. Investment Banking revenues for the Institutional Securities segment decreased 4%, reflecting declines in debt underwriting and essentially flat advisory and other revenues offset in part by an increase in equity underwriting. Total expenses increased 8% primarily due to increases in employee compensation and benefits, including higher incentive compensation, severance expenses and increased base salary expenses, offset in part by lower merger-related costs and other expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In order to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, we must make estimates and assumptions based on judgment and available information. The reported amounts of assets and liabilities and revenues and expenses are affected by these estimates and assumptions. Actual results could differ from these estimates, and the differences could be material.

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

Valuation

For purposes of valuation, we categorize our financial instruments as cash products, derivatives contracts and private equity investments. As of September 30, 2004 and December 31, 2003, the fair value of cash products, derivatives contracts and private equity investments was:

	As of September 30, 2004		As of December 31, 2003
	Financial instruments owned	Financial instruments sold not yet purchased	Financial instruments owned	Financial instruments sold not yet purchased
	(In millions)
Cash products	$92,414	$39,703	$73,210	$31,790
Derivatives contracts	5,508	4,149	5,573	3,955
Private equity investments	2,615	—	1,123	—
Total	$100,537	$43,852	$79,906	$35,745

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

Derivatives Contracts

Our derivatives contracts consist of OTC and exchange-traded derivatives, and the fair value of these as of September 30, 2004 and December 31, 2003 was as follows:

	As of September 30, 2004		As of December 31, 2003
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Exchange-traded	$2,417	$2,232	$2,552	$2,292
OTC	3,091	1,917	3,021	1,663
Total	$5,508	$4,149	$5,573	$3,955

The fair value of exchange-traded derivatives is typically derived from the observable exchange price and/or observable market parameters. Our primary exchange-traded derivatives include futures and certain option agreements. OTC derivatives include forwards, swaps and options on foreign exchange, interest rates, equities and credit products. Fair values for OTC derivatives are determined on the basis of internally developed proprietary models using various input parameters. The input parameters include those characteristics of the derivative that have a bearing on the economics of the instrument and market parameters. In well-established derivatives markets, the use of a particular model may be widely accepted. For example, the Black-Scholes model is widely used to calculate the fair value of many types of options. These models are used to calculate the fair value of OTC derivatives and to facilitate the effective risk management of the portfolio. The determination of the fair value of many derivatives involves only limited subjectivity because the required input parameters are observable in the marketplace. For other more complex derivatives, subjectivity relating to the determination of input parameters reduces price transparency. Specific areas of subjectivity include long-dated volatilities on OTC option transactions and recovery rate assumptions for credit derivatives transactions. Uncertainty of pricing assumptions and liquidity are also considered as part of the valuation process. Because of these uncertainties, we do not recognize a dealer profit or unrealized gain at the inception of a derivatives transaction unless the valuation underlying the unrealized gain is evidenced by quoted market prices in an active market, observable prices of other current market transactions or other observable data supporting a valuation technique in accordance with Emerging Issues Task Force Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.”  As of September 30, 2004 and December 31, 2003, most of the replacement values reported in our condensed consolidated statements of financial condition were derived using observable input parameters. For further information on the fair value of derivatives as of September 30,

2004 and December 31, 2003, see “—Derivatives—Sources and Maturities of OTC Derivatives” and Note 11 of the condensed consolidated financial statements in Part I, Item 1.

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

The Company categorizes its private equity investments into three categories: CSFB-managed funds, funds managed by third parties and direct investments. The increase in CSFB-managed funds reflects our consolidation primarily under the Financial Accounting Standards Board Interpretation, or FIN, No. 46, “(Revised 2003) Consolidation of Variable Interest Entities,” or FIN 46R, of certain private equity funds. For more information see Note 6 of the condensed consolidated financial statements in Part I, Item 1. The following table sets forth the fair value of our private equity investments by category as of September 30, 2004 and December 31, 2003:

	As of September 30, 2004		As of December 31, 2003
	Fair value	Percent of total	Fair value	Percent of total
	(In millions)		(In millions)
CSFB-managed funds	$2,208	84%	$839	74%
Funds managed by third parties	392	15	279	25
Direct investments	15	1	5	1
Total	$2,615	100%	$1,123	100%

CSFB-Managed Funds.    CSFB-managed funds are partnerships and related “side by side” direct investments for which CSFB acts as the fund’s advisor and makes investment decisions. As of September 30, 2004 and December 31, 2003, approximately 92% and 80%, respectively, of CSFB-managed fund investments (excluding minority interests in private equity funds that were consolidated primarily under FIN 46R) were in private securities. The fair value of our investments in CSFB-managed fund of funds partnerships is based on the valuation received from the underlying fund manager.

Funds Managed by Third Parties.    Funds managed by third parties are investments by the Company as a limited partner in a fund managed by an external fund manager. The fair value of these funds is based on the valuation received from the general partner of the fund.

Direct Investments.    Direct investments are generally debt and equity securities that are not made through or “side by side” CSFB-managed funds and consist of public and private securities. These investments are priced in accordance with the procedures for CSFB-managed or third-party managed funds. As of September 30, 2004 and December 31, 2003, approximately 81% and 82%, respectively, of direct investments were in private securities.

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

As of September 30, 2004, we had deferred tax assets resulting from temporary differences that could reduce taxable income in future periods. The condensed consolidated statements of financial condition as of September 30, 2004 and December 31, 2003 include deferred tax assets of $1.7 billion and deferred tax liabilities of $376 million and $375 million, respectively. Due to uncertainty concerning our ability to generate the necessary amount and mix of state and local taxable income in future periods, we maintained a valuation allowance against our deferred state and local tax assets in the amount of $35 million and $36 million as of September 30, 2004 and December 31, 2003, respectively. For further information on the temporary differences that generate deferred tax assets, see Note 5 of the condensed consolidated financial statements in Part I, Item 1.

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

RECENT DEVELOPMENTS

On June 4, 2004, we filed on Form 8-K audited consolidated statements of financial condition as of December 31, 2003 and 2002 and the related audited consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years ended December 31, 2003, 2002 and 2001 and related notes, restated to reflect the transfer of the high-net-worth business and updated segment information to reflect the segment changes made effective January 1, 2004. The Form 8-K filed on June 4, 2004 also includes a revised discussion of the Company’s results of operations to reflect the transfer of the high-net-worth business and change in segments.

On May 17, 2004, we entered into a memorandum of understanding with TXU Energy Company LLC, a Texas-based energy trading company, or TXU, to work together to form an independent energy trading entity to market and trade power, natural gas and other energy-related commodities in North America. After a detailed review of the proposal, TXU and we were unable to agree on an economic arrangement that met each side’s objectives and on September 29, 2004, TXU and we agreed not to form this entity.

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

RESULTS OF OPERATIONS

The following table sets forth a summary of our financial results for the three and nine months ended September 30, 2004 and 2003. On May 1, 2003, we sold the Pershing unit, or Pershing, to The Bank of New York Company, Inc. The results of operations for Pershing, including the gain on the sale, are presented as discontinued operations in the condensed consolidated statements of income and in the following table.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(In millions)
Total net revenues	$1,183	$1,063	$4,730	$3,710
Total expenses	1,122	879	3,537	3,283
Income from continuing operations before provision for income taxes, minority interests and discontinued operations	61	184	1,193	427
(Benefit) Provision for income taxes	(7)	53	220	113
Minority interests	49	––	495	––
Income from continuing operations	19	131	478	314
Income from discontinued operations, net of income tax provision	––	––	––	876
Net income	$19	$131	$478	$1,190

In early 2004, we identified erroneous profit recorded in the three and nine months ended September 30, 2003 on certain intercompany residential mortgage securitization-related transactions. We have restated total net revenues, income from continuing operations and net income from that filed with the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2003. For the three and nine-months ended September 30, 2003, each of total net revenues and income from continuing operations has been reduced by $37 million and net income has been reduced by $24 million as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2003 and in our Form 8-K filed on June 4, 2004.

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

We use derivatives to hedge the interest rate exposure associated with commercial mortgage whole loans and resale and repurchase agreements. These derivatives are carried at fair value, while the commercial mortgage whole loans are carried at the lower of aggregate cost or fair value and the resale and repurchase agreements are carried at contract amounts, with interest income or expense accruing over the term of the agreement. As a result, increases and decreases in the value of the derivatives are not offset by decreases and increases in the value of (i) the commercial mortgage whole loans until the loans are sold and (ii) the resale and repurchase agreements until the securities are sold or repurchased. Therefore, our net revenues are subject to volatility from period to period.

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

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

The Company recorded net income of $19 million for the three months ended September 30, 2004 compared to net income of $131 million for the three months ended September 30, 2003 reflecting improved net revenues offset by higher expenses.

Total net revenues increased $120 million, or 11%, to $1.2 billion for the three months ended September 30, 2004, as principal transactions improved compared to the three months ended September 30, 2003, partially offset by decreases in investment banking and advisory, commissions and net interest revenues. Principal transactions losses were reduced as a result of higher trading revenues from fixed income products and the consolidation of certain private equity funds in 2004, which increased net revenues by $55 million. Net income was unaffected by the consolidation of such private equity funds as offsetting minority interests of $49 million and related operating expenses of $6 million were recorded in the condensed consolidated statements of income. Investment banking and advisory fees decreased primarily due to lower debt underwriting fees. Commissions were down due to decreases in equity commissions. Net interest revenues declined due to lower net interest from fixed income products.

Total expenses increased $243 million, or 28%, to $1.1 billion for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The increase was principally due to higher employee compensation and benefits expenses. See “—Expenses.”

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

The Company recorded net income of $478 million for the nine months ended September 30, 2004 compared to net income of $1.2 billion for the nine months ended September 30, 2003. The decrease reflects the after-tax gain of $852 million from the sale of Pershing during the second quarter of 2003. The Company recorded income from continuing operations of $478 million for the nine months ended September 30, 2004 compared to $314 million for the nine months ended September 30, 2003, reflecting both higher net revenues and higher expenses.

Total net revenues increased $1.0 billion, or 27%, to $4.7 billion for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, primarily due to a significant increase in principal transactions and slightly higher commissions. The increase in principal transactions revenue was primarily due to significant gains from certain private equity investments and the consolidation of certain private equity funds in 2004, which increased net revenues by $501 million. Net income was unaffected by the consolidation of such private equity funds as offsetting minority interests of $495 million and related operating expenses of $6 million were recorded in the condensed consolidated statements of income. The slight increase in commissions was primarily a result of increased trading activity from fixed income listed derivatives. Net interest revenues declined due to lower net interest from fixed income products.

Total expenses increased $254 million, or 8%,  to $3.5 billion for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, as increases in employee compensation and benefits expenses, reflecting increased revenues, were partially offset by lower merger-related costs and other operating expenses. See “—Expenses.”

Results by Segment

As of January 1, 2004, we transferred the private equity and private fund businesses from the Institutional Securities segment to the Financial Services segment, which has been renamed Wealth & Asset Management. In addition, we changed the presentation of the Institutional Securities and Wealth & Asset Management segment results. The operations of the Institutional Securities segment are presented in two divisions: Investment Banking, which includes debt and equity underwriting and financial advisory services; and Trading, which includes our debt and equity sales and trading and other related activities. The Institutional Securities segment also includes the results from legacy private equity and distressed assets. The operations of the Wealth & Asset Management segment are presented in two divisions: Alternative Capital, which includes the results of the private equity and private fund businesses, and Private Client Services. Prior period segment numbers have been changed to conform to the new segment reporting structure. These segment changes did not affect our previously reported consolidated results of operations.

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

The following table sets forth certain financial information of the Company’s Institutional Securities segment:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In millions)
Revenues:
Principal transactions-net	$(267)	$(554)	$(274)	$(724)
Investment banking and advisory	463	508	1,281	1,339
Commissions	219	256	761	741
Interest and dividends, net	560	694	1,790	1,823
Other	11	11	37	57
Total net revenues	986	915	3,595	3,236
Total expenses	984	780	3,103	2,916
Income(1)	2	135	492	320
Minority interests(2)	8	—	70	—
(Loss) Income after minority interests(3)	$(6)	$135	$422	$320

(1)          Income from continuing operations before provision (benefit) for income taxes, minority interests and discontinued operations.

(2)          Related to the Company’s consolidation of certain private equity funds.

(3)          (Loss) income from continuing operations before (benefit) provision for income taxes and discontinued operations.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

The Institutional Securities segment recorded a loss after minority interests of $6 million for the three months ended September 30, 2004 compared to income after minority interests of $135 million for the three months ended September 30, 2003. Total net revenues for the Institutional Securities segment increased $71 million to $1.0 billion for the three months ended September 30, 2004 compared to the three months ended September 30, 2003, reflecting reductions in losses from principal transactions partially offset by decreases in investment banking and advisory fees, commissions and net interest. Excluding $11 million of revenues from the consolidation of certain legacy private equity funds, total net revenues increased $60 million, or 7%.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

The Institutional Securities segment recorded income after minority interests of $422 million for the nine months ended September 30, 2004 compared to $320 million for the nine months ended September 30, 2003. Total net revenues increased $359 million, or 11%, to $3.6 billion for the nine months ended September 30, 2004, reflecting reductions in losses in principal transactions and increases in commissions partially offset by decreases in investment banking and advisory fees, net interest and other revenues. Excluding $73 million of revenues from the consolidation of certain legacy private equity funds, total net revenues increased $286 million, or 9%.

Trading

In evaluating the performance of its Trading activities, the Company aggregates principal transactions, commissions and net interest as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause principal transactions and net interest income to vary.

The following table sets forth net Trading revenues of the Institutional Securities segment:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In millions)
Fixed Income	$252	$119	$1,275	$1,035
Equity	183	257	721	812
Total net Trading	$435	$376	$1,996	$1,847

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Total net Trading revenues for the Institutional Securities segment increased $59 million, or 16% to $435 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003, as increases in fixed income net trading revenues were partially offset by decreases in equity net trading revenues. The increase in fixed income net trading revenues reflected significantly improved results in structured products offset in part by weaker results in interest rate products and credit products. The increase in structured products net trading revenues was due primarily to higher revenues from residential mortgage-backed securities due to improved market conditions and lower write-downs. Net trading revenues from commercial mortgage-backed securities were also higher, reflecting favorable market conditions and lower write-downs. Losses in interest rate products reflected losses on derivatives that hedged certain resale and repurchase agreements. The weaker results from credit products reflected decreased volumes in high yield trading activity due to concerns about rising interest rates.

The decrease in equity net trading revenues was primarily due to lower revenues from the cash business due to lower volumes and declining equity prices. Revenues from convertible securities declined, reflecting lower trading volumes as a result of reduced liquidity and wider spreads. The decrease was partially offset by improved results from certain arbitrage strategies and growth in our advanced execution services and prime services businesses.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Total net Trading revenues for the Institutional Securities segment increased $149 million, or 8%, to $2.0 billion for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, as increases in fixed income net trading revenues were partially offset by decreases in equity net trading revenues. The increase in fixed income net trading revenues reflected significantly improved results in structured products offset in part by weaker results in credit products. The increase in structured products net trading revenues was due primarily to increases from residential mortgage-backed securities due to improved market conditions and lower write-downs. Net trading revenues from commercial mortgage-backed securities were higher, reflecting favorable market conditions. The weaker results from credit products reflected decreased volumes in high yield trading activity due to concerns about rising interest rates.

The decrease in equity net trading revenues was primarily due to declines in revenues from convertible securities, reflecting lower trading volumes as a result of reduced liquidity and wider spreads, and declines in revenues from the cash business due to lower volumes and declining equity prices. The decrease was partially offset by improved results from certain arbitrage strategies and growth in our advanced execution services and prime services businesses.

Investment Banking

The following table sets forth the Investment Banking revenues for the Institutional Securities segment:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In millions)
Debt underwriting	$203	$237	$553	$674
Equity underwriting	78	92	315	254
Total underwriting	281	329	868	928
Advisory and other fees	182	179	413	411
Total Investment Banking	$463	$508	$1,281	$1,339

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Investment Banking revenues decreased 9% to $463 million, reflecting a decline in debt and equity underwriting and flat advisory and other fees. For the three months ended September 30, 2004, debt underwriting revenues decreased 14% compared to the three months ended September 30, 2003 to $203 million as commercial mortgage-backed securities and high-yield debt new issuance revenues declined due to lower volume. Equity underwriting revenues decreased 15% to $78 million reflecting modest industry-wide declines in convertible securities and common stock new issuances. Advisory and other fees improved 2% to $182 million, reflecting industry-wide increases in mergers and acquisitions activity offset by lower fees from restructurings and private placements.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Investment Banking revenues decreased 4% to $1.3 billion, reflecting declines in debt underwriting offset by an increase in equity underwriting. Advisory and other fees were essentially flat. For the nine months ended September 30, 2004, debt underwriting revenues decreased 18% compared to the nine months ended September 30, 2003 to $553 million primarily due to lower underwriting revenues from commercial mortgage-backed securities.  Underwriting revenues from high-yield debt new issuance revenues also declined significantly due to lower volume. The decreases were partially offset by increases in residential mortgage securitizations. Equity underwriting revenues increased 24% to $315 million despite a decline in convertible securities issuances as our initial public offering and common stock transaction volumes increased compared to the weak first nine months of 2003. Advisory and other fees increased less than 1% to $413 million as improvement in mergers and acquisitions activity was offset by lower fees from structured products, restructurings and private placements.

Other Institutional Securities

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Total revenues from Other Institutional Securities increased $57 million to $88 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003, primarily including revenue that offsets certain allocations of interest expense charged to our business divisions and gains in legacy private equity investments. Revenues from legacy distressed assets declined in the three months ended September 30, 2004.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Total revenues from Other Institutional Securities increased $268 million to $318 million for the nine months ended September 30, 2004 primarily reflecting revenue that offsets certain allocations of interest expense charged to our business divisions and gains from legacy distressed and real estate assets, including increases in legacy private equity revenues of $73 million as a result of our consolidation, primarily under FIN 46R, of certain private equity funds. Net income was unaffected by the consolidation of private equity funds as offsetting minority interests and related operating expenses were recorded in the condensed consolidated statements of income. See Note 6 of the condensed consolidated financial statements in Part I, Item 1 for more information.

Wealth & Asset Management

The Wealth & Asset Management segment consists of the Alternative Capital division, which includes the private equity and private fund businesses, and the Private Client Services division. The private equity business makes privately negotiated investments and acts as an investment advisor for private equity funds. The private fund business raises private capital, primarily from institutional investors, for direct investment by venture capital, management buyout and other investment firms in a variety of fund types. The Private Client Services division is a financial advisory business serving high-net-worth individuals and corporate investors with a wide range of CSFB and third-party investment management products and services.

The following table sets forth certain financial information of the Company’s Wealth & Asset Management segment:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In millions)
Revenues:
Principal transactions-net	$93	$17	$774	$139
Investment banking and advisory	19	21	65	43
Asset Management and Other Fees	85	89	250	254
Interest and dividends, net	(6)	16	35	30
Other	6	5	11	8
Total net revenues	197	148	1,135	474
Total expenses	138	99	434	367
Income(1)	59	49	701	107
Minority interests(2)	41	—	425	—
Income after minority interests(3)	$18	$49	$276	$107

(1)          Income from continuing operations before provision (benefit) for income taxes, minority interests and discontinued operations.

(2)          Related to the Company’s consolidation of certain private equity funds.

(3)          Income from continuing operations before provision (benefit) for income taxes and discontinued operations.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

The Wealth & Asset Management segment recorded income after minority interests of $18 million for the three months ended September 30, 2004 compared to $49 million for the three months ended September 30, 2003. Total net revenues increased $49 million to $197 million for the three months ended September 30, 2004, including $44 million of revenues as a result of our consolidation, primarily under FIN 46R, of certain private equity funds. Excluding the effect of the consolidation of certain private equity funds, total net revenues increased $5 million, or 3%. Net income was unaffected by the consolidation of private equity funds as offsetting minority interests and related operating expenses were recorded in the condensed consolidated statements of income. See Note 6 of the condensed consolidated financial statements in Part I, Item 1 for more information.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

The Wealth & Asset Management segment recorded income after minority interests of $276 million for the nine months ended September 30, 2004 compared to $107 million for the nine months ended September 30, 2003. Total net revenues increased $661 million to $1.1 billion for the nine months ended September 30, 2004, reflecting increases in net investment gains from certain private equity investments and $428 million of revenues as a result of our consolidation, primarily under FIN 46R, of certain private equity funds. Excluding the effect of the consolidation of certain private equity funds, total net revenues increased $233 million, or 49%. Net income was unaffected by the consolidation of private equity funds as offsetting minority interests and related operating expenses were recorded in the condensed consolidated statements of income. See Note 6 of the condensed consolidated financial statements in Part I, Item 1 for more information.

Wealth & Asset Management Divisions

The following table sets forth the Alternative Capital and Private Client Services division revenues for the Wealth & Asset Management segment:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In millions)
Alternative Capital	$134	$86	$960	$297
Private Client Services	48	59	162	170
Other	15	3	13	7
Total Wealth & Asset Management	$197	$148	$1,135	$474

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net revenues for the Alternative Capital division increased $48 million to $134 million, including $44 million of revenues as a result of our consolidation, primarily under FIN 46R, of certain private equity funds. Excluding the effect of the consolidation of certain private equity funds, total net revenues increased $4 million, or 5% reflecting increases in net investment gains from private equity investments. Net income was unaffected by the consolidation of such private equity funds as offsetting minority interests and related operating expenses were recorded in the condensed consolidated statements of income. See Note 6 of the condensed consolidated financial statements in Part I, Item 1 for more information.

Net revenues for the Private Client Services division decreased 19% to $48 million, primarily reflecting lower interest income as a result of reduced customer margin debit balances.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Net revenues for the Alternative Capital division increased $663 million to $960 million, primarily reflecting increases in net investment gains. The increase in net investment gains reflects gains from the sale of certain private equity investments and $428 million of revenues as a result of our consolidation, primarily under FIN 46R, of certain private equity funds. Excluding the effect of the consolidation of certain private equity funds, total net revenues increased $235 million, or 79%. Net income was unaffected by the consolidation of private equity funds as offsetting minority interests and related operating expenses were recorded in the condensed consolidated statements of income. See Note 6 of the condensed consolidated financial statements in Part I, Item 1 for more information.

Net revenues for the Private Client Services division decreased 5% to $162 million, primarily reflecting lower interest income as a result of reduced customer margin debit balances. The decrease was partially offset by increases in equity underwriting revenues and asset management fees.

Expenses

The normal operating cost structure of each of our segments is broadly similar to that of the Company as a whole and, as a result, the discussion of expenses is presented on a company-wide basis.

The following table sets forth employee compensation and benefits expenses, other expenses and total expenses of the Company:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In millions)
Employee compensation and benefits	$744	$505	$2,532	$2,058
Other expenses	378	374	1,005	1,225
Total expenses	$1,122	$879	$3,537	$3,283

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Total expenses increased $243 million, or 28%, to $1.1 billion for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The increase was principally due to higher compensation and benefits expenses. The increase in employee compensation and benefits expenses was due to increases in incentive compensation, higher severance expenses and increased base salary expenses offset in part by decreased accruals for certain deferred compensation plans. The third quarter 2003 employee compensation and benefits expenses included the effect of the introduction of vesting for stock awards and the reversal of accrued expenses of $85 million recorded in the first half of 2003.

Other expenses consist principally of occupancy and equipment rental; brokerage, clearing and exchange fees; communications; professional fees; merger-related costs of retention awards; and other operating expenses. Other expenses increased 1% for the three months ended September 30, 2004 compared to the three months ended September 30, 2003, primarily as a result of higher brokerage, clearing and exchange fees and communications expenses, partially offset by decreases in other operating expenses reflecting lower litigation accruals and higher affiliate service fees that are treated as a reduction in other operating expenses.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Total expenses increased $254 million, or 8%, to $3.5 billion for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The increase was principally due to higher employee compensation and benefits expenses. The increase in employee compensation and benefits expenses was due to increases in incentive compensation reflecting improved net revenues, higher severance expenses and increased base salary expenses offset in part by decreased accruals for certain deferred compensation plans.

Other expenses decreased 18% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, primarily as a result of decreased merger-related costs, reflecting the completion of the retention awards, and decreases in other operating expenses reflecting lower litigation accruals and higher affiliate service fees that are treated as a reduction in other operating expenses.

Taxes

The provision for income taxes from continuing operations for the nine months ended September 30, 2004 and 2003 was $220 million and $113 million, respectively. Excluded from the provision for income taxes from continuing operations for the nine months ended September 30, 2003 was a provision of $485 million from discontinued operations. In the third quarter of 2004, the Company had a $7 million tax benefit resulting from operating losses in certain businesses, non-taxable revenues from certain private equity funds consolidated primarily under FIN 46R and increases in qualifying dividend income taxed at low rates.

The effective tax rate for continuing operations changed from a provision of 26.5% for the nine months ended September 30, 2003 to a provision of 18.3% for the nine months ended September 30, 2004. The lower effective tax rate was due to non-taxable revenues from certain private equity funds consolidated primarily under FIN 46R. See Notes 5 and 6 of the condensed consolidated financial statements in Part I, Item 1 for more information.

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

Because of changes relating to customer needs, economic and market conditions and proprietary trading and other strategies, our total assets or the individual components of total assets may vary significantly from period to period. As of September 30, 2004 and December 31, 2003, our total assets were $270.7 billion and $241.6 billion, respectively.

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

Contractual Obligations

The following table sets forth future cash payments on our contractual obligations pursuant to long-term borrowings and operating leases as of September 30, 2004:

	Contractual Obligations Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
	(In millions)
Long-term borrowings	$3,263	$7,078	$6,237	$9,641	$26,219
Operating leases	154	292	262	1,105	1,813
Total contractual obligations	$3,417	$7,370	$6,499	$10,746	$28,032

Our long-term borrowings are unsecured. As of September 30, 2004, the weighted average maturity of our long-term borrowings was approximately 5.2 years. Our lease obligations are primarily for our principal offices in New York City and other locations. The operating lease obligations in the table above include $8 million in contractual obligations related to certain information technology, equipment leases and software licenses and exclude $314 million in sublease revenue. We had no capital lease or purchase obligations as of September 30, 2004.

For information on these and other material commitments, see Notes 7, 8, 13 and 14 of the condensed consolidated financial statements in Part I, Item 1. For information on commitments under our pension arrangements, see Note 12 of the condensed consolidated financial statements in Part I, Item 1.

The following table sets forth our commercial paper and other short-term unsecured borrowings:

	As of September 30, 2004	As of December 31, 2003
	(In millions)
Bank loans	$267	$450
Commercial paper	1,271	1,052
Loans from affiliates(1)	16,593	14,482
Total	$18,131	$15,984

(1)          We have significant financing transactions with Credit Suisse First Boston and certain of its subsidiaries and affiliates. See “—Related Party Transactions” and Note 4 of the condensed consolidated financial statements in Part I, Item 1.

Credit Facilities

As part of our liquidity management strategy, we moved from syndicated unsecured facilities to bilateral secured facilities. As of September 30, 2004, Credit Suisse First Boston LLC, or CSFB LLC, maintained four 364-day committed secured revolving credit facilities totaling $1.2 billion, with one facility totaling $250 million maturing in November 2004, two facilities for $450 million maturing in February 2005 and one facility for $500 million maturing in July 2005. We expect to renew these facilities as they mature. These facilities require CSFB LLC to pledge unencumbered marketable securities to secure any borrowings. Borrowings under each facility would bear interest at short-term rates related to either the federal funds rate or LIBOR and can be used for general corporate purposes. The facilities contain customary covenants that we believe will not impair our ability to obtain funding. As of September 30, 2004, no borrowings were outstanding under any of the facilities.

Long-term Funding

We issue long-term debt through U.S. and Euromarket medium-term note programs, as well as syndicated and privately placed offerings around the world.

Under our currently effective $15.0 billion shelf registration statement on file with the SEC, which was established in June 2004 and allows us to issue from time to time senior and subordinated debt securities and warrants to purchase such securities, we had as of November 8, 2004 $15.0 billion available for issuance.

For the nine months ended September 30, 2004, in order to extend the maturity profile of our debt, we issued $1.1 billion in medium-term notes, $1.0 billion of 5.125% notes due 2014 and $1.4 billion of 4.7% notes due 2009 off of our then-existing $10.0 billion shelf registration statement.

During the nine months ended September 30, 2004, we repaid approximately $1.6 billion of medium-term notes and $68 million of structured notes.

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

Because the majority of our OTC derivatives arrangements are with affiliates, the amount of collateral that we would have been required to post pursuant to such contracts in the event of a one-notch downgrade of our senior long-term debt credit rating was not material as of September 30, 2004.

As of November 8, 2004, our ratings and ratings outlooks were as follows:

	Long-Term Debt	Commercial Paper	Outlook
Fitch Ratings	AA-	F-1+	Stable	(1)
Moody’s Investors Service	Aa3	P-1	Stable
Standard & Poor’s	A+	A-1	Stable

(1)          On October 5, 2004, Fitch Ratings changed our credit rating outlook from negative to stable.

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

Regulated Subsidiaries

Our principal wholly owned subsidiary, CSFB LLC, is a registered broker-dealer, registered futures commission merchant and member firm of the New York Stock Exchange, or NYSE. As such, it is subject to the NYSE’s net capital rule, which conforms to the uniform net capital rule pursuant to Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Under the alternative method permitted by this rule, its required net capital may not be less than two percent of aggregate debit balances arising from customer transactions or four percent of segregated funds, whichever is greater. If a member firm’s capital is less than four percent of aggregate debit balances, the NYSE may require the firm to reduce its business. If a member firm’s capital is less than five percent of aggregate debit balances, the NYSE may prevent the firm from expanding its business and declaring cash dividends. As of September 30, 2004, CSFB LLC’s net capital of approximately $2.6 billion was 63% of aggregate debit balances and in excess of the minimum requirement by approximately $2.5 billion.

Our OTC derivatives dealer subsidiary, Credit Suisse First Boston Capital LLC, is also subject to the uniform net capital rule, but calculates its net capital requirements based on value at risk pursuant to Appendix F of Rule 15c3-1. As of September 30, 2004, Credit Suisse First Boston Capital LLC’s net capital of $180 million, allowing for market and credit risk exposure of $41 million and $55 million, respectively, was in excess of the minimum net capital requirement by $160 million. Credit Suisse First Boston Capital LLC operates pursuant to the (k)(2)(ii) exemptive provisions of Rule 15c3-3 of the Exchange Act, and, accordingly, all customer transactions are cleared through an affiliated broker-dealer on a fully disclosed basis.

Certain of our other subsidiaries are subject to capital adequacy requirements. As of September 30, 2004, our subsidiaries complied with all applicable regulatory capital adequacy requirements.

Cash Flows

Our condensed consolidated statements of cash flows classify cash flows into three broad categories: cash flows from operating activities, investing activities and financing activities. These statements should be read in conjunction with “—Related Party Transactions” as well as Note 4 of the condensed consolidated financial statements in Part I, Item 1.

We present the condensed consolidated statements of cash flows for the nine months ended September 30, 2003 as if Pershing were part of our continuing operations and its assets and liabilities as of December 31, 2002 were not presented as Assets held for sale and Liabilities held for sale in the condensed consolidated statement of financial condition and its results of operations were not presented as discontinued operations in the condensed consolidated statement of income.

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

For the Nine Months Ended September 30, 2004

Cash and cash equivalents increased $39 million to $373 million as of September 30, 2004. Cash used in operating activities was $4.0 billion. The change in cash used in operating activities reflected a net decrease in operating liabilities relative to operating assets of $5.0 billion, which occurred in the normal course of operations as a result of changes in customer needs, market conditions and proprietary trading and other strategies.

Cash of $2.0 billion was used in investing activities. Prior to the acquisition of the Company, CSFBI issued its own debt to fund its operating, investment and financing needs. The Company now provides most of this funding, resulting in increases in receivables from affiliates of $1.8 billion.

Cash provided by financing activities was $6.0 billion. The changes are due to increases in net collateralized financing arrangements of $2.0 billion, increases of $2.1 billion in short-term borrowings and increases of $3.5 billion in long-term borrowings used primarily to fund normal operating activities, provide funding to affiliates as part of the Company’s investing activities and repay $1.6 billion in long-term borrowings.

For the Nine Months Ended September 30, 2003

Cash and cash equivalents decreased $25 million to $455 million as of September 30, 2003. Cash provided by operating activities was $2.1 billion. The change in cash provided by operating activities reflected a net increase in operating liabilities relative to operating assets of $1.7 billion, which occurred in the normal course of operations as a result of changes in customer needs, market conditions and proprietary trading and other strategies.

Cash of $653 million was provided by investing activities. The Company provides funding to CSFBI to fund its operating, investing and financing needs, resulting in increases in receivables from affiliates of $1.3 billion. The Company received $2.0 billion in cash as a result of the Pershing disposal.

Cash used in financing activities was $2.7 billion. The changes are due to decreases in net collateralized financing arrangements of $7.0 billion, partially offset by increases of $3.3 billion in short-term borrowings and increases of $4.1 billion in long-term borrowings used primarily to fund normal operating activities, provide funding to affiliates as part of the Company’s investing activities and repay $3.1 billion in long-term borrowings.

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

In connection with our residential mortgage business, we may from time to time arrange for the sale of certain qualifying mortgage loans or pools of mortgage loans, or the Loans, to an unaffiliated entity, or the Purchaser, pursuant to an agreement between us and the Purchaser, or the Agreement. In accordance with the Agreement, we may be required to repurchase one or more Loans, including the related hedge positions, from the Purchaser at its request in accordance with the terms of the Agreement. As of September 30, 2004, the Purchaser has the right to request us to repurchase approximately $809 million of Loans from the Purchaser pursuant to the terms of the Agreement.

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

Private Equity Activities

Our private equity and other long-term investment activities include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. These investments are primarily in unlisted or illiquid equity or equity-related securities and are carried at fair value based on a number of factors. As of September 30, 2004 and December 31, 2003, we had investments in private equity and other long-term investments of $2.6 billion and $1.1 billion, respectively, and we had commitments to invest up to an additional $1.0 billion and $1.3 billion as of September 30, 2004 and December 31, 2003, respectively. The increase in private equity and other long-term investments reflects our consolidation primarily under FIN 46R of certain private equity funds. See “—Critical Accounting Policies and Estimates—Fair Value” and Notes 1, 6 and 8 of the condensed consolidated financial statements in Part I, Item 1 for more information.

High-Yield Debt, Mortgage Whole Loans and Other Non-Investment-Grade Financial Instruments

We underwrite, trade and hold high-yield debt, which includes distressed debt, mortgage whole loans, loan participations, legacy distressed financial instruments, and other non-investment-grade financial instruments. Due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions, these financial instruments and loans generally involve greater risk than investment-grade financial instruments. We record high-yield debt, residential mortgage whole loans, legacy distressed financial instruments and other non-investment-grade financial instruments at fair value, with the exception of certain residential mortgage whole loans that are held for sale and are carried at the lower of cost or fair value. We record commercial mortgage whole loans held for sale and loan participations at the lower of cost or fair value. Timing of the securitization of our mortgage whole loan inventory will affect the size of our positions at any given time. The following table sets forth our positions in these instruments as of September 30, 2004 and December 31, 2003:

	As of September 30, 2004		As of December 31, 2003
	Assets	Liabilities	Assets	Liabilities
	(In millions)
High-yield and distressed debt	$1,498	$710	$1,551	$675
Mortgage whole loans	14,636	—	9,101	—
Loan participations	18	—	70	—
Legacy distressed financial instruments	213	—	171	—
Total	$16,365	$710	$10,893	$675

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

Sources and Maturities of OTC Derivatives

The following table sets forth the distributions, by maturity, of our exposure with respect to OTC derivatives as of September 30, 2004, after taking into account the effect of netting agreements. Fair values were determined on the basis of pricing models and other valuation methods. See “—Critical Accounting Policies and Estimates—Fair Value” and Notes 11 and 14 of the condensed consolidated financial statements in Part I, Item 1 for more information.

	Assets Maturity Distribution as of September 30, 2004
	Less than 1 year	1-4 years	4-5 years	Over 5 years	Total fair value
	(In millions)
Interest rate risk	$499	$1,382	$534	$431	$2,846
Equity price risk	32	92	5	67	196
Foreign exchange risk	1	21	27	—	49
Total	$532	$1,495	$566	$498	$3,091

	Liabilities Maturity Distribution as of September 30, 2004
	Less than 1 year	1-4 years	4-5 years	Over 5 years	Total fair value
	(In millions)
Interest rate risk	$501	$357	$191	$357	$1,406
Equity price risk	99	138	27	225	489
Foreign exchange risk	1	—	21	—	22
Total	$601	$495	$239	$582	$1,917

The following table sets forth as of September 30, 2004 our exposure with respect to OTC derivatives, by counterparty credit rating and with affiliates, after taking into account the effect of netting agreements.

As of September 30,
Credit Rating(1)	2004
(In millions)
AAA	$2
AA+/AA	1,112
AA-	33
A+/A/A-	237
BBB+/BBB/BBB-	16
BB+ or lower	16
Unrated	93
Derivatives with affiliates	1,582
Total	$3,091

(1)                 Credit ratings are determined by external rating agencies or by our credit risk management department.

Derivatives With Related Parties

We enter into a substantial number of derivatives transactions with related parties. The following table sets forth derivatives transactions with related parties consisting primarily of interest rate swaps, credit default swaps and foreign exchange forward contracts. The fair values of derivatives contracts outstanding with related parties as of September 30, 2004 and December 31, 2003 were as follows:

	As of September 30, 2004		As of December 31, 2003
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Interest rate risk	$1,557	$793	$1,860	$794
Equity price risk	2	1	12	29
Foreign exchange risk	23	6	38	1
Total	$1,582	$800	$1,910	$824

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

Market Risk Exposure

Trading portfolios

The Company-wide trading portfolio VAR was approximately $30 million and $49 million as of September 30, 2004 and December 31, 2003, respectively.

Due to the benefit of diversification, the Company-wide VAR is less than the sum of the individual components. The three main components of market risk, expressed in terms of theoretical fair values, had the following VAR:

	Company’s Market Risk Exposures in Trading Portfolios (Unaudited)
	As of September 30, 2004	As of June 30, 2004	As of March 31, 2004	As of December 31, 2003
99%, one-day VAR, in $ millions
Interest rate risk	29	51	35	49
Equity risk	13	20	17	14
Foreign currency exchange risk	2	1	—	—
Benefit of diversification	(14)	(23)	(13)	(14)
Total	30	49	39	49

The table below presents minimum, maximum and average VAR by market risk component:

	Company’s Market Risk Exposures in Trading Portfolios (Unaudited)
	Three Months Ended September 30, 2004			Three Months Ended June 30, 2004			Three Months Ended March 31, 2004
	Minimum(1)	Maximum(1)	Average	Minimum(1)	Maximum(1)	Average	Minimum(1)	Maximum(1)	Average
99%, one-day VAR, in $ millions
Interest rate risk	28	50	38	39	55	46	32	49	40
Equity risk	13	29	19	19	32	24	12	26	19
Foreign currency exchange risk	1	2	1	—	4	—	—	3	—
Benefit of diversification	—	—	(14)	—	—	(16)	—	—	(11)
Total	30	62	44	45	69	54	34	63	48

(1)              As the minimum and maximum occur on different days for different risk types, it is not meaningful to calculate a portfolio diversification benefit.

The average, maximum and minimum daily trading revenue over the last three quarters is shown below:

	Three Months Ended September 30, 2004	Three Months Ended June 30, 2004	Three Months Ended March 31, 2004
Daily trading revenue, in $ millions
Average	11	14	16
Maximum	64	63	67
Minimum	(7)	(16)	(17)

Non-trading portfolios

We measure equity risk on non-trading positions using sensitivity analysis that estimates the potential change in the recorded value of the investments resulting from a 10% decline in the equity markets of G22 nations and a 20% decline in the equity markets of non-G22 nations. The estimated impact of equity risk on our non-trading financial instruments portfolio, which is mainly comprised of our private equity investments, would be a decrease in the value of the non-trading portfolio of approximately $105 million and a decrease of approximately $112 million as of September 30, 2004 and December 31, 2003, respectively. The estimated impact of equity price risk as of September 30, 2004 excludes the investments in certain private equity funds consolidated primarily under FIN 46R.

The interest rate risk on non-trading positions is measured using sensitivity analysis that estimates the potential change in the value of the non-trading portfolio resulting from a 50 basis point decline in the interest rates of G22 nations and a 200 basis point decline in the interest rates of non-G22 nations. The estimated impact of interest rate risk on pre-tax net income would be a decrease of approximately $14 million and an increase of approximately $55 million as of September 30, 2004 and December 31, 2003, respectively. This decrease is due to the reclassification of certain positions into the trading portfolio.

The foreign exchange risk on non-trading positions is measured using sensitivity analysis that estimates the potential change in the value of the non-trading portfolio resulting from a 10% strengthening of the U.S. dollar against G22 currencies and a 20% strengthening of the U.S. dollar against non-G22 currencies. The estimated impact of foreign exchange risk on the value of the non-trading portfolio would be a decrease of approximately $1 million as of September 30, 2004 and December 31, 2003.

We do not have material commodity price risk in our non-trading portfolio.

Item 4: Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1:   Legal Proceedings

Certain significant legal proceedings and matters have been previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and Quarterly Reports on Form 10-Q for the three months ended March 31, 2004 and June 30, 2004. The following is an update of such proceedings.

Litigation Relating to IPO Allocation/Research-related Practices

On October 13, 2004, in the In re Initial Public Offering Securities Litigation, the U.S. District Court for the Southern District of New York issued an order granting in substantial part plaintiffs’ motion for class certification in each of the six focus cases selected by the parties for class certification motion practice. The Court denied aspects of plaintiffs’ motion relating to the length of the class period with respect to claims arising under Section 11 of the Securities Act of 1933, as amended, and, in two of the focus cases, the Court denied class certification on the Section 11 claims for lack of an adequate class representative. The Court stated that the order “is intended to provide strong guidance, if not dispositive effect, to all parties when considering class certification in the remaining actions.” On October 27, 2004, the underwriter defendants in the six focus cases filed a petition for review of the class certification order in the United States Court of Appeals for the Second Circuit.

On August 12, 2004, the U.S. District Court for the District of Massachusetts denied CSFB LLC’s motion to dismiss the putative class action brought on behalf of purchasers of shares of Winstar, Inc.; on September 21, 2004, the Court denied CSFB LLC’s motion to dismiss the putative class action brought on behalf of purchasers of shares of Razorfish, Inc.

Enron-related Litigation and Inquiries

On September 13, 2004, the U.S. District Court for the Southern District of New York preliminarily approved a settlement in the In re NewPower Securities Litigation between the plaintiffs and CSFB LLC and the other underwriter defendants after the Court approved a settlement involving other parties in March 2004.

On July 16, 2004, CSFB LLC and certain other investment banks were sued in Texas state court by a sub-group of the limited partners that had invested in LJM2 Co-Investment, L.P. (“LJM2”), a now bankrupt limited partnership formed by Enron’s former Chief Financial Officer, Andrew Fastow. The plaintiffs allege, among other things, that the defendants breached their fiduciary duties, were unjustly enriched, engaged in a civil conspiracy, aided and abetted a violation of the Texas Securities Act, Art. 581-33(B), aided and abetted fraud, and aided and abetted breach of fiduciary duty. The defendants removed the case to the Bankruptcy Court for the Northern District of Texas, where LJM2’s bankruptcy proceedings are pending. On September 29, 2004, the plaintiffs moved to remand the case back to Texas state court.

AmeriServe Food Distribution Inc. Litigation

On October 7, 2004, in the action filed by GSC Recovery, Inc. against Donaldson, Lufkin & Jenrette Securities Corporation, certain of its affiliates, and certain officers, directors and other individuals and entities in the Superior Court of New Jersey, Law Division, Morris County, the Court denied defendants’ motion for summary judgment.

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
1. Form 8-K dated August 4, 2004; Item 5
2. Form 8-K dated September 29, 2004; Item 8.01
3. Form 8-K dated November 4, 2004; Item 8.01

r

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT SUISSE FIRST BOSTON (USA), INC.
November 9, 2004	By:	/s/ PAUL C. WIRTH
Chief Financial and Accounting Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
12	Computation of ratio of earnings to fixed charges
15	Letter re unaudited interim financial information
31.1	Rule 13a-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a) certification of Chief Financial and Accounting Officer
32	Section 1350 certifications