Form 10-K
period 2004-12-31
CREDIT SUISSE FIRST BOSTON USA INC
filed 2005-03-17
CIK 29646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission File Number: 1-6862

Credit Suisse First Boston (USA), Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-1898818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Eleven Madison Avenue New York, New York	10010
(Address of principal executive offices)	(Zip Code)

(212) 325-2000

(Registrant’s telephone number, including area code)

Reduced Disclosure Format

The Registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
6 1/8% Notes due 2011	New York Stock Exchange
Five-Year Contingent Protection Securities due September 30, 2008 Linked to the S&P 500® Index	American Stock Exchange
Five-Year Contingent Protection Securities due November 26, 2008 Linked to the S&P 500® Index	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

Because the registrant is an indirect wholly owned subsidiary of Credit Suisse Group, none of the registrant’s outstanding voting stock is held by nonaffiliates of the Registrant. As of the date hereof, 1,100 shares of the Registrant’s Common Stock, $.10 par value, were issued and outstanding and held by Credit Suisse First Boston, Inc.

Documents Incorporated by Reference: None

CREDIT SUISSE FIRST BOSTON (USA), INC.
Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2004

Cautionary Statement Pursuant to The Private Securities Litigation Reform Act of 1995

We have made in this Annual Report on Form 10-K, including, without limitation, in “Legal Proceedings” in Part I, Item 3 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and from time to time may otherwise make in our public filings, press releases or other statements, forward-looking statements concerning our operations, economic performance and financial condition, as well as our future plans and strategic objectives. Such forward-looking statements are subject to various risks and uncertainties, and we claim the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those anticipated herein or in any such other filings, releases or statements because of a number of factors, including, without limitation, those detailed in “Business—Certain Factors That May Affect Our Results of Operations” in Part I, Item 1, those discussed elsewhere herein, and in other public filings and press releases. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. Forward-looking statements are typically identified by the use of future or conditional verbs such as “will,” “should,” “would,” or “could” and by words or phrases such as “believe,” “expect,” “intend,” “estimate” and similar expressions. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the results indicated in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements except as otherwise required by applicable law.

i

PART I

Item 1:                         Business

OVERVIEW

We are a leading integrated investment bank, serving institutional, corporate, government and high-net-worth clients as a financial intermediary. We provide a broad range of products and services, including:

•       securities underwriting, sales and trading;

•       financial advisory services;

•       private equity investments;

•       full service brokerage;

•       derivatives and risk management products;

•       asset management; and

•       research.

We are the product of a business combination. On November 3, 2000, our indirect parent, Credit Suisse Group, or CSG, acquired Donaldson, Lufkin & Jenrette, Inc., or DLJ. CSG is a global financial services company providing a comprehensive range of banking, investment banking, asset management and insurance products and services. Credit Suisse First Boston LLC, CSG’s principal U.S. registered broker-dealer subsidiary, became a subsidiary of DLJ and DLJ changed its name to Credit Suisse First Boston (USA), Inc. When we use the terms “we,” “our,” and the “Company,” we mean, after the DLJ acquisition, Credit Suisse First Boston (USA), Inc. and its consolidated subsidiaries and, prior to the DLJ acquisition, DLJ and its consolidated subsidiaries.

CSG operates through three business units, the Credit Suisse business unit, the Winterthur business unit and the Credit Suisse First Boston business unit, or CSFB. Credit Suisse First Boston, a Swiss bank, is our indirect parent and consists principally of CSFB. We are a part of CSFB, which has two segments, Institutional Securities and Wealth & Asset Management. In 2004, CSFB reorganized its operations by transferring the private equity and private funds group activities previously in the Institutional Securities segment to the CSFB Financial Services segment, which was renamed Wealth & Asset Management. CSFB also reorganized the businesses within the Institutional Securities segment along the lines of its investment banking and trading businesses and realigned the businesses within the Wealth & Asset Management segment to bring together its alternative investment activities, including the private equity and private funds groups. CSG conducts its investment banking and wealth and asset management businesses under the Credit Suisse First Boston legal entity. The Institutional Securities segment provides financial advisory and capital raising services and sales and trading for global users and suppliers. The Wealth & Asset Management segment provides international asset management services to institutional, mutual fund and private investors, makes private equity investments and manages private equity funds, and provides financial advisory services to high-net-worth individuals and corporate investors.

For the year ended December 31, 2004, the Institutional Securities businesses of CSFB ranked:

•       eleventh in global mergers and acquisitions advisory services in U.S. dollar volume of announced transactions;

•       sixth in global mergers and acquisitions advisory services in number of transactions;

•       fifth in U.S. dollar value of global debt underwriting;

•       second in U.S. dollar value of global high-yield debt underwriting;

•       eighth in U.S. dollar value of global equity and equity-linked underwriting;

•       third in U.S. dollar value of global asset-backed financing; and

•       first in Swiss franc-denominated international debt issuances.

On December 7, 2004, CSG announced its plans to integrate fully its banking units and to create distinct lines of business dedicated to private clients, corporate and investment banking clients and asset management by the end of 2006. The first step in the integration is the merger of CSG’s two Swiss banks, Credit Suisse and Credit Suisse First Boston. The merger is expected to be completed in the second quarter of 2005 subject to final internal and regulatory approvals.

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission, or SEC. Our SEC filings are available to the public on the SEC’s website at www.sec.gov. You may also view our annual, quarterly and current reports on our website at www.csfb.com (under “Company Information”) as soon as is reasonably practicable after the report is electronically filed with, or furnished to, the SEC. The information on our website is not incorporated by reference into this Annual Report.

STRATEGY

CSFB seeks to build on its improved financial results while maintaining a high priority on controls, risk management and the firm’s reputation. CSFB’s strategy is geared towards winning where it chooses to compete by delivering a more focused franchise. CSFB expects to achieve this by identifying and allocating resources to its most valuable clients and pursuing excellence in select high-margin and strategically important services such as leveraged finance, mergers and acquisitions, initial public offerings, or IPOs, derivatives and mortgage securitization, which are areas in which it has competitive strengths and attractive growth opportunities. CSFB believes increased earnings and a stronger capital base will allow it to capture trading opportunities through extended, disciplined and diversified risk taking. Institutional Securities and Wealth & Asset Management will also make a number of structural changes within their various businesses to promote greater bottom-line accountability, improve cost discipline and capitalize on the integration with CSG’s other banking businesses. CSFB intends to build a strong, performance-based ownership culture with a structured approach to attracting, developing and retaining talent.

Consistent with this strategy, Institutional Securities will provide differentiated, full-service coverage to a smaller number of clients who value more service, establish more unified offerings across certain fixed income and equity products and build on existing leadership positions in select areas. Key initiatives include the formation of a unified global proprietary trading group under a single management structure across equity and fixed income and the creation of a consolidated derivatives structuring group. Institutional Securities intends to grow its leading leveraged finance business and commercial mortgage franchises by expanding into Europe. Institutional Securities also plans to build a commodities unit, continue to grow its mortgage securitization business and add senior cross-product resources to top clients. In Investment Banking, Institutional Securities will adjust its coverage model to meet client needs better, pursue a disciplined, client-centric approach to its product offering and improve execution and client management. Specific coverage initiatives include flexible client coverage with product coverage where appropriate, vertical integration of financial institutions coverage and increased share in a targeted subset of large-capitalization clients. In the Investment Banking products area, Institutional Securities will focus on its high-margin, strategic products and create an integrated capital markets group to deliver solutions to clients more effectively.

In Wealth & Asset Management, CSFB will build on its leading alternative capital franchise and leverage existing strengths to promote growth in Credit Suisse Asset Management and Private Client Services. In Alternative Capital, CSFB expects to build on a broad diversity of funds, focus on international markets, such as Asia, that display strong secular growth, spin out funds that could benefit from an independent platform and establish a new services platform for limited partners. Credit Suisse Asset Management will seek to grow European distribution, expand global product offerings, restore profitability to its U.S. franchise and streamline its Asia presence. Key initiatives in Private Client Services include leveraging a strong global brand and investment banking franchise, and building upon a leading position in volatility management.

In Europe, CSFB intends to strengthen its position by exporting successful products such as leveraged finance and commercial mortgage-backed securities. In Asia, Institutional Securities and Wealth and Asset Management will build on an already strong platform to capture business in a growth market. Initiatives in Asia will include exploration of acquisition and joint venture opportunities, expanded derivatives capabilities throughout the region and strengthened positions in select markets.

CSFB is committed to complying fully with laws and regulations and continues to review vigorously ways to enhance professionalism and integrity in the conduct of its businesses. CSFB remains committed to adhering to the highest professional standards and providing top quality execution and investment performance, while developing and retaining outstanding investment professionals.

OPERATIONAL STRUCTURE

We operate and manage our business through two segments: the Institutional Securities segment, which provides financial advisory and capital raising services and sales and trading for users and suppliers of capital, and the Wealth & Asset Management segment, which invests in and manages private equity and other alternative investments and provides financial advisory services to high-net-worth individuals and corporate investors.

Institutional Securities includes:

•       Trading, which includes sales and trading in equity and debt securities and derivatives, and other related activities; and

•       Investment Banking, which raises and invests capital, provides financial and other advisory services, manages and underwrites securities offerings and arranges private placements.

Wealth & Asset Management includes:

•       Alternative Capital, which makes investments in, manages and provides capital raising and other services to, hedge funds, private equity funds and other alternative investment vehicles; and

•       Private Client Services, a financial advisory business that serves high-net-worth individuals and corporate investors with a wide range of CSFB and third-party investment management products and services.

PRODUCTS AND SERVICES

Institutional Securities

Institutional Securities provides financial advisory and capital raising services and sales and trading for users and suppliers of capital. The operations of Institutional Securities include debt and equity underwriting and financial advisory services and the equity and fixed income trading businesses. Institutional Securities’ clients demand high quality products and services for their funding, investing, risk management and financial advisory needs. In response to these needs, Institutional Securities has developed a global product-based structure delivered through regional teams.

The following are the principal products and activities of Institutional Securities.

Trading

•       Credit products, including investment-grade debt securities and credit derivatives

•       Equity securities and equity derivatives, including convertible bonds

•       Foreign exchange services, including currency derivatives

•       Index arbitrage and other program-trading activities, including advanced execution services

•       Interest rate products, including global government securities and interest rate derivatives

•       Leveraged finance, including high-yield and distressed debt

•       Margin lending

•       Market making in securities and options

•       Matched book activities, in which the firm acts as an intermediary between borrowers and lenders of short-term funds, mainly through repurchase and resale agreements, to earn a positive spread between interest rates and to fund inventory positions

•       Money market instruments

•       Prime services, including dealer-to-dealer financing, covering proprietary and client short positions through securities borrowing and lending arrangements, margin lending, prime brokerage to attract client borrowings of cash and securities, the facilitation of financing, clearance, settlement and custody of securities transactions and the provision of flexible solutions for clients to enable them to use more than one broker for execution of trading strategies but one prime broker for efficient margining and consolidated position reporting

•       Proprietary trading

•       Risk arbitrage in the equity securities of companies involved in publicly announced corporate transactions

•       Securities lending

•       Securities, futures and options clearing services

•       Structured products, including structuring and trading of asset-backed securities, such as collateralized debt obligations, and origination, structuring and trading of commercial and residential mortgage-backed securities and mortgages

Investment Banking

•       Mergers and acquisitions and other advisory services, including corporate sales and restructuring, divestitures and take-over defense strategy

•       Capital raising services, including equity and debt underwriting

Other

Other products and activities of Institutional Securities that are not part of Trading or Investment Banking are legacy private equity investments, including real estate and distressed asset portfolios.

In addition, CSFB syndicates loans and enters into commitments to extend credit to investment-grade and non-investment-grade borrowers through branches of Credit Suisse First Boston.

Global investment research

CSFB provides in-depth research on companies and industries, macroeconomics and debt strategy globally. The core strengths of CSFB research include focused company and business model analysis and customized client service. Equity analysts perform differentiated information gathering and value-added information processing and provide high-quality investment recommendations. CSFB’s equity research also includes extensive data resources, analytical frameworks and methodologies that leverage the firm’s global platform and enable its analysts to customize their product for institutional customers. CSFB’s fixed income research provides clients with credit portfolio strategies and analysis, forecasts of swaps and generic spread movements and outstanding credit strategy research for both high-grade and high-yield products. CSFB analysts’ in-depth understanding of markets, companies, investment instruments and local, regional and global economies forms a strong foundation for the firm’s innovative web-based analytical tools and technology.

Wealth & Asset Management

Wealth & Asset Management makes investments in, manages and provides capital raising and other services to, hedge funds, private equity funds and other alternative investments through its Alternative Capital business and serves high-net-worth and corporate investors with significant financial resources and specialized investment needs through its Private Client Services business. Private Client Services had 246 investment advisors and managed or advised clients on approximately $61.0 billion in assets as of December 31, 2004.

The following is a discussion of the key products and services of Wealth & Asset Management and the businesses through which they are delivered.

Alternative Capital

The Alternative Capital business makes investments in, manages and provides capital raising and other services to, hedge funds, private equity funds and other alternative investment vehicles. Alternative Capital includes the private equity group and the private funds group.

Private equity group.   The private equity group manages a wide array of private equity funds including leveraged buyout funds, mezzanine funds, real estate funds, secondary funds and funds of funds. The private equity group invests primarily in unlisted or illiquid equity or equity-related securities in privately negotiated transactions, making investments across the entire capital structure, from venture capital equity to investments in the largest leveraged buyouts. In addition to debt and equity investments in companies, the private equity group invests in real estate and third-party-managed private equity funds. Investments are made directly or through a variety of investment vehicles.

Private funds group.   The private funds group raises capital for hedge funds, private equity funds and real estate funds.

The strategic objectives of Alternative Capital include creating and growing a portfolio of investment management businesses for alternative assets (including private equity and real estate funds) that generate attractive returns on capital and provide a full array of product offerings to alternative asset investors. Alternative Capital intends to launch new businesses and expand its capabilities globally. Alternative Capital also intends to spin out certain funds that could benefit from an independent platform. Alternative Capital has also determined that certain investment professionals from the private equity business will establish independent private equity firms to provide certain consulting services to the Merchant Banking Partners funds, which Alternative Capital will continue to manage as general partner of the funds.

Following these transactions, Alternative Capital intends to maintain significant investment commitments and financial interests in, and strategic relationships with, each of these funds.

Private Client Services

The Private Client Services business offers a range of services, including single stock brokerage, hedging and sales of restricted securities. Private Client Services also offers its clients a wide range of investment management products, including third-party-managed accounts and alternative investments.

OPERATING ENVIRONMENT AND COMPETITION

Operating environment

The operating environment for Institutional Securities is expected to remain challenging in the near term, reflecting expected continued slow securities market growth in developed countries, fee compression and commoditization across products, and the ongoing importance of balance sheet commitments for clients. In addition, the regulatory environment remains difficult with significant new reporting requirements and increasing complexity in managing potential conflicts of interest across its evolving businesses. CSFB is well positioned to benefit from a number of trends in the industry. The move toward electronic execution plays to the firm’s strengths in technology and its advanced execution services platform. CSFB is also likely to continue to benefit from leveraging its leadership position with financial sponsors and alternative investments, both of which are expected to gain greater importance in the market.

The operating environment for asset management improved somewhat during the last year as equity indices generally posted gains and interest rates remained low, particularly in the United States. The demographic profile of most developed countries suggests medium-term growth opportunities as aging populations seek to invest for retirement. Nevertheless, the continuing development of markets makes it increasingly difficult for active asset managers to outperform, and the regulatory environment for mutual funds remains uncertain. Structured and alternative investments are expected to continue to grow in importance.

Competition

CSFB faces intense global competition across each of its businesses. Institutional Securities competes with investment and commercial banks, broker-dealers, and other firms offering financial services. New entrants into the financial services and execution markets, such as commercial banks and technology companies, have contributed to further market fragmentation, fee and spread compression and product commoditization. In addition, CSFB faces continued competitive pressure to make loans or commit capital to clients.

In asset management, CSFB faces competition primarily from retail and institutional fund managers. Passive investment strategies are gaining share at the expense of active managers as markets develop, and a larger share of new investment flows are being directed to a small number of fund managers. Competition for attractive alternative investments, including private equity investments, will likely remain intense and contribute to increasingly large private equity investments.

FINANCE, ADMINISTRATION AND OPERATIONS

Included within finance, administration and operations are various support departments, including treasury, controllers, credit, risk management, corporate services, information technology, tax, legal and compliance, human resources and operations. These departments support our businesses through the processing of securities, derivatives, foreign exchange and commodities transactions; receipt and delivery of funds and securities; safeguarding of customers’ securities; internal financial controls, including management of global expenses, capital structure and funding; and our efforts at ensuring compliance with regulatory and legal requirements. Certain of these areas also assist in the management and monitoring of the risks associated with our business activities.

Credit Suisse First Boston fully recognizes the importance of maintaining a comprehensive business continuity plan in an integrated financial services business environment. CSFB has an established business continuity plan that includes systems and procedures for back up and recovery of mission critical systems and data, alternate communications with customers and employees and alternate physical locations for employees.

EMPLOYEES

As of December 31, 2004, we had 8,930 employees based in the United States and 414 employees based outside the United States. These figures include contractors as well as employees.

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

In the United States, the SEC is the federal agency primarily responsible for the regulation of broker-dealers, investment advisers and investment companies, and the Commodity Futures Trading Commission, or the CFTC, is the federal agency primarily responsible for, among other things, the regulation of futures commission merchants and commodity trading advisers. In addition, the Department of the Treasury has the authority to promulgate rules relating to U.S. Treasury and government agency securities, and the Municipal Securities Rulemaking Board has the authority to promulgate rules relating to municipal securities. The Board of Governors of the Federal Reserve System, or the Board, promulgates regulations applicable to certain securities credit transactions. In addition, broker-dealers are subject to regulation by industry self-regulatory organizations, including NASD, Inc., or the NASD, and the New York Stock Exchange, Inc., or the NYSE, and by state authorities. Because we are also engaged in futures activities, our U.S. broker-dealer affiliates are subject to industry self-regulatory organizations such as the National Futures Association, or the NFA.

Credit Suisse First Boston LLC, or CSFB LLC, our principal wholly owned subsidiary, is a broker-dealer registered with the SEC, all fifty states, the District of Columbia and Puerto Rico and with the CFTC as a futures commission merchant and commodity trading advisor. As a result of these registrations, and memberships in self-regulatory organizations such as the NASD, the NYSE and the NFA, our business is subject to overlapping regulation covering all aspects of its securities, commodities and futures activities. Such regulations cover matters including:

•       capital requirements;

•       the use and safekeeping of customers’ funds and securities;

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

•       required procedures for trading on securities and commodities exchanges and in the over-the-counter, or OTC, market;

•       anti-money laundering procedures;

•       procedures relating to research analyst independence; and

•       procedures relating to the clearance and settlement of trades.

A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, U.S. broker-dealers may be required in some instances to make suitability determinations as to certain customer transactions, are limited in the amounts that they may charge customers, generally cannot trade ahead of customer orders and may not engage in other activities deemed to be inconsistent with just and equitable principles of trade. U.S. broker-dealers must also make certain required disclosures to their customers.

As a registered futures commission merchant, our broker-dealer is subject to the requirements of the CFTC under the Commodity Exchange Act. These requirements include the provision of certain disclosure documents, generally impose prohibitions against trading ahead of customer orders and other fraudulent trading practices, and include provisions as to the handling of customer funds and reporting and recordkeeping requirements.

Our businesses include legal entities registered and regulated as investment advisers under the U.S. Investment Advisers Act of 1940, as amended, and the SEC’s rules and regulations thereunder. CSFB provides asset management services primarily to individuals, corporations and public pension funds. For pension fund clients, we are subject to the Employee Retirement Income Security Act of 1974, as amended, and similar state statutes. These regulations provide, among other things, for the way in which client assets should be managed. In addition, these regulations impose limitations on the ability of investment advisors to charge performance-based or non-refundable fees to clients, recordkeeping and recording requirements, disclosure requirements and limitations on principal transactions between an adviser or its affiliates and advisory clients, as well as general anti-fraud prohibitions. Finally, because some of the investment vehicles we advise are commodity pools, we are subject to the Commodity Exchange Act for such clients.

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

As part of changing practices in the investment banking industry and CSFB’s commitment to ensuring the independence of its research, CSFB has voluntarily made a number of changes in its equity research activities, including realigning its research department to report to the Executive Vice Chairman and

Global General Counsel of CSFB, adopting new rules on securities ownership by analysts and implementing new procedures for communication between analysts and investment bankers.  Further, pursuant to a settlement with various U.S. regulators regarding, among other things, research analyst independence, CSFB adopted internal structural and operational reforms that augment the steps it had already taken to ensure research analyst independence. See “Legal Proceedings” in Part I, Item 3.

In 2001, the U.S. Congress enacted the USA PATRIOT Act, or the Patriot Act. The Patriot Act required the Department of Treasury to develop and adopt final regulations that impose anti-money-laundering compliance obligations on financial institutions. Treasury delegated this authority to the Financial Crimes Enforcement Network, or FinCEN, one of its bureaus. Pursuant to the International Banking Act of 1978, or IBA, CSFB was previously subject to anti-money-laundering compliance obligations arising from the Bank Secrecy Act, or BSA.

The Patriot Act and the BSA have several core components. First, financial institutions, as defined by the Patriot Act, must implement an anti-money-laundering compliance program that: (1) includes policies, procedures and controls designed to detect and prevent money laundering or other suspicious activity; (2) designates anti-money-laundering compliance officers; (3) provides anti-money-laundering training to staff; and (4) ensures that an independent audit of the anti-money-laundering program is conducted on an annual basis. Second, financial institutions must implement a customer identification and verification program. For foreign bank clients, financial institutions are required to gather certain additional information about the foreign bank, including its agent for service of process in the United States. Third, financial institutions must conduct enhanced due diligence, where appropriate, for correspondent accounts for foreign financial institutions and private banking accounts for non-U.S. persons. Fourth, financial institutions must file suspicious activity reports regarding potential money laundering or other suspicious activity. Fifth, the Patriot Act created new rights and obligations pertaining to information sharing between financial institutions and the government and between and among financial institutions.

CSFB is subject to similar compliance obligations in other countries in which it operates and has implemented a global anti-money-laundering compliance program.

In addition, because we are an indirect wholly owned subsidiary of each of CSG and Credit Suisse First Boston, our activities are subject to significant bank regulatory restrictions on our operations. These restrictions are imposed pursuant to, among other enactments, the IBA, the Bank Holding Company Act of 1956, or BHCA, the Gramm-Leach-Bliley Act of 1999, or GLBA, and the regulations and interpretations of the Board and other applicable regulators. For example, pursuant to the IBA, the BHCA imposes significant restrictions on our operations and on our worldwide holdings of equity in companies operating in the United States. Historically, our activities were principally limited to activities that the Board found to be a proper incident to banking or managing or controlling banks or an exemption applied (such as certain “grandfather rights” accorded to segments within Credit Suisse First Boston pursuant to the IBA). Moreover, prior Board approval was generally required to engage in new activities and to make non-banking acquisitions in the United States.

The GLBA, which was signed into law in 1999 and became effective in most respects in 2000, significantly modified these restrictions. Once the GLBA took effect, qualifying bank holding companies and foreign banks qualifying as “financial holding companies” were permitted to engage in a substantially broader range of non-banking activities in the United States, including insurance, securities, private equity and other financial activities, in many cases without prior notice to, or approval from, the Board or any other U.S. banking regulator. The GLBA does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature or incidental thereto without other specific legal authority or exemption.

Certain provisions of the BHCA governing the acquisition of U.S. banks were not affected by the GLBA. Accordingly, as was the case prior to enactment of the GLBA, CSG is required to obtain the prior approval of the Board before acquiring, directly or indirectly, the ownership or control of more than 5% of any class of voting shares of any U.S. bank or bank holding company.

Under GLBA and related Board regulations, CSG became a financial holding company effective March 23, 2000. To qualify as a financial holding company, CSG was required to certify and demonstrate that Credit Suisse First Boston was “well capitalized” and “well managed.” These standards, as applied to us, are comparable to the standards U.S. domestic banking organizations must satisfy to qualify as financial holding companies. In particular, Credit Suisse First Boston is required to maintain capital equivalent to that of a U.S. bank, including a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. If in the future CSG ceases to be well capitalized or well managed, or otherwise fails to meet any of the requirements for financial holding company status, then, depending on which requirement CSG fails to meet, CSG may be required to discontinue newly authorized financial activities or terminate CSG’s New York Branch. CSG’s ability to undertake acquisitions permitted by financial holding companies could also be adversely affected.

The GLBA and the regulations issued thereunder contain a number of other provisions that could affect our operations and the operations of all financial institutions. One such provision relates to the financial privacy of consumers. In addition, the so-called “push-out” provisions of GLBA have narrowed and, when fully implemented, will further narrow the exclusion of banks from the definitions of “broker” and “dealer” under the Securities Exchange Act of 1934, or Exchange Act. The SEC granted a series of temporary exemptions that delayed the required implementation of these push-out provisions. The narrowed “dealer” definition took effect in September 2003, and the narrowed “broker” definition is currently expected to take effect in March 2005. As a result, it is likely that certain securities activities currently conducted by Credit Suisse First Boston’s New York branch will need to be restructured or transferred to one or more U.S. registered broker-dealer affiliates.

We believe that we have been in compliance in all material respects with the regulations described herein.

Capital Requirements

As a registered broker-dealer and member firm of various self-regulatory organizations, CSFB LLC is subject to the uniform net capital rule, Rule 15c3-1 of the Exchange Act. This rule requires broker-dealers to maintain a specified level of minimum net capital in relatively liquid form. Our OTC derivatives dealer subsidiary, Credit Suisse First Boston Capital LLC, or CSFB Capital LLC, is also subject to the uniform net capital rule but calculates its net capital requirements based on value at risk pursuant to Appendix F of Rule 15c3-1. CSFB LLC is also subject to the net capital requirements of the CFTC and various commodity exchanges. See Note 12 of the consolidated financial statements in Part II, Item 8.

The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain criteria, dictate the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

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

As of December 31, 2004, our subsidiaries complied with all applicable regulatory capital adequacy requirements.

CERTAIN FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

Our businesses are materially affected by conditions in the financial markets and economic conditions generally. In addition, our businesses are exposed to a variety of risks that could materially affect our results of operations, including those described below. See “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A for a description of how CSFB manages risk.

Market Risk

As an integrated investment bank, we are materially affected by conditions in the financial markets and economic conditions generally in the United States and around the world. In addition, our results of operations in the past have been, and in the future may continue to be, materially affected by other factors of a global nature.

Trading and Investment Activities

Our large trading and investment (other than trading) positions in the debt and equity markets, and in private equity, mortgage and other assets, can be adversely affected by volatility in the financial markets, that is, the degree to which prices fluctuate over a particular period in a particular market, regardless of market levels. Such volatility can also lead to losses relating to our trading and hedging products, including swaps, futures, options and structured products. To the extent that we own assets, or have net long positions, in any of those markets, a downturn in those markets could result in losses from a decline in the value of our net long positions. Conversely, to the extent that we have sold assets that we do not own, or have net short positions, in any of those markets, an upturn in those markets could expose us to potentially unlimited losses as we attempt to cover our net short positions by acquiring assets in a rising market. We may from time to time have a trading strategy of holding a long position in one asset and a short position in another, from which we expect to earn revenues based on changes in the relative value of the two assets. If, however, the relative value of the two assets changes in a direction or manner that we did not anticipate or against which we are not hedged, we might realize a loss in those paired positions. Such losses, if significant, could adversely affect our results of operations.

Adverse Market Conditions

Market and economic conditions continued to improve in 2004, with increased equity underwriting volumes and mergers and acquisitions and with fixed income markets generally remaining favorable. Geopolitical uncertainties continued in 2004 but overall market conditions improved and the economy continued to recover. Adverse market or economic conditions could reduce the number and size of investment banking transactions in which we provide underwriting, mergers and acquisitions advice and other services and therefore adversely affect our financial advisory fees and underwriting fees. Market declines in the United States and elsewhere would likely lead to a decline in the volume of securities trades that we execute for customers and, therefore, have an adverse effect on the revenues we receive from commissions and spreads. Certain of our businesses, particularly structured and credit products, high-yield and fixed income trading, have benefited in recent years from low or declining interest rates, and increasing or high interest rates may have an adverse effect on the results of these businesses. In addition, adverse market or economic conditions could negatively affect our private equity investments. If a private equity investment in a company or an investment fund substantially declines in value, we may potentially lose some management or similar fees, may not receive any increased share of the income and gains from such investment (to which we are entitled when the return on such investment exceeds certain threshold returns), may be obligated to return to investors previously received excess carried interest payments and may lose our pro rata share of the capital invested in that company and other companies in the same fund. Further, it may become more difficult to dispose of the investment. Even investments that are performing well may prove difficult to exit in weak IPO markets. In certain circumstances, depending on the size of the investment, the nature of the company’s problems or other factors, we may become involved in disputes or legal proceedings relating to the investment, and our reputation or our ability to sponsor private equity investment funds in the future could be adversely affected.

Our results could also be adversely affected by a downturn in particular sectors. In the real estate sector, we finance and acquire principal positions in a number of real estate and real estate-related products for major participants in the commercial and residential real estate markets, and we securitize and trade in a wide range of real estate and real estate-related products, including agency mortgage-backed securities. In addition, in the past we have made, and in the future we may make, significant commitments to provide investment banking advisory and underwriting services to certain sectors such as technology and telecommunications, and decreasing economic growth generally with respect to these sectors has negatively affected our revenues and may continue to do so in the future.

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

Credit Risk

We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. This risk may arise, for example, from holding securities of third parties as collateral, entering into swap or other derivative contracts under which counterparties have long-term obligations to make payments to us and extending credit to our clients through margin loans or other arrangements.

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

Although we regularly review credit exposure to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. We may also fail to receive full information with respect to the trading risks of a counterparty. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions because the commercial soundness of many financial institutions may be closely related as a result of credit, trading, clearing or other relationships between institutions. This risk is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearinghouses, banks, securities firms and exchanges with which we interact on a daily basis, and could adversely affect us.

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

•       we incurred large trading losses;

•       the level of our business activity decreased;

•       regulatory authorities took significant action against us; or

•       we discovered serious employee misconduct or illegal activity.

If we were unable to borrow in the debt capital markets, and access the repurchase and securities lending markets, we would likely need to liquidate assets, such as our investment and trading portfolios, to meet maturing liabilities. Our ability to liquidate portfolios could be adversely affected by a market downturn. In certain market environments, such as when there is market volatility or uncertainty, overall market liquidity may decline. In a time of reduced liquidity, we may be unable to sell some of our assets, or we may have to sell assets at depressed prices, either of which could adversely affect our results of operations. In addition, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

Regulatory and other legal restrictions may limit our ability to transfer funds freely, either to or from our indirect parent, Credit Suisse First Boston, our subsidiaries and other affiliates of those companies. In particular, a substantial number of those entities, including our broker-dealer subsidiaries, are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to us, or that prohibit such transfers altogether in certain circumstances. These laws and regulations may hinder our ability to access funds that we need to make payments on our obligations.

Our borrowing costs and our access to the debt capital and money markets depend significantly on our credit ratings. These ratings are assigned by ratings agencies, which may reduce or withdraw their ratings or place us on “credit watch” with negative implications at any time. Credit ratings are important to us when competing in certain markets and when seeking to engage in longer-term transactions, including OTC derivatives. A reduction in our credit ratings could increase our borrowing costs and limit our access to capital markets. This, in turn, could reduce our liquidity and negatively impact our operating results.

Our liquidity and funding policies have been conservatively designed to ensure we maintain sufficient liquid financial resources to continue to conduct our business for an extended period in a stressed liquidity environment. See “Management’s Discussion and Analysis of Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 for a discussion of how we monitor and manage liquidity risk.

Operational Risk

Operational risk is the risk of adverse effects upon our businesses as a consequence of conducting operations in an improper or inadequate manner, or as a result of external factors. In general, our businesses face a wide variety of operational risks. We face risk arising from organizational factors, such as change of management and other personnel, data flow, communication, coordination and allocation of responsibilities. Policy and process risk arises from weakness in or non-compliance with policies and critical processes involving documentation, due diligence, settlement and payment. Technology risk stems from dependencies on information technology and the telecommunications infrastructure and risks arising from e-commerce activities. We face risks arising from human error and external factors such as fraud. Finally, we face risks from physical threats to our or our third-party suppliers’ facilities or employees and business disruption. In particular, if there is a disruption in the infrastructure supporting our businesses and/or the areas in which they or third-party suppliers are situated, such as interruptions in electrical, communications, transportation or other services, our ability to conduct our operations may be negatively affected. Any of such risks could have an adverse effect on our results of operations.

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

Legal and Regulatory Risks

We face significant legal risks in our businesses, and the volume and amount of damages claimed in litigation, regulatory proceedings and other adversarial proceedings against financial services firms are increasing. These risks include disputes over the terms of transactions in which we act as principal, disputes concerning the adequacy or enforceability of documents relating to our transactions, potential liability under securities or other laws for materially false or misleading statements made in connection with securities and other transactions in which we act as underwriter, placement agent or financial advisor, potential liability for the “fairness opinions” and other advice we provide to participants in corporate transactions, and disputes over the terms and conditions of complex trading arrangements. We also face the possibility that counterparties in complex or risky trading transactions will claim that we improperly failed to tell them of the risks or that they were not authorized or permitted to enter into these transactions with us and that their obligations to us are not enforceable.

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

As a participant in the financial services industry, we are subject to extensive regulation by governmental agencies, supervisory authorities and self-regulatory organizations. Such regulation is becoming increasingly more extensive and complex. The requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us. These regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements, and restrictions on the businesses in which we may operate or invest. Despite our best efforts to comply with applicable regulations, there are a number of risks, particularly in areas where applicable regulations may be unclear. The authorities have the power to bring administrative or judicial proceedings against us that could result, among other things, in suspension or revocation of our licenses, cease and desist orders, fines, civil penalties, criminal penalties or other disciplinary action that could materially harm our results of operations. Such proceedings could also result in serious reputational harm. Such authorities have increased resources and are choosing to bring more enforcement actions against companies in our industry.

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

Changes in laws, rules or regulations affecting our operations, or in the interpretation or enforcement of such laws, rules and regulations, may adversely affect our results. We may be materially affected not only by regulations applicable to us as an integrated investment bank, but also by regulations of general application. For example, our businesses have been, and are likely to continue to be, affected by, among other things, existing and proposed tax legislation, adoption of new accounting standards, antitrust and competition policies, corporate governance initiatives and other governmental regulations and polices and changes in the interpretation or enforcement of existing laws and rules that affect the business and financial communities. These new laws and initiatives affect us directly and indirectly through their effect on the activities of our clients. In particular, the Sarbanes-Oxley Act of 2002 and rules of the SEC, the NYSE and the Nasdaq National Market, or NASDAQ, have significantly altered the duties and obligations relating to, among other things, corporate governance and financial disclosure for SEC reporting companies. To the extent that private companies elect not to engage in IPOs in order to avoid being subject to these provisions, our equity new issuances business and our potential for exiting certain private equity investments may be adversely affected. In addition, these requirements have diverted and may continue to divert the focus of some companies from capital markets transactions, such as securities offerings and acquisition or disposition transactions, and as long as such diversion exists, our investment banking business may be adversely affected.

For a description of the legal proceedings and regulatory examinations to which we are subject, see “Legal Proceedings” in Part I, Item 3.

Competition and Conflicts of Interest

We face intense competition that could affect our business and results of operations. Consolidation, both in the form of mergers and acquisitions and by way of alliances and cooperation, is increasing competition. New competitors, including internet-based financial services providers and non-financial companies, are entering the market. Competition in this environment is based on many factors, including the products and services offered, pricing, distribution systems, customer service, brand recognition, perceived financial strength and the willingness to use capital to serve client needs. Consolidation has created a number of firms that, like us, have the ability to offer a wide range of products. Some of these firms may be able to offer a broader range of products than we do, or offer such products at more competitive prices. U.S. federal financial reform legislation significantly expands the activities permissible for financial services firms in the United States. This legislation may accelerate consolidation, increase the capital base and geographic reach of our competitors and increase competition in the financial services industry, which could adversely affect our results of operations. For further information relating to the regulation of our businesses, see “—U.S. Regulation and Supervision.”

In the highly competitive environment arising from globalization and convergence in the financial services industry, a reputation for financial strength and integrity is critical to our ability to attract and maintain customers. Our reputation could be harmed if we fail adequately to promote and market our products and services. Our reputation could also be damaged if, as we increase our client base and the scale and scope of our businesses, our comprehensive procedures and controls dealing with conflicts of interest fail, or appear to fail, to address conflicts of interest. The SEC and state regulators have increased their review of potential conflicts of interest. Furthermore, our reputation could in the future be damaged as a result of, among other things, employee misconduct, a decline in results, adverse legal or regulatory action against us or a downturn in financial markets or the financial services industry in general.

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

Acquisition Risk

Acquisition of financial services businesses has been an important element of CSFB’s strategy, and, when appropriate, CSFB expects to consider additional acquisitions in the future. Even though CSFB reviews the records of companies it plans to acquire, such reviews are inherently incomplete and it is generally not feasible for CSFB to review in detail all such records. Even an in-depth review of records may not reveal existing or potential problems or permit CSFB to become familiar enough with a business to assess fully its capabilities and deficiencies. As a result, CSFB may assume unanticipated liabilities, or an acquisition may not perform as well as expected. CSFB faces the risk that the returns on acquisitions will not support the expenditures incurred to acquire such businesses, or the capital expenditures needed to develop such businesses.

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

Item 2:                         Properties

Our principal offices consist of the following properties:

Location	Owned/Leased	Lease Expiration	Approximate Square Feet
New York City, New York
Eleven Madison Avenue(1)	Leased	2017	1,488,000
One Madison Avenue	Leased	2020	1,173,000
315 Park Avenue South	Leased	2017	220,000

(1)      Our principal executive offices.

In addition, we lease approximately 910,000 square feet for our other offices in the United States. The leases for these properties expire at various dates through 2025. For additional information on our leases, see Note 9 of the consolidated financial statements in Part II, Item 8. We believe that our existing facilities are adequate for our current and future needs.

Item 3:                         Legal Proceedings

We are involved in a number of judicial, regulatory and arbitration proceedings (including those described below) concerning matters arising in connection with the conduct of our businesses. Some of these actions have been brought on behalf of various classes of claimants and seek damages of material and/or indeterminate amounts. We believe, based on currently available information and advice of counsel, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition but might be material to operating results for any particular period, depending, in part, upon the operating results for such period.

In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation

Since November 1998, several lawsuits have been filed in the U.S. District Court for the Southern District of New York against CSFB LLC, Donaldson, Lufkin & Jenrette Securities Corporation, or DLJSC, and numerous other brokerage firms, alleging that the defendant broker-dealers conspired to fix the “fee” paid for underwriting certain IPO securities by setting the underwriters’ fee or “spread” at 7%, in violation of the federal antitrust laws. The lawsuits purport to be class actions brought on behalf of classes of persons and entities that purchased and issued securities in those IPOs.

In February 1999, the district court consolidated the various cases in a single litigation, captioned In re Public Offering Fee Antitrust Litigation. On April 29, 1999, the defendant underwriters filed a motion to dismiss the complaint as a matter of law.

Meanwhile, beginning in August 2000, several other complaints were filed on behalf of issuers of stock in IPOs containing the same allegations of an industry-wide conspiracy to fix IPO underwriting fees. By order, dated April 10, 2001, the district court consolidated the issuer complaints.

On February 14, 2001, the district court dismissed the purchaser plaintiffs’ claims on the ground that those plaintiffs lacked legal standing to assert antitrust claims. By order, dated December 13, 2002, the U.S. Court of Appeals for the Second Circuit vacated the district court’s decision and remanded the action to the district court for consideration of the additional grounds for dismissal asserted in the motion to dismiss.

On July 6, 2001, the issuer plaintiffs filed a consolidated issuer complaint, naming numerous defendants, including CSFB LLC and the Company, under the caption In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation. On September 28, 2001, the defendants moved to dismiss the consolidated issuer complaint. On September 25, 2002, the district court denied the defendants’ motion to dismiss and defendants sought leave to file an interlocutory appeal of that decision. On January 17, 2003, the district court issued an order deferring a ruling on the defendants’ motion until the district court reached a decision, upon remand, of the motion to dismiss the consolidated purchaser complaint.

On March 26, 2003, defendants filed a motion to dismiss on the grounds of implied immunity in both the consolidated issuer and consolidated purchaser cases. The district court denied that motion in an order, dated June 26, 2003. In September 2004, the plaintiffs in both the consolidated issuer and consolidated purchaser cases filed motions for class certification.

Litigation Relating to IPO Allocation/Research-related Practices

Since January 2001, CSFB LLC, an affiliate and several other investment banks have been named as defendants in a large number of putative class action complaints filed in the U.S. District Court for the Southern District of New York concerning IPO allocation practices. On April 19, 2002, the plaintiffs filed consolidated amended complaints alleging various violations of the federal securities laws resulting from alleged material omissions and misstatements in registration statements and prospectuses for the IPOs and, in some cases, follow-on offerings, and with respect to transactions in the aftermarket for those offerings. The complaints contain allegations that the registration statements and prospectuses either omitted or misrepresented material information about commissions paid to investment banks and aftermarket transactions by certain customers that received allocations of shares in the IPOs. The complaints also allege that misleading analyst reports were issued to support the issuers’ allegedly manipulated stock price and that such reports failed to disclose the alleged allocation practices or that analysts were allegedly subject to conflicts of interest. On July 1, 2002, CSFB LLC, an affiliate and other defendants moved to dismiss the consolidated class action complaints. On February 19, 2003, the district court denied the motion as to CSFB LLC, an affiliate and the other defendant investment banks, as well as with respect to certain issuer and individual defendants. On September 2, 2003, the plaintiffs filed an omnibus motion for class certification in all of these actions. By agreement among the parties and the district court, six cases were selected as focus cases for class certification purposes. The underwriter defendants opposed class certification in the six focus cases on February 24, 2004. On October 13, 2004, the district court issued an order granting in substantial part plaintiffs’ motion for class certification in each of the six focus cases. The district court stated that the order “is intended to provide strong guidance, if not dispositive effect, to all parties when considering class certification in the remaining actions.” On October 27, 2004, the underwriter defendants in the six focus cases filed a petition for review of the class certification order in the U.S. Court of Appeals for the Second Circuit. That petition remains pending and discovery is proceeding in the case. Separately, in June 2003, the plaintiffs announced a proposed settlement of their claims against the issuer defendants and the issuers’ officers and directors. In June 2004, the plaintiffs and settling issuer and individual defendants moved for preliminary approval of the settlement. In an order, dated February 15, 2005, the district court preliminarily approved the settlement.

Since March 2001, CSFB LLC and several other investment banks have been named as defendants in a number of putative class actions filed with the U.S. District Court for the Southern District of New York, alleging violations of the federal and state antitrust laws in connection with alleged practices in allocation of shares in IPOs in which such investment banks were a lead or co-managing underwriter. The amended complaint in these lawsuits, which have now been consolidated into a single action, alleges that the underwriter defendants have engaged in an illegal antitrust conspiracy to require customers, in exchange for IPO allocations, to pay non-competitively determined commissions on transactions in other securities, to purchase an issuer’s shares in follow-on offerings, and to commit to purchase other less desirable securities. The complaint also alleges that the underwriter defendants conspired to require customers, in exchange for IPO allocations, to agree to make aftermarket purchases of the IPO securities at a price higher than the offering price, as a precondition to receiving an allocation. These alleged “tie-in”

arrangements are further alleged to have artificially inflated the market price for the securities. On May 24, 2002, CSFB LLC and the other defendants moved to dismiss the amended complaint. On November 3, 2003, the district court granted the motion to dismiss and dismissed the action with prejudice as to all defendants. The plaintiffs subsequently appealed that decision to the U.S. Court of Appeals for the Second Circuit. Oral argument on that appeal was held on December 13, 2004, and a decision remains pending.

On November 15, 2002, the Company was sued in the U.S. District Court for the Southern District of New York on behalf of a putative class of issuers in IPOs for which its affiliate, DLJSC, acted as underwriter. The complaint alleges that the issuers’ IPOs were underpriced, and that DLJSC allocated the underpriced IPO stock to certain of its favored clients and subsequently shared in portions of the profits of such favored clients pursuant to side agreements or understandings. This purported conduct is alleged to have been in breach of the underwriting agreements between DLJSC and those issuers. On September 12, 2003, the Company filed a motion to dismiss the complaint. By order dated March 9, 2004, the district court denied the motion to dismiss as to three of plaintiff’s claims, but granted the motion as to plaintiff’s claim for unjust enrichment, dismissing that claim. On February 28, 2005, the Company served plaintiff with a summary judgment motion seeking to dismiss the plaintiff’s remaining claims in the complaint.

Putative class action lawsuits have been filed against CSFB LLC in the wake of publicity surrounding the industry-wide governmental and regulatory investigations into research analyst practices and certain IPO allocation practices. Cases are pending against CSFB LLC in the U.S. District Courts for the Southern District of New York and the District of Massachusetts on behalf of purchasers of shares of Atmel Corporation, Agilent Technologies, Inc., AOL Time Warner Inc., Razorfish, Inc., Lantronix, Inc., Synopsys, Inc. and Winstar, Inc. The complaints generally assert claims under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The actions relating to AOL Time Warner Inc., Agilent Technologies, Inc., Razorfish, Inc., Synopsys, Inc., and Winstar, Inc., have all been separately consolidated in the U.S. District Court for the District of Massachusetts, and motions to dismiss have been filed in all actions. On July 27, 2004, the Synopsys action was voluntarily dismissed while CSFB LLC’s motion to dismiss was pending. CSFB LLC’s motion in the Winstar action was denied on August 12, 2004, and CSFB LLC’s motion in the Razorfish action was denied on September 21, 2004. The actions relating to Atmel and Lantronix have been stayed pending an appellate ruling in another matter with issues relevant to these actions.

CSFB LLC has been named as a defendant in a class action filed in California state court on behalf of residents of California who held shares in certain issuers for which CSFB LLC had issued research reports. On March 2, 2004, CSFB LLC’s motion to dismiss was granted. The plaintiffs have appealed this decision.

CSFB LLC also has filed motions to dismiss in a class action filed in Missouri state court and a separate consumer fraud action brought by the West Virginia Attorney General, both relating to analyst research. Plaintiff in the Missouri action voluntarily dismissed its complaint and refiled a similar action in the U.S. District Court for the Southern District of New York on September 20, 2004. CSFB LLC filed its motion to dismiss that complaint on January 14, 2005. CSFB LLC’s motion to dismiss the West Virginia action was denied on July 23, 2004; however, a controlling question of law was immediately certified to the West Virginia Supreme Court of Appeals, which accepted the question on January 19, 2005.

Enron-related litigation and inquiries

Numerous actions have been filed against CSFB LLC and certain affiliates relating to Enron Corp. or its affiliates, or Enron. On April 8, 2002, CSFB LLC and its affiliates and certain other investment banks were named as defendants along with, among others, Enron, Enron executives and directors, and external law and accounting firms in a putative class action complaint filed in the U.S. District Court for the Southern District of Texas (Newby, et al. v. Enron, et al.). The Newby action was filed by purchasers of

Enron securities and alleges violations of the federal securities laws. A motion by CSFB LLC and its affiliates to dismiss the Newby complaint was denied in December 2002, and CSFB LLC and its affiliates answered the complaint, denying all liability. On May 14, 2003, the lead plaintiff in Newby filed an amended complaint that, among other things, named as defendants additional CSFB entities, expanded the putative class to include purchasers of certain Enron-related securities, and alleged additional violations of the federal securities laws. On March 31, 2004, CSFB LLC and its affiliates’ motion to dismiss the new claims and new entities asserted in the amended complaint was granted as to certain claims that were based on the Securities Act of 1933, but denied in all other respects. On May 28, 2003, the lead plaintiff in Newby filed an amended motion for class certification of a more broadly defined class based on the amended complaint. On April 30, 2004, CSFB LLC and its affiliates answered the amended complaint, denying all liability. Lead plaintiff’s motion for class certification in Newby is pending.

Several other actions filed against CSFB LLC and its affiliates and other parties have been consolidated or coordinated with the Newby action and stayed as to the filing of amended or responsive pleadings pending the district court’s decision on class certification in Newby. Similarly consolidated or coordinated with Newby and stayed have been several actions against Arthur Andersen, LLP, in which Andersen brought claims for contribution against CSFB LLC and its affiliates and other parties as third-party defendants.

Additional Enron-related actions have been filed in various state courts against CSFB LLC and its affiliates and other parties, including: (i) a complaint by two investment funds that purchased certain Enron-related securities alleging insider trading and other violations of California law; (ii) a complaint by investment funds or fund owners that purchased senior secured notes issued by Osprey Trust and Osprey Trust I alleging violations of California law and fraud, deceit and negligent misrepresentation; (iii) an action by AUSA Life Insurance Company, Inc. and eleven other insurance company plaintiffs alleging violations of state securities laws, common law fraud and civil conspiracy in connection with securities offerings by certain Enron-related entities; and (iv) a complaint by purchasers of Enron, Marlin, Osprey, and Montclare Trust securities alleging violations of state securities laws, fraud, deceit, and civil conspiracy.

In addition, several new actions were filed in November, 2004, against CSFB LLC and its affiliates and other parties in both federal and state court, including: (i) a complaint in Texas federal court brought by purchasers of Enron debt securities alleging that CSFB LLC and its affiliates and certain other investment banks engaged in negligence, fraud, civil conspiracy, and violations of the Texas Securities Act in connection with an Enron debt securities offering; (ii) complaints in Washington and Nevada federal court brought by electrical utility companies alleging that defendants aided and abetted fraud, engaged in civil conspiracy and misrepresentation by participating in schemes to misrepresent the financial condition of Enron, which in turn permitted Enron to enter into electricity contracts with the plaintiffs and manipulate prices in the electricity market; and (iii) a complaint in Texas state court brought by various insurers alleging that defendants engaged in civil conspiracy and fraud in violation of the Texas Business and Commerce Code and the Texas Securities Act. These cases are in the process of being consolidated or coordinated with the Newby action.

On July 16, 2004, CSFB LLC and its affiliates and certain other investment banks were also sued in Texas state court by a sub-group of the limited partners that had invested in LJM2 Co-Investment, L.P., or LJM2, a now bankrupt limited partnership formed by Enron’s former Chief Financial Officer, Andrew Fastow. The plaintiffs allege, among other things, that the defendants breached their fiduciary duties, were unjustly enriched, engaged in a civil conspiracy, aided and abetted a violation of the Texas Securities Act, aided and abetted fraud, and aided and abetted breaches of fiduciary duty.

A putative class action was also brought against CSFB LLC and its affiliates and other defendants on behalf of purchasers of the common stock of New Power Holdings, Inc. alleging violations of the federal securities laws. In September 2004, CSFB LLC and its affiliates and the other underwriter defendants reached a settlement agreement with the plaintiffs. The terms of the settlement were approved by the court during a fairness hearing held November 30, 2004. In addition, CSFB LLC and its affiliates and other underwriter defendants sought to recover a portion of the settlement by filing an indemnification claim against NewPower in NewPower’s bankruptcy proceedings in the U.S. Bankruptcy Court for the District of Delaware. On January 10, 2005, an order was entered approving a settlement of the indemnification claim.

In December 2001, Enron filed a petition for Chapter 11 relief in the U.S. Bankruptcy Court for the Southern District of New York. On November 4, 2003, a court-appointed bankruptcy examiner filed a final report that contained the examiner’s conclusions with respect to several parties, including CSFB LLC and its affiliates. Enron has brought four adversary proceedings against CSFB LLC and its affiliates (the principal adversary proceeding has been amended several times as recently as January 10, 2005), seeking avoidance and recovery of various alleged preferential, illegal and fraudulent transfers; disallowance and equitable subordination of CSFB LLC and its affiliates’ claims in the bankruptcy proceedings; recharacterization of one transaction as a loan and related declaratory relief, avoidance of security interests, and turnover and recovery of property; and damages, attorneys’ fees and costs for alleged aiding and abetting of fraud and breaches of fiduciary duty by Enron employees and civil conspiracy.

CSFB LLC and its affiliates received periodic requests for information and/or subpoenas from certain governmental and regulatory agencies, including the Enron Task Force (a joint task force of the U.S. Department of Justice and the SEC), regarding Enron and its affiliates. CSFB LLC and its affiliates have cooperated with such inquiries and requests.

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

In these lawsuits, which were filed in (or removed to) federal courts in Arizona, Ohio, New Jersey and New York, investors in NCFE’s bonds and preferred stock have sued numerous defendants, including the founders and directors of NCFE, the trustees for the bond issuances, NCFE’s auditors and law firm, the rating agencies that rated NCFE’s bonds, and NCFE’s placement agents, including CSFB LLC. The allegations include claims for breach of contract, negligence, fraud, and violation of federal and state securities laws. By orders dated November 13, 2003, January 5, 2004, and March 3, 2004, the Judicial Panel on Multidistrict Litigation, or MDL, consolidated the matters and transferred them to the U.S. District Court for the Southern District of Ohio for pre-trial purposes. CSFB LLC has filed motions to dismiss in each of these cases. Those motions remain pending before the district courts.

In addition, in November 2004, the trust created through NCFE’s confirmed bankruptcy plan commenced two actions in federal court in Ohio against CSFB LLC and certain affiliates. The trust filed an action in the U.S. District Court for the Southern District of Ohio asserting common law claims similar to those asserted in the MDL cases against several of the same defendants, and it also alleged statutory claims under the Ohio corrupt practices act, claims for professional negligence and claims under the U.S. Bankruptcy Code. The trust also filed an action in the U.S. Bankruptcy Court for the Southern District of Ohio objecting to the proofs of claim filed by CSFB LLC and its affiliates in NCFE’s bankruptcy and seeking disgorgement of amounts previously distributed to CSFB LLC and its affiliates under the bankruptcy plan.

U.K. Insurance Litigation

On August 7, 2003, a syndicate of insurance companies filed Consolidated Particulars of Claims against CSG, CSFB LLC and the Company in the London Commercial Court alleging that certain excess liability insurance policies provided to these entities should be invalidated. These insurance policies are intended to provide coverage for damages, expenses, or settlements in excess of designated deductibles and below designated caps resulting from certain legal proceedings involving CSG or its subsidiaries. The insurance syndicate alleges that these insurance policies should be invalidated based on certain purported misrepresentations and misleading statements made by the CSG defendants to the insurance syndicate in connection with the underwriting of the policies. On June 11, 2004, the court ordered a stay of the proceedings on the terms of a stay agreement between the parties.

Adelphia Communications Corporation Litigation

The Company and certain affiliates have been named in eight civil actions brought by investors in Adelphia Communications Corporation, or Adelphia, debt and/or equity securities concerning alleged misstatements in certain Adelphia securities offerings and in the merger of Century Communications Corporation with Adelphia in October 1999. These complaints have been consolidated in the U.S. District Court for the Southern District of New York. The Company and its affiliates have filed, or expect to file, motions to dismiss in each of these cases.

Additionally, on July 6, 2003, a creditors’ committee filed a bankruptcy adversary proceeding on behalf of Adelphia, against certain lenders and investment banks, including CSFB LLC and its affiliates. The complaint asserts claims against CSFB LLC and its affiliates and numerous other defendants under state law, bankruptcy law and the Bank Holding Company Act. The complaint against CSFB LLC and its affiliates seeks the disallowance and/or subordination of claims or liens against Adelphia (and its assets) in its bankruptcy proceedings, and an unspecified amount of compensatory and punitive damages. The equity committee in the Adelphia bankruptcy has also filed a motion for leave to intervene in the adversary proceeding to join in many of the claims asserted by the creditors’ committee and assert additional state law claims against CSFB LLC and its affiliates and other defendants. CSFB LLC and its affiliates have moved to dismiss both the creditors’ committee and equity committee claims and those motions remain pending.

Mutual Fund Investigation

CSFB LLC and certain of its current and former affiliates, including Pershing LLC, which was sold to The Bank of New York Company, Inc. in May 2003, have received subpoenas and/or requests for information from the New York Attorney General’s Office and the SEC, as part of the industry-wide investigation relating to the practices of mutual funds and certain of their customers. These requests are focused on the practices of market timing and late trading. CSFB LLC and its affiliates are cooperating with these requests.

Indemnification Claim Relating to Sale of Pershing

The Company understands that an SEC investigation focused on possible market-timing transactions cleared by Pershing for Mutuals.com and other introducing brokers is ongoing. In addition, the Company has been informed by Pershing that it is defending three putative class action lawsuits, filed in the U.S. District Court for the District of Maryland and naming the Company as defendant, that seek unspecified damages relating to alleged mutual fund market-timing transactions cleared through Pershing. The Bank of New York Company, Inc. has made a claim for indemnification against the Company relating to these lawsuits under the Pershing sale agreement on the basis that the conduct at issue is alleged to have occurred largely during the period that Pershing was owned by CSFB. CSFB is disputing this claim for indemnification.

AmeriServe Food Distribution Inc. Litigation

On or about January 31, 2000, AmeriServe Food Distribution, Inc., or AmeriServe, its parent company, Nebco Evans Holding Company, and related corporations filed Chapter 11 petitions in the U.S. Bankruptcy Court for the District of Delaware. The Company and certain of its affiliates have been involved in litigation relating to AmeriServe.

On December 27, 2000, GSC Recovery, Inc., or GSC, filed a complaint in the Superior Court of New Jersey, Law Division, Morris County, against DLJSC, certain of its affiliates, and certain officers, directors and other individuals and entities. GSC’s claims arise out of alleged misrepresentations and omissions relating to GSC’s purchases of certain unsecured AmeriServe notes issued in 1997 and 1998. In June 2003, the defendants moved for summary judgment on all claims, and on October 7, 2004, the court denied that motion.

Item 4:                         Submission of Matters to a Vote of Security Holders

Pursuant to General Instruction I of Form 10-K, the information required by Item 4 is omitted.

PART II

Item 5:                         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

All of our common equity securities are owned indirectly by CSG.

Item 6:                         Selected Financial Data

The Selected Consolidated Financial Data table is set forth on the following page.

Item 7:                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED CONSOLIDATED FINANCIAL DATA(1)
Credit Suisse First Boston (USA), Inc. and Subsidiaries

	As of and for the Year Ended December 31,
	2004	2003	2002	2001	2000
	(In millions)
Consolidated Statements of Operations Data:
Revenues:
Total net revenues	$6,341	$4,997	$4,963	$6,506	$4,895
Expenses:
Employee compensation and benefits	3,335	2,740	2,997	4,347	3,936
Other expenses	1,180	1,688	2,447	2,623	2,745
Total expenses	4,515	4,428	5,444	6,970	6,681
Income (loss) from continuing operations before provision (benefit) for income taxes, minority interests, discontinued operations, extraordinary item and cumulative effect of a change in accounting principle(2)	1,826	569	(481)	(464)	(1,786)
Provision (benefit) for income taxes	397	244	(135)	(155)	(539)
Minority interests	642	—	—	—	—
Income (loss) from continuing operations before discontinued operations, extraordinary item and cumulative effect of a change in accounting principle(2)	787	325	(346)	(309)	(1,247)
Net income (loss)	$787	$1,192	$(257)	$(217)	$(1,034)
Consolidated Statements of Financial Condition Data:
Total assets	$275,813	$241,566	$236,455	$220,065	$215,170
Long-term borrowings	28,941	24,321	23,094	15,663	11,258
Redeemable trust securities	—	—	—	—	200
Total stockholder’s equity	$11,064	$9,641	$8,089	$7,480	$7,173

(1)      We are part of CSFB and CSG, but our results do not reflect their overall performance.

Prior-period financial data have been restated to reflect the contribution by Credit Suisse First Boston, Inc., or CSFBI, the Company’s immediate parent and an indirect wholly-owned subsidiary of CSG, of Credit Suisse First Boston Management LLC, or Management LLC, to us in March 2003. The transfer was accounted for at historical cost in a manner similar to pooling-of-interest accounting because Management LLC and we were under the common control of CSFBI at the time of the transfer. We have restated our financial information to reflect the contribution of Management LLC as if we had acquired it on November 3, 2000, the date that we were acquired by CSFBI. Such restated information as of December 31, 2001 and 2000 and for the year ended December 31, 2000 is unaudited.

Prior period financial data have also been restated to reflect the contribution by CSFBI of the high-net-worth business, or HNW Business, of Credit Suisse Asset Management LLC, or CSAM, to the Company as a capital contribution of $221 million on March 31, 2004. The transfer of this business was accounted for at historical cost in a manner similar to pooling-of-interest accounting because CSAM and we were under the common control of CSFBI at the time of transfer. Accordingly, the Company has restated its financial information to reflect the contribution of the CSAM HNW Business as if the Company had acquired it on November 3, 2000, the date that we were acquired by CSFBI. Such restated information as of December 31, 2001 and 2000 and for the year ended December 31, 2000 is unaudited.

The consolidated statement of operations data for the year ended December 31, 2000 represent the results of operations of DLJ only for the period from January 1, 2000 to November 2, 2000 and DLJ, CSFB LLC, Management LLC and the HNW Business of CSAM for the period from November 3, 2000 to December 31, 2000 and the years ended December 31, 2001, 2002, 2003 and 2004. The consolidated statements of financial condition data for all periods presented represent the data of DLJ, CSFB LLC, Management LLC and the HNW Business. Due to the exclusion of CSFB LLC, Management LLC and the HNW business data prior to November 2, 2000, our consolidated statement of operations data for the year ended December 31, 2000 may not be fully comparable with subsequent periods.

(2)      On May 1, 2003, we sold Pershing to The Bank of New York Company, Inc. and recorded a pre-tax gain of approximately $1.3 billion and an after-tax gain of $852 million. The operating results of Pershing for the years ended December 31, 2003, 2002, 2001 and 2000 are included in discontinued operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We serve institutional, corporate, government and high-net-worth individual clients. Our businesses include securities underwriting, sales and trading, financial advisory services, alternative investments, full-service brokerage services, derivatives and risk management products and investment research. We are part of the Credit Suisse First Boston business unit, which we call CSFB, of Credit Suisse Group, or CSG, and our results do not reflect the overall performance of CSFB or CSG.

When we use the terms “we,” “our,” “us” and the “Company,” we mean Credit Suisse First Boston (USA), Inc., a Delaware corporation, and its consolidated subsidiaries.

The Company’s principal operations are located in the United States. The Company’s foreign revenues are not significant.

BUSINESS ENVIRONMENT

Our principal business activities, investment banking, securities underwriting and sales, trading and wealth and asset management, are, by their nature, highly competitive and subject to general market conditions that include volatile trading markets, fluctuations in the volume of new issues, mergers and acquisitions activities and the value of securities. Consequently, our results have been, and are likely to continue to be, subject to wide fluctuations reflecting the impact of many factors beyond our control, including securities market conditions, the level and volatility of interest rates, competitive conditions, the size and timing of transactions and the geopolitical environment.

Despite geopolitical uncertainties, higher commodity prices and a moderation in growth during the second half of the year, the U.S. economy expanded at a healthy pace in 2004. The U.S. equity markets advanced at the end of the year, reflecting improved corporate earnings and outlook, which produced higher transaction volumes and customer activity. In 2004, both equity underwriting and mergers and acquisitions activity increased and interest rates remained low, relative to historic rates, despite interest rate increases by the Federal Reserve Board during the second half of 2004.

The stock market posted gains for the second consecutive year as steady economic growth and stronger than expected corporate earnings outweighed concerns over rising oil prices, soft employment data and increases in short-term interest rates. For the year ended December 31, 2004, the Dow Jones Industrial Average, the Standard & Poor’s 500 stock index and the NASDAQ composite index increased 3%, 9% and 9%, respectively.

The federal funds rate was 2.25% as of December 31, 2004 compared to 1% as of December 31, 2003 as the Federal Reserve Board increased the federal funds rate five times during 2004. These well-telegraphed and measured rate increases along with demand for U.S. treasuries by foreign central banks, especially China and Japan, kept bond yields stable. For the year ended December 31, 2004, treasury securities, mortgages and corporate bonds all performed well.

The dollar value of U.S. debt underwriting was flat for the year ended December 31, 2004 compared to the year ended December 31, 2003, as mortgage-backed new issues declined while asset-backed underwriting increased to record levels. The dollar value of U.S. equity and equity-related underwriting increased for the year ended December 31, 2004 compared to the year ended December 31, 2003, as increases in primary and secondary offerings of common stock were partially offset by decreases in convertible securities issuances. The dollar value of completed mergers and acquisitions in the United States increased for the year ended December 31, 2004 compared to the year ended December 31, 2003 reflecting the improved corporate earnings and equity prices in 2004.

MANAGEMENT OVERVIEW

In 2004, the Company continued to improve its financial results from continuing operations despite challenging economic and market conditions and competitive pressures. Although revenues grew, certain of CSFB’s market share and rankings declined in 2004, including global mergers and acquisitions advisory services, global high yield debt underwriting and global asset-backed financing. In 2004, the Company and CSFB pursued revenue growth opportunities, particularly in proprietary trading of equity and fixed income securities, prime services, derivatives and structured and alternative investments. The Company and CSFB continued to place a high priority on controls, risk management and CSFB’s reputation and on developing an ownership culture.

The Company’s net revenue in 2004 increased 27% compared to 2003 as a result of increases in trading revenues, gains from certain private equity investments and the consolidation, primarily under Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 46 “Consolidation of Variable Interest Entities,” or FIN 46R, of certain private equity funds, offset in part by decreases in investment banking and advisory fees and other revenues. Operating expenses increased 2% in 2004 due to higher employee compensation and benefits expenses partially offset by a decline in other operating expenses. Income from continuing operations more than doubled in 2004 compared to 2003. Net income declined in 2004 primarily due to the substantial after-tax gain from the sale of Pershing in 2003.

The operating environment is expected to remain challenging in the near term reflecting slow securities market growth in developed countries, fee compression and commoditization across products and the importance of balance sheet commitments for clients. In addition, the regulatory environment remains difficult, and there is increasing complexity in managing potential conflicts of interest.

After a comprehensive strategy review, CSFB announced in December 2004 that its strategy will be geared toward winning where it chooses to compete by delivering a more focused franchise. CSFB expects to achieve this by identifying and allocating resources to its most valuable clients and pursuing excellence in select high-margin and strategically important services such as leveraged finance, mergers and acquisitions, IPOs, derivatives and mortgage securitization. CSFB expects to capture trading opportunities through extended, disciplined and diversified risk taking. CSFB expects to make a number of structural changes within various businesses to promote greater bottom line accountability, further improved cost discipline and capitalize on the integration with CSG’s other banking businesses. See “Business—Strategy” in Part I, Item for more information on CSFB’s strategy.

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

Fair Value

As is the normal practice in our industry, the values we report in the consolidated financial statements with respect to financial instruments owned and financial instruments sold not yet purchased are in most cases based on fair value, with related unrealized and realized gains or losses included in the consolidated statements of operations. Commercial mortgage whole loans are carried at the lower of aggregate cost or fair value and certain residential mortgage whole loans held for sale are carried at the lower of cost or fair value.

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

The Company also has agreements with certain counterparties to exchange collateral based on the fair value of derivatives contracts. Through this process, one or both parties provide the other party with the fair value of these derivatives contracts in order to determine the amount of collateral required. This exchange of information provides additional support for the Company’s derivatives contracts valuations. As part of the Company’s OTC derivatives business, the Company and other participants provide pricing information to aggregation services that compile this data and provide this information to subscribers. This information is considered in the determination of fair value for certain OTC derivatives.

For further discussion of our risk management policies and procedures, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A.

Valuation

For purposes of valuation, we categorize our financial instruments as cash products, derivatives contracts and private equity and other long-term investments. The table below presents the carrying value of our cash products, derivatives contracts and private equity and other long-term investments as of December 31, 2004 and 2003. Included in the table are commercial mortgage whole loans which are carried at the lower of the aggregate cost or fair value and certain residential mortgage whole loans which are carried at the lower of the cost or fair value.

	As of December 31,
	2004		2003
	Financial instruments owned	Financial instruments sold not yet purchased	Financial instruments owned	Financial instruments sold not yet purchased
	(In millions)
Cash products	$96,097	$28,402	$73,210	$31,790
Derivatives contracts	3,663	2,295	5,573	3,955
Private equity and other long-term investments	3,127	—	1,123	—
Total	$102,887	$30,697	$79,906	$35,745

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

Derivatives Contracts

Our derivatives contracts consist of exchange-traded and OTC derivatives, and the fair value of these as of December 31, 2004 and 2003 was as follows:

	As of December 31,
	2004		2003
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Exchange-traded	$695	$598	$2,552	$2,292
OTC	2,968	1,697	3,021	1,663
Total	$3,663	$2,295	$5,573	$3,955

The fair value of exchange-traded derivatives is typically derived from the observable exchange price and/or observable market parameters. Our primary exchange-traded derivatives include certain option agreements. OTC derivatives include forwards, swaps and options on foreign exchange, interest rates, equities and credit products. Fair values for OTC derivatives are determined using internally developed proprietary models using various input parameters. The input parameters include those characteristics of the derivative that have a bearing on the economics of the instrument and market parameters. In well-established derivatives markets, the use of a particular model may be widely accepted. For example, the Black-Scholes model is widely used to calculate the fair value of many types of options. These models are used to calculate the fair value of OTC derivatives and to facilitate the effective risk management of the portfolio. The determination of the fair value of many derivatives involves only limited subjectivity because the required input parameters are observable in the marketplace. For other more complex derivatives, subjectivity relating to the determination of input parameters reduces price transparency. Specific areas of subjectivity include long-dated volatilities on OTC option transactions and recovery rate assumptions for credit derivatives transactions. Uncertainty of pricing assumptions and liquidity are also considered as part of the valuation process. Because of these uncertainties, we do not recognize a dealer profit or unrealized gain at the inception of a derivatives transaction unless the valuation underlying the unrealized gain is evidenced by quoted market prices in an active market, observable prices of other current market transactions or other observable data supporting a valuation technique in accordance with Emerging Issues Task Force Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” As of December 31, 2004 and 2003, most of the replacement values reported in our consolidated statements of financial condition were derived using observable input parameters. For further information on the fair value of derivatives as of December 31, 2004 and 2003, see “—Derivatives—Sources and Maturities of OTC Derivatives” and Note 6 of the consolidated financial statements in Part II, Item 8.

Private equity and other long-term investments

Private equity and other long-term investments include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. Private equity investments and other long-term investments consist of both publicly traded securities and private securities. Publicly traded investments are valued based upon readily available market quotes with appropriate adjustments for liquidity as a result of holding large blocks and/or having trading restrictions. Private securities, which generally have no readily available market or may be otherwise restricted as to resale, are valued taking into account a number of factors, such as the most recent round of financing involving unrelated new investors, earnings-multiple analyses using comparable companies or discounted cash flow analysis, and have little or no price transparency.

The Company categorizes its private equity investments into three categories: CSFB-managed funds (which include certain funds consolidated primarily under FIN 46R), funds managed by third parties and direct investments. The following table sets forth the fair value of our private equity investments by category as of December 31, 2004 and 2003:

	As of December 31,
	2004		2003
	Fair value	Percent of total	Fair value	Percent of total
	(In millions)		(In millions)
CSFB-managed funds (which includes $1,947 related to funds consolidated primarily under FIN 46R(1) as of December 31, 2004)	$2,670	85%	$839	74%
Funds managed by third parties	442	14	279	25
Direct investments	15	1	5	1
Total	$3,127	100%	$1,123	100%

(1)      For more information on the funds consolidated primarily under FIN 46R as of December 31, 2004, see Note 4 of the consolidated financial statements in Part II, Item 8.

CSFB-Managed Funds.   CSFB-managed funds are partnerships and related “side-by-side” direct investments made by our subsidiaries for which CSFB acts as the fund’s advisor and makes investment decisions. As of December 31, 2004 and 2003, approximately 10% and 20%, respectively, of CSFB-managed fund investments, excluding private equity funds that were consolidated primarily under FIN 46R, were in public securities. The fair value of our investments in CSFB-managed funds is based on our valuation or, in the case of funds of funds, valuations received from the underlying fund manager and reviewed by us.

Funds Managed by Third Parties.   Funds managed by third parties are investments by CSFB as a limited partner in a fund managed by an external fund manager. The fair value of these funds is based on the valuation received from the general partner of the fund and reviewed by us.

Direct Investments.   Direct investments are generally debt and equity securities that are not made through or “side-by-side” with CSFB-managed funds and consist of public and private securities. These investments are priced in accordance with the procedures for CSFB-managed funds. As of December 31, 2004 and 2003, approximately 22% and 18%, respectively, of direct investments were in public securities.

Income Taxes

Deferred Tax Assets

We recognize deferred tax assets and liabilities for the estimated future tax effects of operating loss carry-forwards and temporary differences between the carrying amounts of existing assets and liabilities and their respective tax bases as of the date of the statement of financial condition.

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

Due to uncertainty concerning our ability to generate the necessary amount and mix of state and local taxable income in future periods, we maintained a valuation allowance against our deferred state and local tax assets in the amount of $32 million and $36 million as of December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, we had deferred tax assets resulting from temporary differences that could reduce taxable income in future periods. The consolidated statements of financial condition as of December 31, 2004 and 2003 include deferred tax assets of $1.6 billion and $1.7 billion, respectively, and deferred tax liabilities of $438 million and $375 million, respectively. For further information on the temporary differences that generate deferred tax assets, see Note 17 of the consolidated financial statements in Part II, Item 8.

Tax Contingencies

Significant judgment is required in determining the effective tax rate and in evaluating certain of our tax positions. We accrue for tax contingencies when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged and our positions may not be fully sustained. Once established, tax contingency accruals are adjusted due to changing facts and circumstances, such as case law, progress of audits or when an event occurs requiring a change to the tax contingency accruals. We regularly assess the likelihood of adverse outcomes to determine the appropriateness of our provision for income taxes. Although the outcome of any dispute is uncertain, management believes that it has appropriately accrued for any unfavorable outcome.

Litigation Contingencies

From time to time, we are involved in a variety of legal, regulatory and arbitration matters in connection with the conduct of our business. It is inherently difficult to predict the outcome of many of these matters, particularly those cases in which the matters are brought on behalf of various classes of claimants, seek damages of unspecified or indeterminate amounts or involve novel legal claims. In presenting our consolidated financial statements, management makes estimates regarding the outcome of legal, regulatory and arbitration matters and takes a charge to income when losses with respect to such matters are probable and can be reasonably estimated. Charges, other than those taken periodically for cost of defense, are not established for matters when losses cannot be reasonably estimated. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel and other advisers, our defenses and our experience in similar cases or proceedings. For a discussion of legal proceedings, see “Legal Proceedings” in Part I, Item 3.

RECENT DEVELOPMENTS

Alternative Capital intends to spin out certain funds that could benefit from an independent platform. Alternative Capital has determined that certain investment professionals from the private equity business will establish independent private equity firms to provide consulting services to the Merchant Banking Partners funds, which Alternative Capital will continue to manage as general partner of the funds. Following these transactions, Alternative Capital intends to maintain significant investment commitments and financial interests in, and strategic relationships with, each of these funds. We recognized $82 million of severance expenses in connection with the spin outs, but these severance expenses were charged to CSG affiliates outside of the Company, and are reflected as a reduction of our other operating expenses, since they relate to business activities conducted by Company employees on behalf of these affiliates.

RESULTS OF OPERATIONS

The following table sets forth a summary of our financial results:

	For the Year Ended December 31,
	2004	2003	2002
	(In millions)
Total net revenues	$6,341	$4,997	$4,963
Total expenses	4,515	4,428	5,444
Income (loss) from continuing operations, before provision (benefit) for income taxes, minority interests, discontinued operations and cumulative effect of a change in accounting principle	1,826	569	(481)
Provision (benefit) for income taxes	397	244	(135)
Minority interests	642	—	—
Income (loss) from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	787	325	(346)
Income from discontinued operations, net of income tax provision of $485 and $47 in 2003 and 2002, respectively	—	876	89
Cumulative effect of a change in accounting principle, net of income tax benefit of $5 in 2003	—	(9)	—
Net income (loss)	$787	$1,192	$(257)

Substantially all of our inventory is marked to market daily and, therefore, the value of such inventory and our net revenues are subject to fluctuations based on market movements. In addition, net revenues derived from our less liquid assets may fluctuate significantly depending on the revaluation or sale of these investments in any given period. We also regularly enter into large transactions as part of our proprietary and other trading businesses, and the number and size of such transactions may subject our net revenues to volatility from period to period.

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

We use derivatives and cash instruments to mitigate the interest rate exposure associated with commercial mortgage whole loans and resale and repurchase agreements. These derivatives and cash instruments are carried at fair value, while the commercial mortgage whole loans are carried at the lower of aggregate cost or fair value and the resale and repurchase agreements are carried at contract amounts. As a result, decreases in the value of the derivatives and cash instruments, if any, are not offset by increases in the value of the commercial mortgage whole loans until the loans are sold and increases and decreases in the value of the derivatives and cash instruments, if any, are not offset by decreases and increases in the value of the resale and repurchase agreements until the securities are sold or repurchased. Commercial whole loans and resale and repurchase agreements can be a significant part of our statement of financial condition. Therefore, our net revenues are subject to volatility from period to period.

Our businesses are materially affected by conditions in the financial markets and economic conditions generally, including geopolitical events. Unpredictable or adverse market and economic conditions have adversely affected and may in the future adversely affect our results of operations. See “Business—Certain Factors That May Affect Our Results of Operations” in Part I, Item 1.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The Company recorded net income of $787 million for the year ended December 31, 2004 compared to net income of $1.2 billion for the year ended December 31, 2003. The decrease reflects the after-tax gain of $852 million from the sale of Pershing, included in income from discontinued operations, and an after-tax gain of $74 million on the sale of our 50% stake in a Japanese online broker, offset in part by the $130 million after-tax loss relating to the write-down of intangible assets from the HNW business, in 2003. Excluding these items, net income increased $391 million, reflecting both higher net revenues and higher expenses.

Total net revenues increased $1.3 billion, or 27%, to $6.3 billion for the year ended December 31, 2004, as principal transactions, investment banking and advisory, commissions and net interest revenues improved compared to the year ended December 31, 2003, partially offset by a decrease in other revenues. The significant increase in principal transactions revenue was primarily due to the consolidation of certain private equity funds in 2004, which increased principal transactions by $643 million and increased net revenues by $649 million, significant gains from certain private equity investments and increases in revenues from structured products. Net income was unaffected by the consolidation of such private equity funds as offsetting minority interests of $642 million and related operating expenses of $7 million were recorded in the consolidated statements of operations. See Note 4 of the consolidated financial statements in Part II Item 8 for more information. Investment banking and advisory fees increased primarily due to higher equity underwriting fees and higher placement fees from our private funds business. Commissions were higher primarily as a result of increased trading activity from fixed income listed derivatives. Net interest revenues increased due to higher net interest from prime services. The decline in other revenues reflects the pre-tax gain of $115 million from the sale of the Japanese online broker in 2003.

Total expenses increased $87 million, or 2%, to $4.5 billion for the year ended December 31, 2004 compared to the year ended December 31, 2003, as increases in employee compensation and benefits expenses were partially offset by lower other operating expenses and merger-related costs. Other operating expenses for the year ended December 31, 2003 included the $200 million pre-tax loss relating to the write-down of intangible assets from the HNW Business. Included in employee compensation and benefits expense is $289 million and $88 million for the years ended December 31, 2004 and 2003, respectively, related to business activities conducted by Company employees on behalf of CSG affiliates outside of the Company. These expenses were charged to these affiliates and are reflected as a reduction in our other operating expenses. See “—Expenses.”

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

The Company recorded net income of $1.2 billion for the year ended December 31, 2003 compared to a net loss of $257 million in 2002. The significant improvement in net income reflected the after-tax gain of $852 million from the sale of Pershing, included in income from discontinued operations, and an after-tax gain of $74 million on the sale of the Japanese online broker, offset in part by a $130 million after-tax loss relating to the write-down of intangible assets from the HNW Business, in 2003. The 2002 net loss included an after-tax loss of $514 million and a pre-tax loss of approximately $786 million from Management LLC, including pre-tax losses of $550 million on interest rate swaps that hedged certain securities positions and resale and repurchase agreements held by CSFB LLC and approximately $330 million in pre-tax losses from certain legacy private equity and distressed assets. Also included in the 2002 results is an after-tax gain of $330 million from the sale of three broker-dealers, CSFBdirect LLC, DLJdirect Ltd. and Autranet, LLC, an after-tax charge of $124 million for the agreement in principle with various U.S. regulators relating to research analyst independence and the allocation of IPO shares to corporate executives and directors, an after-tax charge of $293 million for private litigation involving research analyst independence, certain IPO allocation practices, Enron and other related litigation and an after-tax charge of $98 million for severance as part of a CSFB cost-reduction initiative.

Total net revenues increased $34 million, or 1%, to $5.0 billion for the year ended December 31, 2003, as principal transactions and net interest revenues were higher than in 2002. Principal transactions improved primarily due to gains on interest rate swaps that hedged certain securities positions and resale and repurchase agreements compared to significant losses on these swaps in 2002. Principal transactions also improved as a result of increased revenues from OTC equity derivatives, convertible securities and private equity and decreased write-downs on legacy assets. Net interest income benefited from decreased financing costs, reflecting the low interest rates in the period. These increases were partially offset by investment banking and advisory, commissions and fees and other revenues, all of which declined compared to 2002. The decline in investment banking and advisory revenues reflected the industry-wide reduction in completed mergers and acquisitions and reduced IPO activity, particularly in the first half of 2003. Commissions and fees declined primarily as a result of lower single-stock trading volumes and competitive pricing pressure in equity cash products. Other revenues for 2003 included a pre-tax gain of $115 million from the sale of the Japanese online broker, while other revenues for 2002 reflected a pre-tax gain of $528 million from the sale of the three broker-dealers. Net revenues excluding these gains increased 10% for the year ended December 31, 2003 compared with 2002.

Total expenses decreased $1.0 billion, or 19%, to $4.4 billion for the year ended December 31, 2003 compared to the year ended December 31, 2002. The decrease was principally due to reduced litigation charges, lower compensation expenses and substantial completion of retention awards, partially offset by the $200 million pre-tax loss relating to the write-down of intangible assets from the HNW Business.

Excluding the 2003 write-down of intangible assets and the 2002 litigation charges of $600 million, expenses declined 13%. See “—Expenses.”

Results by Segment

As of January 1, 2004, we transferred the private equity and private funds businesses from the Institutional Securities segment to the Financial Services segment, which was renamed Wealth & Asset Management. In addition, we changed the presentation of the Institutional Securities and Wealth & Asset Management segment results. The operations of the Institutional Securities segment include: Investment Banking, which includes debt and equity underwriting and financial advisory services; and Trading, which includes our debt and equity sales and trading and other related activities. The Institutional Securities segment also includes the results from legacy private equity and distressed assets. The operations of the Wealth & Asset Management segment include: Alternative Capital, which includes the results of the private equity and private funds businesses, and Private Client Services. Prior period segment numbers have been changed to conform to the new segment reporting structure. These segment changes did not affect our previously reported consolidated results of operations.

Our segments are managed based on types of products and services offered and their related client bases. We evaluate the performance of our segments based primarily on income from continuing operations before the provision for income taxes and discontinued operations.

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

Beginning in 2004, CSFBI allocated to the Company’s segments certain interest expense relating to the goodwill and intangible assets from the acquisition of DLJ, which is recorded in the financial statements of CSFBI. There is an offsetting credit in other revenues of the segments.

Institutional Securities

The Institutional Securities segment includes the Trading and Investment Banking businesses and the results from legacy private equity and distressed assets. Trading consists of sales and trading in equity securities, equity-related derivatives, fixed income financial instruments and fixed income-related derivatives, and other related activities. Investment Banking raises capital and provides financial advice to companies throughout the United States and abroad. Through Investment Banking, we manage and underwrite offerings of securities, arrange private placements and provide financial advisory and other services.

The following table sets forth certain financial information of the Company’s Institutional Securities segment:

	For the Year Ended December 31,
	2004	2003	2002
	(In millions)
Revenues:
Principal transactions—net	$(295)	$(826)	$(1,356)
Investment banking and advisory	1,639	1,654	2,010
Commissions	1,014	971	1,091
Interest and dividends, net of interest expense	2,435	2,342	2,018
Other	67	95	47
Total net revenues	4,860	4,236	3,810
Total expenses	3,970	3,678	4,762
Income (loss)(1)	890	558	(952)
Minority interests(2)	79	—	—
Income (loss) after minority interests(3)	$811	$558	$(952)

(1)      Income (loss) from continuing operations before provision (benefit) for income taxes, minority interests, discontinued operations and cumulative effect of a change in accounting principle.

(2)      Represents minority interest revenues related to the Company’s consolidation of certain private equity funds primarily under FIN 46R, net of related operating expenses.

(3)      Income (loss) from continuing operations before provision (benefit) for income taxes, discontinued operations and cumulative effect of a change in accounting principle.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The Institutional Securities segment recorded income after minority interests of $811 million for the year ended December 31, 2004 compared to $558 million for the year ended December 31, 2003. Total net revenues increased $624 million, or 15%, to $4.9 billion for the year ended December 31, 2004, reflecting improved results in net trading revenues, consisting of principal transactions, commissions and net interest, partially offset by decreases in investment banking and advisory fees and other revenues. Excluding $82 million of revenues from the consolidation of certain legacy private equity funds, total net revenues increased $542 million, or 13%.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

The Institutional Securities segment recorded income after minority interests of $558 million for the year ended December 31, 2003 compared to a loss of $952 million for the year ended December 31, 2002. Total net revenues increased $426 million, or 11%, to $4.2 billion for the year ended December 31, 2003, reflecting increases in net trading revenues offset in part by decreases in investment banking and advisory revenues. The loss in 2002 primarily reflected the losses from Management LLC interest rate swaps and legacy private equity and distressed assets, as well as significant legal charges and severance costs.

Trading

In evaluating the performance of its Trading activities, the Company aggregates principal transactions, commissions and net interest as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause principal transactions and net interest income to vary from period to period.

The following table sets forth net Trading revenues of the Institutional Securities segment:

	For the Year Ended December 31,
	2004(1)	2003	2002
	(In millions)
Fixed Income	$1,711	$1,418	$1,124
Equity	1,064	1,034	1,093
Total Trading	$2,775	$2,452	$2,217

(1)      Revenues reflect the allocation of certain interest expense in the amount of $189 million to Trading. See “—Results by Segment” above.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Total net Trading revenues for the Institutional Securities segment increased $323 million, or 13% to $2.8 billion for the year ended December 31, 2004 compared to the year ended December 31, 2003, due to significant increases in fixed income net trading revenues and a modest increase in equity net trading revenues.

Fixed income net trading revenues increased 21% to $1.7 billion reflecting significantly improved results in structured products. The increase in structured products net trading revenues was due primarily to higher revenues from trading and securitizing residential mortgages as a result of improved market conditions and lower write-downs. Revenues from trading and securitizing commercial mortgages were also higher, reflecting favorable market conditions, while revenues from interest rate products increased modestly primarily due to listed derivatives trading. These increases were partially offset by lower revenues from credit products, primarily high-yield, and an increase in interest expense allocated to our Trading businesses.

Equity net trading revenues increased 3% to $1.1 billion due to higher revenues from certain arbitrage strategies, growth in our advanced execution services and prime services businesses and improved results from options and structured products. These improvements were offset by declines in revenues from convertible securities, reflecting lower trading volumes which reduced liquidity and widened spreads, declines in revenues from listed and OTC trading due to commission compression and increases in interest expense allocated to our Trading businesses.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Total net trading revenues for the Institutional Securities segment increased $235 million, or 11%, to $2.5 billion for the year ended December 31, 2003 compared to $2.2 billion for the year ended December 31, 2002, as increased fixed income net trading revenues were partially offset by a decrease in equity net trading revenues.

Fixed Income net trading revenues increased 26% to $1.4 billion, driven by low interest rates and interest rate volatility. This increase resulted in part from gains on interest rate swaps that hedged certain securities positions and resale and repurchase agreements compared to significant losses on these swaps in 2002. In addition, listed derivatives net revenues increased as a result of higher volumes. Secondary asset-backed securities trading revenues improved because 2002 reflected the loss of $106 million due to the write-down of asset-backed notes issued by affiliates of NCFE. Distressed debt trading results were higher, reflecting investor demand for higher-yielding securities. Investment-grade debt trading was strong but down from the very high levels in 2002 when many investors moved to higher-credit quality issuers in the wake of several corporate scandals. Trading revenues from residential mortgages decreased. High-yield secondary trading revenues remained strong but were lower than in 2002.

Equity net trading revenues decreased 5% to $1.0 billion, primarily because of reduced revenues from our listed and OTC customer business as a result of lower volumes due to market uncertainty in the first quarter of 2003 and lower trading revenues from proprietary equity derivatives. These decreases were partially offset by increased revenues from convertible securities due to higher volume which tightened credit spreads and higher trading revenues from our OTC equity derivatives customer business as a result of improved market conditions and increased transaction flows for derivatives products beginning in the second quarter of 2003.

Investment Banking

The following table sets forth the Investment Banking revenues for the Institutional Securities segment:

	For the Year Ended December 31,
	2004(1)	2003	2002
	(In millions)
Debt underwriting	$683	$734	$543
Equity underwriting	423	383	632
Total underwriting	1,106	1,117	1,175
Advisory and other fees	533	537	835
Total Investment Banking	$1,639	$1,654	$2,010

(1)      Revenues reflect the allocation of certain interest expense in the amount of $83 million to Investment Banking. See “—Results by Segment” above.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Investment Banking revenues decreased 1% to $1.6 billion, reflecting a decline in debt underwriting offset by an increase in equity underwriting. For the year ended December 31, 2004, debt underwriting revenues decreased 7% compared to the year ended December 31, 2003 to $683 million, primarily due to lower underwriting revenues from commercial mortgage-backed securities reflecting the industry-wide decline in mortgage-backed new issues. Underwriting revenues from high-yield debt and investment grade new issuance revenues also declined significantly due to lower volume and smaller deal sizes. These declines were partially offset by increases in debt underwriting revenue from residential mortgage-backed securities. Equity underwriting revenues increased 10% to $423 million despite a decline in convertible securities issuances, as our IPO and secondary new issuance volumes increased compared to the weak volumes in 2003. Advisory and other fees decreased less than 1% to $533 million reflecting lower fees from restructurings, private placements and structured products and flat mergers and acquisition fees.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Total Investment Banking revenues for the Institutional Securities segment decreased 18% to $1.7 billion, reflecting the industry-wide reduction in completed mergers and acquisitions and equity new issuances compared to 2002. The decrease in mergers and acquisitions revenues was offset in part by higher fees from restructuring and other advisory activities. The decline in equity underwriting was partially offset by improved debt underwriting revenues from high-yield new issuances, as industry-wide high-yield underwriting activity increased, increased origination and securitization of commercial mortgage-backed securities and asset-backed securities.

Other Institutional Securities

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Other Institutional Securities revenues primarily consist of revenues from legacy private equity and distressed assets and reflects a credit that offsets certain allocations of interest expense to our Institutional Securities businesses. Total revenues from Other Institutional Securities increased $316 million to $446 million for the year ended December 31, 2004, primarily reflecting a credit that offsets certain allocations of interest to our Institutional Securities businesses and an increase in legacy private equity revenues of $82 million as a result of our consolidation, primarily under FIN 46R, of certain private equity funds. Net income was unaffected by the consolidation of private equity funds as offsetting minority interests and related operating expenses were recorded in the consolidated statements of operations. See Note 4 of the consolidated financial statements in Part II, Item 8 for more information.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Total revenues from Other Institutional Securities were $130 million for the year ended December 31, 2003 compared to a loss of $417 million for the year ended December 31, 2002, primarily reflecting write-downs taken in 2002 related to legacy private equity and distressed assets.

Wealth & Asset Management

The Wealth & Asset Management segment consists of Alternative Capital, which includes the private equity and private funds businesses, and Private Client Services. The private equity business makes privately negotiated investments and acts as an investment advisor for private equity funds. The private funds business raises private capital, primarily from institutional investors, for direct investment by venture capital, management buyout and other investment firms in a variety of fund types. Private Client Services is a financial advisory business serving high-net-worth individuals and corporate investors with a wide range of CSFB and third-party investment management products and services.

The following table sets forth certain financial information of the Company’s Wealth & Asset Management segment:

	For the Year Ended December 31,
	2004	2003	2002
	(In millions)
Revenues:
Principal transactions—net	$952	$184	$60
Investment banking and advisory	132	99	144
Asset management and other fees	328	322	414
Interest and dividends, net of interest expense	48	50	40
Other	21	106	495
Total net revenues	1,481	761	1,153
Total expenses	545	750	682
Income(1)	936	11	471
Minority interests(2)	563	—	—
Income after minority interests(3)	$373	$11	$471

(1)      Income from continuing operations before provision for income taxes, minority interests, discontinued operations and cumulative effect of a change in accounting principle.

(2)      Represents minority interest net revenues related to the Company’s consolidation of certain private equity funds primarily under FIN 46R, net of related operating expenses.

(3)      Income from continuing operations before provision for income taxes, discontinued operations and cumulative effect of a change in accounting principle.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The Wealth & Asset Management segment recorded income after minority interests of $373 million for the year ended December 31, 2004 compared to $11 million for the year ended December 31, 2003. Total net revenues increased $720 million to $1.5 billion for the year ended December 31, 2004, reflecting $567 million of revenues as a result of our consolidation, primarily under FIN 46R, of certain private equity funds and increases in net investment gains from certain private equity investments. Net income was unaffected by the consolidation of private equity funds as offsetting minority interests and related operating expenses were recorded in the consolidated statements of operations. See Note 4 of the consolidated financial statements in Part II, Item 8 for more information. The 2003 results included a pre-tax gain of $115 million from the sale of the Japanese online broker and a pre-tax loss of $200 million relating to the write-down of intangible assets from the HNW business, which was reflected as an increase in expenses for the year ended December 31, 2003. Excluding the effects of the consolidation of certain private equity funds and the gain on the sale from the Japanese online broker, total net revenues increased $268 million, or 41%, reflecting net investment gains from certain private equity investments and increased placement fees from our private funds business.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

The Wealth & Asset Management segment recorded income after minority interests of $11 million for the year ended December 31, 2003 compared to $471 million for the year ended December 31, 2002 as revenues decreased $392 million, or 34%, to $761 million primarily due to the pre-tax gain in 2002 of $528 million from the sale of the three broker-dealers. The 2003 results included a pre-tax gain of $115 million from the sale of the Japanese online broker. Excluding the gain from the sale of the Japanese online broker in 2003 and the gain on the sale of the three broker-dealers in 2002, total net revenues for the Wealth & Asset Management segment increased 3%, primarily reflecting increased private equity revenues, offset in part by decreased revenues from Private Client Services and private funds. The results for the Wealth & Asset Management segment include the pre-tax loss of $200 million relating to the write-down of intangible assets from the HNW Business, which was reflected as an increase in expenses for the year ended December 31, 2003.

Alternative Capital, Private Client Services and Other

The following table sets forth the Alternative Capital, Private Client Services and Other revenues for the Wealth & Asset Management segment:

	For the Year Ended December 31,
	2004(1)	2003	2002
	(In millions)
Alternative Capital	$1,240	$426	$346
Private Client Services	219	232	312
Other	22	103	495
Total Wealth & Asset Management	$1,481	$761	$1,153

(1)      Revenues reflect the allocation of certain interest expense in the amount of $12 million to Alternative Capital and Private Client Services. See “—Results by Segment” above.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues for Alternative Capital consist of management and placement fees, net investment gains and losses, which include realized and unrealized gains and losses, including carried interest, net interest and other revenues from private equity and private funds. Revenues for Alternative Capital increased $814 million to $1.2 billion, primarily reflecting $567 million of revenues as a result of our consolidation, primarily under FIN 46R, of certain private equity funds. Net income was unaffected by the consolidation of private equity funds as offsetting minority interests and related operating expenses were recorded in the consolidated statements of operations. See Note 4 of the consolidated financial statements in Part II, Item 8 for more information. Excluding the effect of the consolidation of certain private equity funds, total net revenues increased $247 million, or 58%, reflecting net investment gains from certain private equity investments and increased placement fees from our private funds business.

Revenues for Private Client Services decreased 6% to $219 million, primarily reflecting lower net interest income as a result of increases in allocated interest expense. The decrease was partially offset by a modest increase in fee revenue from assets under management.

Other revenues decreased 79% to $22 million compared to 2003, reflecting the pre-tax gain of $115 million from the sale of the Japanese online broker in 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues for Alternative Capital for the year ended December 31, 2003 were $426 million, an increase of 23% compared to 2002 net revenues of $346 million, primarily reflecting increases in net investment gains on private equity investments.

Revenues for Private Client Services decreased 26% for the year ended December 31, 2003 to $232 million, reflecting declines in new issuance revenues from equity capital markets and lower commission revenues as a result of lower transaction volumes and reduced fee revenue due to a decline in assets under management.

Other revenues decreased 79% to $103 million compared to 2002, primarily due to the pre-tax gain in 2002 of $528 million from the sale of the three broker-dealers. The 2003 results included a pre-tax gain of $115 million from the sale of the Japanese online broker.

Expenses

The normal operating cost structure of each of our segments is broadly similar to that of the Company as a whole. For this reason, the discussion of expenses is presented on a company-wide basis.

The following table sets forth employee compensation and benefits expenses, other expenses and total expenses of the Company:

	For the Year Ended December 31,
	2004	2003	2002
	(In millions)
Employee compensation and benefits	$3,335	$2,740	$2,997
Other expenses	1,180	1,688	2,447
Total expenses	$4,515	$4,428	$5,444

As is normal in the financial services industry, a significant portion of compensation expense is a bonus amount awarded shortly after year end. Our bonuses are based upon a number of factors, including the profitability of each business segment and market conditions. From time to time, we guarantee certain minimum compensation levels to attract new employees or to retain existing employees. A portion of our bonus is in the form of non-cash incentive compensation, which may include awards of CSG shares under a CSG share plan, options to acquire shares and ROE units tied to CSFB’s return on equity, generally over a three-year period. In the third quarter of 2003, we introduced a general three-year vesting period for share awards, in line with our long-term service and retention strategy and industry practice, and we increased the amount of compensation in the form of shares rather than options. For additional information on our share-based compensation, see Notes 1, 3 and 15 of the consolidated financial statements in Part II, Item 8.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Total expenses increased $87 million, or 2%, to $4.5 billion for the year ended December 31, 2004 compared to the year ended December 31, 2003. The increase was principally due to higher employee compensation and benefits expenses, which increased $595 million, or 22%, reflecting the change in vesting of share awards in 2003 and increases in incentive compensation due to improved net revenues, higher severance expenses, primarily related to the restructuring of the Alternative Capital business, and increased base salary expenses, offset in part by decreases in accruals for certain deferred compensation plans. Compensation expense in 2003 would have been $406 million higher if we had not changed the vesting for share awards in 2003. Included in compensation and benefits expense is $289 million and $88 million for the year ended December 31, 2004 and 2003, respectively, related to business activities conducted by Company employees on behalf of CSG affiliates outside of the Company and includes most of the severance costs related to the restructuring of the Alternative Capital business in 2004. These expenses were charged to these affiliates and are reflected as a reduction of our other operating expenses. Excluding these expenses, compensation and benefits expense increased $394 million, or 15%.

Other expenses consist principally of occupancy and equipment rental; brokerage, clearing and exchange fees; communications; professional fees; merger-related costs of retention awards and all other operating expenses. Other expenses decreased 30% for the year ended December 31, 2004 compared to the year ended December 31, 2003, primarily as a result of reductions in other operating expenses and merger-related costs. The decrease in other operating expenses reflects higher affiliate service fees that are treated as a reduction in other operating expenses, the $200 million pre-tax loss relating to the write-down of intangible assets from the HNW business in 2003 and lower litigation charges reflecting receipt of an insurance settlement in 2004. The decline in merger-related costs reflects the completion of the retention awards in 2004.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Total expenses decreased $1.0 billion, or 19%, to $4.4 billion for the year ended December 31, 2003 compared to the year ended December 31, 2002. The decrease was principally due to reduced litigation charges, lower compensation expenses and substantial completion of retention awards, partially offset by the $200 million pre-tax loss relating to the write-down of intangible assets from the HNW Business. Excluding this write-down and $600 million of litigation charges in 2002 relating to the agreement in principle with U.S. regulators and private litigation involving research analyst independence and other matters discussed below, expenses declined 13%.

Employee compensation and benefits declined 9% for the year ended December 31, 2003 compared to the year ended December 31, 2002 due to reduced headcount resulting in lower salary and incentive compensation expense and the effect of the change in vesting for share awards. If we had not changed the vesting, compensation expense for 2003 would have been $406 million higher. Employee compensation and benefits expenses for 2002 included a charge in the fourth quarter of $150 million for severance in connection with a CSFB cost-reduction initiative. The declines were partially offset by increases in employee-elected deferred compensation tied to certain equity indices and ROE units, both of which increased during 2003. No liability was accrued for ROE units for the year ended December 31, 2002. Included in compensation and benefits expense is $88 million and $109 million for the year ended

December 31, 2003 and 2002, respectively, related to business activities conducted by CSG affiliates outside of the Company. These expenses were charged to these affiliates and are reflected as a reduction of our other operating expenses.

Other expenses decreased 31% for the year ended December 31, 2003 compared to the year ended December 31, 2002, primarily as a result of lower litigation charges, reduced headcount and reduced merger-related costs, reflecting the substantial completion of retention awards in the second quarter of 2003. The reduction in litigation charges reflects a release of reserves related to the settlement of certain Ameriserve litigation in 2003 and the fourth quarter 2002 charges of $150 million for the agreement in principle with various U.S. regulators relating to research analyst independence and the allocation of IPO shares to corporate executives and directors and $450 million for private litigation involving research analyst independence, certain IPO allocation practices, Enron and other related litigation. These decreases were partially offset by the $200 million pre-tax loss relating to the write-down of intangible assets from the HNW Business in 2003.

Provision for Taxes

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The provision for income taxes from continuing operations for the years ended December 31, 2004 and 2003 was $397 million and $244 million, respectively. Excluded from the provision for income taxes for the year ended December 31, 2003 was a provision of $485 million from discontinued operations and a benefit of $5 million for the year ended December 31, 2003 related to the cumulative effect of a change in accounting principle as a result of our adoption of FIN 46. See Note 4 of the consolidated financial statements in Part II, Item 8.

The effective tax rate from continuing operations changed from a provision of 43.0% in 2003 to a provision of 21.8% in 2004. The change in the effective tax rate was due primarily to non-taxable revenues from certain private equity funds consolidated primarily under FIN 46R and lower state and local income tax expense. See Note 17 of the consolidated financial statements in Part II, Item 8.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2003 and 2002 was $244 million and $(135) million, respectively. Excluded from the provision (benefit) for income taxes for the years ended December 31, 2003 and 2002 was a provision of $485 million and $47 million, respectively, from discontinued operations and a benefit of $5 million for the year ended December 31, 2003 related to the cumulative effect of a change in accounting principle as a result of our adoption of FIN 46. See Note 4 of the consolidated financial statements in Part II, Item 8.

The effective tax rate from continuing operations changed from a benefit of 28.2% in 2002 to a provision of 43.0% in 2003. The change in the effective tax rate was due primarily to operating losses in 2002. See Note 17 of the consolidated financial statements in Part II, Item 8.

Employee Benefit Plan

We participate in a non-contributory defined benefit pension plan for certain individuals employed on or before December 31, 1999. For the years ended December 31, 2004, 2003 and 2002, we contributed $220 million, $38 million and $41 million, respectively, to the defined benefit pension plan. In 2003, 2002 and 2001, the Company had an unfunded accumulated benefit obligation in this pension plan and recorded after-tax minimum pension liability adjustments in accumulated other comprehensive loss in the consolidated statements of financial condition. As of September 30, 2004, the valuation date of the pension plan, the fair value of the plan assets was greater than the accumulated benefit obligation. Accordingly, we reversed the minimum pension liability adjustments recorded in 2003, 2002 and 2001 resulting in an increase to stockholder’s equity of $150 million.

To determine our obligations with respect to the pension plan, we are required to make certain actuarial assumptions and estimates, including the expected rate of return on plan assets and the discount rate. The assumption of the expected long-term rate of return on plan assets is based on historical real rates of return of the various asset classes, weighted based on the target asset allocation percentages for each major category of plan assets. The expected long-term rate of return on plan assets was 8.5% for 2004 and 2003. The discount rate is used to discount the liability for expected future benefit payments and is determined using certain AA and AAA bond indices. The discount rate used in determining the projected benefit obligation for the defined benefit pension plan was 6.00% for 2004 and 2003. See Note 16 of the consolidated financial statements in Part II, Item 8 for additional information, including quantitative data and recent changes relating to the defined benefit pension plan and other plans.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Management Oversight

We believe that maintaining access to liquidity is fundamental for firms operating in the financial services industry. We have therefore established a comprehensive process for the management and oversight of our capital, liquidity and funding strategies. CSFB’s Capital Allocation and Risk Management Committee, or CARMC, has primary oversight responsibility for these functional disciplines. CARMC periodically reviews and approves our liquidity management policies and targets and reviews our liquidity position and other key risk indicators. The Corporate Treasury department is responsible for the management of capital, liquidity, long-term funding and a portion of the Company’s short-term funding, as well as relationships with creditor banks and fixed income investors. It also maintains regular contact with rating agencies and regulators on these and other issues. See “Liquidity Risk” in “Business—Certain Factors That May Affect Our Results of Operations” in Part I, Item I.

Liquidity Management Organization

We are an indirect subsidiary of Credit Suisse First Boston, a Swiss bank. Consequently, our liquidity management structure operates at two levels, the “Non-Bank Franchise” and the “Bank Franchise”.

First, at the holding company level, the “Non-bank Franchise”, where access to parent bank funding is limited, we aim to maintain sufficient liquidity so that in the event that we are unable to access the unsecured capital markets, we have cash and liquid assets sufficient to repay maturing liabilities for a minimum period of one year. When assessing the amount of cash and liquid assets, we take account of the regulatory restrictions that limit the amount of cash that could be distributed upstream by our principal broker-dealer subsidiaries, CSFB LLC and CSFB Capital LLC, which hold over 85% of our consolidated assets.

Second, our regulated subsidiaries have access to unsecured funding from Credit Suisse First Boston, the “Bank Franchise”, as well as secured funding via the repurchase and securities lending markets. Historically, Credit Suisse First Boston’s bank deposit base has proven extremely stable and is comprised of a diversified customer base, including retail deposits, accessed via its sister Swiss bank, Credit Suisse, as well as wholesale and institutional deposits accessed directly by Credit Suisse First Boston. In a stressed liquidity environment, our broker-dealers would directly access the secured funding markets to replace unsecured borrowings from Credit Suisse First Boston.

Balance Sheet and Funding

The majority of our assets are held in our broker-dealer subsidiaries and comprise a substantial portion of the Bank Franchise. These assets—principally trading inventories in our Institutional Securities business—are funded by a combination of collateralized short-term borrowings, which include securities sold under agreements to repurchase and securities loaned, as well as unsecured loans from Credit Suisse First Boston, the central funding entity of the Bank Franchise. Significant portions of our assets held in the Bank Franchise are highly liquid, with the majority consisting of securities inventories and collateralized receivables, which fluctuate depending on the levels of proprietary trading and customer business. Collateralized receivables consist primarily of securities purchased under agreements to resell and securities borrowed, both of which are primarily secured by U.S. government and agency securities and marketable corporate debt and equity securities. In addition, we have significant receivables from customers, brokers, dealers and others, which turn over frequently. To meet client needs as a securities dealer, we carry significant levels of trading inventories.

Unsecured funding for the Bank Franchise originates largely from Credit Suisse First Boston’s borrowings in the wholesale and institutional deposit markets, as well as from its Swiss bank affiliate, Credit Suisse, which has access to retail deposits.

Assets not funded by CSFB’s Bank Franchise include less liquid assets such as certain mortgage whole loans, distressed securities, high-yield debt securities, asset-backed securities and private equity investments. These less liquid assets are principally held in the Non-Bank Franchise. These assets may be relatively illiquid at times, especially during periods of market stress. Mortgage whole loans, distressed securities, high-yield debt and asset-backed securities are generally financed with a combination of short-term unsecured financing or repurchase agreements, long-term borrowings and stockholder’s equity. We typically fund a significant portion of less liquid assets, such as private equity investments, with long-term borrowings that we issue directly to the market, and stockholder’s equity.

Short-term funding is generally obtained at rates related to the Federal Funds rate, LIBOR or other money market indices, while long-term funding is generally obtained at fixed and floating rates related to U.S. Treasury securities or LIBOR, depending upon prevailing market conditions. We continually aim to broaden our funding base by geography, investor and funding instrument.

We lend funds as needed to our operating subsidiaries and affiliates on both a senior and subordinated basis, the latter typically to meet capital requirements of regulated subsidiaries. We generally try to ensure that loans to our operating subsidiaries and affiliates have maturities equal to or shorter than the maturities of our market borrowings. As such, senior funding to operating subsidiaries and affiliates is typically extended on a demand basis. Alternatively, subordinated financing to regulated subsidiaries is extended on a term basis and we structure our long-term market borrowings with maturities that extend beyond those of our subordinated advances to subsidiaries and affiliates.

Because of changes relating to customer needs, economic and market conditions and proprietary trading and other strategies, our total assets, or the individual components of total assets, may vary significantly from period to period. As of December 31, 2004 and 2003, our total assets were $275.8 billion and $241.6 billion, respectively.

Included below is a discussion of our long-term contractual obligations, off-balance sheet arrangements and less liquid assets.

Liquidity Measurement and Planning

The principal measure we use to monitor our liquidity position at each funding franchise is the “liquidity barometer,” which estimates the time period over which the adjusted market value of unencumbered assets (including cash) exceeds the aggregate value of our maturing unsecured liabilities plus a conservative forecast of anticipated contingent commitments. Our objective, as mandated by CARMC, is to ensure that the liquidity barometer for each of the funding franchises is maintained at a sufficient level so as to ensure that, in the event we are unable to access unsecured funding, we will have sufficient liquidity for an extended period. We believe this will enable us to carry out our business plans during extended periods of market stress, while minimizing, to the extent possible, disruptions to our business.

For the Non-Bank Franchise, our objective is to ensure that the liquidity barometer equals or exceeds a time horizon of one-year. For the Bank Franchise, our objective is to ensure the liquidity barometer equals or exceeds 120 days. The different time horizons reflect the relative stability of the unsecured funding base of each Franchise. In the Non-Bank Franchise, liabilities are measured at their contractual maturities because historically, investors in publicly issued debt securities and commercial paper are highly liquidity event sensitive such that we believe access to these markets could be quickly diminished. Conversely, the Bank Franchise’s retail and institutional deposit base is measured using contractual maturities that have been adjusted to reflect behavioral stability. Historically, this core deposit base has proven extremely stable, even in stressed markets. The conservative parameters we use in establishing the time horizons in the funding franchises assume that assets will not be sold to generate cash, that no new unsecured debt can be issued, and that funds that are assumed to be trapped because of regulatory restrictions are not available to be distributed upstream in a stressed liquidity environment. The adjusted market value of unencumbered assets includes a conservative reduction from market value, or “haircut,” reflecting the amount that could be realized by pledging an asset as collateral to a third-party lender in a secured funding transaction.

In the case of the Non-Bank Franchise, contingent commitments include such items as commitments to invest in private equity funds. Certain contingent obligations do not materially impact the liquidity planning at the Company or Non-Bank Franchise, as these are incurred by other CSFB affiliated operating entities that are not consolidated under the Company. These items, which are taken into account in our liquidity planning for the Bank Franchise, include:

•       credit rating-related collateralization requirements (CSFB’s derivatives business is primarily conducted in Credit Suisse First Boston International);

•       back-up liquidity lines provided to asset-backed commercial paper conduits (back-up liquidity lines are provided by Credit Suisse First Boston);

•       committed credit facilities to clients that are currently undrawn (CSFB’s corporate lending business is conducted in Credit Suisse First Boston).

The Bank Franchise maintains a large secondary source of liquidity, principally through CSFB’s principal broker-dealers and other regulated operating entities. The Bank Franchise has historically been able to access significant liquidity through the secured funding markets (securities sold under agreements to repurchase, securities loaned and other collateralized financing arrangements), even in periods of market stress. We continually monitor overall liquidity by tracking the extent to which unencumbered marketable assets and alternative unsecured funding sources exceed both contractual obligations and anticipated contingent commitments.

As of December 31, 2004, we estimate that the Non-Bank Franchise held cash, other liquidity reserves and marginable assets, net of haircuts, of approximately $5.8 billion versus estimated maturing obligations and commitments out to one year of $5.3 billion. Also, as of December 31, 2004, we estimate that the Bank Franchise held cash, other liquidity reserves and marginable assets, net of haircuts, of approximately $102 billion versus estimated maturing obligations, commitments and contingent funding requirements out to 120 days of $80 billion.

Our liquidity planning and management focuses on maintaining a liquidity cushion so that we may continue to conduct business for an extended period in the event of a crisis. Our liquidity contingency plan focuses on the specific actions that we would take in the event of a crisis, including a detailed communication plan for creditors, investors and customers. The plan, which is regularly updated, sets out a three-stage process of the specific actions we would take:

•       Stage I—Market disruption

•       Stage II—Unsecured markets partially inaccessible

•       Stage III—Unsecured markets fully inaccessible

In the event of a liquidity crisis, a meeting of the Liquidity Crisis Committee would be convened by Corporate Treasury to activate the contingency plan. The Liquidity Crisis Committee’s membership includes senior business line, funding and finance department management, and this committee would meet frequently throughout the crisis to ensure our plans are executed.

Cash Capital

We measure cash capital (long-term funding sources) against long-term unsecured funding requirements on an ongoing basis, and seek to maintain a surplus at all times. Sources of cash capital include the non-current component of the Company’s long-term borrowings and stockholder’s equity. Uses of cash capital include illiquid assets such as related party receivables (except where the receivable is the short-term investment of our excess cash with Credit Suisse First Boston), property, goodwill and intangibles, deferred tax assets, private equity and other long-term investments.

Our cash capital at December 31, 2004 totaled $36.9 billion compared with $31.7 billion at December 31, 2003. The increase in cash capital of $5.2 billion was primarily due to an increase in long-term debt and higher stockholder’s equity from retained earnings. At December 31, 2004, cash capital was substantially in excess of our cash capital requirements.

Contractual Obligations and Commitments

The following table sets forth future cash payments on our contractual obligations pursuant to long-term borrowings and operating leases as of December 31, 2004:

	Contractual Obligations Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
	(In millions)
Long-term borrowings	$3,137	$6,950	$5,801	$13,053	$28,941
Operating leases	154	287	261	1,078	1,780
Total contractual obligations	$3,291	$7,237	$6,062	$14,131	$30,721

Our long-term borrowings are unsecured. As of December 31, 2004, the weighted average maturity of our long-term borrowings was approximately 5.4 years. Our lease obligations are primarily for our principal offices in New York City and other locations. The operating lease obligations in the table above include $6 million in contractual obligations related to certain information technology, equipment leases and software licenses and exclude $330 million in sublease revenue and executory costs such as insurance, maintenance and taxes of $553 million. We had no capital lease or purchase obligations as of December 31, 2004.

We have commitments under a variety of arrangements that are not recorded as liabilities in our consolidated statements of financial condition. These commitments are in addition to guarantees and other arrangements discussed in “—Off-Balance Sheet Arrangements.” The following table sets forth certain of our long-term commitments, including the current portion as of December 31, 2004:

	Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total commitments
	(In millions)
Standby resale agreements(1)	$—	$25	$—	$—	$25
Private equity(2)	170	171	95	608	1,044
Forward agreements(3)	7,437	—	—	—	7,437
Unfunded mortgage commitments(4)	10	56	—	—	66
Total commitments	$7,617	$252	$95	$608	$8,572

(1)      In the ordinary course of business, we maintain certain standby resale agreement facilities that commit us to enter into resale agreements with customers at current market rates.

(2)      Represents commitments to invest in various partnerships that make private equity and related investments in various portfolio companies or other private equity funds.

(3)      Represents commitments to enter into forward resale agreements for securities purchased under agreements to resell and forward agreements to borrow securities.

(4)      We enter into commitments to extend credit, predominantly at variable interest rates, in connection with certain commercial mortgage activities.

For information on these and other material commitments, see Notes 5, 8, 9 and 10 of the consolidated financial statements in Part II, Item 8. For information on commitments under our pension arrangements, see Note 16 of the consolidated financial statements in Part II, Item 8.

The following table sets forth our commercial paper and other short-term unsecured borrowings:

	December 31, 2004	December 31, 2003
	(In millions)
Bank loans	$350	$450
Commercial paper	1,249	1,052
Loans from affiliates(1)	20,085	14,482
Total	$21,684	$15,984

(1)      We have significant financing transactions with Credit Suisse First Boston and certain of its subsidiaries and affiliates. See “—Related Party Transactions” and Note 3 of the consolidated financial statements in Part II, Item 8.

Credit Facilities

As part of our liquidity management strategy, we moved from syndicated unsecured facilities to bilateral secured facilities. As of December 31, 2004, Credit Suisse First Boston LLC, or CSFB LLC, maintained with third parties four 364-day committed secured revolving credit facilities totaling $1.5 billion, with two facilities totaling $450 million maturing in February 2005, one facility for $500 million maturing in July 2005 and one facility for $500 million maturing in November 2005. We renewed the two facilities that matured in February 2005 and increased the total of these facilities to $500 million, and we expect to renew the other facilities as they mature. In March 2005, we entered into a facility totaling $500 million maturing in March 2006. These facilities require CSFB LLC to pledge unencumbered marketable securities to secure any borrowings. Borrowings under each facility would bear interest at short-term rates related to either the Federal Funds rate or LIBOR and can be used for general corporate purposes. The facilities contain customary covenants that we believe will not impair our ability to obtain funding. As of December 31, 2004, no borrowings were outstanding under any of the facilities. We may from time to time enter into additional secured revolving credit facilities as part of our liquidity management.

Long-term Funding

We issue long-term debt through U.S. and Euromarket medium-term note programs, as well as syndicated and privately placed offerings around the world.

Under our currently effective $15.0 billion shelf registration statement on file with the SEC, which was established in June 2004 and allows us to issue from time to time senior and subordinated debt securities and warrants to purchase such securities, we had as of March 16, 2005 $11.5 billion available for issuance.

Under our $5.0 billion Euro Medium-term Note program, which was established in July 2001 and allows us to issue from time to time notes, we had as of March 16, 2005 $1.2 billion available for issuance.

For the year ended December 31, 2004, in order to extend the maturity profile of our debt we issued $1.1 billion in medium-term notes, $1.0 billion of 5.125% notes due 2014 and $1.4 billion of 4.7% notes due 2009 off of our then-existing $10.0 billion shelf registration statement. In addition we issued $500 million of floating rate notes due 2010, $1.0 billion of 4.125% notes due 2010 and $2.0 billion of 4.875% notes due 2015 under our $15.0 billion shelf registration statement.

During the year ended December 31, 2004, we repaid approximately $2.2 billion of medium-term notes and $68 million of structured notes.

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

Because a significant portion of our OTC derivatives arrangements are with affiliates, the amount of collateral that we would have been required to post pursuant to such contracts in the event of a one-notch downgrade of our senior long-term debt credit rating was not material as of December 31, 2004.

As of March 16, 2005, our ratings and ratings outlooks were as follows:

	Long-Term Debt	Commercial Paper		Outlook
Fitch Ratings	AA–	F-1	+	Stable
Moody’s Investors Service	Aa3	P-1		Stable
Standard & Poor’s	A+	A-1		Stable

In October 2004, Fitch Ratings changed our ratings outlook, as well as the ratings outlook for Credit Suisse First Boston and CSG, from negative to stable.

Capital Resources

Certain of our businesses are capital intensive. In addition to normal operating requirements, capital is required to cover financing and regulatory capital charges on various asset classes, including but not limited to, securities inventories, private equity investments and investments in fixed assets. Our overall capital needs are regularly reviewed to ensure that our capital base can appropriately support the anticipated needs of our business and the regulatory and other capital requirements of our subsidiaries. Based upon these analyses, we believe that our capitalization is adequate for current operating levels.

Regulated Subsidiaries

Our principal wholly owned subsidiary, CSFB LLC, is a registered broker-dealer, registered futures commission merchant and member firm of the NYSE. Accordingly, CSFB LLC is subject to the minimum net capital requirements of the SEC and the CFTC. Under the alternative method permitted by SEC Rule 15c3-1, the required net capital may not be less than the greater of 2% of aggregate debit balances arising from customer transactions or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act less the market value of certain commodity options, all as defined. Under CFTC Regulation 1.17, the required minimum net capital requirement is 8% of the total risk margin requirement (as defined) for all positions carried in customer accounts plus 4% of the total risk margin requirement (as defined) for all positions carried in non-customer accounts. At December 31, 2004, the CFTC’s minimum net capital requirement was greater than the SEC’s minimum net capital requirement. As of December 31, 2004, CSFB LLC’s net capital of approximately $3.2 billion was 60.5% of aggregate debit balances and in excess of the CFTC’s minimum requirement by approximately $3.0 billion.

Our OTC derivatives dealer subsidiary, CSFB Capital LLC, is also subject to the uniform net capital rule, but computes its net capital requirements based on value at risk pursuant to Appendix F of Rule 15c3-1. As of December 31, 2004, CSFB Capital LLC’s net capital of $326 million, allowing for market and credit risk exposure of $59 million and $41 million, respectively, was in excess of the minimum net capital requirement by $306 million. CSFB Capital LLC operates pursuant to the (k)(2)(ii) exemptive provisions of Rule 15c3-3 of the Exchange Act, and, accordingly, all customer transactions are cleared through CSFB LLC on a fully disclosed basis.

As of December 31, 2004, our subsidiaries complied with all applicable regulatory capital adequacy requirements.

Cash Flows

Our consolidated statements of cash flows classify cash flows into three broad categories: cash flows from operating activities, investing activities and financing activities. These statements should be read in conjunction with “—Related Party Transactions” as well as Note 3 of the consolidated financial statements in Part II, Item 8.

We present the consolidated statements of cash flows for the years ended December 31, 2003 and 2002 as if Pershing were part of our continuing operations until its sale in May 2003 and the assets and liabilities of Pershing as of December 31, 2002 were not presented as assets held for sale and liabilities held for sale.

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

For the Year Ended December 31, 2004

Cash and cash equivalents increased $393 million to $727 million as of December 31, 2004. Cash used in operating activities was $5.9 billion. The change in cash used in operating activities reflected a net increase in operating assets and operating liabilities of $7.7 billion, which occurred in the normal course of operations as a result of changes in customer needs, market conditions and proprietary trading and other strategies.

Cash of $3.3 billion was used for investing activities. The Company provided funding to its affiliates, resulting in increases in receivables from parent and affiliates of $3.2 billion.

Cash provided by financing activities was $9.6 billion. The changes are due to decreases in net collateralized financing arrangements of $759 million and increases of $5.7 billion in short-term borrowings and an increase of $7.0 billion in long-term borrowings used primarily to fund normal operating activities, provide funding to affiliates as part of the Company’s investing activities and repay $2.2 billion in long-term borrowings.

For the Year Ended December 31, 2003

Cash and cash equivalents decreased $146 million to $334 million as of December 31, 2003. Cash used in operating activities was $8.8 billion. The change in cash used in operating activities reflected a net increase in operating assets and operating liabilities of $9.5 billion, which occurred in the normal course of operations as a result of changes in customer needs, market conditions and proprietary trading and other strategies.

Cash of $1.1 billion was used for investing activities. The Company provided funding to its affiliates, resulting in increases in receivables from affiliates of $3.5 billion. We received $2.0 billion in cash as a result of the Pershing sale, $500 million in cash as a result of the sale of DLJ International Group Limited and $170 million in cash as a result of the sale of our Japanese online broker.

Cash provided by financing activities was $9.7 billion. The changes are due to increases in net collateralized financing arrangements of $4.1 billion, an increase of $4.1 billion in short-term borrowings used primarily to fund normal operating activities and an increase of $5.0 billion in long-term borrowings to meet cash needs of operating activities, to provide funding to affiliates as part of the Company’s investing activities and to repay $3.6 billion in long-term borrowings.

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

FIN 45 requires disclosure of our maximum potential payment obligations under certain guarantees to the extent that it is possible to estimate them and requires recognition of a liability for the fair value of guaranteed obligations for guarantees issued or amended after December 31, 2002. The recognition of these liabilities did not have a material effect on our financial position or results of operations. For disclosure of our estimable maximum payment obligations under certain guarantees and related information, see Note 10 of the consolidated financial statements in Part II, Item 8.

Retained or Contingent Interests in Assets Transferred to Unconsolidated Entities

We originate and purchase commercial and residential mortgages and purchase other debt obligations such as automobile loans and student loans and sell these assets directly or through affiliates to special purpose entities that are, in most cases, qualified special purpose entities, or QSPEs. These QSPEs issue securities that are backed by the assets transferred to the QSPEs and pay a return based on the returns on those assets. Investors in these mortgage-backed and asset-backed securities typically have recourse to the assets in the QSPE. The investors and the QSPEs have no recourse to our assets.

These QSPEs are generally sponsored by our subsidiaries. Our principal broker-dealer subsidiary, CSFB LLC, underwrites and makes markets in these mortgage-backed and asset-backed securities. Under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125,” or SFAS 140, a QSPE is not required to be consolidated with the transferor. Our mortgage-backed and asset-backed securitization activities are generally structured to use QSPEs, and the assets and liabilities transferred to QSPEs are not included in our financial statements.

We may retain interests in these securitized assets if CSFB LLC holds the assets in connection with its underwriting or market-making activities. Retained interests in securitized financial assets are included at fair value in the consolidated statements of financial condition. Any changes in the fair value of these retained interests are recognized in the consolidated statements of operations. We engage in these securitization activities to meet the needs of clients as part of our fixed income activities, to earn fees and to sell financial assets. These securitization activities do not provide a material source of our liquidity, capital resources or credit risk or market risk support. See Note 4 of the consolidated financial statements in Part II, Item 8, which includes quantitative information on our securitization activities and retained interests.

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

FIN 46 requires us to consolidate all VIEs for which we are the primary beneficiary which is defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both. In December 2003, the FASB modified FIN 46, through the issuance of FIN 46R, to address various implementation issues that had arisen since the issuance of FIN 46 and to provide companies the option to defer the adoption of FIN 46 for certain VIEs to periods ending after March 15, 2004. As of December 31, 2004 and 2003, we consolidated CDO VIEs for which we are the primary beneficiary. We also have interests in CDO VIEs that are not required to be consolidated because we are not the primary beneficiary.

As of January 1, 2004, the Company consolidated primarily under FIN 46R certain private equity funds that are managed by the Company. See Notes 1 and 4 of the consolidated financial statements in Part II, Item 8.

RELATED PARTY TRANSACTIONS

CSG, through CSFBI, owns all of our outstanding voting common stock. We are involved in significant financing and other transactions, and have significant related party balances, with Credit Suisse First Boston and certain affiliates. We generally enter into these transactions in the ordinary course of business and believe that these transactions are on market terms that could be obtained from unrelated third parties. See “—Derivatives” and Notes 3 and 6 of the consolidated financial statements in Part II, Item 8 for more information.

Certain of our directors, officers and employees and those of our affiliates and their subsidiaries maintain margin accounts with CSFB LLC and other affiliated broker-dealers in the ordinary course of business. In addition, certain of such directors, officers and employees have investments or commitments to invest in various private funds. We make loans to directors and executive officers on the same terms as are generally available to third parties or otherwise pursuant to widely available employee benefit plans. CSFB LLC and other affiliated broker-dealers, from time to time and in the ordinary course of business, enter into, as principal, transactions involving the purchase or sale of securities from or to such directors, officers and employees and members of their immediate families.

LESS LIQUID ASSETS

Certain of our assets, including private equity and other long-term investments, distressed securities, high-yield debt, mortgage whole loans and other non-investment-grade debt, are not highly liquid or trade in markets that have periods of volatility and illiquidity. The values of most of the more illiquid assets are reported at fair value, and the determination of fair value is based on management’s best estimate and depends on varying factors. See “—Critical Accounting Policies and Estimates—Fair Value” for further information on the determination of fair value of these less liquid assets.

Private Equity Activities

Our private equity and other long-term investment activities include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. These investments are primarily in unlisted or illiquid equity or equity-related securities and are carried at fair value based on a number of factors. As of December 31, 2004 and 2003, we had investments in private equity and other long-term investments of $3.1 billion and $1.1 billion, respectively, and we had commitments to invest up to an additional $1.0 billion as of December 31, 2004. The increase in private equity and other long-term investments reflects our consolidation primarily under FIN 46R of certain private equity funds. See “Business—Products and Services—Wealth & Asset Management—Alternative Capital—Private equity group” in Part I, Item 1, “—Critical Accounting Policies and Estimates—Fair Value” in Part II, Item 7 and Notes 1 and 5 of the consolidated financial statements in Part II, Item 8 for more information.

High-Yield Debt, Mortgage Whole Loans and Other Non-Investment-Grade Financial Instruments

We underwrite, trade and hold high-yield debt, which includes distressed debt, mortgage whole loans, loan participations, legacy distressed financial instruments and other non-investment-grade financial instruments. Due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions, these financial instruments and loans generally involve greater risk than investment-grade financial instruments. We record high-yield debt, residential mortgage whole loans and legacy distressed financial instruments at fair value, with the exception of certain residential mortgage whole loans and loan participations that are held for sale and are carried at the lower of cost or fair value. We record commercial mortgage whole loans held for sale at the lower of aggregate cost or fair value. Timing of the securitization of our mortgage whole loan inventory will affect the size of our positions at any given time. The following table sets forth our positions in these instruments as of December 31, 2004 and 2003:

	December 31, 2004		December 31, 2003
	Assets	Liabilities	Assets	Liabilities
	(In millions)
High-yield and distressed debt	$2,152	$709	$1,551	$675
Mortgage whole loans	14,987	—	9,101	—
Loan participations	17	—	70	—
Legacy distressed financial instruments	185	—	171	—
Total	$17,341	$709	$10,893	$675

DERIVATIVES

We enter into various transactions involving derivatives. We use derivatives contracts for both trading and hedging purposes and to provide products for our clients. These derivatives include options, forwards, futures and swaps. In general, derivatives are contractual agreements that derive their values from the performance of underlying assets, interest or currency exchange rates or a variety of indices. Most of our derivatives transactions are considered trading positions. See Note 6 of the consolidated financial statements in Part II, Item 8 for more information.

Sources and Maturities of OTC Derivatives

The following table sets forth the distributions, by maturity, of substantially all of our exposure with respect to OTC derivatives as of December 31, 2004. Fair values were determined on the basis of pricing models and other valuation methods. See “—Critical Accounting Policies and Estimates—Fair Value” in Part II, Item 7 and Notes 1, 6 and 10 of the consolidated financial statements in Part II, Item 8 for more information.

	Assets Maturity Distribution as of December 31, 2004
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total fair value
	(In millions)
Interest rate and credit spread risk	$329	$440	$138	$1,004	$1,911
Equity price risk	101	687	39	146	973
Foreign exchange risk	17	28	39	—	84
Total	$447	$1,155	$216	$1,150	$2,968

	Liabilities Maturity Distribution as of December 31, 2004
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total fair value
	(In millions)
Interest rate and credit spread risk	$380	$297	$112	$257	$1,046
Equity price risk	111	123	43	339	616
Foreign exchange risk	19	—	16	—	35
Total	$510	$420	$171	$596	$1,697

The following table sets forth as of December 31, 2004 substantially all of our exposure with respect to OTC derivatives, by counterparty credit rating and with affiliates.

Credit Rating(1)	December 31, 2004
(In millions)
AA+/AA	$1,293
AA–	8
A+/A/A–	126
BBB+/BBB/BBB–	1
BB+ or lower	16
Unrated	124
Derivatives with affiliates	1,400
Total	$2,968

(1)      Credit ratings are determined by external rating agencies or by our credit risk management department.

Derivatives With Related Parties

We enter into a substantial number of derivatives transactions with related parties. The following table sets forth derivatives transactions with related parties consisting primarily of interest rate swaps, credit default swaps and foreign exchange forward contracts. The fair values of derivatives contracts outstanding with related parties as of December 31, 2004 and 2003 were as follows.

	December 31, 2004		December 31, 2003
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Interest rate and credit spread risk	$1,346	$616	$1,860	$794
Equity price risk	9	61	12	29
Foreign exchange risk	45	18	38	1
Total	$1,400	$695	$1,910	$824

See Notes 3 and 6 of the consolidated financial statements in Part II, Item 8 for more information.

Item 7A:                 Quantitative and Qualitative Disclosures About Market Risk

GENERAL

We are part of CSFB and our risks are managed as part of the global CSFB business unit. The CSFB risk management process is designed to ensure that there are sufficient independent controls to measure, monitor and control risks in accordance with CSFB’s control strategy and in consideration of industry best practices. The primary responsibility for risk management lies with CSFB’s senior business line managers. They are held accountable for all risks associated with their businesses, including counterparty risk, market risk, liquidity risk, legal risk, operating risk and reputational risk.

CSFB believes that it has effective procedures for measuring and managing the risks associated with its business activities. CSFB cannot completely predict all market developments and CSFB’s risk management cannot fully protect against all types of risks. Unforeseen market developments or unexpected movements or disruption in one or more markets can result in losses due to events such as adverse changes in inventory values, a decrease in liquidity of trading positions, greater earnings volatility or increased credit risk exposure. Such losses could have a material adverse effect on our and CSFB’s results of operations and financial condition.

RISK MANAGEMENT

CSFB pursues a comprehensive approach to risk management. The primary objectives of its risk management strategy are to preserve its capital base, to optimize the allocation of capital, to foster a proactive risk culture and to protect CSFB’s reputation. Significant personnel and technological resources are used to support experienced decision-makers and to ensure that CSFB remains a leader in risk management. CSFB is exposed to many types of risks, and many businesses present more than one risk.

The Board of Directors of Credit Suisse First Boston, the Swiss bank, is ultimately responsible for the determination of general risk policy and risk management organization and for approving the overall market risk limit as recommended by CARMC. CARMC is responsible for formulating and implementing risk management strategies, allocating risk capital, approving market risk management policies and procedures, establishing, recommending and approving certain market risk limits (depending on level) and approving limit excesses within its own authority, and approving stress tests and scenario analysis definitions. CARMC meets on a monthly basis and on an ad hoc basis as needed. The Board of Directors of Credit Suisse First Boston established a Risk Committee in 2003. The Risk Committee provides additional oversight and has responsibility for approving certain limits.

Strategic Risk Management, or SRM, acts as the independent “risk conscience” of CSFB and is charged with approving the risk methodology, framework and limit structure. SRM assesses the overall risk profile of CSFB globally and recommends corrective action where appropriate to CARMC.

Risk Measurement and Management, or RMM, is responsible for the measurement and reporting of all credit risk and market risk data and the coordination of operational risk management for CSFB. RMM consolidates exposures arising from all trading portfolios and geographic centers on a daily basis.

Credit Risk Management, or CRM, is responsible for approving all credit risk assumed by CSFB. This includes the credit analysis of counterparties and issuers, the setting and approval of credit limits, the approval of transactions, the assessment and management of impaired assets and the establishment of CSFB’s policies and strategy on counterparty and country credit risk. In addition, CRM has oversight responsibility for concentrated positions in trading inventory. Unusual risks and specific policies and procedures are reviewed and approved by CARMC.

CRM’s responsibilities are carried out by senior officers within the CRM function who provide dedicated coverage to each of CSFB’s major businesses. Each of these CRM units is organized along regional lines, and in some cases further organized along industry or other lines of specialty, such as leveraged and project finance.

CRM, SRM and RMM are all independent of the front office. CRM and SRM report to the Executive Vice Chairman of CSFB. RMM reports to SRM.

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

The Corporate Treasury Department of CSFB is responsible for managing CSFB’s liquidity risk. See “Management’s Discussion and Analysis of Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 for a discussion of how we monitor liquidity risk.

For further information on the risks we face in our business, see “Business—Certain Factors That May Affect Our Results of Operations” in Part I, Item 1 of this Annual Report.

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

CSFB devotes considerable resources to ensuring that market risk is comprehensively captured, accurately modeled and effectively managed. The RMM department consolidates exposures arising from all trading portfolios in all geographic centers and calculates and reports CSFB’s global aggregate risk exposure on a daily basis. To achieve this, RMM uses a number of complementary risk measurement techniques, including value-at-risk, or VAR, scenario analysis and economic risk capital, or ERC. VAR is a statistical estimate of the potential loss arising from a portfolio using a predetermined confidence level and holding period, using market movements determined from historical data. Scenario analysis estimates the potential immediate loss from significant changes in market parameters that are modeled on past extreme events and hypothetical scenarios. ERC estimates the impact of severe market movements and attributes internal capital usage. As markets have grown more complex, sophisticated modeling has become increasingly important for sound risk assessment and risk/return analysis.

Value at Risk

CSFB has used a VAR methodology to model market risk since 1995. The CSFB VAR methodology uses assumptions and estimates that CSFB believes are reasonable, but different assumptions or estimates could result in different estimates of VAR.

CSFB’s VAR is defined as the 99th percentile greatest loss that may be expected in a portfolio over a ten-day holding period. In general, a rolling two-year period of historical data is used to derive the market movements used for this calculation. These parameters and procedures currently meet the quantitative and qualitative requirements prescribed by the Basel Committee on Banking Supervision, the Swiss Federal Banking Commission and other leading banking regulators. The methodology is subject to continuous review to ensure that it remains relevant to the business being conducted, captures all significant trading risks, is consistent across risk types and meets or exceeds regulatory and industry standards.

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

Market Risk Limits

Market risk limits can be expressed in terms of VAR, scenario analysis, market value, sensitivity and exposure. At CSFB, market risk limits are structured at three levels: an overall market risk limit for CSFB as a whole; market risk limits by division (such as the fixed income business); and market risk limits by risk type within a business (such as foreign exchange risk within the fixed income business). Asset class VAR limits may also be used to control exposure within a particular risk type.

The three-level limit structure described above represents CSFB’s official limit framework. Limits at lower levels (such as by region, business line, trading desk or trader) are sometimes imposed by trading management and are used to assist trading management to identify potential risk concentrations. RMM monitors and reports compliance with the official limit framework and also provides assistance to ensure compliance with lower level risk flags, as required.

Market Risk Exposures

Trading Portfolios

The VAR data presented below has been scaled down using a one-day holding period. The one-day VAR data below shows the market risk exposures of our trading positions as of December 31, 2004 and December 31, 2003. Due to the benefit of diversification, total VAR is less than the sum of the individual components. The table below presents minimum, maximum, average and total VAR.

Market risk exposures in trading portfolios

						As of	As of
	2004					December 31,	December 31,	2003
	Minimum		Maximum		Average	2004	2003	Average
99%, one-day VAR, in $ millions
Interest rate risk	25		55		39	34	49	42
Equity risk	12		32		19	15	14	16
Foreign currency exchange risk	—		4		1	1	—	—
Subtotal	—	(1)	—	(1)	59	50	63	—	(2)
Diversification benefit	—	(1)	—	(1)	(14)	(13)	(14)	—	(2)
Total	27		69		45	37	49	46

(1)      Because the minimum and maximum VAR for different risk types may occur at different times during the year, it is not meaningful to present a subtotal and a diversification benefit.

(2)      Because the average VAR in 2003 for different risk types was calculated based on quarter end values and total average VAR was calculated based on daily values, no diversification benefit is presented.

The Company’s one-day, 99% VAR decreased $12 million, or 25%, as of December 31, 2004 from December 31, 2003. The decrease in VAR was primarily caused by a reduction in the interest rate exposure and a general reduction in market volatility observed over the last two years, as 2002 data has been replaced by more benign 2004 data in the rolling two year underlying data set used to compute VAR.

We do not have material commodity price risk on our trading portfolio.

The comparison of daily revenue fluctuations with the daily VAR estimate is the primary method used to test the accuracy of the VAR model. Backtesting is performed at various levels of the trading portfolio, from CSFB down to more specific business lines. A backtesting exception occurs when the daily loss exceeds the daily VAR estimate. Results of the process at the aggregate level demonstrated zero exceptions when comparing the 99% one-day VAR with the backtesting profit and loss in 2004. An accurate model for the one-day, 99% VAR should have between zero and four backtesting exceptions on an annual basis. Backtesting profit and loss is a subset of actual trading revenue and includes only the profit and loss effects relevant to the VAR model, excluding fees, commissions, certain provisions and any trading subsequent to the previous night’s positions. It is appropriate to compare this measure with VAR for backtesting purposes because VAR assesses only the potential change in position value due to overnight movements in financial market variables such as prices, interest rates and volatilities. The graph below illustrates the relationship between daily backtesting profit and loss and daily VAR for the Company in 2004.

RELATIONSHIP BETWEEN BACKTESTING P&L AND VAR
ESTIMATE FOR CSFB (USA) Inc DURING 2004

The average daily trading revenue was a $13.7 million gain in 2004 ($12.1 million gain in 2003), the minimum daily trading revenue level was a loss of $16.8 million in 2004 ($41.1 million loss in 2003) and the maximum daily trading revenue level was a gain of $67.3 million in 2004 ($112.3 million gain in 2003). Trading revenue used in the histogram below is the actual daily trading revenue, which includes not only backtesting profit and loss but also fees, commissions, certain provisions and the profit and loss effects associated with any trading subsequent to the previous night’s positions. The histogram below shows the distribution of daily trading revenue for substantially all of the Company’s trading activities.

2004 vs 2003 DISTRIBUTION OF CSFB (USA) INC’S DAILY TRADING REVENUE
in millions

Non-trading Portfolios

CSFB uses sensitivity analysis as a risk measurement tool supporting the management of non-trading portfolios. It is generally defined as a measure of the potential changes in a portfolio’s fair value created by changes in one or multiple financial market rates or prices, including interest rates, foreign exchange rates and equity and commodity prices. The results can be focused to show the impact of an adverse shift in a single interest rate or to show the effects of many simultaneous changes. We have equity risk on our non-trading financial instruments portfolio, which consists of our private equity investments. We measure equity risk on our private equity investments using a sensitivity analysis that estimates the potential decline in the recorded value of the investments resulting from a 10% decline in the equity markets of developed nations and a 20% decline in the equity markets of emerging market nations. As of December 31, 2004, the estimated impact on pre-tax income as a result of the decline was a decrease of approximately $118 million compared to a decrease of approximately $112 million as of December 31, 2003.

We measure interest rate risk on non-trading positions using sensitivity analysis that estimates the potential change in the value of the non-trading portfolio resulting from a 50 basis points decline in the interest rates of developed nations and a 200 basis points decline in the interest rates of emerging market nations. Due to the current low levels of U.S. interest rates, the calculation of non-trading portfolio interest rate risk was changed from a 100 basis points decline to a 50 basis points decline in interest rates for developed nations during the second quarter of 2003. As of December 31, 2004, the estimated impact on pre-tax income as a result of the decline was a decrease of approximately $12 million compared to an increase of approximately $55 million as of December 31, 2003. This decrease is due to the reclassification of certain positions into the trading portfolio.

The foreign exchange risk on non-trading positions is measured using sensitivity analysis that estimates the potential change in the value of the non-trading portfolio resulting from a 10% strengthening of the U.S. dollar against developed currencies and a 20% strengthening of the U.S. dollar against emerging market currencies. The estimated impact of foreign exchange risk on the value of the non-trading portfolio would be a decrease of approximately $1 million as of December 31, 2004 and December 31, 2003.

We do not have material commodity price risk on our non-trading portfolio.

Scenario Analysis

VAR is designed to measure market risk in normal market environments. CSFB complements this with a scenario-based risk measure that examines the potential effects of changes in market conditions, corresponding to exceptional but plausible events, on its financial condition. The results of the analysis are used to manage exposures on a CSFB-wide basis, as well as at the portfolio level. Scenario analysis involves the revaluation of major portfolios to arrive at a measure of the profit or loss that CSFB may suffer under a particular scenario. Scenario analysis is therefore an essential component of CSFB’s market risk measurement framework for both trading and non-trading portfolios.

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

Economic Risk Capital

ERC is designed as a consistent and comprehensive risk evaluation model across the whole of CSFB and CSG. ERC is defined as the amount of economic capital required to remain solvent and in business under extreme market, business and operational conditions. ERC is calculated separately for position risk, business risk and operational risk. These three risk categories measure very different types of risk.

•       Position risk ERC—the level of unexpected loss in economic value on the Group’s portfolio of positions over a one-year horizon that is exceeded with a given, small probability (1% for risk management purposes; 0.03% for capital management purposes).

•       Operational risk ERC—the level of loss resulting from inadequate or failed internal processes, people and systems or from external events over a one-year horizon that is exceeded with a small probability (0.03%). Estimating this type of ERC is inherently more subjective, and reflects both quantitative tools as well as senior management judgements;

•       Business risk ERC—the difference between expenses and revenues in a severe market event, exclusive of the elements captured by position risk ERC and operational risk ERC.

Credit Risk

Definition of credit risk

Credit risk is the possibility of loss incurred as a result of a borrower or counterparty failing to meet its financial obligations. In the event of a default, a creditor generally incurs a loss equal to the amount owed by the debtor, less any recovery amount resulting from foreclosure, liquidation of collateral or the restructuring of the debtor company.

Credit risk exists within lending products, commitments and letters of credit, and receivables under derivatives, foreign exchange contracts and other transactions.

Credit risk management approach

Effective credit risk management is a structured process to assess, quantify, price, monitor and manage risk on a consistent basis. This requires a careful consideration of proposed extensions of credit, the setting of specific limits, diligent ongoing monitoring during the life of the exposure, active use of credit mitigation tools and a disciplined approach to recognizing credit impairment. All of these elements are integral parts of CSFB’s approach.

This credit risk management framework is regularly refined and covers all businesses that are exposed to credit risk. The framework comprises seven core components:

•       an individual counterparty and country rating system;

•       a transaction rating system;

•       a counterparty credit limit system;

•       country and regional concentration limits;

•       a risk-based pricing methodology;

•       active credit portfolio management; and

•       a credit risk provisioning methodology.

CSFB evaluates credit risk through a credit request and approval process, ongoing credit and counterparty monitoring and a credit quality review process. Experienced credit officers approve credit requests and assign internal ratings based on analysis and evaluation of the client’s creditworthiness and the type of credit transaction. CSFB has established a counterparty credit risk classification system where counterparties are rated and classified on a regular basis. This system affords consistency in statistical and other credit risk analysis, credit risk monitoring, risk-adjusted performance measurement and economic risk capital usage/allocation.

Each counterparty that generates a potential or actual credit risk exposure is assigned a risk rating. Additionally, CSFB assigns an estimate of the expected loss on a transaction in the event of a counterparty default, based on the transaction structure. The counterparty credit rating is used in combination with credit (or credit equivalent) exposure and the expected loss assuming a default in order to estimate the potential credit loss.

Credit Analysis Methodology

All counterparties are assigned a credit rating. The intensity and depth of analysis is related to the amount, duration and level of risk being proposed together with the perceived credit quality of the counterparty or issuer in question. Analysis consists of a quantitative and qualitative portion and strives to be forward looking, concentrating on economic trends and financial fundamentals. In addition, analysts make use of peer analysis, industry comparisons and other quantitative tools. Any final rating requires the consideration of qualitative factors relating to the company, its industry and management.

In addition to the aforementioned analysis, all counterparty ratings are subject to the rating of the country in which the counterparty is domiciled. Analysis of key sovereign and economic issues for all jurisdictions is undertaken and these are considered when assigning the rating and risk profile for individual counterparties.

Credit Authority

Credit authority is delegated by the Chief Credit Officer to specific senior CRM personnel based on each person’s knowledge, experience and capability. These delegations of credit authority are reviewed periodically. Credit authorization is separated from line functions. CARMC, in addition to its responsibilities for market risk, is also responsible for evaluating country, counterparty and transaction risk issues, applying senior level oversight for the credit review process and ensuring global consistency and quality of the credit portfolio. CARMC regularly reviews credit limits measuring country, geographic region and product concentrations, as well as impaired assets and recommended loan loss provisions.

A system of individual credit limits is used to manage individual counterparty credit risk. Certain other limits are also established to address concentration issues in the portfolio, including a comprehensive set of country and regional limits. Credit exposures to individual counterparties or segments and adherence to the related limits are monitored by credit officers, industry analysts and other relevant specialists. CSFB regularly analyzes its industry diversification and concentration in selected segments.

A rigorous credit quality review process has been established to provide an early identification of possible changes in the creditworthiness of clients and includes regular asset and collateral quality reviews, business and financial statement analysis and relevant economic and industry studies. Other key factors considered in the review process include business and economic conditions, historical experience, regulatory requirements and concentrations of credit volume by industry, country, product and counterparty rating. Regularly updated watch-lists and review meetings are used for the identification of counterparties where adverse changes in creditworthiness could occur due to events such as announced mergers, earnings weakness and lawsuits. In addition, credit protection, such as credit derivatives, is used to mitigate some exposures.

The review process culminates in a quarterly determination of the appropriateness of allowances for credit losses. A systematic provisioning methodology is used to identify potential credit risk related losses. Impaired transactions are classified as potential problem exposures, non-performing exposures, or non-interest earning exposures and the exposures are generally managed within the Global Recovery Management team. The Chief Credit Officer and Head of Global Recovery Management Group determine the adequacy of allowances, taking into consideration whether the levels are sufficient for credit losses and whether allowances can be released or if they should be increased.

Credit Risk Arising from Trading Positions and Derivative Transactions

Credit risk associated with CSFB’s trading and derivatives business is measured against counterparty limits on at least a daily basis. Credit risk is defined in terms of mark-to-market replacement value and potential exposure to maturity. The latter is based on the volatility of the underlying market factors such as interest and foreign exchange rates.

To minimize credit risk, CSFB may enter into master netting agreements, which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events. In addition, CSFB may reduce credit risk by obtaining collateral based upon an individual assessment of counterparties. Generally, CSFB accepts collateral in the form of cash, treasury instruments issued by G-7 countries and other marketable securities.

Country Risk

Country risk is the risk of a substantial, systemic loss of value in the financial assets of a country or group of countries, which may be caused by dislocations in the credit, equity and/or currency markets. CSFB’s major operating divisions all assume country risk in a variety of ways. The setting of limits for this risk is the responsibility of CARMC based on recommendations from CRM, SRM and CSFB’s economists.

Country limits for emerging markets are approved annually by the Board of Directors of CSG, following recommendations from CARMC. The measurement of exposures against country limits is undertaken by RMM, with weekly reports to senior management and monthly reports to CARMC. For trading positions, country risk is a function of the mark-to-market exposure and currency of the position, while for loans and related facilities, country risk is a function of the amount and currency that CSFB has lent or committed to lend. The day-to-day management of country exposure is assigned to each of the core businesses in accordance with its business authorizations and limit allocations. RMM and CRM provide independent oversight to ensure that the core businesses operate within their limits. CRM is responsible for periodically adjusting these limits to reflect changing credit fundamentals and business volumes.

Operational Risk

The definition of operational risk used by CSG is “the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events.” Business and strategic risk are specifically excluded from this definition.

Operational risk is inherent in many aspects of CSFB’s activities and comprises a large number of disparate risks. While market or credit risk is often chosen for the prospect of gain, operational risk is not normally chosen willingly, but is accepted as a necessary consequence of doing business. In comparison with market or credit risk, the sources of operational risk are difficult to identify comprehensively and the amount of risk is also intrinsically difficult to measure. CSFB therefore manages operational risk differently from market or credit risks. Operational risk is controlled through a network of controls, procedures, reports and responsibilities.

CSG uses a group-wide framework to monitor and control such risks. CSFB operates within this framework. CSFB has longstanding resources in place to deal with the many aspects of operational risk control (such as a substantial internal audit function, reporting to the CSG Audit Committee, and specialist operational risk functions covering CSFB’s key process-dependent departments such as operations, product control, information technology and financial control). CSFB’s primary aim is the early identification, assessment, prevention and mitigation of operational risks, as well as timely and meaningful management reporting.

CSFB continues to develop and enhance its operational risk framework. The key initiatives have included further enhancement of the global and regional governance structure for managing operational risk; further development of global and regional key risk indicators reporting; and the continued further development of a centralized operational risk loss database and enhanced collection processes. Also, in conjunction with CSG, CSFB continues to refine its ERC and allocation methodologies for operational risk. During the year, CSFB has continued to prepare its operational risk management and measurement framework for compliance with the requirements of the Advanced Measurement Approach of Basel II.

Settlement Risk

Settlement risk arises whenever the settlement of a transaction results in timing differences between the disbursement of cash or securities and the receipt of countervalue from the counterparty. This risk arises whenever transactions settle on a “free of payment” basis and is especially relevant when operating across time zones.

In many instances we are now able to utilize the services of a central counterparty who takes on responsibility within a particular market for netting off settlement exposure between the counterparties, leaving only a net settlement outstanding. Where this is not applicable and in those instances where market convention and/or products preclude a value-for-value exchange, CSFB manages its risk through confirmation and affirmation of transaction details with counterparties. In addition, CSFB also proactively seeks to manage the timing of settlement instructions to its agents and the reconciliation of incoming payments in order to reduce the window of exposure. CRM considers these factors in deciding counterparty risk limits.

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

The investment banking business is subject to extensive regulation by governmental and self-regulatory organizations around the world. A failure to comply with these regulations could result in regulatory investigations, fines, and restrictions on some of CSFB’s business activities or other sanctions. CSFB seeks to minimize legal risk through the adoption of compliance and other policies and procedures, continuing to refine controls over business practices and behavior, extensive employee training sessions, the use of appropriate legal documentation, and the involvement of the Legal and Compliance Department, outside legal counsel and the CSFB Global Compliance Committee, made up of some of the firm’s most senior officers. See “Business—Certain Factors That May Affect Our Results of Operations—Legal and Regulatory Risks” in Part I, Item 1.

Reputational Risk

CSFB’s policy is to avoid any action or transaction that brings with it a potentially unacceptable level of risk to CSFB’s reputation.

Reputational risk may arise from a variety of sources, including the nature or purpose of a proposed transaction, the identity or nature of a potential client, the regulatory or political climate in which the business will be transacted or significant public attention surrounding the transaction itself. Where the presence of these or other factors gives rise to potential reputational risk for CSFB, the relevant business proposal is required to be submitted to CSFB’s reputational risk review process. This involves a vetting of the proposal by senior business management, and its subsequent referral to a reputational risk approver, who is independent of CSFB’s business divisions and who has authority to approve, reject, or impose conditions on CSFB’s participation.

Liquidity Risk

Our liquidity risk is managed as a part of CSFB’s global liquidity policy. CSFB’s liquidity policy focuses on the proven stability of its unsecured funding sources, which include CSFB-sourced deposits as well as access to customer funds sourced by affiliates. The deposit base provides CSFB with substantial sources of liquidity that are well diversified and primarily driven by customer relationships rather than price. These deposits provide a stable source of funds. We also regularly access the capital markets through our commercial paper program, medium-term note programs and issues of senior debt and other securities. We and CSFB also have access to additional liquidity through our subsidiary broker-dealers, which have the capacity to increase their funding through the secured funding markets (repurchase agreements and other collateralized arrangements). These secured funding markets have proven reliable in high stress conditions. This secondary source of liquidity is potentially available as alternative funding to meet business plans and commercial commitments. CSFB LLC also has access on a committed basis to secured lending facilities with various banks. CSFB regularly stress tests its liquidity using scenarios designed to represent highly adverse conditions. See “Management’s Discussion and Analysis of Results of Operations—Liquidity and Capital Resources—Liquidity Measurement and Planning” in Part II, Item 7 for a discussion of how we monitor our liquidity position.

Business Continuity

CSFB’s business continuity plan is designed to address the effects of various internal or external significant business disruptions that may be caused by a number of foreseeable scenarios. An internal significant business disruption, such as fire, flood or power failure within a CSFB building would likely affect only CSFB’s ability to communicate and do business. An external significant business disruption, such as a terrorist attack, natural disaster or other wide-scale or regional disruption would likely prevent the operation of the securities markets or a number of firms. CSFB’s business continuity plan includes a crisis management framework as well as a number of contingency sites and plans to address both internal and external significant business disruptions.

CSFB’s policy is to respond to all significant business disruptions by focusing on:

•       safeguarding employees’ lives, customer assets and firm property,

•       making timely and prudent financial and operational assessments,

•       quickly recovering and resuming operations,

•       protecting the firm’s books and records, and

•       allowing CSFB customers to transact business.

CSFB’s actual response to an external significant business disruption would rely more heavily on other organizations and systems. As such, the availability of physical and market infrastructure from other parties would affect CSFB’s ultimate response in a wide-scale or market-wide disruption.

Item 8:                         Financial Statements and Supplementary Data

Our consolidated financial statements, together with the notes thereto and the Independent Auditor’s report thereon, are set forth on pages F-1 to F-54 of this Annual Report on Form 10-K. In addition, the supplementary financial information on selected quarterly financial data is set forth on page F-54 of this Annual Report.

Item 9:                         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A:                 Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B:                 Other Information

None.

PART III

Item 10:                  Directors and Executive Officers of the Registrant

Pursuant to General Instruction I of Form 10-K, the Company is not required to provide the information required by Item 10.

Set forth below is information as of March 17, 2005 with respect to our directors and executive officers.

Name	Age	Position
Brian D. Finn	44	Director, President and Chief Executive Officer
Paul C. Wirth	47	Chief Financial and Accounting Officer
Neil Moskowitz	46	Director, Managing Director
Eileen K. Murray	47	Director, Managing Director
Brady W. Dougan	45	Managing Director
Gary G. Lynch	54	Managing Director and General Counsel
Lewis H. Wirshba	48	Managing Director and Treasurer

BRIAN D. FINN.   Mr. Finn is a member of the CSG Executive Board and is President of CSFB, a position he has held since July 2004. He is also the Head of Alternative Capital of CSFB effective January 2005. He is a member of the most senior executive board of CSFB, which we refer to as the CSFB Executive Board. Prior to assuming his current roles, Mr. Finn was Co-President of Institutional Securities of CSFB beginning November 2002 and before that a member of the Office of the Chairman of CSFB. Mr. Finn joined CSFB in April 2002 from Clayton, Dubilier & Rice. Before joining Clayton, Dubilier & Rice in 1997, he was a Managing Director and Co-Head of Mergers & Acquisitions at CSFB.

PAUL C. WIRTH.   Mr. Wirth is Global Controller and Chief Accounting Officer of CSFB. Mr. Wirth joined CSFB in February 2004 from Deloitte & Touche where he was the National Managing Partner for the Banking & Finance Practice and a member of Deloitte & Touche’s Global Banking & Securities Leadership Group from July 2000 through January 2004. Previously, he spent 21 years at KPMG, 11 years as an assurance partner in its New York Financial Services Practice.

NEIL MOSKOWITZ.   Mr. Moskowitz is Chief Financial Officer of CSFB, a position he has held since July 2004, and a member of the CSFB Executive Board. Prior to assuming these roles, Mr. Moskowitz served as Chief Operating Officer for Institutional Securities of CSFB. He joined the Firm in 1994 as Head of European Operations and subsequently spent eight years as the Chief Operating Officer for the Equities Division. Prior to joining CSFB, Mr. Moskowitz spent ten years at Goldman Sachs where he held various positions including manager of U.S. and European equity operations, manager of European stock lending and manager of European funding and repurchase finance.

EILEEN K. MURRAY.   Ms. Murray was appointed the Head of Global Technology and Operations of CSFB in February 2002 and Head of Product Control in November 2002. Ms. Murray is also a member of the CSFB Executive Board. Ms. Murray joined CSFB in February 2002 from Morgan Stanley, where she was Chief Administrative Officer for the Institutional Securities Group. Ms. Murray joined Morgan Stanley in 1984 as a Senior Analyst in the Controllers Department. Prior to the merger of Morgan Stanley and Dean Witter, she was Controller and Treasurer.

BRADY W. DOUGAN.   Mr. Dougan is a member of the CSG Executive Board and is Chief Executive Officer of CSFB, a position he has held since July 2004, and is a member of the CSFB Executive Board. Prior to assuming his current roles, Mr. Dougan was Co-President of Institutional Securities of CSFB beginning in November 2002 and before that he was Global Head of the Securities Division of CSFB from 2001 to 2002. Mr. Dougan was Head of the Equities Division of CSFB from 1996 to 2001. Mr. Dougan served as Co-Head of the Global Debt Capital Markets Group at CSFB and Co-Head of the Credit Suisse

Financial Products marketing efforts in the Americas from 1993 to 1996. Mr. Dougan joined CSFB in 1990 from Bankers Trust Corporation.

GARY G. LYNCH.   Mr. Lynch is a member of the CSG Executive Board and is Executive Vice-Chairman and Global General Counsel of CSFB. Mr. Lynch also is a member of the CSFB Executive Board. Mr. Lynch joined CSFB in October 2001 from Davis Polk & Wardwell, where he had been a partner since 1989. Mr. Lynch was Director of the Enforcement Division at the SEC from 1985 to 1989.

LEWIS H. WIRSHBA.   Mr. Wirshba is Corporate Treasurer of CSFB, a position he has held since 1996, and has served as Global Head of CSFB’s New Business Department since March 2000. He joined CSFB in 1986 from the Treasurer’s office of General Motors.

Effective March 18, 2005, David C. Fisher will replace Paul C. Wirth as Chief Financial and Accounting Officer of the Company. From early 2004 until early 2005, Mr. Fisher served as a member of the Institutional Securities Infrastructure and Support group in a project management role for the CSFB Product Control and Operations departments. Prior to that, Mr. Fisher was the Global Head of Financial Control of CSFB from 1999 to 2004 and the Chief Financial and Accounting Officer of the Company from March 2002 to March 2004. Mr. Fisher joined CSFB from Bankers Trust Corporation, where he was Controller from 1998 to 1999. From 1985 to 1998, Mr. Fisher worked for Salomon Brothers Inc, where he was Controller for the majority of his tenure. Prior to that, Mr. Fisher was an audit partner with Arthur Andersen LLP.

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

Item 13:                  Certain Relationships and Related Transactions

Pursuant to General Instruction I of Form 10-K, the information required by Item 13 is omitted.

Item 14:                  Principal Accountant Fees and Services

The following table presents fees billed to the Company by KPMG LLP for the years ended December 31, 2004 and 2003:

	December 31, 2004	December 31, 2003
	(In thousands)
Audit fees(1)	$3,511	$4,640
Audit-related fees(2)	235	620
Audit and audit-related fees	3,746	5,260
Tax fees(3)	1,746	1,016
All other fees(4)	153	300
Total fees	$5,645	$6,576

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

(2)      Includes: (i) audits of private equity funds and employee benefit plans; (ii) certain agreed-upon procedures engagements; (iii) accounting advice; and (iv) assessment and testing of internal controls.

(3)      Includes fees for tax consultation, tax compliance services and the termination of a prior period findings-based fee arrangement for tax account review which was restructured into a fixed fee arrangement in 2004. A fee of $551 thousand was paid in 2004 in accordance with the new fee arrangement. A fee of $99 thousand was paid in 2003 pursuant to the original agreement.

(4)      Includes fees for non-audit-related accounting consultations.

Pre-approval Policy

We are not subject to a requirement to maintain an audit committee. CSG’s audit committee has adopted a pre-approval policy that applies to all of its subsidiaries, including the Company. The audit committee’s policy limits the scope of services that may be provided to the Company by KPMG LLP, its independent auditor, to pre-approved audit and certain permissible non-audit services, including audit-related services, tax services and other services. The audit committee may also approve particular services on a case-by-case basis. The independent auditor and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditor and the fees for the services performed to date.

PART IV

Item 15:                  Exhibits and Financial Statement Schedule

(a)    Documents filed as part of this Report

1.                Consolidated Financial Statements

The consolidated financial statements required to be filed in this Annual Report are listed on page F-1 hereof.

2.                Financial Statement Schedule

The financial statement schedule required to be filed in this Annual Report is listed on page F-1 hereof. The required schedule appears on pages F-55 through F-59 hereof.

3.                Exhibits

An exhibit list has been filed as part of this Annual Report beginning on page E-1 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
Credit Suisse First Boston (USA), Inc.

We have audited the accompanying consolidated statements of financial condition of Credit Suisse First Boston (USA), Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and the related financial statement schedule. These consolidated financial statements and related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2003 the Company changed its method of accounting for variable interest entities and share-based compensation.

/s/ KPMG LLP
New York, New York
March 17, 2005

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In millions)

	December 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$727	$334
Collateralized short-term financings:
Securities purchased under agreements to resell	48,887	50,388
Securities borrowed	82,912	77,999
Receivables:
Customers	3,307	2,871
Brokers, dealers and other	11,094	6,661
Financial instruments owned (includes securities pledged as collateral of $54,663 and $47,565, respectively):
U.S. government and agencies	32,841	31,781
Corporate debt	14,721	12,761
Mortgage whole loans	14,987	9,101
Equities	28,712	15,161
Commercial paper	1,171	641
Private equity and other long-term investments	3,127	1,123
Derivatives contracts	3,663	5,573
Other	3,665	3,765
Net deferred tax asset	1,103	1,283
Office facilities at cost (net of accumulated depreciation and amortization of $913 and $865, respectively)	420	468
Goodwill	527	532
Loans receivable from parent and affiliates	22,692	19,481
Other assets and deferred amounts	1,257	1,643
Total assets	$275,813	$241,566

See accompanying notes to consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition (Continued)
(In millions, except share date)

	December 31, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDER’S EQUITY
Commercial paper and short-term borrowings	$21,684	$15,984
Collateralized short-term financings:
Securities sold under agreements to repurchase	108,407	110,667
Securities loaned	45,148	27,708
Payables:
Customers	6,767	5,602
Brokers, dealers and other	10,277	4,086
Financial instruments sold not yet purchased:
U.S. government and agencies	20,154	23,700
Corporate debt	2,842	2,523
Equities	5,245	5,231
Derivatives contracts	2,295	3,955
Other	161	336
Obligation to return securities received as collateral	4,980	1,955
Accounts payable and accrued expenses	3,327	2,836
Other liabilities	4,521	3,021
Long-term borrowings	28,941	24,321
Total liabilities	264,749	231,925
Stockholder’s Equity:
Common stock ($0.10 par value; 50,000 shares authorized; 1,100 shares issued and outstanding)	—	—
Paid-in capital	8,538	8,012
Retained earnings	2,534	1,787
Accumulated other comprehensive loss	(8)	(158)
Total stockholder’s equity	11,064	9,641
Total liabilities and stockholder’s equity	$275,813	$241,566

See accompanying notes to consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions)

	For the Year Ended December 31,
	2004	2003	2002
Revenues:
Principal transactions—net	$657	$(642)	$(1,296)
Investment banking and advisory	1,771	1,753	2,154
Commissions and fees	1,342	1,293	1,505
Interest and dividends, net of interest expense of $5,731, $4,447 and $5,436, respectively	2,483	2,392	2,058
Other	88	201	542
Total net revenues	6,341	4,997	4,963
Expenses:
Employee compensation and benefits	3,335	2,740	2,997
Occupancy and equipment rental	483	478	502
Brokerage, clearing and exchange fees	298	289	241
Communications	129	119	171
Professional fees	304	276	331
Merger-related costs	8	122	338
Other operating expenses	(42)	404	864
Total expenses	4,515	4,428	5,444
Income (loss) from continuing operations before provision (benefit) for income taxes, minority interests, discontinued operations and cumulative effect of a change in accounting principle	1,826	569	(481)
Provision (benefit) for income taxes	397	244	(135)
Minority interests	642	—	—
Income (loss) from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	787	325	(346)
Discontinued operations:
Income from discontinued operations	—	1,361	136
Provision for income taxes	—	485	47
Income from discontinued operations, net of income taxes	—	876	89
Income (loss) before cumulative effect of a change in accounting principle	787	1,201	(257)
Cumulative effect of a change in accounting principle, net of income tax benefit of $5 in 2003	—	(9)	—
Net income (loss)	$787	$1,192	$(257)

See accompanying notes to consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholder’s Equity
For the Years Ended December 31, 2004, 2003 and 2002
(In millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balances as of December 31, 2001	$5	$—	$6,693	$854	$(72)	$7,480
Net loss	—	—	—	(257)	—	(257)
Foreign currency translation adjustment	—	—	—	—	6	6
Minimum pension liability adjustment, net of income tax benefit of $49	—	—	—	—	(90)	(90)
Total comprehensive loss						(341)
Capital contribution by CSFBI	—	—	300	—	—	300
Redemption of Series B preferred stock	(1)	—	—	—	—	(1)
CSG share plan activity, including tax charge of $7	—	—	653	—	—	653
Preferred stock dividends	—	—	—	(2)	—	(2)
Balances as of December 31, 2002	4	—	7,646	595	(156)	8,089
Net income	—	—	—	1,192	—	1,192
Foreign currency translation adjustment	—	—	—	—	2	2
Minimum pension liability adjustment, net of income tax benefit of $2	—	—	—	—	(4)	(4)
Total comprehensive income						1,190
Capital contribution by CSFBI	—	—	75	—	—	75
Redemption of Series B preferred stock	(4)	—	—	—	—	(4)
CSG share plan activity, including tax charge of $27	—	—	325	—	—	325
Tax charge associated with an investment previously recorded through equity and other	—	—	(34)	—	—	(34)
Balances as of December 31, 2003	—	—	8,012	1,787	(158)	9,641
Net income	—	—	—	787	—	787
Minimum pension liability adjustment, net of income tax charge of $80	—	—	—	—	150	150
Total comprehensive income						937
CSG share plan activity, including tax benefit of $131	—	—	526	—	—	526
Common stock dividend	—	—	—	(40)	—	(40)
Balances as of December 31, 2004	$—	$—	$8,538	$2,534	$(8)	$11,064

See accompanying notes to consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2004, 2003 and 2002
(In millions)

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$787	$1,192	$(257)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net pre-tax gain on sale of broker-dealer subsidiaries	—	—	(528)
Pre-tax gain on sale of Pershing	—	(1,324)	—
Pre-tax gain on sale of DLJdirect SFG Securities Inc.	—	(115)	—
Depreciation and amortization	196	234	208
Write-down of intangible assets	—	200	—
Non-cash CSG share plan activity	415	352	660
Tax benefit on CSG share plan activity	131	—	—
Deferred taxes	71	244	284
Other, net	150	(63)	(91)
Change in operating assets and operating liabilities:
Securities borrowed	(4,913)	(6,703)	(3,058)
Receivables from customers	(436)	(1,753)	491
Receivables from brokers, dealers and other	(4,433)	337	5,192
Financial instruments owned	(21,190)	(8,107)	(2,338)
Other assets and deferred amounts and Other liabilities, net	52	1,105	30
Securities loaned	17,440	3,530	(4,514)
Payables to customers	1,165	1,777	(799)
Payables to brokers, dealers and other	6,191	(3,706)	(3,906)
Financial instruments sold not yet purchased	(5,048)	3,371	2,134
Obligation to return securities received as collateral	3,025	1,059	(138)
Accounts payable and accrued expenses	491	(397)	(2,790)
Net cash used in operating activities	(5,906)	(8,767)	(9,420)
Cash flows from investing activities:
Net (payments for) proceeds from:
Loans receivable from parent and affiliates	(3,211)	(3,538)	(7,756)
Sale of broker-dealer subsidiaries	—	—	674
Sale of Pershing	—	2,000	—
Sale of DLJ International Group Limited	—	500	—
Sale of DLJdirect SFG Securities Inc.	—	170	—
Office facilities, net	(106)	(178)	(134)
Purchase of Holt Value Associates, LP, net of cash	—	(8)	(80)
Purchase of Volaris Advisors, net of cash	—	(16)	—
Purchase of Investment Property Mortgage, LLC and related assets, net of cash	—	(34)	—
Net cash used in investing activities	(3,317)	(1,104)	(7,296)
Cash flows from financing activities:
Net proceeds from (payments for):
Commercial paper and short-term borrowings	5,700	4,051	2,897
Redemption of Series B preferred stock	—	(4)	(1)
Capital contribution by CSFBI	—	75	300
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	(759)	4,139	6,956
Dividend equivalents on CSG share plan activity	(20)	—	—
Cash dividends	(40)	—	(2)
Issuances of long-term borrowings	6,974	5,029	10,363
Redemptions and maturities of long-term borrowings	(2,239)	(3,565)	(3,852)
Net cash provided by financing activities	9,616	9,725	16,661
Increase (decrease) in cash and cash equivalents	393	(146)	(55)
Cash and cash equivalents included in assets held for sale	—	—	(1,218)
Cash and cash equivalents as of the beginning of year	334	480	1,753
Cash and cash equivalents as of the end of year	$727	$334	$480
SUPPLEMENTAL DISCLOSURES
Cash payments for interest	$5,686	$4,741	$4,915
Cash payments for income taxes, net of refunds	$76	$161	$155

See accompanying notes to consolidated financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004

1. Summary of Significant Accounting Policies

The Company

The consolidated financial statements include Credit Suisse First Boston (USA), Inc., formerly known as Donaldson, Lufkin and Jenrette, Inc. (“DLJ”), and its subsidiaries (the “Company”). The Company is a leading integrated investment bank serving institutional, corporate, government and high-net-worth individual clients. The Company’s products and services include securities underwriting, sales and trading, financial advisory services, private equity investments, full service brokerage services, derivatives and risk management products and investment research. The Company is an indirect wholly owned subsidiary of Credit Suisse Group (“CSG”), which acquired DLJ on November 3, 2000. Any unexercised or unvested share options of DLJ as of the closing date were converted into CSG share options. After the acquisition, DLJ changed its name to Credit Suisse First Boston (USA), Inc. All significant intercompany balances and transactions have been eliminated.

CSG accounted for the acquisition using the purchase method of accounting. However, because the Company had significant preferred stock and public debt outstanding at the time of the acquisition, no adjustments of the historical carrying values of the Company’s assets and liabilities to reflect the acquisition were recorded in the Company’s historical financial statements. Similarly, although the acquisition gave rise to goodwill and intangible assets, none of the goodwill and intangible assets were “pushed down” to the Company. The goodwill and intangible assets associated with the acquisition were recorded in the financial statements of CSG and the Company’s parent companies, Credit Suisse First Boston, Inc. (“CSFBI”) and Credit Suisse First Boston, and do not affect the Company’s results of operations.

On November 3, 2000, in conjunction with the closing of the acquisition, the Company’s immediate parent, CSFBI, transferred all of the outstanding shares of Credit Suisse First Boston LLC (“CSFB LLC”), formerly Credit Suisse First Boston Corporation, a U.S. registered broker-dealer that was a direct wholly owned subsidiary of CSFBI, to the Company in exchange for newly issued shares of the Company. CSFB LLC became a direct wholly owned subsidiary of the Company. Because the transfer of CSFB LLC was between entities under common control, it has been accounted for at historical cost in the accompanying consolidated financial statements. Accordingly, the operating results of CSFB LLC have been included in the Company’s consolidated financial statements from November 3, 2000, the date of the transfer.

The Company’s immediate parent company, CSFBI, transferred the high-net-worth business (“HNW Business”) of Credit Suisse Asset Management, LLC (“CSAM”), a wholly owned subsidiary of CSFBI, to the Company as a capital contribution of $221 million on March 31, 2004. The transfer of this business was accounted for at historical cost in a manner similar to pooling-of-interest accounting because CSAM and the Company were under the common control of CSFBI at the time of transfer. Accordingly, the Company has restated its financial information for all periods presented to reflect the financial condition, results of operations, cash flows and changes in stockholder’s equity of the CSAM HNW Business as if the Company had acquired it on November 3, 2000, the date that the Company was acquired by CSFBI. The transferred assets of this business consist principally of goodwill and intangible assets relating primarily to CSAM’s acquisition of Warburg Pincus Asset Management in 1999. In December 2003, CSAM wrote down the value of its high-net-worth intangible assets, resulting in a pre-tax loss of $200 million and an after-tax loss

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Continued)
December 31, 2004

1. Summary of Significant Accounting Policies (Continued)

of $130 million. The loss is reflected in these consolidated financial statements and restated audited consolidated financial statements filed by the Company on June 4, 2004 on Form 8-K.

As of January 1, 2004, the Company transferred the private equity and private funds businesses from the Institutional Securities segment to the Financial Services segment, which has been renamed the Wealth & Asset Management segment. As a result, the Company changed the presentation of the Institutional Securities and Wealth & Asset Management segment results. In addition, the Company allocated to the segments merger-related costs and certain other costs and revenues, previously excluded from its reportable segments. For comparative purposes, prior period segment numbers have been changed to conform to the new segment reporting structure. These segment changes did not affect the Company’s previously reported consolidated results of operations.

On May 1, 2003, the Company sold its Pershing unit (“Pershing”) to The Bank of New York Company, Inc. and recorded a pre-tax gain of approximately $1.3 billion and an after-tax gain of $852 million in the second quarter of 2003. The Pershing operations are presented as discontinued operations in the consolidated statements of operations for the years ended December 31, 2003 and 2002. Pershing’s assets and liabilities were classified as assets held for sale and liabilities held for sale as of December 31, 2002. The consolidated statements of cash flows present the Company’s cash flows as if the assets and liabilities of Pershing were not assets held for sale and liabilities held for sale. Therefore, the cash flows pertaining to discontinued operations have not been reported separately in the consolidated statements of cash flows.

On March 20, 2003, CSFBI transferred its wholly owned subsidiary Credit Suisse First Boston Management LLC (“Management LLC”) to the Company as a capital contribution of $75 million. The transfer of Management LLC has been accounted for at historical cost in a manner similar to pooling-of-interest accounting because Management LLC and the Company were under the common control of CSFBI at the time of the transfer. The Company’s financial information reflects the financial condition, results of operations, cash flows and changes in stockholder’s equity as if the Company had acquired Management LLC on November 3, 2000, the date that the Company was acquired by CSFBI.

Basis of financial information.   To prepare consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management must make estimates and assumptions. The reported amounts of assets and liabilities and revenues and expenses are affected by these estimates and assumptions, the most significant of which are discussed in the notes to the consolidated financial statements. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ materially from these estimates.

The Company consolidates all entities in which it has a controlling financial interest, which is typically all, or a majority of, the voting interests. The Company also consolidates entities that are variable interest entities (“VIEs”) when it is determined to be the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) and the subsequent modifications of FIN 46 under FIN 46R. See Notes 4 and 5 for more information. Entities in which the Company holds 20% to 50% of the voting rights or has the ability to exercise significant influence, other than private equity investments which are consolidated primarily under FIN 46R, are accounted for under Accounting Principles Board (“APB”) Opinion No. 18, “The Equity

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Continued)
December 31, 2004

1. Summary of Significant Accounting Policies (Continued)

Method of Accounting for Investments in Common Stock.” In cases where the Company has a voting interest of less than 20% and does not have significant influence, the investment is carried at cost. Where an investment is treated as financial instruments owned in its broker-dealers, the Company does not apply the cost or equity method and carries the investment at fair value.

Certain reclassifications have been made to prior year consolidated financial statements to conform to the 2004 presentation.

Significant Accounting Policies

Cash and cash equivalents.   Cash and cash equivalents include all demand deposits held in banks and certain highly liquid investments with original maturities of 90 days or less, other than those held for sale in the ordinary course of business.

Collateralized short-term financings.   The Company enters into transactions involving securities sold under agreements to repurchase (“repurchase agreements”) and securities purchased under agreements to resell (“resale agreements”) and securities borrowed and securities loaned transactions as part of the Company’s matched-book activities to accommodate clients, finance the Company’s trading inventory, obtain securities for settlement and earn interest spreads.

Repurchase agreements and resale agreements are treated as collateralized financing arrangements and are carried at contract amounts that reflect the amounts at which the securities will be subsequently repurchased or resold. Interest on such contract amounts is accrued and is included in the consolidated statements of financial condition in receivables from and payables to brokers, dealers and other. The Company takes possession of the securities purchased under resale agreements and obtains additional collateral when the market value falls below the contract value. The Company nets certain repurchase agreements and resale agreements with the same counterparty in the consolidated statements of financial condition when the requirements of FIN No. 41, “Offsetting of Amounts Relating to Certain Repurchase and Reverse Repurchase Agreements,” are satisfied.

The Company uses derivatives to mitigate the interest rate exposure associated with certain resale and repurchase agreements. These derivatives are carried at fair value, with the change in fair value recorded in the consolidated statements of operations, while the resale and repurchase agreements are carried at contract amounts, with interest income (expense) accruing over the term of the agreement in receivables from and payables to brokers, dealers and other in the consolidated statements of financial condition. As a result, increases and decreases in the value of the derivatives are not offset by decreases and increases in the value of the resale and repurchase agreements until the securities are repurchased or sold. Therefore, the Company’s net revenues are subject to volatility from period to period.

Securities borrowed and securities loaned transactions are recorded at the amount of cash collateral advanced or received. For securities borrowed, the Company deposits cash, letters of credit or other collateral with the lender. For securities loaned, the Company receives cash or other collateral from the borrower generally in excess of the market value of securities loaned. Interest on such transactions is accrued and is included in the consolidated statements of financial condition in receivables from and

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Continued)
December 31, 2004

1. Summary of Significant Accounting Policies (Continued)

payables to brokers, dealers and other. The Company monitors the market value of securities borrowed and loaned daily and obtains or refunds collateral as necessary.

Receivables from customers/Payables to customers.   Receivables from and payables to customers include amounts due on regular-way securities transactions, margin transactions and commodities futures. Securities owned by customers, including those that collateralize margin or similar transactions are not reflected in the consolidated statements of financial condition.

Receivables from brokers, dealers and other/Payables to brokers, dealers and other.   Receivables from brokers, dealers and other include amounts receivable for securities not delivered by the Company to a purchaser by the settlement date (“fails to deliver”), accrued dividends and interest, margin due on futures contracts and omnibus receivables. Payables to brokers, dealers and other include amounts payable for securities not received by the Company from a seller by the settlement date (“fails to receive”) and accrued dividends and interest. In addition, the net receivable or payable arising from unsettled regular-way trades is included in receivables from brokers, dealers and other or payables to brokers, dealers and other.

Fair value of financial instruments.   Substantially all of the Company’s financial instruments, as well as financial instruments with off-balance sheet risk (with the exception of commercial mortgage loans and certain residential mortgages that are held for sale), are carried at fair value. Fair value is estimated as of the date of the statement of financial condition, based on relevant market information or the value of the underlying financial instrument. Financial instruments are recorded on a trade date basis, with the exception of mortgage whole loans which are recorded on a settlement date basis.

The determination of fair value is fundamental to the Company’s financial condition and results of operations and, in certain circumstances, requires management to make complex judgments. Fair value is based generally on listed market prices or broker or dealer price quotations. If prices are not readily determinable or if liquidating the Company’s positions is reasonably expected to affect market prices, fair value is based on either internal valuation models or management’s estimate of amounts that could be realized under current market conditions. Certain financial instruments, including over-the-counter (“OTC”) derivatives contracts, are valued using pricing models that consider, among other factors, contractual and market prices, correlations, time value, credit, yield curve, volatility factors and/or prepayment rates of the underlying positions. The use of different pricing models and assumptions could produce materially different estimates of fair value.

Mortgage whole loans.   Residential mortgage whole loans are generally carried at fair value with the changes in fair value included in principal transactions-net in the consolidated statements of operations with the exception of residential mortgage whole loans that are originated by the Company, which are carried at the lower of cost or fair value. Commercial mortgage whole loans are carried at the lower of aggregate cost or fair value. The amount by which aggregate cost exceeds fair value is reflected in principal transactions-net in the consolidated statements of operations. Management determines fair value by taking into consideration, among other things, the use of discounted cash flows or model pricing. Purchases and sales of mortgage whole loans are recorded on a settlement date basis. Interest is accrued on all mortgage whole loans with the exception of those that are delinquent 90 days, as reported by the servicer.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Continued)
December 31, 2004

1. Summary of Significant Accounting Policies (Continued)

Securitization.   The Company securitizes commercial and residential mortgages, which it originates and purchases, and loans and other debt obligations, which it purchases from third parties. The Company accounts for the transfers of financial assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). The company records a loan securitization as a sale when the transferred loans are legally isolated from the Company’s creditors and the accounting criteria for a sale are met. The Company may retain interests in these securitized assets in connection with its underwriting and market-making activities. Retained interests in securitized financial assets are included at fair value in financial instruments owned in the consolidated statements of financial condition. Any changes in the fair value of these retained interests are recognized in the consolidated statements of operations. The fair values of retained interests are determined using present value of estimated future cash flows valuation techniques that incorporate assumptions that market participants customarily use in their estimates of values including payment speeds, credit losses and discount rates. See Note 4 for more information.

Derivatives contracts—trading.   All trading derivatives contracts are carried at fair value with realized and unrealized gains and losses and interest flows included in principal transactions-net in the consolidated statements of operations. Cash flows from these derivatives contracts are included as operating activities in the consolidated statements of cash flows. See Note 6 for more information.

Derivatives contracts—nontrading.   The Company manages its interest rate exposure on its long-term fixed rate debt by using interest rate swaps that qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”). These financial instruments are accounted for as fair value hedges, with changes in the fair value of both the derivative and the hedged item included in principal transactions—net in the consolidated statements of operations. Interest flows on both the Company’s borrowings and the related fair value hedges are included in interest income (expense) in the consolidated statements of operations. Other derivatives contracts used for hedging purposes that do not qualify as hedges under SFAS 133 are carried at fair value with realized and unrealized gains and losses and interest flows included in principal transactions-net in the consolidated statements of operations. Cash flows from these derivatives instruments are included in operating activities in the consolidated statements of cash flows. See Note 6 for more information.

Variable prepaid forwards.   Variable prepaid forward contracts (“VPFs”) are a form of OTC hybrid transaction pursuant to which the Company purchases a variable number of shares of common stock from a customer on a forward basis. At inception, the Company pays the customer a dollar amount based on the underlying value of the common stock. At the maturity of the transaction, the Company receives a variable number of shares (or an amount in cash equal to the value of such variable number of shares, with a maximum share cap) from the customer based on the market price of the shares at maturity. VPFs allow customers to monetize their stock position and provide market risk protection through an equity collar that, among other things, protects the customer against decreases in the value of the underlying common stock. The VPFs are generally long-dated and have maturities of three to ten years. In accordance with SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), all VPFs entered into prior to July 1, 2003 and VPFs entered into after June 30, 2003 that do not meet the definition of a derivative are included in other financial instruments owned in the consolidated statements of financial condition and had a fair value of $2.4 billion and $3.1 billion as of

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Continued)
December 31, 2004

1. Summary of Significant Accounting Policies (Continued)

December 31, 2004 and 2003, respectively. VPFs entered into after June 30, 2003 that meet the definition of a derivative are reported as derivative contracts in the consolidated statements of financial condition and had a fair value of $757 million and $470 million as of December 31, 2004 and 2003, respectively. All VPFs are carried at fair value.

Private equity and other long-term investments.   Private equity and other long-term investments generally have no readily available market or may be otherwise restricted as to resale under the Securities Act of 1933; therefore, these investments are carried at amounts which approximate fair value. Fair value for private equity and other long-term investments is based upon a number of factors, including readily available market quotes with appropriate adjustments for liquidity due to holding large blocks and/or having trading restrictions, the most recent round of financings, earnings-multiple analyses using comparable companies, discounted cash flow analysis or valuations received from the general partner of a third-party managed fund. Changes in net unrealized appreciation/depreciation arising from changes in fair value and gains and losses realized upon sale are reflected in principal transactions-net in the consolidated statements of operations. The Company’s subsidiaries manage many private equity partnerships. When the investment performance on CSFB-managed private equity partnerships exceeds specific thresholds, the Company may be entitled to receive a carried interest distribution. Carried interest gains are based on the cumulative investment performance over the life of each partnership and are recognized in the consolidated statements of operations when the underlying investments are sold. The Company may be required to return carried interest gains previously distributed by the partnership if the partnership underperforms following the distribution of carried interest gains. See Notes 5 and 10 for more information.

Office facilities.   Office facilities are carried at cost and are depreciated on a straight-line basis over their estimated useful life of two to seven years. Leasehold improvements are amortized over the lesser of the useful life of the improvement or term of the lease.

Goodwill and identifiable intangible assets.   Goodwill represents the amount by which the purchase price exceeds the fair value of the net tangible and intangible assets of an acquired company on the date of acquisition. Goodwill and indefinite-lived intangible assets are reviewed annually for impairment. Based on the results of the Company’s annual review it was determined that no impairment charge was required. Intangible assets that do not have indefinite lives, principally software and customer lists, are amortized over their useful lives and reviewed for impairment. Intangible assets are included in other assets and deferred amounts in the consolidated statements of financial condition. See Note 7 for more information.

Principal transactions—net.   Principal securities transactions are recorded on a trade date basis. Realized and unrealized gains and losses on trading in financial instruments, including securities, private equity investments, derivatives contracts, carried interest from private equity investments and interest flows on the Company’s trading derivatives contracts are reflected in principal transactions-net in the consolidated statements of operations.

Loan origination fees.   Loan origination fees and direct origination costs are deferred until the time of securitization and are included in principal transactions-net in the consolidated statements of operations.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Continued)
December 31, 2004

1. Summary of Significant Accounting Policies (Continued)

Investment banking underwriting revenues and fees.   Investment banking underwriting revenues and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent, are recorded in investment banking and advisory in the consolidated statements of operations. Investment banking revenues from fees earned for providing merger and acquisition and other advisory services are also recorded in investment banking and advisory in the consolidated statements of operations. In addition, placement fees earned by the Company’s private funds group are also included in investment banking and advisory revenues. Investment banking and advisory revenues are recorded at the time the transactions are substantially completed.

Commissions.   Commissions primarily include fees from executing and clearing customer transactions on stock, options and futures markets. Commissions are recorded in the consolidated statements of operations on a trade date basis. Commissions also include management fees earned by the Company from managing private equity funds and are recorded in the consolidated statements of operations when earned.

Interest income (expense).   Interest income (expense) includes interest income (expense) on the Company’s financial instruments owned and financial instruments sold not yet purchased, except interest flows on the Company’s trading derivatives, and interest income (expense) on short-term and long-term borrowings, including interest income (expense) on resale and repurchase agreements and securities borrowed and securities loaned transactions.

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

Merger-related costs.   Merger-related costs represent retention awards related to the DLJ acquisition. These costs were expensed over the vesting period, which ended in 2004.

Share-based Compensation.   In August 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” (“SFAS 123”) using the prospective method. Under the prospective method, the Company recognizes compensation expense over the vesting period for all share option and share awards granted under the Credit Suisse Group International Share Plan (the “Plan”) for services provided after January 1, 2003.

Share option awards granted in or before January 2003 for services provided before January 1, 2003, if not subsequently modified, were and will continue to be accounted for under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and therefore no compensation expense has been recognized for those option awards, which had no intrinsic value on the date of grant. Share awards with no vesting requirements granted in or before January 2003 for services provided in prior years were expensed during the year the services were provided. For share awards granted with vesting requirements, compensation expense is recognized over the vesting period.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Continued)
December 31, 2004

1. Summary of Significant Accounting Policies (Continued)

If the Company had applied the fair-value based method under SFAS 123 to recognize expense over the relevant service period for share options that had future vesting requirements granted in or before January 2003, net income (loss) would have decreased (increased) for the years ended December 31, 2004, 2003 and 2002. The following table reflects this pro forma effect:

	For the Year Ended December 31,
	2004(1)	2003(1)	2002
	(In millions)
Net income (loss), as reported	$787	$1,192	$(257)
Add: Share-based employee compensation expense, net of related tax effects, included in reported net income	264	208	404
Deduct: Share-based employee compensation expense, net of related tax effects, determined under the fair-value based method for all awards	269	228	548
Pro forma net income (loss)	$782	$1,172	$(401)

(1)      Compensation expense for the years ended December 31, 2004 and 2003 reflected the change in vesting discussed below.

In September 2003, CSG amended the Credit Suisse Group International Share Plan and introduced three-year vesting for share option and share awards granted as part of incentive compensation. The imposition of three-year vesting is intended to improve employee retention and long-term performance. For additional information on share-based compensation, see Note 15.

Income taxes.   The Company is included in the consolidated federal income tax return filed by CSFBI and certain state and local income tax returns filed by CSFBI. CSFBI allocates federal income taxes to its subsidiaries on a separate return basis, and any state and local income taxes on a pro rata basis, pursuant to a tax sharing arrangement.

The Company uses the asset and liability method in providing for income taxes, which requires that deferred income taxes be recorded and adjusted for the future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. See Note 17 for more information.

New Accounting Pronouncements

In January 2003, the FASB issued FIN 46, which requires the Company to consolidate all VIEs for which it is the primary beneficiary, defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both. In December 2003, the FASB modified FIN 46, through the issuance of FIN 46R, to address various implementation issues that had arisen since the issuance of FIN 46 and to provide companies the option to defer the adoption of FIN 46 for certain VIEs to periods ending after March 15, 2004. As of December 31, 2003, with the exception of certain private equity funds that were a subject of the deferral, the Company consolidated all VIEs under FIN 46

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Continued)
December 31, 2004

1. Summary of Significant Accounting Policies (Continued)

for which it is the primary beneficiary, all of which were related to its CDO activities. The cumulative effect of the Company’s adoption of FIN 46 for VIEs created before February 1, 2003, the effective date of FIN 46, was an after-tax loss of $9 million reported in the consolidated statement of operations as cumulative effect of a change in accounting principle. The cumulative effect was determined by recording the assets, liabilities and non-controlling interests in the VIE at their carrying amounts as of the date of consolidation. The difference between the net amount added to the consolidated statement of financial condition and the amount of previously recognized interest represents the cumulative effect. The effect of the Company’s adoption of FIN 46 for VIEs created after January 31, 2003 is included in the consolidated statement of operations in income (loss) from continuing operations before provision (benefit) for income taxes, discontinued operations and cumulative effect of a change in accounting principle. On January 1, 2004, upon adoption of FIN 46R, the Company consolidated certain private equity funds that are managed by the Company. As of December 31, 2004, the Company recorded $1.9 billion of private equity and other long-term investments, increased other assets by $2 million and recorded $1.9 billion of minority interests and other liabilities in other liabilities in the consolidated statement of financial condition through the consolidation of certain private equity funds primarily under FIN 46R. Similarly, for the year ended December 31, 2004, the Company recorded an increase of $649 million in net revenues and an increase of $7 million in expenses as a result of the consolidation of these private equity funds. Net income was unaffected as minority interests of $642 million for the year ended December 31, 2004, were recorded in the consolidated statement of operations. See Note 4 for more information.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 provides guidance on the accounting for differences between contractual and expected cash flows from the purchaser’s initial investment in loans or debt securities acquired in a transfer, if those differences are attributable, at least in part, to credit quality. Among other things, SOP 03-3: prohibits the recognition of the excess of contractual cash flows as an adjustment of yield, loss accrual or valuation allowance at the time of purchase; requires that subsequent increases in expected cash flows be recognized prospectively through an adjustment of yield; and requires that subsequent decreases in expected cash flows be recognized as an impairment. In addition, SOP 03-3 prohibits the creation or carrying over of a valuation allowance in the initial accounting of all loans within its scope that are acquired in a transfer. SOP 03-3 becomes effective for loans or debt securities acquired in fiscal years beginning after December 15, 2004. The adoption of SOP 03-3 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2004, the FASB issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“Medicare Act”) which supersedes FSP 106-1 issued in January 2004 with the same title (“FSP 106-2”). FSP 106-2 provides guidance on the accounting for the Medicare Act and is effective for the first interim or annual period beginning after June 15, 2004. The Medicare Act became law in December 2003 and introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit that is at least “actuarially equivalent” to the Medicare benefit. The Company adopted FSP 106-2 on July 1, 2004 and has determined that its retiree health-care plans provide a benefit that is “actuarially equivalent” to the Medicare benefit. The effect of adopting FSP 106-2 did not

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Continued)
December 31, 2004

1. Summary of Significant Accounting Policies (Continued)

have a material impact on the Company’s financial condition, results of operations or cash flows. See Note 16 for more information.

In July 2004, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue 02-14, “Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence through Other Means” (“EITF 02-14”). The consensus concludes that an investor should apply the equity method of accounting when it can exercise significant influence over an entity through a means other than holding voting rights. The consensus is effective for reporting periods beginning after September 15, 2004. The adoption of EITF 02-14 did not have an impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is effective for interim or annual reporting periods beginning after June 15, 2005. The Company had previously adopted the recognition provisions of SFAS 123. Under SFAS 123R, a company that has previously adopted the recognition provisions of SFAS 123 must adopt the revised standard using the modified prospective method, and may also choose to apply the modified retrospective method to prior reporting periods. The Company has chosen to adopt early the new standard as of January 1, 2005, using the modified prospective method.

The most significant accounting implications of the adoption of SFAS 123R for the Company are as follows:

•       Inclusion of forfeitures in the estimate of compensation expense determined at the grant date rather than as they occur. The Company will record a cumulative adjustment on January 1, 2005 to reverse the expense previously recognized on all outstanding unvested awards that are not expected to vest. The estimated cumulative effect of this change will be an after-tax net income benefit of approximately $8 million, and will be recorded in the first quarter of 2005. For new grants after January 1, 2005, forfeitures will be included in the initial estimation of the compensation expense at the grant date.

•       Recognition of compensation cost for all outstanding unvested awards as of January 1, 2005 that were previously accounted for under APB 25 and for which no expense was previously recognized, based on the original grant-date fair value of each award over the remaining requisite service period of the respective award. The effect of this change is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for transactions occurring in reporting periods beginning after June 15,

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Continued)
December 31, 2004

1. Summary of Significant Accounting Policies (Continued)

2005. The adoption of SFAS 153 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2004, the FASB released FASB Staff Position (“FSP”) 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”) and FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The requirements of FSP 109-1 and 109-2 became effective on December 21, 2004 and did not have an impact on the Company’s financial position, results of operations or cash flows.

2. Discontinued Operations

On May 1, 2003, the Company sold Pershing to The Bank of New York Company, Inc. and recorded a pre-tax gain of approximately $1.3 billion and an after-tax gain of $852 million in the second quarter of 2003. The operating results of Pershing, including the gain on the sale, are presented as discontinued operations in the consolidated statements of operations.

The following table summarizes the results of operations of Pershing, excluding the gain on the sale, for the years ended December 31, 2003 and 2002:

	For the Year Ended December 31,
	2003	2002
	(In millions)
Total net revenues	$256	$822
Total expenses	219	686
Income from discontinued operations before income taxes	$37	$136

3. Related Party Transactions

CSG, through CSFBI, owns all of the Company’s outstanding voting common stock. The Company is involved in significant financing and other transactions, and has significant related party balances, with CSG affiliates, primarily with Credit Suisse First Boston, a Swiss bank subsidiary of CSG and an indirect parent of the Company, and certain of its subsidiaries and affiliates. The Company generally enters into these transactions in the ordinary course of business and believes that these transactions are generally on market terms that could be obtained from unrelated third parties.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

3. Related Party Transactions (Continued)

The following table sets forth the Company’s related party assets and liabilities as of December 31, 2004 and 2003:

	December 31, 2004	December 31, 2003
	(In millions)
ASSETS
Securities purchased under agreements to resell	$ 6,685	$ 8,071
Securities borrowed	1,861	1,688
Receivables from customers	379	297
Receivables from brokers, dealers and other	1,893	1,168
Derivatives contracts	1,400	1,910
Net deferred tax asset	1,103	1,283
Loans receivable from parent and affiliates	22,692	19,481
Total assets	$36,013	$33,898
LIABILITIES
Short-term borrowings	$20,085	$14,482
Securities sold under agreements to repurchase	22,317	16,651
Securities loaned	34,056	16,425
Payables to customers	1,054	721
Payables to brokers, dealers and other	1,300	581
Derivatives contracts	695	824
Obligation to return securities received as collateral	1,252	751
Taxes payable (included in Other liabilities)	484	311
Intercompany payables (included in Other liabilities)	191	211
Total liabilities	$81,434	$50,957

Included in the consolidated statements of operations are revenues and expenses resulting from various securities trading and financing activities with certain affiliates, as well as fees for administrative services performed by the Company under the terms of various service agreements. The Company incurs commission expenses during the normal course of business for securities transactions conducted with affiliates. Other operating expenses include affiliate service fees that are treated as a reduction in other operating expenses in the consolidated statements of operations. These fees include compensation and benefits expense relating to business activities conducted by Company employees on behalf of CSG affiliates outside the Company.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

3. Related Party Transactions (Continued)

The following table sets forth the Company’s related party revenues and expenses, excluding transactions with Pershing, for the years ended December 31, 2004, 2003 and 2002:

	For the Year Ended December 31,
	2004	2003	2002
	(In millions)
Principal transactions—net (derivatives contracts)	$360	$515	$(649)
Commissions	(13)	(44)	(43)
Net interest expense	(445)	(111)	(244)
Total net revenues	$(98)	$360	$(936)
Other operating expenses	$(394)	$(229)	$(149)
Total expenses	$(394)	$(229)	$(149)

The following table sets forth revenues and expenses of Pershing with respect to related party transactions with the Company for the years ended December 31, 2003 and 2002. The operating results of Pershing for these periods are presented as discontinued operations in the consolidated statements of operations.

	For the Year Ended December 31,
	2003	2002
	(In millions)
Commissions	$ 2	$6
Net interest revenues (expense)	(1)	18
Total net revenues (expense)	$ 1	$24

For the year ended December 31, 2003, Pershing had no revenues from CSG, its subsidiaries and affiliates outside the Company. For the year ended December 31, 2002, Pershing had revenues of $17 million from CSG, its subsidiaries and affiliates outside the Company. For the years ended December 31, 2003 and 2002, Pershing had no expenses with respect to related party transactions with CSG, its subsidiaries and affiliates outside the Company.

During the years ended December 31, 2004 and 2003, the Company sold at cost to CSFBI, the right, title and interest in certain assets with an aggregate value of $316 million and $303 million as of December 31, 2004 and 2003, respectively.

As of December 31, 2004, certain CSAM private equity funds of funds with approximately $4.1 billion of committed capital and certain CSAM hedge funds, hedge funds of funds and CDO VIEs with aggregate assets under management of approximately $15.9 billion are managed by the Company’s Alternative Capital division. CSAM reimburses the Alternative Capital division for all costs and expenses incurred by the Company in connection with managing these assets.

Beginning in April 2004, the Company entered into hedging arrangements with respect to deferred compensation obligations payable to its employees and to employees of affiliates, whose deferred

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

3. Related Party Transactions (Continued)

compensation is not recorded in the Company’s consolidated financial statements. These hedging arrangements will result in the Company recognizing gains or losses with respect to the hedge of the deferred compensation obligation of such affiliates. For the year ended December 31, 2004, the loss from the hedging arrangements with respect to these affiliate obligations was $1 million.

In December 2003, as part of the continuing effort to rationalize the organizational structure since the DLJ acquisition, the Company sold DLJ International Group Limited, an indirect subsidiary of the Company, to Credit Suisse First Boston (International) Holding AG at fair market value of $500 million.

The Credit Suisse Group International Share Plan provides for the grant of equity-based awards to Company employees based on CSG shares pursuant to which employees of the Company may be granted, as compensation, shares or other equity-based awards as compensation for services performed. CSFBI purchases shares from CSG to satisfy these awards, but CSFBI does not require reimbursement from the Company; therefore, amounts are considered a capital contribution to the Company and credited to paid-in-capital. Amounts contributed by CSFBI relating to compensation expense for the years ended December 31, 2004, 2003 and 2002 were $415 million, $352 million and $660 million, respectively. See Notes 1 and 15 for further information on the Company’s share-based compensation.

Certain of the Company’s directors, officers and employees and those of its affiliates and their subsidiaries maintain margin accounts with CSFB LLC and other affiliated broker-dealers in the ordinary course of business. In addition, certain of such directors, officers and employees have investments or commitments to invest in various private funds. The Company makes loans to directors and executive officers on the same terms as are generally available to third parties or otherwise pursuant to widely available employee benefit plans. CSFB LLC and other affiliated broker-dealers, from time to time and in the ordinary course of business, enter into, as principal, transactions involving the purchase or sale of securities from or to such directors, officers and employees and members of their immediate families.

In connection with its derivatives activities, the Company enters into OTC derivatives contracts with related parties that contingently require the Company, as guarantor, to make payments based on changes in an underlying financial instrument. See Note 10 for more information.

The Company is included in the consolidated federal income tax return filed by CSFBI and certain state and local income tax returns filed by CSFBI. See Note 17 for more information.

4. Transfers and Servicing of Financial Assets

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

As of December 31, 2004 and 2003, the fair value of assets that the Company pledged to counterparties was $199.3 billion and $174.8 billion, respectively, of which $54.7 billion and $47.6 billion,

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

4. Transfers and Servicing of Financial Assets (Continued)

respectively, are included in financial instruments owned in the consolidated statements of financial condition.

The Company has also received similar assets as collateral that the Company has the right to re-pledge or sell. The Company routinely re-pledges or lends these assets to third parties. As of December 31, 2004 and 2003, the fair value of the assets pledged to the Company was $182.3 billion and $166.7 billion, respectively, of which $180.6 billion and $154.3 billion, respectively, was sold or repledged.

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

The following table presents the proceeds and gains or losses related to the securitization of commercial mortgage loans, residential mortgage loans, CDOs and other asset-backed loans for the years ended December 31, 2004, 2003 and 2002:

	Commercial mortgage loans	Residential mortgage loans	Collateralized debt obligations	Other asset- backed(1)
	(In millions)
For the Year Ended December 31, 2004
Proceeds from new securitizations	$8,712	$43,383	$5,618	$7,883
Gain on securitizations(2)	$230	$58	$68	$4
For the Year Ended December 31, 2003
Proceeds from new securitizations	$7,024	$67,427	$6,729	$5,220
Gain (loss) on securitizations(2)	$244	$(90)	$67	$41
For the Year Ended December 31, 2002
Proceeds from new securitizations	$5,082	$22,875	$8,101	$1,258
Gain (loss) on securitizations(2)	$145	$(139)	$68	$19

(1)      Primarily includes home equity loans.

(2)      Includes underwriting fees and retained interest gains and losses but excludes all gains or losses, including net interest revenues, on assets prior to securitization.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

4. Transfers and Servicing of Financial Assets (Continued)

Included in residential mortgage loans in the table above are proceeds of $14.8 billion and $40.3 billion related to the securitization of agency mortgage-backed securities for the years ended December 31, 2004 and 2003, respectively. For the year ended December 31, 2004 and 2003, the Company realized gains of $5 million and $45 million, respectively, from these securitizations.

The Company may retain interests in these securitized assets in connection with its underwriting and market-making activities. The Company’s exposure in its securitization activities is limited to its retained interests. Retained interests in securitized financial assets are included at fair value in financial instruments owned in the consolidated statements of financial condition. Any changes in the fair value of these retained interests are recognized in the consolidated statements of operations. The fair values of retained interests are determined using present value of estimated future cash flows valuation techniques that incorporate assumptions that market participants customarily use in their estimates of values. As of December 31, 2004 and 2003, the fair value of the interests retained by the Company was $2.0 billion and $2.9 billion, respectively.

Key economic assumptions used in measuring at the date of securitization the fair value of the retained interests resulting from securitizations completed during the years ended December 31, 2004 and 2003 were as follows:

	For the Year Ended December 31, 2004				For the Year Ended December 31, 2003
	Commercial mortgage loans(1)	Residential mortgage loans	Collateralized debt obligations(2)	Other asset- backed	Commercial mortgage loans(1)	Residential mortgage loans	Collateralized debt obligations(2)	Other asset- backed
Weighted-average life (in years)	4.0	3.6	17.3	2.2	2.8	4.5	8.7	3.1
Prepayment speed assumption (“PSA”) (in rate per annum)(3)	N/A	187% to 500%	N/A	417% to 500%	N/A	200% to 1167%	N/A	583%
Cash flow discount rate (in rate per annum)(4)	7.3%	2.8-39.5%	4.8-6.7%	11.1-15.0%	7.8-12.8%	11.9-38.9%	2.9-5.9%	2.3-10.4%
Expected credit losses (in rate per annum)	0.2-19.3%	0.1-39.9%	0.2-16.3%	0.4-11.6%	1.1-23.3%	0.2-30.6%	0.1-29.4%	1.2-7.7%

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

4. Transfers and Servicing of Financial Assets (Continued)

The following table sets forth the fair value of retained interests from securitizations as of December 31, 2004, key economic assumptions used to determine the fair value and the sensitivity of the fair value to immediate adverse changes in those assumptions:

	As of December 31, 2004
	Commercial mortgage loans(1)	Residential mortgage loans	Collateralized debt obligations(2)	Other asset- backed
	(Dollars in millions)
Carrying amount/fair value of retained interests	$17	$1,702	$203	$59
Weighted-average life (in years)	3.4	3.7	12.1	2.2
PSA (in rate per annum)(3)	N/A	17% to 2,381%	N/A	300% to 900%
Impact on fair value of 10% adverse change	N/A	$(6)	N/A	$—
Impact on fair value of 20% adverse change	N/A	$(9)	N/A	$—
Cash flow discount rate (in rate per annum)(4)	9.6%	5.5%	9.7%	13.5%
Impact on fair value of 10% adverse change	$—	$(26)	$(9)	$(1)
Impact on fair value of 20% adverse change	$(1)	$(51)	$(19)	$(2)
Expected credit losses (in rate per annum)	5.4%	2.0%	5.7%	9.3%
Impact on fair value of 10% adverse change	$—	$(6)	$(4)	$(1)
Impact on fair value of 20% adverse change	$—	$(12)	$(9)	$(1)

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
December 31, 2004

4. Transfers and Servicing of Financial Assets (Continued)

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

The Company has consolidated all CDO VIEs for which it is the primary beneficiary. As of December 31, 2004 and 2003, the Company recorded $291 million and $901 million, respectively, the carrying amount of the consolidated assets of these CDO VIEs that are collateral for the VIE obligations. The beneficial interests of these consolidated CDO VIEs are payable solely from the cash flows of the related collateral, and the creditors of these VIEs do not have recourse to the Company in the event of default.

The Company retains significant debt and equity interests in open CDO VIEs that are not consolidated because the Company is not the primary beneficiary. The total assets in these CDO VIEs as of December 31, 2004 and 2003 were $4.5 billion and $3.6 billion, respectively. The Company’s maximum exposure to loss as of December 31, 2004 and 2003 was $62 million and $165 million, respectively, which was the amount of its retained interests, carried at fair value, in financial instruments owned.

Certain of the Company’s private equity funds are subject to FIN 46R. In the normal course of its private equity activities, the Company is typically the general partner and investment adviser to private equity funds. Limited partners of these funds typically have recourse to the funds assets but have no recourse to the Company’s assets. The Company did not consolidate these private equity funds as of December 31, 2003 in accordance with the effective date and transition provisions of FIN 46R. During 2004, the Company consolidated certain private equity funds that are managed by the Company. As of December 31, 2004, the Company recorded $1.9 billion of private equity and other long-term investments, increased other assets by $2 million and recorded $1.9 billion of minority interests and other liabilities in other liabilities in the consolidated statement of financial condition through the consolidation of certain private equity funds primarily under FIN 46R. Similarly, for the year ended December 31, 2004, the Company recorded an increase of $649 million in net revenues and an increase of $7 million in expenses as a result of the consolidation of these private equity funds. Net income was unaffected as minority interests of $642 million for the year ended December 31, 2004 were recorded in the consolidated statements of operations.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

5. Private Equity and Other Long-Term Investments

Private equity and other long-term investments include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. The Company categorizes its private equity and other long-term investments into three categories: CSFB-managed funds, which include funds consolidated primarily under FIN 46R, direct investments and funds, managed by third parties. These investments generally have no readily available market or may be otherwise restricted as to resale under the Securities Act of 1933; therefore, these investments are carried at amounts which approximate fair value.

As of December 31, 2004 and 2003, the Company had investments in private equity and other long-term investments of $3.1 billion, including $1.9 billion in private equity investments consolidated primarily under FIN 46R, and $1.1 billion, respectively, and had commitments to invest up to an additional $1.0 billion. The cost of these investments, excluding the private equity investments consolidated primarily under FIN 46R, was $1.5 billion as of December 31, 2004 and 2003. Changes in net unrealized appreciation/depreciation arising from changes in fair value and the gain or loss realized upon sale are reflected in principal transactions-net in the consolidated statements of operations. See Notes 1 and 4 for more information.

The Company’s subsidiaries manage many private equity partnerships (the “Funds”). When the investment performance on CSFB-managed Funds exceeds specific thresholds, the Company and certain other general partners (the “GPs”) may be entitled to receive a carried interest distribution under the governing documents of the Funds. Carried interest distributions are based on the cumulative investment performance of each Fund at the time the distribution is made. As a result, the Company may be obligated to return to investors in the Funds all or a portion of the carried interest distributions the Company has received if the Company has received excess carried interest payments over the life of the Funds. The Company also guarantees the obligation of certain other general partners to return excess carried interest payments. The amount of such contingent obligations is based upon the performance of the Funds but cannot exceed the amount of carried interest received by the GPs. As of December 31, 2004 and 2003, the maximum amount of such contingent obligations was $439 million and $252 million, respectively, assuming the Funds’ remaining investments were worthless. Assuming the Funds’ remaining investments were sold at their current carrying values as of December 31, 2004 and 2003, the contingent obligations would have been $9 million and $6 million, respectively. As of December 31, 2004 and 2003, the Company withheld cash from distributions on prior realizations to the general partners, and recorded corresponding liabilities of $75 million and $25 million, respectively, in connection with the Company’s guarantee to return prior carried interest distributions to third party investors in the Funds.

In addition, pursuant to certain contractual arrangements, the Company is obligated to make cash payments to certain investors in certain Funds if specified performance thresholds are not met. As of December 31, 2004 and 2003, the maximum amount of such contingent obligations was $65 million and $46 million, respectively, assuming the Funds’ remaining investments were worthless. Assuming the Funds’ remaining investments were sold at their current carrying values as of December 31, 2004 and 2003, there would have been no contingent obligation.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

6. Derivatives Contracts

The Company uses derivatives contracts for trading and hedging purposes and to provide products for clients. These derivatives include options, forwards, futures and swaps.

Non-trading Derivatives

The Company hedges its fixed rate debt by using interest rate swaps. These swaps are considered hedging instruments and qualify as fair value hedges under SFAS 133. For qualifying fair value hedges, the changes in fair value of both the hedging instrument and the underlying debt are included in principal transactions-net and the interest flows are included in interest and dividends, net of interest expense in the consolidated statements of operations.

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

The gains and losses related to the ineffective component of the fair value hedges were not significant for the years ended December 31, 2004, 2003 and 2002.

Other derivatives used to hedge the Company’s long-term borrowings that do not qualify as hedges under SFAS 133 are carried at fair value with changes in value and interest flows included in principal transactions-net in the consolidated statements of operations. For the years ended December 31, 2004, 2003 and 2002, the Company recognized a pre-tax gain of $6 million, $1 million and $4 million, respectively, for these derivatives.

Trading Derivatives

The Company enters into various transactions using derivatives for trading purposes, to hedge trading exposures or to provide products to its clients. These derivatives include options, forwards, futures and swaps. Trading derivative contracts are carried at fair value with unrealized and realized gains and losses and interest flows included in principal transactions-net in the consolidated statements of operations.

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

The Company also purchases options to meet customer needs, for trading purposes or for hedging purposes. With purchased options, the Company gets the right, for a fee, to buy or sell the underlying

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

6. Derivatives Contracts (Continued)

instrument at a fixed price on or before a specified date. The underlying instruments for these options include fixed income securities, equities, foreign currencies and interest rate instruments or indices. The counterparties to OTC option contracts are reviewed to determine whether they are creditworthy.

Forwards and Futures

In the normal course of business, the Company’s customer and trading activities include executing, settling and financing various securities and financial instrument transactions. To execute these transactions, the Company purchases and sells (including “short sales”) securities, and purchases and sells forward contracts primarily for U.S. Government and agencies, corporate debt, mortgage-backed securities and foreign currencies. In addition, the Company enters into futures contracts on equity-based indices and other financial instruments, as well as options on futures contracts.

Because forward contracts are subject to the financial reliability of the counterparty, the Company is exposed to credit risk. To mitigate this credit risk, the Company limits transactions with specific counterparties, reviews credit limits, requires certain customers and counterparties to maintain margin collateral and adheres to internally established credit extension policies.

For futures contracts and options on futures contracts, the change in the market value is settled with an exchange or a clearing broker in cash each day. As a result, the credit risk with the clearing broker is limited to the net positive change in the market value for a single day, which is recorded in receivables (payables) from (to) brokers, dealers and others in the consolidated statements of financial condition.

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

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

6. Derivatives Contracts (Continued)

Quantitative Disclosures for All Derivatives

The fair values of all derivatives contracts outstanding as of December 31, 2004 and 2003 were as follows:

	December 31, 2004		December 31, 2003
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Options	$ 1,001	$ 879	$ 2,892	$ 2,756
Forward contracts	1,206	355	695	257
Swaps	1,456	1,061	1,986	942
Total	$ 3,663	$ 2,295	$ 5,573	$ 3,955

These assets and liabilities are included as derivatives contracts in financial instruments owned/sold not yet purchased, respectively, in the consolidated statements of financial condition.

7. Goodwill and Identifiable Intangible Assets

The Company allocated goodwill to its reporting units, completed the transitional impairment test of goodwill as of January 1, 2002 and determined that there was no impairment to goodwill. Subsequent goodwill impairment testing showed no impairment and had no effect on the Company’s consolidated financial condition or results of operations as of December 31, 2004 and 2003. There have been no events or circumstances occurring subsequent to these impairment tests that would more likely than not have resulted in the fair values of the Company’s reporting units being below the carrying values.

As of December 31, 2004 and 2003, the Company had $527 million and $532 million, respectively, of goodwill. For the year ended December 31, 2004, the reported goodwill includes $194 million related to the transfer by CSFBI of the HNW Business on March 31, 2004. In 2004, the Company reduced its interest in PM Realty Group, LP, a real estate management company, resulting in a decrease in goodwill of $5 million.

In November 2003, the Company’s subsidiary, Column Financial, Inc. acquired a majority interest in Investment Property Mortgage, L.L.C. and certain assets and liabilities of Standard Mortgage Corporation, which assets and liabilities were contributed to Investment Property Mortgage, L.L.C. Investment Property Mortgage, L.L.C was converted into a Delaware limited liability company and was renamed Column Guaranteed LLC. The acquisition was accounted for as a purchase and the Company recorded approximately $13 million of goodwill and approximately $10 million of intangible assets, primarily related to licenses.

In June 2003, the Company completed its acquisition of Volaris Advisors, a New York-based equity-options strategies firm providing yield-enhancement and volatility management services, to enhance the services of the Private Client Services business. In connection with the acquisition, the Company recorded approximately $14 million of goodwill and approximately $2 million of intangible assets, primarily related to computer software, trade names and trademarks.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

7. Goodwill and Identifiable Intangible Assets (Continued)

As of December 31, 2004 and 2003, the Company had identifiable intangible assets of $39 million and $46 million, respectively, net of accumulated amortization of $53 million and $47 million, respectively, which are included in other assets and deferred amounts in the consolidated statements of financial condition. Intangible assets include $16 million of indefinite-lived intangible assets for the years ended December 31, 2004 and 2003. For the year ended December 31, 2004, the reported intangible assets include $8 million related to the transfer by CSFBI of the HNW Business. Identifiable intangible assets consist primarily of internally developed software and customer lists which are amortized over useful lives ranging from 3 to 21 years. Intangible amortization expense for the years ended December 31, 2004, 2003 and 2002 was $5 million, $5 million and $2 million, respectively. In December 2003, CSAM wrote down the value of certain intangible assets transferred to the Company on March 31, 2004, resulting in a pre-tax loss of $200 million and an after-tax loss of $130 million. See Note 1 for more information.

8. Borrowings

Short-term borrowings are generally demand obligations with interest approximating the federal funds rate, LIBOR or other money market indices. Such borrowings are generally used to facilitate the securities settlement process, finance financial instruments owned and finance securities purchased by customers on margin. As of December 31, 2004 and 2003, there were no short-term borrowings secured by Company-owned securities.

The following table sets forth the Company’s short-term borrowings and their weighted average interest rates:

	Short-term borrowings December 31,		Weighted average interest rates December 31,
	2004	2003	2004	2003
	(In millions)
Bank loans, including loans from affiliates(1)	$ 20,435	$ 14,932	2.65%	1.31%
Commercial paper	1,249	1,052	2.11%	1.08%
Total short-term borrowings	$ 21,684	$ 15,984

(1)      Includes $20.1 billion and $14.5 billion in loans from affiliates as of December 31, 2004 and December 31, 2003, respectively.

The Company has two commercial paper programs exempt from registration under the Securities Act of 1933 that allow the Company to issue up to $7.0 billion in commercial paper. As of December 31, 2004 and 2003, $1.2 billion and $1.1 billion, respectively, of commercial paper was outstanding under these programs.

In June 2004, the Company filed with the Securities and Exchange Commission (“SEC”) a shelf registration statement that allows the Company to issue from time to time up to $15.0 billion of senior and subordinated debt securities, and warrants to purchase such securities. Under that shelf registration statement, the Company had, as of March 16, 2005, approximately $11.5 billion available for issuance.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

8. Borrowings (Continued)

In July 2001, the Company established a Euro Medium-Term Note program, which enables it to issue up to $5.0 billion of notes. Under this program, the Company had, as of March 16, 2005 approximately $1.2 billion available for issuance.

The following table sets forth the Company’s long-term borrowings as of December 31, 2004 and 2003:

	December 31, 2004	December 31, 2003
	(In millions)
Senior notes 2.403%-8.0%, due various dates through 2032	$ 22,485	$ 16,791
Medium-term notes 2.028%-7.528%, due various dates through 2032	6,387	7,391
Structured borrowings 5.7%-16.06%, due various dates through 2014	69	139
Total long-term borrowings	$ 28,941	$ 24,321
Current maturities of long-term borrowings	$ 3,137	$ 2,239

As of December 31, 2004 and 2003, long-term borrowings included unrealized appreciation of approximately $624 million and $808 million, respectively, associated with fair value hedges under SFAS 133. As of December 31, 2004 and 2003, the Company had entered into interest rate swaps, with a notional amount of $21.8 billion and $16.6 billion, respectively, on the Company’s long-term borrowings for hedging purposes. Substantially all of these swaps qualified as fair value hedges under SFAS 133. See Note 6 for more information.

The following table sets forth scheduled maturities of all long-term borrowings as of December 31, 2004 and 2003:

	December 31, 2004	December 31, 2003
	(In millions)
2004	$ —	$ 2,239
2005	3,137	3,134
2006	3,723	3,174
2007	3,227	2,499
2008	3,442	3,388
2009	2,359	998
2010-2032	13,053	8,889
Total	$ 28,941	$ 24,321

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

8. Borrowings (Continued)

The following table sets forth scheduled maturities of the current portion of long-term borrowings as of December 31, 2004:

Three months ended	(In millions)
March 31, 2005	$ 1,587
June 30, 2005	900
September 30, 2005	151
December 31, 2005	499
Total	$ 3,137

As of December 31, 2004, CSFB LLC maintained with third parties four 364-day committed secured revolving credit facilities totaling $1.5 billion, with two facilities totaling $450 million maturing in February 2005, one facility for $500 million maturing in July 2005 and one facility for $500 million maturing in November 2005. These facilities require CSFB LLC to pledge unencumbered marketable securities to secure any borrowings. Borrowings under each facility would bear interest at short-term rates related to either the federal funds rate or LIBOR and can be used for general corporate purposes. The facilities contain customary covenants that the Company believes will not impair its ability to obtain funding. As of December 31, 2004, no borrowings were outstanding under any of the facilities.

2004 Financings:

In the year ended December 31, 2004, the Company issued longer-dated fixed income securities to extend the maturity profile of the Company’s debt. For the year ended December 31, 2004, the Company issued $1.1 billion in medium-term notes, $1.0 billion of 5.125% notes due 2014 and $1.4 billion of 4.7% notes due 2009 under its then-existing $10.0 billion shelf registration statement. In addition, the Company issued $500 million of floating rate notes due 2010, $1.0 billion of 4.125% notes due 2010 and $2.0 billion of 4.875% notes due 2015 under its $15.0 billion shelf registration statement.

During the year ended December 31, 2004, the Company repaid approximately $2.2 billion of medium-term notes and $68 million of structured notes.

2003 Financings:

In the year ended December 31, 2003, the Company issued both medium-term notes and longer-dated fixed income securities to extend the maturity profile of the Company’s debt. For the year ended December 31, 2003, the Company issued $1.2 billion in medium-term and index-linked notes, $1.0 billion of 3.875% notes due 2009, $1.0 billion of 5.5% notes due 2013 and $300 million of 6.125% notes due 2011 under its then existing $10.0 billion shelf registration statement established in April 2002 and $1.5 billion in medium-term notes under its $5.0 billion Euromarket program established in July 2001.

During the year ended December 31, 2003, the Company repaid approximately $3.5 billion of medium-term notes and $23 million of structured notes.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

9. Leases and Commitments

The following table sets forth the Company’s minimum operating lease commitments as of December 31, 2004:

Period	(In millions)
2005	$154
2006	146
2007	141
2008	132
2009	129
2010-2025	1,078
Total(1)	$1,780

(1)      Includes contractual obligations related to certain information technology, equipment leases and software licenses of $6 million and excludes sublease revenue of $330 million and executory costs such as insurance, maintenance and taxes of $553 million.

The following table sets forth certain of the Company’s long-term commitments, including the current portion as of December 31, 2004:

	Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total commitments
	(In millions)
Standby resale agreements(1)	$—	$25	$—	$—	$25
Private equity(2)	170	171	95	608	1,044
Forward agreements(3)	7,437	—	—	—	7,437
Unfunded mortgage commitments(4)	10	56	—	—	66
Total commitments	$7,617	$252	$95	$608	$8,572

(1)      In the ordinary course of business, the Company maintains certain standby resale agreement facilities that commit the Company to enter into securities purchased under agreements to resell with customers at current market rates.

(2)      Represents commitments to invest in various partnerships that make private equity and related investments in various portfolio companies or other private equity funds.

(3)      Represents commitments to enter into forward securities purchased under agreements to resell and forward agreements to borrow securities.

(4)      The Company enters into commitments to extend credit, predominantly at variable interest rates, in connection with certain commercial mortgage activities.

The Company used $60 million in outstanding standby letters of credit as of December 31, 2004, in order to satisfy counterparty collateral requirements.

The Company had no capital lease or purchase obligations as of December 31, 2004. For information about certain of the Company’s additional commitments, see Notes 5 and 10.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

10. Guarantees

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

The following table sets forth the maximum quantifiable contingent liability and carrying amount associated with guarantees covered by FIN 45 as of December 31, 2004 by maturity:

	Guarantee of Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total guarantees	Carrying amount
	(In millions)
Credit guarantees	$—	$22	$41	$379	$442	$11
Performance guarantees	107	289	—	—	396	6
Derivatives	3,276	2,094	197	1,101	6,668	136
Related party guarantees	—	—	—	1	1	—
Indemnifications	—	—	—	6	6	—
Total guarantees	$3,383	$2,405	$238	$1,487	$7,513	$153

Credit Guarantees

In the ordinary course of business the Company enters into contracts that would require it, as the guarantor, to make payments to the guaranteed party if a third party fails to pay under a credit obligation. As of December 31, 2004, the Company recorded liabilities of $11 million and had a maximum contingent liability of $442 million under credit guarantees. These credit guarantees are described below.

As part of the Company’s residential mortgage activities, the Company sells to the Federal National Mortgage Association (“FNMA”) certain residential mortgages that it has purchased and agrees to bear a

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

10. Guarantees (Continued)

percentage of the losses should the borrowers fail to perform. In accordance with FIN 45, the Company did not recognize a liability for these guarantees because they were issued prior to December 31, 2002 and have not been modified. The Company’s maximum potential exposure related to these guarantees, assuming all the borrowers failed to perform, was $146 million as of December 31, 2004.

As part of the Company’s commercial mortgage activities, the Company sells to FNMA certain commercial mortgages that it has originated and agrees to bear a percentage of the losses should the borrowers fail to perform. As of December 31, 2004, in accordance with FIN 45, the Company recorded liabilities of $11 million related to these guarantees. The Company’s maximum potential exposure related to these guarantees, assuming all the borrowers failed to perform, was $282 million as of December 31, 2004.

During 2000 the Company issued a guarantee covering amounts due from one of its subsidiaries in connection with its loan obligations. The subsidiary was subsequently sold to a third party but the Company agreed to continue to guarantee the former subsidiary’s performance on the loan obligations. The Company did not recognize a liability for this guarantee because it was issued prior to December 31, 2002 and has not been modified. As of December 31, 2004, the Company’s maximum exposure under this guarantee, assuming that the former subsidiary failed to pay its obligations, was $14 million.

Performance Guarantees

In the ordinary course of business, the Company enters into contracts that would require it, as the guarantor, to make payments to the guaranteed party based on a third party’s failure to perform under an agreement. As of December 31, 2004, the Company had a maximum contingent liability of $396 million under performance guarantees.

As part of the Company’s residential mortgage securitization activities, the Company at times guarantees the collection by the servicer and remittance to the securitization trust of prepayment penalties. As of December 31, 2004, the Company recorded liabilities of $6 million related to these guarantees. As of December 31, 2004, the Company’s maximum exposure under the guarantees, assuming that every mortgage holder prepays and the servicers fail to collect and remit the prepayment penalties, was $396 million; however, the Company has recourse against the servicer.

In addition, the Company at times guarantees any increases in servicing fees in connection with the replacement of the existing servicer that would otherwise be borne by the securitization trust. The Company did not record a liability because it has determined that is it not possible to estimate the fair value and the maximum amount of its obligations under these guarantees as of December 31, 2004.

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
December 31, 2004

10. Guarantees (Continued)

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

As of December 31, 2004, the Company recorded $136 million in derivatives that met the definition of a guarantee under FIN 45. These are reflected as derivatives contracts in the consolidated statements of financial condition. The maximum gross contingent liability, excluding any potential offset from hedging activities related to these contracts, was $6.7 billion, of which $3.8 billion was with CSG affiliates. These amounts were determined by using notional values and represent the obligations of the Company in the event that all the underlying financial instruments are worthless, the likelihood of which the Company believes is remote. For more information on derivatives, see Note 6.

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

The Company issues guarantees to customers with respect to certain obligations of its affiliates in the ordinary course of business, including, but not limited to, certain derivatives transactions. Failure to perform by an affiliate would require the Company to perform under the guarantee. The maximum contingent liability of future payments of guarantees issued to counterparties of affiliates as of December 31, 2004 was $1 million. Excluded from the maximum contingent liability are certain guarantees for which an estimate cannot be made because the exposure is unlimited and therefore impossible to estimate. While the maximum contingent liability represents possible future payments under the guarantees, the Company believes that the likelihood of nonperformance by these affiliates is remote.

Guarantees Related to Private Equity Activities

As part of its private equity activities, the Company provides guarantees related to carried interest and performance thresholds. The amounts of such guarantees are included in the contingent obligations disclosed in Note 5.

Other Guarantees

The Company has certain guarantees for which its maximum contingent liability cannot be quantified. These guarantees are not reflected in the table above and are discussed below.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

10. Guarantees (Continued)

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

11. Concentrations of Credit Risk

The Company is engaged in various securities trading and brokerage activities servicing a diverse group of domestic and foreign corporations, governments and institutional and individual investors. A substantial portion of the Company’s transactions are executed with and on behalf of institutional investors, including other brokers and dealers, mortgage brokers, commercial banks, U.S. agencies, mutual funds, hedge funds and other financial institutions. These transactions are generally collateralized. Credit risk is the potential for loss resulting from the default by a counterparty of its obligations. Exposure to credit risk is generated by securities and currency settlements, contracting derivatives and forward transactions with customers and dealers, and the holding in inventory of bonds and/or loans. The Company uses various means to manage its credit risk. The creditworthiness of all counterparties is analyzed at the outset of a credit relationship with the Company. These counterparties are subsequently reviewed on a

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

11. Concentrations of Credit Risk (Continued)

periodic basis. The Company sets a maximum exposure limit for each counterparty, as well as for groups or classes of counterparties. Furthermore, the Company enters into master netting agreements when feasible and demands collateral from certain counterparties or for certain types of credit transactions. As of December 31, 2004, the Company did not have any significant concentrations of credit risk.

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

12. Net Capital Requirements

The Company’s principal wholly owned subsidiary, CSFB LLC, is a registered broker-dealer, registered futures commission merchant and member firm of the New York Stock Exchange Inc. (“NYSE”). Accordingly, the Company is subject to the minimum net capital requirements of the Securities and Exchange Commission (“SEC”) and the Commodities Futures Trading Commission (“CFTC”).   Under the alternative method permitted by SEC Rule 15c3-1, the required net capital may not be less than the greater of 2% of aggregate debit balances arising from customer transactions or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act less the market value of certain commodity options, all as defined. Under CFTC Regulation 1.17, the required minimum net capital requirement is 8% of the total risk margin requirement (as defined) for all positions carried in customer accounts plus 4% of the total risk margin requirement (as defined) for all positions carried in non-customer accounts. At December 31, 2004, the CFTC’s minimum net capital requirement was greater than the SEC’s minimum net capital requirement. As of December 31, 2004, CSFB LLC’s net capital of approximately $3.2 billion was 60.5% of aggregate debit balances and in excess of the CFTC’s minimum requirement by approximately $3.0 billion.

The Company’s OTC derivatives dealer subsidiary, Credit Suisse First Boston Capital LLC (“CSFB Capital LLC”), is also subject to the uniform net capital rule, but computes its net capital based on value at risk under Appendix F of rule 15c3-1 under the Securities Exchange Act of 1934. As of December 31, 2004, CSFB Capital LLC’s net capital of $326 million, allowing for market and credit risk exposure of $59 million and $41 million, respectively, was in excess of the minimum net capital requirement by $306 million. CSFB Capital LLC is in compliance with the exemptive provisions of Rule 15c3-3 because the Company does not carry securities accounts for customers or perform custodial functions relating to customer securities.

As of December 31, 2004, the Company and its subsidiaries complied with all applicable regulatory capital adequacy requirements.

13. Cash and Securities Segregated Under Federal and Other Regulations

In compliance with the Commodity Exchange Act, CSFB LLC segregates funds deposited by customers and funds accruing to customers as a result of trades or contracts. As of December 31, 2004 and 2003, cash and securities aggregating $3.1 billion and $2.6 billion, respectively, were segregated or secured by CSFB LLC in separate accounts exclusively for the benefit of customers.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

13. Cash and Securities Segregated Under Federal and Other Regulations (Continued)

In accordance with the SEC’s no-action letter dated November 3, 1998, CSFB LLC computed a reserve requirement for the proprietary accounts of introducing broker-dealers. As of December 31, 2004 and 2003, CSFB LLC segregated securities aggregating $1.5 billion and $196 million, respectively, on behalf of introducing broker-dealers.

In addition, CSFB LLC segregated U.S. Treasury securities with a market value of $4.4 billion and $3.3 billion as of December 31, 2004 and 2003, respectively, in a special reserve bank account exclusively for the benefit of customers as required by Rule 15c3-3 of the Exchange Act.

14. Stockholder’s Equity

The Credit Suisse Group International Share Plan provides for the grant of equity-based awards to Company employees based on CSG shares pursuant to which employees of the Company may be granted, as compensation, share or other equity-based awards as compensation for services performed. CSFBI purchases shares from CSG to satisfy these awards, but CSFBI does not require reimbursement from the Company; therefore, amounts are considered a capital contribution to the Company and credited to paid-in-capital. Amounts contributed by CSFBI relating to compensation expense for the years ended December 31, 2004, 2003 and 2002 were $415 million, $352 million and $660 million, respectively. See Notes 1 and 15 for further information on the Company’s share-based compensation.

On November 30, 2004, the Company paid a $40 million dividend to CSFBI.

The Company had an unfunded accumulated benefit obligation in both of its pension plans as of the valuation date in 2003, 2002 and 2001. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” (“SFAS 87”) the Company recorded an after-tax minimum pension liability adjustment of $4 million, $90 million and $63 million for the years ended December 31, 2003, 2002 and 2001, respectively, in accumulated other comprehensive loss in the consolidated statements of financial condition as a result of the unfunded accumulated benefit obligation in these pension plans. The Company had a fully funded accumulated benefit obligation in one of its pension plans as of the valuation date in 2004 and reversed the minimum pension liability adjustments resulting in an after-tax increase in stockholder’s equity of $150 million. See note 16 for more information.

On March 31, 2004, the Company’s immediate parent company, CSFBI, transferred the HNW Business of CSAM, a wholly owned subsidiary of CSFBI, to the Company as a capital contribution of $221 million. The transfer of this business was accounted for at historical cost in a manner similar to pooling-of-interest accounting because CSAM and the Company were under the common control of CSFBI at the time of transfer. The Company has restated its financial information for all periods presented to reflect the financial condition, results of operations, cash flows and changes in stockholder’s equity of the CSAM HNW Business as if the Company had acquired it on November 3, 2000, the date that the Company was acquired by CSFBI. For information regarding the transfer, see Note 1.

On March 20, 2003, the Company’s immediate parent company, CSFBI, transferred Management LLC to the Company as a capital contribution of $75 million. The transfer of Management LLC has been accounted for at historical cost in a manner similar to pooling-of-interest accounting because Management LLC and the Company were under the common control of CSFBI at the time of the transfer.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

14. Stockholder’s Equity (Continued)

On February 28, 2003, the Company redeemed the remaining 88,500 shares of its Fixed/Adjustable Rate Cumulative Preferred Stock, Series B (liquidation preference of $50.00 per share) at par plus accrued and unpaid dividends.

In 2002, CSFBI contributed $300 million to Management LLC.

On September 30, 2002, CSFBI contributed all of the issued and outstanding shares of Madison Purchasing Corp. (“MMP”) to the Company in order to achieve certain administrative efficiencies. Simultaneous with the contribution of MMP to the Company, MMP was merged with Donaldson Leasing Corp., a subsidiary of the Company. MMP is the surviving entity. The effect of this contribution on stockholder’s equity was an increase of $14 thousand in paid-in capital.

On July 3, 2002, the Company purchased 1,500 shares of its Fixed/Adjustable Rate Cumulative Preferred Stock, Series B (liquidation preference of $50.00 per share) for $50.00 per share plus accrued and unpaid dividends.

15. Share-Based Compensation

The Company participates in the Credit Suisse Group International Share Plan (the “Plan”). The Plan provides for share option and share awards to be granted to certain employees based on the fair market value of CSG shares at the time of grant.

In August 2003, the Company adopted the fair value recognition provisions of SFAS 123 to account for its share-based compensation with an effective date of January 1, 2003. For additional information see Note 1.

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

Share Awards

In September 2003, CSG amended the Plan and introduced three-year vesting for share awards granted as part of incentive compensation. Compensation expense is recognized over the vesting period. For share awards not granted as part of incentive compensation, compensation expense is recognized over a vesting period of one to five years. Share awards granted in or before January 2003 for services provided in prior years were expensed during the year services were provided if there were no vesting requirements. For share awards not granted as part of incentive compensation with future service requirements, compensation expense is recognized over the service period, which ranges from one to five years. For additional information, see Note 1.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

15. Share-Based Compensation (Continued)

The following table reflects the weighted-average fair value at the grant date:

	2004	2003	2002(1)
Weighted-average fair value at grant date	$37.26	$28.00	$32.08

(1)      Weighted-average calculation includes shares granted as part of financial year compensation subsequent to the financial year-end.

The number of share awards granted during the years ended December 31, 2004, 2003 and 2002 was 21 million, 28 million, of which 11 million were granted as part of the option reduction program in 2003, and 8 million, respectively. The number of share awards outstanding as of December 31, 2004, 2003 and 2002 was 46 million, 48 million and 30 million, respectively.

Share Option Awards

In September 2003, CSG also amended the Plan and introduced three-year vesting for share option awards granted as part of incentive compensation. For share option awards that are not part of incentive compensation, compensation expense is recognized over the service period, which ranges from two to four years. These awards expire ten years from the grant date.

Share option awards issued prior to January 2003 for service provided in prior years were accounted for under the provisions of APB 25, therefore no compensation expense was recognized for these awards. These share option awards have a service period of one to four years and expire from seven to ten years from the grant date.

The Company did not grant any share option awards during 2004. The number of share option awards granted for the years ended December 31, 2003 and 2002 was 172 thousand and 4 million, respectively. The number of share option awards outstanding as of December 31, 2004, 2003 and 2002 was 28 million and 33 million, of which 1 million relate to the option reduction program in 2003, and 46 million, respectively. The number of share option awards exercisable as of December 31, 2004, 2003 and 2002 was 20 million, 21 million and 10 million, respectively.

The following table reflects the weighted-average fair values of share option awards at the grant date, including options granted as part of the option reduction program in 2003:

	2004(1)	2003	2002(2)
Weighted-average fair values of options at the grant date	$—	$10.44	$8.67

(1)      The Company did not grant any share option awards during 2004. The number of share option awards granted for the years ended December 31, 2003 and 2002 was 172 thousand and 4 million, respectively.

(2)      Weighted-average calculation includes options granted as part of financial year compensation subsequent to the financial year end.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

15. Share-Based Compensation (Continued)

The fair value of share option awards was estimated using the Black-Scholes option pricing model. The following table reflects the weighted-average assumptions for the calculation of the fair value of the share option awards granted, including share option awards granted as part of the option reduction program in 2003:

	2004(1)	2003	2002(2)
Expected dividend yield	—	0.54%	1.88%
Expected life of options	—	4 years	5 years
Expected volatility	—	48.00%	44.34%
Risk-free interest rate	—	1.28%	1.86%

(1)      The Company did not grant any share option awards during 2004. The number of share option awards granted for the years ended December 31, 2003 and 2002 was 172 thousand and 4 million, respectively.

(2)      Weighted-average calculation includes options granted as part of financial year compensation subsequent to the financial year-end.

16. Employee Benefit Plans

The Company provides retirement and postretirement benefits to its U.S. and certain non-U.S. employees through participation in defined benefit and defined contribution pension plans and other plans. The Company’s measurement date is September 30 for its pension and other postretirement benefit plans.

Pension Plans

The Company participates in a non-contributory defined benefit pension plan (the “Qualified Plan”) available to individuals employed before January 1, 2000. Effective January 1, 2004, compensation and credited service for benefit purposes were frozen for certain participants. Employees who no longer accrue benefits in the Qualified Plan participate in a savings and retirement plan similar to employees hired on or after January 1, 2000.

Contributions to the Qualified Plan are made as required by the Internal Revenue Code and applicable law but not in excess of the amounts deductible by the Company for income tax purposes. Company contributions to the Qualified Plan were $220 million, $38 million and $41 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company also sponsors a savings and retirement plan, which is a defined contribution plan, with both a savings and a retirement component. All employees are eligible to participate in the savings component whereby the Company matches employee contributions. In addition, individuals employed before January 1, 2000 who do not accrue benefits under the Qualified Plan and employees hired on or after January 1, 2000 participate in the retirement component and receive a retirement contribution that is linked to the return on equity of the Credit Suisse First Boston business unit. The Company has contributed $32 million, $55 million and $59 million to the savings and retirement plan for the years ended December 31, 2004, 2003 and 2002, respectively.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

16. Employee Benefit Plans (Continued)

The Company also provides a non-contributory, non-qualified, unfunded plan (the “Supplemental Plan”), which provides benefits to certain senior employees and Qualified Plan participants whose benefits may be limited by tax regulations. Benefits under these pension plans are based on years of service and employee compensation.

Other Postretirement Plans

In addition, the Company provides certain subsidized unfunded health-care benefits for eligible retired employees (the “Other Plans”). Employees hired prior to July 1, 1988 become eligible for these benefits if they meet minimum age and service requirements. The plan sponsor has the right to modify or terminate these benefits. As of December 31, 2004 and 2003, the aggregate accumulated postretirement benefit obligation was $62 million and $67 million, respectively.

In May 2004, the FASB issued FSP 106-2. The Medicare Act became law in December 2003 and introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit that is at least “actuarially equivalent” to the Medicare benefit. The Company adopted FSP 106-2 on July 1, 2004 and has determined that its retiree health-care plans provide a benefit that is “actuarially equivalent” to the Medicare benefit. The effect of adopting FSP 106-2 was not material.

Net Periodic Benefit Cost

The following table presents the pension expense by component for the Qualified Plan for the years ended September 30, 2004, 2003 and 2002:

	For the Year Ended September 30,
	2004	2003	2002
	(In millions)
Components of Net Periodic Benefit Cost:
Service cost	$19	$27	$24
Interest cost	33	32	28
Expected return on plan assets	(48)	(37)	(36)
Amortization of unrecognized transition asset	(2)	(2)	(2)
Amortization of prior service cost	—	1	—
Recognized net actuarial loss	17	10	1
Recognized curtailment loss	3	—	—
Net periodic benefit cost	$22	$31	$15

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

16. Employee Benefit Plans (Continued)

The following table presents the pension expense for the Supplemental Plan and postretirement health-care expense for the Other Plans by component for the years ended September 30, 2004, 2003 and 2002:

	For the Year Ended September 30,
	2004	2003	2002
	(In millions)
Components of Net Periodic Benefit Cost:
Service cost	$3	$3	$2
Interest cost	6	6	4
Amortization of unrecognized transition obligations	1	1	1
Amortization of prior service cost	(1)	(1)	(1)
Recognized net actuarial loss	2	3	4
Net periodic benefit cost	$11	$12	$10

Benefit Obligation and Plan Assets

The following table reconciles the changes in the projected benefit obligation and the fair value of the plan assets and summarizes the funded status for the Qualified Plan, the Supplemental Plan and the Other Plans. Amounts shown are as of the measurement date, which is September 30, 2004 and 2003:

	Qualified		Supplemental and Other
	2004	2003	2004	2003
	(In millions)
Change in Benefit Obligation
Projected benefit obligation as of beginning of period	$575	$517	$104	$77
Service cost	19	27	3	3
Interest cost	33	32	6	6
Participant contributions	—	—	1	1
Amendments	2	2	—	—
Actuarial (gain)/loss	(7)	14	8	21
Benefits paid	(17)	(17)	(5)	(4)
Curtailments	(15)	—	—	—
Adoption of FSP106-2	—	—	(11)	—
Projected benefit obligation as of the end of period	$590	$575	$106	$104
Change in Plan Assets
Fair value of assets as of the beginning of period	$385	$313	$—	$—
Actual return on plan assets	37	51	—	—
Participant contributions	—	—	1	1
Employer contributions	220	38	4	3
Benefits paid	(17)	(17)	(5)	(4)
Fair value of assets as of the end of period	$625	$385	$—	$—
Funded Status
Funded status—funded (underfunded)	$35	$(190)	$(106)	$(104)
Unrecognized transition (asset) obligation	—	(2)	1	1
Unrecognized prior service cost	4	5	—	(1)
Unrecognized net actuarial loss	239	268	28	32
Net amount recognized	$278	$81	$(77)	$(72)

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

16. Employee Benefit Plans (Continued)

Amounts recognized in the consolidated statements of financial condition as of December 31, 2004 and 2003 were as follows:

	Qualified
	2004	2003
	(In millions)
Prepaid asset	$278	$—
Intangible asset	—	5
Accrued benefit liability	—	(148)
Accumulated other comprehensive loss	—	224
Net amount recognized	$278	$81

As of December 31, 2004 and 2003, the Company had recognized liabilities of $77 million and $72 million, respectively, for the Supplemental and Other Plans in the consolidated statements of financial condition.

The Company had an unfunded accumulated benefit obligation in both the Qualified Plan and Supplemental Plan as of the valuation date in 2003, 2002 and 2001. In accordance with SFAS 87, the Company recorded after-tax minimum pension liability adjustments of $4 million, $90 million and $63 million for the years ended December 31, 2003, 2002 and 2001, respectively, in accumulated other comprehensive loss related to the Qualified and Supplemental Plans in the consolidated statements of financial condition. The Company had a fully funded accumulated benefit obligation in the Qualified Plan as of the valuation date in 2004 and reversed the minimum pension liability adjustments applicable to the Qualified Plan resulting in an after-tax increase in stockholder’s equity of $150 million.

The accumulated benefit obligation for the Qualified Plan was $564 million and $533 million as of September 30, 2004 and 2003, respectively. The accumulated benefit obligation for the Supplemental Plan was $41 million and $33 million as of September 30, 2004 and 2003, respectively.

Estimated Future Benefit Payments

The estimated future benefit payments expected to be made by the Qualified, Supplemental and Other plans are as follows:

	Qualified	Supplemental and Other
	(In millions)
2005	$8	$4
2006	9	4
2007	10	5
2008	11	5
2009	14	5
Years 2010-2014	110	32

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

16. Employee Benefit Plans (Continued)

Assumptions Used in Determining Costs and Obligations

The following table presents on a weighted average basis the assumptions used in determining the net periodic benefit costs for the Qualified Plan, the Supplemental Plan and the Other Plans for the years ended September 30, 2004, 2003 and 2002:

	For the Year Ended September 30,
	2004	2003	2002
Qualified Plan and Supplemental Plan
Discount rate	6.00%	6.25%	7.00%
Rate of compensation increase	4.00%	4.00%	5.50%
Expected rate of return(1)	8.50%	8.50%	9.00%
Other Plans
Discount rate	6.00%	6.25%	7.00%
Rate of compensation increase	5.50%	4.00%	5.50%
Expected rate of return(1)	N/A	N/A	N/A

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

The assumptions used in determining the projected benefit obligation for the Qualified and Supplemental Plans and the projected health-care postretirement benefit obligation for the Other Plans as of September 30, 2004 and 2003 were:

	2004	2003
Projected benefit obligation
Discount rate	6.00%	6.00%
Rate of compensation increase	3.75%	4.00%
Projected health-care postretirement benefit obligation
Discount rate	6.00%	6.00%
Rate of compensation increase	5.50%	5.50%

In determining the accumulated postretirement health-care benefit obligation and the net periodic postretirement costs for 2004, the Company assumed the following:

	Cost	Obligation
Health-care rate increases
2004	6.50%	N/A
2005	6.00%	8.00%
Ultimate trend rate increase	4.75%	4.75%
Ultimate trend expected to be achieved	2008	2010

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

16. Employee Benefit Plans (Continued)

Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care benefits. A 1% change in assumed health-care cost trend rates would have the following effects:

	1% increase	1% decrease
	(In millions)
Effect on benefit obligation at end of year	$8	$(7)
Effect on total of service and interest costs for year	$1	$—

Investments

The investment policies and strategies of the Qualified Plan are determined by a committee made up of the Company’s senior management. The policy is based on long-term goals and is therefore not frequently revised. The investment goal is to create an asset mix that is adequate for future benefit obligations by creating a diversified investment portfolio, while managing various risk factors and maximizing the Qualified Plan’s investment returns through use of related party and external fund managers and clearly defined strategies. Senior management regularly monitors actual allocation compared to the policy. The current asset allocation goal is to achieve an asset mix of approximately 35% in domestic equities; 20% in international equities; 24% in fixed income securities, including 0% to 20% in high-yield securities; 10% in real estate; 10% in alternate investments (primarily hedge funds); and 1% in cash. Contributions to the Qualified Plan are made as required by the Internal Revenue Code and applicable law but not in excess of the amounts deductible by the Company for income tax purposes.

The following table presents the percentage of the fair value of the Qualified Plan assets as of September 30, 2004 and 2003 by type of asset:

	Qualified
	2004	2003
Asset Allocation:
Equity securities	43%	41%
Fixed income securities (including high-yield securities)	21	33
Real estate	3	9
Cash and other	33	17
Total	100%	100%

Employee Loans and Deferred Compensation Arrangements

Certain key employees of the Company also participate in the following compensation and other arrangements: investments in selected private equity activities of the Company funded by deferred compensation and recourse and non-recourse leveraged loans provided by the Company; non-qualified deferred compensation plans that include managed investments; and other non-qualified plans that are funded by the Company with insurance contracts. The investments, including the leverage factor, and the amounts accrued by the Company under these plans are included in the consolidated statements of financial condition. The employee-related assets were $549 million and $1.1 billion as of December 31, 2004 and 2003, respectively, and are included in other assets and deferred amounts in the consolidated

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

16. Employee Benefit Plans (Continued)

statements of financial condition. Related liabilities for deferred compensation plans were $1.2 billion and $1.3 billion, respectively, as of December 31, 2004 and 2003 and are included in other liabilities in the consolidated statements of financial condition. Gains and losses on these assets and liabilities are recorded in the consolidated statements of operations.

17. Income Taxes

The Company is included in the consolidated federal income tax return filed by CSFBI and certain state and local income tax returns filed by CSFBI. CSFBI allocates federal income taxes to its subsidiaries on a separate return basis, and any state and local income taxes on a pro rata basis, pursuant to a tax sharing arrangement.

Included in the consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002 are current and deferred provisions (benefits) for income taxes from continuing operations that were allocated to the Company by CSFBI as follows:

	For the Year Ended December 31,
	2004	2003	2002
	(In millions)
Current:
U.S. federal	$316	$(71)	$(460)
State and local	3	70	37
Foreign	7	1	4
Total current	326	—	(419)
Deferred:
U.S. federal	71	244	284
Total deferred	71	244	284
Provision (benefit) for income taxes from continuing operations	$397	$244	$(135)

Excluded from the table above is a provision for income taxes for the years ended December 31, 2003 and 2002 of $485 million and $47 million, respectively, related to discontinued operations; an income tax benefit of $5 million for the year ended December 31, 2003, related to the cumulative effect of a change in accounting principle; an income tax benefit of $131 million, an income tax charge of $27 million and an income tax charge of $7 million for the years ended December 31, 2004, 2003 and 2002, respectively, related to CSG share plan activity, and an income tax charge of $80 million, an income tax benefit of $2 million and an income tax benefit of $49 million for the years ended December 31, 2004, 2003 and 2002, respectively, related to minimum pension liability adjustments.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

17. Income Taxes (Continued)

The following table summarizes the difference between the federal statutory tax rate and the effective tax rate related to continuing operations for the years ended December 31, 2004, 2003 and 2002:

	For the Year Ended December 31,
	2004		2003		2002
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax (Loss)	Amount	Percent of Pre-tax (Loss)
	(In millions)		(In millions)		(In millions)
U.S. federal statutory income tax provision (benefit)	$639	35.0%	$199	35.0%	$(168)	(35.0)%
Increase (decrease) due to:
Minority interests(1)	(225)	(12.3)	—	—	—	—
Dividend exclusion	(36)	(2.0)	(11)	(2.0)	(28)	(5.9)
Entertainment expense	5	0.3	4	0.8	7	1.4
State and local taxes, net of federal income tax effects	2	0.1	45	8.0	23	4.8
Other	12	0.7	7	1.2	31	6.5
Provision (benefit) for income taxes from continuing operations	$397	21.8%	$244	43.0%	$(135)	(28.2)%

(1)      Represents the effect of non-taxable revenues and expenses from private equity funds consolidated primarily under FIN 46R. Net income was unaffected as offsetting minority interests were recorded in the consolidated statements of operations. See Note 4 for more information.

Deferred tax assets and deferred tax liabilities are generated by the following temporary differences:

	December 31, 2004	December 31, 2003
	(In millions)
Deferred tax assets:
Inventory	$147	$171
Investments	300	267
Other liabilities and accrued expenses, primarily compensation and benefits	1,094	1,220
State and local taxes	32	36
Total deferred tax assets	1,573	1,694
Deferred tax liabilities:
Inventory	62	55
Investments	285	228
Other	91	92
Total deferred tax liabilities	438	375
Deferred tax assets net of deferred tax liabilities	1,135	1,319
Valuation allowance for state and local taxes	(32)	(36)
Net deferred tax asset	$1,103	$1,283

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

17. Income Taxes (Continued)

Due to uncertainty concerning the Company’s ability to generate the necessary amount and mix of state and local taxable income in future periods, the Company maintains a valuation allowance against its deferred state and local tax asset in the amount of $32 million and $36 million as of December 31, 2004 and 2003, respectively. The Company has determined that the realization of the remaining recognized deferred tax assets as of December 31, 2004 is more likely than not based on anticipated future taxable income. In addition, for federal income tax purposes, the Company has planning strategies available that enhance its ability to utilize these tax benefits.

18. Legal Proceedings

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

It is inherently difficult to predict the outcome of many of these matters. In presenting the consolidated financial statements, management makes estimates regarding the outcome of these matters and records a reserve and takes a charge to income when losses with respect to such matters are probable and can be reasonably estimated. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company’s defenses and its experience in similar cases or proceedings. In 2003, the Company paid approximately $150 million with respect to the agreement with the U.S. regulators relating to research analyst independence and the allocation of IPO shares to corporate executives and directors. The Company recorded a $450 million reserve in 2002 related to private litigation involving research analyst independence, certain IPO allocation practices, Enron and other related litigation. Management’s best estimate of the potential exposure pursuant to SFAS 5 related to this private litigation has not changed except that $15 million of the reserve has been applied to settlements of claims covered by such reserve through December 31, 2004.

19. Industry Segment and Geographic Data

As of January 1, 2004, the Company transferred the private equity and private funds businesses from the Institutional Securities segment to the Financial Services segment, which has been renamed the Wealth & Asset Management segment. As a result, the Company changed the presentation of the Institutional Securities and Wealth & Asset Management segment results. The HNW Business is included in the results of the Wealth & Asset Management segment in Private Client Services. In addition, the Company allocated to the segments merger-related costs and certain other costs and revenues, previously excluded from its reportable segments. These costs and revenues include certain significant legal and regulatory charges; severance and other costs from the Company’s cost-reduction initiatives; gains on the sales of businesses and assignments of leases; and the results from legacy private equity and distressed assets. Prior period segment numbers have been changed to conform to the new segment reporting structure.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

19. Industry Segment and Geographic Data (Continued)

The Company operates and manages its businesses through two operating segments: the Institutional Securities segment, consisting primarily of Investment Banking and Trading; and the Wealth & Asset Management segment, consisting of Alternative Capital, which includes the results of the private equity and private funds businesses, and Private Client Services.

The Company’s segments are managed based on types of products and services offered and their related client bases. The Company evaluates the performance of its segments based primarily on income (loss) from continuing operations before provision for income taxes, discontinued operations and cumulative effect of a change in accounting principle but excluding minority interests.

The Institutional Securities segment consists of:

•       Investment Banking, which serves a broad range of users and suppliers of capital and provides financial advisory and securities underwriting and placement services; and

•       Trading, which trades and distributes equity and equity-related products, including listed and OTC derivatives, fixed income financial instruments and derivatives and risk management products, and engages in securities lending and borrowing.

The Institutional Securities segment also includes the results from legacy private equity and distressed assets.

The Wealth & Asset Management segment consists of:

•       Alternative Capital, which includes the private equity and private funds businesses. The private equity business makes privately negotiated investments and acts as an investment advisor for private equity funds. The private funds business raises private capital, primarily from institutional investors, for direct investment by venture capital, management buyout and other investment firms in a variety of fund types; and

•       Private Client Services, which is a financial advisory business serving high-net-worth individuals and corporate investors with a wide range of CSFB and third-party investment management products and services.

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

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

19. Industry Segment and Geographic Data (Continued)

The following table sets forth the net revenues excluding net interest, net interest revenue, total net revenues, total expenses and income (loss) from continuing operations before provision (benefit) for income taxes, discontinued operations and cumulative effect of a change in accounting principle and assets of the Company’s segments.

	Institutional Securities	Wealth & Asset Management	Total Segments
	(In millions)
For the year ended December 31, 2004:
Net revenues excluding net interest	$2,425	$1,433	$3,858
Net interest revenue	2,435	48	2,483
Total net revenues(1)	4,860	1,481	6,341
Total expenses	3,970	545	4,515
Income(2)	890	936	1,826
Minority interests(3)	79	563	642
Income after minority interests(4)	$811	$373	$1,184
For the year ended December 31, 2003:
Net revenues excluding net interest	$1,894	$711	$2,605
Net interest revenue	2,342	50	2,392
Total net revenues(1)(5)	4,236	761	4,997
Total expenses(6)	3,678	750	4,428
Income(2)(5)(6)	558	11	569
Minority interests(3)	—	—	—
Income after minority interests(4)(5)(6)	$558	$11	$569
For the year ended December 31, 2002:
Net revenues excluding net interest	$1,792	$1,113	$2,905
Net interest revenue	2,018	40	2,058
Total net revenues(1)(5)(7)	3,810	1,153	4,963
Total expenses(8)	4,762	682	5,444
Income(2)(5)(7)(8)	(952)	471	(481)
Minority interests(3)	—	—	—
(Loss) income after minority interests(4)(5)(7)(8)	$(952)	$471	$(481)
Segment assets as of December 31, 2004(9)	$271,203	$4,610	$275,813
Segment assets as of December 31, 2003	$239,733	$1,833	$241,566
Segment assets as of December 31, 2002(10)	$223,269	$13,186	$236,455

(1)         Interest income and expense is accrued at the stated coupon rate for coupon-bearing financial instruments, and for non-coupon-bearing financial instruments, interest income is recognized by accreting the discount over the life of the instrument. For coupon-bearing financial instruments purchased at a discount or premium, the difference between interest income and expense accrued at the stated coupon rate and interest income and expense determined on an effective yield basis is included in principal transactions-net in the Company’s consolidated statements of operations and in net revenues excluding net interest above.

(2)         Income (loss) from continuing operations before provision (benefit) for income taxes, minority interests, discontinued operations and the cumulative effect of a change in accounting principle.

(3)         Related to the Company’s consolidation of certain private equity funds. See Note 4 for more information.

(4)         Income (loss) from continuing operations before provision (benefit) for income taxes, discontinued operations and the cumulative effect of a change in accounting principle.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

19. Industry Segment and Geographic Data (Continued)

(5)         The results for the Wealth & Asset Management segment for the year ended December 31, 2003 and 2002 include the results for the Company’s 50% stake in a Japanese online broker, DLJdirect SFG Securities Inc., up to the time of, and the gain resulting from, its sale in the fourth quarter of 2003.

(6)         The Wealth & Asset Management segment results for the year ended December 31, 2003 include the pre-tax loss of $210 million of the HNW Business, of which $200 million related to a write-down of intangible assets by CSAM in December 2003.

(7)         The results for the Wealth & Asset Management segment for the year ended December 31, 2002 include the results for the broker-dealers, CSFBdirect LLC, DLJdirect Ltd. and Autranet, LLC, up to the time of, and the gain resulting from, their sale in the first quarter of 2002.

(8)         The results for the Institutional Securities segment for the year ended December 31, 2002 include:

•     a fourth quarter 2002 charge of $150 million for the agreement in principle with various U.S. regulators involving research analyst independence and the allocation of initial public offering (“IPO”) shares to corporate executive officers and an additional charge of $450 million for private litigation involving research analyst independence, certain IPO allocation practices, Enron and other related litigation; and

•     a fourth quarter 2002 charge of approximately $150 million for severance, including bonus and retention awards, in connection with a CSFB cost-reduction initiative.

(9)         The Institutional Securities and Wealth & Asset Management segment assets as of December 31, 2004 include $494 million and $1.5 billion, respectively, related to the Company’s consolidation of certain private equity funds.

(10)       Segment assets for the Wealth & Asset Management segment for the year ended December 31, 2002 include the assets of the Pershing unit, which was sold to The Bank of New York, Inc. on May 1, 2003.

The following are net revenues from continuing operations by geographic region:

	For the Year Ended December 31,
	2004	2003	2002
	(In millions)
United States	$6,311	$4,983	$4,960
Foreign	30	14	3
Total	$6,341	$4,997	$4,963

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

20. Quarterly Data (Unaudited)

The following table presents total net revenues, income before provision for income taxes, and net income (loss):

	2004 Fiscal Quarter				For the Year Ended December 31,
	First	Second	Third	Fourth	2004
	(In millions)
Total net revenues	$1,580	$1,967	$1,183	$1,611	$6,341
Income from continuing operations(1)	327	805	61	633	1,826
Income from discontinued operations(2)	—	—	—	—	—
Net income	$167	$292	$19	$309	$787

	2003 Fiscal Quarter				For the Year Ended December 31,
	First	Second(3)	Third(4)	Fourth(5)	2003
	(In millions)
Total net revenues	$1,201	$1,446	$1,063	$1,287	$4,997
Income from continuing operations(1)	87	156	184	142	569
Income from discontinued operations(2)	37	1,324	—	—	1,361
Net income	$81	$978	$131	$2	$1,192

(1)      Income from continuing operations before provision for income taxes, minority interests, discontinued operations and cumulative effect of a change in accounting principle.

(2)      Income from discontinued operations before provision (benefit) for income taxes.

(3)      In the second quarter of 2003, the Company sold Pershing to The Bank of New York Company, Inc. and reported a pre-tax gain of approximately $1.3 billion and an after-tax gain of $852 million. The operating results of Pershing, including the gain on the sale, have been presented as Discontinued operations for all periods presented.

(4)      In early 2004, management identified erroneous profit recorded on certain intercompany residential mortgage securitization-related forward transactions related to 2003. For the third quarter of 2003, each of total net revenues and income from continuing operations has been reduced by $37 million and $24 million, respectively, from that previously filed with the SEC on November 10, 2003 on Form 10-Q for the quarterly period ending September 30, 2003.

(5)      The fourth quarter of 2003 includes the pre-tax loss of $200 million and the after-tax loss of $130 million on the write-down of the intangible assets related to the HNW Business.

SCHEDULE I
CREDIT SUISSE FIRST BOSTON (USA), INC.
(Parent Company only)
Condensed Statements of Financial Condition
(In millions, except share data)

	December 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$1	$1
Receivables from brokers, dealers and other	305	99
Derivatives contracts	1,052	1,124
Private equity and other long-term investments	33	32
Receivables from parent and affiliates	23,970	20,551
Receivables from subsidiaries	11,324	10,513
Investment in subsidiaries, at equity	8,667	6,654
Net deferred tax asset	345	302
Goodwill	60	59
Other assets and deferred amounts	284	698
Total assets	$46,041	$40,033
LIABILITIES AND STOCKHOLDER’S EQUITY
Commercial paper and short-term borrowings	$4,192	$4,243
Payables to brokers, dealers and other	411	325
Derivatives contracts	156	72
Accounts payable and accrued expenses	865	859
Other liabilities	480	682
Long-term borrowings	28,873	24,211
Total liabilities	34,977	30,392
Stockholder’s Equity:
Common stock ($0.10 par value; 50,000 shares authorized; 1,100 shares issued and outstanding)	—	—
Paid-in capital	8,538	8,012
Retained earnings	2,534	1,787
Accumulated other comprehensive loss	(8)	(158)
Total stockholder’s equity	11,064	9,641
Total liabilities and stockholder’s equity	$46,041	$40,033

See accompanying notes to condensed financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC.
(Parent Company only)
Condensed Statements of Operations
(In millions)

	For the Year Ended December 31,
	2004	2003	2002
Revenues:
Principal transactions—net	$26	$(3)	$(20)
Investment banking and advisory	—	(5)	—
Interest and dividends, net of interest expense of $713, $476 and $628, respectively	(203)	(144)	(208)
Other	18	29	41
Total net revenues	(159)	(123)	(187)
Expenses:
Employee compensation and benefits	22	93	34
Merger-related costs	—	6	—
Other operating expenses	49	3	33
Total expenses	71	102	67
Loss before income tax benefit and equity in undistributed net income (loss) of subsidiaries	(230)	(225)	(254)
Income tax benefit	(108)	(111)	(100)
Loss before equity in undistributed net income (loss) of subsidiaries	(122)	(114)	(154)
Equity in undistributed net income (loss) of subsidiaries	909	1,306	(103)
Net income (loss)	$787	$1,192	$(257)

See accompanying notes to condensed financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC.
(Parent Company only)
Condensed Statements of Cash Flows
(In millions)

	For the Years Ended December 31,
	2004	2003	2002
Net cash provided by operating activities	$1,599	$592	$1,666
Cash flows from investing activities:
Net proceeds from (payments for):
Receivable from parent and affiliates	(3,419)	(2,370)	(11,516)
Receivables from subsidiaries	(811)	(1,894)	2,278
Investment in subsidiaries, at equity	(2,013)	(400)	(103)
Purchase of subsidiary	—	—	(70)
Net cash used in investing activities	(6,243)	(4,664)	(9,411)
Cash flows from financing activities:
Net proceeds from (payments for):
Commercial paper and short-term borrowings	(51)	2,161	(118)
Issuance (repayments) of:
Series B preferred stock	—	(4)	(1)
Issuance of long-term borrowings	6,973	5,029	10,474
Redemptions/maturities of long-term borrowings	(2,238)	(3,542)	(3,842)
Subordinated loan from subsidiaries	—	—	332
Dividends from affiliates	—	350	600
Dividends to CSFBI	(40)	—	—
Capital contribution by CSFBI	—	75	300
Net cash provided by financing activities	4,644	4,069	7,745
Decrease in cash and cash equivalents	—	(3)	—
Cash and cash equivalents as of the beginning of year	1	4	4
Cash and cash equivalents as of the end of year	$1	$1	$4

See accompanying notes to condensed financial statements.

CREDIT SUISSE FIRST BOSTON (USA), INC.
(Parent Company only)
Notes to Condensed Financial Statements
December 31, 2004

1. Basis of Presentation

The condensed financial statements of Credit Suisse First Boston (USA), Inc. (the “Parent Company”) should be read in conjunction with the consolidated financial statements of Credit Suisse First Boston (USA), Inc. and subsidiaries (the “Company”) and the notes thereto. Investments in subsidiaries are accounted for under the equity method.

2. Related Party Transactions

As of December 31, 2004 and 2003, the Parent Company had receivables from subsidiaries of $11.3 billion and $10.5 billion, respectively. The receivables arose in the ordinary course of business. Changes in this balance are due to changes in the size and timing of transactions. Substantially all receivables from subsidiaries provide for interest based on federal funds rates.

As of December 31, 2004 and 2003, the Parent Company had receivables from its parent (CSFBI) and affiliates that are outside the Company of $24.0 billion and $20.6 billion, respectively. Prior to the acquisition of DLJ, CSFBI issued its own debt to fund its operations. There were no dividends declared to the Parent Company by its consolidated subsidiaries in the year ended December 31, 2004. Dividends declared to the Parent Company by its consolidated subsidiaries were $350 million for the year ended December 31, 2003. There are no restrictions on the payment of dividends, except for those stipulated in certain debt agreements and those applicable to brokers and dealers, which provide for certain minimum amounts of capital to be maintained to satisfy regulatory requirements in the Company’s broker-dealer subsidiaries. Under certain circumstances, the amount of excess capital that can be withdrawn is limited. The regulatory requirements are designed to measure the general financial integrity and liquidity of broker-dealers and provide minimum acceptable net capital levels to satisfy commitments to customers. Unless an adequate level of capital is maintained, regulated broker-dealer subsidiaries would be prohibited from paying dividends to the Parent Company.

3. Guarantees

In the ordinary course of business, the Parent Company enters into guarantee contracts as guarantor. FIN 45 requires disclosure by a guarantor of its maximum potential payment obligations under certain of its guarantees to the extent that it is possible to estimate them. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing such guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that certain events or conditions occur. With certain exceptions, these liability recognition requirements apply to any new guarantees entered into, or existing guarantees that are modified, after December 31, 2002.

Guarantees issued by the Parent Company are disclosed in the consolidated financial statement disclosures (see Note 10 to the consolidated financial statements) except for guarantees issued by the Parent Company on behalf of its consolidated subsidiaries, which are included in the Parent Company only disclosures.

CREDIT SUISSE FIRST BOSTON (USA), INC.
(Parent Company only)
Notes to Condensed Financial Statements (Continued)
December 31, 2004

3. Guarantees (Continued)

Related Party Guarantees

For purposes of Parent Company only condensed financial statements, related party guarantees include guarantees issued by the Parent Company for obligations of its consolidated subsidiaries. Guarantees issued by the Parent Company for the obligations of companies controlled by CSG, the Parent Company’s ultimate parent, excluding the Company that are not consolidated subsidiaries are disclosed in the notes to the Company’s consolidated financial statements.

The Parent Company issues guarantees to customers with respect to certain obligations of its consolidated subsidiaries in the ordinary course of business, including, but not limited to, certain derivatives transactions. Failure to perform by a consolidated subsidiary would require the Parent Company to perform under the guarantee. The maximum contingent liability of future payments of guarantees issued to counterparties of consolidated subsidiaries as of December 31, 2004 was $4.2 billion. While the maximum contingent liability may be indicative of the extent to which such guarantees are used, the Parent Company believes that the likelihood of nonperformance by these consolidated subsidiaries is remote. Excluded from the maximum contingent liability are certain guarantees for which an estimate cannot be made because the exposure is unlimited and therefore impossible to estimate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 17th day of March, 2005.

CREDIT SUISSE FIRST BOSTON (USA), INC.
By:	/s/ PAUL C. WIRTH
Name: Paul C. Wirth
Title: Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ BRIAN D. FINN	Director, President and Chief Executive Officer	March 17, 2005
Brian D. Finn	(Principal Executive Officer)
/s/ PAUL C. WIRTH	Chief Financial and Accounting Officer	March 17, 2005
Paul C. Wirth	(Principal Financial and Accounting Officer)
/s/ NEIL MOSKOWITZ	Director	March 17, 2005
Neil Moskowitz
/s/ EILEEN K. MURRAY	Director	March 17, 2005
Eileen K. Murray

II-1

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10- Q for the period ended June 30, 2004).
3.2	By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10- Q for the period ended June 30, 2004).
4

The instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

10.1

Agreement of Lease, dated July 28, 1995, between Metropolitan Life Insurance Company and CSFB LLC, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.2

Amendment of Lease, dated May 17, 1996, between Metropolitan Life Insurance Company and CSFB LLC, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.3

Agreement of Lease, dated September 10, 1997, between Metropolitan Life Insurance Company and CSFB LLC, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.4

Modification of Lease, dated February 5, 1998, between Metropolitan Life Insurance Company and CSFB LLC, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.5

Second Modification of Lease, dated June 12, 2000, between Metropolitan Life Insurance Company and CSFB LLC, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.6

Third Modification of Lease, dated September 18, 2000, between Metropolitan Life Insurance Company and CSFB LLC, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.7

Fourth Modification of Lease, dated November 13, 2000, between Metropolitan Life Insurance Company and CSFB LLC, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.8

Agreement of Sublease, dated August 31, 1999 between GFT Apparel Corp. and CSFB LLC, as subtenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

E-1

10.9

Lease dated as of October 30, 2001, between Registrant, as landlord, and The Port Authority of New York and New Jersey, on One Madison Avenue (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.10

Lease dated as of March 14, 2002, between Registrant, as landlord, and Standard Chartered Bank, on One Madison Avenue (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.11

Lease dated as of April 26, 2002, between Registrant, as landlord, and Marsh, Inc., on One Madison Avenue (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.12

Amended and Restated Lease, dated as December 17, 2003, between Metropolitan Life Insurance Company and the Registrant, as tenant, on One Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.13

Agreement of Lease, dated August 15, 2000, between TM Park Avenue Associates and CSFB LLC, as tenant, on 315 Park Avenue South, New York, New York (incorporated by reference to Exhibit 10.63 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.14

First Amendment to the Lease between CSFB LLC, as tenant, and TM Park Avenue Associates dated August 16, 2000, on 315 Park Avenue South, New York, New York (incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

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