Form 10-Q
period 2005-03-31
CREDIT SUISSE FIRST BOSTON USA INC
filed 2005-05-11
CIK 29646

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

CREDIT SUISSE FIRST BOSTON (USA), INC.
Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005

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
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In millions)

	March 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$465	$727
Collateralized short-term financings:
Securities purchased under agreements to resell	50,661	48,887
Securities borrowed	79,383	82,912
Receivables:
Customers	3,025	3,307
Brokers, dealers and other	21,865	11,094
Financial instruments owned (includes securities pledged as collateral of $70,075 and $54,663, respectively):
U.S. government and agencies	36,876	32,841
Corporate debt	15,981	14,721
Mortgage whole loans	17,380	14,987
Equities	26,181	28,712
Commercial paper	2,197	1,171
Private equity and other long-term investments	3,119	3,127
Derivatives contracts	4,348	3,663
Other	3,564	3,665
Net deferred tax asset	1,005	1,103
Office facilities at cost (net of accumulated depreciation and amortization of $710 and $913, respectively)	413	420
Goodwill	530	527
Loans receivable from parent and affiliates	20,749	22,692
Other assets and deferred amounts	1,703	1,257
Total assets	$289,445	$275,813

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (Continued)
(Unaudited)
(In millions, except share data)

	March 31, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDER’S EQUITY
Commercial paper and short-term borrowings	$ 15,742	$ 21,684
Collateralized short-term financings:
Securities sold under agreements to repurchase	116,421	108,407
Securities loaned	49,122	45,148
Payables:
Customers	8,036	6,767
Brokers, dealers and other	8,769	10,277
Financial instruments sold not yet purchased:
U.S. government and agencies	25,402	20,154
Corporate debt	3,635	2,842
Equities	10,495	5,245
Derivatives contracts	2,840	2,295
Other	277	161
Obligation to return securities received as collateral	4,027	4,980
Accounts payable and accrued expenses	1,869	3,327
Other liabilities	4,606	4,521
Long-term borrowings	26,849	28,941
Total liabilities	278,090	264,749
Stockholder’s Equity:
Common stock ($0.10 par value; 50,000 shares authorized; 1,100 shares issued and outstanding)	—	—
Paid-in capital	8,656	8,538
Retained earnings	2,710	2,534
Accumulated other comprehensive loss	(11)	(8)
Total stockholder’s equity	11,355	11,064
Total liabilities and stockholder’s equity	$ 289,445	$ 275,813

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2005	2004
Revenues:
Principal transactions-net	$367	$63
Investment banking and advisory	321	474
Commissions and fees	351	374
Interest and dividends, net of interest expense of $2,147 and $1,198, respectively	577	647
Other	17	22
Total net revenues	1,633	1,580
Expenses:
Employee compensation and benefits	947	963
Occupancy and equipment rental	120	114
Brokerage, clearing and exchange fees	77	72
Communications	36	32
Professional fees	67	55
Merger-related costs	—	4
Other operating expenses	(5)	13
Total expenses	1,242	1,253
Income before provision for income taxes, minority interests and cumulative effect of a change in accounting principle	391	327
Provision for income taxes	66	79
Minority interests	155	81
Income before cumulative effect of a change in accounting principle	170	167
Cumulative effect of a change in accounting principle, net of income tax expense of $3	6	—
Net income	$176	$167

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder’s Equity
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)
(In millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balances as of December 31, 2003	$—	$8,012	$1,787	$(158)	$9,641
Net income	—	—	167	—	167
Decrease in pension liability	—	—	—	1	1
Total comprehensive income					168
CSG share plan activity, including tax charge of $10	—	90	—	—	90
Balances as of March 31, 2004	$—	$8,102	$1,954	$(157)	$9,899
Balances as of December 31, 2004	$—	$8,538	$2,534	$(8)	$11,064
Net income	—	—	176	—	176
Net change in cash flow hedge, including tax benefit of $2	—	—	—	(3)	(3)
Total comprehensive income					173
CSG share plan activity, including tax charge of $11	—	118	—	—	118
Balances as of March 31, 2005	$—	$8,656	$2,710	$(11)	$11,355

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$176	$167
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	33	47
Non-cash CSG share plan activity	129	100
Deferred taxes	85	61
Other, net	(14)	(9)
Change in operating assets and operating liabilities:
Securities borrowed	3,529	(2,187)
Receivables from customers	282	365
Receivables from brokers, dealers and other	(10,771)	338
Financial instruments owned	(5,403)	(22,157)
Other assets and deferred amounts and Other liabilities, net	(2,177)	(89)
Securities loaned	3,974	441
Payables to customers	1,269	690
Payables to brokers, dealers and other	(1,508)	128
Financial instruments sold not yet purchased	11,952	3,799
Obligation to return securities received as collateral	(953)	2,868
Accounts payable and accrued expenses	(1,458)	(721)
Net cash used in operating activities	(855)	(16,159)
Cash flows from investing activities:
Net (payments for) proceeds from:
Loans receivable from parent and affiliates	1,943	(174)
Office facilities, net	(30)	(97)
Net cash provided by (used in) investing activities	1,913	(271)
Cash flows from financing activities:
Net proceeds from (payments for):
Commercial paper and short-term borrowings	(5,942)	8,021
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	6,240	8,634
Issuances of long-term borrowings	3	996
Redemptions and maturities of long-term borrowings	(1,621)	(626)
Net cash (used in) provided by financing activities	(1,320)	17,025
(Decrease) increase in cash and cash equivalents	(262)	595
Cash and cash equivalents as of the beginning of period	727	334
Cash and cash equivalents as of the end of period	$465	$929
SUPPLEMENTAL DISCLOSURES
Cash payments for interest	$2,001	$1,244
Cash payments for income taxes, net of refunds	$6	$8

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005

1.   Summary of Significant Accounting Policies

The Company

Credit Suisse First Boston (USA), Inc. and its subsidiaries (the “Company”) is a leading integrated investment bank serving institutional, corporate, government and high-net-worth individual clients. The Company’s products and services include securities underwriting, sales and trading, financial advisory services, private equity investments, full service brokerage services, derivatives and risk management products and investment research.

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

The results of operations for interim periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

To prepare condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management must make estimates and assumptions. The reported amounts of assets and liabilities and revenues and expenses are affected by these estimates and assumptions, the most significant of which are discussed in the notes to the condensed consolidated financial statements. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ materially from these estimates. For a description of the Company’s significant accounting policies, see Note 1 of the consolidated financial statements in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Certain reclassifications have been made to prior year condensed consolidated financial statements to conform to the 2005 presentation.

New Accounting Pronouncements

In August 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” (“SFAS 123”) using the prospective method. Under the prospective method, the Company recognized compensation expense over the vesting period for all share option and share awards granted under the Credit Suisse Group International Share Plan (the “Plan”) for services provided after January 1, 2003.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2005

1.   Summary of Significant Accounting Policies (Continued)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). In April 2005, the Securities and Exchange Commission (the “SEC”) deferred the effective date of SFAS 123R, which is now effective for fiscal years beginning after June 15, 2005. Under SFAS 123R, a company that has previously adopted the recognition provisions of SFAS 123 must adopt the revised standard using the modified prospective method, and may also choose to apply the modified retrospective method to prior reporting periods. The Company has early adopted the new standard as of January 1, 2005, using the modified prospective method. During the three months ended March 31, 2005, the Company recorded an after-tax gain of $6 million in the condensed consolidated statement of income as cumulative effect of a change in accounting principle to reverse the expense previously recognized on all outstanding unvested awards that are not expected to vest. For new grants after January 1, 2005, forfeitures will be included in the initial estimate of compensation expense at the grant date.

For further information on share-based compensation, see Note 11.

2.   Related Party Transactions

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

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2005

2.   Related Party Transactions (Continued)

The following table sets forth the Company’s related party assets and liabilities as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
	(In millions)
ASSETS
Securities purchased under agreements to resell	$6,787	$6,685
Securities borrowed	2,701	1,861
Receivables from customers	395	379
Receivables from brokers, dealers and other	4,381	1,893
Derivatives contracts	1,300	1,400
Net deferred tax asset	1,005	1,103
Loans receivable from parent and affiliates	20,749	22,692
Total assets	$37,318	$36,013
LIABILITIES
Short-term borrowings	$13,983	$20,085
Securities sold under agreements to repurchase	25,512	22,317
Securities loaned	36,466	34,056
Payables to customers	1,542	1,054
Payables to brokers, dealers and other	3,182	1,300
Derivatives contracts	946	695
Obligation to return securities received as collateral	1,335	1,252
Taxes payable (included in Other liabilities)	452	484
Intercompany payables (included in Other liabilities)	330	191
Total liabilities	$83,748	$81,434

Included in the condensed consolidated statements of income are revenues and expenses resulting from various securities trading and financing activities with certain affiliates, as well as fees for administrative services performed by the Company under the terms of various service agreements. The Company incurs commission expenses during the normal course of business for securities transactions conducted with affiliates. Other operating expenses include affiliate service fees that are treated as a reduction in other operating expenses in the condensed consolidated statements of income. These fees include compensation and benefits expense relating to business activities conducted by Company employees on behalf of CSG affiliates outside the Company.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2005

2.   Related Party Transactions (Continued)

The following table sets forth the Company’s related party revenues and expenses for the three months ended March 31, 2005 and 2004:

	For the Three Months Ended March 31,
	2005	2004
	(In millions)
Principal transactions-net (derivatives contracts)	$474	$60
Commissions	(7)	(8)
Net interest expense	(196)	(59)
Total net revenues	$271	$(7)
Other operating expenses	$(84)	$(44)
Total expenses	$(84)	$(44)

From time to time the Company sells at cost to CSFBI the right, title and interest in certain assets. For the three months ended March 31, 2005 the value of the assets sold was not significant.

As of March 31, 2005, certain private equity funds of funds, with approximately $4.1 billion of committed capital, and certain hedge funds, hedge funds of funds and variable interest entities (“VIEs”) that issue collateralized debt obligations (“CDOs”), with aggregate assets under management of approximately $15.5 billion, of CSFB Alternative Capital, Inc., an indirect wholly owned subsidiary of CSFBI, are managed by the Company’s Alternative Capital division. CSFB Alternative Capital, Inc. reimburses the Alternative Capital division for all costs and expenses incurred by the Company in connection with managing these assets.

Beginning in April 2004, the Company entered into economic hedging arrangements with respect to deferred compensation obligations payable to its employees and to employees of affiliates, whose deferred compensation is not recorded in the Company’s condensed consolidated financial statements. These hedging arrangements will result in the Company recognizing gains or losses with respect to the hedge of the deferred compensation obligation of such affiliates. For the three months ended March 31, 2005, the gain from the economic hedging arrangements with respect to these affiliate obligations was $1 million.

The Credit Suisse Group International Share Plan provides for the grant of equity-based awards to Company employees based on CSG shares pursuant to which employees of the Company may be granted, as compensation, shares or other equity-based awards as compensation for services performed. CSFBI purchases shares from CSG to satisfy these awards, but CSFBI does not require reimbursement from the Company; therefore, amounts are considered a capital contribution to the Company and credited to paid-in-capital. Amounts contributed by CSFBI relating to compensation expense for the three months ended March 31, 2005 and 2004 were $129 million and $100 million, respectively. See Note 11 for further information on the Company’s share-based compensation.

Certain of the Company’s directors, officers and employees and those of its affiliates and their subsidiaries maintain margin accounts with Credit Suisse First Boston LLC (“CSFB LLC”) and other affiliated broker-dealers in the ordinary course of business. In addition, certain of such directors, officers

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2005

2.   Related Party Transactions (Continued)

and employees have investments or commitments to invest in various private funds. The Company makes loans to directors and executive officers on the same terms as are generally available to third parties or otherwise pursuant to widely available employee benefit plans. CSFB LLC and other affiliated broker-dealers, from time to time and in the ordinary course of business, enter into, as principal, transactions involving the purchase or sale of securities from or to such directors, officers and employees and members of their immediate families.

In connection with its derivatives activities, the Company enters into over-the-counter (“OTC”) derivatives contracts with related parties that contingently require the Company, as guarantor, to make payments based on changes in an underlying financial instrument. See Note 8 for more information.

The Company is included in the consolidated federal income tax return filed by CSFBI and certain state and local income tax returns filed by CSFBI.

3.   Transfers and Servicing of Financial Assets

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

As of March 31, 2005 and December 31, 2004, the fair value of assets that the Company pledged to counterparties was $213.4 billion and $199.3 billion, respectively, of which $70.1 billion and $54.7 billion, respectively, was included in financial instruments owned in the condensed consolidated statements of financial condition.

The Company has also received similar assets as collateral that the Company has the right to re-pledge or sell. The Company routinely re-pledges or lends these assets to third parties. As of March 31, 2005 and December 31, 2004, the fair value of the assets pledged to the Company was $192.6 billion and $182.3 billion, respectively, of which $191.8 billion and $180.6 billion, respectively, was sold or repledged.

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
March 31, 2005

3.   Transfers and Servicing of Financial Assets (Continued)

return based on the returns on those assets. Investors typically have recourse to the assets in the CDO VIEs. The investors and the CDO VIEs have no recourse to the Company’s assets.

The following table presents the proceeds and gains related to the securitization of commercial mortgage loans, residential mortgage loans, CDOs and other asset-backed loans for the three months ended March 31, 2005 and 2004:

	Commercial mortgage loans	Residential mortgage loans	Collateralized debt obligations	Other asset-backed loans(1)
	(In millions)
For the Three Months Ended March 31, 2005
Proceeds from new securitizations	$1,357	$11,755	$1,320	$1,908
Gain on securitizations(2)	$39	$12	$10	$15
For the Three Months Ended March 31, 2004
Proceeds from new securitizations	$1,299	$8,714	$401	$744
Gain on securitizations(2)	$63	$27	$5	$4

(1)          Primarily includes home equity loans.

(2)          Includes underwriting fees and retained interest gains and losses but excludes all gains or losses, including net interest revenues, on assets prior to securitization.

Included in residential mortgage loans in the table above are proceeds of $4.4 billion and $3.4 billion related to the securitization of agency mortgage-backed securities for the three months ended March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005 and 2004, the Company recognized losses of $4 million and gains of $2 million, respectively, from these securitizations.

The Company may retain interests in these securitized assets in connection with its underwriting and market-making activities. The Company’s exposure in its securitization activities is limited to its retained interests. Retained interests in securitized financial assets are included at fair value in financial instruments owned in the condensed consolidated statements of financial condition. Any changes in the fair value of these retained interests are recognized in the condensed consolidated statements of income. The fair values of retained interests are determined using present value of estimated future cash flows valuation techniques that incorporate assumptions that market participants customarily use in their estimates of values. As of March 31, 2005 and December 31, 2004, the fair value of the interests retained by the Company was $2.9 billion and $2.0 billion, respectively.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2005

3.   Transfers and Servicing of Financial Assets (Continued)

Key economic assumptions used in measuring at the date of securitization the fair value of the retained interests resulting from securitizations completed during the three months ended March 31, 2005 were as follows:

	For the Three Months Ended March 31, 2005
	Commercial mortgage loans(1)	Residential mortgage loans	Collateralized debt obligations(2)	Other asset-backed loans
Weighted-average life (in years)	N/A	4.6	6.8	3.5
Prepayment rate (in rate per annum)(3)	N/A	11%-25%	N/A	25%
Cash flow discount rate (in rate per annum)(4)	N/A	3.7%-39.5%	9.2%	4.8%
Expected credit losses (in rate per annum)	N/A	0.1%-34.9%	5.1%	0.7%

The following table sets forth the fair value of retained interests from securitizations as of March 31, 2005, key economic assumptions used to determine the fair value and the sensitivity of the fair value to immediate adverse changes in those assumptions:

	As of March 31, 2005
	Commercial mortgage loans(1)	Residential mortgage loans	Collateralized debt obligations(2)	Other asset-backed loans
	(Dollars in millions)
Carrying amount/fair value of retained interests	$3	$2,691	$140	$54
Weighted-average life (in years)	0.4	2.6	11.4	1.6
Prepayment rate (in rate per annum)(3)	N/A	3%-53%	N/A	21%-51%
Impact on fair value of 10% adverse change	N/A	$(4)	N/A	$—
Impact on fair value of 20% adverse change	N/A	$(8)	N/A	$—
Cash flow discount rate (in rate per annum)(4)	19.5%	6.2%	11.9%	16.3%
Impact on fair value of 10% adverse change	$—	$(34)	$(7)	$—
Impact on fair value of 20% adverse change	$—	$(68)	$(14)	$(1)
Expected credit losses (in rate per annum)	15.0%	2.3%	7.8%	11.8%
Impact on fair value of 10% adverse change	$—	$(7)	$(3)	$—
Impact on fair value of 20% adverse change	$—	$(15)	$(6)	$—

(1)          To deter prepayment, commercial mortgage loans typically have prepayment protection in the form of prepayment lockouts and yield maintenances.

(2)          CDO deals are generally structured to be protected from prepayment risk.

(3)          The Company utilizes the Constant Prepayment Rate assumptions.

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
March 31, 2005

3.   Transfers and Servicing of Financial Assets (Continued)

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

The Company has consolidated all CDO VIEs for which it is the primary beneficiary. As of March 31, 2005 and December 31, 2004, the Company recorded $282 million and $291 million, respectively, representing the carrying amount of the consolidated assets of these CDO VIEs that are collateral for the VIE obligations. The beneficial interests of these consolidated CDO VIEs are payable solely from the cash flows of the related collateral, and the creditors of these VIEs do not have recourse to the Company in the event of default.

The Company retains significant debt and equity interests in open CDO VIEs that are not consolidated because the Company is not the primary beneficiary. The total assets in these CDO VIEs as of March 31, 2005 and December 31, 2004 were $5.0 billion and $4.5 billion, respectively. The Company’s maximum exposure to loss as of March 31, 2005 and December 31, 2004 was $194 million and $62 million, respectively, which was the amount of its retained interests, carried at fair value, in financial instruments owned.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2005

3.   Transfers and Servicing of Financial Assets (Continued)

Certain of the Company’s private equity funds are subject to FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) and the subsequent modifications of FIN 46 (“FIN 46R”). In the normal course of its private equity activities, the Company is typically the general partner and investment adviser to private equity funds. Limited partners of these funds typically have recourse to the funds assets but have no recourse to the Company’s assets. During 2004, the Company consolidated certain private equity funds that are managed by the Company. The following table presents the impact on the condensed consolidated statements of financial condition of the Company’s consolidation of these private equity funds primarily under FIN 46R, as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
	(In millions)
Private equity and other long-term investments	$1,825	$1,947
All other assets, net	(87)	2
Total assets	$1,738	$1,949
Minority interests (included in other liabilities)	$1,884	$1,978
All other liabilities, net (excluding minority interests)	(146)	(29)
Total liabilities	$1,738	$1,949

The following table presents the impact on the condensed consolidated statements of income of the Company’s adoption of FIN 46R, for the three months ended March 31, 2005 and 2004:

	For the Three Months Ended March 31,
	2005	2004
	(In millions)
Net revenues	$157	$81
Expenses	2	—
Minority interests	$155	$81

4.   Private Equity and Other Long-Term Investments

Private equity and other long-term investments include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. The Company categorizes its private equity and other long-term investments into three categories: CSFB-managed funds, which include funds consolidated primarily under FIN 46R, funds managed by third parties and direct investments. These investments generally have no readily available market or may be otherwise restricted as to resale under the Securities Act of 1933; therefore, these investments are carried at amounts which approximate fair value.

As of March 31, 2005 and December 31, 2004, the Company had investments in private equity and other long-term investments of $3.1 billion, including $1.8 billion and $1.9 billion, respectively, in private equity investments consolidated primarily under FIN 46R. As of March 31, 2005 the Company had commitments to invest up to an additional $936 million. The cost of these investments, excluding the private equity investments consolidated primarily under FIN 46R, was $1.6 billion as of March 31, 2005

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2005

4.   Private Equity and Other Long-Term Investments (Continued)

and $1.5 billion as of December 31, 2004. Changes in net unrealized appreciation/depreciation arising from changes in fair value and the gain or loss realized upon sale are reflected in principal transactions-net in the condensed consolidated statements of income. See Note 3 for more information.

The Company’s subsidiaries manage many private equity partnerships (the “Funds”). When the investment performance on CSFB-managed Funds exceeds specific thresholds, the Company and certain other partners (the “GPs”) may be entitled to receive a carried interest distribution under the governing documents of the Funds. Carried interest distributions are based on the cumulative investment performance of each Fund at the time the distribution is made. As a result, the Company may be obligated to return to investors in the Funds all or a portion of the carried interest distributions the Company has received if the Company has received excess carried interest distributions over the life of the Funds. The Company also guarantees the obligation of the other partners to return excess carried interest payments. The amount of such contingent obligations is based upon the performance of the Funds but cannot exceed the amount of carried interest received by the GPs. As of March 31, 2005 and December 31, 2004, the maximum amount of such contingent obligations was $462 million and $439 million, respectively, assuming the Funds’ remaining investments were worthless. Assuming the Funds’ remaining investments were sold at their current carrying values as of March 31, 2005 and December 31, 2004, the contingent obligations would have been $5 million and $9 million, respectively. As of March 31, 2005 and December 31, 2004, the Company withheld cash from distributions on prior realizations to the partners, and recorded corresponding liabilities of $93 million and $75 million, respectively, in connection with the Company’s guarantee to return prior carried interest distributions to third party investors in the Funds.

In addition, pursuant to certain contractual arrangements, the Company is obligated to make cash payments to certain investors in certain Funds if specified performance thresholds are not met. As of March 31, 2005 and December 31, 2004, the maximum amount of such contingent obligations was $65 million assuming the Funds’ remaining investments were worthless. Assuming the Funds’ remaining investments were sold at their current carrying values as of March 31, 2005 and December 31, 2004, there would have been no contingent obligation.

5.   Derivatives Contracts

The Company uses derivatives contracts for trading and hedging purposes and to provide products for clients. These derivatives include options, forwards, futures and swaps. For more information on the Company’s derivatives, see Note 6 of the consolidated financial statements in Part II, Item 8 in the Annual Report on Form 10-K for the year ended December 31, 2004.

The fair values of all derivatives contracts outstanding as of March 31, 2005 and December 31, 2004 were as follows:

	March 31, 2005		December 31, 2004
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Options	$811	$694	$1,001	$879
Forward contracts	2,017	882	1,206	355
Swaps	1,520	1,264	1,456	1,061
Total	$4,348	$2,840	$3,663	$2,295

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2005

5.   Derivatives Contracts (Continued)

These assets and liabilities are included as derivatives contracts in financial instruments owned/sold not yet purchased, respectively, in the condensed consolidated statements of financial condition.

6.   Borrowings

Short-term borrowings are generally demand obligations with interest approximating the federal funds rate, LIBOR or other money market indices. Such borrowings are generally used to facilitate the securities settlement process, finance financial instruments owned and finance securities purchased by customers on margin. As of March 31, 2005 and December 31, 2004, there were no short-term borrowings secured by Company-owned securities.

The following table sets forth the Company’s short-term borrowings and their weighted average interest rates:

	Short-term borrowings		Weighted average interest rates
	As of March 31, 2005	As of December 31, 2004	As of March 31, 2005	As of December 31, 2004
	(In millions)
Bank loans, including loans from affiliates(1)	$14,371	$20,435	3.24%	2.65%
Commercial paper	1,371	1,249	2.82%	2.11%
Total short-term borrowings	$15,742	$21,684

(1)          Includes $14.0 billion and $20.1 billion in loans from affiliates as of March 31, 2005 and December 31, 2004, respectively.

The Company has two commercial paper programs exempt from registration under the Securities Act of 1933 that allow the Company to issue up to $7.0 billion in commercial paper. As of March 31, 2005 and December 31, 2004, $1.4 billion and $1.2 billion, respectively, of commercial paper was outstanding under these programs.

In June 2004, the Company filed with the SEC a shelf registration statement that allows the Company to issue from time to time up to $15.0 billion of senior and subordinated debt securities, and warrants to purchase such securities. Under that shelf registration statement, the Company had, as of May 10, 2005, approximately $11.5 billion available for issuance.

In July 2001, the Company established a Euro Medium-Term Note program that allows the Company to issue up to $5.0 billion of notes. Under this program, the Company had, as of May 10, 2005, approximately $1.2 billion available for issuance.

The following table sets forth the Company’s long-term borrowings as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
	(In millions)
Senior notes 2.66%-7.13%, due various dates through 2032	$21,523	$22,485
Medium-term notes 2.14%-7.53%, due various dates through 2032	5,310	6,387
Structured borrowings 5.7%-16.06%, due various dates through 2007	16	69
Total long-term borrowings	$26,849	$28,941
Current maturities of long-term borrowings	$1,647	$3,137

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2005

6.   Borrowings (Continued)

As of March 31, 2005 and December 31, 2004, long-term borrowings included an increase of approximately $154 million and $624 million, respectively, associated with fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”). As of March 31, 2005 and December 31, 2004, the Company had entered into interest rate swaps, with a notional amount of $21.3 billion and $21.8 billion, respectively, on the Company’s long-term borrowings for hedging purposes. Substantially all of these swaps qualified as fair value hedges under SFAS 133. See Note 5 for more information.

The following table sets forth scheduled maturities of all long-term borrowings as of March 31, 2005:

Twelve Months Ended March 31,
(In millions)
2006	$1,647
2007	3,966
2008	4,999
2009	2,194
2010	2,777
2011-2032	11,266
Total	$26,849

The following table sets forth scheduled maturities of the current portion of long-term borrowings as of March 31, 2005:

Three Months Ended
(In millions)
June 30, 2005	$900
September 30, 2005	149
December 31, 2005	498
March 31, 2006	100
Total	$1,647

As of March 31, 2005, Credit Suisse First Boston LLC (“CSFB LLC”) maintained with third parties four 364-day committed secured revolving credit facilities totaling $2.0 billion, with one facility for $500 million maturing in July 2005, one facility for $500 million maturing in November 2005, one facility for $500 million maturing in February 2006 and one facility for $500 million maturing in March 2006. These facilities require CSFB LLC to pledge unencumbered marketable securities to secure any borrowings. Borrowings under each facility would bear interest at short-term rates related to either the federal funds rate or LIBOR and can be used for general corporate purposes. The facilities contain customary covenants that the Company believes will not impair its ability to obtain funding. As of March 31, 2005, no borrowings were outstanding under any of the facilities.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2005

6.   Borrowings (Continued)

2005 Financings:

During the three months ended March 31, 2005, the Company issued $3 million in structured notes and repaid approximately $1.1 billion of medium-term notes, $500 million of senior notes and $55 million of structured notes.

7.   Leases and Commitments

The following table sets forth the Company’s minimum operating lease commitments as of March 31, 2005:

Twelve Months Ended March 31,
(In millions)
2006	$154
2007	150
2008	140
2009	134
2010	131
2011-2025	1,050
Total(1)	$1,759

(1)          Includes contractual obligations related to certain information technology, equipment leases and software licenses of $4 million and excludes sublease revenue of $341 million and executory costs such as insurance, maintenance and taxes of $554 million.

The following table sets forth certain of the Company’s long-term commitments, including the current portion as of March 31, 2005:

	Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total commitments
	(In millions)
Standby resale agreements(1)	$—	$25	$—	$—	$25
Private equity(2)	169	129	57	581	936
Forward agreements(3)	10,048	—	—	—	10,048
Unfunded mortgage commitments(4)	—	51	—	—	51
Total commitments	$10,217	$205	$57	$581	$11,060

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
March 31, 2005

7.   Leases and Commitments (Continued)

(3)          Represents commitments to enter into forward securities purchased under agreements to resell and forward agreements to borrow securities.

(4)          The Company enters into commitments to extend credit, predominantly at variable interest rates, in connection with certain commercial mortgage activities.

Excluded from the table above are certain commitments to originate, purchase and sell mortgage whole loans. These commitments are reflected as derivatives contracts in the condensed consolidated statements of financial condition. For more information on the Company’s derivatives contracts see Note 5.

The Company used $55 million in outstanding standby letters of credit as of March 31, 2005, in order to satisfy counterparty collateral requirements.

The Company had no capital lease or purchase obligations as of March 31, 2005. For information about certain of the Company’s additional commitments, see Notes 4 and 8.

8.   Guarantees

In the ordinary course of business, the Company enters into guarantee contracts as guarantor. FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires disclosure by a guarantor of its maximum potential payment obligations under certain of its guarantees to the extent that it is possible to estimate them. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing such guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that certain events or conditions occur. With certain exceptions, these liability recognition requirements apply to any guarantees entered into or modified after December 31, 2002.

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

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2005

8.   Guarantees (Continued)

The following table sets forth the maximum quantifiable contingent liabilities and carrying amounts associated with guarantees covered by FIN 45 as of March 31, 2005, by maturity.

	Guarantee of Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total guarantees	Carrying amounts
	(In millions)
Credit guarantees	$6	$10	$53	$384	$453	$11
Performance guarantees	73	326	—	—	399	6
Derivatives	3,621	2,075	248	1,246	7,190	112
Related party guarantees	—	—	—	1	1	—
Indemnifications	—	—	—	6	6	—
Total guarantees	$3,700	$2,411	$301	$1,637	$8,049	$129

For more information on the Company’s guarantees, including guarantees for which the maximum contingent liability cannot be quantified, see Note 10 of the consolidated financial statements in Part II, Item 8 in the Annual Report on Form 10-K for the year ended December 31, 2004.

9.   Net Capital Requirements

The Company’s principal wholly owned subsidiary, CSFB LLC, is a registered broker-dealer, registered futures commission merchant and member firm of the New York Stock Exchange Inc. (“NYSE”). Accordingly, the Company is subject to the minimum net capital requirements of the SEC and the Commodities Futures Trading Commission (“CFTC”). Under the alternative method permitted by SEC rule 15c3-1, the required net capital may not be less than the greater of 2% of aggregate debit balances arising from customer transactions or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act less the market value of certain commodity options, all as defined. Under CFTC Regulation 1.17, the required minimum net capital requirement is 8% of the total risk margin requirement (as defined) for all positions carried in customer accounts plus 4% of the total risk margin requirement (as defined) for all positions carried in non-customer accounts. As of March 31, 2005, the CFTC’s minimum net capital requirement was greater than the SEC’s minimum net capital requirement. As of March 31, 2005, CSFB LLC’s net capital of approximately $2.8 billion was 40.8% of aggregate debit balances and in excess of the CFTC’s minimum requirement by approximately $2.6 billion.

The Company’s OTC derivatives dealer subsidiary, Credit Suisse First Boston Capital LLC (“CSFB Capital LLC”), is also subject to the uniform net capital rule, but computes its net capital based on value at risk under Appendix F of rule 15c3-1 under the Securities Exchange Act of 1934. As of March 31, 2005, CSFB Capital LLC’s net capital of $302 million, allowing for market and credit risk exposure of $82 million and $43 million, respectively, was in excess of the minimum net capital requirement by $282 million. CSFB Capital LLC is in compliance with the exemptive provisions of Rule 15c3-3 because the Company does not carry securities accounts for customers or perform custodial functions relating to customer securities.

As of March 31, 2005, the Company and its subsidiaries complied with all applicable regulatory capital adequacy requirements.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2005

10.   Cash and Securities Segregated Under Federal and Other Regulations

In compliance with the Commodity Exchange Act, CSFB LLC segregates funds deposited by customers and funds accruing to customers as a result of trades or contracts. As of March 31, 2005 and December 31, 2004, cash and securities aggregating $3.4 billion and $3.1 billion, respectively, were segregated or secured by CSFB LLC in separate accounts exclusively for the benefit of customers.

In accordance with the SEC’s no-action letter dated November 3, 1998, CSFB LLC computed a reserve requirement for the proprietary accounts of introducing broker-dealers. As of March 31, 2005 and December 31, 2004, CSFB LLC segregated securities aggregating $2.6 billion and $1.5 billion, respectively, on behalf of introducing broker-dealers.

In addition, CSFB LLC segregated U.S. Treasury securities with a market value of $4.8 billion and $4.4 billion as of March 31, 2005 and December 31, 2004, respectively, in a special reserve bank account exclusively for the benefit of customers as required by Rule 15c3-3 of the Exchange Act.

11.   Share-Based Compensation

The Company participates in the Credit Suisse Group International Share Plan (the “Plan”). The Plan provides for share option and share awards to be granted to certain employees based on the fair market value of CSG shares at the time of grant. Effective January 1, 2005, the Company early adopted the provisions of SFAS 123R on accounting for stock compensation using the modified prospective method. For additional information on the effect of adopting SFAS 123R, see Note 1.

Share Awards

Under the Plan, the Company grants share awards as part of incentive compensation with a three-year vesting period. Compensation expense is recognized over the vesting period on a straight-line basis. For share awards that are not granted as part of incentive compensation, compensation expense is recognized over a vesting period of one to five years on a straight-line basis.

The fair value of share awards is determined by the market price of CSG shares on the date of grant. The weighted-average fair value at grant date for share awards granted during the three months ended March 31, 2005 and 2004 was $41.56 and $37.81, respectively. The number of share awards granted during the three months ended March 31, 2005 and 2004 was 17 million.

Share Option Awards

Under the Plan, the Company may grant share option awards as part of incentive compensation with a three-year vesting period. Compensation expense is recognized over the vesting period on a straight-line basis. For share option awards that are not part of incentive compensation, compensation expense is recognized on a straight-line basis over the service period, which ranges from two to four years. These awards expire ten years from the grant date. The Company did not grant any share option awards during the three months ended March 31, 2005 and 2004.

Share option awards granted in or before January 2003 for services provided before January 1, 2003, if not subsequently modified, were previously accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2005

11.   Share-Based Compensation (Continued)

Upon adoption of SFAS 123R, compensation expense for these options that have future vesting requirements was recognized in the condensed consolidated statement of income.

If the Company had applied the fair-value based method under SFAS 123 to recognize expense over the relevant service period for share options that had future vesting requirements granted in or before January 2003, net income would have decreased for the three months ended March 31, 2004. For the three months ended March 31, 2005, there was no pro forma impact as compensation expense includes the fair value as of the grant date of all outstanding unvested share option awards granted. The following table reflects the pro forma effect for the three months ended March 31, 2004:

For the Three Months Ended March 31, 2004
(In millions)
Net income, as reported	$167
Add: Share-based employee compensation expense, net of related tax effects, included in reported net income	64
Deduct: Share-based employee compensation expense, net of related tax effects, determined under the fair-value based method for all awards	66
Pro forma net income	$165

12.   Employee Benefit Plans

The Company provides retirement and postretirement benefits to its U.S. and certain non-U.S. employees through participation in defined benefit pension plans, a defined contribution plan and other post-retirement plans. The Company’s measurement date is September 30 for its pension and other plans. For more information on the Company’s employee benefit plans, see Note 16 of the consolidated financial statements in Part II, Item 8 in the Annual Report on Form 10-K for the year ended December 31, 2004.

The following table presents the pension expense by component for the Company’s defined benefit pension plans and other post-retirement plans for the three months ended March 31, 2005 and 2004:

	For the Three Months Ended March 31,
	2005	2004
	(In millions)
Components of Net Periodic Benefit Cost:
Service cost	$6	$7
Interest cost	11	11
Expected return on plan assets	(14)	(13)
Amortization of loss	5	6
Amortization of prior service cost	—	(1)
Net periodic benefit cost	$8	$10

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2005

12.   Employee Benefit Plans (Continued)

The Company did not make payments to the qualified pension plan during the three months ended March 31, 2005 and does not expect to make any payments during the remainder of the year ending December 31, 2005. The Company made payments of $1 million to participants in the supplemental plan and the other post-retirement plans during the three months ended March 31, 2005 and expects to pay a total of $4 million during the remainder of the year ending December 31, 2005.

13.   Legal Proceedings

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

14.   Industry Segment and Geographic Data

The Company operates and manages its businesses through two operating segments: the Institutional Securities segment, consisting primarily of Investment Banking, Trading and certain separately managed private equity and distressed assets; and the Wealth & Asset Management segment, consisting of Alternative Capital, which includes the results of the private equity and private funds businesses, and Private Client Services. For further information on the segments, see Note 19 of the consolidated financial statements in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2004.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2005

14.   Industry Segment and Geographic Data (Continued)

The following table sets forth the net revenues excluding net interest, net interest revenue, total net revenues, total expenses and income before provision for income taxes and cumulative effect of a change in accounting principle and assets of the Company’s segments.

	Institutional Securities	Wealth & Asset Management	Total Segments
	(In millions)
For the three months ended March 31, 2005:
Net revenues excluding net interest	$767	$289	$1,056
Net interest revenue	567	10	577
Total net revenues(1)	1,334	299	1,633
Total expenses	1,093	149	1,242
Income(2)	241	150	391
Minority interests(3)	54	101	155
Income after minority interests(4)	$187	$49	$236
Segment assets as of March 31, 2005(5)	$284,674	$4,771	$289,445
For the three months ended March 31, 2004:
Net revenues excluding net interest	$703	$230	$933
Net interest revenue	637	10	647
Total net revenues(1)	1,340	240	1,580
Total expenses	1,095	158	1,253
Income(2)	245	82	327
Minority interests(3)	27	54	81
Income after minority interests(4)	$218	$28	$246
Segment assets as of December 31, 2004(5)	$271,203	$4,610	$275,813

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

(2)          Income before provision for income taxes, minority interests and cumulative effect at a change in accounting principle.

(3)          Related to the Company’s consolidation of certain private equity funds. See Note 3 for more information.

(4)          Income before provision for income taxes and cumulative effect of a change in accounting principle.

(5)          The Institutional Securities and Wealth & Asset Management segment assets include $510 million and $1.2 billion, respectively, as of March 31, 2005 and $494 million and $1.5 billion, respectively, as of December 31, 2004, related to the Company’s consolidation of certain private equity funds.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
Credit Suisse First Boston (USA), Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of Credit Suisse First Boston (USA), Inc. and subsidiaries (the “Company”) as of March 31, 2005, the related condensed consolidated statements of income for the three-month periods ended March 31, 2005 and 2004, and the related condensed consolidated statements of changes in stockholder’s equity and cash flows for the three-month periods ended March 31, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Credit Suisse First Boston (USA), Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, changes in stockholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated March 17, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

As discussed in Note 1 to the condensed consolidated financial statements, in 2005 the Company changed its method of accounting for share-based compensation.

/s/ KPMG LLP
New York, New York
May 10, 2005

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

The U.S. economy expanded at a moderate pace during the first three months of 2005 despite rising oil prices that sparked inflation concerns. Although mixed employment data raised concerns about the durability of the economy’s expansion, the Federal Reserve Board continued to raise interest rates at a measured pace but implied that interest rate increases may be less measured in the future.

The major U.S. stock market indices posted losses during the three months ended March 31, 2005 reflecting rising interest rates and concerns over inflation. For the three months ended March 31, 2005, the Dow Jones Industrial Average, the Standard & Poor’s 500 stock index and the NASDAQ composite index decreased 3%, 3% and 8%, respectively.

The federal funds rate was 2.75% as of March 31, 2005 compared to 2.25% as of December 31, 2004 as the Federal Reserve Board increased the federal funds rate twice during the three months ended March 31, 2005. Unlike 2004, when well-telegraphed and measured rate increases along with demand for U.S. treasuries by foreign central banks kept bond yields stable, during the three months ended March 31, 2005, concerns over inflation, signals that the Federal Reserve Board may speed up the pace of rate increases and lower demand for U.S. treasuries by foreign central banks pushed bond yields higher. The yield on the benchmark 10-year Treasury note rose from 4.22% as of December 31, 2004 to 4.49% as of March 31, 2005.

The dollar value of U.S. debt underwriting declined for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, as high-yield and investment grade new issues declined. The dollar value of U.S. equity and equity-related underwriting decreased for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, as decreases in secondary offerings of common stock and convertible securities issuances were partially offset by increases in initial public offerings of common stock. The dollar value of completed mergers and acquisitions in the United States increased for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, reflecting an increase in both the size and number of transactions.

MANAGEMENT OVERVIEW

Despite rising interest rates and declines in the major U.S. stock market indices and the dollar value of U.S. debt and equity underwriting activity, the Company’s net revenues for the three months ended March 31, 2005 increased 3% compared to the three months ended March 31, 2004. The improved results primarily reflected higher revenues from fixed income trading offset in part by significant decreases in underwriting, advisory and equity trading revenues. Revenues from our Alternative Capital business increased, reflecting our consolidation of certain private equity funds, primarily under Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 46 “Consolidation of Variable Interest Entities,” or FIN 46, as subsequently modified, FIN 46R. Revenues from our private client services business decreased slightly, reflecting weaker equity capital markets. Operating expenses for the three months ended March 31, 2005 decreased 1% compared to the three months ended March 31, 2004, reflecting slightly lower employee compensation and benefits expenses and slightly increased other operating expenses. Net income increased, reflecting higher revenues and modestly lower expenses.

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

Our significant accounting policies and a discussion of new accounting pronouncements are disclosed in Note 1 of the consolidated financial statements in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2004 and Note 1 of the condensed consolidated financial statements in Part I, Item 1. We believe that the critical accounting policies discussed below involve the most complex judgments and assessments. We believe that the estimates and assumptions used in the preparation of the condensed consolidated financial statements are prudent, reasonable and consistently applied.

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

For further discussion of our risk management policies and procedures, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004.

Valuation

For purposes of valuation, we categorize our financial instruments as cash products, derivatives contracts and private equity and other long-term investments. The table below presents the carrying value of our cash products, derivatives contracts and private equity and other long-term investments as of March 31, 2005 and December 31, 2004. Included in cash products are commercial mortgage whole loans, which are carried at the lower of the aggregate cost or fair value, and certain residential mortgage whole loans, which are carried at the lower of the cost or fair value.

	As of March 31, 2005		As of December 31, 2004
	Financial instruments owned	Financial instruments sold not yet purchased	Financial instruments owned	Financial instruments sold not yet purchased
	(In millions)
Cash products	$102,179	$39,809	$96,097	$28,402
Derivatives contracts	4,348	2,840	3,663	2,295
Private equity and other long-term investments	3,119	—	3,127	—
Total	$109,646	$42,649	$102,887	$30,697

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

Financial instruments held in the distressed portfolio are typically issued by private companies under significant financial burden and/or near bankruptcy. Because of the less liquid nature of these financial instruments, valuation techniques often include earnings-multiple analyses using comparable companies or discounted cash flow analysis. These factors contribute to significant subjectivity in the valuation of these financial instruments.

The mortgage loan portfolio primarily includes residential and commercial mortgage loans that are either purchased or originated with the intent to securitize or sell. For residential mortgage loans, valuations are based on pricing factors specific to loan level attributes, such as loan-to-value ratios, current balance and liens. The commercial real estate loans are valued using origination spreads, incorporating loan-to-value ratios, debt service coverage ratios, geographic location, prepayment protection and current yield curves. In addition, current written offers or contract prices are considered in the valuation process.

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

Derivatives Contracts

Our derivatives contracts consist of exchange-traded and OTC derivatives, and the fair value of these as of March 31, 2005 and December 31, 2004 was as follows:

	As of March 31, 2005		As of December 31, 2004
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Exchange-traded	$567	$453	$695	$598
OTC	3,781	2,387	2,968	1,697
Total	$4,348	$2,840	$3,663	$2,295

The fair value of exchange-traded derivatives is typically derived from the observable exchange price and/or observable market parameters. Our primary exchange-traded derivatives include certain option agreements. OTC derivatives include forwards, swaps and options on foreign exchange, interest rates, equities and credit products. Fair values for OTC derivatives are determined using internally developed proprietary models using various input parameters. The input parameters include those characteristics of the derivative that have a bearing on the economics of the instrument and market parameters. In well-established derivatives markets, the use of a particular model may be widely accepted. For example, the Black-Scholes model is widely used to calculate the fair value of many types of options. These models are used to calculate the fair value of OTC derivatives and to facilitate the effective risk management of the portfolio. The determination of the fair value of many derivatives involves only limited subjectivity because the required input parameters are observable in the marketplace. For other more complex derivatives, subjectivity relating to the determination of input parameters reduces price transparency. Specific areas of subjectivity include long-dated volatilities on OTC option transactions and recovery rate assumptions for credit derivatives transactions. Uncertainty of pricing assumptions and liquidity are also considered as part of the valuation process. Because of these uncertainties, we do not recognize a dealer profit or unrealized gain at the inception of a derivatives transaction unless the valuation underlying the unrealized gain is evidenced by quoted market prices in an active market, observable prices of other current market transactions or other observable data supporting a valuation technique in accordance with Emerging Issues Task Force Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” As of March 31, 2005 and December 31, 2004, most of the replacement values reported in our condensed consolidated statements of financial condition were derived using observable input parameters. For further information on the fair value of derivatives as of March 31, 2005 and December 31, 2004, see “—Derivatives—Sources and Maturities of OTC Derivatives” and Note 5 of the condensed consolidated financial statements in Part I, Item 1.

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

The Company categorizes its private equity investments into three categories: CSFB-managed funds (which include certain funds consolidated primarily under FIN 46R), funds managed by third parties and direct investments. The following table sets forth the fair value of our private equity investments by category as of March 31, 2005 and December 31, 2004:

	As of March 31, 2005		As of December 31, 2004
	Fair value	Percent of total	Fair value	Percent of total
	(In millions)		(In millions)
CSFB-managed funds (which includes $1,825 and $1,947 related to funds consolidated primarily under FIN 46R(1) as of March 31, 2005 and December 31, 2004, respectively)	$2,648	85%	$2,670	85%
Funds managed by third parties	455	14	442	14
Direct investments	16	1	15	1
Total	$3,119	100%	$3,127	100%

(1)          For more information on the funds consolidated primarily under FIN 46R as of March 31, 2005 and December 31, 2004, see Note 3 of the condensed consolidated financial statements in Part I, Item 1.

CSFB-Managed Funds.   CSFB-managed funds are partnerships and related “side-by-side” direct investments made by our subsidiaries for which CSFB acts as the fund’s advisor and makes investment decisions. As of March 31, 2005 and December 31, 2004, approximately 7% and 10%, respectively, of CSFB-managed fund investments, excluding private equity funds that were consolidated primarily under FIN 46R, were public securities. The fair value of our investments in CSFB-managed funds is based on our valuation or, in the case of funds of funds, valuations received from the underlying fund manager and reviewed by us.

Funds Managed by Third Parties.   Funds managed by third parties are investments by CSFB as a limited partner in a fund managed by an external fund manager. The fair value of these funds is based on the valuation received from the general partner of the fund and reviewed by us.

Direct Investments.   Direct investments are generally debt and equity securities that are not made through or “side-by-side” with CSFB-managed funds and consist of public and private securities. These investments are priced in accordance with the procedures for CSFB-managed funds. As of March 31, 2005 and December 31, 2004, approximately 29% and 22%, respectively, of direct investments were public securities.

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

As of March 31, 2005 and December 31, 2004, we had deferred tax assets resulting from temporary differences that could reduce taxable income in future periods. The condensed consolidated statements of financial condition as of March 31, 2005 and December 31, 2004 include deferred tax assets of $1.5 billion and $1.6 billion, respectively, and deferred tax liabilities of $450 million and $438 million, respectively. Due to uncertainty concerning our ability to generate the necessary amount and mix of state and local taxable income in future periods, we maintained a valuation allowance against our deferred state and local tax assets in the amount of $28 million and $32 million as of March 31, 2005 and December 31, 2004, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth a summary of our financial results:

	For the Three Months Ended March 31,
	2005	2004
	(In millions)
Total net revenues	$1,633	$1,580
Total expenses	1,242	1,253
Income before provision for income taxes, minority interests and cumulative effect of a change in accounting principle	391	327
Provision for income taxes	66	79
Minority interests	155	81
Income before cumulative effect of a change in accounting principle	170	167
Cumulative effect of a change in accounting principle, net of income tax expense of $3	6	—
Net income	$176	$167

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

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

The Company recorded net income of $176 million for the three months ended March 31, 2005 compared to net income of $167 million for the three months ended March 31, 2004, reflecting higher net revenues and modestly lower expenses. The Company consolidates certain private equity funds primarily under FIN 46R, resulting in an increase in net revenues of $157 million and $81 million, respectively, for the three months ended March 31, 2005 and 2004. Net income was unaffected by the consolidation of private equity funds as offsetting minority interests and related operating expenses were recorded in the condensed consolidated statements of income. See Note 3 of the condensed consolidated financial statements in Part I, Item 1 for more information. Excluding the increases attributable to the consolidation under FIN 46R of certain private equity funds, net revenues decreased 2%.

Total net revenues increased $53 million, or 3%, to $1.6 billion for the three months ended March 31, 2005, as principal transactions-net improved compared to the three months ended March 31, 2004, partially offset by decreases in investment banking and advisory, net interest revenues, commissions and fees and other revenues. The increase in principal transactions-net was primarily due to improved results from our fixed income trading business and higher revenues from certain private equity funds consolidated primarily under FIN 46R. These increases were partially offset by lower revenues from our equity trading business. Investment banking and advisory fees decreased due to lower debt and equity underwriting fees. Commissions were lower primarily as a result of decreased trading activity from fixed income listed derivatives and lower revenues from convertible securities. Net interest revenues decreased primarily due to lower net interest from structured products as a result of higher interest rates.

Total expenses decreased $11 million, or 1%, to $1.2 billion for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, as decreases in employee compensation and benefits expenses and other operating expenses were partially offset by higher professional fees. Included in employee compensation and benefits expense was $60 million and $28 million for the three months ended March 31, 2005 and 2004, respectively, related to business activities conducted by Company employees on behalf of CSG affiliates outside of the Company. These expenses were charged to these affiliates and are reflected as a reduction in our other operating expenses. See “—Expenses.”

Results by Segment

The operations of the Institutional Securities segment include: Investment Banking, which includes debt and equity underwriting and financial advisory services; and Trading, which includes our debt and equity sales and trading and other related activities. The Institutional Securities segment also includes the results from certain separately managed private equity and distressed assets. The operations of the Wealth & Asset Management segment include: Alternative Capital, which includes the results of the private equity and private funds businesses, and Private Client Services.

Our segments are managed based on types of products and services offered and their related client bases. We evaluate the performance of our segments based primarily on income before the provision for income taxes, minority interests and cumulative effect of a change in accounting principle.

Revenues are evaluated in the aggregate, including an assessment of trading gains and losses and the related interest income and expense attributable to financing and hedging positions. Therefore, individual revenue categories may not be indicative of the performance of the segment results.

The cost structure of each of our segments is broadly similar to that of the Company as a whole, and, consequently, the discussion of expenses is presented on a company-wide basis. The Company allocates to its segments a pro rata share of certain centrally managed costs. Leased facilities and equipment costs, employee benefits and certain general overhead expenses are allocated based upon specified amounts, usage criteria or agreed rates. Interest expense is allocated based upon the particular type of asset. The allocation of some costs, such as incentive bonuses, has been estimated. The timing and magnitude of changes in our incentive bonus accrual can have a significant effect on our operating results for a given period.

Beginning in 2004, CSFB’s Corporate Treasury department allocated to the Company’s segments certain interest expense primarily relating to the goodwill and intangible assets from the acquisition of Donaldson, Lufkin & Jenrette, Inc., or DLJ, which is recorded in the financial statements of Credit Suisse First Boston, Inc., the Company’s direct parent, or CSFBI. In addition, CSFB’s Corporate Treasury department allocated to the Company’s segments gains and losses related to certain corporate treasury funding transactions, which allocation is based upon the expected funding requirements of the segments. There is an offsetting credit for this allocated interest expense and offsetting contra-revenues/revenues for the allocated gains and losses in other revenues of the segments.

Institutional Securities

The Institutional Securities segment includes the Trading and Investment Banking businesses and the results from certain separately managed private equity and distressed assets. Trading consists of sales and trading in equity securities, equity-related derivatives, fixed income financial instruments, fixed income-related derivatives, and other related activities. Investment Banking raises capital and provides financial advice to companies throughout the United States and abroad. Through Investment Banking, we manage and underwrite offerings of securities, arrange private placements and provide financial advisory and other services.

The following table sets forth certain financial information of the Company’s Institutional Securities segment:

	For the Three Months Ended March 31,
	2005	2004
	(In millions)
Revenues:
Principal transactions-net	$202	$(58)
Investment banking and advisory	290	454
Commissions	264	287
Interest and dividends, net of interest expense	567	637
Other	11	20
Total net revenues	1,334	1,340
Total expenses	1,093	1,095
Income(1)	241	245
Minority interests(2)	54	27
Income after minority interests(3)	$187	$218

(1)          Income before provision for income taxes, minority interests and cumulative effect of a change in accounting principle.

(2)          Represents minority interest revenues related to the Company’s consolidation of certain private equity funds primarily under FIN 46R, net of related operating expenses.

(3)          Income before provision for income taxes and cumulative effect of a change in accounting principle.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

The Institutional Securities segment recorded income after minority interests of $187 million for the three months ended March 31, 2005 compared to $218 million for the three months ended March 31, 2004. Total net revenues decreased $6 million, or less than 1%, to $1.3 billion for the three months ended March 31, 2005, reflecting decreases in Investment banking revenues offset by increases in Trading revenues and the consolidation of certain private equity funds primarily under FIN 46R, which resulted in an increase in net revenues of $55 million and $27 million for the three months ended March 31, 2005 and 2004, respectively. See Note 3 of the condensed consolidated financial statements in Part I, Item 1 for more information. Excluding the increases attributable to the consolidation primarily under FIN 46R of certain private equity funds, net revenues decreased $34 million, or 3%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Investment Banking

The following table sets forth the Investment Banking revenues for the Institutional Securities segment:

	For the Three Months Ended March 31,
	2005(1)	2004(1)
	(In millions)
Debt underwriting	$133	$228
Equity underwriting	77	139
Total underwriting	210	367
Advisory and other fees	80	87
Total Investment Banking	$290	$454

(1)          Revenues reflect the allocation of certain net revenues and interest expense from CSFB’s Corporate Treasury department to Investment Banking. For the three months ended March 31, 2005 and 2004, the amount was less than $1 million of expenses. See “—Results by Segment” above.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Investment Banking revenues decreased 36% to $290 million, reflecting significant declines in debt and equity underwriting and advisory and other fees. For the three months ended March 31, 2005, debt underwriting revenues decreased 42% compared to the three months ended March 31, 2004 to $133 million, primarily due to lower underwriting revenues from asset-backed, commercial mortgage-backed and high-yield securities. Asset-backed securities underwriting declined reflecting a highly competitive environment. The decline in commercial mortgage-backed securities reflects the industry-wide decline in mortgage-backed new issues. Underwriting revenues from high-yield debt and investment grade new issuance revenues also declined due to lower volume. Equity underwriting revenues decreased 45% to $77 million reflecting a decrease in our initial public offering and secondary new issuance volumes. Advisory and other fees decreased 8% to $80 million reflecting lower fees from restructurings and structured products and flat mergers and acquisition fees.

Trading

In evaluating the performance of its Trading activities, the Company aggregates principal transactions, commissions and net interest as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause principal transactions and net interest income to vary from period to period.

The following table sets forth net Trading revenues of the Institutional Securities segment:

	For the Three Months Ended March 31,
	2005(1)	2004(1)
	(In millions)
Fixed Income	$623	$466
Equity	240	347
Total Trading	$863	$813

(1)          Revenues reflect the allocation of certain net revenues and interest expense from CSFB’s Corporate Treasury department to Trading. For the three months ended March 31, 2005 and 2004, the amount was $80 million and $21 million of expenses, respectively. See “—Results by Segment” above.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Total net trading revenues for the Institutional Securities segment increased $50 million, or 6%, to $863 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, due to increases in fixed income net trading revenues partially offset by lower equity net trading revenues.

Fixed income net trading revenues increased 34% to $623 million reflecting significantly improved results in structured products and interest rate products. The increase in structured products net trading revenues was due to higher revenues from residential mortgages, other asset-backed products and commercial mortgages. Revenues from interest rate products reflected gains on derivatives that hedged certain resale and repurchase agreements. These increases were partially offset by lower revenues from credit products, primarily high-yield, which reflected an industry-wide decrease in volume, and an increase in interest expense allocated by CSFB’s Corporate Treasury department to our Trading business.

Equity net trading revenues decreased 31% to $240 million primarily due to lower revenues from convertible securities as a result of lower trading volumes reflecting reduced liquidity, low volatility and widened spreads and lower revenues from proprietary trading. These decreases were partially offset by growth in our prime services business.

Other Institutional Securities

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Other Institutional Securities revenues primarily consist of revenues from certain separately managed private equity and distressed assets. Other Institutional Securities revenues for the three months ended March 31, 2005 also reflect a $59 million increase in the credit that offsets allocations by CSFB’s Corporate Treasury department to our Investment Banking and Trading businesses of certain interest expense and revenues. Total revenues from Other Institutional Securities increased $108 million to $181 million during the three months ended March 31, 2005 compared to the three months ended March 31, 2004, reflecting the consolidation of certain private equity funds primarily under FIN 46R which resulted in an increase in net revenues of $55 million and $27 million, respectively. Net income was unaffected by the consolidation of private equity funds as offsetting minority interests and related operating expenses were recorded in the condensed consolidated statements of income. Excluding the revenues attributable to the consolidation under FIN 46R of certain private equity funds, Other Institutional Securities revenues increased $80 million, primarily reflecting an increase in the offsetting credit described above and gains from certain separately managed real estate assets. See Note 3 of the condensed consolidated financial statements in Part I, Item 1 for more information.

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

The following table sets forth certain financial information of the Company’s Wealth & Asset Management segment:

	For the Three Months Ended March 31,
	2005	2004
	(In millions)
Revenues:
Principal transactions-net	$165	$121
Investment banking and advisory	31	20
Asset management and other fees	87	87
Interest and dividends, net of interest expense	10	10
Other	6	2
Total net revenues	299	240
Total expenses	149	158
Income(1)	150	82
Minority interests(2)	101	54
Income after minority interests(3)	$49	$28

(1)          Income before provision for income taxes, minority interests and cumulative effect of a change in accounting principle.

(2)          Represents minority interest net revenues related to the Company’s consolidation of certain private equity funds primarily under FIN 46R, net of related operating expenses.

(3)          Income before provision for income taxes and cumulative effect of a change in accounting principle.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

The Wealth & Asset Management segment recorded income after minority interests of $49 million for the three months ended March 31, 2005 compared to $28 million for the three months ended March 31, 2004. Total net revenues increased $59 million to $299 million for the three months ended March 31, 2005, reflecting the consolidation of certain private equity funds primarily under FIN 46R which resulted in an increase in net revenues of $102 million and $54 million for the three months ended March 31, 2005 and 2004, respectively. Net income was unaffected by the consolidation of private equity funds as offsetting minority interests and related operating expenses were recorded in the condensed consolidated statements of income. See Note 3 of the condensed consolidated financial statements in Part I, Item 1 for more information. Excluding the effects of the consolidation of certain private equity funds, total net revenues increased $11 million, or 6%, reflecting increased placement fees from our private funds business.

Alternative Capital, Private Client Services and Other

The following table sets forth the Alternative Capital, Private Client Services and Other revenues for the Wealth & Asset Management segment:

	For the Three Months Ended March 31,
	2005(1)	2004
	(In millions)
Alternative Capital	$236	$179
Private Client Services	55	61
Other	8	—
Total Wealth & Asset Management	$299	$240

(1)          Revenues reflect the allocation of certain net revenues and interest expense from CSFB’s Corporate Treasury department to Alternative Capital and Private Client Services. For the three months ended March 31, 2005, the amount was $6 million of expenses. See “—Results by Segment” above.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues from Alternative Capital consist of management and placement fees, net investment gains and losses, which include realized and unrealized gains and losses, including carried interest, net interest and other revenues from private equity and private funds. Revenues from Alternative Capital increased $57 million to $236 million for the three months ended March 31, 2005, reflecting the consolidation of certain private equity funds primarily under FIN 46R which resulted in an increase in net revenues of $102 million and $54 million for the three months ended March 31, 2005 and 2004, respectively. Net income was unaffected by the consolidation of private equity funds as offsetting minority interests and related operating expenses were recorded in the condensed consolidated statements of income. See Note 3 of the condensed consolidated financial statements in Part I, Item 1 for more information. Excluding the effect of the consolidation of certain private equity funds, total net revenues increased $9 million, or 7%, reflecting increased placement fees from our private funds business.

Revenues for Private Client Services decreased 10% to $55 million primarily due to lower equity capital markets revenues.

Other revenues increased to $8 million compared to the three months ended March 31, 2004, reflecting a credit of $6 million that offsets allocations by CSFB’s Corporate Treasury department to our alternative capital and private client services businesses of certain interest expense and revenues.

Expenses

The normal operating cost structure of each of our segments is broadly similar to that of the Company as a whole. For this reason, the discussion of expenses is presented on a company-wide basis.

The following table sets forth employee compensation and benefits expenses, other expenses and total expenses of the Company:

	For the Three Months Ended March 31,
	2005	2004
	(In millions)
Employee compensation and benefits	$947	$963
Other expenses	295	290
Total expenses	$1,242	$1,253

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Total expenses decreased $11 million, or 1%, to $1.2 billion for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, as decreases in employee compensation and benefits expenses and other operating expenses were partially offset primarily by higher professional fees. The decrease in employee compensation and benefits expenses reflects lower accruals for incentive compensation and certain deferred compensation plans. These decreases were partially offset by increases in share-based compensation, base salaries and severance. Included in employee compensation and benefits expense was $60 million and $28 million for the three months ended March 31, 2005 and 2004, respectively, related to business activities conducted by Company employees on behalf of CSG affiliates outside of the Company. These expenses were charged to these affiliates and are reflected as a reduction in our other operating expenses. See Notes 1 and 11 of the condensed consolidated financial statements in Part I, Item 1 for more information.

Other expenses consist principally of occupancy and equipment rental; brokerage, clearing and exchange fees; communications; professional fees; merger-related costs of retention awards and all other operating expenses. Other expenses increased 2% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, primarily as a result of increases in professional fees, reflecting expansion of our mortgage business, and increased occupancy and equipment rental, brokerage, clearing and exchange fees and communications expenses due to increased business activity. These increases were partially offset by decreases in other operating expenses, which reflect higher affiliate service fees (including the charge to affiliates of compensation expense) that are treated as a reduction in other operating expenses, and merger-related expenses due to the completion of retention awards in 2004. Excluding the charges to affiliates for compensation expense, other operating expenses increased 12%.

Provision for Taxes

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

The provision for income taxes for the three months ended March 31, 2005 and 2004 was $66 million and $79 million, respectively. Excluded from the provision for income taxes for the three months ended March 31, 2005 was an income tax expense of $3 million related to the Company’s adoption of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” and SFAS No. 123 (Revised 2004), “Share-Based Payment,” or SFAS 123R.

The effective tax rate changed from a provision of 24.2% for the three months ended March 31, 2004 to a provision of 16.9% for the three months ended March 31, 2005. The decrease in the effective tax rate was due primarily to an increase in non-taxable revenues from certain private equity funds consolidated under FIN 46R.

Share-based Compensation

The Company has early adopted SFAS 123R as of January 1, 2005, using the modified prospective method. The Company had previously adopted the recognition provisions of SFAS 123 effective January 2003.

During the three months ended March 31, 2005, the Company recorded an after-tax gain of $6 million in the condensed consolidated statement of income as cumulative effect of a change in accounting principle to reverse the expense for awards previously recognized on all outstanding unvested awards that are not expected to vest. For new grants after January 1, 2005, forfeitures will be included in the initial estimate of compensation expense at the grant date.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Management Oversight

We believe that maintaining access to liquidity is fundamental for firms operating in the financial services industry. We have therefore established a comprehensive process for the management and oversight of our capital, liquidity and funding strategies. CSFB’s Capital Allocation and Risk Management Committee, or CARMC, has primary oversight responsibility for these functional disciplines. CARMC periodically reviews and approves our liquidity management policies and targets and reviews our liquidity position and other key risk indicators. The Corporate Treasury department is responsible for the day-to-day management of capital, liquidity and funding, as well as relationships with creditor banks and fixed income investors. It also maintains regular contact with rating agencies and regulators on these and other issues. See “Liquidity Risk” in “Business—Certain Factors That May Affect Our Results of Operations” in Part I, Item I of our Annual Report on Form 10-K for the year ended December 31, 2004 for more information.

Liquidity Management Organization

We are an indirect subsidiary of Credit Suisse First Boston, a Swiss bank. Consequently, our liquidity management structure operates at two levels, the “Non-Bank Franchise” and the “Bank Franchise.”

First, at the holding company level, the “Non-bank Franchise,” where access to parent bank funding is limited, we aim to maintain sufficient liquidity so that in the event that we are unable to access the unsecured capital markets, we have cash and liquid assets sufficient to repay maturing liabilities for a minimum period of one year. When assessing the amount of cash and liquid assets, we take account of the regulatory restrictions that limit the amount of cash that could be distributed upstream by our principal broker-dealer subsidiaries, Credit Suisse First Boston LLC, or CSFB LLC, and Credit Suisse First Boston Capital LLC, or CSFB Capital LLC, which hold over 85% of our consolidated assets.

Second, our regulated subsidiaries have access to unsecured funding from Credit Suisse First Boston, the “Bank Franchise,” as well as secured funding via the repurchase and securities lending markets. Historically, Credit Suisse First Boston’s bank deposit base has proven extremely stable and is comprised of a diversified customer base, including retail deposits, accessed via its sister Swiss bank, Credit Suisse, as well as wholesale and institutional deposits accessed directly by Credit Suisse First Boston. In a stressed liquidity environment, our broker-dealers would directly access the secured funding markets to replace unsecured borrowings from Credit Suisse First Boston.

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

Because of changes relating to customer needs, economic and market conditions and proprietary trading and other strategies, our total assets, or the individual components of total assets, may vary significantly from period to period. As of March 31, 2005 and December 31, 2004, our total assets were $289.4 billion and $275.8 billion, respectively.

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

As of March 31, 2005, we estimate that the Non-Bank Franchise held cash, other liquidity reserves and marginable assets, net of haircuts, of approximately $6.4 billion versus estimated maturing obligations and commitments out to one year of $4.0 billion. Also, as of March 31, 2005, we estimate that the Bank Franchise held cash, other liquidity reserves and marginable assets, net of haircuts, of approximately $98 billion versus estimated maturing obligations, commitments and contingent funding requirements out to 120 days of $76 billion.

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

Our cash capital as of March 31, 2005 totaled $36.6 billion compared with $36.9 billion as of December 31, 2004. The decrease in cash capital of $0.3 billion was primarily due to a net redemption of long-term debt during the first quarter of 2005. As of March 31, 2005, cash capital was substantially in excess of our cash capital requirements.

Contractual Obligations and Commitments

The following table sets forth future cash payments on our contractual obligations pursuant to long-term borrowings and operating leases as of March 31, 2005:

Contractual Obligations Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
(In millions)
Long-term borrowings	$ 1,647	$ 8,965	$ 4,971	$ 11,266	$ 26,849
Operating leases	154	290	265	1,050	1,759
Total contractual obligations	$ 1,801	$ 9,255	$ 5,236	$ 12,316	$ 28,608

Our long-term borrowings are unsecured. As of March 31, 2005, the weighted average maturity of our long-term borrowings was approximately 5.5 years. Our lease obligations are primarily for our principal offices in New York City and other locations. The operating lease obligations in the table above include $4 million in contractual obligations related to certain information technology, equipment leases and software licenses and exclude $341 million in sublease revenue and executory costs such as insurance, maintenance and taxes of $554 million. We had no capital lease or purchase obligations as of March 31, 2005.

We have commitments under a variety of arrangements that are not recorded as liabilities in our condensed consolidated statements of financial condition. These commitments are in addition to guarantees and other arrangements discussed in “—Off-Balance Sheet Arrangements.” The following table sets forth certain of our long-term commitments, including the current portion as of March 31, 2005:

	Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total commitments
	(In millions)
Standby resale agreements(1)	$ —	$ 25	$ —	$ —	$ 25
Private equity(2)	169	129	57	581	936
Forward agreements(3)	10,048	—	—	—	10,048
Unfunded mortgage commitments(4)	—	51	—	—	51
Total commitments	$ 10,217	$ 205	$ 57	$ 581	$ 11,060

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

For information on these and other material commitments, see Notes 4, 6, 7 and 8 of the condensed consolidated financial statements in Part I, Item 1. For information on commitments under our pension arrangements, see Note 12 of the condensed consolidated financial statements in Part I, Item 1.

The following table sets forth our commercial paper and other short-term unsecured borrowings:

	March 31, 2005	December 31, 2004
	(In millions)
Bank loans	$ 388	$ 350
Commercial paper	1,371	1,249
Loans from affiliates(1)	13,983	20,085
Total	$ 15,742	$ 21,684

(1)          We have significant financing transactions with Credit Suisse First Boston and certain of its subsidiaries and affiliates. See “—Related Party Transactions” and Note 2 of the condensed consolidated financial statements in Part I, Item 1.

Credit Facilities

As part of our liquidity management strategy, we moved from syndicated unsecured facilities to bilateral secured facilities. As of March 31, 2005, CSFB LLC maintained with third parties four 364-day committed secured revolving credit facilities totaling $2.0 billion, with one facility for $500 million maturing in July 2005, one facility for $500 million maturing in November 2005, one facility for $500 million maturing in February 2006 and one facility for $500 million maturing in March 2006. We expect to renew these facilities as they mature. These facilities require CSFB LLC to pledge unencumbered marketable securities to secure any borrowings. Borrowings under each facility would bear interest at short-term rates related to either the Federal Funds rate or LIBOR and can be used for general corporate purposes. The facilities contain customary covenants that we believe will not impair our ability to obtain funding. As of March 31, 2005, no borrowings were outstanding under any of the facilities. We may from time to time enter into additional secured revolving credit facilities as part of our liquidity management.

Long-term Funding

We issue long-term debt through U.S. and Euromarket medium-term note programs, as well as syndicated and privately placed offerings around the world.

Under our currently effective $15.0 billion shelf registration statement on file with the SEC, which was established in June 2004 and allows us to issue from time to time senior and subordinated debt securities and warrants to purchase such securities, we had as of May 10, 2005 $11.5 billion available for issuance.

Under our $5.0 billion Euro Medium-term Note program, which was established in July 2001 and allows us to issue notes from time to time, we had as of May 10, 2005 $1.2 billion available for issuance.

For the three months ended March 31, 2005, we issued $3 million in structured notes and we repaid approximately $1.1 billion of medium-term notes, $500 million of senior notes and $55 million of structured notes.

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

Because a significant portion of our OTC derivatives arrangements are with affiliates, the amount of collateral that we would have been required to post pursuant to such contracts in the event of a one-notch downgrade of our senior long-term debt credit rating was not material as of March 31, 2005.

As of May 10, 2005, our ratings and ratings outlooks were as follows:

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

Regulated Subsidiaries

Our principal wholly owned subsidiary, CSFB LLC, is a registered broker-dealer, registered futures commission merchant and member firm of the New York Stock Exchange Inc. Accordingly, CSFB LLC is subject to the minimum net capital requirements of the SEC and the CFTC. Under the alternative method permitted by SEC Rule 15c3-1, the required net capital may not be less than the greater of 2% of aggregate debit balances arising from customer transactions or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act less the market value of certain commodity options, all as defined. Under CFTC Regulation 1.17, the required minimum net capital requirement is 8% of the total risk margin requirement (as defined) for all positions carried in customer accounts plus 4% of the total risk margin requirement (as defined) for all positions carried in non-customer accounts. As of March 31, 2005, the CFTC’s minimum net capital requirement was greater than the SEC’s minimum net capital requirement. As of March 31, 2005, CSFB LLC’s net capital of approximately $2.8 billion was 40.8% of aggregate debit balances and in excess of the CFTC’s minimum requirement by approximately $2.6 billion.

Our OTC derivatives dealer subsidiary, CSFB Capital LLC, is also subject to the uniform net capital rule, but computes its net capital requirements based on value at risk pursuant to Appendix F of Rule 15c3-1. As of March 31, 2005, CSFB Capital LLC’s net capital of $302 million, allowing for market and credit risk exposure of $82 million and $43 million, respectively, was in excess of the minimum net capital requirement by $282 million. CSFB Capital LLC operates pursuant to the (k)(2)(ii) exemptive provisions of Rule 15c3-3 of the Exchange Act, and, accordingly, all customer transactions are cleared through CSFB LLC on a fully disclosed basis.

As of March 31, 2005, our subsidiaries complied with all applicable regulatory capital adequacy requirements.

Cash Flows

Our condensed consolidated statements of cash flows classify cash flows into three broad categories: cash flows from operating activities, investing activities and financing activities. These statements should be read in conjunction with “—Related Party Transactions” as well as Note 2 of the condensed consolidated financial statements in Part I, Item 1.

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

For the Three Months ended March 31, 2005

Cash and cash equivalents decreased $262 million to $465 million as of March 31, 2005. Cash used in operating activities was $855 million and reflected a net increase in operating assets and operating liabilities of $1.3 billion, which occurred in the normal course of operations as a result of changes in customer needs, market conditions and proprietary trading and other strategies.

Cash of $1.9 billion was provided by investing activities. The Company provides funding to affiliates. The Company received cash from its affiliates related to this funding, resulting in decreases in receivables from parent and affiliates of $1.9 billion.

Cash used in financing activities was $1.3 billion. This was due to increases in net collateralized financing arrangements of $6.2 billion and decreases of $5.9 billion in short-term borrowings, reflecting an increase in the use of secured borrowings and repayments of $1.6 billion in long-term borrowings.

For the Three Months ended March 31, 2004

Cash and cash equivalents increased $595 million to $929 million as of March 31, 2004. Cash used in operating activities was $16.2 billion and reflected a net increase in operating assets and operating liabilities of $16.5 billion, which occurred in the normal course of operations as a result of changes in customer needs, market conditions and proprietary trading and other strategies.

Cash of $271 million was used for investing activities. The Company provides funding to affiliates, resulting in increases in receivables from affiliates of $174 million.

Cash provided by financing activities was $17.0 billion. This was due to increases in net collateralized financing arrangements of $8.6 billion, increases of $8.0 billion in short-term borrowings and increases of $996 million in long-term borrowings used primarily to fund normal operating activities, provide funding to affiliates as part of the Company’s investing activities and to repay $626 million in long-term borrowings.

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

FIN 45 requires disclosure of our maximum potential payment obligations under certain guarantees to the extent that it is possible to estimate them and requires recognition of a liability for the fair value of guaranteed obligations for guarantees issued or amended after December 31, 2002. The recognition of these liabilities did not have a material effect on our financial position or results of operations. For disclosure of our estimable maximum payment obligations under certain guarantees and related information, see Note 8 of the condensed consolidated financial statements in Part I, Item 1.

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

These QSPEs are generally sponsored by our subsidiaries. Our principal broker-dealer subsidiary, CSFB LLC, underwrites and makes markets in these mortgage-backed and asset-backed securities. Under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125,” a QSPE is not required to be consolidated with the transferor. Our mortgage-backed and asset-backed securitization activities are generally structured to use QSPEs, and the assets and liabilities transferred to QSPEs are not included in our financial statements.

We may retain interests in these securitized assets if CSFB LLC holds the assets in connection with its underwriting or market-making activities. Retained interests in securitized financial assets are included at fair value in the condensed consolidated statements of financial condition. Any changes in the fair value of these retained interests are recognized in the condensed consolidated statements of income. We engage in these securitization activities to meet the needs of clients as part of our fixed income activities, to earn fees and to sell financial assets. These securitization activities do not provide a material source of our liquidity, capital resources or credit risk or market risk support. See Note 3 of the condensed consolidated financial statements in Part I, Item 1, which includes quantitative information on our securitization activities and retained interests.

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

FIN 46 requires us to consolidate all VIEs for which we are the primary beneficiary which is defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both. In December 2003, the FASB modified FIN 46, through the issuance of FIN 46R, to address various implementation issues that had arisen since the issuance of FIN 46 and to provide companies the option to defer the adoption of FIN 46 for certain VIEs to periods ending after March 15, 2004. As of March 31, 2005 and December 31, 2004, we consolidated CDO VIEs for which we are the primary beneficiary. We also have interests in CDO VIEs that are not required to be consolidated because we are not the primary beneficiary.

As of January 1, 2004, the Company consolidated primarily under FIN 46R certain private equity funds that are managed by the Company. See Notes 1 and 3 of the condensed consolidated financial statements in Part I, Item 1.

RELATED PARTY TRANSACTIONS

CSG, through CSFBI, owns all of our outstanding voting common stock. We are involved in significant financing and other transactions, and have significant related party balances, with Credit Suisse First Boston and certain affiliates. We generally enter into these transactions in the ordinary course of business and believe that these transactions are on market terms that could be obtained from unrelated third parties. See “—Derivatives” and Notes 2 and 5 of the condensed consolidated financial statements in Part I, Item 1 for more information.

Certain of our directors, officers and employees and those of our affiliates and their subsidiaries maintain margin accounts with CSFB LLC and other affiliated broker-dealers in the ordinary course of business. In addition, certain of such directors, officers and employees have investments or commitments to invest in various private equity funds. We make loans to directors and executive officers on the same terms as are generally available to third parties or otherwise pursuant to widely available employee benefit plans. CSFB LLC and other affiliated broker-dealers, from time to time and in the ordinary course of business, enter into, as principal, transactions involving the purchase or sale of securities from or to such directors, officers and employees and members of their immediate families.

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

Private Equity Activities

Our private equity and other long-term investment activities include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. These investments are primarily in unlisted or illiquid equity or equity-related securities and are carried at fair value based on a number of factors. As of March 31, 2005 and December 31, 2004, we had investments in private equity and other long-term investments of $3.1 billion and we had commitments to invest up to an additional $936 million as of March 31, 2005. The increase in private equity and other long-term investments reflects our consolidation primarily under FIN 46R of certain private equity funds. See “—Critical Accounting Policies and Estimates—Fair Value” in Part I, Item 2 and Notes 1 and 4 of the condensed consolidated financial statements in Part I, Item 1 for more information.

High-Yield Debt, Mortgage Whole Loans and Other Non-Investment-Grade Financial Instruments

We underwrite, trade and hold high-yield debt, which includes distressed debt, mortgage whole loans, loan participations, certain separately managed distressed financial instruments and other non-investment-grade financial instruments. Due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions, these financial instruments and loans generally involve greater risk than investment-grade financial instruments. We record high-yield debt, residential mortgage whole loans and certain separately managed distressed financial instruments at fair value, with the exception of certain residential mortgage whole loans and loan participations that are held for sale and are carried at the lower of cost or fair value. We record commercial mortgage whole loans held for sale at the lower of aggregate cost or fair value. Timing of the securitization of our mortgage whole loan inventory will affect the size of our positions at any given time. The following table sets forth our positions in these instruments as of March 31, 2005 and December 31, 2004:

	March 31, 2005		December 31, 2004
	Assets	Liabilities	Assets	Liabilities
	(In millions)
High-yield and distressed debt	$1,856	$742	$2,152	$709
Mortgage whole loans	17,380	—	14,987	—
Loan participations	17	—	17	—
Certain separately managed distressed financial instruments	116	—	185	—
Total	$19,369	$742	$17,341	$709

DERIVATIVES

We enter into various transactions involving derivatives. We use derivatives contracts for both trading and hedging purposes and to provide products for our clients. These derivatives include options, forwards, futures and swaps. In general, derivatives are contractual agreements that derive their values from the performance of underlying assets, interest or currency exchange rates or a variety of indices. Most of our derivatives transactions are considered trading positions. See Note 5 of the condensed consolidated financial statements in Part I, Item 1 for more information.

Sources and Maturities of OTC Derivatives

The following table sets forth the distributions, by maturity, of substantially all of our exposure with respect to OTC derivatives as of March 31, 2005. Fair values were determined on the basis of pricing models and other valuation methods. See “—Critical Accounting Policies and Estimates—Fair Value” and Notes 5 and 8 of the condensed consolidated financial statements in Part I, Item 1 for more information.

	Assets Maturity Distribution as of March 31, 2005
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total fair value
	(In millions)
Interest rate and credit spread risk	$1,010	$471	$170	$1,026	$2,677
Foreign exchange risk	15	25	32	—	72
Equity price risk	96	600	77	259	1,032
Total	$1,121	$1,096	$279	$1,285	$3,781

	Liabilities Maturity Distribution as of March 31, 2005
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total fair value
	(In millions)
Interest rate and credit spread risk	$911	$341	$215	$451	$1,918
Foreign exchange risk	11	—	15	—	26
Equity price risk	19	104	14	306	443
Total	$941	$445	$244	$757	$2,387

The following table sets forth as of March 31, 2005 substantially all of our exposure with respect to OTC derivatives, by counterparty credit rating and with affiliates.

Credit Rating(1)	March 31, 2005
(In millions)
AA+/AA	$2,090
AA-	10
A+/A/A-	260
BBB+/BBB/BBB-	10
BB+ or lower	20
Unrated	91
Derivatives with affiliates	1,300
Total	$3,781

(1)          Credit ratings are determined by external rating agencies or by our credit risk management department.

Derivatives With Related Parties

We enter into a substantial number of derivatives transactions with related parties. The following table sets forth derivatives transactions with related parties consisting primarily of interest rate swaps, credit default swaps and foreign exchange forward contracts. The fair values of derivatives contracts outstanding with related parties as of March 31, 2005 and December 31, 2004 were as follows.

	March 31, 2005		December 31, 2004
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Interest rate and credit spread risk	$1,242	$934	$1,346	$616
Foreign exchange risk	40	8	45	18
Equity price risk	18	4	9	61
Total	$1,300	$946	$1,400	$695

See Notes 2 and 5 of the condensed consolidated financial statements in Part I, Item 1 for more information.

FORWARD LOOKING STATEMENTS

We have made in this Quarterly Report on Form 10-Q, including, without limitation, in “Legal Proceedings” in Part II, Item 1, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, and from time to time may otherwise make in our public filings and press releases, forward-looking statements concerning our operations, economic performance and financial condition, as well as our future plans and strategic objectives. Such forward-looking statements are subject to various risks and uncertainties, and we claim the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those anticipated herein or in any such other filings, releases or statements because of a number of factors, including without limitation, those detailed in “Business—Certain Factors That May Affect Our Results of Operations” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004, those discussed elsewhere herein, and in other public filings and press releases. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. Forward-looking statements are typically identified by the use of future or conditional verbs such as “will,” “should,” “would” or “could,” and by words or phrases such as “believe,” “expect,” “intend,” “estimate” and similar expressions. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the results indicated in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements except as otherwise required by applicable law.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Risk Management and Value at Risk

For a description of the Company’s risk management policies and procedures and value-at-risk, or VAR, model, including such model’s assumptions and limitations, see “Quantitative and Qualitative Disclosure About Market Risk” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the December 31, 2004.

Market Risk Exposure

Trading portfolios

The Company-wide trading portfolio VAR was approximately $40 million and $37 million as of March 31, 2005 and December 31, 2004, respectively.

Due to the benefit of diversification, the Company-wide VAR is less than the sum of the individual components. The four main components of market risk, expressed in terms of theoretical fair values, had the following VAR:

	Company’s Market Risk Exposures in Trading Portfolios
	As of March 31, 2005	As of December 31, 2004
99%, one-day VAR, in $ millions
Interest rate and credit spread	34	34
Equity	19	15
Foreign exchange rate	2	1
Commodity	1	—
Diversification benefit	(16)	(13)
Total	40	37

The table below presents minimum, maximum and average VAR by market risk component:

	Company’s Market Risk Exposures in Trading Portfolios
	Three Months Ended March 31, 2005					Three Months Ended March 31, 2004					Year Ended December 31, 2004
	Minimum		Maximum		Average	Minimum		Maximum		Average	Minimum		Maximum		Average
99%, one-day VAR, in $ millions
Interest rate and credit spread	33		52		42	32		49		40	25		55		39
Equity	13		21		17	12		26		19	12		32		19
Foreign exchange rate	—		4		1	—		3		—	—		4		1
Commodity	—		3		1	—		—		—	—		—		—
Diversification benefit	—	(1)	—	(1)	(16)	—	(1)	—	(1)	(11)	—	(1)	—	(1)	(14)
Total	36		55		45	34		63		48	27		69		45

(1)        As the minimum and maximum occur on different days for different risk types, it is not meaningful to calculate a portfolio diversification benefit.

The average, maximum and minimum daily trading revenue for the three months ended March 31, 2005 and 2004 and for the year ended December 31, 2004 is shown below:

	Three months ended March 31, 2005	Three months ended March 31, 2004	Year ended December 31, 2004
Daily trading revenue, in $ millions
Average	15	16	14
Maximum	64	67	67
Minimum	(12)	(17)	(17)

Non-trading portfolios

We measure equity risk on non-trading positions using sensitivity analysis that estimates the potential change in the recorded value of the investments resulting from a 10% decline in the equity markets of developed nations and a 20% decline in the equity markets of emerging market nations. The estimated impact of equity risk on our non-trading financial instruments portfolio, which is mainly comprised of our private equity investments, would be a decrease in the value of the non-trading portfolio of approximately $129 million and a decrease of approximately $118 million as of March 31, 2005 and December 31, 2004, respectively. The estimated impact of equity risk as excludes the investments in certain private equity funds consolidated primarily under FIN 46R.

The interest rate risk on non-trading positions is measured using sensitivity analysis that estimates the potential change in the value of the non-trading portfolio resulting from a 50 basis point decline in the interest rates of developed nations and a 200 basis point decline in the interest rates of emerging market nations. The estimated impact of interest rate risk on pre-tax net income would be a decrease of approximately $12 million on both March 31, 2005 and December 31, 2004.

The foreign exchange risk on non-trading positions is measured using sensitivity analysis that estimates the potential change in the value of the non-trading portfolio resulting from a 10% strengthening of the U.S. dollar against developed currencies and a 20% strengthening of the U.S. dollar against emerging market currencies. The estimated impact of foreign exchange risk on the value of the non-trading portfolio would be zero and a decrease of approximately $1 million as of March 31, 2005 and December 31, 2004, respectively.

The commodity price risk on non-trading positions is measured using sensitivity analysis that estimates the potential change in the value of the non-trading portfolio resulting from a 20% weakening in commodity prices. The estimated impact of commodity price risk on the value of the non-trading portfolio would be a decrease of $2 million as of March 31, 2005. Previously, commodity price risk was immaterial in our non-trading portfolio.

Item 4: Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1:   Legal Proceedings

Certain significant legal proceedings and matters have been previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The following is an update of such proceedings.

Litigation Relating to IPO Allocation/Research-related Practices

On March 31, 2005, the U.S. District Court for the District of Massachusetts granted CSFB LLC’s motion to dismiss the complaint brought on behalf of purchasers of shares of Agilent Technologies, Inc.

On April 14, 2005, the U.S. District Court for the Southern District of New York dismissed the analyst research-related claims brought by the plaintiff who previously filed, and then voluntarily dismissed, a similar action in Missouri state court.

NCFE-related Litigation

On March 31, 2005, CSFB LLC and certain affiliates filed a motion to dismiss the action in the U.S. District Court for the Southern District of Ohio filed by a trust created through the confirmed bankruptcy plan of National Century Financial Enterprise Inc. asserting common law claims similar to those asserted in the Multidistrict Litigation cases as well as statutory claims under the Ohio corrupt practices act, claims for professional negligence and claims under the U.S. Bankruptcy Code.

We are involved in a number of judicial, regulatory and arbitration proceedings (including those described above) concerning matters arising in connection with the conduct of our businesses. Some of these actions have been brought on behalf of various classes of claimants and seek damages of material and/or indeterminate amounts. We believe, based on currently available information and advice of counsel, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition but might be material to operating results for any particular period, depending, in part, upon the operating results for such period.

Items 2, 3 and 4:

Pursuant to General Instruction H of Form 10-Q, the information required by Items 2, 3 and 4 is omitted.

Item 6:   Exhibits

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

CREDIT SUISSE FIRST BOSTON (USA), INC.
May 11, 2005	By:	/s/ DAVID C. FISHER
Chief Financial and Accounting Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
12	Computation of ratio of earnings to fixed charges
15	Letter re unaudited interim financial information
31.1	Rule 13a-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a) certification of Chief Financial and Accounting Officer
32	Section 1350 certifications