Form 10-Q
period 2005-06-30
CREDIT SUISSE FIRST BOSTON USA INC
filed 2005-08-09
CIK 29646

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

CREDIT SUISSE FIRST BOSTON (USA), INC.
Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005

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

Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In millions)

	June 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$719	$727
Collateralized short-term financings:
Securities purchased under agreements to resell	51,474	48,887
Securities borrowed	87,959	82,912
Receivables:
Customers	1,724	3,307
Brokers, dealers and other	20,307	11,094
Financial instruments owned (includes securities pledged as collateral of $74,938 and $54,663, respectively):
U.S. government and agencies	34,194	32,841
Corporate debt	19,585	14,721
Mortgage whole loans	21,130	14,987
Equities	27,763	28,712
Commercial paper	2,676	1,171
Private equity and other long-term investments	3,345	3,127
Derivatives contracts	4,572	3,663
Other	3,421	3,665
Net deferred tax asset	1,167	1,103
Office facilities at cost (net of accumulated depreciation and amortization of $748 and $913, respectively)	432	420
Goodwill	530	527
Loans receivable from parent and affiliates	22,838	22,692
Other assets and deferred amounts	1,617	1,257
Total assets	$305,453	$275,813

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (Continued)
(Unaudited)
(In millions, except share data)

	June 30, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDER’S EQUITY
Commercial paper and short-term borrowings	$17,146	$21,684
Collateralized short-term financings:
Securities sold under agreements to repurchase	121,931	108,407
Securities loaned	48,819	45,148
Payables:
Customers	9,230	6,767
Brokers, dealers and other	8,469	10,277
Financial instruments sold not yet purchased:
U.S. government and agencies	25,410	20,154
Corporate debt	3,487	2,842
Equities	17,198	5,245
Derivatives contracts	2,714	2,295
Other	177	161
Obligation to return securities received as collateral	3,255	4,980
Accounts payable and accrued expenses	2,296	3,327
Other liabilities	5,574	4,521
Long-term borrowings	28,753	28,941
Total liabilities	294,459	264,749
Stockholder’s Equity:
Common stock ($0.10 par value; 50,000 shares authorized; 1,100 shares issued and outstanding)	—	—
Paid-in capital	8,731	8,538
Retained earnings	2,271	2,534
Accumulated other comprehensive loss	(8)	(8)
Total stockholder’s equity	10,994	11,064
Total liabilities and stockholder’s equity	$305,453	$275,813

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Principal transactions-net	$194	$612	$561	$674
Investment banking and advisory	407	392	728	864
Commissions and fees	309	330	660	707
Interest and dividends, net of interest expense of $2,475, $1,273, $4,622 and $2,471, respectively	509	624	1,086	1,271
Other	8	9	25	31
Total net revenues	1,427	1,967	3,060	3,547
Expenses:
Employee compensation and benefits	738	825	1,685	1,788
Occupancy and equipment rental	124	117	244	231
Brokerage, clearing and exchange fees	86	81	163	153
Communications	37	32	73	64
Professional fees	73	66	140	121
Merger-related costs	—	4	—	8
Other operating expenses	749	37	744	50
Total expenses	1,807	1,162	3,049	2,415
(Loss) income before (benefit) provision for income taxes, minority interests and cumulative effect of a change in accounting principle	(380)	805	11	1,132
(Benefit) provision for income taxes	(244)	148	(178)	227
Minority interests	303	365	458	446
(Loss) income before cumulative effect of a change in accounting principle	(439)	292	(269)	459
Cumulative effect of a change in accounting principle, net of income tax expense of $3	—	—	6	—
Net (loss) income	$(439)	$292	$(263)	$459

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder’s Equity
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)
(In millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balances as of December 31, 2003	$—	$8,012	$1,787	$(158)	$9,641
Net income	—	—	459	—	459
Decrease in pension liability	—	—	—	1	1
Total comprehensive income					460
CSG share plan activity, including tax charge of $12	—	174	—	—	174
Balances as of June 30, 2004	$—	$8,186	$2,246	$(157)	$10,275
Balances as of December 31, 2004	$—	$8,538	$2,534	$(8)	$11,064
Net loss	—	—	(263)	—	(263)
Total comprehensive loss					(263)
CSG share plan activity(1)	—	193			193
Balances as of June 30, 2005	$—	$8,731	$2,271	$(8)	$10,994

(1)          For the six months ended June 30, 2005, no net tax charge or credit related to CSG share plan activity was recorded.

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	For the Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(263)	$459
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	64	84
Non-cash CSG share plan activity	251	186
Deferred taxes	(78)	132
Other, net	—	(11)
Change in operating assets and operating liabilities:
Securities borrowed	(5,047)	(7,785)
Receivables from customers	1,583	648
Receivables from brokers, dealers and other	(9,213)	(4,514)
Financial instruments owned	(11,616)	(18,534)
Other assets and deferred amounts and Other liabilities, net	(1,410)	255
Securities loaned	3,671	7,436
Payables to customers	2,463	695
Payables to brokers, dealers and other	(1,808)	6,083
Financial instruments sold not yet purchased	18,289	14,495
Obligation to return securities received as collateral	(1,725)	2,708
Accounts payable and accrued expenses	(1,031)	(331)
Net cash (used in) provided by operating activities	(5,870)	2,006
Cash flows from investing activities:
Net payments for:
Loans receivable from parent and affiliates	(146)	(2,173)
Office facilities, net	(88)	(129)
Net cash used in investing activities	(234)	(2,302)
Cash flows from financing activities:
Net proceeds from (payments for):
Commercial paper and short-term borrowings	(4,538)	7,239
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	10,937	(8,748)
Issuances of long-term borrowings	2,276	3,483
Redemptions and maturities of long-term borrowings	(2,521)	(1,151)
Dividend equivalents on CSG share plan activity	(58)	—
Net cash provided by financing activities	6,096	823
(Decrease) increase in cash and cash equivalents	(8)	527
Cash and cash equivalents as of the beginning of period	727	334
Cash and cash equivalents as of the end of period	$719	$861
SUPPLEMENTAL DISCLOSURES
Cash payments for interest	$4,381	$2,446
Cash payments for income taxes, net of refunds	$14	$58

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005

1.   Summary of Significant Accounting Policies

The Company

Credit Suisse First Boston (USA), Inc. and its subsidiaries (the “Company”) is a leading integrated investment bank serving institutional, corporate, government and high-net-worth individual clients. The Company’s products and services include securities underwriting, sales and trading, financial advisory services, private equity investments, full service brokerage services, derivatives and risk management products, asset management and investment research.

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

New Accounting Pronouncements

In August 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” (“SFAS 123”) using the prospective method. Under the prospective method, the Company recognizes compensation expense over the vesting period for all share option and share awards granted under the Plan for services provided after January 1, 2003. Effective January 1, 2005, the Company early adopted the fair value

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2005

1.   Summary of Significant Accounting Policies (Continued)

recognition provisions of SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”) using the modified prospective method and recorded an after-tax gain of $6 million in the condensed consolidated statement of operations as a cumulative effect of a change in accounting principle to reverse the expense previously recognized on all outstanding unvested awards that are expected to be forfeited.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires, among other things, retrospective application, unless impracticable, to prior period financial statements for voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual circumstances in which the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets should be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance for reporting the correction of an error in previously issued financial statements and the change of an accounting estimate will not change from Accounting Principles Board (“APB”) Opinion No. 20. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. There will be no impact on the Company’s financial condition, results of operations or cash flows as a result of the adoption of SFAS 154.

In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 provides that the general partner (or general partners, for partnerships with more than one general partner) is generally presumed to maintain control over a limited partnership and should therefore consolidate such a partnership regardless of the level of its ownership interest, unless the presumption of control can be overcome. EITF 04-5 states that the presumption of general partner control would be overcome only when the limited partners have either substantive kick-out rights or substantive participating rights. Substantive kick-out rights comprise rights allowing the limited partners to dissolve or liquidate the partnership or otherwise remove the general partner “without cause”. Substantive participating rights include those rights which would allow the limited partners to effectively participate in significant decisions made in the ordinary course of the partnership business.

Further, as a result of the ratification of EITF 04-5, EITF Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights,” (“EITF 96-16”) was updated to conform to the guidance of EITF 04-5 and FASB Staff Position (“FSP”) No. SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and EITF Issue No. 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (“FSP SOP 78-9-1”) was issued to amend guidance regarding the consolidation of limited partnerships previously dictated under AICPA Statement of Position No. SOP 78-9. The guidance of EITF 04-5 and FSP SOP 78-9-1 and the changes to EITF 96-16 are effective immediately for all newly-formed limited partnerships and for any existing limited partnerships agreements that are modified. The guidance of these pronouncements will be effective for

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2005

1.   Summary of Significant Accounting Policies (Continued)

existing limited partnership agreements that are not modified no later than January 1, 2006. The Company is currently evaluating the impact of EITF 04-5, FSP SOP 78-9-1 and the changes to EITF 96-16.

In June 2005, the FASB issued guidance on SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”) in Derivatives Implementation Group (“DIG”) Issue B38, “Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option” (“DIG B38”), and DIG Issue B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor” (“DIG B39”). The implementation guidance in DIG B38 clarifies that the potential settlement of an obligation upon exercise of a put option or call option meets the net settlement criterion of a derivative. Further, the guidance in DIG B39 clarifies that a right to accelerate the settlement of an obligation in and of itself is considered clearly and closely related to the debt host contract if the respective embedded call option can be exercised only by the borrower. Both DIG issues will be effective for the fiscal quarter beginning after December 15, 2005. The Company is currently evaluating the impact of adopting DIG B38 and DIG B39.

2.   Related Party Transactions

Credit Suisse Group (“CSG”), through CSFBI, owns all of the Company’s outstanding voting common stock. The Company is involved in significant financing and other transactions, and has significant related party balances with CSG affiliates, primarily Credit Suisse, a Swiss bank subsidiary of CSG and an indirect parent of the Company, and certain of its subsidiaries and affiliates. The Company generally enters into these transactions in the ordinary course of business and believes that these transactions are generally on market terms that could be obtained from unrelated third parties.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2005

2.   Related Party Transactions (Continued)

The following table sets forth the Company’s related party assets and liabilities as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
	(In millions)
ASSETS
Securities purchased under agreements to resell	$5,832	$6,685
Securities borrowed	3,695	1,861
Receivables from customers	—	379
Receivables from brokers, dealers and other	3,476	1,893
Derivatives contracts	1,824	1,400
Net deferred tax asset	1,167	1,103
Loans receivable from parent and affiliates	22,838	22,692
Total assets	$38,832	$36,013
LIABILITIES
Short-term borrowings	$15,564	$20,085
Securities sold under agreements to repurchase	29,956	22,317
Securities loaned	34,225	34,056
Payables to customers	1,807	1,054
Payables to brokers, dealers and other	3,710	1,300
Derivatives contracts	970	695
Obligation to return securities received as collateral	1,216	1,252
Taxes payable (included in Other liabilities)	358	484
Intercompany payables (included in Other liabilities)	245	191
Total liabilities	$88,051	$81,434

Included in the condensed consolidated statements of operations are revenues and expenses resulting from various securities trading and financing activities with certain affiliates, as well as fees for administrative services performed by the Company under the terms of various agreements. The Company incurs commission expenses during the normal course of business for securities transactions conducted with affiliates. Other operating expenses include affiliate service fees that are treated as a reduction in other operating expenses in the condensed consolidated statements of operations. These fees include compensation and benefits expense relating to business activities conducted by Company employees on behalf of CSG affiliates outside the Company.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2005

2.   Related Party Transactions (Continued)

The following table sets forth the Company’s related party revenues and expenses for the three and six months ended June 30, 2005 and 2004:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions)
Principal transactions-net (derivatives contracts)	$38	$470	$512	$530
Commissions and fees	(13)	(3)	(20)	(8)
Net interest expense	(263)	(84)	(459)	(143)
Total net revenues	$(238)	$383	$33	$379
Other operating expenses	$(69)	$(65)	(153)	(123)
Total expenses	$(69)	$(65)	$(153)	$(123)

From time to time the Company sells at cost to CSFBI the right, title and interest in certain assets. For the three and six months ended June 30, 2005, the value of the assets sold was not significant.

As of June 30, 2005, certain private equity funds of funds, with approximately $4.1 billion of committed capital, and certain hedge funds of funds and variable interest entities (“VIEs”) that issue collateralized debt obligations (“CDOs”), with aggregate assets under management of approximately $15.5 billion, of CSFB Alternative Capital, Inc., an indirect wholly owned subsidiary of CSFBI, are managed by the Company’s Alternative Capital division. CSFB Alternative Capital, Inc. reimburses the Alternative Capital division for all expenses incurred by the Company in connection with managing these assets which the Company treats as a reduction in other operating expenses in the condensed consolidated statements of operations.

Beginning in April 2004, the Company entered into economic hedging arrangements with respect to deferred compensation obligations payable to its employees and to employees of affiliates, whose deferred compensation is not recorded in the Company’s condensed consolidated financial statements. These hedging arrangements will result in the Company recognizing gains or losses with respect to the hedge of the deferred compensation obligation of such affiliates. For the three months ended June 30, 2005 and 2004, the impact from the economic hedging arrangements with respect to these affiliate obligations was a loss of $1 million and a gain of $1 million, respectively, and for the six months ended June 30, 2005 and 2004, the impact was a gain of $1 million.

The Credit Suisse Group International Share Plan provides for the grant of equity-based awards to Company employees based on CSG shares pursuant to which employees of the Company may be granted, as compensation, shares or other equity-based awards as compensation for services performed. CSFBI purchases shares from CSG to satisfy these awards, but CSFBI does not require reimbursement from the Company; therefore, amounts associated with these awards are considered a capital contribution to the Company and credited to paid-in-capital. Amounts contributed by CSFBI relating to compensation expense for the three months ended June 30, 2005 and 2004 were $122 million and $74 million, respectively, and for the six months ended June 30, 2005 and 2004 were $251 million and $174 million, respectively. See Note 11 for further information on the Company’s share-based compensation.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2005

2.   Related Party Transactions (Continued)

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

As of June 30, 2005 and December 31, 2004, the fair value of assets that the Company pledged to counterparties was $215.8 billion and $199.3 billion, respectively, of which $74.9 billion and $54.7 billion, respectively, was included in financial instruments owned in the condensed consolidated statements of financial condition.

The Company has also received similar assets as collateral that the Company has the right to re-pledge or sell. The Company routinely re-pledges or lends these assets to third parties. As of June 30, 2005 and December 31, 2004, the fair value of the assets pledged to the Company was $200.0 billion and $182.3 billion, respectively, of which $188.4 billion and $180.6 billion, respectively, was sold or repledged.

Securitization Activities

The Company originates and purchases residential mortgages and originates commercial loans for the purpose of securitization. The Company sells these mortgage loans to qualified special purpose entities (“QSPEs”) or VIEs. The QSPEs issue securities that are backed by the assets transferred to the QSPEs and pay a return based on the returns on those assets. Investors in these mortgage-backed securities typically have recourse to the assets in the QSPE. The investors and the QSPEs have no recourse to the Company’s assets. CSFB LLC is an underwriter of, and makes a market in, these securities.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2005

3.   Transfers and Servicing of Financial Assets (Continued)

The Company purchases loans and other debt obligations from and on behalf of clients for the purpose of securitization. The loans and other debt obligations are sold by the Company directly, or indirectly through affiliates, to QSPEs or VIEs that issue CDOs. CSFB LLC structures, underwrites and makes a market in these CDOs. CDOs are securities backed by the assets transferred to the CDO VIEs and pay a return based on the returns on those assets. Investors typically have recourse to the assets in the CDO VIEs. The investors and the CDO VIEs have no recourse to the Company’s assets.

The following table presents the proceeds and gains (losses) related to the securitization of commercial mortgage loans, residential mortgage loans, CDOs and other asset-backed loans for the six months ended June 30, 2005 and 2004:

	Commercial mortgage loans	Residential mortgage loans	Collateralized debt obligations	Other asset-backed loans(1)
	(In millions)
For the Six Months Ended June 30, 2005
Proceeds from new securitizations	$5,907	$23,000	$2,670	$4,770
Gain on securitizations(2)	$120	$20	$28	$27
For the Six Months Ended June 30, 2004
Proceeds from new securitizations	$3,195	$18,694	$2,184	$2,646
Gain on securitizations(2)	$118	$34	$25	$(2)

(1)          Primarily home equity loans.

(2)          Includes underwriting fees and retained interest gains and losses but excludes all gains or losses, including net interest revenues, on assets prior to securitization and deferred origination fees.

The Company may retain interests in these securitized assets in connection with its underwriting and market-making activities. The Company’s exposure in its securitization activities is limited to its retained interests. Retained interests in securitized financial assets are included at fair value in financial instruments owned in the condensed consolidated statements of financial condition. Any changes in the fair value of these retained interests are recognized in the condensed consolidated statements of operations. The fair values of retained interests are determined using present value of estimated future cash flows valuation techniques that incorporate assumptions that market participants customarily use in their estimates of values. As of June 30, 2005 and December 31, 2004, the fair value of the interests retained by the Company was $3.7 billion and $2.0 billion, respectively.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2005

3.   Transfers and Servicing of Financial Assets (Continued)

Key economic assumptions used in measuring, at the date of securitization, the fair value of the retained interests resulting from securitizations completed during the six months ended June 30, 2005 were as follows:

	For the Six Months Ended June 30, 2005
	Commercial mortgage loans(1)	Residential mortgage loans	Collateralized debt obligations(2)	Other asset-backed loans
Weighted-average life (in years)	0.7	5.2	10.4	4.2
Prepayment rate (in rate per annum)(3)	N/A	0%-30%	N/A	25%
Cash flow discount rate (in rate per annum)(4)	(5)	0.3%-39.5%	9.2%-14.1%	3.6%-12.7%
Expected credit losses (in rate per annum)	(5)	0.0%-34.9%	5.1%-10.2%	0.7%-8.8%

The following table sets forth the fair value of retained interests from securitizations as of June 30, 2005, key economic assumptions used to determine the fair value and the sensitivity of the fair value to immediate adverse changes in those assumptions:

	As of June 30, 2005
	Commercial mortgage loans(1)	Residential mortgage loans	Collateralized debt obligations(2)	Other asset-backed loans
	(Dollars in millions)
Carrying amount/fair value of retained interests	$8	$3,532	$134	$71
Weighted-average life (in years)	0.4	3.5	9.4	4.8
Prepayment rate (in rate per annum)(3)	N/A	0.3%-65.3%	N/A	13.3-48.8%
Impact on fair value of 10% adverse change	N/A	$(9)	N/A	$—
Impact on fair value of 20% adverse change	N/A	$(16)	N/A	$—
Cash flow discount rate (in rate per annum)(4)	(5)	5.4%	13.1%	9.7%
Impact on fair value of 10% adverse change	(5)	$(50)	$(8)	$(1)
Impact on fair value of 20% adverse change	(5)	$(100)	$(15)	$(2)
Expected credit losses (in rate per annum)	(5)	1.7%	9.6%	12.0%
Impact on fair value of 10% adverse change	(5)	$(15)	$(5)	$—
Impact on fair value of 20% adverse change	(5)	$(30)	$(10)	$(1)

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

(5)          Due to the short estimated life and the nature of the asset, the cash flow discount rate and the expected credit losses are not meaningful.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2005

3.   Transfers and Servicing of Financial Assets (Continued)

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

Variable Interest Entities

The Company has variable interests in several CDO VIEs. As described under “—Securitization Activities,” in the normal course of its business, the Company purchases loans and other debt obligations from and on behalf of clients primarily for the purpose of securitization. These assets are sold to and warehoused by affiliates and, at the end of a warehousing period, the assets are sold to CDO VIEs or QSPEs for securitization. The Company engages in these transactions to meet the needs of clients, to earn fees and to sell financial assets. The purpose of these CDO VIEs and QSPEs is to provide investors a return based on the underlying debt instruments of the CDO VIEs and QSPEs. In connection with its underwriting and market-making activities, the Company may retain interests in the CDO VIEs and QSPEs. The CDO entities may have actively managed (“open”) portfolios or static or unmanaged (“closed”) portfolios. The closed CDO transactions are typically structured to use QSPEs, which are not consolidated in the Company’s financial statements.

The Company has consolidated all CDO VIEs for which it is the primary beneficiary. As of June 30, 2005 and December 31, 2004, the Company recorded $627 million and $291 million, respectively, representing the carrying amount of the consolidated assets of these CDO VIEs that are collateral for the VIE obligations. The beneficial interests of these consolidated CDO VIEs are payable solely from the cash flows of the related collateral, and the creditors of these CDO VIEs do not have recourse to the Company in the event of default.

The Company retains significant debt and equity interests in CDO VIEs that are not consolidated because the Company is not the primary beneficiary. The total assets in these CDO VIEs as of June 30, 2005 and December 31, 2004 were $4.8 billion and $4.5 billion, respectively. The Company’s maximum exposure to loss as of June 30, 2005 and December 31, 2004 was $108 million and $62 million, respectively, which was the amount of its retained interests, carried at fair value, in financial instruments owned.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2005

3.   Transfers and Servicing of Financial Assets (Continued)

Certain of the Company’s private equity funds are subject to FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) and the subsequent modifications of FIN 46 (“FIN 46R”). In the normal course of its private equity activities, the Company is typically the general partner and investment adviser to private equity funds. Limited partners of these funds typically have recourse to the fund’s assets but have no recourse to the Company’s assets. Beginning in 2004, the Company consolidated certain private equity funds that are managed by the Company. The following table presents the impact on the condensed consolidated statements of financial condition of the Company’s consolidation of private equity funds and other long-term investments primarily under FIN 46R as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
	(In millions)
Private equity and other long-term investments	$2,113	$1,947
All other assets, net	(15)	2
Total assets	$2,098	$1,949
Minority interests (included in other liabilities)	$2,231	$1,978
All other liabilities, net (excluding minority interests)	(133)	(29)
Total liabilities	$2,098	$1,949

The following table presents the impact on the condensed consolidated statements of operations of the Company’s consolidation of private equity funds and other long-term investments under FIN 46R, for the three and six months ended June 30, 2005 and 2004:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions)		(In millions)
Net revenues	$304	$365	$461	$446
Expenses	1	—	3	—
Minority interests	$303	$365	$458	$446

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

As of June 30, 2005 and December 31, 2004, the Company had investments in private equity and other long-term investments of $3.3 billion and $3.1 billion, respectively, including $2.1 billion and $1.9 billion, respectively, in private equity investments consolidated primarily under FIN 46R. Changes in net

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2005

4.   Private Equity and Other Long-Term Investments (Continued)

unrealized appreciation/depreciation arising from changes in fair value and the gain or loss realized upon sale are reflected in principal transactions-net in the condensed consolidated statements of operations. See Note 3 for more information. The cost of these investments, excluding the private equity investments consolidated primarily under FIN 46R, was $1.4 billion as of June 30, 2005 and $1.5 billion as of December 31, 2004. As of June 30, 2005 the Company had commitments to invest up to an additional $770 million.

The Company’s subsidiaries manage many private equity partnerships (the “Funds”). When the investment performance on CSFB-managed Funds exceeds specific thresholds, the Company and certain other partners (the “GPs”) may be entitled to receive a carried interest distribution under the governing documents of the Funds. Carried interest distributions are based on the cumulative investment performance of each Fund at the time the distribution is made. As a result, the Company may be obligated to return to investors in the Funds all or a portion of the carried interest distributions the Company has received if the Company has received excess carried interest distributions over the life of the Funds. The Company also guarantees the obligation of the other partners to return excess carried interest payments. The amount of such contingent obligations is based upon the performance of the Funds but cannot exceed the amount of carried interest received by the GPs. As of June 30, 2005 and December 31, 2004, the maximum amount of such contingent obligations was $586 million and $439 million, respectively, assuming the Funds’ remaining investments were worthless. Assuming the Funds’ remaining investments were sold at their current carrying values as of June 30, 2005 and December 31, 2004, the contingent obligations would have been $2 million and $9 million, respectively. As of June 30, 2005 and December 31, 2004, the Company withheld cash from distributions on prior realizations to the partners, and recorded corresponding liabilities of $97 million and $75 million, respectively, in connection with the Company’s guarantee to return prior carried interest distributions to third party investors in the Funds.

In addition, pursuant to certain contractual arrangements, the Company is obligated to make cash payments to certain investors in certain Funds if specified performance thresholds are not met. As of June 30, 2005 and December 31, 2004, the maximum amount of such contingent obligations was $62 million and $65 million, respectively, assuming the Funds’ remaining investments were worthless. Assuming the Funds’ remaining investments were sold at their current carrying values as of June 30, 2005 and December 31, 2004, there would have been no contingent obligation.

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

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2005

5.   Derivatives Contracts (Continued)

The fair values of all derivatives contracts outstanding as of June 30, 2005 and December 31, 2004 were as follows:

	June 30, 2005		December 31, 2004
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Options	$975	$778	$1,001	$879
Forward contracts	1,724	650	1,206	355
Swaps	1,873	1,286	1,456	1,061
Total	$4,572	$2,714	$3,663	$2,295

These assets and liabilities are included as derivatives contracts in financial instruments owned/sold not yet purchased, respectively, in the condensed consolidated statements of financial condition.

6.   Borrowings

Short-term borrowings are generally demand obligations with interest approximating the federal funds rate, the London Interbank Offered Rate (“LIBOR”) or other money market indices. Such borrowings are generally used to facilitate the securities settlement process, finance financial instruments owned and finance securities purchased by customers on margin. As of June 30, 2005 and December 31, 2004, there were no short-term borrowings secured by Company-owned securities.

The following table sets forth the Company’s short-term borrowings and their weighted average interest rates:

	Short-term borrowings		Weighted average interest rates
	As of June 30, 2005	As of December 31, 2004	As of June 30, 2005	As of December 31, 2004
	(In millions)
Bank loans, including loans from affiliates(1)	$15,905	$20,435	3.68%	2.65%
Commercial paper	1,241	1,249	3.18%	2.11%
Total short-term borrowings	$17,146	$21,684

(1)          Includes $15.6 billion and $20.1 billion in loans from affiliates as of June 30, 2005 and December 31, 2004, respectively.

The Company has two commercial paper programs exempt from registration under the Securities Act of 1933 that allow the Company to issue up to $7.0 billion in commercial paper. As of June 30, 2005 and December 31, 2004, $1.2 billion of commercial paper was outstanding under these programs.

In June 2004, the Company filed with the Securities and Exchange Commission (“SEC”) a shelf registration statement that allows the Company to issue from time to time up to $15.0 billion of senior and subordinated debt securities, and warrants to purchase such securities. Under that shelf registration statement, the Company had, as of August 8, 2005, approximately $9.2 billion available for issuance.

In July 2001, the Company established a Euro Medium-Term Note program that allows the Company to issue up to $5.0 billion of notes. Under this program, the Company had, as of August 8, 2005, approximately $1.2 billion available for issuance.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2005

6.   Borrowings (Continued)

The following table sets forth the Company’s long-term borrowings as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
	(In millions)
Senior notes 3.14-6.88%, due various dates through 2032	$22,064	$22,485
Medium-term notes 2.12-7.53%, due various dates through 2032	6,666	6,387
Structured borrowings 5.7-16.06%, (1) due various dates through 2009	23	69
Total long-term borrowings	$28,753	$28,941
Current maturities of long-term borrowings	$2,110	$3,137

(1)          Excluded from the range of interest rates on structured borrowings are notes that do not have a stated interest rate but instead pay a return based on the performance of certain equity securities.

As of June 30, 2005 and December 31, 2004, long-term borrowings included upward fair value adjustments of approximately $694 million and $624 million, respectively, associated with fair value hedges under SFAS No. 133. As of June 30, 2005 and December 31, 2004, the Company had entered into interest rate swaps, with a notional amount of $21.3 billion and $21.8 billion, respectively, on the Company’s long-term borrowings for hedging purposes. Substantially all of these swaps qualified as fair value hedges under SFAS 133. See Note 5 for more information.

The following table sets forth scheduled maturities of all long-term borrowings as of June 30, 2005:

Twelve Months Ended June 30,
(In millions)
2006	$2,110
2007	5,028
2008	5,295
2009	2,883
2010	1,489
2011-2032	11,948
Total	$28,753

The following table sets forth scheduled maturities of the current portion of long-term borrowings as of June 30, 2005:

Three Months Ended,
(In millions)
September 30, 2005	$149
December 31, 2005	499
March 31, 2006	99
June 30, 2006	1,363
Total	$2,110

As of June 30, 2005, CSFB LLC maintained with third parties four 364-day committed secured revolving credit facilities totaling $2.0 billion, with one facility for $500 million maturing in July 2005 (which was subsequently renewed through July 2006), one facility for $500 million maturing in

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2005

6.   Borrowings (Continued)

November 2005, one facility for $500 million maturing in February 2006 and one facility for $500 million maturing in March 2006. These facilities require CSFB LLC to pledge unencumbered marketable securities to secure any borrowings. Borrowings under each facility would bear interest at short-term rates related to either the federal funds rate or LIBOR and can be used for general corporate purposes. The facilities contain customary covenants that the Company believes will not impair its ability to obtain funding. As of June 30, 2005, no borrowings were outstanding under any of the facilities.

2005 Financings:

During the six months ended June 30, 2005, the Company issued $2.3 billion in medium-term notes and $11 million in structured notes and repaid $2.0 billion of medium-term notes, $500 million of senior notes and $55 million of structured notes.

7.   Leases and Commitments

The following table sets forth the Company’s minimum operating lease commitments as of June 30, 2005:

Twelve Months Ended June 30,
(In millions)
2006	$151
2007	151
2008	147
2009	141
2010	138
2011-2025	1,074
Total(1)	$1,802

(1)          Excludes sublease revenue of $333 million and executory costs such as insurance, maintenance and taxes of $575 million.

The following table sets forth the Company’s long-term commitments, including the current portion as of June 30, 2005:

	Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total commitments
	(In millions)
Standby resale agreements(1)	$—	$50	$—	$—	$50
Private equity(2)	165	95	61	449	770
Forward agreements(3)	4,444	—	—	—	4,444
Unfunded lending commitments(4)	328	564	—	10	902
Total commitments	$4,937	$709	$61	$459	$6,166

(1)          In the ordinary course of business, the Company maintains certain standby resale agreement facilities that commit the Company to enter into securities purchased under agreements to resell with customers at current market rates.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2005

7.   Leases and Commitments (Continued)

(2)          Represents commitments to invest in various partnerships that make private equity and related investments in various portfolio companies or other private equity funds.

(3)          Represents commitments to enter into securities purchased under agreements to resell and agreements to borrow securities.

(4)          The Company enters into commitments to extend credit in connection with certain commercial mortgage and premium finance activities.

Excluded from the table above are certain commitments to originate, purchase and sell mortgage whole loans that qualify as derivatives. These commitments are reflected in derivatives contracts in the condensed consolidated statements of financial condition. For more information on the Company’s derivatives contracts see Note 5.

As of June 30, 2005, the Company used $30 million in outstanding standby letters of credit to satisfy counterparty collateral requirements.

The Company had no capital lease obligations as of June 30, 2005. For information about certain of the Company’s additional commitments, see Notes 4 and 8.

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

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2005

8.   Guarantees (Continued)

The following table sets forth the maximum quantifiable contingent liabilities and carrying amounts associated with guarantees covered by FIN 45 as of June 30, 2005, by maturity.

	Amount of Guarantee Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total guarantees	Carrying amounts
	(In millions)
Credit guarantees	$—	$13	$45	$389	$447	$9
Performance guarantees	55	359	—	—	414	7
Derivatives	2,317	2,126	502	200	5,145	98
Related party guarantees	—	—	—	1	1	—
Indemnifications	—	—	—	6	6	—
Total guarantees	$2,372	$2,498	$547	$596	$6,013	$114

For more information on the Company’s guarantees, including guarantees for which the maximum contingent liability cannot be quantified, see Note 10 of the consolidated financial statements in Part II, Item 8 in the Annual Report on Form 10-K for the year ended December 31, 2004.

9.   Net Capital Requirements

The Company’s principal wholly owned subsidiary, CSFB LLC, is a registered broker-dealer, registered futures commission merchant and member firm of the New York Stock Exchange Inc. (“NYSE”). Accordingly, the Company is subject to the minimum net capital requirements of the SEC and the Commodities Futures Trading Commission (“CFTC”).   Under the alternative method permitted by SEC rule 15c3-1, the required net capital may not be less than the greater of 2% of aggregate debit balances arising from customer transactions or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act less the market value of certain commodity options, all as defined. Under CFTC Regulation 1.17, the required minimum net capital requirement is 8% of the total risk margin requirement (as defined) for all positions carried in customer accounts plus 4% of the total risk margin requirement (as defined) for all positions carried in non-customer accounts. As of June 30, 2005, the CFTC’s minimum net capital requirement was greater than the SEC’s minimum net capital requirement. As of June 30, 2005, CSFB LLC’s net capital of approximately $2.1 billion was 37.3% of aggregate debit balances and in excess of the CFTC’s minimum requirement by approximately $2.0 billion. On July 27, 2005, the Company made a $1.0 billion regulatory capital contribution to CSFB LLC in the form of subordinated debt.

The Company’s OTC derivatives dealer subsidiary, Credit Suisse First Boston Capital LLC (“CSFB Capital LLC”), is also subject to the uniform net capital rule, but computes its net capital based on value at risk under Appendix F of rule 15c3-1 under the Securities Exchange Act of 1934 (the “Exchange Act”). As of June 30, 2005, CSFB Capital LLC’s net capital of $279 million, allowing for market and credit risk exposure of $55 million and $75 million, respectively, was in excess of the minimum net capital requirement by $259 million. CSFB Capital LLC is in compliance with the exemptive provisions of Rule 15c3-3 because the Company does not carry securities accounts for customers or perform custodial functions relating to customer securities. On July 20, 2005, the Company made a $400 million capital contribution to CSFB Capital LLC.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2005

9.   Net Capital Requirements (Continued)

As of June 30, 2005, the Company and its subsidiaries complied with all applicable regulatory capital adequacy requirements.

10.   Cash and Securities Segregated Under Federal and Other Regulations

In compliance with the Commodity Exchange Act, CSFB LLC segregates funds deposited by customers and funds accruing to customers as a result of trades or contracts. As of June 30, 2005 and December 31, 2004, cash and securities aggregating $3.2 billion and $3.1 billion, respectively, were segregated or secured by CSFB LLC in separate accounts exclusively for the benefit of customers.

In accordance with the SEC’s no-action letter dated November 3, 1998, CSFB LLC computed a reserve requirement for the proprietary accounts of introducing broker-dealers. As of June 30, 2005 and December 31, 2004, CSFB LLC segregated securities aggregating $2.0 billion and $1.5 billion, respectively, on behalf of introducing broker-dealers.

In addition, CSFB LLC segregated U.S. Treasury securities with a market value of $5.8 billion and $4.4 billion as of June 30, 2005 and December 31, 2004, respectively, in a special reserve bank account exclusively for the benefit of customers as required by Rule 15c3-3 of the Exchange Act.

11.   Share-Based Compensation

The Company participates in the Credit Suisse Group International Share Plan (the “Plan”). The Plan provides for share option and share awards to be granted to certain employees based on the fair market value of CSG shares at the time of grant. In August 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” (“SFAS 123”) using the prospective method. Under the prospective method, the Company recognizes compensation expense over the vesting period for all share option and share awards granted under the Plan for services provided after January 1, 2003. Effective January 1, 2005, the Company early adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”) using the modified prospective method and recorded an after-tax gain of $6 million in the condensed consolidated statement of operations as a cumulative effect of a change in accounting principle to reverse the expense previously recognized on all outstanding unvested awards that are expected to be forfeited. For more on the Company’s adoption of SFAS 123R, see Part I, Item 1 in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2005.

Share option awards granted in or before January 2003 for services provided before January 1, 2003, if not subsequently modified, were previously accounted for under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Upon adoption of SFAS 123R, compensation expense for these options that have future vesting requirements was recognized in the condensed consolidated statements of operations.

If the Company had applied the fair-value based method under SFAS 123 to recognize expense over the relevant service period for share options that had future vesting requirements granted in or before January 2003, net income would have decreased for the three and six months ended June 30, 2004. For the

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2005

11.   Share-Based Compensation (Continued)

three and six months ended June 30, 2005, there was no pro forma impact as compensation expense includes the fair value as of the grant date of all outstanding unvested share option awards granted. The following table reflects the pro forma effect for the three and six months ended June 30, 2004:

	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2004
	(In millions)
Net income, as reported	$292	$459
Add: Share-based employee compensation expense, net of related tax effects, included in reported net income	54	118
Deduct: Share-based employee compensation expense, net of related tax effects, determined under the fair-value based method for all awards	56	122
Pro forma net income	$290	$455

12.   Employee Benefit Plans

The Company provides retirement and postretirement benefits to its U.S. and certain non-U.S. employees through participation in defined benefit pension plans (which include a qualified plan and a supplemental plan), a defined contribution plan and other post-retirement plans. The Company’s measurement date is September 30 for its pension and other plans. For more information on the Company’s employee benefit plans, see Note 16 of the consolidated financial statements in Part II, Item 8 in the Annual Report on Form 10-K for the year ended December 31, 2004.

The following table presents the pension expense by component for the Company’s defined benefit pension plans and other post-retirement plans for the three and six months ended June 30, 2005 and 2004:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions)
Components of Net Periodic Benefit Cost:
Service cost	$7	$7	$13	$14
Interest cost	11	10	22	21
Expected return on plan assets	(14)	(12)	(28)	(25)
Amortization of loss	5	5	10	11
Amortization of prior service cost	—	1	—	—
Recognized net actuarial loss	—	(1)	—	(1)
Net periodic benefit cost	$9	$10	$17	$20

The Company made payments to participants in the supplemental plan and the other post-retirement plans during the six months ended June 30, 2005 totaling $3 million and expects to pay a total of $3 million during the remainder of the year ending December 31, 2005.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2005

13.   Legal Proceedings

The Company is involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its businesses. The Company believes, based on currently available information and advice of counsel, that the results of such proceedings, in the aggregate, will not have a material adverse effect on its financial condition but might be material to operating results for any particular period, depending, in part, upon the operating results for such period. The Company intends to defend itself vigorously in these matters, litigating or settling when determined by management to be in the best interests of the Company.

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company recorded in the second quarter of 2005 a $750 million litigation charge to increase the reserve for private litigation involving Enron, certain IPO allocation practices, research analyst independence and other related litigation. This charge, coupled with the charge recorded in 2002, brings the Company’s reserves for these private litigation matters to $1.1 billion after the application of settlements. It is inherently difficult to predict the outcome of many of these matters. In presenting the consolidated financial statements, management makes estimates regarding the outcome of these matters and records a reserve and takes a charge to income when losses with respect to such matters are probable and can be reasonably estimated. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company’s defenses and its experience in similar cases or proceedings as well as its assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. Further litigation charges or releases of litigation reserves may be necessary in the future as developments in such cases or proceedings warrant.

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
June 30, 2005

14.   Industry Segment and Geographic Data (Continued)

The following table sets forth the net revenues excluding net interest, net interest and dividend revenue, total net revenues, total expenses and (loss) income before (benefit) provision for income taxes and cumulative effect of a change in accounting principle and assets of the Company’s segments.

	Institutional Securities	Wealth & Asset Management	Total Segments
	(In millions)
For the three months ended June 30, 2005:
Net revenues excluding net interest	$400	$518	$918
Net interest and dividends revenue	508	1	509
Total net revenues(1)	908	519	1,427
Total expenses	1,667	140	1,807
(Loss) income(2)	(759)	379	(380)
Minority interests(3)	61	242	303
(Loss) income after minority interests(4)	$(820)	$137	$(683)
For the three months ended June 30, 2004:
Net revenues excluding net interest	$674	$669	$1,343
Net interest and dividends revenue	593	31	624
Total net revenues(1)	1,267	700	1,967
Total expenses	1,024	138	1,162
Income(2)	243	562	805
Minority interests(3)	35	330	365
Income after minority interests(4)	$208	$232	$440
For the six months ended June 30, 2005:
Net revenues excluding net interest	$1,167	$807	$1,974
Net interest and dividends revenue	1,075	11	1,086
Total net revenues(1)	2,242	818	3,060
Total expenses	2,760	289	3,049
(Loss) income(2)	(518)	529	11
Minority interests(3)	115	343	458
(Loss) income after minority interests(4)	$(633)	$186	$(447)
Segment assets as of June 30, 2005(5)	$300,456	$4,997	$305,453
For the six months ended June 30, 2004:
Net revenues excluding net interest	$1,377	$899	$2,276
Net interest and dividends revenue	1,230	41	1,271
Total net revenues(1)	2,607	940	3,547
Total expenses	2,119	296	2,415
Income(2)	488	644	1,132
Minority interests(3)	62	384	446
Income after minority interests(4)	$426	$260	$686
Segment assets as of December 31, 2004(5)	$271,203	$4,610	$275,813

(1)    Interest income and expense is accrued at the stated coupon rate for coupon-bearing financial instruments, and for non-coupon-bearing financial instruments, interest income is recognized by accreting the discount over the life of the instrument. For coupon-bearing financial instruments purchased at a discount or premium, the difference between interest income and expense accrued at the stated coupon rate and interest income and

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2005

14.   Industry Segment and Geographic Data (Continued)

expense determined on an effective yield basis, which could be significant, is included in principal transactions-net instead of interest and dividends, net, in the Company’s condensed consolidated statements of operations and in net revenues excluding net interest above.

(2)    (Loss) income before (benefit) provision for income taxes, minority interests and cumulative effect of a change in accounting principle.

(3)    Related to the Company’s consolidation of certain private equity funds. See Note 3 for more information.

(4)    (Loss) income before (benefit) provision for income taxes and cumulative effect of a change in accounting principle.

(5)    The Institutional Securities and Wealth & Asset Management segment assets include $547 million and $1.6 billion, respectively, as of June 30, 2005 and $494 million and $1.5 billion, respectively, as of December 31, 2004, related to the Company’s consolidation of certain private equity funds.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
Credit Suisse First Boston (USA), Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of Credit Suisse First Boston (USA), Inc. and subsidiaries (the “Company”) as of June 30, 2005, the related condensed consolidated statements of operations for the three and six-month periods ended June 30, 2005 and 2004, and the related condensed consolidated statements of changes in stockholder’s equity and cash flows for the six-month periods ended June 30, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Credit Suisse First Boston (USA), Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in stockholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated March 17, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

As discussed in Note 1 to the condensed consolidated financial statements, in 2005 the Company changed its method of accounting for share-based compensation.

/s/ KPMG LLP
New York, New York
August 9, 2005

Item 2:                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

We serve institutional, corporate, government and high-net-worth individual clients. Our businesses include securities underwriting, sales and trading, financial advisory services, alternative investments, full-service brokerage services, derivatives and risk management products, asset management and investment research. We are part of the Credit Suisse First Boston business unit, which we call CSFB, of Credit Suisse Group, or CSG, and our results do not reflect the overall performance of CSFB or CSG.

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

The U.S. economy expanded at a moderate pace during the first six months of 2005 despite record high oil prices and tepid job growth. The Federal Reserve Board continued to raise short-term interest rates at a measured pace in an effort to contain inflationary pressures and indicated that further rate increases are likely.

The major U.S. stock market indices posted losses during the six months ended June 30, 2005 reflecting rising interest rates and concerns over future economic growth and oil prices. For the three and six months ended June 30, 2005, the Dow Jones Industrial Average decreased 2% and 5%, respectively. The Standard & Poor’s 500 stock index and the NASDAQ composite index declined 2% and 5%, respectively for the six months ended June 30, 2005. For the three months ended June 30, 2005, the Standard & Poor’s 500 stock index and the NASDAQ composite index had modest gains of 1% and 3%, respectively.

Negative developments in the auto, airline and insurance sectors led to risk aversion and the widening of credit spreads in the first part of the second quarter. Credit spreads then narrowed beginning in mid-May, although not fully returning to former levels, resulting in a more positive environment by the end of the quarter. The federal funds rate was 3.25% as of June 30, 2005 compared to 2.25% as of December 31, 2004 as the Federal Reserve Board increased the federal funds rate four times during the six months ended June 30, 2005. Despite increases in short-term interest rates by the Federal Reserve Board, the yield curve flattened as prices on the benchmark 10-year Treasury note rose and yields declined from 4.22% as of December 31, 2004 to 3.92% as of June 30, 2005.

The dollar value of U.S. equity and equity-related underwriting decreased significantly for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004, primarily reflecting a decrease in convertible securities issuances and secondary common stock issuances. The dollar value of U.S. debt underwriting increased modestly for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004, primarily as a result of an increase in asset-backed securities underwriting offset by a decline in high-yield corporate debt underwriting. The dollar value of completed mergers and acquisitions in the United States for the three and six months ended June 30, 2005 decreased compared to the three and six months ended June 30, 2004 reflecting smaller deal sizes. The dollar value of announced mergers and acquisitions in the United States for the three and six months ended June 30, 2005 increased compared to the three and six months ended June 30, 2004.

MANAGEMENT OVERVIEW

Rising short-term interest rates, negative developments in certain industry sectors and declines in the major U.S. stock market indices in the first half of 2005 adversely affected the Company’s revenues for the second quarter and first half of 2005. The Company’s net revenues for the second quarter of 2005 decreased 27% compared to second quarter of 2004. The decrease in revenues primarily reflected significantly lower revenues from fixed income trading, and lower revenues from our private equity business, which had particularly significant gains in the second quarter of 2004. Total expenses for the second quarter of 2005 increased 56% compared to the second quarter of 2004, reflecting significantly higher other operating expenses partially offset by lower employee compensation and benefits expenses. Other operating expenses increased due to a $750 million litigation charge to increase the reserve for private litigation involving Enron, certain IPO allocation practices, research analyst independence and other related litigation. The Company recorded a net loss of $439 million in the second quarter of 2005 compared to net income of $292 million for the second quarter of 2004.

The Company’s net revenues for the first half of 2005 decreased 14% compared to the first half of 2004. The decrease in revenues primarily reflected lower revenues from fixed income and equity trading, debt and equity underwriting and our private equity business, which had particularly significant gains in the first half of 2004. Total expenses for the first half of 2005 increased 26% compared to the first half of 2004, reflecting significantly higher other operating expenses partially offset by lower employee compensation and benefits expenses. Other operating expenses increased due to the $750 million litigation charge. The Company recorded a net loss of $263 million for the first half of 2005 compared to net income of $459 million for the first half of 2004.

In the second quarter of 2005, CSG continued to take significant steps towards building an integrated bank offering private banking, corporate and investment banking and asset management services on a global basis effective January 1, 2006. During the second quarter, CSG’s two Swiss banks completed their previously announced merger and selected the members of the merged bank’s Executive Board. In addition, CSG announced that the integrated bank, of which we are a part, will operate under the “Credit Suisse” brand as of January 1, 2006.

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

Our significant accounting policies and a discussion of new accounting pronouncements are disclosed in Note 1 of the consolidated financial statements in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2004 and Note 1 of the condensed consolidated financial statements in Part I, Item 1 herein. We believe that the critical accounting policies discussed below involve the most complex judgments and assessments. We believe that the estimates and assumptions used in the preparation of the condensed consolidated financial statements are prudent, reasonable and consistently applied.

Fair Value

As is the normal practice in our industry, the values we report in the condensed consolidated financial statements with respect to financial instruments owned and financial instruments sold not yet purchased are in most cases based on fair value, with related unrealized and realized gains or losses included in the condensed consolidated statements of operations. Commercial mortgage whole loans are carried at the lower of aggregate cost or fair value and certain residential mortgage whole loans held for sale are carried at the lower of cost or fair value.

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

Valuation

For purposes of valuation, we categorize our financial instruments as cash products, derivatives contracts and private equity and other long-term investments. The table below presents the carrying value of our cash products, derivatives contracts and private equity and other long-term investments as of June 30, 2005 and December 31, 2004. Included in cash products are commercial mortgage whole loans, which are carried at the lower of the aggregate cost or fair value, and certain residential mortgage whole loans, which are carried at the lower of the cost or fair value.

	As of June 30, 2005		As of December 31, 2004
	Financial instruments owned	Financial instruments sold not yet purchased	Financial instruments owned	Financial instruments sold not yet purchased
	(In millions)
Cash products	$108,769	$46,272	$96,097	$28,402
Derivatives contracts	4,572	2,714	3,663	2,295
Private equity and other long-term investments	3,345	—	3,127	—
Total	$116,686	$48,986	$102,887	$30,697

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

In addition, we hold positions in cash products that are thinly traded or for which no market prices are available, and which have little or no price transparency. These products include certain high-yield debt securities, distressed debt securities, mortgage loans, certain mortgage-backed and asset-backed securities, certain collateralized debt obligations, or CDOs, and equity securities that are not publicly traded. The techniques used to estimate fair value for these instruments are based on the type of product. Some of these valuation techniques require us to exercise a substantial amount of judgment, for example, in determining the likely future cash flows or default recovery on distressed debt instruments or asset-backed obligations or the likely impact of country or market risk on various investments. Valuation techniques for certain of these products are described more fully below.

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

The mortgage loan portfolio primarily includes residential mortgage loans that are either purchased or originated and commercial mortgage loans that are originated with the intent to securitize or sell. For residential mortgage loans, valuations are based on pricing factors specific to loan level attributes, such as loan-to-value ratios, current balance and liens. The commercial real estate loans are valued using origination spreads, incorporating loan-to-value ratios, debt service coverage ratios, geographic location, prepayment protection and current yield curves. In addition, current written offers or contract prices are considered in the valuation process.

Values of residential and commercial mortgage-backed securities and other asset-backed securities that are not based on quoted market prices or prices at which similarly structured and collateralized securities trade between dealers and to and from customers are valued using pricing models including for example employing prepayment scenarios and Monte Carlo simulations where applicable.

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

Derivatives Contracts

Our derivatives contracts consist of exchange-traded and OTC derivatives, and the fair value of these as of June 30, 2005 and December 31, 2004 was as follows:

	As of June 30, 2005		As of December 31, 2004
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Exchange-traded	$594	$448	$695	$598
OTC	3,978	2,266	2,968	1,697
Total	$4,572	$2,714	$3,663	$2,295

The fair value of exchange-traded derivatives is typically derived from the observable exchange price and/or observable market parameters. Our primary exchange-traded derivatives include certain option agreements. OTC derivatives include forwards, swaps and options on foreign exchange, interest rates, equities and credit products. Fair values for OTC derivatives are determined using internally developed proprietary models using various input parameters. The input parameters include those characteristics of the derivative that have a bearing on the economics of the instrument and market parameters. In well-established derivatives markets, the use of a particular model may be widely accepted. For example, the Black-Scholes model is widely used to calculate the fair value of many types of options. These models are used to calculate the fair value of OTC derivatives and to facilitate the effective risk management of the portfolio. The determination of the fair value of many derivatives involves only limited subjectivity because the required input parameters are observable in the marketplace. For other more complex derivatives, subjectivity relating to the determination of input parameters reduces price transparency. Specific areas of subjectivity include long-dated volatilities on OTC option transactions and recovery rate assumptions for credit derivatives transactions. Uncertainty of pricing assumptions and liquidity are also considered as part of the valuation process. Because of these uncertainties, we do not recognize a dealer profit or unrealized gain at the inception of a derivatives transaction unless the valuation underlying the unrealized gain is evidenced by quoted market prices in an active market, observable prices of other current market transactions or other observable data supporting a valuation technique in accordance with Emerging Issues Task Force Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” As of June 30, 2005 and December 31, 2004, most of the fair values reported in our condensed consolidated statements of financial condition were derived using observable input parameters. For further information on the fair value of derivatives as of June 30, 2005 and December 31, 2004, see “—Derivatives—Sources and Maturities of OTC Derivatives” and Note 5 of the condensed consolidated financial statements in Part I, Item 1.

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

The Company categorizes its private equity investments into three categories: CSFB-managed funds, funds managed by third parties and direct investments. The following table sets forth the fair value of our private equity investments by category as of June 30, 2005 and December 31, 2004:

	As of June 30, 2005		As of December 31, 2004
	Fair value	Percent of total	Fair value	Percent of total
	(In millions)		(In millions)
CSFB-managed funds (which includes $2,113 and $1,947 related to funds consolidated primarily under FIN 46R(1) as of June 30, 2005 and December 31, 2004, respectively)	$2,910	87%	$2,670	85%
Funds managed by third parties	417	12	442	14
Direct investments	18	1	15	1
Total	$3,345	100%	$3,127	100%

(1)          For more information on the consolidated funds as of June 30, 2005 and December 31, 2004, see Note 3 of the condensed consolidated financial statements in Part I, Item 1.

CSFB-Managed Funds.   CSFB-managed funds are partnerships and related “side-by-side” direct investments made by our subsidiaries for which CSFB acts as the fund’s advisor and makes investment decisions. As of June 30, 2005 and December 31, 2004, approximately 8% and 10%, respectively, of CSFB-managed fund investments, excluding private equity funds consolidated primarily under FIN 46R, were public securities. The fair value of our investments in CSFB-managed funds is based on our valuation or, in the case of funds of funds, valuations received from the underlying fund manager and reviewed by us.

Funds Managed by Third Parties.   Funds managed by third parties are investments by CSFB as a limited partner in a fund managed by an external fund manager. The fair value of these funds is based on the valuation received from the general partner of the fund and reviewed by us.

Direct Investments.   Direct investments are generally debt and equity securities that are not made through or “side-by-side” with CSFB-managed funds and consist of public and private securities. These investments are priced in accordance with the procedures for CSFB-managed funds. As of June 30, 2005 and December 31, 2004, approximately 35% and 22%, respectively, of direct investments were public securities.

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

As of June 30, 2005 and December 31, 2004, we had deferred tax assets resulting from temporary differences that could reduce taxable income in future periods. The condensed consolidated statements of financial condition as of June 30, 2005 and December 31, 2004 include deferred tax assets of $1.7 billion and $1.6 billion, respectively, and deferred tax liabilities of $482 million and $438 million, respectively. Due to uncertainty concerning our ability to generate the necessary amount and mix of state and local taxable income in future periods, we maintained a valuation allowance against our deferred state and local tax assets in the amount of $33 million and $32 million as of June 30, 2005 and December 31, 2004, respectively.

Tax Contingencies

Significant judgment is required in determining the effective tax rate and in evaluating certain of our tax positions. We accrue for tax contingencies when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged and our positions may not be fully sustained. Once established, tax contingency accruals are adjusted due to changing facts and circumstances, such as case law, progress of audits or when an event occurs requiring a change to the tax contingency accruals. We regularly assess the likelihood of adverse outcomes to determine the appropriateness of our provision (benefit) for income taxes. Although the outcome of any dispute is uncertain, management believes that it has appropriately accrued for any unfavorable outcome.

Litigation Contingencies

From time to time, we are involved in a variety of legal, regulatory and arbitration matters in connection with the conduct of our business. It is inherently difficult to predict the outcome of many of these matters, particularly those cases in which the matters are brought on behalf of various classes of claimants, seek damages of unspecified or indeterminate amounts or involve novel legal claims. In presenting our consolidated financial statements, management makes estimates regarding the outcome of these matters and records a reserve and takes a charge to income when losses with respect to such matters are probable and can be reasonably estimated. Charges, other than those taken periodically for cost of defense, are not established for matters when losses cannot be reasonably estimated. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, our defenses and our experience in similar cases or proceedings as well as our assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. For a discussion of legal proceedings, see “Legal Proceedings” in Part II, Item 1.

RECENT DEVELOPMENTS

We are negotiating a potential agreement to acquire the outstanding stock of SPS Holding Corp. and its subsidiary Select Portfolio Servicing, Inc., or SPS, from PMI Group, Inc., FSA Portfolio Management Inc. and Greenrange Partners LLC. SPS is a leading nonprime residential mortgage loan servicer, headquartered in Salt Lake City, Utah, with facilities in Jacksonville, Florida. SPS currently services a significant portion of mortgage collateral underwritten by CSFB.

RESULTS OF OPERATIONS

The following table sets forth a summary of our financial results:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions)
Total net revenues	$1,427	$1,967	$3,060	$3,547
Total expenses	1,807	1,162	3,049	2,415
(Loss) income before (benefit) provision for income taxes, minority interests and cumulative effect of a change in accounting principle	(380)	805	11	1,132
(Benefit) provision for income taxes	(244)	148	(178)	227
Minority interests	303	365	458	446
(Loss) income before cumulative effect of a change in accounting principle	(439)	292	(269)	459
Cumulative effect of a change in accounting principle, net of income tax expense of $3	—	—	6	—
Net (loss) income	$(439)	$292	$(263)	$459

Substantially all of our financial instruments are marked to market daily and, therefore, the value of such financial instruments and our net revenues are subject to fluctuations based on market movements. In addition, net revenues derived from our less liquid assets may fluctuate significantly depending on the revaluation or sale of these investments in any given period. We also regularly enter into large transactions as part of our proprietary and other trading businesses, and the number and size of such transactions may subject our net revenues to volatility from period to period.

Interest income and expense is accrued at the stated coupon rate for coupon-bearing financial instruments, and for non-coupon-bearing financial instruments, interest income is recognized by accreting the discount over the life of the instrument. For coupon-bearing financial instruments purchased at a discount or premium, the difference between interest income and expense accrued at the stated coupon rate and interest income and expense determined on an effective yield basis, which could be significant, is included in principal transactions-net instead of interest and dividends, net, in the condensed consolidated statements of operations.

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

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

The Company recorded a net loss of $439 million for the three months ended June 30, 2005 compared to net income of $292 million for the three months ended June 30, 2004, reflecting significantly lower net revenues and significantly higher expenses. The Company consolidates certain private equity funds, resulting in an increase in net revenues of $304 million and $365 million, respectively, for the three months ended June 30, 2005 and 2004. Net (loss) income was unaffected by the consolidation of these private equity funds as offsetting minority interests and related operating expenses were recorded in the condensed consolidated statements of operations. See Note 3 of the condensed consolidated financial statements in Part I, Item 1 for more information. Excluding the increases attributable to the consolidation of certain private equity funds, net revenues decreased 30%.

Total net revenues decreased $540 million, or 27%, to $1.4 billion for the three months ended June 30, 2005, compared to the three months ended June 30, 2004, primarily reflecting decreases in principal transactions-net and net interest and dividends revenues. The decrease in principal transactions-net was primarily due to lower revenues in fixed income trading and lower revenues from our private equity business, which had particularly significant gains in the three months ended June 30, 2004. Net interest and dividend revenues decreased primarily due to lower interest revenues from structured products and higher net interest expense from equity proprietary trading. Investment banking and advisory revenues were marginally higher reflecting higher advisory fees and debt underwriting revenues partially offset by a decrease in equity underwriting revenues.

Total expenses increased $645 million, or 56%, to $1.8 billion for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, primarily due to increases in other operating expenses resulting from a litigation charge of $750 million to increase the reserve for private litigation involving Enron, certain IPO allocation practices, research analyst independence and other related litigation. Employee compensation and benefits expenses decreased. See “—Expenses.”

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

The Company recorded a net loss of $263 million for the six months ended June 30, 2005 compared to net income of $459 million for the six months ended June 30, 2004, reflecting lower net revenues and significantly higher expenses. The Company consolidates certain private equity funds, resulting in an increase in net revenues of $461 million and $446 million, respectively, for the six months ended June 30, 2005 and 2004. Net (loss) income was unaffected by the consolidation of private equity funds as offsetting minority interests and related operating expenses were recorded in the condensed consolidated statements of operations. See Note 3 of the condensed consolidated financial statements in Part I, Item 1 for more information. Excluding the increases attributable to the consolidation of certain private equity funds, net revenues decreased 16%.

Total net revenues decreased $487 million, or 14%, to $3.1 billion for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, reflecting decreases across all revenue categories. Net interest and dividend revenues decreased primarily due to lower net interest revenues from structured products and higher net interest expense from equity proprietary trading. Investment banking and advisory fees decreased due to lower debt and equity underwriting fees. The decrease in principal transactions-net was primarily due to lower revenues from our private equity business, which had particularly significant gains in the six months ended June 30, 2004. Commissions were lower primarily as a result of decreased trading activity from listed equity securities and fixed income listed derivatives and lower commission revenues from our private equity business.

Total expenses increased $634 million, or 26%, to $3.0 billion for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, primarily due to increases in other operating expenses resulting from the litigation charge of $750 million to increase the reserve for certain private litigation. Employee compensation and benefits expenses decreased. See “—Expenses.”

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

Our segments are managed based on types of products and services offered and their related client bases. We evaluate the performance of our segments based primarily on (loss) income before the (benefit) provision for income taxes, minority interests and cumulative effect of a change in accounting principle.

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

Beginning in 2004, the Global Treasury department allocated to the Company’s segments certain interest expense primarily relating to the goodwill and intangible assets from the acquisition of Donaldson, Lufkin & Jenrette, Inc., or DLJ, which is recorded in the financial statements of Credit Suisse First Boston, Inc., the Company’s direct parent, or CSFBI. In addition, the Global Treasury department allocated to the Company’s segments gains and losses related to certain corporate treasury funding transactions, which allocation is based upon the expected funding requirements of the segments. There is an offsetting credit for this allocated interest expense and offsetting contra-revenues/revenues for the allocated gains and losses in Other Institutional Securities and Other Wealth & Asset Management.

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

The following table sets forth certain financial information of the Company’s Institutional Securities segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions)
Revenues:
Principal transactions-net	$(213)	$52	$(11)	$(7)
Investment banking and advisory	358	365	648	818
Commissions	245	251	509	540
Interest and dividends, net of interest expense	508	593	1,075	1,230
Other	10	6	21	26
Total net revenues	908	1,267	2,242	2,607
Total expenses	1,667	1,024	2,760	2,119
(Loss) Income(1)	(759)	243	(518)	488
Minority interests(2)	61	35	115	62
(Loss) Income after minority interests(3)	$(820)	$208	$(633)	$426

(1)          (Loss) Income before (benefit) provision for income taxes, minority interests and cumulative effect of a change in accounting principle.

(2)          Represents minority interest revenues related to the Company’s consolidation of certain private equity funds, net of related operating expenses.

(3)          (Loss) Income before (benefit) provision for income taxes and cumulative effect of a change in accounting principle.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

The Institutional Securities segment recorded a loss after minority interests of $820 million for the three months ended June 30, 2005 compared to income after minority interests of $208 million for the three months ended June 30, 2004. Total net revenues decreased $359 million, or 28%, to $908 million for the three months ended June 30, 2005, primarily reflecting decreases in Trading revenues partially offset by higher revenues from Other Institutional Securities, which includes treasury allocations, the Company’s consolidation of certain private equity funds and the results for certain separately managed private equity and distressed assets. The consolidation of these private equity funds resulted in an increase in net revenues of $63 million and $35 million for the three months ended June 30, 2005 and 2004, respectively. See Note 3 of the condensed consolidated financial statements in Part I, Item 1 for more information. Excluding the increases attributable to the consolidation of certain private equity funds, net revenues decreased $387 million, or 31%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Included in the results for the Institutional Securities segment for the three months ended June 30, 2005 was a litigation charge of $750 million to increase the reserve for certain private litigation.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

The Institutional Securities segment recorded a loss after minority interests of $633 million for the six months ended June 30, 2005 compared to income after minority interests of $426 million for the six months ended June 30, 2004. Total net revenues decreased $365 million, or 14%, to $2.2 billion for the six months ended June 30, 2005, reflecting decreases in Trading and Investment Banking revenues partially offset by higher revenues from Other Institutional Securities, which includes treasury allocations, the Company’s consolidation of certain private equity funds and the results for certain separately managed private equity and distressed assets. The consolidation of these private equity funds resulted in an increase in net revenues of $118 million and $62 million for the six months ended June 30, 2005 and 2004, respectively. See Note 3 of the condensed consolidated financial statements in Part I, Item 1 for more information. Excluding the increases attributable to the consolidation of certain private equity funds, net revenues decreased $421 million, or 17%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Included in the results for the Institutional Securities segment for the six months ended June 30, 2005 was a litigation charge of $750 million to increase the reserve for certain private litigation.

Investment Banking

The following table sets forth the Investment Banking revenues for the Institutional Securities segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions)
Debt underwriting	$131	$123	$264	$351
Equity underwriting	72	98	149	237
Total underwriting	203	221	413	588
Advisory and other fees	155	144	235	230
Total Investment Banking	$358	$365	$648	$818

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Investment Banking revenues decreased 2% to $358 million, reflecting a decline in equity underwriting partially offset by increases in debt underwriting and advisory and other fees. For the three months ended June 30, 2005, equity underwriting revenues decreased 27% to $72 million reflecting an industry-wide decrease in common stock and convertible securities new issuance volumes. Debt underwriting revenues increased 7% compared to the three months ended June 30, 2004 to $131 million, reflecting an industry-wide increase in residential mortgage-backed and improved asset-backed and high-grade underwriting revenues. These increases were partially offset by lower underwriting revenues primarily from high-yield securities reflecting an industry-wide decrease in new issuances. Advisory and other fees increased 8% to $155 million reflecting higher fees from private placements and mergers and acquisitions.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Investment Banking revenues decreased 21% to $648 million, reflecting declines in debt and equity underwriting partially offset by a modest increase in advisory and other fees. For the six months ended June 30, 2005, debt underwriting revenues decreased 25% compared to the six months ended June 30, 2004 to $264 million, primarily due to lower underwriting revenues from high-yield, commercial mortgage-backed and asset-backed securities partially offset by higher residential mortgage-backed and high-grade securities underwriting revenues. Equity underwriting revenues decreased 37% to $149 million reflecting an industry-wide decrease in common stock and convertible securities new issuance volumes. Advisory and other fees increased 2% to $235 million reflecting higher fees from mergers and acquisitions and private placements.

Trading

In evaluating the performance of its Trading activities, the Company aggregates principal transactions-net, commissions and net interest as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause principal transactions and net interest income to vary from period to period.

The following table sets forth net Trading revenues of the Institutional Securities segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions)
Fixed Income	$111	$588	$734	$1,054
Equity	215	191	455	538
Total Trading(1)	$326	$779	$1,189	$1,592

(1)          Revenues reflect the allocation of certain net revenues and interest expense from the Global Treasury department to Trading. For the three months ended June 30, 2005 and 2004, the amount was $80 million and $100 million of contra-revenues, respectively. For the six months ended June 30, 2005 and 2004, the amount was $160 million and $121 million of contra-revenues, respectively. See “—Results by Segment” above.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Total net trading revenues for the Institutional Securities segment decreased $453 million, or 58%, to $326 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, due to decreases in fixed income net trading revenues partially offset by higher equity net trading revenues.

Fixed income net trading revenues decreased 81% to $111 million as revenues from interest rate products, structured products and credit products all declined. The decrease in revenues from interest rate products primarily reflected losses on derivatives that hedged certain resale and repurchase agreements. The decrease in structured products net trading revenues was due to lower revenues from asset-backed, commercial mortgage and residential mortgage products. Revenues from credit products were lower primarily from high-grade products.

Equity net trading revenues increased 13% to $215 million, primarily reflecting growth in our prime services business and higher revenues from our cash businesses and proprietary trading. These increases were partially offset by higher losses from convertible securities reflecting reduced liquidity and low volatility which resulted in lower trading volumes.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Total net trading revenues for the Institutional Securities segment decreased $403 million, or 25%, to $1.2 billion for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, due to decreases in fixed income and equity net trading revenues.

Fixed income net trading revenues decreased 30% to $734 million reflecting challenging market conditions as revenues from credit products, interest rate products and structured products all declined. The decrease in revenues from credit products reflected lower revenues primarily from high-grade, high-yield and distressed products including U.S. Government bonds and listed derivatives. The decrease in revenues from interest rate products reflected lower revenues from nearly all interest rate products including derivatives that hedged certain resale and repurchase agreements, U.S. Government bonds and listed derivatives. The decrease in structured products net trading revenues was due to lower revenues from asset-backed products and commercial mortgage products partially offset by higher revenues from residential mortgage products.

Equity net trading revenues decreased 15% to $455 million primarily due to losses from convertible securities reflecting reduced liquidity and low volatility which resulted in lower trading volumes and lower revenues from equity proprietary trading. The decrease was partially offset by growth in our prime services business and higher revenues from equity derivatives.

Other Institutional Securities

Other Institutional Securities revenues primarily consist of revenues from certain separately managed private equity and distressed assets, interest income on loans to affiliates and treasury allocations to our Trading business.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Total revenues from Other Institutional Securities increased $101 million to $224 million during the three months ended June 30, 2005 compared to the three months ended June 30, 2004, reflecting the consolidation of certain private equity funds which resulted in an increase in net revenues of $63 million and $35 million, respectively. Net (loss) income was unaffected by the consolidation of private equity funds as offsetting minority interests and related operating expenses were recorded in the condensed consolidated statements of operations. See Note 3 of the condensed consolidated financial statements in Part I, Item 1 for more information. Excluding the revenues attributable to the consolidation of certain private equity funds, Other Institutional Securities revenues increased $73 million, primarily related to increases in interest income on loans to affiliates and the Global Treasury department’s allocation of interest expense as a contra-revenue to our Trading business primarily due to higher interest rates. Other Institutional Securities also reflected lower revenues from distressed assets.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Total revenues from Other Institutional Securities increased $208 million to $405 million during the six months ended June 30, 2005 compared to the six months ended June 30, 2004, reflecting the consolidation of certain private equity funds which resulted in an increase in net revenues of $118 million and $62 million, respectively. Net (loss) income was unaffected by the consolidation of private equity funds as offsetting minority interests and related operating expenses were recorded in the condensed consolidated statements of operations. See Note 3 of the condensed consolidated financial statements in Part I, Item 1 for more information. Excluding the revenues attributable to the consolidation of certain private equity funds, Other Institutional Securities revenues increased $152 million, primarily related to increases in interest income on loans to affiliates and the Global Treasury department’s allocation of interest expense as a contra-revenue to our Trading business primarily due to higher interest rates.

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

The following table sets forth certain financial information of the Wealth & Asset Management segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions)
Revenues:
Principal transactions-net	$407	$560	$572	$681
Investment banking and advisory	49	27	80	46
Asset management and other fees	64	79	151	167
Interest and dividends, net of interest expense	1	31	11	41
Other	(2)	3	4	5
Total net revenues	519	700	818	940
Total expenses	140	138	289	296
Income(1)	379	562	529	644
Minority interests(2)	242	330	343	384
Income after minority interests(3)	$137	$232	$186	$260

(1)          Income before provision for income taxes, minority interests and cumulative effect of a change in accounting principle.

(2)          Represents minority interest revenues net of related operating expenses related to the Company’s consolidation of certain private equity funds.

(3)          Income before provision for income taxes and cumulative effect of a change in accounting principle.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

The Wealth & Asset Management segment recorded income after minority interests of $137 million for the three months ended June 30, 2005 compared to $232 million for the three months ended June 30, 2004. Total net revenues decreased $181 million to $519 million for the three months ended June 30, 2005, reflecting the decrease in net revenues from the consolidation of certain private equity funds to $242 million for the three months ended June 30, 2005 from $330 million for the three months ended June 30, 2004. Net income was unaffected by the consolidation of private equity funds as offsetting minority interests and related operating expenses were recorded in the condensed consolidated statements of operations. See Note 3 of the condensed consolidated financial statements in Part I, Item 1 for more information. Excluding the effects of the consolidation of certain private equity funds, total net revenues decreased $93 million, or 25%, primarily reflecting lower revenues from our private equity business, which had particularly significant gains during the three months ended June 30, 2004, partially offset by increases in placement fees from the private funds business.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

The Wealth & Asset Management segment recorded income after minority interests of $186 million for the six months ended June 30, 2005 compared to $260 million for the six months ended June 30, 2004. Total net revenues decreased $122 million to $818 million for the six months ended June 30, 2005, reflecting the decrease in net revenues from the consolidation of certain private equity funds to $343 million for the six months ended June 30, 2005 from $384 million for the six months ended June 30, 2004. Net income was unaffected by the consolidation of private equity funds as offsetting minority interests and related operating expenses were recorded in the condensed consolidated statements of operations. See Note 3 of the condensed consolidated financial statements in Part I, Item 1 for more information. Excluding the effects of the consolidation of certain private equity funds, total net revenues decreased $81 million, or 15%, primarily reflecting lower revenues from our private equity business, which had particularly significant gains during the six months ended June 30, 2004, partially offset by increases in placement fees from the private funds business.

Alternative Capital, Private Client Services and Other

The following table sets forth the Alternative Capital, Private Client Services and Other revenues for the Wealth & Asset Management segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions)
Alternative Capital	$458	$645	$694	$824
Private Client Services	52	54	107	115
Other	9	1	17	1
Total Wealth & Asset Management(1)	$519	$700	$818	$940

(1)          Revenues reflect the allocation of certain net revenues and interest expense from the Global Treasury department to Alternative Capital and Private Client Services. For the three and six months ended June 30, 2005, the amount was $9 million and $17 million of contra-revenues, respectively. For the three and six months ended June 30, 2004, no contra-revenues were allocated. See “—Results by Segment” above.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenues from Alternative Capital consist of management and placement fees, net investment gains and losses, which include realized and unrealized gains and losses, including carried interest, net interest and other revenues from private equity and private funds. Revenues from Alternative Capital decreased $187 million to $458 million for the three months ended June 30, 2005, reflecting the decrease in net revenues from the consolidation of certain private equity funds to $242 million for the three months ended June 30, 2005 from $330 million for the three months ended June 30, 2004. Net income was unaffected by the consolidation of private equity funds as offsetting minority interests and related operating expenses were recorded in the condensed consolidated statements of operations. See Note 3 of the condensed consolidated financial statements in Part I, Item 1 for more information. Excluding the effect of the consolidation of certain private equity funds, total net revenues decreased $99 million, or 31%, primarily reflecting lower revenues from our private equity business, which had particularly significant gains during the three months ended June 30, 2004, partially offset by increases in placement fees from the private funds business.

Revenues for Private Client Services decreased 4% to $52 million, primarily due to lower equity capital markets revenues.

Other revenues increased $8 million compared to the three months ended June 30, 2004, reflecting a credit that offsets allocations by the Global Treasury department to our alternative capital and private client services businesses of certain interest expense and revenues.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenues from Alternative Capital decreased $130 million to $694 million for the six months ended June 30, 2005, reflecting the decrease in net revenues from the consolidation of certain private equity funds to $343 million for the six months ended June 30, 2005 from $384 million for the six months ended

June 30, 2004. Net income was unaffected by the consolidation of private equity funds as offsetting minority interests and related operating expenses were recorded in the condensed consolidated statements of operations. See Note 3 of the condensed consolidated financial statements in Part I, Item 1 for more information. Excluding the effect of the consolidation of certain private equity funds, total net revenues decreased $89 million, or 20%, primarily reflecting lower revenues from our private equity business, which had particularly significant gains during the six months ended June 30, 2004, partially offset by increases in placement fees from the private funds business.

Revenues for Private Client Services decreased 7% to $107 million, primarily due to lower equity capital markets revenues and net interest revenues partially offset by higher commissions.

Other revenues increased $16 million compared to the six months ended June 30, 2004, reflecting a credit that offsets allocations by the Global Treasury department to our alternative capital and private client services businesses of certain interest expense and revenues.

Expenses

The normal operating cost structure of each of our segments is broadly similar to that of the Company as a whole. For this reason, the discussion of expenses is presented on a company-wide basis.

The following table sets forth employee compensation and benefits expenses, other expenses and total expenses of the Company:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions)
Employee compensation and benefits	$738	$825	$1,685	$1,788
Other expenses	1,069	337	1,364	627
Total expenses	$1,807	$1,162	$3,049	$2,415

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Total expenses increased $645 million, or 56%, to $1.8 billion for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, as increases in other operating expenses; occupancy and equipment rental; professional fees; brokerage, clearing and exchange fees and communications expenses were partially offset by decreases in employee compensation and benefits expenses and merger-related costs. The decrease in employee compensation and benefits expenses reflects lower accruals for performance-related compensation and severance. These decreases were partially offset by increases in share-based compensation, base salaries and head count. Included in employee compensation and benefits expense was $45 million and $32 million for the three months ended June 30, 2005 and 2004, respectively, related to business activities conducted by Company employees on behalf of CSG affiliates outside of the Company. These expenses were charged to these affiliates and are reflected as a reduction in our other operating expenses. See Notes 1 and 11 of the condensed consolidated financial statements in Part I, Item 1 for more information.

Other expenses consist principally of occupancy and equipment rental; brokerage, clearing and exchange fees; communications; professional fees and all other operating expenses. Other expenses increased $732 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, primarily as a result of a litigation charge of $750 million to increase the reserve for private litigation involving Enron, certain IPO allocation practices, research analyst independence and other related litigation. Other expenses also reflected increases in professional fees; occupancy and equipment rental; brokerage, clearing and exchange fees and communications expenses due to increased business activity. These increases were partially offset by higher affiliate service fees (including the charge to affiliates of compensation expense) that are treated as a reduction in other operating expenses. Merger-related expenses decreased reflecting the completion of retention awards in 2004. Excluding the litigation charge to increase the reserve for certain private litigation and the charges to affiliates for compensation expense, other operating expenses decreased 1%.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Total expenses increased $634 million, or 26%, to $3.0 billion for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, as increases in other operating expenses; professional fees; occupancy and equipment rental; brokerage, clearing and exchange fees and communications expenses were partially offset by decreases in employee compensation and benefits expenses and merger-related costs. The decrease in employee compensation and benefits expenses reflects lower accruals for performance-related compensation, certain deferred compensation plans and severance. These decreases were partially offset by increases in share-based compensation and base salaries. Included in employee compensation and benefits expense was $105 million and $60 million for the six months ended June 30, 2005 and 2004, respectively, related to business activities conducted by Company employees on behalf of CSG affiliates outside of the Company. See Notes 1 and 11 of the condensed consolidated financial statements in Part I, Item 1 for more information.

Other expenses increased $737 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, primarily as a result of a litigation charge of $750 million to increase the reserve for private litigation involving Enron, certain IPO allocation practices, research analyst independence and other related litigation. This increase was partially offset by higher affiliate service fees (including the charge to affiliates of compensation expense) that are treated as a reduction in other operating expenses and lower merger-related expenses reflecting the completion of retention awards in 2004. Excluding the litigation charge to increase the reserve for certain private litigation and the charges to affiliates for compensation expense, other operating expenses increased 5% due to increases in professional fees, reflecting expansion of our mortgage business, and increased occupancy and equipment rental; brokerage, clearing and exchange fees and communications expenses due to increased business activity.

Provision (Benefit) for Taxes

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

The benefit for income taxes for the six months ended June 30, 2005 was $178 million compared to a provision for income taxes for the six months ended June 30, 2004 of $227 million. Excluded from the benefit for income taxes for the six months ended June 30, 2005 was an income tax expense of $3 million related to the Company’s adoption of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” and SFAS No. 123 (Revised 2004), “Share-Based Payment,” or SFAS 123R.

The effective tax rate for the six months ended June 30, 2004 was 20.0%. The effective tax rate for the six months ended June 30, 2005 is not meaningful because of the loss from operations and the non-taxable revenues from certain consolidated private equity funds.

Share-based Compensation

We have early adopted SFAS 123R as of January 1, 2005, using the modified prospective method. We had previously adopted the recognition provisions of SFAS 123 effective January 1, 2003. See Note 11 of the condensed consolidated financial statements in Part I, Item 1 for more information.

In connection with our adoption of SFAS 123R, we recorded an after-tax gain of $6 million in the condensed consolidated statement of operations as a cumulative effect of a change in accounting principle to reverse the expense for awards previously recognized on all outstanding unvested awards that are expected to be forfeited. For new grants after January 1, 2005, forfeitures will be included in the initial estimate of compensation expense at the grant date.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Management Oversight

We believe that maintaining access to liquidity is fundamental for firms operating in the financial services industry. We have therefore established a comprehensive process for the management and oversight of our capital, liquidity and funding strategies. Credit Suisse’s Capital Allocation and Risk Management Committee, or CARMC, has primary oversight responsibility for these functional disciplines. CARMC periodically reviews and approves our liquidity management policies and targets and reviews our liquidity position and other key risk indicators. The Global Treasury department is responsible for the day-to-day management of capital, liquidity and funding, as well as relationships with creditor banks and fixed income investors. It also maintains regular contact with rating agencies and regulators on these and other issues. See “Liquidity Risk” in “Business—Certain Factors That May Affect Our Results of Operations” in Part I, Item I of our Annual Report on Form 10-K for the year ended December 31, 2004 for more information.

Liquidity Management Organization

We are an indirect subsidiary of Credit Suisse, a Swiss bank. Consequently, our liquidity management structure operates at two levels, the “Non-Bank Franchise” and the “Bank Franchise.”

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

Second, our regulated subsidiaries have access to unsecured funding from Credit Suisse, the “Bank Franchise,” as well as secured funding via the repurchase and securities lending markets. Historically, Credit Suisse’s bank deposit base has proven extremely stable and is comprised of a diversified customer base, including retail deposits as well as wholesale and institutional deposits. In a stressed liquidity environment, our broker-dealers would directly access the secured funding markets to replace unsecured borrowings from Credit Suisse.

Balance Sheet and Funding

The majority of our assets are held in our broker-dealer subsidiaries and comprise a substantial portion of the Bank Franchise. These assets—principally trading inventories in our Institutional Securities business—are funded by a combination of collateralized short-term borrowings, which include securities sold under agreements to repurchase and securities loaned, as well as unsecured loans from Credit Suisse, the central funding entity of the Bank Franchise. Significant portions of our assets held in the Bank Franchise are highly liquid, with the majority consisting of securities inventories and collateralized receivables, which fluctuate depending on the levels of proprietary trading and customer business. Collateralized receivables consist primarily of securities purchased under agreements to resell and securities borrowed, both of which are primarily secured by U.S. government and agency securities and marketable corporate debt and equity securities. In addition, we have significant receivables from customers, brokers, dealers and others, which turn over frequently. To meet client needs as a securities dealer, we carry significant levels of trading inventories.

Unsecured funding for the Bank Franchise originates largely from Credit Suisse’s borrowings in the wholesale and institutional deposit markets as well as access to retail deposits.

Assets not funded by the Bank Franchise include less liquid assets such as certain mortgage whole loans, distressed securities, high-yield debt securities, asset-backed securities and private equity investments. These less liquid assets are principally held in the Non-Bank Franchise. These assets may be relatively illiquid at times, especially during periods of market stress. Mortgage whole loans, distressed securities, high-yield debt and asset-backed securities are generally financed with a combination of short-term unsecured financing or repurchase agreements, long-term borrowings and stockholder’s equity. We typically fund a significant portion of less liquid assets, such as private equity investments, with long-term borrowings that we issue directly to the market, and stockholder’s equity.

Short-term funding is generally obtained at rates related to the Federal Funds rate, the London Interbank Offered Rate, or LIBOR, or other money market indices, while long-term funding is generally obtained at fixed and floating rates related to U.S. Treasury securities or LIBOR, depending upon prevailing market conditions. We continually aim to broaden our funding base by geography, investor and funding instrument.

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

Because of changes relating to customer needs, economic and market conditions and proprietary trading and other strategies, our total assets, or the individual components of total assets, may vary significantly from period to period. As of June 30, 2005 and December 31, 2004, our total assets were $305.5 billion and $275.8 billion, respectively.

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

In the case of the Non-Bank Franchise, contingent commitments include such items as commitments to invest in private equity funds. Certain contingent obligations do not materially impact the liquidity planning at the Company or Non-Bank Franchise, as these are incurred by other affiliated operating entities that are not consolidated by the Company. These items, which are taken into account in our liquidity planning for the Bank Franchise, include:

•       credit rating-related collateralization requirements (CSFB’s derivatives business is primarily conducted in Credit Suisse First Boston International, a wholly-owned subsidiary of CSG);

•       back-up liquidity lines provided to asset-backed commercial paper conduits (back-up liquidity lines are provided by Credit Suisse);

•       committed credit facilities to clients that are currently undrawn (CSFB’s corporate lending business is conducted in Credit Suisse).

The Bank Franchise maintains a large secondary source of liquidity, principally through Credit Suisse’s principal broker-dealers and other regulated operating entities. The Bank Franchise has historically been able to access significant liquidity through the secured funding markets (securities sold under agreements to repurchase, securities loaned and other collateralized financing arrangements), even in periods of market stress. We continually monitor overall liquidity by tracking the extent to which unencumbered marketable assets and alternative unsecured funding sources exceed both contractual obligations and anticipated contingent commitments.

As of June 30, 2005, we estimate that the Non-Bank Franchise held cash, other liquidity reserves and marginable assets, net of haircuts, of approximately $6.9 billion versus estimated maturing obligations and commitments out to one year of $3.8 billion. Also, as of June 30, 2005, we estimate that the Bank Franchise held cash, other liquidity reserves and marginable assets, net of haircuts, of approximately $117.7 billion versus estimated maturing obligations, commitments and contingent funding requirements out to 120 days of $101.3 billion.

Our liquidity planning and management focuses on maintaining a liquidity cushion so that we may continue to conduct business for an extended period in the event of a crisis. Our liquidity contingency plan focuses on the specific actions that we would take in the event of a crisis, including a detailed communication plan for creditors, investors and customers. The plan, which is regularly updated, sets out a three-stage process of the specific actions we would take:

•       Stage I—Market disruption

•       Stage II—Unsecured markets partially inaccessible

•       Stage III—Unsecured markets fully inaccessible

In the event of a liquidity crisis, a meeting of the Liquidity Crisis Committee would be convened by Global Treasury to activate the contingency plan. The Liquidity Crisis Committee’s membership includes senior business line, Global Treasury and finance department management, and this committee would meet frequently throughout the crisis to ensure our plans are executed.

Cash Capital

We measure cash capital (long-term funding sources) against long-term unsecured funding requirements on an ongoing basis, and seek to maintain a surplus at all times. Sources of cash capital include the non-current component of the Company’s long-term borrowings and stockholder’s equity. Uses of cash capital include illiquid assets such as related party receivables (except where the receivable is the short-term investment of our excess cash with Credit Suisse), property, goodwill and intangibles, deferred tax assets, private equity and other long-term investments.

Our cash capital as of June 30, 2005 totaled $37.6 billion compared with $36.9 billion as of December 31, 2004. The increase in cash capital of $700 million was primarily due to changes in the current portion of long-term borrowings. As of June 30, 2005, cash capital was substantially in excess of our cash capital requirements.

Contractual Obligations and Commitments

The following table sets forth future cash payments on our contractual obligations pursuant to long-term borrowings, operating leases and purchase obligations as of June 30, 2005:

	Contractual Obligations Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
	(In millions)
Long-term borrowings	$2,110	$10,323	$4,372	$11,948	$28,753
Operating leases	151	298	279	1,074	1,802
Purchase obligations(1)	18	2	—	—	20
Total contractual obligations	$2,279	$10,623	$4,651	$13,022	$30,575

(1)          Purchase obligations for goods and services include payments for, among other things, benefits consulting, corporate services outsourcing and computer and telecommunications maintenance agreements. Purchase obligations reflect the minimum contractual obligation under legally enforceable contracts through the termination dates specified in the respective agreements, even if the contract is renewable. Purchase obligations do not reflect termination fees payable upon Company’s termination of the respective contracts.

Our long-term borrowings are unsecured. As of June 30, 2005, the weighted average maturity of our long-term borrowings was approximately 5.2 years. Our lease obligations are primarily for our principal offices in New York City and other locations. The operating lease obligations in the table above do not reflect $333 million in sublease revenue and executory costs such as insurance, maintenance and taxes of $575 million. We had no capital lease obligations as of June 30, 2005.

We have commitments under a variety of arrangements that are not recorded as liabilities in our condensed consolidated statements of financial condition. These commitments are in addition to guarantees and other arrangements discussed in “—Off-Balance Sheet Arrangements.” The following table sets forth certain of our long-term commitments, including the current portion, as of June 30, 2005:

	Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total commitments
	(In millions)
Standby resale agreements(1)	$—	$50	$—	$—	$50
Private equity(2)	165	95	61	449	770
Forward agreements(3)	4,444	—	—	—	4,444
Unfunded lending commitments(4)	328	564	—	10	902
Total commitments	$4,937	$709	$61	$459	$6,166

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

(4)          We enter into commitments to extend credit in connection with certain commercial mortgage and premium finance activities.

For information on these and other material commitments, see Notes 4, 6, 7 and 8 of the condensed consolidated financial statements in Part I, Item 1. For information on commitments under our pension arrangements, see Note 12 of the condensed consolidated financial statements in Part I, Item 1.

The following table sets forth our commercial paper and other short-term unsecured borrowings:

	June 30, 2005	December 31, 2004
	(In millions)
Bank loans	$341	$350
Commercial paper	1,241	1,249
Loans from affiliates(1)	15,564	20,085
Total	$17,146	$21,684

(1)          We have significant financing transactions with Credit Suisse and certain of its subsidiaries and affiliates. See “—Related Party Transactions” and Note 2 of the condensed consolidated financial statements in Part I, Item 1.

Credit Facilities

As of June 30, 2005, CSFB LLC maintained with third parties four 364-day committed secured revolving credit facilities totaling $2.0 billion, with one facility for $500 million maturing in July 2005 (which was subsequently renewed through July 2006), one facility for $500 million maturing in November 2005, one facility for $500 million maturing in February 2006 and one facility for $500 million maturing in March 2006. We expect to renew these facilities as they mature. These facilities require CSFB LLC to pledge unencumbered marketable securities to secure any borrowings. Borrowings under each facility would bear interest at short-term rates related to either the Federal Funds rate or LIBOR and can be used for general corporate purposes. The facilities contain customary covenants that we believe will not impair our ability to obtain funding. As of June 30, 2005, no borrowings were outstanding under any of the facilities. We may from time to time enter into additional secured revolving credit facilities as part of our liquidity management.

Long-term Funding

We issue long-term debt through U.S. and Euromarket medium-term note programs, as well as syndicated and privately placed offerings around the world.

Under our currently effective $15.0 billion shelf registration statement on file with the SEC, which was established in June 2004 and allows us to issue from time to time senior and subordinated debt securities and warrants to purchase such securities, we had as of August 8, 2005 $9.2 billion available for issuance.

Under our $5.0 billion Euro Medium-term Note program, which was established in July 2001 and allows us to issue notes from time to time, we had as of August 8, 2005 $1.2 billion available for issuance.

For the six months ended June 30, 2005, we issued $2.3 billion in medium-term notes and $11 million in structured notes and we repaid approximately $2.0 billion of medium-term notes, $500 million of senior notes and $55 million of structured notes.

Credit Ratings

Our access to the debt capital markets and our borrowing costs depend significantly on our credit ratings. These ratings are assigned by credit rating agencies, which may raise, lower or withdraw their ratings or place us on “credit watch” with positive or negative implications at any time. Credit ratings are important to us when competing in certain markets and when seeking to engage in longer-term transactions, including OTC derivatives. We believe agencies consider several factors in determining our credit ratings, including earnings performance, business mix, market position, financial strategy, level of capital, risk management policies and practices and management team, and our affiliation with Credit Suisse and CSG, in addition to the broader outlook for the financial services industry.

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

Because a significant portion of our OTC derivatives arrangements are with affiliates, the amount of collateral that we would have been required to post pursuant to such contracts in the event of a one-notch downgrade of our senior long-term debt credit rating was not material as of June 30, 2005.

As of August 8, 2005, our ratings and ratings outlooks were as follows:

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

Regulated Subsidiaries

Our principal wholly owned subsidiary, CSFB LLC, is a registered broker-dealer, registered futures commission merchant and member firm of the New York Stock Exchange Inc. Accordingly, CSFB LLC is subject to the minimum net capital requirements of the Securities and Exchange Commission, or SEC, and the Commodities Futures Trading Commission, or CFTC. Under the alternative method permitted by SEC Rule 15c3-1, the required net capital may not be less than the greater of 2% of aggregate debit balances arising from customer transactions or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act less the market value of certain commodity options, all as defined. Under CFTC Regulation 1.17, the required minimum net capital requirement is 8% of the total risk margin requirement (as defined) for all positions carried in customer accounts plus 4% of the total risk margin requirement (as defined) for all positions carried in non-customer accounts. As of June 30, 2005, the CFTC’s minimum net capital requirement was greater than the SEC’s minimum net capital requirement. As of June 30, 2005, CSFB LLC’s net capital of approximately $2.1 billion was 37.3% of aggregate debit balances and in excess of the CFTC’s minimum requirement by approximately $2.0 billion. On July 27, 2005, we made a $1.0 billion regulatory capital contribution to CSFB LLC in the form of subordinated debt.

Our OTC derivatives dealer subsidiary, CSFB Capital LLC, is also subject to the uniform net capital rule, but computes its net capital requirements based on value at risk pursuant to Appendix F of Rule 15c3-1. As of June 30, 2005, CSFB Capital LLC’s net capital of $279 million, allowing for market and credit risk exposure of $55 million and $75 million, respectively, was in excess of the minimum net capital requirement by $259 million. CSFB Capital LLC operates pursuant to the (k)(2)(ii) exemptive provisions of Rule 15c3-3 of the Securities Exchange Act of 1934, or Exchange Act, and, accordingly, all customer transactions are cleared through CSFB LLC on a fully disclosed basis. On July 20, 2005, the Company made a $400 million capital contribution to CSFB Capital LLC.

As of June 30, 2005, our subsidiaries complied with all applicable regulatory capital adequacy requirements.

Cash Flows

Our condensed consolidated statements of cash flows classify cash flows into three broad categories: cash flows from operating activities, investing activities and financing activities. These statements should be read in conjunction with “—Related Party Transactions” as well as Note 2 of the condensed consolidated financial statements in Part I, Item 1.

Our cash flows are complex and frequently bear little relation to our net (loss) income and net assets, particularly because the Company is an indirect wholly owned subsidiary of CSG, a global financial institution that may choose to allocate cash among its subsidiaries for reasons independent of the Company’s activities. As a result, we believe that traditional cash flow analysis is not a particularly useful method to evaluate our liquidity position as discussed above. Cash flow analysis may, however, assist in highlighting certain macro trends and strategic initiatives in our business.

For the Six Months Ended June 30, 2005

Cash and cash equivalents decreased $8 million to $719 million as of June 30, 2005. Cash used in operating activities was $5.9 billion and reflected a net increase in operating assets and operating liabilities of $5.8 billion, which occurred in the normal course of operations as a result of changes in customer needs, market conditions and proprietary trading and other strategies.

Cash of $234 million was used in investing activities primarily reflecting an increase in funding to affiliates.

Cash provided by financing activities was $6.1 billion. This was due to increases in net collateralized financing arrangements of $10.9 billion, decreases of $4.5 billion in commercial paper and short-term borrowings and increases of $2.3 billion in long-term borrowings used primarily to fund normal operating activities, provide funding to affiliates as part of the Company’s investing activities and repay $2.5 billion in long-term borrowings.

For the Six Months Ended June 30, 2004

Cash and cash equivalents increased $527 million to $861 million as of June 30, 2004. Cash provided by operating activities was $2.0 billion and reflected a net increase in operating assets and operating liabilities of $1.2 billion, which occurred in the normal course of operations as a result of changes in customer needs, market conditions and proprietary trading and other strategies.

Cash of $2.3 billion was used in investing activities. The Company provided funding to affiliates, resulting in increases in receivables from affiliates of $2.2 billion.

Cash provided by financing activities was $823 million. This was due to decreases in net collateralized financing arrangements of $8.7 billion, increases of $7.2 billion in commercial paper and short-term borrowings and increases of $3.5 billion in long-term borrowings used primarily to fund normal operating activities, provide funding to affiliates as part of the Company’s investing activities and repay $1.2 billion in long-term borrowings.

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

FIN 45 requires disclosure of our maximum potential payment obligations under certain guarantees to the extent that it is possible to estimate them and requires recognition of a liability at inception for the fair value of guaranteed obligations for guarantees issued or amended after December 31, 2002. The recognition of these liabilities did not have a material effect on our financial position or results of operations. For disclosure of our estimable maximum payment obligations under certain guarantees and related information, see Note 8 of the condensed consolidated financial statements in Part I, Item 1.

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

We may retain interests in these securitized assets if CSFB LLC holds the assets in connection with its underwriting or market-making activities. Retained interests in securitized financial assets are included at fair value in the condensed consolidated statements of financial condition. Any changes in the fair value of these retained interests are recognized in the condensed consolidated statements of operations. We engage in these securitization activities to meet the needs of clients as part of our fixed income activities, to earn fees and to sell financial assets. These securitization activities do not provide a material source of our liquidity, capital resources or credit risk or market risk support. See Note 3 of the condensed consolidated financial statements in Part I, Item 1, which includes quantitative information on our securitization activities and retained interests.

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

Financial Accounting Standards Board, or FASB, Interpretation No. 46, “Consolidation of Variable Interest Entities”, or FIN 46, requires us to consolidate all VIEs for which we are the primary beneficiary, which is defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both. In December 2003, the FASB modified FIN 46, through the issuance of FIN 46R, to address various implementation issues that had arisen since the issuance of FIN 46 and to provide companies the option to defer the adoption of FIN 46 for certain VIEs to periods ending after

March 15, 2004. As of June 30, 2005 and December 31, 2004, we consolidated CDO VIEs for which we are the primary beneficiary. We also have interests in CDO VIEs that are not required to be consolidated because we are not the primary beneficiary.

As of January 1, 2004, the Company consolidated primarily under FIN 46R certain private equity funds that are managed by the Company. See Notes 1 and 3 of the condensed consolidated financial statements in Part I, Item 1.

RELATED PARTY TRANSACTIONS

CSG, through CSFBI, owns all of our outstanding voting common stock. We are involved in significant financing and other transactions, and have significant related party balances, with Credit Suisse and certain affiliates. We generally enter into these transactions in the ordinary course of business and believe that these transactions are on market terms that could be obtained from unrelated third parties. See “—Derivatives” and Notes 2 and 5 of the condensed consolidated financial statements in Part I, Item 1 for more information.

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

Private Equity Activities

Our private equity and other long-term investment activities include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. These investments are primarily in unlisted or illiquid equity or equity-related securities and are carried at fair value based on a number of factors. As of June 30, 2005 and December 31, 2004, we had investments in private equity and other long-term investments of $3.3 and $3.1 billion, respectively and we had commitments to invest up to an additional $770 million as of June 30, 2005. The increase in private equity and other long-term investments reflects our consolidation of certain private equity funds. See “—Critical Accounting Policies and Estimates—Fair Value” in Part I, Item 2 and Notes 1 and 4 of the condensed consolidated financial statements in Part I, Item 1 for more information.

High-Yield Debt, Mortgage Whole Loans and Other Non-Investment-Grade Financial Instruments

We underwrite, trade and hold high-yield debt, which includes distressed debt, mortgage whole loans, loan participations, certain separately managed distressed financial instruments and other non-investment-grade financial instruments. Due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions, these financial instruments and loans generally involve greater risk than investment-grade financial instruments. We record high-yield debt, residential mortgage whole loans and certain separately managed distressed financial instruments at fair value, with the exception of certain residential mortgage whole loans and loan participations that are held for sale and are carried at the lower of cost or fair value. We record commercial mortgage whole loans held for sale at the lower of aggregate cost or fair value. Timing of the securitization of our mortgage whole loan inventory will affect the size of our positions at any given time. The following table sets forth our positions in these instruments as of June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004
	Assets	Liabilities	Assets	Liabilities
	(In millions)
High-yield and distressed debt	$2,408	$860	$2,152	$709
Mortgage whole loans	21,130	—	14,987	—
Loan participations	17	—	17	—
Certain separately managed distressed financial instruments	125	—	185	—
Total	$23,680	$860	$17,341	$709

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

Sources and Maturities of OTC Derivatives

The following table sets forth the distributions, by maturity, of our exposure with respect to OTC derivatives as of June 30, 2005. Fair values were determined on the basis of pricing models and other valuation methods. See “—Critical Accounting Policies and Estimates—Fair Value” and Notes 5 and 8 of the condensed consolidated financial statements in Part I, Item 1 for more information.

	Assets Maturity Distribution as of June 30, 2005
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total fair value
	(In millions)
Interest rate and credit spread risk	$699	$458	$185	$1,325	$2,667
Foreign exchange risk	3	52	—	—	55
Equity price risk	203	713	58	282	1,256
Total	$905	$1,223	$243	$1,607	$3,978

	Liabilities Maturity Distribution as of June 30, 2005
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total fair value
	(In millions)
Interest rate and credit spread risk	$662	$350	$161	$508	$1,681
Foreign exchange risk	4	14	—	—	18
Equity price risk	137	135	—	295	567
Total	$803	$499	$161	$803	$2,266

The following table sets forth as of June 30, 2005 substantially all of our exposure with respect to OTC derivatives, by counterparty credit rating and with affiliates.

Credit Rating(1)	June 30, 2005
(In millions)
AA+/AA	$1,885
AA-	6
A+/A/A-	113
BBB+/BBB/BBB-	2
BB+ or lower	14
Unrated	134
Derivatives with affiliates	1,824
Total	$3,978

(1)          Credit ratings are determined by external rating agencies or by our credit risk management department.

Derivatives With Related Parties

We enter into a substantial number of derivatives transactions with related parties. The following table sets forth derivatives transactions with related parties consisting primarily of interest rate swaps, credit default swaps and foreign exchange forward contracts. The fair values of derivatives contracts outstanding with related parties as of June 30, 2005 and December 31, 2004 were as follows.

	June 30, 2005		December 31, 2004
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Interest rate and credit spread risk	$1,782	$960	$1,346	$616
Foreign exchange risk	28	2	45	18
Equity price risk	14	8	9	61
Total	$1,824	$970	$1,400	$695

See Notes 2 and 5 of the condensed consolidated financial statements in Part I, Item 1 for more information.

DIRECTORS AND EXECUTIVE OFFICERS

Effective July 22, 2005, Eileen K. Murray resigned as a member of the Board of Directors and as a Managing Director of the Company. Effective August 15, 2005, Lewis H. Wirshba will become a member of the Board of Directors of the Company. Mr. Wirshba is a Managing Director of CSFB and the Company, and Head of CSFB’s Financial Performance Management Group. Mr. Wirshba also oversees the Regional Oversight and Management function in the Americas and is Country Manager in the United States. Prior to that, Mr. Wirshba was CSFB’s Global Treasurer from 1997 to 2005. Mr. Wirshba joined CSFB in 1986. Prior to joining the financial services industry, he worked at General Motors.

Effective August 15, 2005, Neil Radey will replace Gary G. Lynch as Managing Director and General Counsel of the Company. Mr. Radey is a Managing Director, and General Counsel for the Securities Division, of CSFB. Mr. Radey served as Chief Operating Officer of Finance, Administration & Operations, or FA&O, for CSFB from 2000 to 2001 and for the Finance & Risk Cluster of FA&O in 2002. Prior to that, Mr. Radey was CSFB’s Deputy General Counsel-Americas from 1999 to 2000 and CSFB’s General Counsel-Asia Pacific from 1997 to 1998. Mr. Radey joined CSFB in 1995 from Kidder, Peabody & Co., where he was Investment Banking Counsel.

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

Market Risk Exposure

We measure market risk exposure by using complementary risk measurement techniques, including VAR and sensitivity analysis. VAR is used for our trading portfolio, which includes those financial instruments treated as part of our “trading book” for Bank for International Settlements regulatory capital purposes. Sensitivity analysis is used for our non-trading portfolio, which primarily includes commercial mortgage loans, private equity investments, derivatives that hedge the Company’s long-term borrowings and certain commodity positions. This classification of assets as trading and non-trading is done for purposes of analyzing our market risk exposure, not for financial statement purposes.

Trading Portfolios

The Company-wide trading portfolio VAR was approximately $32 million and $37 million as of June 30, 2005 and December 31, 2004, respectively. The reduction in VAR over the period was primarily due to a decrease in interest rate and credit spread VAR associated with mortgage products partially offset by increases in equity and commodity VAR. The main cause of this decrease was a reduction in the volatility of the market data associated with mortgage products in the rolling two-year underlying data that we use to calculate VAR, as data from 2003 was replaced by less volatile data from 2005.

Due to the benefit of diversification, the Company-wide VAR is less than the sum of the individual components. The four main components of market risk, expressed in terms of theoretical fair values, had the following VAR:

	Company’s Market Risk Exposures in Trading Portfolios
	As of June 30, 2005	As of December 31, 2004
99%, one-day VAR, in $ millions
Interest rate and credit spread	20	34
Equity	21	15
Foreign exchange rate	—	1
Commodity	5	—
Diversification benefit	(14)	(13)
Total	32	37

The table below presents minimum, maximum and average VAR by market risk component:

	Company’s Market Risk Exposures in Trading Portfolios
	Three Months Ended June 30, 2005					Three Months Ended June 30, 2004
	Minimum		Maximum		Average	Minimum		Maximum		Average
99%, one-day VAR, in $ millions
Interest rate and credit spread	20		41		33	39		55		46
Equity	17		23		20	19		32		24
Foreign exchange rate	—		1		—	—		4		—
Commodity	1		5		2	—		—		—
Diversification benefit	—	(1)	—	(1)	(15)	—	(1)	—	(1)	(16)
Total	32		47		40	45		69		54

	Company’s Market Risk Exposures in Trading Portfolios
	Six Months Ended June 30, 2005					Six Months Ended June 30, 2004
	Minimum		Maximum		Average	Minimum		Maximum		Average
99%, one-day VAR, in $ millions
Interest rate and credit spread	20		52		37	32		55		43
Equity	13		23		19	12		32		21
Foreign exchange rate	—		4		1	—		4		—
Commodity	—		5		1	—		—		—
Diversification benefit	—	(1)	—	(1)	(16)	—	(1)	—	(1)	(13)
Total	32		55		42	34		69		51

(1)          As the minimum and maximum occur on different days for different risk types, it is not meaningful to calculate a portfolio diversification benefit.

For details of the Company’s average, maximum and minimum VAR for 2004, see “Quantitative and Qualitative Disclosure About Market Risk” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The average, maximum and minimum daily trading revenue for the three and six months ended June 30, 2005 and 2004 are shown below:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Daily trading revenue, in $ millions
Average	11	14	13	15
Maximum	48	63	64	67
Minimum	(15)	(16)	(15)	(17)

For details of the Company’s average, maximum and minimum daily trading revenue for 2004, see “Quantitative and Qualitative Disclosure About Market Risk” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Non-trading Portfolios

The equity risk on non-trading positions, which is primarily comprised of private equity investments, is measured using sensitivity analysis that estimates the potential change in the recorded value of the investments resulting from a 10% decline in the equity markets of developed nations and a 20% decline in the equity markets of emerging market nations. The estimated impact of equity risk on our non-trading financial instruments portfolio would be a decrease in the value of the non-trading portfolio of approximately $123 million and a decrease of approximately $118 million as of June 30, 2005 and December 31, 2004, respectively. The estimated impact of equity risk excludes the minority interests in certain consolidated private equity funds.

The interest rate risk on non-trading positions, which is primarily comprised of commercial mortgage loans and derivatives that hedge the Company’s long-term borrowings, is measured using sensitivity analysis that estimates the potential change in the value of the non-trading portfolio resulting from a 50 basis point decline in the interest rates of developed nations and a 200 basis point decline in the interest rates of emerging market nations. The estimated impact of interest rate risk on the value of the non-trading portfolio would be a decrease of approximately $26 million and $12 million as of June 30, 2005 and December 31, 2004, respectively.

The foreign exchange risk on non-trading positions, which is primarily comprised of foreign currency positions in the Company’s distressed debt portfolio, is measured using sensitivity analysis that estimates the potential change in the value of the non-trading portfolio resulting from a 10% strengthening of the U.S. dollar against developed currencies and a 20% strengthening of the U.S. dollar against emerging market currencies. The estimated impact of foreign exchange risk on the value of the non-trading portfolio would be approximately zero and a decrease of approximately $1 million as of June 30, 2005 and December 31, 2004, respectively.

The commodity price risk on non-trading positions, which is primarily comprised of an emission credit, is measured using sensitivity analysis that estimates the potential change in the value of the non-trading portfolio resulting from a 20% weakening in commodity prices. The estimated impact of commodity price risk on the value of the non-trading portfolio would be a decrease of $2 million as of June 30, 2005. As of December 31, 2004, commodity price risk was immaterial in our non-trading portfolio.

Item 4:        Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1:                       Legal Proceedings

Certain significant legal proceedings and matters have been previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005. The following is an update of such proceedings.

Litigation Relating to IPO Allocation/Research-related Practices

On June 30, 2005, the U.S. Court of Appeals for the Second Circuit granted the underwriter defendants permission to appeal the class certification order in In re Initial Public Offering Securities Litigation.

In June 2005, the plaintiff in the action brought on behalf of a putative class of issuers in IPOs, for which Donaldson, Lufkin & Jenrette Securities Corporation, or DLJSC, acted as underwriter, moved for leave to file an amended complaint that would delete all class action allegations and allege claims solely on behalf of the putative class representative, Xpedior. That motion, and the Company’s summary judgment motion seeking to dismiss Xpedior’s remaining claims, are pending before the district court.

The action relating to analyst research filed on behalf of purchasers of Atmel Corporation has been voluntarily dismissed by the plaintiffs.

The plaintiff who previously filed, and then voluntarily dismissed, a Missouri state court action relating to analyst research, and then filed a similar action in the U.S. District Court for the Southern District of New York that was subsequently dismissed on CSFB LLC’s motion to dismiss, has now filed an amended complaint in the U.S. District Court for the Southern District of New York. CSFB LLC moved to dismiss the amended complaint on May 6, 2005.

On July 7, 2005, the West Virginia Supreme Court of Appeals reversed the lower court’s denial of CSFB LLC’s motion to dismiss the consumer fraud action brought by the West Virginia Attorney General, and held that the West Virginia Attorney General does not have the authority to bring an action based upon conduct that is ancillary to the general business of buying and selling securities.

Enron-related litigation and inquiries

On April 11, 2005, the bank defendants in the Newby action, including CSFB LLC and its affiliates, filed a cross-claim against Arthur Andersen LLP, and cross-claims or third-party claims against certain former Enron executives, for contribution in the event that the bank defendants are found liable on any of the plaintiffs’ claims. Arthur Andersen has moved to dismiss the cross-claims asserted against it by the banks, and that motion is pending. Arthur Andersen also filed a counterclaim against the bank defendants, including CSFB LLC and its affiliates, seeking contribution in the event it is found liable either to the plaintiffs or to any of the bank defendants. CSFB LLC and its affiliates and other banks have moved to dismiss the counterclaim.

In May 2005, CSFB LLC and its affiliates were named in a complaint filed by an Enron subsidiary, Enron International Korea, LLC, in the U.S. District Court for the Southern District of New York. The complaint alleges that CSFB LLC and its affiliates violated federal antitrust laws by interfering in the plaintiff’s attempt to sell its 50% interest in a Korean joint venture in late 2001 and early 2002. CSFB LLC and its affiliates moved to dismiss the complaint on July 25, 2005. That motion is pending.

On or about May 23, 2005, CSFB LLC and its affiliates and the other defendants entered into a settlement agreement with the plaintiffs in all four of the following state court cases: (i) a complaint by two investment funds that purchased certain Enron-related securities alleging insider trading and other violations of California law; (ii) a complaint by investment funds or fund owners that purchased senior secured notes issued by Osprey Trust and Osprey Trust I alleging violations of California law and fraud, deceit and negligent misrepresentation; (iii) an action by AUSA Life Insurance Company, Inc. and eleven other insurance company plaintiffs alleging violations of state securities laws, common law fraud and civil conspiracy in connection with securities offerings by certain Enron-related entities; and (iv) a complaint by purchasers of Enron, Marlin, Osprey, and Montclare Trust securities alleging violations of state securities laws, fraud, deceit, and civil conspiracy. Pursuant to the terms of the settlement agreement, all four cases were dismissed with prejudice in June 2005.

On or about June 9, 2005, an affiliate of the Company and the other investment bank defendants entered into an agreement with the state retirement system for Alabama, or the RSA, to settle the action brought by the RSA in Alabama state court against an affiliate of the Company, certain other investment banks, Arthur Andersen and three former Enron officers for alleged damages resulting from a decline in the share price of certain Enron securities purchased by the RSA. The court approved the settlement and entered an order on July 6, 2005, dismissing all claims against the Company’s affiliate (and the other settling defendants) with prejudice.

On July 1, 2005, CSFB LLC and its affiliates moved to dismiss, as to certain allegations, Enron’s Fourth Amended Complaint in the principal adversary proceeding in the U.S. Bankruptcy Court for the Southern District of New York. That motion is pending.

Adelphia Communications Corporation Litigation

On June 9, 2005, the U.S. District Court for the Southern District of New York court dismissed a federal securities fraud class action claim brought by Adelphia securityholders against CSFB LLC and its affiliates on statute of limitations grounds with leave to replead. On July 18, 2005, the district court dismissed additional non-class action federal securities claims brought by Adelphia securityholders against CSFB LLC and its affiliates on statute of limitations grounds, again with leave to replead.

AmeriServe Food Distribution Inc. Litigation

On May 24, 2005, following a formal mediation, the Company settled the matter filed by GSC Recovery, Inc. against DLJSC and others in the Superior Court of New Jersey, Law Division, Morris County.

Parmalat-related Legal Proceedings

Affiliates of the Company have been named as defendants in a putative class action brought in the U.S. District Court for the Southern District of New York alleging violations of federal securities law in connection with a financing transaction involving certain Parmalat entities. Affiliates of the Company moved to dismiss the action, and in an opinion dated July 13, 2005, the district court dismissed the claims brought against affiliates of the Company by non-U.S. residents and allowed the claims by U.S. residents to proceed.

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company recorded in the second quarter of 2005 a $750 million litigation charge to increase the reserve for private litigation involving Enron, certain IPO allocation practices, research analyst independence and other related litigation. This charge, coupled with the charge recorded in 2002, brings the Company’s reserves for these private litigation matters to $1.1 billion after the application of settlements. It is inherently difficult to predict the outcome of many of these matters. In presenting the consolidated financial statements, management makes estimates regarding the outcome of these matters and records a reserve and takes a charge to income when losses with respect to such matters are probable and can be reasonably estimated. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company’s defenses and its experience in similar cases or proceedings as well as its assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. Further litigation charges or releases of litigation reserves may be necessary in the future as developments in such cases or proceedings warrant.

We are involved in a number of judicial, regulatory and arbitration proceedings (including those described above) concerning matters arising in connection with the conduct of our businesses. Some of these actions have been brought on behalf of various classes of claimants and seek damages of material and/or indeterminate amounts. We believe, based on currently available information and advice of counsel, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition but might be material to operating results for any particular period, depending, in part, upon the operating results for such period. The Company intends to defend itself vigorously in these matters, litigating or settling when determined by management to be in the best interests of the Company.

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

CREDIT SUISSE FIRST BOSTON (USA), INC.
August 9, 2005	By:	/s/ DAVID C. FISHER
Chief Financial and Accounting Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
12	Computation of ratio of earnings to fixed charges
15	Letter re unaudited interim financial information
31.1	Rule 13a-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a) certification of Chief Financial and Accounting Officer
32	Section 1350 certifications