Form 10-Q
period 2005-09-30
CREDIT SUISSE FIRST BOSTON USA INC
filed 2005-11-08
CIK 29646

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

CREDIT SUISSE FIRST BOSTON (USA), INC.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005

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
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In millions)

	September 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$623	$727
Collateralized short-term financings:
Securities purchased under agreements to resell	52,067	48,887
Securities borrowed	95,822	82,912
Receivables:
Customers	2,893	3,307
Brokers, dealers and other	12,366	11,094
Financial instruments owned (includes securities pledged as collateral of $70,605 and $54,663, respectively):
U.S. government and agencies	39,689	32,841
Corporate debt	17,998	14,721
Mortgage whole loans	21,326	14,987
Equities	29,701	28,712
Commercial paper	2,882	1,171
Private equity and other long-term investments	3,698	3,127
Derivatives contracts	5,278	3,663
Other	3,135	3,665
Net deferred tax asset	931	1,103
Office facilities at cost (net of accumulated depreciation and amortization of $787 and $913, respectively)	433	420
Goodwill	529	527
Loans receivable from parent and affiliates	23,679	22,692
Other assets and deferred amounts	1,658	1,257
Total assets	$314,708	$275,813

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (Continued)
(Unaudited)
(In millions, except share data)

	September 30, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDER’S EQUITY
Commercial paper and short-term borrowings	$17,671	$21,684
Collateralized short-term financings:
Securities sold under agreements to repurchase	124,945	108,407
Securities loaned	49,735	45,148
Payables:
Customers	10,439	6,767
Brokers, dealers and other	6,107	10,277
Financial instruments sold not yet purchased:
U.S. government and agencies	24,053	20,154
Corporate debt	3,414	2,842
Equities	17,629	5,245
Derivatives contracts	3,090	2,295
Other	279	161
Obligation to return securities received as collateral	4,995	4,980
Accounts payable and accrued expenses	2,764	3,327
Other liabilities	5,825	4,521
Long-term borrowings	32,146	28,941
Total liabilities	303,092	264,749
Stockholder’s Equity:
Common stock ($0.10 par value; 50,000 shares authorized; 1,100 shares issued and outstanding)	—	—
Paid-in capital	8,967	8,538
Retained earnings	2,657	2,534
Accumulated other comprehensive loss	(8)	(8)
Total stockholder’s equity	11,616	11,064
Total liabilities and stockholder’s equity	$314,708	$275,813

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Principal transactions-net	$818	$(174)	$1,379	$500
Investment banking and advisory	503	482	1,231	1,346
Commissions and fees	322	304	982	1,011
Interest and dividends, net of interest expense of $2,956, $1,512, $7,578 and $3,983, respectively	418	554	1,504	1,825
Other	19	17	44	48
Total net revenues	2,080	1,183	5,140	4,730
Expenses:
Employee compensation and benefits	959	744	2,644	2,532
Occupancy and equipment rental	125	123	369	354
Brokerage, clearing and exchange fees	88	88	251	241
Communications	37	32	110	96
Professional fees	85	74	225	195
Merger-related costs	—	—	—	8
Other operating expenses	(8)	61	736	111
Total expenses	1,286	1,122	4,335	3,537
Income before provision (benefit) for income taxes, minority interests and cumulative effect of a change in accounting principle	794	61	805	1,193
Provision (benefit) for income taxes	196	(7)	18	220
Minority interests	212	49	670	495
Income before cumulative effect of a change in accounting principle	386	19	117	478
Cumulative effect of a change in accounting principle, net of income tax expense of $3	—	—	6	—
Net income	$386	$19	$123	$478

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder’s Equity
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(In millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balances as of December 31, 2003	$—	$8,012	$1,787	$(158)	$9,641
Net income	—	—	478	—	478
Decrease in pension liability	—	—	—	1	1
Total comprehensive income					479
CSG share plan activity, including tax benefit of $99	—	354	—	—	354
Balances as of September 30, 2004	$—	$8,366	$2,265	$(157)	$10,474
Balances as of December 31, 2004	$—	$8,538	$2,534	$(8)	$11,064
Net income	—	—	123	—	123
Total comprehensive income					123
CSG share plan activity, including tax benefit of $101	—	429	—	—	429
Balances as of September 30, 2005	$—	$8,967	$2,657	$(8)	$11,616

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	For the Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$123	$478
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	130	133
Non-cash CSG share plan activity	386	277
Tax benefit for CSG share plan activity	101	99
Deferred taxes	158	26
Change in operating assets and operating liabilities:
Securities borrowed	(12,910)	(5,455)
Receivables from customers	414	1,468
Receivables from brokers, dealers and other	(1,272)	(2,532)
Financial instruments owned	(18,782)	(19,045)
Other assets and deferred amounts and Other liabilities, net	(1,533)	61
Securities loaned	4,587	8,380
Payables to customers	3,672	1,130
Payables to brokers, dealers and other	(4,170)	(371)
Financial instruments sold not yet purchased	17,768	8,107
Obligation to return securities received as collateral	15	3,177
Accounts payable and accrued expenses	(563)	62
Net cash used in operating activities	(11,876)	(4,005)
Cash flows from investing activities:
Net payments for:
Loans receivable from parent and affiliates	(987)	(1,823)
Office facilities, net	(130)	(152)
Net cash used in investing activities	(1,117)	(1,975)
Cash flows from financing activities:
Net proceeds from (payments for):
Commercial paper and short-term borrowings	(4,013)	2,147
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	13,358	2,029
Issuances of long-term borrowings	6,274	3,483
Redemptions and maturities of long-term borrowings	(2,672)	(1,618)
Dividend equivalents on CSG share plan activity	(58)	(22)
Net cash provided by financing activities	12,889	6,019
(Decrease) increase in cash and cash equivalents	(104)	39
Cash and cash equivalents as of the beginning of period	727	334
Cash and cash equivalents as of the end of period	$623	$373
SUPPLEMENTAL DISCLOSURES
Cash payments for interest	$7,371	$3,929
Cash payments for income taxes, net of refunds	$26	$64

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2005

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

New Accounting Pronouncements

Recently Adopted Standards

In August 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” (“SFAS 123”) using the prospective method. Under the prospective method, the Company recognizes compensation expense over the vesting period for all share option and share awards granted under the Plan for services

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2005

1.   Summary of Significant Accounting Policies (Continued)

provided after January 1, 2003. Effective January 1, 2005, the Company early adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”) using the modified prospective method and recorded an after-tax gain of $6 million in the condensed consolidated statement of income as a cumulative effect of a change in accounting principle to reverse the expense previously recognized on all outstanding unvested awards that are expected to be forfeited.

Standards to be Adopted in Future Periods

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires, among other things, retrospective application, unless impracticable, to prior period financial statements for voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual circumstances in which the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets should be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance for reporting the correction of an error in previously issued financial statements and the change of an accounting estimate will not change from APB Opinion No. 20. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of adopting SFAS 154 on the Company’s financial condition, results of operations or cash flows will depend on what accounting changes are made in future periods.

In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 provides that the general partner (or general partners, for partnerships with more than one general partner) is generally presumed to maintain control over a limited partnership and should therefore consolidate such a partnership regardless of the level of its ownership interest, unless the presumption of control can be overcome. EITF 04-5 states that the presumption of general partner control would be overcome only when the limited partners have either substantive kick-out rights or substantive participating rights. Substantive kick-out rights comprise rights allowing the limited partners to dissolve or liquidate the partnership or otherwise remove the general partner without cause. Substantive participating rights include those rights which would allow the limited partners to participate in significant decisions made in the ordinary course of the partnership business.

Further, as a result of the ratification of EITF 04-5, EITF Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights,” (“EITF 96-16”) was updated to conform to the guidance of EITF 04-5 and FASB Staff Position (“FSP”) No. SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and EITF Issue No. 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (“FSP SOP 78-9-1”) was issued to amend guidance regarding the consolidation of limited partnerships under AICPA Statement of Position No. SOP 78-9. The guidance of EITF 04-5 and FSP SOP 78-9-1 and the changes to EITF 96-16 are effective immediately

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2005

1.   Summary of Significant Accounting Policies (Continued)

for all newly-formed limited partnerships and for any existing limited partnerships agreements that are modified. The implementation of EITF 04-5 has not significantly impacted the Company with respect to new partnerships formed or partnership agreements modified since June 2005. The Company is still evaluating the impact of EITF 04-5 with respect to partnerships which existed prior to June 2005, but which have not been modified since June 2005.

In August 2005, the FASB issued three exposure drafts that address accounting for transfers of financial instruments. These proposals would, among other things, amend SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement No. 125”. The proposed guidance from the FASB or future guidance from either the FASB or other standard setters may change the current interpretation of the criteria for what is considered a qualifying special-purpose entity (“QSPE”) and require companies to account for transactions as secured financings that currently are accounted for as sales. The proposals have effective dates potentially as early as January 1, 2006. The requirements of the proposed amendments will be re-deliberated by the FASB and, therefore, are subject to change. We cannot predict what the final amendments will provide.

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

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2005

2.   Related Party Transactions (Continued)

The following table sets forth the Company’s related party assets and liabilities as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
	(In millions)
ASSETS
Securities purchased under agreements to resell	$5,126	$6,685
Securities borrowed	5,672	1,861
Receivables from customers	—	379
Receivables from brokers, dealers and other	4,425	1,893
Derivatives contracts	1,425	1,400
Net deferred tax asset	931	1,103
Loans receivable from parent and affiliates	23,679	22,692
Total assets	$41,258	$36,013
LIABILITIES
Short-term borrowings	$16,091	$20,085
Securities sold under agreements to repurchase	25,328	22,317
Securities loaned	36,842	34,056
Payables to customers	1,884	1,054
Payables to brokers, dealers and other	3,710	1,300
Derivatives contracts	900	695
Obligation to return securities received as collateral	1,878	1,252
Taxes payable (included in Other liabilities)	202	484
Intercompany payables (included in Other liabilities)	229	191
Total liabilities	$87,064	$81,434

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

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2005

2.   Related Party Transactions (Continued)

The following table sets forth the Company’s related party revenues and expenses for the three and nine months ended September 30, 2005 and 2004:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)
Principal transactions-net (derivatives contracts)	$776	$(124)	$1,288	$406
Commissions and fees	(17)	10	(37)	29
Net interest expense	(300)	(119)	(759)	(262)
Total net revenues	$459	$(233)	$492	$173
Other operating expenses	$(82)	$(88)	(235)	(212)
Total expenses	$(82)	$(88)	$(235)	$(212)

From time to time the Company sells at cost to CSFBI the right, title and interest in certain assets. For the three and nine months ended September 30, 2005, the value of the assets sold was not significant.

As of September 30, 2005, certain private equity funds of funds and certain hedge funds of funds and variable interest entities (“VIEs”) that issue collateralized debt obligations (“CDOs”), with aggregate assets under management of approximately $18.6 billion, of CSFB Alternative Capital, Inc., an indirect wholly owned subsidiary of CSFBI, are managed by the Company’s Alternative Capital division. CSFB Alternative Capital, Inc. reimburses the Alternative Capital division for all expenses incurred by the Company in connection with managing these assets which the Company treats as a reduction in other operating expenses in the condensed consolidated statements of income.

Beginning in April 2004, the Company entered into economic hedging arrangements with respect to deferred compensation obligations payable to its employees and to employees of affiliates, whose deferred compensation is not recorded in the Company’s condensed consolidated financial statements. These hedging arrangements will result in the Company recognizing gains or losses with respect to the hedge of the deferred compensation obligation of such affiliates. For the three months ended September 30, 2005 and 2004, the impact from the economic hedging arrangements with respect to these affiliate obligations was a gain of $1 million and for the nine months ended September 30, 2005 and 2004, the impact was a gain of $2 million.

The Credit Suisse Group International Share Plan provides for the grant of equity-based awards to Company employees based on CSG shares pursuant to which employees of the Company may be granted, as compensation, shares or other equity-based awards as compensation for services performed. CSFBI purchases shares from CSG to satisfy these awards, but CSFBI does not require reimbursement from the Company; therefore, amounts associated with these awards are considered a capital contribution to the Company and credited to paid-in-capital. Amounts contributed by CSFBI relating to compensation expense for the three months ended September 30, 2005 and 2004 were $236 million and $180 million, respectively, and for the nine months ended September 30, 2005 and 2004 were $429 million and $354 million, respectively. See Note 11 for further information on the Company’s share-based compensation.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2005

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

The Company is included in the consolidated federal income tax return and certain state and local income tax returns filed by CSFBI.

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

As of September 30, 2005 and December 31, 2004, the fair value of assets that the Company pledged to counterparties was $226.1 billion and $199.3 billion, respectively, of which $70.6 billion and $54.7 billion, respectively, was included in financial instruments owned in the condensed consolidated statements of financial condition.

The Company has also received similar assets as collateral that the Company has the right to re-pledge or sell. The Company routinely re-pledges or sells these assets to third parties. As of September 30, 2005 and December 31, 2004, the fair value of the assets pledged to the Company was $207.3 billion and $182.3 billion, respectively, of which $198.4 billion and $180.6 billion, respectively, was re-pledged or sold.

Securitization Activities

The Company originates and purchases residential mortgages and originates commercial loans for the purpose of securitization. The Company sells these mortgage loans to QSPEs or VIEs. The QSPEs issue securities that are backed by the assets transferred to the QSPEs and pay a return based on the returns on those assets. Investors in these mortgage-backed securities typically have recourse to the assets in the QSPE. The investors and the QSPEs have no recourse to the Company’s assets. CSFB LLC is an underwriter of, and makes a market in, these securities.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2005

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

The following table presents the proceeds and gains (losses) related to the securitization of commercial mortgage loans, residential mortgage loans, CDOs and other asset-backed loans for the nine months ended September 30, 2005 and 2004:

	Commercial mortgage loans	Residential mortgage loans	Collateralized debt obligations	Other asset-backed loans(1)
	(In millions)
For the Nine Months Ended September 30, 2005
Proceeds from new securitizations	$7,659	$40,693	$4,067	$6,590
Gain on securitizations(2)	$147	$31	$44	$17
For the Nine Months Ended September 30, 2004
Proceeds from new securitizations	$5,287	$32,626	$3,729	$5,079
Gain (loss) on securitizations(2)	$185	$26	$44	$(1)

(1)          Primarily home equity loans.

(2)          Includes underwriting revenues, but excludes all gains or losses, including net interest revenues, on assets prior to securitization and deferred origination fees.

The Company may retain interests in these securitized assets in connection with its underwriting and market-making activities. The Company’s exposure in its securitization activities is limited to its retained interests. Retained interests in securitized financial assets are included at fair value in financial instruments owned in the condensed consolidated statements of financial condition. Any changes in the fair value of these retained interests are recognized in the condensed consolidated statements of income. The fair values of retained interests are determined using present value of estimated future cash flows valuation techniques that incorporate assumptions that market participants customarily use in their estimates of values. As of September 30, 2005 and December 31, 2004, the fair value of the interests retained by the Company was $4.2 billion and $2.0 billion, respectively.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2005

3.   Transfers and Servicing of Financial Assets (Continued)

Key economic assumptions used in measuring, at the date of securitization, the fair value of the retained interests resulting from securitizations completed during the nine months ended September 30, 2005 were as follows:

	For the Nine Months Ended September 30, 2005
	Commercial mortgage loans(1)		Residential mortgage loans	Collateralized debt obligations(2)	Other asset-backed loans
Weighted-average life (in years)	0.7		5.3	8.4	5.1
Prepayment rate (in rate per annum)(3)	N/A		0%-42.8%	N/A	25%
Cash flow discount rate (in rate per annum)(4)		(5)	0%-39.5%	9.2%-14.1%	3.6%-16.6%
Expected credit losses (in rate per annum)		(5)	0%-35.3%	5.1%-10.2%	0.7%-12.3%

The following table sets forth the fair value of retained interests from securitizations as of September 30, 2005, key economic assumptions used to determine the fair value and the sensitivity of the fair value to immediate adverse changes in those assumptions:

	As of September 30, 2005
	Commercial mortgage loans(1)		Residential mortgage loans	Collateralized debt obligations(2)	Other asset-backed loans
	(Dollars in millions)
Carrying amount/fair value of retained interests	$43		$3,889	$185	$71
Weighted-average life (in years)	0.6		3.9	10.2	5.9
Prepayment rate (in rate per annum)(3)	N/A		1.5%-69.1%	N/A	22.0%-50.4%
Impact on fair value of 10% adverse change	N/A		$(13)	N/A	$—
Impact on fair value of 20% adverse change	N/A		$(20)	N/A	$—
Cash flow discount rate (in rate per annum)(4)		(5)	5.9%	11.9%	17.1%
Impact on fair value of 10% adverse change		(5)	$(65)	$(9)	$—
Impact on fair value of 20% adverse change		(5)	$(130)	$(18)	$(1)
Expected credit losses (in rate per annum)		(5)	1.7%	7.8%	12.7%
Impact on fair value of 10% adverse change		(5)	$(16)	$(6)	$(3)
Impact on fair value of 20% adverse change		(5)	$(32)	$(12)	$(6)

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
September 30, 2005

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

The Company has consolidated all CDO VIEs for which it is the primary beneficiary. As of September 30, 2005 and December 31, 2004, the Company recorded $347 million and $291 million, respectively, representing the carrying amount of the consolidated assets of these CDO VIEs that are collateral for the VIE obligations. The beneficial interests of these consolidated CDO VIEs are payable solely from the cash flows of the related collateral, and the creditors of these CDO VIEs do not have recourse to the Company in the event of default.

The Company retains significant debt and equity interests in CDO VIEs that are not consolidated because the Company is not the primary beneficiary. The total assets in these CDO VIEs as of September 30, 2005 and December 31, 2004 were $5.0 billion and $4.5 billion, respectively. The Company’s maximum exposure to loss on significant debt and equity interests in CDO VIEs as of September 30, 2005 and December 31, 2004 was $91 million and $62 million, respectively, which was the amount of its retained interests, carried at fair value, in financial instruments owned.

Certain of the Company’s private equity funds are subject to FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) and the subsequent modifications of FIN 46 (“FIN 46R”). In the normal course of its private equity activities, the Company is typically the general partner and investment adviser to private equity funds. Limited partners of these funds typically have recourse to the fund’s assets but have no recourse to the Company’s assets. Beginning in 2004, the Company consolidated certain private equity funds that are managed by the Company. The following table presents the impact on the condensed consolidated statements of financial condition of the Company’s

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2005

3.   Transfers and Servicing of Financial Assets (Continued)

consolidation of private equity funds and other long-term investments primarily under FIN 46R as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
	(In millions)
Private equity and other long-term investments	$2,444	$1,947
All other assets, net	23	2
Total assets	$2,467	$1,949
Minority interests (included in other liabilities)	$2,185	$1,978
All other liabilities, net (excluding minority interests)	282	(29)
Total liabilities	$2,467	$1,949

The following table presents the impact on the condensed consolidated statements of income of the Company’s consolidation of private equity funds and other long-term investments primarily under FIN 46R, for the three and nine months ended September 30, 2005 and 2004:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)
Net revenues	$214	$55	$675	$501
Expenses	2	6	5	6
Minority interests	$212	$49	$670	$495

4.   Private Equity and Other Long-Term Investments

Private equity and other long-term investments include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. The Company categorizes its private equity and other long-term investments into three categories: CSFB-managed funds, which include funds consolidated primarily under FIN 46R, funds managed by third parties and direct investments. These investments generally have no readily available market or may be otherwise restricted as to resale under the Securities Act of 1933 (the “Securities Act”); therefore, these investments are carried at amounts which approximate fair value.

As of September 30, 2005 and December 31, 2004, the Company had investments in private equity and other long-term investments of $3.7 billion and $3.1 billion, respectively, including $2.4 billion and $1.9 billion, respectively, in private equity investments consolidated primarily under FIN 46R. Changes in net unrealized appreciation/depreciation arising from changes in fair value and the gain or loss realized upon sale are reflected in principal transactions-net in the condensed consolidated statements of income. See Note 3 for more information. The cost of these investments, excluding the private equity investments consolidated primarily under FIN 46R, was $1.4 billion as of September 30, 2005 and $1.5 billion as of December 31, 2004. As of September 30, 2005 the Company had commitments to invest up to an

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2005

4.   Private Equity and Other Long-Term Investments (Continued)

additional $713 million in non-consolidated private equity funds and $1.1 billion in consolidated private equity funds.

The Company’s subsidiaries manage many private equity partnerships (the “Funds”). When the investment performance on CSFB-managed Funds exceeds specific thresholds, the Company and certain other partners, most of which are current and former employees of the Company (collectively the “GPs”), may be entitled to receive a carried interest distribution under the governing documents of the Funds. Carried interest distributions are based on the cumulative investment performance of each Fund at the time the distribution is made. As a result, the Company may be obligated to return to investors in the Funds all or a portion of the carried interest distributed to the GPs. The amount of such contingent obligations is based upon the performance of the Funds but cannot exceed the amount of carried interest received by the GPs. As of September 30, 2005 and December 31, 2004, the maximum amount of such contingent obligations was $592 million and $439 million, respectively, assuming the Funds’ remaining investments were worthless. Assuming the Funds’ remaining investments were sold at their current carrying values as of September 30, 2005 and December 31, 2004, the contingent obligations would have been $3 million and $9 million, respectively. As of September 30, 2005 and December 31, 2004, the Company withheld cash from distributions on prior realizations to the partners, and recorded corresponding liabilities of $110 million and $75 million, respectively, in connection with the Company’s guarantee to return prior carried interest distributions to third party investors in the Funds.

In addition, pursuant to certain contractual arrangements, the Company is obligated to make cash payments to certain investors in certain Funds if specified performance thresholds are not met. As of September 30, 2005 and December 31, 2004, the maximum amount of such contingent obligations was $61 million and $65 million, respectively, assuming the Funds’ remaining investments were worthless. Assuming the Funds’ remaining investments were sold at their current carrying values as of September 30, 2005 and December 31, 2004, there would have been no contingent obligation.

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

The fair values of all derivatives contracts outstanding as of September 30, 2005 and December 31, 2004 were as follows:

	September 30, 2005		December 31, 2004
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Options	$1,103	$760	$1,001	$879
Forward contracts	2,548	1,081	1,206	355
Swaps	1,627	1,249	1,456	1,061
Total	$5,278	$3,090	$3,663	$2,295

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2005

5.   Derivatives Contracts (Continued)

These assets and liabilities are included as derivatives contracts in financial instruments owned/sold not yet purchased, respectively, in the condensed consolidated statements of financial condition.

6.   Borrowings

Short-term borrowings are generally demand obligations with interest approximating the federal funds rate, the London Interbank Offered Rate (“LIBOR”) or other money market indices. Such borrowings are generally used to facilitate the securities settlement process, finance financial instruments owned and finance securities purchased by customers on margin. As of September 30, 2005 and December 31, 2004, there were no short-term borrowings secured by Company-owned securities.

The following table sets forth the Company’s short-term borrowings and their weighted average interest rates:

	Short-term borrowings		Weighted average interest rates
	As of September 30, 2005	As of December 31, 2004	As of September 30, 2005	As of December 31, 2004
	(In millions)
Bank loans, including loans from affiliates(1)	$16,380	$20,435	3.98%	2.65%
Commercial paper	1,291	1,249	3.72%	2.11%
Total short-term borrowings	$17,671	$21,684

(1)          Includes $16.1 billion and $20.1 billion in loans from affiliates as of September 30, 2005 and December 31, 2004, respectively.

The Company has a commercial paper program exempt from registration under the Securities Act that allows the Company to issue up to $5.0 billion in commercial paper. As of September 30, 2005 and December 31, 2004, $1.3 billion and $1.2 billion, respectively, of commercial paper was outstanding under this program. The Company terminated one of its exempt commercial paper programs in the third quarter of 2005.

In June 2004, the Company filed with the Securities and Exchange Commission (“SEC”) a shelf registration statement that allows the Company to issue from time to time up to $15.0 billion of senior and subordinated debt securities, and warrants to purchase such securities. Under that shelf registration statement, the Company had, as of November 7, 2005, approximately $5.2 billion available for issuance.

In July 2001, the Company established a Euro medium-term note program that allows the Company to issue up to $5.0 billion of notes. Under this program, the Company had, as of November 7, 2005, approximately $1.2 billion available for issuance.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2005

6.   Borrowings (Continued)

The following table sets forth the Company’s long-term borrowings as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
	(In millions)
Senior notes 3.84-6.88%, due various dates through 2032	$25,584	$22,485
Medium-term notes 2.59-7.53%, due various dates through 2032	6,489	6,387
Structured borrowings 7.5-16.06%,(1) due various dates through 2009	73	69
Total long-term borrowings	$32,146	$28,941
Current maturities of long-term borrowings	$4,192	$3,137

(1)          Excluded from the range of interest rates on structured borrowings are notes that do not have a stated interest rate but instead pay a return based on the performance of certain equity securities.

As of September 30, 2005 and December 31, 2004, long-term borrowings included upward fair value adjustments of approximately $224 million and $624 million, respectively, associated with fair value hedges under SFAS No. 133 “Accounting For Derivative Instruments and Hedging Activities (“SFAS 133”). As of September 30, 2005 and December 31, 2004, the Company had entered into interest rate swaps, with a notional amount of $24.1 billion and $21.8 billion, respectively, on the Company’s long-term borrowings for hedging purposes. Substantially all of these swaps qualified as fair value hedges under SFAS 133. See Note 5 for more information.

The following table sets forth scheduled maturities of all long-term borrowings as of September 30, 2005:

Twelve Months Ending September 30,
(In millions)
2006	$4,192
2007	2,764
2008	5,801
2009	2,341
2010	3,721
2011-2032	13,327
Total	$32,146

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2005

6.   Borrowings (Continued)

The following table sets forth scheduled maturities of the current portion of long-term borrowings as of September 30, 2005:

Three Months Ending,
(In millions)
December 31, 2005	$500
March 31, 2006	93
June 30, 2006	1,360
September 30, 2006	2,239
Total	$4,192

As of September 30, 2005, CSFB LLC maintained with third parties five 364-day committed secured revolving credit facilities totaling $2.2 billion, with one facility for $500 million maturing in November 2005 (which the Company expects to renew through November 2006), one facility for $500 million maturing in February 2006, one facility for $500 million maturing in March 2006, one facility for $500 million maturing in July 2006 and one facility for $200 million maturing in August 2006. These facilities require CSFB LLC to pledge unencumbered marketable securities to secure any borrowings. Borrowings under each facility would bear interest at short-term rates related to either the federal funds rate or LIBOR and can be used for general corporate purposes. The facilities contain customary covenants that the Company believes will not impair its ability to obtain funding. As of September 30, 2005, no borrowings were outstanding under any of the facilities.

2005 Financings

During the nine months ended September 30, 2005, the Company issued $2.3 billion in medium-term notes, $4.0 billion in senior notes and $38 million in structured notes and repaid $2.1 billion of medium-term notes, $500 million of senior notes and $56 million of structured notes.

7.   Leases and Commitments

The following table sets forth the Company’s minimum operating lease commitments as of September 30, 2005:

Twelve Months Ending September 30,
(In millions)
2006	$149
2007	148
2008	143
2009	138
2010	134
2011-2025	1,015
Total(1)	$1,727

(1)          Excludes sublease revenue of $321 million and executory costs such as insurance, maintenance and taxes of $552 million.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2005

7.   Leases and Commitments (Continued)

The following table sets forth the Company’s commitments, including the current portion as of September 30, 2005:

	Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total commitments
	(In millions)
Standby resale agreements(1)	$—	$100	$—	$—	$100
Private equity(2)	165	89	58	401	713
Forward agreements(3)	6,634	—	—	—	6,634
Unfunded lending commitments(4)	—	77	189	312	578
Unfunded warehousing commitments(5)	1,210	—	—	—	1,210
Total commitments	$8,009	$266	$247	$713	$9,235

(1)          In the ordinary course of business, the Company maintains certain standby resale agreement facilities that commit the Company to enter into securities purchased under agreements to resell with customers at current market rates.

(2)          As of September 30, 2005 the Company had commitments to invest up to an additional $713 million in non-consolidated private equity funds and $1.1 billion in consolidated private equity funds.

(3)          Represents commitments to enter into securities purchased under agreements to resell and agreements to borrow securities.

(4)          The Company enters into commitments to extend credit in connection with certain premium finance activities.

(5)          The Company enters into commitments to warehouse commercial mortgage whole loans.

Excluded from the table above are certain commitments to originate, purchase and sell mortgage whole loans that qualify as derivatives. These commitments are reflected in derivatives contracts in the condensed consolidated statements of financial condition. For more information on the Company’s derivatives contracts see Note 5.

As of September 30, 2005, the Company used $45 million in outstanding standby letters of credit to satisfy counterparty collateral requirements.

The Company had no capital lease obligations as of September 30, 2005. For information about certain of the Company’s additional commitments, see Notes 4 and 8.

8.   Guarantees

In the ordinary course of business, the Company enters into guarantee contracts as guarantor. FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires disclosure by a guarantor of its maximum potential payment obligations under certain of its guarantees to the extent that it is possible to estimate them. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing such guarantee, including its ongoing obligation to stand

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2005

8.   Guarantees (Continued)

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

In addition, FIN 45 covers certain indemnification agreements that contingently require the Company to make payments to the indemnified party based on changes related to an asset, liability or equity security of the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in, or an adverse interpretation of, the tax law.

The following table sets forth the maximum quantifiable contingent liabilities and carrying amounts associated with guarantees covered by FIN 45 as of September 30, 2005, by maturity.

	Amount of Guarantee Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total guarantees	Carrying amounts
	(In millions)
Credit guarantees	$13	$10	$52	$383	$458	$8
Performance guarantees	76	407	—	—	483	9
Derivatives	1,116	2,050	169	183	3,518	107
Related party guarantees	—	—	—	1	1	—
Indemnifications	—	—	—	6	6	—
Total guarantees	$1,205	$2,467	$221	$573	$4,466	$124

For more information on the Company’s guarantees, including guarantees for which the maximum contingent liability cannot be quantified, see Note 10 of the consolidated financial statements in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

9.   Net Capital Requirements

The Company’s principal wholly owned subsidiary, CSFB LLC, is a registered broker-dealer, registered futures commission merchant and member firm of the New York Stock Exchange, Inc. (“NYSE”). Accordingly, the Company is subject to the minimum net capital requirements of the SEC and the Commodities Futures Trading Commission (“CFTC”).  Under the alternative method permitted by Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Exchange Act”), the required net capital may not be less than the greater of 2% of aggregate debit balances arising from customer transactions or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act less the market value of certain commodity options, all as defined. Under CFTC Regulation 1.17, the required minimum net capital requirement is 8% of the total risk margin requirement (as defined) for all positions carried in customer accounts plus 4% of the total risk margin requirement (as defined) for all positions carried in

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2005

9.   Net Capital Requirements (Continued)

non-customer accounts. As of September 30, 2005, CSFB LLC’s net capital of approximately $4.3 billion was 55.2% of aggregate debit balances and in excess of the minimum requirement by approximately $4.1 billion. During the third quarter of 2005, the Company made $2.0 billion in regulatory capital contributions to CSFB LLC in the form of subordinated debt.

The Company’s over-the-counter (“OTC”) derivatives dealer subsidiary, Credit Suisse First Boston Capital LLC (“CSFB Capital LLC”), is also subject to the uniform net capital rule, but computes its net capital based on value at risk under Appendix F of Rule 15c3-1 under the Exchange Act. As of September 30, 2005, CSFB Capital LLC’s net capital of $619 million, allowing for market and credit risk exposure of $68 million and $141 million, respectively, was in excess of the minimum net capital requirement by $599 million. CSFB Capital LLC is in compliance with the exemptive provisions of Rule 15c3-3 under the Exchange Act because the Company does not carry securities accounts for customers or perform custodial functions relating to customer securities. On July 20, 2005, the Company made a $400 million capital contribution to CSFB Capital LLC.

As of September 30, 2005, the Company and its subsidiaries complied with all applicable regulatory capital adequacy requirements.

10.   Cash and Securities Segregated Under Federal and Other Regulations

In compliance with the Commodity Exchange Act, CSFB LLC segregates funds deposited by customers and funds accruing to customers as a result of trades or contracts. As of September 30, 2005 and December 31, 2004, cash and securities aggregating $2.6 billion and $3.1 billion, respectively, were segregated or secured by CSFB LLC in separate accounts exclusively for the benefit of customers.

In accordance with the SEC’s no-action letter dated November 3, 1998, CSFB LLC computed a reserve requirement for the proprietary accounts of introducing broker-dealers. As of September 30, 2005 and December 31, 2004, CSFB LLC segregated securities aggregating $1.6 billion and $1.5 billion, respectively, on behalf of introducing broker-dealers.

In addition, CSFB LLC segregated U.S. Treasury securities with a market value of $6.3 billion and $4.4 billion as of September 30, 2005 and December 31, 2004, respectively, in a special reserve bank account exclusively for the benefit of customers as required by Rule 15c3-3 of the Exchange Act.

11.   Share-Based Compensation

The Company participates in the Credit Suisse Group International Share Plan (the “Plan”). The Plan provides for share option and share awards to be granted to certain employees based on the fair market value of CSG shares at the time of grant. In August 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” (“SFAS 123”) using the prospective method. Under the prospective method, the Company recognizes compensation expense over the vesting period for all share option and share awards granted under the Plan for services provided after January 1, 2003. Effective January 1, 2005, the Company early adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”) using the modified prospective method and recorded an after-tax gain of $6 million in the condensed consolidated statement

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2005

11.   Share-Based Compensation (Continued)

of income as a cumulative effect of a change in accounting principle to reverse the expense previously recognized on all outstanding unvested awards that are expected to be forfeited. For more on the Company’s adoption of SFAS 123R, see Part I, Item 1 in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2005.

Share option awards granted in or before January 2003 for services provided before January 1, 2003, if not subsequently modified, were previously accounted for under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Upon adoption of SFAS 123R, compensation expense for these options that have future vesting requirements was recognized in the condensed consolidated statements of income.

If the Company had applied the fair-value based method under SFAS 123 to recognize expense over the relevant service period for share options that had future vesting requirements granted in or before January 2003, net income would have decreased for the three and nine months ended September 30, 2004. For the three and nine months ended September 30, 2005, there was no pro forma impact as compensation expense includes the fair value as of the grant date of all outstanding unvested share option awards granted. The following table reflects the pro forma effect for the three and nine months ended September 30, 2004:

	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2004
	(In millions)
Net income, as reported	$19	$478
Add: Share-based employee compensation expense, net of related tax effects, included in reported net income	57	175
Deduct: Share-based employee compensation expense, net of related tax effects, determined under the fair-value based method for all awards	58	180
Pro forma net income	$18	$473

12.   Employee Benefit Plans

The Company provides retirement and post-retirement benefits to its U.S. and certain non-U.S. employees through participation in defined benefit pension plans (which include a qualified plan and a supplemental plan), a defined contribution plan and other post-retirement plans. The Company’s measurement date is September 30 for its pension and other plans. For more information on the Company’s employee benefit plans, see Note 16 of the consolidated financial statements in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2005

12.   Employee Benefit Plans (Continued)

The following table presents the pension expense by component for the Company’s defined benefit pension plans and other post-retirement plans for the three and nine months ended September 30, 2005 and 2004:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)
Components of Net Periodic Benefit Cost:
Service cost	$6	$4	$19	$16
Interest cost	15	9	37	27
Expected return on plan assets	(14)	(12)	(42)	(34)
Amortization of loss	6	3	16	13
Recognized net actuarial loss	—	—	—	(1)
Net periodic benefit cost	$13	$4	$30	$21

The Company made payments to participants in the supplemental plan and the other post-retirement plans during the nine months ended September 30, 2005 totaling $4 million and expects to pay a total of $1 million during the remainder of the year ending December 31, 2005.

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
September 30, 2005

14.   Industry Segment and Geographic Data

The Company operates and manages its businesses through two operating segments: the Institutional Securities segment, consisting primarily of Investment Banking, Trading and certain separately managed private equity and distressed assets; and the Wealth & Asset Management segment, consisting of Alternative Capital, which includes the results of the private equity and private funds businesses, and Private Client Services. For further information on the segments, see Note 19 of the consolidated financial statements in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2005

14.   Industry Segment and Geographic Data (Continued)

The following table sets forth the net revenues excluding net interest, net interest and dividends revenue, total net revenues, total expenses and income before provision (benefit) for income taxes and cumulative effect of a change in accounting principle before and after minority interests and assets of the Company’s segments.

	Institutional Securities	Wealth & Asset Management	Total Segments
	(In millions)
For the three months ended September 30, 2005:
Net revenues excluding net interest	$1,288	$374	$1,662
Net interest and dividends revenue	408	10	418
Total net revenues(1)	1,696	384	2,080
Total expenses	1,126	160	1,286
Income(2)	570	224	794
Minority interests(3)	58	154	212
Income after minority interests(4)	$512	$70	$582
For the three months ended September 30, 2004:
Net revenues excluding net interest	$426	$203	$629
Net interest and dividends revenue	560	(6)	554
Total net revenues(1)	986	197	1,183
Total expenses	984	138	1,122
Income(2)	2	59	61
Minority interests(3)	8	41	49
(Loss) income after minority interests(4)	$(6)	$18	$12
For the nine months ended September 30, 2005:
Net revenues excluding net interest	$2,455	$1,181	$3,636
Net interest and dividends revenue	1,483	21	1,504
Total net revenues(1)	3,938	1,202	5,140
Total expenses	3,886	449	4,335
Income(2)	52	753	805
Minority interests(3)	173	497	670
(Loss) income after minority interests(4)	$(121)	$256	$135
Segment assets as of September 30, 2005(5)	$309,486	$5,222	$314,708
For the nine months ended September 30, 2004:
Net revenues excluding net interest	$1,805	$1,100	$2,905
Net interest and dividends revenue	1,790	35	1,825
Total net revenues(1)	3,595	1,135	4,730
Total expenses	3,103	434	3,537
Income(2)	492	701	1,193
Minority interests(3)	70	425	495
Income after minority interests(4)	$422	$276	$698
Segment assets as of December 31, 2004(5)	$271,203	$4,610	$275,813

(1)    Interest income and expense is accrued at the stated coupon rate for coupon-bearing financial instruments, and for non-coupon-bearing financial instruments, interest income is recognized by accreting the discount over the life of the instrument. For coupon-bearing financial instruments purchased at a discount or premium, the difference between interest income and expense accrued at the stated coupon rate and interest income and

CREDIT SUISSE FIRST BOSTON (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2005

14.   Industry Segment and Geographic Data (Continued)

expense determined on an effective yield basis, which could be significant, is included in principal transactions-net instead of interest and dividends, net, in the Company’s condensed consolidated statements of income and in net revenues excluding net interest above.

(2)    Income before provision (benefit) for income taxes, minority interests and cumulative effect of a change in accounting principle.

(3)    Related to the Company’s consolidation of certain private equity funds. See Note 3 for more information.

(4)    Income (loss) before provision (benefit) for income taxes and cumulative effect of a change in accounting principle.

(5)    The Institutional Securities and Wealth & Asset Management segment assets include $584 million and $1.9 billion, respectively, as of September 30, 2005 and $494 million and $1.5 billion, respectively, as of December 31, 2004, related to the Company’s consolidation of certain private equity funds.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
Credit Suisse First Boston (USA), Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of Credit Suisse First Boston (USA), Inc. and subsidiaries (the “Company”) as of September 30, 2005, the related condensed consolidated statements of income for the three and nine-month periods ended September 30, 2005 and 2004, and the related condensed consolidated statements of changes in stockholder’s equity and cash flows for the nine-month periods ended September 30, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
November 8, 2005

Item 2:                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

We serve institutional, corporate, government and high-net-worth individual clients. Our businesses include securities underwriting, sales and trading, financial advisory services, alternative investments, full-service brokerage services, derivatives and risk management products, asset management and investment research. We are part of the Credit Suisse First Boston division, which we call CSFB, of Credit Suisse Group, or CSG, and our results do not reflect the overall performance of CSFB or CSG.

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

The U.S. economy performed better in the summer months than expected and GDP growth and consumer spending were strong. The end of the third quarter was impacted by two hurricanes on the Gulf Coast which may slow overall economic activity for the rest of the year due to rising oil and gas prices and the disruption to the economy. The Federal Reserve Board continued to raise short-term interest rates at a measured pace in an effort to contain inflationary pressures and indicated that further rate increases are likely. The U.S. economy expanded at a moderate pace during the first nine months of 2005.

The major U.S. stock market indices posted gains during the three months ended September 30, 2005, but had mixed results during the nine months ended September 30, 2005 as rising interest rates and oil prices slowed the momentum generated from solid corporate earnings. For the three months ended September 30, 2005, the Dow Jones Industrial Average, the Standard & Poor’s 500 stock index and the NASDAQ composite index increased 3%, 3% and 5%, respectively. For the nine months ended September 30, 2005, the Dow Jones Industrial Average and the NASDAQ composite index declined 2% and 1%, respectively, while the Standard & Poor’s 500 stock index increased 1%.

The federal funds rate was 3.75% as of September 30, 2005 compared to 2.25% as of December 31, 2004 as the Federal Reserve Board increased the federal funds rate six times during the nine months ended September 30, 2005, including two times during the three months ended September 30, 2005. Despite increases in short-term interest rates by the Federal Reserve Board, the yield on 10-year U.S. Treasury notes was relatively unchanged, increasing slightly from 4.22% as of December 31, 2004 to 4.33% as of September 30, 2005.

The dollar value of U.S. equity and equity-related underwriting increased for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, primarily reflecting increases in secondary common stock issuances. The dollar value of U.S. equity and equity-related underwriting decreased for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, primarily reflecting decreases in convertible securities issuances, secondary common stock issuances and initial public offerings. The dollar value of U.S. debt underwriting increased for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004, primarily as a result of an increase in asset-backed and mortgage-backed securities underwritings. The increases in asset-backed and mortgage-backed underwritings for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 were partially offset by a significant decline in high-yield corporate debt underwritings. Mergers and acquisitions activity was robust as the dollar value of both announced and completed mergers and acquisitions in the United States for the three and nine months ended September 30, 2005 increased compared to the three and nine months ended September 30, 2004.

MANAGEMENT OVERVIEW

The Company’s total net revenues for the third quarter of 2005 increased 76% compared to the third quarter of 2004. This increase in revenues reflected significantly higher revenues from fixed income and equity trading, as well as higher revenues from equity underwriting and the private equity business. This increase was partially offset by lower debt underwriting revenues and lower interest revenues from structured products. The Company consolidates certain private equity funds, resulting in an increase in net revenues of $214 million for the third quarter of 2005. Net income was unaffected by this consolidation as offsetting minority interests and related operating expenses were recorded by the Company. Total expenses for the third quarter of 2005 increased 15% compared to the third quarter of 2004, reflecting higher employee compensation and benefits expenses. The Company recorded net income of $386 million for the third quarter of 2005 compared to $19 million for the third quarter of 2004.

The Company’s total net revenues for the first nine months of 2005 increased 9% compared to the first nine months of 2004. This increase in revenues primarily reflected higher revenues from fixed income and equity trading. This increase was partially offset by lower revenues from debt and equity underwriting, as well as lower interest and dividends revenues from structured products and equities. Consolidation of certain private equity funds resulted in an increase in net revenues of $675 million for the first nine months of 2005. Net income was unaffected by this consolidation as offsetting minority interests and related operating expenses were recorded by the Company. Total expenses for the first nine months of 2005 increased 23% compared to the first nine months of 2004, reflecting significantly higher other operating expenses, which included a $750 million litigation charge in the second quarter of 2005 to increase the reserve for private litigation involving Enron, certain IPO allocation practices, research analyst independence and other related litigation. The Company recorded net income of $123 million for the first nine months of 2005 compared to net income of $478 million for the first nine months of 2004.

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

Valuation

For purposes of valuation, we categorize our financial instruments as cash products, derivatives contracts and private equity and other long-term investments. The table below presents the carrying value of our cash products, derivatives contracts and private equity and other long-term investments as of

September 30, 2005 and December 31, 2004. Included in cash products are commercial mortgage whole loans, which are carried at the lower of the aggregate cost or fair value, and certain residential mortgage whole loans, which are carried at the lower of the cost or fair value.

	As of September 30, 2005		As of December 31, 2004
	Financial instruments owned	Financial instruments sold not yet purchased	Financial instruments owned	Financial instruments sold not yet purchased
	(In millions)
Cash products	$114,731	$45,375	$96,097	$28,402
Derivatives contracts	5,278	3,090	3,663	2,295
Private equity and other long-term investments	3,698	—	3,127	—
Total	$123,707	$48,465	$102,887	$30,697

Cash Products

The vast majority of our financial instruments owned and financial instruments sold not yet purchased are considered cash trading instruments. The fair value of the vast majority of these financial instruments is based on quoted market prices in active markets or observable market parameters or is derived from such prices or parameters. These include U.S. government and agency securities, commercial paper, most investment-grade corporate debt, most high-yield debt securities, certain leveraged loans, most mortgage-backed securities, certain mortgage whole loans and listed equities.

In addition, we hold positions in cash products that are thinly traded or for which no market prices are available, and which have little or no price transparency. These products include certain high-yield debt securities, certain leveraged loans, distressed debt securities, certain mortgage whole loans, certain mortgage-backed and asset-backed securities, certain collateralized debt obligations, or CDOs, and equity securities that are not publicly traded. The techniques used to estimate fair value for these instruments are based on the type of product. Some of these valuation techniques require us to exercise a substantial amount of judgment, for example, in determining the likely future cash flows or default recovery on distressed debt instruments or asset-backed obligations or the likely impact of country or market risk on various investments. Valuation techniques for certain of these products are described more fully below.

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

Derivatives Contracts

Our derivatives contracts consist of exchange-traded and OTC derivatives, and the fair value of these as of September 30, 2005 and December 31, 2004 was as follows:

	As of September 30, 2005		As of December 31, 2004
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Exchange-traded	$754	$543	$695	$598
OTC	4,524	2,547	2,968	1,697
Total	$5,278	$3,090	$3,663	$2,295

The fair value of exchange-traded derivatives is typically derived from the observable exchange price and/or observable market parameters. Our primary exchange-traded derivatives include certain option agreements. OTC derivatives include forwards, swaps and options on foreign exchange, interest rates, equities and credit products. Fair values for OTC derivatives are determined using internally developed proprietary models using various input parameters. The input parameters include those characteristics of the derivative that have a bearing on the economics of the instrument and market parameters. In well-established derivatives markets, the use of a particular model may be widely accepted. For example, the Black-Scholes model is widely used to calculate the fair value of many types of options. These models are used to calculate the fair value of OTC derivatives and to facilitate the effective risk management of the portfolio. The determination of the fair value of many derivatives involves only limited subjectivity because the required input parameters are observable in the marketplace. For other more complex derivatives, subjectivity relating to the determination of input parameters reduces price transparency. Specific areas of subjectivity include long-dated volatilities on OTC option transactions and recovery rate assumptions for credit derivatives transactions. Uncertainty of pricing assumptions and liquidity are also considered as part of the valuation process. Consequently, we do not recognize dealer profits and losses or unrealized gains or losses at the inception of derivatives transactions unless the valuation is evidenced by quoted market prices in an active market, observable prices of other current market transactions or other observable data supporting a valuation technique in accordance with Emerging Issues Task Force Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” As of September 30, 2005 and December 31, 2004, most of the fair values reported in our condensed consolidated statements of financial condition were derived using observable input parameters. For further information on the fair value of derivatives as of

September 30, 2005 and December 31, 2004, see “—Derivatives—Sources and Maturities of OTC Derivatives” and Note 5 of the condensed consolidated financial statements in Part I, Item 1.

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

The Company categorizes its private equity investments into three categories: CSFB-managed funds, funds managed by third parties and direct investments. The following table sets forth the fair value of our private equity investments by category as of September 30, 2005 and December 31, 2004:

	As of September 30, 2005		As of December 31, 2004
	Fair value	Percent of total	Fair value	Percent of total
	(In millions)		(In millions)
CSFB-managed funds (which includes $2,444 and $1,947 related to funds consolidated primarily under FIN 46R(1) as of September 30, 2005 and December 31, 2004, respectively)	$3,233	87%	$2,670	85%
Funds managed by third parties	449	12	442	14
Direct investments	16	1	15	1
Total	$3,698	100%	$3,127	100%

(1)          For more information on the consolidated funds as of September 30, 2005 and December 31, 2004, see Notes 3 and 4 of the condensed consolidated financial statements in Part I, Item 1.

CSFB-Managed Funds.   CSFB-managed funds are partnerships and related “side-by-side” direct investments made by our subsidiaries for which CSFB acts as the fund’s advisor and makes investment decisions. As of September 30, 2005 and December 31, 2004, approximately 14% and 10%, respectively, of the aggregate fair value of CSFB-managed fund investments, excluding private equity funds consolidated primarily under Financial Accounting Standards Board, or FASB, Interpretation No. 46, “Consolidation of Variable Interest Entities”, or FIN 46, as subsequently modified through the issuance of FIN 46R, were public securities. The fair value of our investments in CSFB-managed funds is based on our valuation or, in the case of funds of funds, valuations received from the underlying fund manager and reviewed by us.

Funds Managed by Third Parties.   Funds managed by third parties are investments by CSFB as a limited partner in a fund managed by an external fund manager. The fair value of these funds is based on the valuation received from the general partner of the fund and reviewed by us.

Direct Investments.   Direct investments are generally debt and equity securities that are not made through or “side-by-side” with CSFB-managed funds and consist of public and private securities. These investments are priced in accordance with the procedures for CSFB-managed funds. As of September 30, 2005 and December 31, 2004, approximately 49% and 22%, respectively, of the aggregate fair value of direct investments were public securities.

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

As of September 30, 2005 and December 31, 2004, we had deferred tax assets resulting from temporary differences that could reduce taxable income in future periods. The condensed consolidated statements of financial condition as of September 30, 2005 and December 31, 2004 include deferred tax assets of $1.5 billion and $1.6 billion, respectively, and deferred tax liabilities of $522 million and $438 million, respectively. Due to uncertainty concerning our ability to generate the necessary amount and mix of state and local taxable income in future periods, we maintained a valuation allowance against our deferred state and local tax assets in the amount of $27 million and $32 million as of September 30, 2005 and December 31, 2004, respectively.

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

RECENT DEVELOPMENTS

On October 4, 2005, we acquired all of the outstanding stock of SPS Holding Corp. and its subsidiary Select Portfolio Servicing, Inc., or SPS, from PMI Group, Inc., FSA Portfolio Management Inc. and Greenrange Partners LLC, for approximately $140 million. We are contractually obligated to make additional future contingent payments up to approximately $40 million for servicing rights on mortgage loans currently serviced by SPS on behalf of third parties.

SPS is a leading nonprime residential mortgage loan servicer, headquartered in Salt Lake City, Utah, with facilities in Jacksonville, Florida. SPS services a significant portion of mortgage loan collateral underwritten by CSFB. SPS will be integrated into CSFB’s residential mortgage-backed securities businesses and reflects our strategy to grow this business.

RESULTS OF OPERATIONS

The following table sets forth a summary of our financial results:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)
Total net revenues	$2,080	$1,183	$5,140	$4,730
Total expenses	1,286	1,122	4,335	3,537
Income before provision (benefit) for income taxes, minority interests and cumulative effect of a change in accounting principle	794	61	805	1,193
Provision (benefit) for income taxes	196	(7)	18	220
Minority interests	212	49	670	495
Income before cumulative effect of a change in accounting principle	386	19	117	478
Cumulative effect of a change in accounting principle, net of income tax expense of $3	—	—	6	—
Net income	$386	$19	$123	$478

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

Interest income and expense is accrued at the stated coupon rate for coupon-bearing financial instruments, and for non-coupon-bearing financial instruments, interest income is recognized by accreting the discount over the life of the instrument. For coupon-bearing financial instruments purchased at a discount or premium, the difference between interest income and expense accrued at the stated coupon rate and interest income and expense determined on an effective yield basis, which could be significant, is included in principal transactions-net instead of interest and dividends, net, in the condensed consolidated statements of income.

We use derivatives and cash instruments to mitigate the interest rate exposure associated with commercial mortgage whole loans, originated residential mortgage whole loans and resale and repurchase agreements. These derivatives and cash instruments are carried at fair value, while the commercial mortgage whole loans and originated residential mortgage whole loans are carried at the lower of aggregate cost or fair value and the resale and repurchase agreements are carried at contract amounts. As a result, decreases in the value of the derivatives and cash instruments, if any, are not offset by increases in the value of the commercial mortgage whole loans until the loans are sold and increases and decreases in the value of the derivatives and cash instruments, if any, are not offset by decreases and increases in the value of the resale and repurchase agreements until the securities are sold or repurchased. Commercial whole loans and resale and repurchase agreements can be a significant part of our statement of financial condition. Therefore, our net revenues are subject to volatility from period to period.

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

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

The Company recorded net income of $386 million for the three months ended September 30, 2005 compared to net income of $19 million for the three months ended September 30, 2004, reflecting significantly higher net revenues and slightly higher expenses. The Company consolidates certain private equity funds, resulting in an increase in net revenues of $214 million and $55 million, respectively, for the three months ended September 30, 2005 and 2004. Net income was unaffected by the consolidation of these private equity funds as offsetting minority interests and related operating expenses were recorded in the condensed consolidated statements of income. See Note 3 of the condensed consolidated financial statements in Part I, Item 1 for more information. Excluding the increases attributable to the consolidation of certain private equity funds, net revenues increased 65%.

Total net revenues increased $897 million, or 76%, to $2.1 billion for the three months ended September 30, 2005, compared to the three months ended September 30, 2004, reflecting a significant increase in principal transactions-net and slight increases in investment banking and advisory and commissions and fees, partially offset by a decrease in net interest and dividends. The increase in principal transactions-net was primarily due to higher revenues in fixed income trading as well as improved results in equity trading and our private equity business. Investment banking and advisory revenues were marginally higher reflecting an increase in equity underwriting revenues, higher placement fees from our private funds group and improved advisory fees partially offset by a decrease in debt underwriting revenues. Commissions and fees were marginally higher from our cash equity business. Net interest and dividend revenues decreased primarily due to lower net interest revenues from structured products.

Total expenses increased $164 million, or 15%, to $1.3 billion for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, primarily due to increases in employee compensation and benefits expenses. See “—Expenses.”

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

The Company recorded net income of $123 million for the nine months ended September 30, 2005 compared to net income of $478 million for the nine months ended September 30, 2004, reflecting an increase in net revenues but significantly higher expenses. The Company consolidates certain private equity funds, resulting in an increase in net revenues of $675 million and $501 million, respectively, for the nine months ended September 30, 2005 and 2004. Net income was unaffected by the consolidation of private equity funds as offsetting minority interests and related operating expenses were recorded in the condensed consolidated statements of income. See Note 3 of the condensed consolidated financial statements in Part I, Item 1 for more information. Excluding the increases attributable to the consolidation of certain private equity funds, net revenues increased 6%.

Total net revenues increased $410 million, or 9%, to $5.1 billion for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, reflecting a significant increase in principal transactions-net partially offset by decreases in net interest and dividends, investment banking and advisory, commissions and fees and other revenues. The increase in principal transactions-net was primarily due to higher revenues in fixed income trading, improved results in equity trading and higher revenues from the consolidation of private equity funds primarily under FIN 46R. Net interest and dividend revenues decreased primarily due to lower net interest revenues from structured products and lower net interest and dividend revenue from most equity trading activities, offset in part by increases in prime services. Investment banking and advisory fees decreased due to lower debt and equity underwriting fees. Commissions were lower primarily as a result of decreased trading activity from fixed income listed derivatives and lower management fees from our private equity business.

Total expenses increased $798 million, or 23%, to $4.3 billion for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, primarily due to increases in other operating expenses resulting from the litigation charge of $750 million in the second quarter of 2005 to increase the reserve for certain private litigation. See “—Expenses.”

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

Our segments are managed based on types of products and services offered and their related client bases. We evaluate the performance of our segments based primarily on income (loss) before the provision (benefit) for income taxes, minority interests and cumulative effect of a change in accounting principle.

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

Beginning in 2004, the Global Treasury department allocated to the Company’s segments certain interest expense primarily relating to the goodwill and intangible assets from the acquisition of Donaldson, Lufkin & Jenrette, Inc., which is recorded in the financial statements of Credit Suisse First Boston, Inc., or CSFBI, which is the Company’s direct parent. In addition, the Global Treasury department allocated to the Company’s segments gains and losses related to certain corporate treasury funding transactions, which allocation is based upon the expected funding requirements of the segments. There is an offsetting credit for this allocated interest expense and offsetting contra-revenues/revenues for the allocated gains and losses in Other Institutional Securities and Other Wealth & Asset Management.

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

The following table sets forth certain financial information of the Company’s Institutional Securities segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)
Revenues:
Principal transactions-net	$560	$(267)	$549	$(274)
Investment banking and advisory	463	463	1,111	1,281
Commissions	247	219	756	761
Interest and dividends, net of interest expense	408	560	1,483	1,790
Other	18	11	39	37
Total net revenues	1,696	986	3,938	3,595
Total expenses	1,126	984	3,886	3,103
Income(1)	570	2	52	492
Minority interests(2)	58	8	173	70
Income (loss) after minority interests(3)	$512	$(6)	$(121)	$422

(1)          Income (loss) before provision (benefit) for income taxes, minority interests and cumulative effect of a change in accounting principle.

(2)          Represents minority interest revenues related to the Company’s consolidation of certain private equity funds, net of related operating expenses.

(3)          Income (loss) before provision (benefit) for income taxes and cumulative effect of a change in accounting principle.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

The Institutional Securities segment recorded income after minority interests of $512 million for the three months ended September 30, 2005 compared to a loss after minority interests of $6 million for the three months ended September 30, 2004. Total net revenues increased $710 million, or 72%, to $1.7 billion for the three months ended September 30, 2005, primarily reflecting higher revenues from Trading and Other Institutional Securities. Other Institutional Securities includes treasury allocations, the Company’s consolidation of certain private equity funds and the results for certain separately managed private equity and distressed assets. The consolidation of these private equity funds resulted in an increase in net revenues of $58 million and $11 million for the three months ended September 30, 2005 and 2004, respectively. See Note 3 of the condensed consolidated financial statements in Part I, Item 1 for more information. Excluding the increases attributable to the consolidation of certain private equity funds, net revenues increased $663 million, or 68%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

The Institutional Securities segment recorded a loss after minority interests of $121 million for the nine months ended September 30, 2005 compared to income after minority interests of $422 million for the nine months ended September 30, 2004. Total net revenues increased $343 million, or 10%, to $3.9 billion for the nine months ended September 30, 2005, reflecting higher revenues from Other Institutional Securities and Trading partially offset by lower Investment Banking revenues. The consolidation of private equity funds resulted in an increase in net revenues of $176 million and $73 million for the nine months ended September 30, 2005 and 2004, respectively. See Note 3 of the condensed consolidated financial statements in Part I, Item 1 for more information. Excluding the increases attributable to the consolidation of certain private equity funds, net revenues increased $240 million, or 7%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Included in the results for the Institutional Securities segment for the nine months ended September 30, 2005 was a litigation charge of $750 million in the second quarter of 2005 to increase the reserve for certain private litigation.

Investment Banking

The following table sets forth the Investment Banking revenues for the Institutional Securities segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)
Debt underwriting	$148	$203	$412	$553
Equity underwriting	119	78	268	315
Total underwriting	267	281	680	868
Advisory and other fees	196	182	431	413
Total Investment Banking	$463	$463	$1,111	$1,281

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Investment Banking revenues were flat, reflecting increases in equity underwriting and advisory and other fees and a decline in debt underwriting. For the three months ended September 30, 2005, equity underwriting revenues increased 53% to $119 million, reflecting an industry-wide increase in common stock new issuance volume. Advisory and other fees increased 8% to $196 million reflecting higher fees from mergers and acquisitions and private placements. Debt underwriting revenues decreased 27%

compared to the three months ended September 30, 2004 to $148 million, reflecting lower underwriting revenues from high-yield securities, consistent with an industry-wide trend, and lower underwriting revenues from asset-backed securities, residential mortgage-backed securities and CDOs. This decrease was partially offset by an increase in high-grade debt underwriting revenues.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Investment Banking revenues decreased 13% to $1.1 billion, reflecting declines in debt and equity underwriting partially offset by a modest increase in advisory and other fees. For the nine months ended September 30, 2005, debt underwriting revenues decreased 25% compared to the nine months ended September 30, 2004 to $412 million, primarily due to lower underwriting revenues from high-yield, asset-backed and commercial mortgage-backed securities partially offset by higher residential mortgage-backed securities and high-grade debt underwriting revenues. Equity underwriting revenues decreased 15% to $268 million reflecting an industry-wide decrease in common stock and convertible securities new issuance volumes. Advisory and other fees increased 4% to $431 million reflecting higher fees from mergers and acquisitions and private placements.

Trading

In evaluating the performance of its Trading activities, the Company aggregates principal transactions-net, commissions and net interest as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause principal transactions and net interest income to vary from period to period.

The following table sets forth net Trading revenues of the Institutional Securities segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)
Fixed Income	$660	$252	$1,394	$1,275
Equity	349	183	804	721
Total Trading(1)	$1,009	$435	$2,198	$1,996

(1)          Revenues reflect the allocation of certain net revenues and interest expense from the Global Treasury department to Trading. For the three months ended September 30, 2005 and 2004, the amount was $74 million and $73 million of contra-revenues, respectively. For the nine months ended September 30, 2005 and 2004, the amount was $234 million and $194 million of contra-revenues, respectively. See “—Results by Segment” above.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Total net trading revenues for the Institutional Securities segment increased $574 million to $1.0 billion for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, due to increases in fixed income and equity net trading revenues.

Fixed income net trading revenues increased $408 million to $660 million as revenues from structured products, interest rate products and credit products all improved. The increase in structured products net trading revenues was due to higher revenues primarily from residential mortgage, commercial mortgage and asset-backed products. During the three months ended September 30, 2005, Institutional Securities changed its estimate of fair value of its retained interests in residential mortgage-backed securities. Specifically, the valuation was enhanced to reflect improved observable secondary market transaction data and the use of improved modeling of the expected prepayment and default assumptions that are used to generate the expected future cash flows from these securities. This change in estimate resulted in a $167 million adjustment to the valuation of these positions, which increased revenues for the three months ended September 30, 2005. The increase in revenues from interest rate products primarily reflected gains on derivatives that hedged certain resale and repurchase agreements. Revenues from credit products were higher primarily from leveraged finance products.

Equity net trading revenues increased 91% to $349 million, primarily reflecting higher revenues from certain proprietary trading strategies and most cash products, growth in our prime services business and higher revenues from equity derivatives.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Total net trading revenues for the Institutional Securities segment increased $202 million, or 10%, to $2.2 billion for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, due to increases in fixed income and equity net trading revenues.

Fixed income net trading revenues increased 9% to $1.4 billion reflecting increases in revenues from structured products partially offset by lower revenues from credit products and interest rate products. The increase in structured products net trading revenues was due to higher revenues primarily from residential mortgage and commercial mortgage products. During the third quarter of 2005, Institutional Securities enhanced its estimate of fair value of its retained interests in residential mortgage-backed securities. This change in estimate resulted in a $167 million adjustment to the valuation of these positions, which increased revenues for the nine months ended September 30, 2005. The decrease in revenues from credit products reflected lower revenues primarily from high-grade, high-yield and distressed products. The decrease in revenues from interest rate products reflected lower revenues from listed derivatives and U.S. government and agency securities offset in part by higher revenues from derivatives that hedged certain resale and repurchase agreements.

Equity net trading revenues increased 12% to $804 million primarily reflecting growth in our prime services business and higher revenues from most cash products, equity derivatives and certain proprietary trading strategies. The increase was partially offset by losses from convertible securities reflecting reduced liquidity and low volatility which resulted in lower trading volumes.

Other Institutional Securities

Other Institutional Securities revenues primarily consist of revenues from the consolidation of certain private equity funds, the results for certain separately managed private equity and distressed assets, interest income on loans to affiliates and treasury allocations to our Trading business.

The following table sets forth Other Institutional Securities revenues:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)
Separately managed private equity and distressed assets	$63	$25	$228	$140
Other	161	63	401	178
Total Other Institutional Securities	$224	$88	$629	$318

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Total revenues from Other Institutional Securities increased $136 million to $224 million during the three months ended September 30, 2005 compared to the three months ended September 30, 2004, reflecting the consolidation of certain private equity funds which resulted in an increase in net revenues of

$58 million and $11 million, respectively. Net income was unaffected by the consolidation of private equity funds as offsetting minority interests and related operating expenses were recorded in the condensed consolidated statements of income. See Note 3 of the condensed consolidated financial statements in Part I, Item 1 for more information. Excluding the revenues attributable to the consolidation of certain private equity funds, Other Institutional Securities revenues increased $89 million, primarily related to increases in interest income on loans to affiliates and a credit that offsets the Global Treasury department’s allocation of interest expense as a contra-revenue to our Trading business, both of which reflected higher interest rates. Other Institutional Securities also reflected higher revenues from distressed assets offset by lower revenues from certain separately managed private equity assets.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Total revenues from Other Institutional Securities increased $311 million to $629 million during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, reflecting the consolidation of certain private equity funds which resulted in an increase in net revenues of $176 million and $73 million, respectively. Net income was unaffected by the consolidation of private equity funds as offsetting minority interests and related operating expenses were recorded in the condensed consolidated statements of income. See Note 3 of the condensed consolidated financial statements in Part I, Item 1 for more information. Excluding the revenues attributable to the consolidation of certain private equity funds, Other Institutional Securities revenues increased $208 million, primarily related to increases in interest income on loans to affiliates and a credit that offsets the Global Treasury department’s allocation of interest expense as a contra-revenue to our Trading business, both of which reflected higher interest rates.

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

The following table sets forth certain financial information of the Wealth & Asset Management segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)
Revenues:
Principal transactions-net	$258	$93	$830	$774
Investment banking and advisory	40	19	120	65
Asset management and other fees	75	85	226	250
Interest and dividends, net of interest expense	10	(6)	21	35
Other	1	6	5	11
Total net revenues	384	197	1,202	1,135
Total expenses	160	138	449	434
Income(1)	224	59	753	701
Minority interests(2)	154	41	497	425
Income after minority interests(3)	$70	$18	$256	$276

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

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

The Wealth & Asset Management segment recorded income after minority interests of $70 million for the three months ended September 30, 2005 compared to $18 million for the three months ended September 30, 2004. Total net revenues increased $187 million to $384 million for the three months ended September 30, 2005, reflecting an increase in net revenues from the consolidation of certain private equity funds to $156 million for the three months ended September 30, 2005 from $44 million for the three months ended September 30, 2004. Net income was unaffected by the consolidation of private equity funds as offsetting minority interests and related operating expenses were recorded in the condensed consolidated statements of income. See Note 3 of the condensed consolidated financial statements in Part I, Item 1 for more information. Excluding the effects of the consolidation of certain private equity funds, total net revenues increased $75 million, or 49%, primarily reflecting higher net investment gains from our private equity business and increases in placement fees from the private funds business.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

The Wealth & Asset Management segment recorded income after minority interests of $256 million for the nine months ended September 30, 2005 compared to $276 million for the nine months ended September 30, 2004. Total net revenues increased $67 million to $1.2 billion for the nine months ended September 30, 2005, reflecting an increase in net revenues from the consolidation of certain private equity funds to $499 million for the nine months ended September 30, 2005 from $428 million for the nine months ended September 30, 2004. Net income was unaffected by the consolidation of private equity funds as offsetting minority interests and related operating expenses were recorded in the condensed consolidated statements of income. See Note 3 of the condensed consolidated financial statements in Part I, Item 1 for more information. Excluding the effects of the consolidation of certain private equity funds, total net revenues decreased $4 million, or 1%, primarily reflecting lower net investment gains from our private equity business, which had significant gains during the nine months ended September 30, 2004, partially offset by increases in placement fees from the private funds business.

Alternative Capital, Private Client Services and Other

The following table sets forth the Alternative Capital, Private Client Services and Other revenues for the Wealth & Asset Management segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)
Alternative Capital	$316	$134	$1,010	$960
Private Client Services	58	48	165	162
Other	10	15	27	13
Total Wealth & Asset Management(1)	$384	$197	$1,202	$1,135

(1)          Revenues reflect the allocation of certain net revenues and interest expense from the Global Treasury department to Alternative Capital and Private Client Services. For the three months ended September 30, 2005 and 2004, the amount was $9 million and $16 million of contra-revenues, respectively. For the nine months ended September 30, 2005 and 2004, the amount was $26 million and $16 million of contra-revenues, respectively. See “—Results by Segment” above.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues from Alternative Capital consist of management and placement fees, net investment gains and losses, which include realized and unrealized gains and losses, including carried interest, net interest and other revenues from private equity and private funds. Revenues from Alternative Capital increased $182 million to $316 million for the three months ended September 30, 2005, reflecting an increase in net revenues from the consolidation of certain private equity funds to $156 million for the three months ended September 30, 2005 from $44 million for the three months ended September 30, 2004. Net income was unaffected by the consolidation of private equity funds as offsetting minority interests and related operating expenses were recorded in the condensed consolidated statements of income. See Note 3 of the condensed consolidated financial statements in Part I, Item 1 for more information. Excluding the effect of the consolidation of certain private equity funds, total net revenues increased $70 million, or 78%, primarily reflecting higher net investment gains from our private equity business and increases in placement fees from the private funds business.

Revenues for Private Client Services increased 21% to $58 million, primarily due to higher commissions and higher equity capital markets revenues.

Other revenues decreased $5 million compared to the three months ended September 30, 2004, reflecting a decrease in the credit that offsets allocations by the Global Treasury department to our alternative capital and private client services businesses of certain interest expense and revenues.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenues from Alternative Capital increased $50 million to $1.0 billion for the nine months ended September 30, 2005, reflecting an increase in net revenues from the consolidation of certain private equity funds to $499 million for the nine months ended September 30, 2005 from $428 million for the nine months ended September 30, 2004. Net income was unaffected by the consolidation of private equity funds as offsetting minority interests and related operating expenses were recorded in the condensed consolidated statements of income. See Note 3 of the condensed consolidated financial statements in Part I, Item 1 for more information. Excluding the effect of the consolidation of certain private equity funds, total net revenues decreased $21 million, or 4%, primarily reflecting lower net investment gains from our private equity business, which had significant gains during the nine months ended September 30, 2004, partially offset by increases in placement fees from the private funds business.

Revenues for Private Client Services increased 2% to $165 million, primarily due to higher commissions partially offset by lower net interest revenues.

Other revenues increased $14 million compared to the nine months ended September 30, 2004, reflecting an increase in the credit that offsets allocations by the Global Treasury department to our alternative capital and private client services businesses of certain interest expense and revenues.

Expenses

The normal operating cost structure of each of our segments is broadly similar to that of the Company as a whole. For this reason, the discussion of expenses is presented on a company-wide basis.

The following table sets forth employee compensation and benefits expenses, other expenses and total expenses of the Company:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)
Employee compensation and benefits	$959	$744	$2,644	$2,532
Other expenses	327	378	1,691	1,005
Total expenses	$1,286	$1,122	$4,335	$3,537

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Total expenses increased $164 million, or 15%, to $1.3 billion for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, as increases in employee compensation and benefit expenses, professional fees, communications and occupancy and equipment rental expenses were partially offset by decreases in other operating expenses. The increase in employee compensation and benefits expenses reflects increases in performance-related compensation, share-based compensation, base salaries and head count. Included in employee compensation and benefits expense was $54 million and $41 million for the three months ended September 30, 2005 and 2004, respectively, related to business activities conducted by Company employees on behalf of CSG affiliates outside of the Company. These expenses were charged to these affiliates and are reflected as a reduction in our other operating expenses. See Notes 1 and 11 of the condensed consolidated financial statements in Part I, Item 1 for more information.

Other expenses consist principally of occupancy and equipment rental; brokerage, clearing and exchange fees; communications; professional fees; and all other operating expenses. Other expenses decreased $51 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, primarily reflecting lower accruals for legal fees and higher affiliate service fees

(including the charge to affiliates of compensation expense) that are treated as a reduction in other operating expenses. Excluding the charges to affiliates for compensation expense, other operating expenses decreased 9%.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Total expenses increased $798 million, or 23%, to $4.3 billion for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, primarily as a result of a litigation charge of $750 million in the second quarter of 2005 to increase the reserve for certain private litigation. Employee compensation and benefits expenses were moderately higher reflecting higher share-based compensation, base salaries and headcount. These increases were partially offset by lower accruals for certain deferred compensation plans, severance and performance-related compensation. Included in employee compensation and benefits expense was $159 million and $101 million for the nine months ended September 30, 2005 and 2004, respectively, related to business activities conducted by Company employees on behalf of CSG affiliates outside of the Company. These expenses were charged to these affiliates and are reflected as a reduction in our other operating expenses. See Notes 1 and 11 of the condensed consolidated financial statements in Part I, Item 1 for more information.

Other expenses increased $686 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, primarily as a result of a litigation charge of $750 million in the second quarter of 2005 to increase the reserve for certain private litigation. This increase was partially offset by lower merger-related expenses reflecting the completion of retention awards in 2004 and higher affiliate service fees (including the charge to affiliates of compensation expense) that are treated as a reduction in other operating expenses. Excluding the litigation charge to increase the reserve for certain private litigation and the charges to affiliates for compensation expense, other operating expenses decreased 1%.

Provision for Taxes

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

The provision for income taxes for the nine months ended September 30, 2005 was $18 million compared to a provision for income taxes for the nine months ended September 30, 2004 of $220 million. Excluded from the provision for income taxes for the nine months ended September 30, 2005 was an income tax expense of $3 million related to the Company’s adoption of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” and SFAS No. 123 (Revised 2004), “Share-Based Payment,” or SFAS 123R.

The effective tax rate changed from a provision of 18.3% for the nine months ended September 30, 2004 to a provision of 2.3% for the nine months ended September 30, 2005. The decrease from the Federal statutory rate of 35% in both periods was primarily due to non-taxable revenues from private equity funds consolidated primarily under FIN 46R.

Share-based Compensation

We have early adopted SFAS 123R as of January 1, 2005, using the modified prospective method. We had previously adopted the recognition provisions of SFAS 123 effective January 1, 2003. See Note 11 of the condensed consolidated financial statements in Part I, Item 1 for more information.

In connection with our adoption of SFAS 123R, we recorded an after-tax gain of $6 million in the condensed consolidated statement of income as a cumulative effect of a change in accounting principle to reverse the expense for awards previously recognized on all outstanding unvested awards that are expected to be forfeited. For new grants after January 1, 2005, forfeitures are included in the initial estimate of compensation expense at the grant date.

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

First, at the holding company level, the “Non-Bank Franchise,” where access to parent bank funding is limited, we aim to maintain sufficient liquidity so that in the event that we are unable to access the unsecured capital markets, we have cash and liquid assets sufficient to repay maturing liabilities for a minimum period of one year. When assessing the amount of cash and liquid assets, we take account of the regulatory restrictions that limit the amount of cash that could be distributed upstream by our principal broker-dealer subsidiaries, Credit Suisse First Boston LLC, or CSFB LLC, and Credit Suisse First Boston Capital LLC, or CSFB Capital LLC, which hold over 86% of our consolidated assets.

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

Because of changes relating to customer needs, economic and market conditions and proprietary trading and other strategies, our total assets, or the individual components of total assets, may vary significantly from period to period. As of September 30, 2005 and December 31, 2004, our total assets were $314.7 billion and $275.8 billion, respectively.

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

For the Non-Bank Franchise, our objective is to ensure that the liquidity barometer equals or exceeds a time horizon of one-year. For the Bank Franchise, our objective is to ensure the liquidity barometer equals or exceeds 120 days. The different time horizons reflect the relative stability of the unsecured funding base of each Franchise. In the Non-Bank Franchise, liabilities are measured at their contractual maturities because historically, investors in publicly issued debt securities and commercial paper are highly sensitive to liquidity events such that we believe access to these markets could be quickly diminished. Conversely, the Bank Franchise’s retail and institutional deposit base is measured using contractual maturities that have been adjusted to reflect behavioral stability. Historically, this core deposit base has proven extremely stable, even in stressed markets. The conservative parameters we use in establishing the time horizons in the funding franchises assume that assets will not be sold to generate cash, that no new unsecured debt can be issued, and that funds that are assumed to be trapped because of regulatory restrictions are not available to be distributed upstream in a stressed liquidity environment. The adjusted market value of unencumbered assets includes a conservative reduction from market value, or “haircut,” reflecting the amount that could be realized by pledging an asset as collateral to a third-party lender in a secured funding transaction.

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

As of September 30, 2005, we estimate that the Non-Bank Franchise held cash, other liquidity reserves and marginable assets, net of haircuts, of approximately $8.4 billion versus estimated maturing obligations and commitments out to one year of $6.6 billion. Also, as of September 30, 2005, we estimate that the Bank Franchise held cash, other liquidity reserves and marginable assets, net of haircuts, of approximately $112.9 billion versus estimated maturing obligations, commitments and contingent funding requirements out to 120 days of $103.4 billion.

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

Our cash capital as of September 30, 2005 totaled $39.6 billion compared with $36.9 billion as of December 31, 2004. The increase in cash capital of $2.7 billion was primarily due to an increase in long-term debt and higher stockholder’s equity from retained earnings. As of September 30, 2005, cash capital was substantially in excess of our cash capital requirements.

Contractual Obligations and Commitments

The following table sets forth future cash payments on our contractual obligations pursuant to long-term borrowings, operating leases and purchase obligations as of September 30, 2005:

	Contractual Obligations Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
	(In millions)
Long-term borrowings	$4,192	$8,565	$6,062	$13,327	$32,146
Operating leases	149	291	272	1,015	1,727
Purchase obligations(1)	22	18	16	4	60
Total contractual obligations	$4,363	$8,874	$6,350	$14,346	$33,933

(1)          Purchase obligations for goods and services include payments for, among other things, benefits consulting, corporate services outsourcing and computer and telecommunications maintenance agreements. Purchase obligations reflect the minimum contractual obligation under legally enforceable contracts through the termination dates specified in the respective agreements, even if the contract is renewable. Purchase obligations do not reflect termination fees payable upon the Company’s termination of the respective contracts.

Our long-term borrowings are unsecured. As of September 30, 2005, the weighted average maturity of our long-term borrowings was approximately 5.2 years. Our lease obligations are primarily for our principal offices in New York City and other locations. The operating lease obligations in the table above do not reflect $321 million in sublease revenue and executory costs such as insurance, maintenance and taxes of $552 million. We had no capital lease obligations as of September 30, 2005.

We have commitments under a variety of arrangements that are not recorded as liabilities in our condensed consolidated statements of financial condition. These commitments are in addition to guarantees and other arrangements discussed in “—Off-Balance Sheet Arrangements.” The following table sets forth certain of our commitments, including the current portion, as of September 30, 2005:

	Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total commitments
	(In millions)
Standby resale agreements(1)	$—	$100	$—	$—	$100
Private equity(2)	165	89	58	401	713
Forward agreements(3)	6,634	—	—	—	6,634
Unfunded lending commitments(4)	—	77	189	312	578
Unfunded warehousing commitments(5)	1,210	—	—	—	1,210
Total commitments	$8,009	$266	$247	$713	$9,235

(1)          In the ordinary course of business, we maintain certain standby resale agreement facilities that commit us to enter into resale agreements with customers at current market rates.

(2)          As of September 30, 2005 we had commitments to invest up to an additional $713 million in non-consolidated private equity funds and $1.1 billion in consolidated private equity funds.

(3)          Represents commitments to enter into forward resale agreements for securities purchased under agreements to resell and forward agreements to borrow securities.

(4)          We enter into commitments to extend credit in connection with certain premium finance activities.

(5)          We enter into commitments to warehouse commercial mortgage whole loans.

For information on these and other material commitments, see Notes 4, 6, 7 and 8 of the condensed consolidated financial statements in Part I, Item 1. For information on commitments under our pension arrangements, see Note 12 of the condensed consolidated financial statements in Part I, Item 1.

The following table sets forth our commercial paper and other short-term unsecured borrowings:

	September 30, 2005	December 31, 2004
	(In millions)
Bank loans	$289	$350
Commercial paper	1,291	1,249
Loans from affiliates(1)	16,091	20,085
Total	$17,671	$21,684

(1)          We have significant financing transactions with Credit Suisse and certain of its subsidiaries and affiliates. See “—Related Party Transactions” and Note 2 of the condensed consolidated financial statements in Part I, Item 1.

Credit Facilities

As of September 30, 2005, CSFB LLC maintained with third parties five 364-day committed secured revolving credit facilities totaling $2.2 billion, with one facility for $500 million maturing in November 2005 (which we expect to renew through November 2006), one facility for $500 million maturing in February 2006, one facility for $500 million maturing in March 2006, one facility for $500 million maturing in July 2006 and one facility for $200 million maturing in August 2006. We expect to renew these facilities as they mature. These facilities require CSFB LLC to pledge unencumbered marketable securities to secure any borrowings. Borrowings under each facility would bear interest at short-term rates related to either the Federal Funds rate or LIBOR and can be used for general corporate purposes. The facilities contain customary covenants that we believe will not impair our ability to obtain funding. As of September 30, 2005, no borrowings were outstanding under any of the facilities. We may from time to time enter into additional secured revolving credit facilities as part of our liquidity management.

Long-term Funding

We issue long-term debt through U.S. and Euromarket medium-term note programs, as well as syndicated and privately placed offerings around the world.

Under our currently effective $15.0 billion shelf registration statement on file with the SEC, which was established in June 2004 and allows us to issue from time to time senior and subordinated debt securities and warrants to purchase such securities, we had as of November 7, 2005 $5.2 billion available for issuance.

Under our $5.0 billion Euro medium-term note program, which was established in July 2001 and allows us to issue notes from time to time, we had as of November 7, 2005 $1.2 billion available for issuance.

For the nine months ended September 30, 2005, we issued $2.3 billion in medium-term notes, $4.0 billion in senior notes and $38 million in structured notes and we repaid approximately $2.1 billion of medium-term notes, $500 million of senior notes and $56 million of structured notes.

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

Because a significant portion of our OTC derivatives arrangements are with affiliates, the amount of collateral that we would have been required to post pursuant to such contracts in the event of a one-notch downgrade of our senior long-term debt credit rating was not material as of September 30, 2005.

As of November 7, 2005, our ratings and ratings outlooks were as follows:

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

Regulated Subsidiaries

Our principal wholly owned subsidiary, CSFB LLC, is a registered broker-dealer, registered futures commission merchant and member firm of the New York Stock Exchange, Inc. Accordingly, CSFB LLC is subject to the minimum net capital requirements of the Securities and Exchange Commission, or SEC, and the Commodities Futures Trading Commission, or CFTC. Under the alternative method permitted by Rule 15c3-1 of the Securities Exchange Act of 1934, or Exchange Act, the required net capital may not be less than the greater of 2% of aggregate debit balances arising from customer transactions or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act less the market value of certain commodity options, all as defined. Under CFTC Regulation 1.17, the required minimum net capital requirement is 8% of the total risk margin requirement (as defined) for all positions carried in customer accounts plus 4% of the total risk margin requirement (as defined) for all positions carried in non-customer accounts. As of September 30, 2005, CSFB LLC’s net capital of approximately $4.3 billion was 55.2 % of aggregate debit balances and in excess of the minimum requirement by approximately $4.1 billion. During the third quarter of 2005, we made $2.0 billion in regulatory capital contributions to CSFB LLC in the form of subordinated debt.

Our OTC derivatives dealer subsidiary, CSFB Capital LLC, is also subject to the uniform net capital rule, but computes its net capital requirements based on value at risk pursuant to Appendix F of Rule 15c3-1. As of September 30, 2005, CSFB Capital LLC’s net capital of $619 million, allowing for market and credit risk exposure of $68 million and $141 million, respectively, was in excess of the minimum net capital requirement by $599 million. CSFB Capital LLC operates pursuant to the (k)(2)(ii) exemptive provisions of Rule 15c3-3 of the Exchange Act and accordingly, all customer transactions are cleared through CSFB LLC on a fully disclosed basis. On July 20, 2005, we made a $400 million capital contribution to CSFB Capital LLC.

As of September 30, 2005, our subsidiaries complied with all applicable regulatory capital adequacy requirements.

Cash Flows

Our condensed consolidated statements of cash flows classify cash flows into three broad categories: cash flows from operating activities, investing activities and financing activities. These statements should be read in conjunction with “—Related Party Transactions” as well as Note 2 of the condensed consolidated financial statements in Part I, Item 1.

Our cash flows are complex and frequently bear little relation to our net income and net assets, particularly because the Company is an indirect wholly owned subsidiary of CSG, a global financial institution that may choose to allocate cash among its subsidiaries for reasons independent of the Company’s activities. As a result, we believe that traditional cash flow analysis is not a particularly useful method to evaluate our liquidity position as discussed above. Cash flow analysis may, however, assist in highlighting certain macro trends and strategic initiatives in our business.

For the Nine Months Ended September 30, 2005

Cash and cash equivalents decreased $104 million to $623 million as of September 30, 2005. Cash used in operating activities was $11.9 billion. The change in cash used in operating activities reflected a net increase in operating assets relative to operating liabilities of $12.8 billion, which occurred in the normal course of operations as a result of changes in customer needs, market conditions and proprietary trading and other strategies.

Cash of $1.1 billion was used in investing activities, primarily reflecting an increase in funding to affiliates. Prior to the acquisition of the Company, CSFBI issued its own debt to fund its operating, investment and financing needs. The Company now provides most of this funding.

Cash provided by financing activities was $12.9 billion. This was due to increases in net collateralized financing arrangements of $13.4 billion and increases of $6.3 billion in long-term borrowings used primarily to fund normal operating activities, provide funding to affiliates as part of the Company’s investing activities and repay $2.7 billion in long-term borrowings and $4.0 billion in commercial paper and short-term borrowings.

For the Nine Months Ended September 30, 2004

Cash and cash equivalents increased $39 million to $373 million as of September 30, 2004. Cash used in operating activities was $4.0 billion. The change in cash used in operating activities reflected a net increase in operating assets and liabilities of $5.0 billion, which occurred in the normal course of operations as a result of changes in customer needs, market conditions and proprietary trading and other strategies.

Cash of $2.0 billion was used in investing activities resulting in increases in receivables from affiliates of $1.8 billion.

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

FIN 46 requires us to consolidate all VIEs for which we are the primary beneficiary, which is defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both. In December 2003, the FASB modified FIN 46, through the issuance of FIN 46R, to address various implementation issues that had arisen since the issuance of FIN 46 and to provide companies the option to defer the adoption of FIN 46 for certain VIEs to periods ending after March 15, 2004. As of September 30, 2005 and December 31, 2004, we consolidated CDO VIEs for which we are the primary beneficiary. We also have interests in CDO VIEs that are not required to be consolidated because we are not the primary beneficiary.

As of January 1, 2004, the Company consolidated primarily under FIN 46R certain private equity funds that are managed by the Company. See Notes 1, 3 and 4 of the condensed consolidated financial statements in Part I, Item 1.

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

Private Equity Activities

Our private equity and other long-term investment activities include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. These investments are primarily in unlisted or illiquid equity or equity-related securities and are carried at fair value based on a number of factors. As of September 30, 2005 and December 31, 2004, we had investments in private equity and other long-term investments of $3.7 and $3.1 billion, respectively. As of September 30, 2005 we had commitments to invest up to an additional $713 million in non-consolidated private equity funds and $1.1 billion in consolidated private equity funds.

The increase in private equity and other long-term investments reflects our consolidation of certain private equity funds. See “—Critical Accounting Policies and Estimates—Fair Value” in Part I, Item 2 and Notes 1, 3 and 4 of the condensed consolidated financial statements in Part I, Item 1 for more information.

Corporate Debt, Mortgage Whole Loans and Other Non-Investment-Grade Financial Instruments

We underwrite, trade and hold non-investment-grade financial instruments, which include corporate debt, commercial and residential mortgage whole loans, loan participations and certain separately managed distressed financial instruments. Corporate debt includes high-yield debt, distressed debt, commercial and residential mortgage-backed securities, other asset-backed securities and CDOs. Due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions, these financial instruments and loans generally involve greater risk than investment-grade financial instruments. We record high-yield debt, residential mortgage whole loans, other asset-backed securities, CDOs, and certain separately managed distressed financial instruments at fair value, with the exception of certain residential mortgage whole loans and loan participations that are held for sale and are carried at the lower of cost or fair value. We record commercial mortgage whole loans held for sale at the lower of aggregate cost or fair value. Timing of the securitization of our mortgage whole loan inventory will affect the size of our positions at any given time. The following table sets forth our positions in these instruments as of September 30, 2005 and December 31, 2004:

	September 30, 2005		December 31, 2004
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Corporate debt	$3,460	$1,437	$2,152	$709
Mortgage whole loans	21,326	—	14,987	—
Loan participations	17	—	17	—
Certain separately managed distressed financial instruments	91	—	185	—
Total	$24,894	$1,437	$17,341	$709

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

Sources and Maturities of OTC Derivatives

The following table sets forth the distributions, by maturity, of our exposure with respect to OTC derivatives as of September 30, 2005. Fair values were determined on the basis of pricing models and other valuation methods. See “—Critical Accounting Policies and Estimates—Fair Value” and Notes 5 and 8 of the condensed consolidated financial statements in Part I, Item 1 for more information.

	Assets Maturity Distribution as of September 30, 2005
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total fair value
	(In millions)
Interest rate and credit spread risk	$1,305	$459	$162	$796	$2,722
Foreign exchange risk	9	37	—	—	46
Equity price risk	459	839	84	374	1,756
Total	$1,773	$1,335	$246	$1,170	$4,524

	Liabilities Maturity Distribution as of September 30, 2005
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total fair value
	(In millions)
Interest rate and credit spread risk	$1,177	$259	$232	$332	$2,000
Foreign exchange risk	6	38	—	—	44
Equity price risk	125	57	—	321	503
Total	$1,308	$354	$232	$653	$2,547

The following table sets forth as of September 30, 2005 substantially all of our exposure with respect to OTC derivatives, by counterparty credit rating and with affiliates.

Credit Rating(1)	September 30, 2005
(In millions)
AA+/AA	$2,640
AA-	10
A+/A/A-	210
BBB+/BBB/BBB-	6
BB+ or lower	115
Unrated	118
Derivatives with affiliates	1,425
Total	$4,524

(1)          Credit ratings are determined by external rating agencies or by our credit risk management department.

Derivatives With Related Parties

We enter into a substantial number of derivatives transactions with related parties. The following table sets forth derivatives transactions with related parties consisting primarily of interest rate swaps, credit default swaps and foreign exchange forward contracts. The fair values of derivatives contracts outstanding with related parties as of September 30, 2005 and December 31, 2004 were as follows.

	September 30, 2005		December 31, 2004
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Interest rate and credit spread risk	$1,361	$865	$1,346	$616
Foreign exchange risk	25	30	45	18
Equity price risk	39	5	9	61
Total	$1,425	$900	$1,400	$695

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

Trading Portfolios

The Company-wide trading portfolio VAR was approximately $36 million and $37 million as of September 30, 2005 and December 31, 2004, respectively. The slight reduction in VAR was primarily due to a decrease in interest rate and credit spread VAR associated with mortgage products offset by increases in equity and commodity VAR. The decrease in interest rate and credit spread VAR associated with mortgage products was primarily caused by a reduction in the volatility of the market data in the rolling two-year underlying data that we use to calculate VAR, as data from 2003 was replaced by less volatile data from 2005. The increases in equity and commodity VAR were primarily caused by increased equity proprietary trading and energy trading, respectively.

Due to the benefit of diversification, the Company-wide VAR is less than the sum of the individual components. The four main components of market risk, expressed in terms of theoretical fair values, had the following VAR:

	Company’s Market Risk Exposures in Trading Portfolios
	As of September 30, 2005	As of December 31, 2004
	(In millions)
99%, one-day VAR
Interest rate and credit spread	$24	$34
Equity	21	15
Foreign exchange rate	1	1
Commodity	9	—
Diversification benefit	(19)	(13)
Total	$36	$37

The table below presents minimum, maximum and average VAR by market risk component:

	Company’s Market Risk Exposures in Trading Portfolios
	Three Months Ended September 30, 2005					Three Months Ended September 30, 2004
	Minimum		Maximum		Average	Minimum		Maximum		Average
	(In millions)
99%, one-day VAR
Interest rate and credit spread	$20		$37		$27	$28		$53		$38
Equity	17		27		21	13		29		19
Foreign exchange rate	—		1		1	1		2		1
Commodity	4		10		7	—		—		—
Diversification benefit	—	(1)	—	(1)	(18)	—	(1)	—	(1)	(14)
Total	$27		$45		$38	$30		$62		$44

	Company’s Market Risk Exposures in Trading Portfolios
	Nine Months Ended September 30, 2005					Nine Months Ended September 30, 2004
	Minimum		Maximum		Average	Minimum		Maximum		Average
	(In millions)
99%, one-day VAR
Interest rate and credit spread	$20		$52		$34	$28		$55		$42
Equity	13		27		19	12		32		21
Foreign exchange rate	—		4		1	—		4		1
Commodity	—		10		3	—		—		—
Diversification benefit	—	(1)	—	(1)	(16)	—	(1)	—	(1)	(15)
Total	$27		$55		$41	$30		$69		$49

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

The average, maximum and minimum daily trading revenue for the three and nine months ended September 30, 2005 and 2004 are shown below:

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
	(In millions)
Daily trading revenue
Average	$17	$11	$14	$14
Maximum	95	64	95	67
Minimum	$(10)	$(7)	$(15)	$(17)

For details of the Company’s average, maximum and minimum daily trading revenue for 2004, see “Quantitative and Qualitative Disclosure About Market Risk” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Non-trading Portfolios

The equity risk on non-trading positions, which is primarily comprised of private equity investments, is measured using sensitivity analysis that estimates the potential change in the recorded value of the investments resulting from a 10% decline in the equity markets of developed nations and a 20% decline in the equity markets of emerging market nations. The estimated impact of equity risk on our non-trading financial instruments portfolio would be a decrease in the value of the non-trading portfolio of approximately $125 million and $118 million as of September 30, 2005 and December 31, 2004, respectively. The estimated impact of equity risk excludes the minority interests in certain consolidated private equity funds.

The interest rate risk on non-trading positions, which is primarily comprised of commercial mortgage loans and derivatives that hedge the Company’s long-term borrowings, is measured using sensitivity analysis that estimates the potential change in the value of the non-trading portfolio resulting from a 50 basis point decline in the interest rates of developed nations and a 200 basis point decline in the interest rates of emerging market nations. The estimated impact of interest rate risk on the value of the non-trading portfolio would be a decrease of approximately $31 million and $12 million as of September 30, 2005 and December 31, 2004, respectively. The change was primarily caused by increased interest rate sensitivity in our long-term borrowings and the related hedges.

The foreign exchange risk on non-trading positions is measured using sensitivity analysis that estimates the potential change in the value of the non-trading portfolio resulting from a 10% strengthening of the U.S. dollar against developed currencies and a 20% strengthening of the U.S. dollar against emerging market currencies. The estimated impact of foreign exchange risk on the value of the non-trading portfolio would be approximately zero and a decrease of approximately $1 million as of September 30, 2005 and December 31, 2004, respectively.

The commodity price risk on non-trading positions, which is primarily comprised of various emission credit positions, is measured using sensitivity analysis that estimates the potential change in the value of the non-trading portfolio resulting from a 20% weakening in commodity prices. The estimated impact of commodity price risk on the value of the non-trading portfolio would be an increase of $1 million as of September 30, 2005. As of December 31, 2004, commodity price risk was immaterial in our non-trading portfolio.

Item 4:        Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1:                       Legal Proceedings

Certain significant legal proceedings and matters have been previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005 and June 30, 2005. The following is an update of such proceedings.

Litigation Relating to IPO Allocation/Research-related Practices

In a decision, dated September 28, 2005, the U.S. Court of Appeals for the Second Circuit vacated the district court’s dismissal of the In re Initial Public Offering Antitrust Litigation and remanded the case to the district court for further proceedings.

In the action brought on behalf of a putative class of issuers in IPOs for which Donaldson, Lufkin & Jenrette Securities Corporation acted as underwriter, the U.S. District Court for the Southern District of New York, in an opinion and order dated August 1, 2005, granted, in part, putative class representative Xpedior’s motion for leave to amend its complaint. The district court permitted Xpedior to drop all class action allegations and add allegations of intentional underpricing in support of its claim for breach of fiduciary duty, but denied Xpedior’s motion to add allegations of intentional underpricing in support of its claim for breach of good faith and fair dealing. Additionally, in that opinion and order, the district court granted the Company’s summary judgment motion to dismiss Xpedior’s breach of good faith and fair dealing claim, but denied the Company’s motion to dismiss Xpedior’s breach of fiduciary duty claim. On or about August 15, 2005, Xpedior amended its complaint to drop all class action allegations and assert an individual claim for breach of fiduciary duty on behalf of Xpedior.

On August 16, 2005, in the action brought on behalf of purchasers of shares in Agilent Technologies, Inc., the plaintiffs filed their brief in support of their appeal of the district court’s dismissal of their complaint with the U.S. Court of Appeals for the First Circuit.

On August 17, 2005 the U.S. District Court for the District of Massachusetts granted class certification in the proceeding brought on behalf of purchasers of shares of Winstar, Inc. CSFB LLC has appealed that decision.

On September 14, 2005, the U.S. District Court for the District of Massachusetts granted class certification in the proceeding brought on behalf of purchasers of shares of Razorfish, Inc. CSFB LLC has appealed that decision.

The Circuit Court of Marshall County, West Virginia, in an opinion dated September 16, 2005, dismissed the consumer fraud action brought by the West Virginia Attorney General with prejudice.

The plaintiff who previously filed, and then voluntarily dismissed, a Missouri state court action relating to analyst research, voluntarily dismissed its amended complaint filed in the Southern District of New York. The district court so ordered the dismissal on September 29, 2005.

Enron-related Litigation and Inquiries

On July 29, 2005, the U.S. Bankruptcy Court for the Southern District of New York denied CSFB LLC’s and an affiliate’s motion to dismiss Enron’s claims to recover certain payments made in connection with equity forward and swap transactions. On September 21, 2005, CSFB LLC filed a motion for leave to appeal with the U.S. District Court for the Southern District of New York.

On October 7, 2005, a joint stipulation and order of dismissal was filed in the action brought against CSFB LLC and its affiliates by an Enron subsidiary, Enron International Korea, LLC, in the U.S. District Court for the Southern District of New York.

Refco-related Litigation and Inquiries

In October 2005, CSFB LLC was named, along with other financial services firms, accountants, officers, directors and controlling persons, as a defendant in several federal class action and derivative lawsuits filed in the U.S. District Court for the Southern District of New York relating to Refco Inc. The actions allege that CSFB LLC (and other underwriters) violated federal securities laws and state laws in connection with the sale of Refco securities, including in the Refco initial public offering in August 2005.

CSFB LLC and certain of its affiliates have received subpoenas and requests for information from various regulators including the SEC regarding Refco. We are cooperating with these requests.

Other

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

Items 2, 3 and 4:

Pursuant to General Instruction H of Form 10-Q, the information required by Items 2, 3 and 4 is omitted.

Item 6:                       Exhibits

(a)          Exhibits

10.1

Option Agreement, dated as of August 12, 2005, by and among the Company, SPS Holding Corp. (“SPS Holding”), The PMI Group, Inc. (“PMI”), FSA Portfolio Management Inc. (“FSA”) and Greenrange Partners LLC (“Greenrange”)

10.2	Contingent Payment Agreement, dated as of August 12, 2005, among Select Portfolio Servicing, Inc., the Company, Greenrange, PMI and FSA
10.3	Exercise Notice, dated August 12, 2005, from the Company to PMI, FSA, Greenrange and SPS Holding
10.4	First Amendment to the Option Agreement and the Contingent Payment Agreement, made and entered into as of October 4, 2005, by and among the Company, SPS Holding, PMI, FSA and Greenrange
12	Statement re computation of ratio of earnings to fixed charges
15	Letter re unaudited interim financial information
31.1	Rule 13a-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a) certification of Chief Financial and Accounting Officer
32	Section 1350 certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT SUISSE FIRST BOSTON (USA), INC.
November 8, 2005	By:	/s/ DAVID C. FISHER
Chief Financial and Accounting Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1

Option Agreement, dated as of August 12, 2005, by and among the Company, SPS Holding Corp. (“SPS Holding”), The PMI Group, Inc. (“PMI”), FSA Portfolio Management Inc. (“FSA”) and Greenrange Partners LLC (“Greenrange”)

10.2	Contingent Payment Agreement, dated as of August 12, 2005, among Select Portfolio Servicing, Inc., the Company, Greenrange, PMI and FSA
10.3	Exercise Notice, dated August 12, 2005, from the Company to PMI, FSA, Greenrange and SPS Holding
10.4	First Amendment to the Option Agreement and the Contingent Payment Agreement, made and entered into as of October 4, 2005, by and among the Company, SPS Holding, PMI, FSA and Greenrange
12	Computation of ratio of earnings to fixed charges
15	Letter re unaudited interim financial information
31.1	Rule 13a-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a) certification of Chief Financial and Accounting Officer
32	Section 1350 certifications