Form 10-K
period 2005-12-31
CREDIT SUISSE (USA) INC
filed 2006-03-20
CIK 29646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission File Number: 1-6862

Credit Suisse (USA), Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-1898818
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Eleven Madison Avenue New York, New York	10010
(Address of principal executive offices)	(Zip Code)

(212) 325-2000

(Registrant’s telephone number, including area code)

Reduced Disclosure Format

The Registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
6 1/8% Notes due 2011	New York Stock Exchange
Five-Year Contingent Protection Securities due	American Stock Exchange
September 30, 2008 Linked to the S&P 500® Index
Five-Year Contingent Protection Securities due	American Stock Exchange
November 26, 2008 Linked to the S&P 500® Index

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act Yes ☐  No ☒

Indicate by check mark whether the registrant is a well known seasoned issuer (as defined in Rule 405 of the Act): Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12 b-2 of the Act): Yes ☐  No ☒

Because the registrant is an indirect wholly owned subsidiary of Credit Suisse Group, none of the registrant’s outstanding voting stock is held by nonaffiliates of the Registrant. As of the date hereof, 1,100.103543 shares of the Registrant’s Common Stock, $.10 par value, were issued and outstanding and held by Credit Suisse Holdings (USA), Inc.

Documents Incorporated by Reference: None

CREDIT SUISSE (USA), INC.
Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005

Cautionary Statement Pursuant to The Private Securities Litigation Reform Act of 1995

We have made in this Annual Report on Form 10-K, including, without limitation, in “Legal Proceedings” in Part I, Item 3 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and from time to time may otherwise make in our public filings, press releases or other statements, forward-looking statements concerning our operations, economic performance and financial condition, as well as our future plans and strategic objectives. Such forward-looking statements are subject to various risks and uncertainties, and we claim the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those anticipated herein or in any such other filings, releases or statements because of a number of factors, including, without limitation, those detailed in “Risk Factors” in Part I, Item 1A, those discussed elsewhere herein, and in other public filings and press releases. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. Forward-looking statements are typically identified by the use of future or conditional verbs such as “will,” “should,” “would,” or “could” and by words or phrases such as “believe,” “expect,” “intend,” “estimate” and similar expressions. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the results indicated in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements except as otherwise required by applicable law.

i

PART I

Item 1:                         Business

OVERVIEW

We are an integrated investment bank, serving institutional, corporate, government and high-net-worth clients as a financial intermediary. We provide a broad range of products and services, including:

•       securities underwriting, sales and trading;

•       financial advisory services;

•       alternative investments;

•       full service brokerage;

•       derivatives and risk management products;

•       asset management; and

•       research.

We are an indirect wholly owned subsidiary, and part of the banking businesses, of Credit Suisse Group, or CSG. CSG is a global financial services company providing a comprehensive range of banking, investment banking, asset management and insurance products and services. Our principal subsidiary is Credit Suisse Securities (USA) LLC (formerly Credit Suisse First Boston LLC), CSG’s principal U.S. registered broker-dealer. Effective January 16, 2006, we changed our name from Credit Suisse First Boston (USA), Inc. to Credit Suisse (USA), Inc. When we use the terms “we,” “our,” and the “Company,” we mean Credit Suisse (USA), Inc. and its consolidated subsidiaries.

In 2005, CSG was operated and managed in six reporting segments. We were a part of two segments, Institutional Securities and Wealth & Asset Management. The Institutional Securities segment provides financial advisory and capital raising services and sales and trading for global users and suppliers of capital. The Wealth & Asset Management segment provides international asset management services to institutional, mutual fund and private investors, makes private equity investments and manages private equity funds, and provides financial advisory services to high-net-worth individuals and corporate investors.

Our indirect parent is Credit Suisse, a Swiss bank. The bank is comprised of the former Swiss banks Credit Suisse and Credit Suisse First Boston, which merged on May 13, 2005 as the first step in the integration of CSG’s banking businesses. CSG conducts its investment banking and wealth and asset management businesses under the Credit Suisse legal entity.

Effective January 1, 2006, CSG aligned its organizational structure to its new strategic orientation, which is to focus on banking and hold its insurance business as a financial investment. In its banking business, CSG launched a key strategic initiative in December 2004 to form a fully integrated bank, with three lines of business: Investment Banking, Private Banking and Asset Management. These changes reflect the increasingly complex needs and global orientation of Credit Suisse’s clients, who require sophisticated, integrated solutions and access to a broad spectrum of products and services. They also reflect the changes in the way Credit Suisse operates as a bank as a result of globalization and new technologies, and the growing competitive pressure in the industry. As a result of these realignments, the banking business now consists of three divisions: Investment Banking (consisting of investment banking and trading), Private Banking (consisting of wealth management and corporate and retail banking) and Asset Management (consisting of traditional asset management and alternative investments). We are managed as a subsidiary of Credit Suisse and CSG, and our businesses are a part of each of these divisions.

Unless otherwise indicated, the information in this Annual Report reflects the operational and management structure in place during 2005.

For the year ended December 31, 2005, according to Thomson Financial, Dealogic and the Loan Pricing Corporation, Institutional Securities ranked:

•       First in U.S. dollar value of global initial public offerings, or IPOs;

•       Eighth in U.S. dollar value of global equity and equity-linked underwriting;

•       Sixth in U.S. dollar value of global debt underwriting;

•       Third in U.S. dollar value of global high-yield debt underwriting;

•       Fourth in U.S. dollar value of global asset-backed financing;

•       First in Swiss franc-denominated international debt issuances;

•       Tenth in global mergers and acquisitions advisory services in U.S. dollar value of announced transactions; and

•       Eighth in global mergers and acquisitions advisory services in U.S. dollar value of completed transactions.

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission, or SEC. Our SEC filings are available to the public on the SEC’s website at www.sec.gov. You may also view our annual, quarterly and current reports on our website at http://www.csfb.com/about_csfb/company_information/sec/index.shtml as soon as is reasonably practicable after any such report is electronically filed with, or furnished to, the SEC. The information on Credit Suisse’s website is not incorporated by reference into this Annual Report.

STRATEGY

Credit Suisse seeks to create value for clients and shareholders in its investment banking businesses by delivering differentiated products and services while maintaining a high priority on controls, risk management and reputation. The essence of Credit Suisse’s investment banking strategy, as announced in December 2004, is delivering a more focused franchise, and good progress continues to be made in achieving this goal.

Progress can be measured by the revenue gains in the investment banking businesses as well as by the milestones achieved during the past year. For example:

•       The residential mortgage-backed securities business has grown significantly by allocating additional capital, increasing origination through a larger network of wholesalers and correspondents, and through the acquisition of Select Portfolio Servicing, Inc., or SPS, a mortgage servicing company.

•       Strong results have been achieved within the commercial mortgage-backed securities business by delivering innovative solutions for clients and further expanding the platform into Europe and Asia.

•       The Global Markets Solutions Group was established, through the integration of the capital markets, leveraged finance origination and structuring teams. Credit Suisse is confident this integrated global product platform will increase the ability to provide more value-added funding and financing solutions to clients across all products, including derivatives. In 2005, Credit Suisse ranked first in IPOs globally, participating in a number of high profile transactions. Credit Suisse also maintained its strong leveraged finance franchise and improved the profitability of its debt capital markets business.

Credit Suisse’s investment banking businesses are also very well positioned to benefit from some of the important trends shaping the investment banking industry.

•       The Automated Execution Products group is a recognized leader in electronic trade execution, an area experiencing rapid growth.

•       The investment banking business has a leading position in some of the fastest growing and most important emerging markets, such as China, Russia, Brazil, and Mexico.

•       Hedge funds are an increasingly large and important segment of the investment banking client base, and the Institutional Securities Prime Services business has strong momentum with hedge funds. Prime Services was recognized by the industry in 2005 for its quality of service, ranking as the second prime broker by clients in the 2005 Global Custodian magazine survey (the industry benchmark survey), up from eighth last year, and as the second global prime broker by clients in Institutional Investor's Alpha magazine 2005 prime brokerage survey. This recognition by clients has translated into strong revenue and profitability growth in the business.

•       Leveraged finance and financial sponsors are increasingly important components of the market, and each is an area of strength and core competency.

Credit Suisse has made good progress implementing its investment banking strategy, by building on its strengths, focusing on its most important clients and delivering products and services that its clients value and are willing to pay for.

The asset management business will build on its leading alternative investment franchise and leverage existing strengths to promote growth in traditional and alternative asset management. In alternative investments, Credit Suisse will build on a broad diversity of funds, focus increasingly on international markets, such as Asia, that display strong secular growth, spin out funds that could benefit from an independent platform and establish a new services platform for limited partners. In traditional asset management, Credit Suisse will seek to grow European distribution, expand global product offerings, improve profitability in its U.S. franchise and streamline its Asian presence.

OPERATIONAL STRUCTURE

In 2005, we operated and managed our business through two segments: the Institutional Securities segment, which provides financial advisory and capital raising services and sales and trading for users and suppliers of capital, and the Wealth & Asset Management segment, which invests in and manages private equity and other alternative investments and provides financial advisory services to high-net-worth individuals and corporate investors. In 2004, CSG reorganized its operations by transferring the private equity and private funds group activities previously in the Institutional Securities segment to Wealth & Asset Management. CSG also reorganized the businesses within the Institutional Securities segment along the lines of its investment banking and trading businesses and realigned the businesses within the Wealth & Asset Management segment to bring together its alternative investment activities, including the private equity and private funds groups. Our businesses were reorganized along similar lines.

Institutional Securities includes:

•       Trading, which includes sales and trading in equity and debt securities and derivatives, and other related activities; and

•       Investment Banking, which raises and invests capital, provides financial and other advisory services, manages and underwrites securities offerings and arranges private placements.

Wealth & Asset Management includes:

•       Alternative Capital, which makes investments in, manages and provides capital raising and other services to, private equity funds and other alternative investment vehicles; and

•       Private Client Services, a financial advisory business that serves high-net-worth individuals and corporate investors with a wide range of Credit Suisse and third-party investment management products and services.

Only a portion of the businesses represented by these segments are conducted by the Company.

Effective January 1, 2006, CSG’s banking businesses have been structured as three business divisions: Investment Banking, Private Banking and Asset Management. Our businesses will be operated and managed along these same three divisions. See “—Overview”.

PRODUCTS AND SERVICES

Institutional Securities

Institutional Securities provides financial advisory and capital raising services and sales and trading for users and suppliers of capital. The operations of Institutional Securities include debt and equity underwriting and financial advisory services and the equity and fixed income trading businesses. Institutional Securities clients demand high-quality products and services for their funding, investing, risk management and financial advisory needs. In response to these needs, Institutional Securities has developed a global product-based structure delivered through regional teams.

The principal products and activities of Institutional Securities are:

Trading

•       Commodities;

•       Credit products, including investment-grade debt securities and credit derivatives;

•       Equity securities and equity derivatives, including convertible bonds;

•       Foreign exchange services including currency derivatives;

•       Fund-linked products;

•       Index arbitrage and other program-trading activities, including Advanced Execution Services;

•       Interest rate products, including global government securities and interest rate derivatives;

•       Leveraged finance, including high-yield and distressed debt and non-investment grade loans;

•       Life insurance finance and risk solutions;

•       Margin lending;

•       Market making in securities and options;

•       Matched book activities;

•       Money market instruments;

•       Prime services;

•       Proprietary trading;

•       Real estate activities, including originating loans secured by commercial and residential properties, and servicing commercial and residential mortgage loans;

•       Risk arbitrage in the equity securities of companies involved in publicly announced corporate transactions;

•       Securities lending;

•       Securities, futures and options clearing services; and

•       Structured products, including asset-backed securities such as collateralized debt obligations and commercial and residential mortgage-backed securities, and mortgages.

On January 1, 2006, we began conducting certain syndicated loan trading activities that were previously conducted by a branch of Credit Suisse outside of our consolidated group.

Investment Banking

•       Mergers and acquisitions and other advisory services, including corporate sales and restructuring, divestitures and take-over defense strategy; and

•       Capital raising services, including equity and debt underwriting.

Other

Other products and activities of Institutional Securities that are not part of Trading or Investment Banking include private equity investments that are not managed as part of Alternative Capital, certain real estate investments and certain distressed asset portfolios. Institutional Securities also makes loans, including senior bank debt in the form of syndicated loans and commitments to extend credit to investment grade and non-investment grade borrowers through branches of Credit Suisse.

Global investment research

Institutional Securities provides in-depth research on companies and industries, macroeconomics and debt strategy globally. Core strengths include focused company and business model analysis and customized client service. Equity analysts perform differentiated information gathering and value-added information processing and provide high-quality investment recommendations. Equity research also includes extensive data resources, analytical frameworks and methodologies that leverage a global platform and enable its analysts to customize their products for institutional customers. Fixed income research provides clients with credit portfolio strategies and analysis, forecasts of swaps and generic spread movements and outstanding credit strategy research for both high-grade and high-yield products. Institutional Securities analysts’ in-depth understanding of markets, companies, investment instruments and local, regional and global economies forms a strong foundation for the innovative web-based analytical tools and technology of Institutional Securities.

Wealth & Asset Management

Wealth & Asset Management makes investments in, manages and provides capital raising and other services to hedge funds, private equity funds and other alternative investments through its Alternative Capital business and serves high-net-worth and corporate investors with a wide range of proprietary and third-party investment management products and services through its Private Client Services business. Private Client Services had 250 investment advisors and managed or advised clients on approximately $57.3 billion in assets as of December 31, 2005. CSG’s wealth and asset management business also provides traditional asset management services through Credit Suisse and affiliates outside of our consolidated group.

The following is a discussion of the key products and services of Wealth & Asset Management and the businesses through which they are delivered.

Alternative Capital

Alternative Capital invests in, manages and provides capital raising and other services to, hedge funds, private equity funds and other alternative investment vehicles. Alternative Capital includes the private equity group, the private funds group and the capital markets group.

Private equity group.   The private equity group makes privately negotiated investments and acts as an investment manager for private equity funds.

Private funds group.   The private funds group raises capital for hedge funds, private equity funds and real estate funds.

Capital markets group.   The capital markets group has direct hedge funds and invests in hedge funds of funds and leveraged loans and collateralized debt obligations, or CDOs.

Private Client Services

The Private Client Services business offers a range of services, including brokerage, hedging and sales of restricted securities for high-net-worth and corporate investors. Private Client Services also offers its clients a wide range of investment management products, including third-party-managed accounts, fee-based asset management and alternative investments.

OPERATING ENVIRONMENT AND COMPETITION

Operating environment

The operating environment for Institutional Securities is expected to remain challenging in the near term, reflecting expected continued slow securities market growth in developed countries, fee compression and commoditization across products, and the ongoing importance of balance sheet commitments for clients. In addition, the regulatory environment remains difficult, with significant new reporting requirements and increasing complexity in managing potential conflicts of interest across its evolving businesses.

Institutional Securities is well positioned to benefit from a number of trends in the industry. As a leader in emerging markets, Institutional Securities is likely to benefit from the rapid growth and increasing importance of these markets. The growth of hedge funds and alternative investments is expected to continue to fuel growth in the Institutional Securities prime services business, which has been recognized as a top provider to hedge funds. Institutional Securities, with its strengths in technology and its advanced execution services platform, is expected to benefit from the move towards electronic execution. Institutional Securities is also well positioned to benefit from the rise in residential and commercial mortgage-backed securitization activity. In addition, Institutional Securities is likely to continue to benefit from leveraging its leadership position in financial sponsor activity and leveraged finance, both of which are expected to gain greater importance in the market.

The operating environment for asset management was generally favorable during the last year as world equity indices primarily posted gains. Surging markets in Europe, Asia and Latin America outperformed markets in the U.S., and interest rates remained low. Short-term interest rates in the U.S. rose appreciably during the year, reflecting the Federal Reserve Board’s continued policy of tightening, but long-term rates were mostly unchanged from the prior year. The demographic profile of most developed countries suggests medium-term growth opportunities as aging populations seek to invest for retirement. Nevertheless, the continuing development of markets makes it increasingly difficult for active asset managers to outperform, and the regulatory environment for mutual funds remains difficult. CSG expects structured and alternative investments to continue to gain in importance.

Competition

Institutional Securities faces intense global competition across each of its businesses. Institutional Securities competes with investment and commercial banks, broker-dealers and other firms offering financial services. New entrants into the financial services and execution markets, such as commercial banks and technology companies, have contributed to further market fragmentation, fee and spread compression and product commoditization. In addition, Institutional Securities faces continued competitive pressure to make loans or commit capital to clients.

Wealth & Asset Management faces competition primarily from retail and institutional fund managers. Passive investment strategies are gaining share at the expense of active managers as markets develop, and a larger share of new investment flows are being directed to a small number of fund managers. Competition for attractive alternative investments, including private equity investments, will likely remain intense and contribute to increasingly large private equity investments.

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

Our indirect parent, Credit Suisse, fully recognizes the importance of maintaining a comprehensive business continuity plan in an integrated financial services business environment. Credit Suisse has an established business continuity plan that includes systems and procedures for back up and recovery of mission critical systems and data, alternate communications with customers and employees and alternate physical locations for employees.

EMPLOYEES

As of December 31, 2005, we had 10,465 employees based in the United States and 434 employees based outside the United States. As of December 31, 2004, we had 8,930 employees based in the United States and 414 employees based outside of the United States. These figures include contractors as well as employees. The increase in headcount in 2005 reflects our acquisition of SPS. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments”.

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

In the United States, the SEC is the federal agency primarily responsible for the regulation of broker-dealers, investment advisers and investment companies, and the Commodity Futures Trading Commission, or the CFTC, is the federal agency primarily responsible for the regulation of futures commission merchants, commodity pool operators and commodity trading advisers. In addition, the Department of the Treasury has the authority to promulgate rules relating to U.S. Treasury and government agency securities, the Municipal Securities Rulemaking Board has the authority to promulgate rules relating to municipal securities, and the Board of Governors of the Federal Reserve System, or the Board, promulgates regulations applicable to certain securities credit transactions. In addition, broker-dealers are subject to regulation by industry self-regulatory organizations, including NASD, Inc., or the NASD, and the New York Stock Exchange, Inc., or the NYSE, and by state authorities. Because we are also engaged in futures activities, our U.S. broker-dealer affiliates are subject to industry self-regulatory organizations such as the National Futures Association, or the NFA.

Credit Suisse Securities (USA) LLC, or CS Securities, our principal wholly owned subsidiary, is a broker-dealer registered with the SEC, in all fifty states, the District of Columbia and Puerto Rico and a futures commission merchant and commodity trading advisor registered with the CFTC. As a result of these registrations, and memberships in self-regulatory organizations such as the NASD, the NYSE and the NFA, our business is subject to overlapping regulation covering all aspects of its securities, commodities and futures activities. Such regulations cover matters including:

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

Our businesses include legal entities registered and regulated as investment advisers under the U.S. Investment Advisers Act of 1940, as amended, and the SEC’s rules and regulations thereunder. Wealth & Asset Management provides asset management services primarily to individuals, corporations and public pension funds. For pension fund clients, we are subject to the Employee Retirement Income Security Act of 1974, as amended, and similar state statutes. These regulations provide for the way in which client assets should be managed. In addition, these regulations impose limitations on the ability of investment advisors to charge performance-based or non-refundable fees to clients, recordkeeping and recording requirements, disclosure requirements and limitations on principal transactions between an adviser or its affiliates and advisory clients, as well as general anti-fraud prohibitions. Finally, because some of the investment vehicles we advise are commodity pools, we are subject to the Commodity Exchange Act for such clients.

In addition, because we are an indirect wholly owned subsidiary of each of CSG and Credit Suisse, our activities are subject to significant bank regulatory restrictions. These restrictions are primarily imposed pursuant to the International Banking Act of 1978, or IBA, the Bank Holding Company Act of 1956, the Gramm-Leach-Bliley Act of 1999, or GLBA, and the regulations and interpretations of the Board and other applicable regulators.

Once GLBA took effect, qualifying bank holding companies and foreign banks qualifying as “financial holding companies” were permitted to engage in a substantially broader range of non-banking activities in the United States, including insurance, securities, private equity and other financial activities. GLBA does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature or incidental thereto without other specific legal authority or exemption.

Certain provisions governing the acquisition of U.S. banks were not affected by GLBA. Accordingly, CSG is required to obtain the prior approval of the Board before acquiring, directly or indirectly, the ownership or control of more than 5% of any class of voting shares of any U.S. bank or bank holding company.

Under GLBA and related Board regulations, CSG and Credit Suisse became financial holding companies effective March 23, 2000 by certifying and demonstrating that CSG and Credit Suisse were “well capitalized” and “well managed.” If in the future CSG or Credit Suisse ceases to be “well capitalized” or “well managed”, or otherwise fail to meet any of the requirements for financial holding company status, then, depending on which requirement they fail to meet, they may be required to discontinue newly authorized financial activities or terminate Credit Suisse’s New York Branch. CSG’s ability to undertake acquisitions permitted by financial holding companies could also be adversely affected.

GLBA and the regulations issued thereunder contain a number of other provisions that could affect our operations and the operations of all financial institutions. One such provision relates to the financial privacy of consumers. In addition, the so-called “push-out” provisions of GLBA have narrowed and will further narrow the exclusion of banks from the definitions of “broker” and “dealer” under the Securities Exchange Act of 1934, or the Exchange Act. The SEC has granted a series of temporary exemptions to delay the required implementation of these push-out provisions. The narrowed “dealer” definition took effect in September 2003, and the narrowed “broker” definition is currently expected to take effect no later than September 2006. As a result, it is likely that certain securities activities currently conducted by Credit Suisse’s New York branch will need to be restructured or transferred to one or more U.S. registered broker-dealer affiliates.

We believe that we have been in compliance in all material respects with the regulations described herein.

Capital Requirements

As a registered broker-dealer and member firm of various self-regulatory organizations, CS Securities is subject to the uniform net capital rule, Rule 15c3-1 under the Exchange Act. This rule requires broker-dealers to maintain a specified level of minimum net capital in relatively liquid form. Our OTC derivatives dealer subsidiary, Credit Suisse Capital LLC, or CS Capital, is also subject to the uniform net capital rule but calculates its net capital requirements based on value at risk pursuant to Appendix F of Rule 15c3-1. CS Securities is also subject to the net capital requirements of the CFTC and various commodity exchanges. See Note 12 of the consolidated financial statements in Part II, Item 8.

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

Compliance with net capital requirements of these and other regulators could limit the operations of our subsidiaries that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict our ability to withdraw capital from our regulated subsidiaries, which in turn could limit our ability to pay dividends and make payments on our debt obligations.

As of December 31, 2005, our subsidiaries complied with all applicable regulatory capital adequacy requirements.

Item 1A:      Risk Factors

Our businesses are exposed to a variety of risks that could adversely affect our results of operations or financial condition, including, among others, those described below.

Market Risk

We may incur significant losses on our trading and investment activities due to market fluctuations and volatility.

We maintain large trading and investment positions and hedges in the debt, currency, commodity and equity markets, and in private equity, real estate and other assets. These positions could be adversely affected by volatility in financial and other markets, that is, the degree to which prices fluctuate over a particular period in a particular market, regardless of market levels. To the extent that we own assets, or have net long positions, in any of those markets, a downturn in those markets could result in losses from a decline in the value of our net long positions. Conversely, to the extent that we have sold assets that we do not own, or have net short positions, in any of those markets, an upturn in those markets could expose us to potentially significant losses as we attempt to cover our net short positions by acquiring assets in a rising market.

We have risk management techniques and policies designed to manage our market risk. These techniques and policies, however, may not be effective. For information on management of market risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A.

Adverse market or economic conditions may cause a decline in net revenues.

As a global financial services company, our businesses are materially affected by conditions in the financial markets and economic conditions generally in the U.S. and elsewhere around the world. Adverse market or economic conditions could create a challenging operating environment for financial services companies. In particular, the impact of oil prices, interest rates and the risk of geopolitical events could materially affect financial markets and the economy. Movements in interest rates could affect our net interest income and the value of our trading and non-trading fixed income portfolios, and movements in equity markets could affect the value of our trading and non-trading equity portfolios.

Future terrorist attacks, military conflicts and economic or political sanctions could have a material adverse effect on economic and market conditions, market volatility and financial activity.

Adverse market or economic conditions could reduce the number and size of investment banking transactions in which we provide underwriting, mergers and acquisitions advice or other services and, therefore, adversely affect our financial advisory and underwriting fees. Such conditions could also lead to a decline in the volume of securities trades that we execute for customers and, therefore, adversely affect the net revenues we receive from commissions and spreads.

Adverse market or economic conditions could negatively affect our private equity investments since, if a private equity investment substantially declines in value, we may not receive any increased share of the income and gains from such investment (to which we are entitled in certain cases when the return on such investment exceeds certain threshold returns), may be obligated to return to investors previously received excess carried interest payments and may lose our pro rata share of the capital invested. In addition, it could become more difficult to dispose of the investment, as even investments that are performing well may prove difficult to exit in weak IPO markets.

In addition, we are exposed to market risk through our proprietary investments in hedge funds.

We may incur significant losses in the real estate sector.

We finance and acquire principal positions in a number of real estate and real estate-related products, both for our own account and for major participants in the commercial and residential real estate markets, and originate loans secured by commercial and residential properties. We also securitize and trade in a wide range of commercial and residential real estate and real estate-related whole loans, mortgages, and other real estate and commercial assets and products, including residential and commercial mortgage-backed securities. These businesses could be adversely affected by a downturn in the real estate sector.

Our revenues may decline in line with declines in certain sectors.

Decreasing economic growth in a sector, such as the technology and telecommunications sectors, in which we make significant commitments, for example through underwriting or advisory services, could negatively affect net revenues of our investment banking business.

Holding large and concentrated positions may expose us to large losses.

Concentrations of risk could increase losses at our investment banking businesses, which may have sizeable loans to and securities holdings in certain customers or industries. We maintain a system of risk limits designed to control concentration risks. These controls, however, may not be effective.

Our hedging strategies may not prevent losses.

If any of the variety of instruments and strategies we use to hedge our exposure to various types of risk in our businesses is not effective, we may incur losses. We may only be partially hedged, or these strategies may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. In addition, gains and losses resulting from certain ineffective hedges may result in volatility in our reported earnings.

Market risk may increase the other risks that we face.

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

Credit Risk

We may suffer significant losses from our credit exposures.

Our businesses are subject to the risk that borrowers and other counterparties will be unable to perform their obligations. Credit exposures exist within lending relationships, commitments and letters of credit, as well as derivative, foreign exchange and other transactions.

In recent years, our investment banking business has significantly expanded its use of swaps and other derivatives. As a result, our credit exposures have increased and may continue to increase in amount and duration. In addition, we have experienced, due to competitive factors, pressure to assume longer-term credit risk, to extend credit against less liquid collateral and to price derivative instruments more aggressively based on the credit risks that we take. An increase in our investment bank’s provisions for credit losses, or any credit losses in excess of related provisions, could have an adverse effect on our results of operations.

Defaults by a large financial institution could adversely affect financial markets generally and us specifically.

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

The information that we use to manage our credit risk may be inaccurate or incomplete.

Although we regularly review our credit exposure to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. We may also fail to receive full information with respect to the credit or trading risks of a counterparty.

Cross Border and Foreign Exchange Risk

Cross border risks may increase market and credit risks we face.

Country, regional and political risks are components of market and credit risk. Financial markets and economic conditions generally have been and may be materially affected by such risks. Economic or political pressures in a country or region, including those arising from local market disruptions, currency crises and monetary controls, may adversely affect the ability of clients or counterparties located in that country or region to obtain foreign exchange or credit and, therefore, to perform their obligations to us, which in turn may have an adverse impact on our results of operations.

We may face significant losses in emerging markets.

We are exposed to economic instability in emerging market countries. We monitor these risks, seek diversity in the sectors in which we invest and emphasize customer-driven business. Our efforts at containing emerging market risk, however, may not succeed.

Currency fluctuations may adversely affect our results of operations.

We are exposed to risk from fluctuations in exchange rates for currencies.

Liquidity Risk

Our liquidity could be impaired if we could not access the capital markets or sell our assets.

Liquidity, or ready access to funds, is essential to our businesses, particularly our investment banking business, which depend on continuous access to the debt capital and money markets to finance day-to-day operations. An inability to obtain financing in the unsecured long-term or short-term debt capital markets, or to access the secured lending markets, could have a substantial adverse effect on our liquidity. In a time of reduced liquidity, we may be unable to sell some of our assets, or we may need to sell assets at depressed prices, which in either case could adversely affect our results of operations and financial condition.

Changes in our ratings may adversely affect our business.

Reductions in our credit ratings could increase our borrowing costs, limit our access to capital markets and adversely affect the ability of our businesses to sell or market their products, engage in business transactions — particularly longer-term and derivatives transactions — and retain their customers. Ratings are assigned by rating agencies, which may reduce, indicate their intention to reduce or withdraw the ratings at any time. For more information relating to our credit ratings, refer to “Management’s Discussion and Analysis of Financial Condition and Results of  Operations—Liquidity and Capital Resources” in Part II, Item 7.

Operational Risk

We are exposed to a wide variety of operational risks

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. In general, our businesses face a wide variety of operational risks, including technology risk that stems from dependencies on information technology and the telecommunications infrastructure and business disruption, including the infrastructure supporting our businesses and/or the areas where our businesses or third-party suppliers are situated. We rely heavily on our financial, accounting and other data processing systems, which are varied and complex. If any of these systems does not operate properly or is disabled, including as a result of terrorist attacks or other unforeseeable events, we could suffer financial loss, a disruption of our businesses, liability to our clients, regulatory intervention or reputational damage.

We may suffer losses due to employee misconduct.

Our businesses are exposed to risk from potential non-compliance with policies, employee misconduct and fraud, which could result in regulatory sanction and serious reputational or financial harm. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective.

Legal and Regulatory Risks

Our exposure to legal liability is significant.

We face significant legal risks in our businesses, and the volume and amount of damages claimed in litigation, regulatory proceedings and other adversarial proceedings against financial services firms are increasing.

We and our subsidiaries are subject to a number of material legal proceedings, regulatory actions and investigations, and an adverse result in one or more of these proceedings could have a material adverse effect on our operating results for any particular period depending, in part, upon our operating results for such period. For information relating to these and other legal and regulatory proceedings involving our investment banking and other businesses, refer to “Legal Proceedings” in Item 3.

It is inherently difficult to predict the outcome of many of the legal, regulatory and other adversarial proceedings involving our businesses, particularly those cases in which the matters are brought on behalf of various classes of claimants, seek damages of unspecified or indeterminate amounts or involve novel legal claims. For information on management’s judgments in relation to estimating losses and taking charges for legal, regulatory and arbitration proceedings, refer to “Legal Proceedings” in Item 3.

Extensive regulation of our businesses limits our activities and may subject us to significant penalties.

As a participant in the financial services industry, we are subject to extensive regulation by governmental agencies, supervisory authorities, and self-regulatory organizations. Such regulation is becoming increasingly more extensive and complex. These regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements, and restrictions on the businesses in which we may operate or invest. Despite our best efforts to comply with applicable regulations, there are a number of risks, particularly in areas where applicable regulations may be unclear or where regulators revise their previous guidance or courts overturn previous rulings. Authorities in many jurisdictions have the power to bring administrative or judicial proceedings against us, which could result, among other things, in suspension or revocation of our licenses, cease and desist orders, fines, civil penalties, criminal penalties or other disciplinary action which could materially adversely affect our results of operations and seriously harm our reputation.

Changes in laws, rules or regulations or in their interpretation or enforcement may adversely affect our results of operations and capital requirements.

For a description of our regulatory regime and capital requirements, refer to “U.S. Regulation and Supervision.”

Legal restrictions on our clients may reduce the demand for our services.

We may be materially affected not only by regulations applicable to us as a financial services company, but also by regulations of general application. For example, the volume of our businesses in any one year could be affected by, among other things, existing and proposed tax legislation, antitrust and competition policies, corporate governance initiatives and other governmental regulations and policies and changes in the interpretation or enforcement of existing laws and rules that affect business and the financial markets.

Competition

We face increased competition due to consolidation and new entrants.

We face intense competition in all financial services markets and for the products and services we offer. Consolidation, through mergers and acquisitions, alliances and cooperation, is increasing competition. Competition is based on many factors, including the products and services offered, pricing, distribution systems, customer service, brand recognition, perceived financial strength and the willingness to use capital to serve client needs. Consolidation has created a number of firms that, like us, have the ability to offer a wide range of products. Some of these firms may be able to offer a broader range of products than we do, or offer such products at more competitive prices. In addition, new lower-cost competitors may enter the market, and those competitors may not be subject to capital or regulatory requirements and may be able to offer their products and services on more favorable terms.

Our competitive position could be harmed if our reputation is damaged.

In the highly competitive environment arising from globalization and convergence in the financial services industry, a reputation for financial strength and integrity is critical to our ability to attract and maintain customers. Our reputation could be harmed if our comprehensive procedures and controls fail, or appear to fail, to address conflicts of interest as we increase our client base and the scale of our businesses, prevent employee misconduct, produce materially accurate and complete financial and other information or prevent adverse legal or regulatory actions.

We must recruit and retain highly skilled employees.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Competition for qualified employees is intense. We have devoted considerable resources to recruiting, training and compensating employees. Our continued ability to compete effectively in our businesses depends on our ability to attract new employees and to retain and motivate our existing employees.

We face competition from new trading technologies.

Our businesses face competitive challenges from new trading technologies. Securities and futures transactions are now being conducted through the Internet and other alternative, non-traditional trading systems, and it appears that the trend toward alternative trading systems will continue and probably accelerate. A dramatic increase in computer-based or other electronic trading may adversely affect our commission and trading revenues, exclude our businesses from certain transaction flows, reduce our participation in the trading markets and the associated access to market information and lead to the creation of new and stronger competitors. We may also be required to make additional expenditures to develop or invest in new trading systems or otherwise to invest in technology to maintain our competitive position.

Financial services businesses that we acquire may not perform well or may prove difficult to integrate into our existing operations.

Even though we review the records of companies we plan to acquire, it is generally not feasible for us to review in detail all such records. Even an in-depth review of records may not reveal existing or potential problems or permit us to become familiar enough with a business to assess fully its capabilities and deficiencies. As a result, we may assume unanticipated liabilities, or an acquisition may not perform as well as expected. We also face the risk that we will not be able to integrate acquisitions into our existing operations effectively as a result of, among other things, differing procedures, business practices and technology systems, as well as difficulties in adapting an acquired company into our organizational structure. We face the risk that the returns on acquisitions will not support the expenditures or indebtedness incurred to acquire such businesses, or the capital expenditures needed to develop such businesses.

Moreover, if we fail to identify attractive businesses to acquire, we may be unable to expand our businesses as quickly or successfully as our competitors, which could adversely affect our results of operations and reputation.

We may fail to realize the anticipated revenue growth and cost synergies from the integration of CSG’s banking businesses.

On the basis of CSG’s global integrated structure and single banking brand, officially launched on January 1, 2006, CSG aims to achieve revenue growth and cost synergies. However, to realize the anticipated benefits from the global integration, CSG must successfully combine components of our banking businesses in a manner that permits cost savings to be achieved while enhancing revenues. For a description of CSG’s integrated global bank initiative, refer to “Business—Overview” in Item 1.

Item 1B:                 Unresolved Staff Comments

There are no material unresolved SEC comments regarding our periodic reports under the Exchange Act that were issued more than 180 days prior to the end of the fiscal year and that remain outstanding as of the date this Annual Report was filed.

Item 2:                         Properties

Our principal offices consist of the following properties:

Location	Owned/Leased	Lease Expiration	Approximate Square Feet
New York City, New York
Eleven Madison Avenue(1)	Leased	2017	1,488,000
One Madison Avenue	Leased	2020	1,124,000
315 Park Avenue South	Leased	2017	220,000

(1)                 Our principal executive offices.

In addition, we lease and occupy approximately 931,000 square feet for our other offices in the United States. The leases for these properties expire at various dates through 2025. For additional information on our leases, see Note 9 of the consolidated financial statements in Part II, Item 8. We believe that our existing facilities are adequate for our current and future needs.

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

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company recorded in the second quarter of 2005 a $750 million litigation charge to increase the reserve for private litigation involving Enron, certain IPO allocation practices, research analyst independence and other related litigation. This charge, coupled with the charge recorded in 2002, brings the Company’s reserves for these private litigation matters as of December 31, 2005 to $1.1 billion after the application of settlements. It is inherently difficult to predict the outcome of many of these matters. In presenting the consolidated financial statements, management makes estimates regarding the outcome of these matters and records a reserve and takes a charge to income when losses with respect to such matters are probable and can be reasonably estimated. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company’s defenses and its experience in similar cases or proceedings as well as its assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. Further litigation charges or releases of litigation reserves may be necessary in the future as developments in such cases or proceedings warrant.

In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation

Since November 1998, several lawsuits have been filed in the U.S. District Court for the Southern District of New York, or SDNY, against CS Securities, an affiliate of the Company and numerous other brokerage firms, alleging that the defendant broker-dealers conspired to fix the “fee” paid for underwriting certain IPO securities by setting the underwriters’ fee or “spread” at 7%, in violation of the federal antitrust laws. The lawsuits purport to be class actions brought on behalf of classes of persons and entities that purchased and issued securities in those IPOs. In February 1999, the district court consolidated the purchaser cases in a single litigation, captioned In re Public Offering Fee Antitrust Litigation.

Separately, in July 2001, the issuer plaintiffs filed a consolidated issuer complaint in the SDNY, naming numerous defendants, including CS Securities and the Company, under the caption In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation. In September 2004, the plaintiffs in both the consolidated issuer and consolidated purchaser cases filed motions for class certification. These motions are fully briefed. On October 25, 2005, the plaintiffs in both the consolidated issuer and consolidated purchaser cases filed a motion for summary judgment.

Litigation Relating to IPO Allocation

Since January 2001, CS Securities, one of its affiliates and several other investment banks have been named as defendants in a large number of putative class action complaints filed in the SDNY concerning IPO allocation practices. In April 2002, the plaintiffs filed consolidated amended complaints alleging various violations of the federal securities laws resulting from alleged material omissions and misstatements in registration statements and prospectuses for the IPOs and, in some cases, follow-on offerings, and with respect to transactions in the aftermarket for these offerings. The complaints contain allegations that the registration statements and prospectuses either omitted or misrepresented material information about commissions paid to investment banks and aftermarket transactions by certain customers that received allocations of shares in the IPOs. The complaints also allege that misleading analyst reports were issued to support the issuers’ allegedly manipulated stock price and that such reports failed to disclose the alleged allocation practices or that analysts were allegedly subject to conflicts of interest.

In October 2004, the SDNY granted in substantial part plaintiffs’ motion for class certification in each of six “focus” cases. The SDNY stated that the order “is intended to provide strong guidance, if not dispositive effect, to all parties when considering class certification in the remaining actions.”  In June 2005, the Second Circuit granted the underwriter defendants permission to appeal the class certification order; that appeal is now fully briefed. Separately, in February 2005, the SDNY preliminarily approved a settlement between plaintiffs and the issuer defendants and the issuers’ officers and directors.

Since March 2001, CS Securities and several other investment banks have been named as defendants in a number of putative class actions filed with the SDNY, alleging violations of the federal and state antitrust laws in connection with alleged practices in allocation of shares in IPOs in which such investment banks were a lead or co-managing underwriter. The amended complaint in these lawsuits, which have now been consolidated into a single action, alleges that the underwriter defendants engaged in an illegal antitrust conspiracy to require customers, in exchange for IPO allocations, to pay non-competitively determined commissions on transactions in other securities, to purchase an issuer’s shares in follow-on offerings, and to commit to purchase other less desirable securities. The complaint also alleges that the underwriter defendants conspired to require customers, in exchange for IPO allocations, to agree to make aftermarket purchases of the IPO securities at a price higher than the offering price, as a precondition to receiving an allocation. These alleged “tie-in” arrangements are further alleged to have artificially inflated the market price for the securities.

In November 2003, the SDNY dismissed the action with prejudice as to all defendants. In September 2005, the Second Circuit vacated the SDNY’s dismissal of the action and remanded the case to the SDNY for further proceedings. The underwriter defendants have filed a motion in the Second Circuit to stay the issuance of the mandate and remand the cases to the SDNY pending the filing of a petition for writ of certiorari to the U.S. Supreme Court. That motion remains pending.

In November 2002, the Company was sued in the U.S. District Court for the SDNY on behalf of a putative class of issuers in IPOs for which an affiliate of the Company acted as underwriter. The complaint alleged that the issuers’ IPOs were underpriced, and that the Company’s affiliate allocated the underpriced IPO stock to certain of its favored clients and subsequently shared in portions of the profits of such favored clients pursuant to side agreements or understandings. This purported conduct was alleged to have been in breach of the underwriting agreements between the Company’s affiliate and those issuers. In December 2005, the Company entered into a settlement agreement with the plaintiffs, and a stipulation of dismissal was filed with the SDNY.

Research-related Litigation

Putative class action lawsuits were filed against CS Securities in the wake of publicity surrounding the 2002 industry-wide governmental and regulatory investigations into research analyst practices. Currently, four federal class action cases remain pending. These cases were brought on behalf of purchasers of shares of AOL Time Warner Inc., Razorfish, Inc., Lantronix, Inc. and Winstar, Inc. Class certification has been granted in the Winstar and Razorfish matters.

In September 2005, the U.S. District Court for the District of Massachusetts granted CS Securities’ motion to dismiss the complaint brought on behalf of purchasers of shares of AOL Time Warner Inc. but allowed plaintiffs to file an amended complaint. In February 2006, CS Securities and other defendants moved to dismiss plaintiffs’ amended complaint.

CS Securities was also named as a defendant in a class action filed in California state court in June 2003 on behalf of residents of California who held shares in certain issuers for which CS Securities had issued research reports. Plaintiffs appealed the lower court’s dismissal of that case to the Supreme Court of California and in February 2006, the Supreme Court of California denied that appeal.

Enron-related Litigation and Inquiries

Numerous actions have been filed against CS Securities and certain affiliates relating to Enron Corp. or its affiliates, or Enron. In April 2002, CS Securities and certain of its affiliates and certain other investment banks were named as defendants along with, among others, Enron, Enron executives and directors, and external law and accounting firms in a putative class action complaint filed in the U.S. District Court for the Southern District of Texas (Newby, et al. v. Enron, et al.). The Newby action was filed by purchasers of Enron securities and alleges violations of the federal securities laws. In May 2003, the lead plaintiff in Newby filed an amended complaint that, among other things, named as defendants additional Credit Suisse entities, expanded the putative class to include purchasers of certain Enron-related securities, and alleged additional violations of the federal securities laws. Lead plaintiff’s motion for class certification in Newby is pending.

In April 2005, the bank defendants in the Newby action, including CS Securities and its affiliates, filed a cross-claim against Arthur Andersen LLP, and cross-claims or third-party claims against certain former Enron executives, for contribution in the event that the bank defendants are found liable on any of the plaintiffs’ claims. Arthur Andersen and certain former Enron executives have moved to dismiss the cross-claims or third-party claims asserted against them by the banks, and those motions are pending. Arthur Andersen also filed a counterclaim against the bank defendants, including CS Securities and its affiliates, seeking contribution in the event it is found liable either to the plaintiffs or to any of the bank defendants. CS Securities and its affiliates and other banks moved to dismiss the counterclaim. That motion was granted and Arthur Andersen has filed a motion seeking reconsideration of that dismissal.

Certain Enron-related actions filed against CS Securities and certain of its affiliates were not consolidated or coordinated with the Newby action. The only one of these actions that is still pending is a suit by a sub-group of the limited partners in LJM2 Co-Investment, L.P., or LJM2, a now bankrupt limited partnership, against the other limited partners of LJM2 and LJM2’s lenders, including certain affiliates of CS Securities. Several other actions filed against CS Securities and certain of its affiliates and other parties have been consolidated or coordinated with the Newby action and stayed as to the filing of amended or responsive pleadings pending the district court’s decision on class certification in Newby. Several actions against Arthur Andersen LLP, in which Andersen brought claims for contribution against CS Securities and its affiliates and other parties as third-party defendants, have been similarly consolidated or coordinated with Newby and stayed. During the course of 2005, various Enron-related actions, some coordinated with the Newby action and some not, have been settled or otherwise dismissed, at least as they related to CS Securities and its affiliates.

In December 2001, Enron filed a petition for Chapter 11 relief in the U.S. Bankruptcy Court for the Southern District of New York. In November 2003, a court-appointed bankruptcy examiner filed a final report that contained the examiner’s conclusions with respect to several parties, including CS Securities and certain of its affiliates. Enron brought four adversary proceedings against CS Securities and certain of its affiliates (the principal adversary proceeding has been amended several times as recently as January 2005) seeking avoidance and recovery of various alleged preferential, illegal and fraudulent transfers; disallowance and equitable subordination of CS Securities and its affiliates’ claims in the bankruptcy proceedings; recharacterization of one transaction as a loan and related declaratory relief, avoidance of security interests, and turnover and recovery of property; and damages, attorneys’ fees and costs for alleged aiding and abetting of fraud and breaches of fiduciary duty by Enron employees and civil conspiracy.

Other than the principal adversary proceeding, the three other adversary proceedings brought by Enron relate to (i) E-Next Generation LLC (“E-Next”), (ii) a transaction known as Project Nile and (iii) certain equity forward and swap transactions. In May 2005, the adversary proceeding relating to E-Next was dismissed with prejudice pursuant to a settlement agreement. In June 2005, the adversary proceeding relating to Project Nile was consolidated into the principal adversary proceeding. In July 2005, the U.S. Bankruptcy Court for the Southern District of New York denied CS Securities’ and an affiliate’s motion to dismiss Enron’s claims to recover certain payments made in connection with the equity forward and swap transactions. In September 2005, CS Securities filed a motion with the SDNY for leave to appeal, which motion is pending.

CS Securities and certain of its affiliates have received periodic requests for information and/or subpoenas from certain governmental and regulatory agencies, including the Enron Task Force (a joint task force of the U.S. Department of Justice and the SEC), regarding Enron and its affiliates. CS Securities and its affiliates have cooperated with such inquiries and requests.

NCFE-related Litigation

Since February 2003, lawsuits have been filed against CS Securities with respect to services that it provided to National Century Financial Enterprises, Inc. and its affiliates, or NCFE. From January 1996 to May 2002, CS Securities acted as a placement agent for bonds issued by NCFE that were to be collateralized by health-care receivables, and in July 2002, as a placement agent for a sale of NCFE preferred stock. NCFE filed for bankruptcy protection in November 2002. In these lawsuits, which have since been consolidated in the U.S. District Court for the Southern District of Ohio and are known as the MDL cases, investors in NCFE’s bonds and preferred stock have sued numerous defendants, including the founders and directors of NCFE, the trustees for the bond issuances, NCFE’s auditors and law firm, the rating agencies that rated NCFE’s bonds, and NCFE’s placement agents, including CS Securities. The allegations include claims for breach of contract, negligence, fraud and violation of federal and state securities laws.

In addition, in November 2004, the trust created through NCFE’s confirmed bankruptcy plan commenced two actions against CS Securities and certain affiliates. The trust filed an action in the U.S. District Court for the Southern District of Ohio asserting common law claims similar to those asserted in the MDL cases against several of the same defendants, and it also alleged statutory claims under the Ohio Corrupt Practices Act, claims for professional negligence and claims under the U.S. Bankruptcy Code. The trust also filed an action in the U.S. Bankruptcy Court for the Southern District of Ohio objecting to the proofs of claim filed by CS Securities and its affiliates in NCFE’s bankruptcy and seeking disgorgement of amounts previously distributed to CS Securities and its affiliates under the bankruptcy plan. A claims trust has also commenced a suit in the bankruptcy court against certain Company affiliates seeking to recover an alleged preference payment from NCFE prior to its bankruptcy filing.

U.K. Insurance Litigation

On August 7, 2003, a syndicate of insurance companies filed Consolidated Particulars of Claims against CSG, CS Securities and the Company in the London Commercial Court alleging that certain excess liability insurance policies provided to these entities should be invalidated. These insurance policies are intended to provide coverage for damages, expenses, or settlements in excess of designated deductibles and below designated caps resulting from certain legal proceedings involving CSG or its subsidiaries. The insurance syndicate alleges that these insurance policies should be invalidated based on certain purported misrepresentations and misleading statements made by the CSG defendants to the insurance syndicate in connection with the underwriting of the policies. In June 2004, the court ordered a stay of the proceedings on the terms of a stay agreement between the parties.

Adelphia Communications Corporation Litigation

The Company and certain affiliates have been named in eight civil actions brought by investors in Adelphia Communications Corporation, or Adelphia, debt and/or equity securities concerning alleged misstatements in certain Adelphia securities offerings and in the merger of Century Communications Corporation with Adelphia in October 1999. These complaints have been consolidated in the SDNY. The Company and its affiliates have filed, or expect to file motions to dismiss in each of these cases.

In June and July 2005, the SDNY dismissed a federal securities fraud class action claim and certain non-class action federal securities claims brought by Adelphia securityholders against CS Securities and its affiliates on statute of limitations grounds with leave to replead. In opinions in August 2005 and September  2005, the SDNY denied motions to dismiss in two of the actions by institutional investors on the ground that the plaintiffs in those cases lacked standing. In November 2005, the Company and certain affiliates  joined in a motion to certify an interlocutory appeal of the court’s August 2005 opinion.

In addition, in July 2003, a creditors’ committee filed a bankruptcy adversary proceeding on behalf of Adelphia against certain lenders and investment banks, including CS Securities and its affiliates in the U.S. Bankruptcy Court for the Southern District of New York. The complaint asserts claims against CS Securities and its affiliates and numerous other defendants under state law, bankruptcy law and the Bank Holding Company Act. The complaint against CS Securities and its affiliates seeks the disallowance and/or subordination of claims or liens against Adelphia (and its assets) in its bankruptcy proceedings, and an unspecified amount of compensatory and punitive damages. The equity committee in the Adelphia bankruptcy has also filed a motion for leave to intervene in the adversary proceeding to join in many of the claims asserted by the creditors’ committee and assert additional state law claims against CS Securities and its affiliates and other defendants. In August 2005, the bankruptcy court denied objections to the creditors’ and equity committees’ standing, holding that both committees had standing to bring the adversary proceeding. CS Securities and its affiliates have moved to dismiss both the creditors’ committee and equity committee claims and those motions remain pending.

Mutual Fund Investigation

CS Securities and certain of its current and former affiliates, including Pershing LLC, which was sold to The Bank of New York Company, Inc. in May 2003, have received subpoenas and/or requests for information from the New York Attorney General’s Office and the SEC, as part of the industry-wide investigation relating to the practices of mutual funds and certain of their customers. These requests are focused on the practices of market timing and late trading. CS Securities and its affiliates are cooperating with these requests.

Indemnification Claim Relating to Sale of Pershing

The Company understands that an SEC investigation focused on possible market-timing transactions cleared by Pershing for Mutuals.com and other introducing brokers is ongoing. In addition, the Company has been informed by Pershing that it is defending three putative class action lawsuits, filed in the U.S. District Court for the District of Maryland and naming the Company as defendant, that seek unspecified damages relating to alleged mutual fund market-timing transactions cleared through Pershing. The Bank of New York, Inc. has made a claim for indemnification against the Company relating to these lawsuits under the Pershing sale agreement on the basis that the conduct at issue is alleged to have occurred largely during the period that Pershing was owned by the Company. The Company is disputing this claim for indemnification.

Refco-related Litigation

In October 2005, CS Securities was named, along with other financial services firms, accountants, officers, directors and controlling persons, as a defendant in several federal class action and derivative lawsuits filed in the SDNY relating to Refco Inc. The actions allege that CS Securities and other underwriters violated federal securities laws and state laws in connection with the sale of Refco securities, including in the Refco IPO in August 2005.

CS Securities and certain of its affiliates have received subpoenas and requests for information from various regulators, including the SEC, regarding Refco. CS Securities and its affiliates have cooperated with such inquiries and requests.

Parmalat-related Legal Proceedings

Affiliates of the Company have been named as defendants in a putative class action brought in the SDNY alleging violations of federal securities law in connection with a financing transaction involving certain Parmalat entities. Affiliates of the Company moved to dismiss the action, and in an opinion in July 2005, the SDNY dismissed the claims brought against affiliates of the Company by non-U.S. residents and allowed the claims by U.S. residents to proceed.

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

Item 7:                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED CONSOLIDATED FINANCIAL DATA(1)
Credit Suisse (USA), Inc. and Subsidiaries

	As of and for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(In millions)
Consolidated Statements of Operations Data:
Revenues:
Total net revenues	$7,025	$6,341	$4,997	$4,963	$6,506
Expenses:
Employee compensation and benefits	3,807	3,335	2,740	2,997	4,347
Other expenses	2,077	1,180	1,688	2,447	2,623
Total expenses	5,884	4,515	4,428	5,444	6,970
Income (loss) from continuing operations before provision (benefit) for income taxes, minority interests, discontinued operations and cumulative effect of a change in accounting principle(2)	1,141	1,826	569	(481)	(464)
Provision (benefit) for income taxes	61	397	244	(135)	(155)
Minority interests	959	642	—	—	—
Income (loss) from continuing operations before discontinued operations and cumulative effect of a change in accounting principle(2)	121	787	325	(346)	(309)
Net income (loss)	$127	$787	$1,192	$(257)	$(217)
Consolidated Statements of Financial Condition Data:
Total assets	$297,754	$275,813	$241,566	$236,455	$220,065
Long-term borrowings	33,926	28,941	24,321	23,094	15,663
Total stockholder’s equity	$12,011	$11,064	$9,641	$8,089	$7,480

(1)                 Our results do not reflect the overall performance of Credit Suisse Group or its Institutional Securities or Wealth & Asset Management segments.

(2)                 On May 1, 2003, we sold Pershing to The Bank of New York Company, Inc. and recorded a pre-tax gain of approximately $1.3 billion and an after-tax gain of $852 million. The gain on the sale of Pershing in 2003, as well as the operating results of Pershing for the years ended December 31, 2003, 2002 and 2001 are included in discontinued operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We serve institutional, corporate, government and high-net-worth individual clients. Our businesses include securities underwriting, sales and trading, financial advisory services, alternative investments, full-service brokerage services, derivatives and risk management products, asset management and investment research. In 2005, we were a part of two segments, Institutional Securities and Wealth & Asset Management, of CSG, and our results do not reflect the overall performance of these segments or CSG. Beginning in 2006, CSG’s banking businesses are structured along three divisions, Investment Banking, Private Banking and Asset Management. Our businesses will be operated and managed along these same three divisions. See Item 1 “Business—Overview”. Unless otherwise indicated, the discussion in this Annual Report is based on the segment and management structure that was in place during 2005.

When we use the terms “we,” “our,” “us” and the “Company,” we mean Credit Suisse (USA), Inc., a Delaware corporation, and its consolidated subsidiaries.

The Company’s principal operations are located in the United States. The Company’s foreign revenues are not significant.

BUSINESS ENVIRONMENT

Our principal business activities, investment banking, securities underwriting and sales, trading and wealth and asset management, are, by their nature, highly competitive and subject to general market conditions that include volatile trading markets, fluctuations in the volume of new issues, mergers and acquisitions activities and the value of financial instruments. Consequently, our results have been, and are likely to continue to be, subject to wide fluctuations reflecting the impact of many factors beyond our control, including market and competitive conditions, the size and timing of transactions and the geopolitical environment.

Although there was a slow down in the fourth quarter of 2005, the U.S. economy experienced moderate growth for most of the year as gross domestic product growth and consumer spending were strong despite the impact of two hurricanes on the Gulf Coast and rising oil prices. The Federal Reserve Board continued to raise short-term interest rates at a measured pace in an effort to contain inflationary pressures but hinted in the fourth quarter that its campaign of raising short-term interest rates may be nearing an end.

The major U.S. stock market indices were relatively flat for the year ended December 31, 2005 as rising interest rates and oil prices slowed the momentum generated from steady economic growth and solid corporate earnings. For the year ended December 31, 2005, the Dow Jones Industrial Average declined 1%, while the Standard & Poor’s 500 stock index and the NASDAQ composite index increased 3% and 1%, respectively.

The federal funds rate was 4.25% as of December 31, 2005 compared to 2.25% as of December 31, 2004 as the Federal Reserve Board increased the federal funds rate eight times during the year. Despite increases in short-term interest rates by the Federal Reserve Board, the yield curve continued to flatten as the yield on 10-year U.S. Treasury notes remained low, increasing slightly from 4.22% as of December 31, 2004 to 4.39% as of December 31, 2005. Spreads between U.S. high-yield corporate bonds and U.S. Treasury bonds increased from 3.10% as of December 31, 2004 to 3.65% as of December 31, 2005.

The dollar value of U.S. equity and equity-related underwriting decreased slightly for the year ended December 31, 2005 compared to the year ended December 31, 2004, primarily reflecting decreases in secondary common stock issuances and IPOs offset in part by an increase in convertible securities issuances. The dollar value of U.S. debt underwriting increased for the year ended December 31, 2005 compared to the year ended December 31, 2004, primarily as a result of an increase in asset-backed and mortgage-backed securities underwritings partially offset by a significant decline in high-yield corporate debt underwritings. Mergers and acquisitions activity was robust as the dollar value of both announced and completed U.S. mergers and acquisitions for the year ended December 31, 2005 increased compared to the year ended December 31, 2004.

MANAGEMENT OVERVIEW

In 2005, the Company began implementing Credit Suisse’s investment banking strategy of delivering a more focused franchise. Milestones for Credit Suisse over the last year in investment banking include:

•       significant growth in the residential mortgage-backed securities business through a network of wholesalers and correspondents and the acquisition of SPS;

•       expansion of the commercial mortgage-backed securities businesses in Europe and Asia;

•       establishment of an integrated capital markets, leveraged finance origination and structuring team; and

•       ranking first in U.S. dollar value of global IPOs and growing its mergers and acquisitions business.

Credit Suisse also took steps to enhance its position in electronic trade execution, emerging markets, prime services for hedge funds and with leveraged finance and financial sponsor clients. In asset management, Credit Suisse spun out certain alternative capital funds that would benefit from an independent platform and added new funds, particularly in international markets.

The integration of Credit Suisse’s banking businesses is expected to further improve its client service, strengthen its competitive position and improve its cost discipline. The operating environment is expected to remain challenging, reflecting slow securities market growth in developed countries, fee compression and commoditization across products and the importance of balance sheet commitments for clients. In addition, the regulatory environment remains difficult and there is increasing complexity in managing potential conflicts of interest. Credit Suisse continues to place a high priority on controls, risk management, the firm’s reputation and developing an ownership culture.

The Company recorded net income of $127 million in 2005 compared to $787 million in 2004. This reflected an increase in net revenues but significantly higher expenses. Our total net revenues for 2005 increased by 11% compared to 2004. Net revenues for 2005 include approximately $975 million from the consolidation of certain private equity funds primarily under FIN 46R compared to $649 million in 2004. The increase in net revenues also reflected higher trading revenues, advisory and other fees, placement fees from our private funds business and other revenues, partially offset by lower debt and equity underwriting revenues.

Total expenses for 2005 increased 30% compared to 2004. Our 2005 results included a $750 million pre-tax ($487 million after-tax) litigation charge to increase the reserve for certain private litigation. In addition, our 2005 results included an expense of approximately $296 million ($12 million of which was charged to affiliates) pre-tax related to the recognition of compensation expense due to a change in accounting treatment for share-based awards which reduced net income by $185 million. Employee compensation and benefits expenses increased in 2005 compared to 2004, reflecting higher incentive and share-based compensation.

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

Our significant accounting policies and a discussion of new accounting pronouncements are disclosed in Note 1 of the consolidated financial statements in Part II, Item 8. We believe that the critical accounting policies discussed below involve the most complex judgments and available information. We believe that the estimates and assumptions used in the preparation of the consolidated financial statements are reasonable and consistently applied.

Fair Value

The fair value of the majority of our financial instruments is based on quoted market prices in active markets or observable market parameters, or is derived from such prices or parameters. These instruments include government and agency securities, commercial paper, most investment-grade corporate debt securities, most high-yield debt securities, exchange traded and certain over-the-counter, or OTC, derivative instruments, most collateralized debt obligations, or CDOs, most mortgage-backed and asset-backed securities, certain residential mortgage whole loans and listed equities.

In addition, we hold financial instruments that are thinly traded or for which no market prices are available, and which have reduced or no price transparency. For these instruments the determination of fair value requires subjective assessment and varying degrees of judgment depending on liquidity, concentration, pricing assumptions and the risks affecting the specific instrument. In such circumstances, valuation is determined based on management’s best estimate of fair value. These instruments include certain investment-grade corporate debt, high-yield debt securities, distressed debt securities, certain mortgage-backed and asset-backed securities, certain CDOs, certain residential mortgage whole loans, certain OTC derivatives, non-traded equity securities and private equity and other long-term investments. Valuation techniques for certain of these instruments are described more fully below.

Controls over the fair valuation process

Control processes are applied to ensure that the fair value of the financial instruments reported in our consolidated financial statements, including those derived from pricing models, are appropriate and determined on a reliable basis. The Company determines fair value using observable market prices or market-based parameters whenever possible. In the absence of observable market prices or market-based parameters in an active market, observable prices or market-based parameters of comparable market transactions, or other observable data supporting an estimation of fair value using a valuation model at the inception of a contract, fair value is based on the transaction price. Control processes are designed to assure that the valuation approach utilized is appropriate and the assumptions are reasonable.

These control processes include the review and approval of new instruments, review of profit and loss at regular intervals, risk monitoring and review, price verification procedures and reviews of models used to estimate the fair value of financial instruments by senior management and personnel with relevant expertise who are independent of the trading and investment functions.

The Company also has agreements with certain counterparties to exchange collateral based on the fair value of derivatives contracts. Through this process, one or both parties provide the other party with the fair value of these derivatives contracts in order to determine the amount of collateral required. This exchange of information provides additional support for valuation of certain derivatives contracts. As a participant in the OTC derivatives market, the Company and other participants provide pricing information to aggregation services that compile this data and provide this information to subscribers. This information is considered in the determination of fair value for certain OTC derivatives.

For further discussion of the Company’s risk management policies and procedures, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A.

Price transparency of financial instruments recorded at fair value

Financial instruments which are recorded on the Company’s consolidated statement of financial condition at fair value have been categorized based upon the transparency of the pricing information available.

The categories of pricing transparency have been broadly segregated as follows:

•       Quoted market prices or observable market parameters.   These financial instruments are valued based upon directly observable market prices or through the use of valuation models and techniques for which the required parameters are directly observable.

•       Reduced or no observable market parameters.   These financial instruments are priced by using management’s best estimate of fair value using valuation techniques that are based on significant judgment since observable, market-based data is generally not available.

The following table sets forth a summary of the price transparency of the Company’s financial instruments that are carried at fair value as of December 31, 2005:

	Quoted market prices or observable market parameters	Reduced or no observable market parameters
	(In millions)
Financial instruments owned
Cash products(1)	$101,211	$3,394
Derivatives(2)	7,658	1,841
Private equity and other long-term investments	315	3,326
Total	$109,184	$8,561
Financial instruments sold not yet purchased
Cash products	$36,304	$27
Derivatives(2)	6,155	521
Total	$42,459	$548

(1)                 Excluded from the table above are $5,835 million in cash products which are carried at the lower of cost or fair value primarily consisting of commercial mortgage whole loans and originated residential mortgage whole loans.

(2)                 Based on gross mark-to-market valuations of the Company’s derivatives prior to netting of $4,414 million under Financial Accounting Standards Board, or FASB, Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts (An Interpretation of APB Opinion No. 10 and FASB Statement No. 105).

Financial Instruments

Cash products

The Company’s cash products consist of interest-bearing securities, purchased residential mortgage whole loans, equity securities and certain variable prepaid forwards. Interest-bearing securities include debt securities, residential and commercial mortgage-backed and other asset-backed securities and CDOs. Equity securities include common equity shares, preferred stock and convertible bonds.

For debt securities for which market prices are not available, valuations are based on yields reflecting the perceived risk of the issuer and the maturity of the security, recent disposals in the market or other modeling techniques, which involve judgment.

Values of residential and commercial mortgage-backed securities and other asset-backed securities are generally available through quoted market prices, which are often based on market information of the prices at which similarly structured and collateralized securities trade between dealers and to and from customers. Values of residential and commercial mortgage-backed securities and other asset-backed securities for which there are no significant observable market parameters are valued using valuation models incorporating prepayment scenarios and Monte Carlo simulations.

Collateralized debt, bond and loan obligations are split into various structured tranches, and each tranche is valued based upon its individual rating and the underlying collateral supporting the structure. Values are determined using present value of estimated future cash flows valuation techniques that incorporate assumptions that market participants customarily use in their estimates of values including payment speeds, credit losses and discount rates.

Purchased residential mortgage whole loans are valued using pricing factors specific to loan level attributes, such as loan-to-value ratios, current balances and liens.

The majority of our positions in equities are traded on public stock exchanges, for which daily quoted market prices are available. Fair values of preferred shares are determined by their yield and the subordination relative to the issuer’s other credit obligations. Convertible bonds are generally valued using direct pricing sources; for a small number of convertible bonds no direct prices are available and valuation is determined using internal and external models, for which the key input parameters include stock price, dividend rates, credit spreads, prepayment rates and equity market volatility.

Derivatives

Positions in derivatives held for trading purposes include both OTC and exchange-traded derivatives. The fair values of exchange-traded derivatives are typically derived from observable exchange prices and/or observable market parameters. Fair values for OTC derivatives are determined on the basis of internally developed proprietary models using various input parameters. The input parameters include those characteristics of the derivative that have a bearing on the economics of the instrument and market parameters.

The determination of the fair value of many derivatives involves only a limited degree of subjectivity because the required input parameters are observable in the marketplace. The pricing of these instruments is referred to as “direct.” For other more complex derivatives, subjectivity relating to the determination of input parameters reduces price transparency. The pricing of these instruments is referred to as “indirect.” Specific areas of subjectivity include estimating long-dated volatility assumptions on OTC option transactions and recovery rate assumptions for credit derivative transactions. Uncertainty of pricing assumptions and liquidity are also considered as part of the valuation process. In accordance with Emerging Issues Task Force Issue No. 02-3, “Issues Involved in Accounting for Derivatives Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”, we do not recognize a dealer profit or loss, (unrealized gain or loss at inception of a derivative transaction), or day one profit/loss, unless the valuation underlying the unrealized gain or loss is evidenced by (a) quoted market prices in an active market, (b) observable prices of other current market transactions or (c) other observable data supporting a valuation technique. The deferred profit or loss is amortized over either the life of the derivative or the period until which observable data is available.

For further information on the fair value of derivatives as of December 31, 2005 and 2004, see Note 6 of the consolidated financial statements in Part II, Item 8.

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

The following table sets forth the fair value of our private equity and other long-term investments by category as of December 31, 2005 and December 31, 2004:

	As of December 31, 2005		As of December 31, 2004
	Fair value	Percent of total	Fair value	Percent of total
	(In millions)		(In millions)
CS-managed funds (which includes $2,562 and $1,947 related to funds consolidated primarily under FIN 46R(1) as of December 31, 2005 and 2004, respectively)	$3,256	89%	$2,670	85%
Funds managed by third parties	359	10	442	14
Direct investments	26	1	15	1
Total	$3,641	100%	$3,127	100%

(1)                 For more information on the consolidated funds as of December 31, 2005 and 2004, see Notes 3 and 4 of the consolidated financial statements in Part II, Item 8.

Internally-managed funds include partnerships and related direct investments for which the Company acts as the fund’s advisor and makes investment decisions. Internally-managed funds principally invest in private securities and, to a lesser extent, publicly traded securities and fund of fund partnerships. The fair value of investments in internally-managed fund of funds partnerships is based on the valuation received from the underlying fund manager, reviewed by us and reflected in “Reduced or no price transparency” in the table above. The fair value of investments in other internally managed funds is based on the Company’s valuation. Balances reported in internally-managed funds also include amounts relating primarily to the consolidation of private equity funds under FIN No. 46, “Consolidation of Variable Interest Entities”, or FIN 46, as subsequently modified through the issuance of FIN 46R, which are described in further detail in Note 5 of the consolidated financial statements in Part II, Item 8. A substantial portion of the private equity funds consolidated primarily under FIN 46R are reflected in “Reduced or no price transparency” in the table above. Funds managed by third parties include investments in funds managed by an external fund manager. The fair value of these funds is based on the valuation received from the general partner of the fund, reviewed by us and reflected in “Reduced or no price transparency” in the table above.

Income Taxes

Deferred Tax Assets

We recognize deferred tax assets and liabilities for the estimated future tax effects of operating loss carry-forwards and temporary differences between the carrying amounts of existing assets and liabilities and their respective tax basis as of the date of the statement of financial condition.

The realization of deferred tax assets on temporary differences is dependent upon the generation of taxable income during the periods in which those temporary differences become deductible. The realization of deferred tax assets on net operating losses is dependent upon the generation of taxable income during the periods prior to their expiration. Periodically, management evaluates whether deferred tax assets can be realized. If management considers it more likely than not that all or a portion of a deferred tax asset will not be realized, a corresponding valuation allowance is established. In evaluating whether deferred tax assets can be realized, management considers: projected future taxable income, the scheduled reversal of deferred tax liabilities and tax planning strategies.

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

As of December 31, 2005 and 2004, we had deferred tax assets resulting from temporary differences that could reduce taxable income in future periods. The consolidated statements of financial condition as of December 31, 2005 and 2004 include deferred tax assets of $1.8 billion and $1.6 billion, respectively, and deferred tax liabilities of $602 million and $438 million, respectively. Due to uncertainty concerning our ability to generate the necessary amount and mix of state and local taxable income in future periods, we maintained a valuation allowance against our deferred state and local tax assets in the amount of $35 million and $32 million as of December 31, 2005 and 2004, respectively. For further information on the temporary differences that generate deferred tax assets, see Note 17 of the consolidated financial statements in Part II, Item 8.

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

Litigation Contingencies

We are involved in a variety of legal, regulatory and arbitration matters in connection with the conduct of our business. It is inherently difficult to predict the outcome of many of these matters, particularly those cases in which the matters are brought on behalf of various classes of claimants, seek damages of unspecified or indeterminate amounts or involve novel legal claims. In presenting our consolidated financial statements, management makes estimates regarding the outcome of these matters and records a reserve and takes a charge to income when losses with respect to such matters are probable and can be reasonably estimated. Charges, other than those taken periodically for cost of defense, are not established for matters when losses cannot be reasonably estimated. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel and other advisors, our defenses and our experience in similar cases or proceedings as well as our assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. For a discussion of legal proceedings, see “Legal Proceedings” in Part I, Item 3.

RECENT DEVELOPMENTS

On October 4, 2005, we acquired all of the outstanding stock of SPS Holding Corp., including its subsidiary, SPS, from PMI Group, Inc., FSA Portfolio Management Inc. and Greenrange Partners LLC, for approximately $140 million. We are contractually obligated to make additional future contingent payments up to approximately $34 million for servicing rights on mortgage loans currently serviced by SPS on behalf of third parties. SPS is a leading nonprime residential mortgage loan servicer, headquartered in Salt Lake City, Utah, with facilities in Jacksonville, Florida. SPS services certain mortgage loan collateral supporting our mortgage securitizations. SPS will be integrated into our residential mortgage-backed securities businesses.

On January 1, 2006, we acquired FLCM Holding Co., Inc. and its operating subsidiary, Frye Louis Capital Management, Inc., an investment management firm for high-net-worth clients, from our indirect parent Credit Suisse. In addition, on January 1, 2006, we began to conduct certain syndicated loan trading activities that were previously conducted by a branch of Credit Suisse outside of our consolidated group. These syndicated loan trading activities have produced significant revenues in past periods.

RESULTS OF OPERATIONS

The following table sets forth a summary of our financial results:

	For the Year Ended December 31,
	2005	2004	2003
	(In millions)
Total net revenues	$7,025	$6,341	$4,997
Total expenses	5,884	4,515	4,428
Income from continuing operations before provision for income taxes, minority interests, discontinued operations and cumulative effect of a change in accounting principle	1,141	1,826	569
Provision for income taxes	61	397	244
Minority interests	959	642	—
Income from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	121	787	325
Income from discontinued operations, net of income tax provision of $485 in 2003	—	—	876
Cumulative effect of a change in accounting principle, net of income tax expense of $3 in 2005 and income tax benefit of $5 in 2003	6	—	(9)
Net income	$127	$787	$1,192

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

Interest income and expense is accrued at the stated coupon rate for coupon-bearing financial instruments, and for non-coupon-bearing financial instruments, interest income is recognized by accreting the discount over the life of the instrument. For coupon-bearing financial instruments purchased at a discount or premium, the difference between interest income and expense accrued at the stated coupon rate and interest income and expense determined on an effective yield basis, which could be significant, is included in principal transactions-net instead of net interest and dividends in the consolidated statements of income.

We use derivatives and cash instruments to mitigate the interest rate exposure associated with commercial mortgage whole loans, originated residential mortgage whole loans and resale and repurchase agreements. These derivatives and cash instruments are carried at fair value, while the commercial mortgage whole loans and originated residential mortgage whole loans are carried at the lower of cost or fair value and resale and repurchase agreements are carried at contract amounts. As a result, decreases in the value of the derivatives and cash instruments, if any, are not offset by increases in the value of the commercial mortgage whole loans and originated residential whole loans until the loans are sold and increases and decreases in the value of the derivatives and cash instruments, if any, are not offset by decreases and increases in the value of the resale and repurchase agreements until the securities are sold or repurchased. Commercial mortgage whole loans, originated residential mortgage whole loans and resale and repurchase agreements can be a significant part of our statement of financial condition. Therefore, our net revenues are subject to volatility from period to period.

The Company allocates revenues and expenses to its segments. Any revenues and expenses not allocated appear in the Company’s consolidated income statements and in Elimination & Other in the notes to its consolidated financial statements. For the year ended December 31, 2005, Elimination & Other included only the recognition of compensation expense in the fourth quarter due to a change in accounting treatment for share-based awards to early-retirement eligible employees (net of the amount which was charged to affiliates as described below). Elimination & Other did not have any revenues for the years ended December 31, 2005, 2004 and 2003 or any expenses for the years ended December 31, 2004 and 2003. See “—Share-based compensation” and Notes 1, 15 and 19 of the consolidated financial statements in Part II, Item 8 for more information.

Our businesses are materially affected by conditions in the financial markets and economic conditions generally, including geopolitical events. Unpredictable or adverse market and economic conditions have adversely affected and may in the future adversely affect our results of operations. See “Risk Factors” in Part I, Item 1A.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The Company recorded net income of $127 million for the year ended December 31, 2005 compared to net income of $787 million for the year ended December 31, 2004, reflecting an increase in net revenues but significantly higher expenses. Expenses include a litigation charge of $750 million pre-tax ($487 million after-tax) in 2005 to increase the reserve for certain private litigation. In addition, expenses included $296 million ($12 million of which was charged to affiliates) pre-tax related to the recognition of compensation expense due to a change in accounting treatment for share-based awards which reduced net income by $185 million. See “—Share-based compensation”.

Total net revenues increased $684 million, or 11%, to $7.0 billion for the year ended December 31, 2005, compared to the year ended December 31, 2004, resulting from a significant increase in principal transactions-net and a slight increase in investment banking and advisory revenues partially offset by a decrease in net interest and dividend revenues, and slight decreases in commissions and fees and other revenues. The increase in principal transactions-net was primarily due to higher revenues from structured products, higher revenues from the consolidation of private equity funds primarily under FIN 46R and improved results in equity trading. Investment banking and advisory fees increased due to higher placement fees from Alternative Capital and higher advisory fees from Institutional Securities, offset in part by lower debt and equity underwriting fees. Net interest and dividend revenues decreased primarily due to higher short-term borrowing costs associated with our trading business, offset in part by increases in net interest revenues from prime services. Commissions were slightly lower primarily as a result of decreased trading activity from fixed income listed derivatives and lower management fees from our private equity business, partially offset by higher commissions from equity derivatives.

The Company consolidates certain private equity funds, resulting in an increase in net revenues of $975 million and $649 million, respectively, for the years ended December 31, 2005 and 2004. Net income was unaffected by the consolidation of private equity funds as offsetting minority interests and related operating expenses were recorded in the consolidated statements of income. See Note 4 of the consolidated financial statements in Part II, Item 8 for more information. Excluding the increases attributable to the consolidation of certain private equity funds, total net revenues increased 6%.

Total expenses increased $1.4 billion, or 30%, to $5.9 billion for the year ended December 31, 2005 compared to the year ended December 31, 2004, primarily due to increases in other operating expenses resulting from the litigation charge of $750 million in the second quarter of 2005 to increase the reserve for certain private litigation and higher employee compensation and benefits expenses, which include the recognition of a $296 million expense in the fourth quarter of 2005 due to a change in our accounting treatment for share-based awards to early-retirement eligible employees ($12 million of which was charged to affiliates as described below). Included in employee compensation expense is $179 million and $289 million for the years ended December 31, 2005 and 2004, respectively, related to business activities conducted by Company employees on behalf of CSG affiliates outside of the Company. These expenses were charged to these affiliates and are reflected as a reduction in our other operating expenses. See “—Expenses.”

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The Company recorded net income of $787 million for the year ended December 31, 2004 compared to net income of $1.2 billion for the year ended December 31, 2003. The decrease reflects the after-tax gain of $852 million from the sale of Pershing, included in income from discontinued operations, and an after-tax gain of $74 million on the sale of our 50% stake in a Japanese online broker, offset in part by the $130 million after-tax loss relating to the write-down of intangible assets from an asset management high-net-worth business, or HNW business, in 2003. Excluding these items, net income increased $391 million, reflecting both higher net revenues and higher expenses.

Total net revenues increased $1.3 billion, or 27%, to $6.3 billion for the year ended December 31, 2004, as principal transactions, investment banking and advisory, commissions and net interest revenues improved compared to the year ended December 31, 2003, partially offset by a decrease in other revenues. The significant increase in principal transactions revenue was primarily due to the consolidation of certain private equity funds in 2004, which increased principal transactions by $643 million and increased net revenues by $649 million, significant gains from certain private equity investments and increases in revenues from structured products. Net income was unaffected by the consolidation of such private equity funds as offsetting minority interests of $642 million and related operating expenses of $7 million were recorded in the consolidated statements of income. See Note 4 of the consolidated financial statements in Part II, Item 8 for more information. Investment banking and advisory fees increased primarily due to higher equity underwriting fees and higher placement fees from our private funds business. Commissions were higher primarily as a result of increased trading activity from fixed income listed derivatives. Net interest revenues increased due to higher net interest from prime services. The decline in other revenues reflects the pre-tax gain of $115 million from the sale of the Japanese online broker in 2003.

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

Results by Segment

The operations of the Institutional Securities segment include: Investment Banking, which includes debt and equity underwriting and financial advisory services; and Trading, which includes our debt and equity sales and trading and other related activities. The Institutional Securities segment also includes the results from certain separately managed private equity and distressed assets. The operations of the Wealth & Asset Management segment include: Alternative Capital, which includes the results of the private equity and private funds businesses and Private Client Services.

Our segments are managed based on types of products and services offered and their related client bases. We evaluate the performance of our segments based primarily on income from continuing operations before the provision for income taxes, minority interests, discontinued operations and cumulative effect of a change in accounting principle.

Revenues are evaluated in the aggregate, including an assessment of trading gains and losses and the related interest income and expense attributable to financing and hedging positions. Therefore, individual revenue categories may not be indicative of the performance of the segment results.

The cost structure of each of our segments is similar and, consequently, the discussion of expenses is presented on an aggregated basis for our segments. The Company allocates to its segments a pro rata share of certain centrally managed costs. Leased facilities and equipment costs, employee benefits and certain general overhead expenses are allocated based upon specified amounts, usage criteria or agreed rates. Interest expense is allocated based upon the particular type of asset. The allocation of some costs, such as incentive bonuses, has been estimated. The timing and magnitude of changes in our incentive bonus accrual can have a significant effect on our operating results for a given period. For information on expenses that are not allocated to the Company’s segments, see “Results of Operations” and Notes 1, 15 and 19 of the consolidated financial statements in Part II, Item 8.

Beginning in 2004, the Global Treasury department allocated to the Company’s segments certain interest expense primarily relating to the goodwill and intangible assets from the acquisition of Donaldson, Lufkin & Jenrette, Inc., or DLJ, which is recorded in the financial statements of Credit Suisse Holdings (USA), Inc., or CS Holdings, which is the Company’s direct parent. In addition, the Global Treasury department allocated to the Company’s segments gains and losses related to certain corporate treasury funding transactions, which allocation is based upon the expected funding requirements of the segments. There is an offsetting credit for this allocated interest expense and offsetting contra-revenues/revenues for the allocated gains and losses in Other Institutional Securities and Other Wealth & Asset Management.

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

The following table sets forth certain financial information of the Company’s Institutional Securities segment:

	For the Year Ended December 31,
	2005	2004	2003
	(In millions)
Revenues:
Principal transactions—net	$688	$(295)	$(826)
Investment banking and advisory	1,613	1,639	1,654
Commissions and fees	1,016	1,014	971
Net interest and dividends	1,917	2,435	2,342
Other	67	67	95
Total net revenues	5,301	4,860	4,236
Total expenses	4,982	3,970	3,678
Income(1)	319	890	558
Minority interests(2)	237	79	—
Income after minority interests(3)	$82	$811	$558

(1)                 Income from continuing operations before provision for income taxes, minority interests, discontinued operations and cumulative effect of a change in accounting principle.

(2)                 Represents minority interest revenues related to the Company’s consolidation of certain private equity funds net of related operating expenses.

(3)                 Income from continuing operations before provision for income taxes, discontinued operations and cumulative effect of a change in accounting principle.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The Institutional Securities segment recorded income after minority interests of $82 million for the year ended December 31, 2005 compared to $811 million for the year ended December 31, 2004. The results for the year ended December 31, 2005 include a litigation charge of $750 million to increase the reserve for certain private litigation. Total net revenues increased $441 million, or 9%, to $5.3 billion for the year ended December 31, 2005, reflecting higher revenues from Other Institutional Securities and Trading partially offset by lower Investment Banking revenues. The consolidation of private equity funds resulted in an increase in net revenues of $242 million and $82 million for the year ended December 31, 2005 and 2004, respectively. See Note 4 of the consolidated financial statements in Part II, Item 8 for more information. Excluding the increases attributable to the consolidation of certain private equity funds, net revenues increased $281 million, or 6%, for the year ended December 31, 2005 compared to the year ended December 31, 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The Institutional Securities segment recorded income after minority interests of $811 million for the year ended December 31, 2004 compared to $558 million for the year ended December 31, 2003. Total net revenues increased $624 million, or 15%, to $4.9 billion for the year ended December 31, 2004, reflecting higher revenues from Trading and Other Institutional Securities, partially offset by decreases in Investment Banking revenues. Excluding $82 million of revenues from the consolidation of certain legacy private equity funds, total net revenues increased $542 million, or 13%.

Trading

In evaluating the performance of its Trading activities, the Company aggregates principal transactions-net, commissions and net interest and dividends revenue as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause principal transactions and net interest income to vary from period to period.

The following table sets forth net Trading revenues of the Institutional Securities segment:

	For the Year Ended December 31,
	2005	2004	2003
	(In millions)
Fixed Income	$1,728	$1,711	$1,418
Equity	1,108	1,064	1,034
Total Trading(1)	$2,836	$2,775	$2,452

(1)                 Revenues reflect the allocation of certain net revenues and interest expense from the Global Treasury department to Trading. For the years ended December 31, 2005 and 2004, the amount was $309 million and $272 million of contra-revenues, respectively. See “—Results by Segment” above.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Total net trading revenues for the Institutional Securities segment increased $61 million, or 2%, to $2.8 billion for the year ended December 31, 2005 compared to the year ended December 31, 2004, due to modest increases in equity and fixed income net trading revenues.

Fixed income net trading revenues increased 1% to $1.7 billion reflecting increases in revenues from structured products, our new commodities business and proprietary trading largely offset by lower revenues from credit products and interest rate products. The increase in structured products net trading revenues was due to higher revenues primarily from residential mortgage and commercial mortgage products. During the third quarter of 2005, Institutional Securities enhanced its estimate of fair value of its retained interests in residential mortgage-backed securities. This change in estimate resulted in a $167 million adjustment to the valuation of these positions, which increased revenues for the year ended December 31, 2005. The decrease in revenues from credit products reflected lower revenues primarily from high-grade, high-yield and distressed products, reflecting lower volumes and wider credit spreads. The decrease in revenues from interest rate products reflected lower revenues from listed derivatives and U.S. government and agency securities.

Equity net trading revenues increased 4% to $1.1 billion primarily reflecting growth in our prime services business and higher revenues from most cash products and equity derivatives. The increase was partially offset by losses from convertible securities reflecting reduced liquidity and low volatility and lower revenues from proprietary trading.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Total net Trading revenues for the Institutional Securities segment increased $323 million, or 13%, to $2.8 billion for the year ended December 31, 2004 compared to the year ended December 31, 2003, due to significant increases in fixed income net trading revenues and a modest increase in equity net trading revenues.

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

Investment Banking

The following table sets forth the Investment Banking revenues for the Institutional Securities segment:

	For the Year Ended December 31,
	2005	2004	2003
	(In millions)
Debt underwriting	$599	$683	$734
Equity underwriting	402	423	383
Total underwriting	1,001	1,106	1,117
Advisory and other fees	612	533	537
Total Investment Banking	$1,613	$1,639	$1,654

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Investment Banking revenues decreased 2% to $1.6 billion, reflecting declines in debt and equity underwriting partially offset by an increase in advisory and other fees. For the year ended December 31, 2005, debt underwriting revenues decreased 12% compared to the year ended December 31, 2004 to $599 million, primarily reflecting the industry wide decline in underwriting revenues from high-yield securities, as well as lower underwriting revenues from asset-backed and commercial mortgage-backed securities and CDOs partially offset by higher residential mortgage-backed securities and high-grade debt underwriting revenues. Equity underwriting revenues decreased 5% to $402 million reflecting a decrease in convertible and common stock new issuance volumes. Advisory and other fees increased 15% to $612 million reflecting higher fees from mergers and acquisitions and private placements.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Investment Banking revenues decreased 1% to $1.6 billion, reflecting a decline in debt underwriting offset by an increase in equity underwriting. For the year ended December 31, 2004, debt underwriting revenues decreased 7% compared to the year ended December 31, 2003 to $683 million, primarily due to lower underwriting revenues from commercial mortgage-backed securities reflecting the industry-wide decline in mortgage-backed new issues. Underwriting revenues from high-yield debt and investment grade new issuance revenues also declined significantly due to lower volume and smaller deal sizes. These declines were partially offset by increases in debt underwriting revenues from residential mortgage-backed securities. Equity underwriting revenues increased 10% to $423 million despite a decline in convertible securities issuances, as our IPO and secondary new issuance volumes increased compared to the weak volumes in 2003. Advisory and other fees decreased less than 1% to $533 million reflecting lower fees from restructurings, private placements and structured products and flat mergers and acquisition fees.

Other Institutional Securities

Other Institutional Securities revenues primarily consist of revenues from the consolidation of certain private equity funds, the results for certain separately managed private equity and distressed assets, interest income on loans to affiliates and treasury allocations to our Trading business.

The following table sets forth Other Institutional Securities revenues:

	For the Year Ended December 31,
	2005	2004	2003
	(In millions)
Separately managed private equity and distressed assets	$278	$130	$26
Other	574	316	104
Total Other Institutional Securities	$852	$446	$130

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Total revenues from Other Institutional Securities increased $406 million to $852 million during the year ended December 31, 2005 compared to the year ended December 31, 2004, reflecting the consolidation of certain private equity funds, which resulted in an increase in net revenues of $242 million and $82 million, respectively. Net income was unaffected by the consolidation of private equity funds as offsetting minority interests and related operating expenses were recorded in the consolidated statements of income. See Note 4 of the consolidated financial statements in Part II, Item 8 for more information. Excluding the revenues attributable to the consolidation of certain private equity funds, Other Institutional Securities revenues increased $246 million, primarily related to increases in interest income on loans to affiliates and a credit that offsets the Global Treasury department’s allocation of interest expense as a contra-revenue to our Trading business, both of which reflected higher short-term interest rates.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Total revenues from Other Institutional Securities increased $316 million to $446 million for the year ended December 31, 2004, primarily reflecting a credit that offsets certain allocations of interest to our Institutional Securities businesses and an increase in revenues from certain separately managed private equity investments of $82 million as a result of our consolidation, primarily under FIN 46R, of certain private equity funds. Net income was unaffected by the consolidation of private equity funds as offsetting minority interests and related operating expenses were recorded in the consolidated statements of income. See Note 4 of the consolidated financial statements in Part II, Item 8 for more information.

Wealth & Asset Management

The Wealth & Asset Management segment consists of Alternative Capital, which includes the private equity and private funds businesses, and Private Client Services. The private equity business makes privately negotiated investments and acts as an investment manager for private equity funds. The private funds business raises private capital, primarily from institutional investors, for direct investment in venture capital, management buyout and other alternative investment funds. Private Client Services is a financial advisory business serving high-net-worth individuals and corporate investors with a wide range of Credit Suisse and third-party investment management products and services.

The following table sets forth certain financial information of the Wealth & Asset Management segment:

	For the Year Ended December 31,
	2005	2004	2003
	(In millions)
Revenues:
Principal transactions—net	$1,176	$952	$184
Investment banking and advisory	213	132	99
Asset management and other fees	303	328	322
Net interest and dividends	17	48	50
Other	15	21	106
Total net revenues	1,724	1,481	761
Total expenses	618	545	750
Income(1)	1,106	936	11
Minority interests(2)	722	563	—
Income after minority interests(3)	$384	$373	$11

(1)                 Income from continuing operations before provision for income taxes, minority interests, discontinued operations and cumulative effect of a change in accounting principle.

(2)                 Represents minority interest revenues related to the Company’s consolidation of certain private equity funds net of related operating expenses.

(3)                 Income from continuing operations before provision for income taxes, discontinued operations and cumulative effect of a change in accounting principle.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The Wealth & Asset Management segment recorded income after minority interests of $384 million for the year ended December 31, 2005 compared to $373 million for the year ended December 31, 2004. Total net revenues increased $243 million to $1.7 billion for the year ended December 31, 2005, primarily reflecting an increase in net revenues from the consolidation, primarily under FIN 46R, of certain private equity funds to $733 million for the year ended December 31, 2005 from $567 million for the year ended December 31, 2004. Net income was unaffected by the consolidation of private equity funds as offsetting minority interests and related operating expenses were recorded in the consolidated statements of income. See Note 4 of the consolidated financial statements in Part II, Item 8 for more information. Excluding the effects of the consolidation of certain private equity funds, total net revenues increased $77 million, or 8%, primarily reflecting increases in placement fees from the private funds business partially offset by lower management fees from our private equity business.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The Wealth & Asset Management segment recorded income after minority interests of $373 million for the year ended December 31, 2004 compared to $11 million for the year ended December 31, 2003. Total net revenues increased $720 million to $1.5 billion for the year ended December 31, 2004, primarily reflecting $567 million of revenues as a result of our consolidation, primarily under FIN 46R, of certain private equity funds and increases in net investment gains from certain private equity investments. Net income was unaffected by the consolidation of private equity funds as offsetting minority interests and related operating expenses were recorded in the consolidated statements of income. See Note 4 of the consolidated financial statements in Part II, Item 8 for more information. The 2003 results included a pre-tax gain of $115 million from the sale of the Japanese online broker and a pre-tax loss of $200 million relating to the write-down of intangible assets from the HNW business, which was reflected as an increase in expenses for the year ended December 31, 2003. Excluding the effects of the consolidation of certain private equity funds and the gain on the sale from the Japanese online broker, total net revenues increased $268 million, or 41%, reflecting net investment gains from certain private equity investments and increased placement fees from our private funds business.

Alternative Capital, Private Client Services and Other

The following table sets forth the Alternative Capital, Private Client Services and Other revenues for the Wealth & Asset Management segment:

	For the Year Ended December 31,
	2005	2004	2003
	(In millions)
Alternative Capital(1)	$1,467	$1,240	$426
Private Client Services(1)	221	219	232
Other	36	22	103
Total Wealth & Asset Management	$1,724	$1,481	$761

(1)                 Revenues reflect the allocation of certain net revenues and interest expense from the Global Treasury department to Alternative Capital and Private Client Services. For the years ended December 31, 2005 and 2004, the amount was $36 million and $22 million of contra-revenues, respectively. See “—Results by Segment” above.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue for Alternative Capital consist of management and placement fees, net investment gains and losses, which include realized and unrealized gains and losses, including carried interest, net interest and other revenues from private equity and private funds. Revenues from Alternative Capital increased $227 million to $1.5 billion for the year ended December 31, 2005, primarily reflecting an increase in net revenues from the consolidation, primarily under FIN 46R, of certain private equity funds to $733 million for the year ended December 31, 2005 from $567 million for the year ended December 31, 2004. Net income was unaffected by the consolidation of private equity funds as offsetting minority interests and related operating expenses were recorded in the consolidated statements of income. See Note 4 of the consolidated financial statements in Part II, Item 8 for more information. Excluding the effect of the consolidation of certain private equity funds, Alternative Capital’s total net revenues increased $61 million, or 9%, primarily reflecting increases in placement fees from the private funds business partially offset by slightly lower management fees from our private equity business.

Revenues for Private Client Services increased less than 1% to $221 million, primarily due to higher commissions partially offset by lower net interest revenues.

Other revenues increased $14 million in 2005 compared to the year ended December 31, 2004, reflecting an increase in the credit that offsets allocations by the Global Treasury department to our alternative capital and private client services businesses of certain interest expense and revenues.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues for Alternative Capital increased $814 million to $1.2 billion, primarily reflecting $567 million of revenues as a result of our consolidation, primarily under FIN 46R, of certain private equity funds. Net income was unaffected by the consolidation of private equity funds as offsetting minority interests and related operating expenses were recorded in the consolidated statements of income. See Note 4 of the consolidated financial statements in Part II, Item 8 for more information. Excluding the effect of the consolidation of certain private equity funds, Alternative Capital’s total net revenues increased $247 million, or 58%, reflecting net investment gains from certain private equity investments and increased placement fees from our private funds business.

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

Segment Expenses

The normal operating cost structure of each of our segments is similar and, consequently, the discussion of expenses is presented on an aggregate basis for our segments. For information on expenses that are not allocated to the Company’s segments, see “Results of Operations” and Notes 1, 15 and 19 of the consolidated financial statements in Part II, Item 8.

The following table sets forth employee compensation and benefits expenses, other expenses and total expenses of the Company’s segments and does not include expenses from Elimination & Other:

	For the Year Ended December 31,
	2005	2004	2003
	(In millions)
Employee compensation and benefits	$3,511	$3,335	$2,740
Other expenses	2,089	1,180	1,688
Total expenses	$5,600	$4,515	$4,428

As is normal in the financial services industry, a significant portion of compensation expense is a bonus amount awarded shortly after year end. Our bonuses are based upon a number of factors, including the profitability of each business segment and market conditions. From time to time, we guarantee certain minimum compensation levels to attract new employees or to retain existing employees. A portion of our bonus is in the form of non-cash incentive compensation, which may include awards of CSG shares under a CSG share plan, options to acquire shares and ROE units tied to the return on equity of Institutional Securities and Wealth & Asset Management, generally over a three to five-year period. In the third quarter of 2003, we introduced a general three-year vesting period for share awards, in line with our long-term service and retention strategy and industry practice, and we increased the amount of compensation in the form of shares rather than options. In the first quarter of 2005, we introduced a five-year vesting period for share awards linked to the earnings and share price of CSG.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Total expenses increased $1.1 billion, or 24%, to $5.6 billion for the year ended December 31, 2005 compared to the year ended December 31, 2004, primarily as a result of a litigation charge of $750 million in 2005 to increase the reserve for certain private litigation. Employee compensation and benefits expenses were higher reflecting higher incentive compensation, share-based compensation, base salaries and headcount. These increases were partially offset by lower accruals for severance and certain deferred compensation plans. Included in employee compensation and benefits expense was $179 million and $289 million for the years ended December 31, 2005 and 2004, respectively, related to business activities conducted by Company employees on behalf of CSG affiliates outside of the Company. These expenses were charged to these affiliates and are reflected as a reduction in our other operating expenses. See Notes 1, 3 and 15 of the consolidated financial statements in Part II, Item 8 for more information.

Other expenses consist principally of occupancy and equipment rental; brokerage, clearing and exchange fees; communications; professional fees; merger-related costs of retention awards and all other operating expenses, all of which increased reflecting increased levels of business activity, except for merger-related expenses which decreased reflecting the completion of retention awards in 2004. Other expenses increased $909 million for the year ended December 31, 2005 compared to the year ended December 31, 2004, primarily as a result of a litigation charge of $750 million in 2005 to increase the reserve for certain private litigation. In addition, expenses for the year ended December 31, 2004 included the positive impact of an insurance settlement of $65 million. Included in other operating expenses are affiliate service fees (including the charge to affiliates for compensation expense) that are treated as a reduction in other operating expenses. Excluding the litigation charge to increase the reserve for certain private litigation and the charges to affiliates for compensation expense, other operating expenses increased 3%.

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

Other expenses decreased 30% for the year ended December 31, 2004 compared to the year ended December 31, 2003, primarily as a result of reductions in other operating expenses and merger-related costs. The decrease in other operating expenses reflects higher affiliate service fees that are treated as a reduction in other operating expenses, the $200 million pre-tax loss relating to the write-down of intangible assets from the HNW business in 2003 and lower litigation charges reflecting the receipt of an insurance settlement in 2004. The decline in merger-related costs reflects the completion of the retention awards in 2004.

Provision for Taxes

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The provision for income taxes from continuing operations for the years ended December 31, 2005 and 2004 was $61 million and $397 million, respectively. Excluded from the provision for income taxes for the year ended December 31, 2005 was an income tax expense of $3 million related to the Company’s adoption of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” and SFAS No. 123 (Revised 2004), “Share-Based Payment,” or SFAS 123R. See Note 15 of the consolidated financial statements in Part II, Item 8.

The effective tax rate from continuing operations changed from a provision of 21.8% in 2004 to a provision of 5.4% in 2005. The change in the effective tax rate was due primarily to an increase in non-taxable revenues from certain private equity funds consolidated primarily under FIN 46R. See Note 17 of the consolidated financial statements in Part II, Item 8.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The provision for income taxes from continuing operations for the years ended December 31, 2004 and 2003 was $397 million and $244 million, respectively. Excluded from the provision for income taxes for the year ended December 31, 2003 was a provision of $485 million from discontinued operations and a benefit of $5 million related to the cumulative effect of a change in accounting principle as a result of our adoption of FIN 46. See Note 4 of the consolidated financial statements in Part II, Item 8.

The effective tax rate from continuing operations changed from a provision of 43.0% in 2003 to a provision of 21.8% in 2004. The change in the effective tax rate was due primarily to non-taxable revenues from certain private equity funds consolidated primarily under FIN 46R and lower state and local income tax expense. See Note 17 of the consolidated financial statements in Part II, Item 8.

Employee Benefit Plan

We participate in a non-contributory defined benefit pension plan for certain individuals employed on or before January 1, 2000. CSG applies sponsor accounting for accounting and reporting for defined benefit pension plans. The Company and other CSG entities participate in and contribute to the same plan and the assets held by the plan are not restricted or segregated and can be used to provide benefits to employees of any of the participating CSG entities. The Company has been designated to be the sponsor of the plan and records all liabilities and expenses and allocates a portion of the expenses to affiliates for employees outside of the Company.

For the year ended December 31, 2005, the Company did not make any contributions to the defined benefit pension plan. For the years ended December 31, 2004 and 2003, we contributed $225 million and $40 million, respectively, to the defined benefit pension plan.

To determine our obligations with respect to the pension plan, we are required to make certain actuarial assumptions and estimates, including the expected rate of return on plan assets and the discount rate. The assumption of the expected long-term rate of return on plan assets is based on historical real rates of return of the various asset classes, weighted based on the target asset allocation percentages for each major category of plan assets. The expected long-term rate of return on plan assets was 8.25% for 2005 and 8.5% for 2004. The discount rate is used to discount the liability for expected future benefit payments and is determined using certain AA and AAA bond indices. The discount rate used in determining the projected benefit obligation for the defined benefit pension plan was 5.5% for 2005 and 6% for 2004. See Note 16 of the consolidated financial statements in Part II, Item 8 for additional information, including quantitative data and recent changes relating to the defined benefit pension plan and other plans.

In 2005 and 2003, we had an unfunded accumulated benefit obligation in this pension plan and recorded minimum pension liability adjustments of $175 million and $4 million, respectively, net of tax, in accumulated other comprehensive loss in the consolidated statements of financial condition. The unfunded accumulated benefit obligation of our defined benefit pension plan in 2005 was $15 million and was due primarily to changes in the assumptions used to determine our accumulated benefit obligation. In 2004, the fair value of the plan assets was greater than the accumulated benefit obligation. Accordingly, in 2004 we reversed the minimum pension liability adjustments recorded in 2003, 2002 and 2001, which resulted in an increase in accumulated other comprehensive income of $150 million, net of tax.

Share-based Compensation

We have adopted SFAS 123R as of January 1, 2005, using the modified prospective method. We had previously adopted the recognition provisions of SFAS 123 effective January 1, 2003. See Note 15 of the consolidated financial statements in Part II, Item 8 for more information.

In connection with our adoption of SFAS 123R, we recorded an after-tax gain of $6 million in the consolidated statement of income as a cumulative effect of a change in accounting principle to reverse the expense for awards previously recognized on all outstanding unvested awards that are expected to be forfeited. For new grants after January 1, 2005, forfeitures are included in the initial estimate of compensation expense at the grant date.

In a December 2005 speech, the SEC staff provided further guidance on SFAS 123R relating to accounting for share-based compensation awards subject to a non-competition provision that have scheduled vesting beyond an employee’s eligibility for early retirement. The SEC staff noted that such share-based awards should generally be expensed over the period from grant date to the date an employee becomes eligible for early retirement, rather than over the entire vesting, or stated service, period, unless the non-competition provision and other factors establish an in-substance requisite service period that extends beyond the early retirement date. Based on a review of relevant share-based awards granted during 2005, the Company had previously concluded that the most appropriate service period to be used for expensing those awards is the vesting period. As a result of the December 2005 guidance, and based on subsequent discussions with the SEC staff, the Company recorded in the fourth quarter of 2005 an incremental expense to reflect the full-year cost of its 2005 share-based awards to early-retirement eligible employees. This incremental expense reflects the attribution of the total cost of these awards over the period from the grant date to the date the employee becomes eligible for early retirement rather than over the vesting period that ranged from three to five years.

The impact of the Company’s change in accounting was to increase fourth quarter and full year 2005 compensation and benefits by $296 million ($12 million of which was charged to affiliates), and to decrease fourth quarter and full year 2005 net income by $185 million. This non-cash charge, recorded in Elimination & Other, represents the recognition of compensation expense for share-based awards granted in 2005 that otherwise would have been recorded generally over vesting periods of three to five years.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Management Oversight

We believe that maintaining access to liquidity is fundamental for firms operating in the financial services industry. We have therefore established a comprehensive process for the management and oversight of our capital, liquidity and funding strategies. Credit Suisse’s Asset and Risk Management Committee, or CARMC, has primary oversight responsibility for these functional disciplines. This committee, which meets on a quarterly basis, includes the CEOs of CSG and of its divisions, the Chief Financial Officer, the Chief Risk Officer and the Treasurer. CARMC reviews capital and balance sheet development, current and prospective funding, and adherence to internal Treasury risk limits and capital and liquidity targets. The tactical implementation of this strategy is subsequently refined and updated through regular monthly sessions with the Chief Risk Officer, the Chief Financial Officer and the Treasurer and other senior management.

The Global Treasury department is responsible for the day-to-day management of capital, liquidity and funding, as well as relationships with creditor banks and fixed income investors. It also maintains regular contact with rating agencies and regulators on these and other issues. See “Liquidity Risk” in “Risk Factors” in Part I, Item 1A.

Liquidity Management Organization

We are an indirect subsidiary of Credit Suisse, a Swiss bank. Consequently, our liquidity management structure operates at two levels, the “Non-Bank Franchise” and the “Bank Franchise.” See “—Balance Sheet and Funding.”

First, at the holding company level, the “Non-Bank Franchise,” where access to parent bank funding is limited, we aim to maintain sufficient liquidity so that in the event that we are unable to access the unsecured capital markets, we have cash and liquid assets sufficient to repay maturing liabilities for a minimum period of one year. When assessing the amount of cash and liquid assets, we take account of the regulatory restrictions that limit the amount of cash that could be distributed upstream by our principal broker-dealer subsidiaries, CS Securities and CS Capital, which hold over 86% of our consolidated assets.

Second, our regulated subsidiaries have access to unsecured funding from Credit Suisse, the “Bank Franchise,” as well as secured funding via the repurchase and securities lending markets. Historically, Credit Suisse’s bank deposit base has proven extremely stable and is comprised of a diversified customer base, including retail deposits, as well as wholesale and institutional deposits. In a stressed liquidity environment, our broker-dealers would directly access the secured funding markets to replace unsecured borrowings from Credit Suisse.

Balance Sheet and Funding

The majority of our assets are held in our broker-dealer subsidiaries and comprise a substantial portion of the Bank Franchise. These assets — principally trading inventories in our Institutional Securities business — are funded by a combination of collateralized short-term borrowings, which include securities sold under agreements to repurchase and securities loaned, as well as unsecured loans from Credit Suisse, the central funding entity of the Bank Franchise. Significant portions of our assets held in the Bank Franchise are highly liquid, with the majority consisting of securities inventories and collateralized receivables, which fluctuate depending on the levels of proprietary trading and customer business. Collateralized receivables consist primarily of securities purchased under agreements to resell and securities borrowed, both of which are primarily secured by U.S. government and agency securities and marketable corporate debt and equity securities. In addition, we have significant receivables from customers, brokers, dealers and others, which turn over frequently. To meet client needs as a securities dealer, we carry significant levels of trading inventories.

Unsecured funding for the Bank Franchise originates largely from Credit Suisse’s borrowings in the wholesale and institutional deposit markets as well as access to retail deposits. The retail and private bank funding base is primarily comprised of time deposits and deposits callable on demand. While the contractual maturity of these deposits is typically under three months, they have historically shown remarkable stability even under extreme market conditions. Additional funding is also sourced via short-term inter-company borrowings from other CSG entities on both a secured and unsecured basis.

Assets not funded by the Bank Franchise include less liquid assets such as certain mortgage whole loans, distressed securities, high-yield debt securities, asset-backed securities and private equity and other long-term investments. These less liquid assets are principally held in the Non-Bank Franchise. These assets may be relatively illiquid at times, especially during periods of market stress. Mortgage whole loans, distressed securities, high-yield debt and asset-backed securities are generally financed with a combination of short-term unsecured financing or repurchase agreements, long-term borrowings and stockholder’s equity. We typically fund a significant portion of less liquid assets, such as private equity investments, with long-term borrowings that we issue directly to the market, and stockholder’s equity.

Short-term funding is generally obtained at rates related to the Federal Funds rate, the London Interbank Offered rate , or LIBOR, or other money market indices, while long-term funding is generally obtained at fixed and floating rates related to U.S. Treasury securities or LIBOR, depending upon prevailing market conditions. We continually aim to broaden our funding base by geography, investor and funding instrument.

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

Because of changes relating to customer needs, economic and market conditions and proprietary trading and other strategies, our total assets, or the individual components of total assets, may vary significantly from period to period. As of December 31, 2005 and 2004, our total assets were $297.8 billion and $275.8 billion, respectively.

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

For the Non-Bank Franchise, our objective is to ensure that the liquidity barometer equals or exceeds a time horizon of one year. For the Bank Franchise, our objective is to ensure the liquidity barometer equals or exceeds 120 days. The different time horizons reflect the relative stability of the unsecured funding base of each franchise. In the Non-Bank Franchise, liabilities are measured at their contractual maturities because historically, investors in publicly issued debt securities and commercial paper are highly sensitive to liquidity events such that we believe access to these markets could be quickly diminished. Conversely, the Bank Franchise’s retail and institutional deposit base is measured using contractual maturities that have been adjusted to reflect behavioral stability. Historically, this core deposit base has proven extremely stable, even in stressed markets. The conservative parameters we use in establishing the time horizons in the funding franchises assume that assets will not be sold to generate cash, no new unsecured debt can be issued, and funds that are assumed to be trapped because of regulatory restrictions are not available to be distributed upstream in a stressed liquidity environment. For liquidity purposes, the adjusted market value of unencumbered assets includes a conservative reduction from market value, or “haircut,” reflecting the amount that could be realized by pledging an asset as collateral to a third-party lender in a secured funding transaction.

In the case of the Non-Bank Franchise, contingent commitments include such items as commitments to invest in private equity funds. Certain contingent obligations do not materially impact the liquidity planning at the Company or Non-Bank Franchise, as these are incurred by other affiliated operating entities that are not consolidated by the Company. These items, which are taken into account in our liquidity planning for the Bank Franchise, include:

•       credit rating-related collateralization requirements (Credit Suisse’s derivatives business is primarily conducted in Credit Suisse International, a wholly-owned subsidiary of CSG);

•       back-up liquidity lines provided to asset-backed commercial paper conduits (back-up liquidity lines are provided by Credit Suisse); and

•       committed undrawn credit facilities to clients (Credit Suisse’s corporate lending business is conducted in Credit Suisse).

The Bank Franchise maintains two large secondary sources of liquidity. The first is via a large portfolio of liquid fixed income securities, which is segregated and managed to provide for emergency liquidity needs only. This liquidity portfolio is maintained at a level well beyond regulatory requirements and could provide a significant source of liquidity for an extended period in the event of stressed market conditions. In addition to these assets held directly in Credit Suisse, the Bank Franchise maintains another large source of secondary liquidity through Credit Suisse’s principal broker-dealers and other regulated operating entities. The Bank Franchise has historically been able to access significant liquidity through the secured funding markets (securities sold under agreements to repurchase, securities loaned and other collateralized financing arrangements), even in periods of market stress. We continually monitor overall liquidity by tracking the extent to which unencumbered marketable assets and alternative unsecured funding sources exceed both contractual obligations and anticipated contingent commitments.

As of December 31, 2005, we estimate that the Non-Bank Franchise held cash, other liquidity reserves and marginable assets, net of haircuts, of approximately $9.0 billion versus estimated maturing obligations and commitments out to one year of $5.8 billion. Also, as of December 31, 2005, we estimate that the Bank Franchise held cash, other liquidity reserves and marginable assets, net of haircuts, of approximately $104.9 billion versus estimated maturing obligations, commitments and contingent funding requirements out to 120 days of $95.1 billion.

Our liquidity planning and management focuses on maintaining a liquidity cushion so that we may continue to conduct business for an extended period in the event of a crisis. Our liquidity contingency plan focuses on the specific actions that we would take in the event of a crisis, including a detailed communication plan for creditors, investors and customers. The plan, which is regularly updated, sets out a three-stage process of the specific actions we would take:

•       Stage I—Market disruption

•       Stage II—Unsecured markets partially inaccessible

•       Stage III—Unsecured markets fully inaccessible

In the event of a liquidity crisis, a meeting of the Liquidity Crisis Committee would be convened by Global Treasury to activate the contingency plan. The Liquidity Crisis Committee’s membership includes senior business line, Global Treasury and finance department management. This committee would meet frequently throughout the crisis to ensure our plans are executed.

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

Our cash capital as of December 31, 2005 totaled $42.2 billion compared with $36.9 billion as of December 31, 2004. The increase in cash capital of $5.3 billion was primarily due to an increase in long-term debt. As of December 31, 2005, cash capital was substantially in excess of our cash capital requirements.

Contractual Obligations and Commitments

The following table sets forth future cash payments on our contractual obligations pursuant to long-term borrowings, operating leases and purchase obligations as of December 31, 2005:

	Contractual Obligations Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
	(In millions)
Long-term borrowings	$3,692	$11,045	$6,032	$13,157	$33,926
Operating leases	154	290	271	982	1,697
Purchase obligations(1)	43	57	38	26	164
Total contractual obligations	$3,889	$11,392	$6,341	$14,165	$35,787

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

Our long-term borrowings are unsecured. As of December 31, 2005, the weighted average maturity of our long-term borrowings was approximately 4.9 years. Our lease obligations are primarily for our principal offices in New York City and other locations. The operating lease obligations in the table above do not reflect $310 million in sublease revenue and $560 million of executory costs such as insurance, maintenance and taxes. We had no material capital lease obligations as of December 31, 2005.

We have commitments under a variety of arrangements that are not recorded as liabilities in our consolidated statements of financial condition. These commitments are in addition to guarantees and other arrangements discussed in “—Off-Balance Sheet Arrangements.” The following table sets forth certain of our commitments, including the current portion as of December 31, 2005:

	Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total commitments
	(In millions)
Standby resale agreements(1)	$25	$125	$—	$—	$150
Private equity(2)	174	93	58	401	726
Forward agreements(3)	9,677	—	—	—	9,677
Unfunded lending commitments(4)	97	178	236	219	730
Unfunded warehousing commitments(5)	1,168	—	—	—	1,168
Total commitments	$11,141	$396	$294	$620	$12,451

(1)                 In the ordinary course of business, we maintain certain standby resale agreement facilities that commit us to enter into securities purchased under agreements to resell with customers at current market rates.

(2)                 As of December 31, 2005 we had commitments to invest up to an additional $726 million in non-consolidated private equity funds and $924 million in consolidated private equity funds.

(3)                 Represents commitments to enter into securities purchased under agreements to resell and agreements to borrow securities.

(4)                 We enter into commitments to extend credit in connection with certain premium finance, leveraged finance and other activities.

(5)                 We enter into commitments to warehouse commercial mortgage whole loans.

For information on these and other material commitments, see Notes 5, 8, 9 and 10 of the consolidated financial statements in Part II, Item 8. For information on commitments under our pension arrangements, see Note 16 of the consolidated financial statements in Part II, Item 8.

Excluded from the table above are certain commitments to originate and purchase mortgage whole loans that qualify as derivatives. These commitments are reflected in derivatives contracts in the consolidated statements of financial condition. For more information on our derivatives contracts, see Note 6 of the consolidated financial statements in Part II, Item 8.

The following table sets forth our commercial paper and other short-term unsecured borrowings:

	December 31, 2005	December 31, 2004
	(In millions)
Bank loans	$263	$350
Commercial paper	1,298	1,249
Loans from affiliates(1)	12,093	20,085
Total	$13,654	$21,684

(1)                 We have significant financing transactions with Credit Suisse and certain of its subsidiaries and affiliates. See “—Related Party Transactions” and Note 3 of the consolidated financial statements in Part II, Item 8.

Credit Facilities

As of December 31, 2005, CS Securities maintained with third parties five 364-day committed secured revolving credit facilities totaling $2.2 billion, with one facility for $500 million maturing in July 2006, one facility for $200 million maturing in August 2006, one facility for $500 million maturing in November 2006, one facility for $500 million maturing in February 2007 and one facility for $500 million maturing in March 2007. We expect to renew these facilities as they mature. These facilities require CS Securities to pledge unencumbered marketable securities to secure any borrowings. Borrowings under each facility would bear interest at short-term rates related to either the Federal Funds rate or LIBOR and can be used for general corporate purposes. The facilities contain customary covenants that we believe will not impair our ability to obtain funding. As of December 31, 2005, no borrowings were outstanding under any of the facilities. We may from time to time enter into additional secured revolving credit facilities as part of our liquidity management.

Long-term Funding

We issue long-term debt through U.S. and Euromarket medium-term note programs, as well as syndicated and privately placed offerings around the world.

Our currently effective automatic shelf registration statement on file with the SEC, which was established in February 2006, allows us to issue from time to time senior and subordinated debt securities and warrants to purchase such securities.

Under our $5.0 billion Euro medium-term note program, which was established in July 2001 and allows us to issue notes from time to time, we had as of March 17, 2006 $1.2 billion available for issuance.

For the year ended December 31, 2005, we issued $8.3 billion in senior notes and $217 million in structured notes and we repaid approximately $2.1 billion of medium-term notes, $1.0 billion of senior notes and $56 million of structured notes.

Credit Ratings

Our access to the debt capital markets and our borrowing costs depend significantly on our credit ratings. Credit ratings are important to us when competing in certain markets and when seeking to engage in longer-term transactions, including OTC derivatives. Rating agencies take many factors into consideration in determining a company’s rating and may raise, lower or withdraw their ratings or publicly announce an intention to raise or lower their ratings at any time. Such factors include earnings performance, business mix, market position, financial strategy, level of capital, risk management policies and practices and management team, and our affiliation with Credit Suisse and CSG, in addition to the broader outlook for the financial services industry.

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

Because a significant portion of our OTC derivatives arrangements are with affiliates, the amount of collateral that we would have been required to post pursuant to such contracts in the event of a one-notch downgrade of our senior long-term debt credit rating was not material as of December 31, 2005.

As of March 17, 2006, our ratings and ratings outlooks were as follows:

	Long-Term Debt	Commercial Paper		Outlook
Fitch Ratings	AA-	F-1	+	Stable
Moody’s Investors Service	Aa3	P-1		Stable
Standard & Poor’s	A+	A-1		Positive

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

Regulated Subsidiaries

Our principal wholly owned subsidiary, CS Securities, is a registered broker-dealer, registered futures commission merchant and member firm of the NYSE. Accordingly, CS Securities is subject to the minimum net capital requirements of the SEC and the CFTC. Under the alternative method permitted by SEC Rule 15c3-1, the required net capital may not be less than the greater of 2% of aggregate debit balances arising from customer transactions or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act less the market value of certain commodity options, all as defined. Under CFTC Regulation 1.17, the required minimum net capital requirement is 8% of the total risk margin requirement (as defined) for all positions carried in customer accounts plus 4% of the total risk margin requirement (as defined) for all positions carried in non-customer accounts. As of December 31, 2005, CS Securities’ net capital of approximately $4.5 billion was 59.1% of aggregate debit balances and in excess of the minimum requirement by approximately $4.3 billion.

Our OTC derivatives dealer subsidiary, CS Capital, is also subject to the uniform net capital rule, but computes its net capital requirements based on value at risk pursuant to Appendix F of Rule 15c3-1. As of December 31, 2005, CS Capital’s net capital of $504 million, allowing for market and credit risk exposure of $60 million and $216 million, respectively, was in excess of the minimum net capital requirement by $484 million. CS Capital operates pursuant to the (k)(2)(ii) exemptive provisions of Rule 15c3-3 of the Exchange Act and accordingly, all customer transactions are cleared through CS Securities on a fully disclosed basis.

As of December 31, 2005, our subsidiaries complied with all applicable regulatory capital adequacy requirements.

Cash Flows

Our consolidated statements of cash flows classify cash flows into three broad categories: cash flows from operating activities, investing activities and financing activities. These statements should be read in conjunction with “—Related Party Transactions” as well as Note 3 of the consolidated financial statements in Part II, Item 8.

We present the consolidated statements of cash flows for the year ended December 31, 2003 as if Pershing was part of our continuing operations until its sale in May 2003. The assets and liabilities of Pershing as of December 31, 2002 were not presented as assets held for sale and liabilities held for sale.

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

For the Year Ended December 31, 2005

Cash and cash equivalents increased $157 million to $884 million as of December 31, 2005. Cash used in operating activities was $6.5 billion. The change in cash used in operating activities reflected a net increase in operating assets relative to operating liabilities of $7.8 billion, which occurred in the normal course of operations as a result of changes in customer needs, market conditions and proprietary trading and other strategies.

Cash of $2.9 billion was used in investing activities. The Company provided funding to affiliates, resulting in increases in receivables from parent and affiliates of $2.5 billion. The Company also used cash of $126 million in connection with acquisitions.

Cash provided by financing activities was $9.5 billion. The changes are due to increases in net collateralized financing arrangements of $12.3 billion and an increase of $8.5 billion in long-term borrowings used primarily to fund normal operating activities and provide funding to affiliates as part of the Company’s investing activities and repay $3.2 billion in long-term borrowings and $8.2 billion in short-term borrowings.

For the Year Ended December 31, 2004

Cash and cash equivalents increased $393 million to $727 million as of December 31, 2004. Cash used in operating activities was $5.9 billion. The change in cash used in operating activities reflected a net increase in operating assets relative to operating liabilities of $7.8 billion, which occurred in the normal course of operations as a result of changes in customer needs, market conditions and proprietary trading and other strategies.

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

OFF-BALANCE SHEET ARRANGEMENTS

We enter into off-balance sheet arrangements in the ordinary course of business. Off-balance sheet arrangements are transactions, agreements or other contractual arrangements with, or for the benefit of, an entity that is not consolidated with an issuer, and which include guarantees and similar arrangements, retained or contingent interests in assets transferred to an unconsolidated entity, and obligations and liabilities (including contingent obligations and liabilities) for the purpose of providing financing, liquidity, market risk or credit risk support.

We have not entered into any derivatives contracts indexed or linked to the stock of CSG.

Guarantees

In the ordinary course of our business, we provide guarantees and indemnifications that contingently obligate us to make payments to the guaranteed or indemnified party based on changes in an asset, liability or equity security of the guaranteed or indemnified party. We may also be contingently obligated to make payments to a guaranteed party based on another entity’s failure to perform, or an indirect guarantee of the indebtedness of others. Guarantees we provide include customary indemnifications to purchasers in conjunction with the sale of assets or businesses; to investors in private equity funds sponsored by the firm regarding potential obligations of employees to return amounts previously paid as carried interest; and to investors in our securities and other arrangements to provide “gross up” payments if there is a withholding or deduction because of a tax assessment or other governmental charge. From time to time, we also guarantee the obligations of subsidiaries of CSG that are not our consolidated subsidiaries, and these guarantees are included in the scope of the disclosure requirements of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45.

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

Retained or Contingent Interests in Assets Transferred to Unconsolidated Entities

We originate commercial mortgages and originate and purchase residential mortgages and purchase other debt obligations such as automobile loans and student loans and sell these assets directly or through affiliates to special purpose entities that are, in most cases, qualified special purpose entities, or QSPEs. These QSPEs issue securities that are backed by the assets transferred to the QSPEs and pay a return based on the returns on those assets. Investors in these mortgage-backed and asset-backed securities typically have recourse to the assets in the QSPE. The investors and the QSPEs have no recourse to our assets.

These QSPEs are generally sponsored by our subsidiaries. Our principal broker-dealer subsidiary, CS Securities, underwrites and makes markets in these mortgage-backed and asset-backed securities. Under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125,” a QSPE is not required to be consolidated with the transferor. Our mortgage-backed and asset-backed securitization activities are generally structured to use QSPEs, and the assets and liabilities transferred to QSPEs are not included in our financial statements.

We may retain interests in these securitized assets if CS Securities holds the assets in connection with its underwriting or market-making activities. Retained interests in securitized financial assets are included at fair value in the consolidated statements of financial condition. Any changes in the fair value of these retained interests are recognized in the consolidated statements of income. We engage in these securitization activities to meet the needs of clients as part of our fixed income activities, to earn fees and to sell financial assets. These securitization activities do not provide a material source of our liquidity, capital resources or credit risk or market risk support. See Note 4 of the consolidated financial statements in Part II, Item 8, which includes quantitative information on our securitization activities and retained interests.

Variable Interest Entities

We are involved with various entities in the normal course of business that may be deemed to be variable interest entities, or VIEs, including VIEs that issue CDOs.

We purchase loans and other debt obligations from and on behalf of clients primarily for the purpose of securitization. The loans and other debt obligations are sold by us to affiliates for warehousing prior to being transferred by affiliates, to QSPEs or to VIEs that issue CDOs. CDOs are securities backed by the assets transferred to the VIE and pay a return based on the returns on those assets. Investors typically have recourse to the assets in the CDO VIE. The investors and the CDO VIE have no recourse to the Company’s assets. CS Securities structures, underwrites and makes a market in these CDOs, and we may have retained interests in these CDOs in connection with CS Securities’ underwriting and market-making activities. We engage in these CDO transactions to meet the needs of clients, to earn fees and to sell financial assets. These CDO transactions do not provide a material source of our liquidity, capital resources or credit risk or market risk support.

FIN 46 requires us to consolidate all VIEs for which we are the primary beneficiary which is defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both. In December 2003, the FASB modified FIN 46, through the issuance of FIN 46R, to address various implementation issues that had arisen since the issuance of FIN 46 and to provide companies the option to defer the adoption of FIN 46 for certain VIEs to periods ending after March 15, 2004. As of December 31, 2005 and 2004, we consolidated CDO VIEs for which we are the primary beneficiary. We also have interests in CDO VIEs that are not required to be consolidated because we are not the primary beneficiary.

As of January 1, 2004, the Company consolidated, primarily under FIN 46R, certain private equity funds that are managed by the Company. See Notes 1 and 4 of the consolidated financial statements in Part II, Item 8.

RELATED PARTY TRANSACTIONS

CSG, through CS Holdings, owns all of our outstanding voting common stock. We are involved in significant financing and other transactions, and have significant related party balances, with Credit Suisse and certain affiliates. We generally enter into these transactions in the ordinary course of business and believe that these transactions are on market terms that could be obtained from unrelated third parties. See “—Derivatives” and Notes 3 and 6 of the consolidated financial statements in Part II, Item 8 for more information.

Certain of our directors, officers and employees and those of our affiliates and their subsidiaries maintain margin accounts with CS Securities and other affiliated broker-dealers in the ordinary course of business. In addition, certain of such directors, officers and employees have investments or commitments to invest in various private equity funds. We make loans to directors and executive officers on the same terms as are generally available to third parties or otherwise pursuant to widely available employee benefit plans. CS Securities and other affiliated broker-dealers, from time to time and in the ordinary course of business, enter into, as principal, transactions involving the purchase or sale of securities from or to such directors, officers and employees and members of their immediate families.

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

Private Equity Activities

Our private equity and other long-term investment activities include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. These investments are primarily in unlisted or illiquid equity or equity-related securities and are carried at fair value based on a number of factors. As of December 31, 2005 and 2004, we had investments in private equity and other long-term investments of $3.6 billion and $3.1 billion, respectively. As of December 31, 2005, we had commitments to invest up to an additional $726 million in non-consolidated private equity funds and $924 million in consolidated private equity funds. The increase in private equity and other long-term investments reflects our consolidation of certain private equity funds. See “Business—Products and Services—Wealth & Asset Management—Alternative Capital—Private equity group” in Part I, Item 1, “—Critical Accounting Policies and Estimates—Fair Value” in Part II, Item 7 and Notes 1 and 5 of the consolidated financial statements in Part II, Item 8 for more information.

Corporate Debt, Mortgage Whole Loans and Other Non-Investment-Grade Financial Instruments

We underwrite, trade and hold non-investment-grade financial instruments, which include corporate debt, commercial and residential mortgage whole loans, loan participations, derivatives contracts and certain separately managed distressed financial instruments. Corporate debt includes high-yield debt, distressed debt, commercial and residential mortgage-backed securities, other asset-backed securities and CDOs. Due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions, these financial instruments and loans generally involve greater risk than investment-grade financial instruments. We record corporate debt, derivatives contracts and certain separately managed distressed financial instruments at fair value. We record commercial mortgage whole loans, certain residential mortgage whole loans and loan participations that are held for sale at the lower of cost or fair value. Timing of the securitization of our mortgage whole loan inventory will affect the size of our positions at any given time. The following table sets forth our positions in these instruments as of December 31, 2005 and 2004:

	December 31, 2005		December 31, 2004
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Corporate debt	$3,286	$917	$2,152	$709
Mortgage whole loans	17,817	—	14,987	—
Loan participations	9	—	17	—
Derivatives contracts	321	—	141	—
Distressed financial instruments	113	—	185	—
Total	$21,546	$917	$17,482	$709

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

Sources and Maturities of OTC Derivatives

The following table sets forth the distributions, by maturity, of our exposure with respect to OTC derivatives as of December 31, 2005. Fair values were determined on the basis of pricing models and other valuation methods. See “—Critical Accounting Policies and Estimates—Fair Value” in Part II, Item 7 and Notes 1, 6 and 10 of the consolidated financial statements in Part II, Item 8 for more information.

	Assets Maturity Distribution as of December 31, 2005
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total fair value
	(In millions)
Interest rate and credit spread risk	$1,436	$1,594	$150	$689	$3,869
Foreign exchange risk	21	14	—	—	35
Equity price risk	109	259	29	102	499
Total	$1,566	$1,867	$179	$791	$4,403

	Liabilities Maturity Distribution as of December 31, 2005
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total fair value
	(In millions)
Interest rate and credit spread risk	$898	$416	$18	$84	$1,416
Foreign exchange risk	7	9	—	—	16
Equity price risk	164	164	14	12	354
Total	$1,069	$589	$32	$96	$1,786

The following table sets forth as of December 31, 2005 substantially all of our exposure with respect to OTC derivatives, by counterparty credit rating and with affiliates.

Credit Rating(1)	December 31, 2005
(In millions)
AA+/AA	$108
AA-	3,043
A+/A/A-	89
BBB+/BBB/BBB-	19
BB+ or lower	118
Unrated	184
Derivatives with affiliates	842
Total	$4,403

(1)                 Credit ratings are determined by external rating agencies or by our credit risk management department.

Derivatives With Related Parties

We enter into a substantial number of derivatives transactions with related parties. The following table sets forth derivatives transactions with related parties consisting primarily of interest rate swaps, credit default swaps, foreign exchange forward contracts, equity forward contracts and total return swaps on equities. The fair values of derivatives contracts outstanding with related parties as of December 31, 2005 and 2004 were as follows.

	December 31, 2005		December 31, 2004
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Interest rate and credit spread risk	$738	$443	$1,346	$616
Foreign exchange risk	20	5	45	18
Equity price risk	84	41	9	61
Total	$842	$489	$1,400	$695

See Notes 3 and 6 of the consolidated financial statements in Part II, Item 8 for more information.

Item 7A:      Quantitative and Qualitative Disclosures About Market Risk

RISK MANAGEMENT

OVERVIEW

The Company is part of CSG and its risks are managed as part of CSG. The CSG risk management process is designed to ensure that there are sufficient independent controls to measure, monitor and control risks in accordance with CSG’s control framework and in consideration of industry best practices. The primary responsibility for risk management lies with CSG’s senior business line managers. They are held accountable for all risks associated with their businesses, including counterparty risk, market risk, liquidity risk, operational risk, legal risk and reputational risk.

RISK MANAGEMENT PRINCIPLES

The prudent taking of risk is fundamental to the business of CSG. The primary objectives of risk management are to protect the financial strength and the reputation of CSG. CSG’s risk management framework is based on the following principles, which apply universally across all businesses and risk types.

•       Protection of financial strength: CSG controls risk in order to limit the impact of potentially adverse events on CSG’s capital and income. CSG’s risk appetite is to be consistent with its financial resources.

•  Protection of reputation: The value of the CSG franchise depends on CSG’s reputation. Protecting a strong reputation is both fundamental and an overriding concern for all staff members.

•  Risk transparency: Risk transparency is essential so that risks are well understood by senior management and can be balanced against business goals.

•  Management accountability: The various businesses are organized into segments that own the comprehensive risks assumed through their operations. Management for each segment is responsible for the active management of their respective risk exposures and the return for the risks taken.

•  Independent oversight: Risk management is a structured process to identify, measure, monitor and report risk. The risk management, controlling and legal and compliance functions operate independently of the front office to ensure the integrity of the risk and control processes. The risk management functions are responsible for implementing all relevant risk policies, developing tools to assist senior management to determine risk appetite and assessing the overall risk profile of CSG.

RISK MANAGEMENT OVERSIGHT

Risk management oversight is performed at several levels of the organization. CSG has adapted its existing framework to its new organizational structure. In addition to various CSG boards and committees, key responsibilities lie with the following management bodies and committees.

Risk management oversight at the Board level

•  CSG Board of Directors: Responsible to shareholders for the strategic direction, supervision and control of CSG and for defining CSG’s overall tolerance for risk.

•  Boards of Directors of other CSG legal entities: Responsible for the strategic direction, supervision and control of the respective legal entity and for defining the legal entity’s tolerance for risk.

•  Risk Committees: Responsible for assisting the Boards of Directors of CSG and other CSG legal entities in fulfilling their oversight responsibilities by providing guidance regarding risk governance and the development of the risk profile, including the regular review of major risk exposures and the approval of risk limits.

•  CSG Audit Committee: Responsible for assisting the Boards of Directors of CSG and other CSG legal entities in fulfilling their oversight responsibilities by monitoring management’s approach with respect to financial reporting, internal controls, accounting and legal and regulatory compliance. Additionally, the CSG Audit Committee is responsible for monitoring the independence and the performance of the internal and external auditors.

•  Internal auditors: Responsible for assisting the Boards of Directors, the CSG Audit Committee and management in fulfilling their responsibilities by providing an objective and independent evaluation of the effectiveness of control, risk management and governance processes.

Risk management oversight at the Credit Suisse management level as of January 1, 2006:

•  Executive Management (Chief Executive Officer and Executive Board): Responsible for implementing Credit Suisse’s strategy and actively managing its portfolio of businesses and its risk profile to ensure that risk and return are balanced and appropriate for current market conditions.

•  Strategic Risk Management, or SRM: SRM is an independent function with responsibility for assessing the overall risk profile both on a group-wide level and for individual businesses and recommending corrective action if necessary. SRM reports to the Chief Risk Officer of Credit Suisse.

•  Risk Measurement and Management, or RMM: RMM is an independent function responsible for measuring and reporting of credit risk, market risk, operational risk and economic risk capital data; managing risk limits; and establishing policies on market risk and economic risk capital. RMM reports to the Chief Risk Officer of Credit Suisse.

•  Credit Risk Management, or CRM: CRM is an independent function headed by the Chief Credit Officer of Credit Suisse with responsibility for approving credit limits, monitoring and managing individual exposures and assessing and managing the quality of the segment and business area credit portfolios. CRM reports to the Chief Risk Officer of Credit Suisse.

Credit Suisse risk management committees as of January 1, 2006:

•  Capital Allocation and Risk Management Committee, or CARMC: Responsible for supervising and directing the Credit Suisse risk profile on a consolidated basis, recommending risk limits to the Credit Suisse Board of Directors and its Risk Committee and for establishing and allocating risk limits within Credit Suisse. CARMC is also responsible for supervising the development of the balance sheets of Credit Suisse banking businesses and for reviewing and addressing operational risk issues at Credit Suisse. CARMC divides its oversight into three cycles: Asset and Liability Management; Position Risk for Market and Credit Risk; and Operational Risk.

•  Risk Processes and Standards Committee, or RPSC: Responsible for establishing and approving standards regarding risk management and risk measurement.

•  Credit Portfolio & Provisions Review Committee: Responsible for reviewing the quality of the credit portfolio, with a focus on the development of impaired assets and the assessment of related provisions and valuation allowances.

•  Reputational Risk Review Committee: Responsible for setting the policy regarding reputational risks within Credit Suisse.

•  Divisional Risk Management Committees, or RMC: Within the investment banking, private banking and asset management divisions of Credit Suisse, the respective divisional RMC is responsible for supervising and directing the divisional risk profile on a consolidated basis, for establishing and implementing risk management policies, recommending risk limits to CARMC and establishing and allocating risk limits.

Risk limits

Fundamental to risk management is the establishment and maintenance of a sound system of risk limits to control the range of risks inherent in the business activities. The size of the limits reflects CSG’s risk appetite given the market environment, the business strategy and the financial resources available to absorb losses.

CSG uses an Economic Risk Capital, or ERC, limit structure to limit overall position risk-taking. The level of risk incurred by the segments is further restricted by specific limits, for example with respect to trading exposures, the mismatch of interest-earning assets and interest-bearing liabilities, private equity investments and emerging market country exposures. Within the businesses, the risk limits are allocated to lower organizational levels. Numerous other limits are established to control specific risks and a system of individual counterparty credit limits is used to limit concentration risks.

ECONOMIC RISK CAPITAL

Economic risk capital represents current market best practice for measuring and reporting all quantifiable risks. It is called “economic” risk capital because it measures risk in terms of economic realities rather than regulatory or accounting rules. CSG uses an economic risk capital model, or ERC, as a consistent and comprehensive risk management tool, which forms an important element in the capital management and planning process and an element in the performance measurement process.

ERC is calculated separately for position risk, operational risk and expense risk. These three risk categories measure very different types of risk:

•  Position risk ERC—the level of unexpected loss in economic value on CSG’s portfolio of positions over a one-year horizon that is exceeded with a given, small probability (1% for risk management purposes; 0.03% for capital management purposes).

•  Operational risk ERC—the level of loss resulting from inadequate or failed internal processes, people and systems or from external events over a one-year horizon that is exceeded with a small probability (0.03%). Estimating this type of ERC is inherently more subjective, and reflects both quantitative tools as well as senior management judgment.

•  Expense risk ERC—the difference between expenses and revenues in a severe market event, exclusive of the elements captured by position risk ERC and operational risk ERC.

MARKET RISK

Overview

Market risk is the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, equity prices, commodity prices and other relevant market parameters, such as market volatilities. CSG defines its market risk as potential changes in fair values of financial instruments in response to market movements. A typical transaction may be exposed to a number of different market risks.

CSG devotes considerable resources to ensuring that market risk is comprehensively captured, accurately modeled and reported, and effectively managed. Trading and non-trading portfolios are managed at various organizational levels, from CSG overall down to specific business areas. CSG uses market risk measurement and management methods designed to meet or exceed industry standards. These include both general tools capable of calculating comparable exposures across CSG’s many activities as well as focused tools that can specifically model unique characteristics of certain business areas’ functions. The tools are used for internal market risk management, internal market risk reporting and external disclosure purposes. The principal measurement methodologies are Value at Risk, or VaR, and scenario analysis. Additionally, the market risk exposures are also reflected in CSG’s ERC calculations described above in “Economic Risk Capital.” The risk management techniques and policies are regularly reviewed to ensure that they remain appropriate.

Value-at-Risk

VaR measures the potential loss in terms of fair value changes over a given time interval under normal market conditions at a given confidence level. VaR as a concept is applicable for all financial risk types with valid regular price histories. Positions are aggregated by risk type rather than by product. For example, interest rate risk includes risk arising from money market and swap transactions, bonds, and interest rate, foreign exchange, equity and commodity options. The use of VaR allows the comparison of risk in different businesses, such as fixed income and equities, and also provides a means of aggregating and netting a variety of positions within a portfolio to reflect actual correlations and offsets between different assets.

Historical market rates and prices serve as a basis for the statistical VaR model underlying the potential loss estimation. CSG uses a ten-day holding period and a confidence level of 99% calculated using, in general, a rolling two-year history of market data to model the risk in its trading portfolios. These assumptions are in agreement with the “Amendment to the Capital Accord to Incorporate Market Risks” published by the Basel Committee on Banking Supervision in 1996 and other related international standards for market risk management. For some purposes, such as backtesting, disclosure and benchmarking with competitors, the resulting VaR figures are scaled down or calculated using one-day holding period values.

Credit Suisse has approval from the Swiss Federal Banking Commission as well as from certain other regulators of its subsidiaries, to use its VaR model in the calculation of trading book market risk capital requirements. Credit Suisse continues to receive regulatory approval for ongoing enhancements to the methodology, and the model is subject to regular reviews by regulators and auditors.

Assumptions

CSG uses a historical simulation model for the majority of risk types and businesses within its trading portfolios. Where insufficient data is available for such an approach, an extreme move methodology is used. The model is based on the profit and loss distribution resulting from the historical changes of market rates applied to evaluate the portfolio using, in general, a rolling two-year history. This methodology also avoids any explicit assumptions on correlation between risk factors. The VaR model uses assumptions and estimates that CSG believes are reasonable, but different assumptions or estimates could result in different estimates of VaR.

Limitations

VaR as a risk measure quantifies the potential loss on a portfolio under normal market conditions only. It is not intended to cover losses associated with unusually severe market movements (these are covered by scenario analysis). VaR also assumes that the price data from the recent past can be used to predict future events. If future market conditions differ substantially from past market conditions, then the risk predicted by VaR may be too conservative or too liberal.

Scenario analysis

CSG regularly performs scenario analysis for all of its business areas exposed to market risk in order to estimate the potential economic loss that could arise from extreme, but plausible, stress events. The scenario analysis calculations performed are specifically tailored towards their respective risk profile. In order to identify areas of risk concentration and potential vulnerability to stress events across CSG, CSG has developed a set of scenarios, which are consistently applied across all business areas. Key scenarios include significant movements in interest rates, equity prices and exchange rates, as well as adverse changes in counterparty default rates. The scenario analysis framework also considers the impact of various scenarios on key capital adequacy measures such as regulatory capital and economic capital ratios. The Board of Directors and senior management at CSG and the segments are regularly provided with scenario analysis estimates, scenario analysis trend information and supporting explanations to create transparency on key risk exposures and to support senior management in managing risk.

Assumptions

Scenario analysis estimates the impact that could arise from extreme, but plausible, stress events by applying predefined scenarios to the relevant portfolios. Scenarios are typically defined in light of past economic or financial market stress periods, but statistical analysis is also used to define the less severe scenarios in the framework.

Limitations

Scenario analysis estimates the loss that could arise if specific events in the economy or in financial markets were to occur. Seldom do past events repeat themselves in exactly the same way. Therefore, it is necessary to use business experience to choose a set of meaningful scenarios and to assess the scenario results in light of current economic and market conditions.

Trading portfolios

Risk measurement and Management

For the purposes of this disclosure, VaR is used for the trading portfolio, which includes those financial instruments treated as part of the “trading book” for Bank for International Settlements regulatory capital purposes. This classification of assets as trading is done for purposes of analyzing our market risk exposure, not for financial statement purposes.

Development of trading portfolio risks

The table below shows the trading-related market risk exposure for the Company on a consolidated basis, as measured by scaled one-day, 99% VaR. VaR estimates are computed separately for each risk type and for the whole portfolio using the historical simulation methodology. Diversification benefit reflects the net difference between the sum of the 99th percentile loss for each individual risk type and for the total portfolio.

	Market Risk in Credit Suisse (USA), Inc. trading portfolios (1-day, 99% Value-at-Risk)(1)
	For the year ended December 31, 2005					As of December 31,	For the year ended December 31, 2004					As of December 31,
	Min.		Max.		Average	2005	Min.		Max.		Average	2004
	(In millions)						(In millions)
Interest rate and credit spread	19		52		33	34	25		55		39	34
Foreign exchange rate	—		4		1	—	—		4		1	1
Equity	13		27		20	20	12		32		19	15
Commodity	—		10		3	6	—		—		—	—
Subtotal	32		93		57	60	37		91		59	50
Diversification benefit	—	(2)	—	(2)	(17)	(21)	—	(2)	—	(2)	(14)	(13)
Total	27		55		40	39	27		69		45	37

(1)                 Disclosure covers all trading books of the Company. Numbers represent 10-day VaR scaled to a 1-day holding period.

(2)                 As the minimum and maximum occur on different days for different risk types, it is not meaningful to calculate a portfolio diversification benefit.

The Company’s one-day, 99% VaR as of December 31, 2005, was $39 million, compared to $37 million as of December 31, 2004. This increase was primarily caused by higher equity and commodity VaR, partially offset by an increase in diversification benefit. The increases in equity and commodity VaR were mainly caused by increases in equity proprietary trading and the build out of its energy trading business, respectively. The increase in diversification benefit reflects a more even spread of risks across businesses. Interest rate and credit spread VaR remained stable over the period ends, reflecting increased positions in mortgage products, offset by a reduction in the volatility of the market data used to calculate VAR, as data from 2003 was replaced by less volatile data from 2005.

VaR results and distribution of trading revenues

CSG uses backtesting as the primary method to assess the accuracy of the VaR model used for its trading portfolios. Backtesting of the trading portfolio is performed at various organizational levels, from Credit Suisse overall down to more specific business areas. The backtesting process compares daily backtesting profit and loss to VaR calculated using a one-day holding period. Profit and loss used for backtesting purposes is a subset of actual trading revenue and includes only the profit and loss effects due to financial market variables such as interest rates, equity prices, foreign exchange rates and commodity prices on the previous night’s positions. It excludes such items as fees, commissions, certain provisions and any trading subsequent to the previous night’s positions. It is appropriate to compare this measure with VaR for backtesting purposes, since VaR assesses only the potential change in position value due to overnight movements in financial market variables. On average, an accurate one-day, 99% VaR model should have between zero and four backtesting exceptions per year. A backtesting exception occurs when the daily loss exceeds the daily VaR estimate. The Company had zero backtesting exceptions in 2005, as shown in the graph below. It is not unusual to have zero backtesting exceptions during periods of low market volatility, as in 2005.

The graph below illustrates the relationship between daily backtesting profit and loss, and the daily one-day, 99% VaR for the Company in 2005.

Relationship between backtesting profit and loss and VaR Estimate for the Company during 2005

The following histogram compares the trading revenues for 2005 with those for 2004. The trading revenue shown in this graph is the actual daily trading revenue, which includes not only backtesting profit and loss but also such items as fees, commissions, certain provisions and the profit and loss effects associated with any trading subsequent to the previous night’s positions. The average daily trading revenue was a $13.6 million gain in 2005 ($13.7 million gain in 2004), the minimum daily trading revenue level was a loss of $28.9 million in 2005 ($16.8 million loss in 2004) and the maximum daily trading revenue level was a gain of $94.5 million in 2005 ($67.3 million gain in 2004).

Non-trading portfolios

Risk Measurement And Management

The market risks associated with the non-trading portfolios of the Company, which primarily includes commercial mortgage loans, private equity investments, derivatives that hedge long-term borrowings and certain commodity positions, are measured and monitored using several tools, including ERC, scenario analysis, sensitivity analysis and VaR. For the purpose of this disclosure, the aggregated market risks associated with the non-trading portfolios of the Company are measured using sensitivity analysis. The sensitivity analysis for the non-trading activities measures the amount of potential change in economic value; it is not a measure for the potential impact on reported earnings, since the non-trading activities generally are not marked to market through earnings.

Development of Non-Trading Portfolio Risks

The equity risk on non-trading positions, which is primarily comprised of private equity investments, is measured using sensitivity analysis that estimates the potential change in value resulting from a 10% decline in equity markets. The estimated impact of equity risk on our non-trading portfolio would be a decrease in the value of the non-trading portfolio of approximately $108 million as of December 31, 2005 compared to a decrease of approximately $118 million as of December 31, 2004. The estimated impact of equity risk excludes the minority interests in certain consolidated private equity funds.

The interest rate risk on non-trading positions, which is primarily comprised of commercial mortgage loans and derivatives that hedge the Company’s long-term borrowings, is measured using sensitivity analysis that estimates the potential change in the value of the non-trading portfolio resulting from a 50 basis point decline in the interest rates of developed nations and a 200 basis point decline in the interest rates of emerging market nations. The estimated impact of interest rate risk on the value of the non-trading portfolio would be a decrease of approximately $21 million as of December 31, 2005 compared to a decrease of approximately $12 million as of December 31, 2004. Under this interest rate scenario, the Company would have losses from its long-term borrowings and related hedges, partially offset by gains from its commercial mortgage loan portfolio.

We do not have material foreign exchange risk or commodity price risk in our non-trading portfolio.

CREDIT RISK

Definition of Credit Risk

Credit risk is the possibility of loss incurred as a result of a borrower or counterparty failing to meet its financial obligations. In the event of a default, a bank generally incurs a loss equal to the amount owed by the debtor, less any recoveries resulting from foreclosure, liquidation of collateral or the restructuring of the debtor company.

Credit Risk Management Approach

Effective credit risk management is a structured process to assess, quantify, price, monitor and manage risk on a consistent basis. This requires careful consideration of proposed extensions of credit, the setting of specific limits, diligent ongoing monitoring during the life of the exposure, active use of credit mitigation tools and a disciplined approach to recognizing credit impairment.

This credit risk management framework is regularly refined and covers all banking business areas that are exposed to credit risk. The framework is designed to cover virtually all of the credit exposures in the banking business and comprises seven core components:

•       An individual counterparty and country rating system;

•       A transaction rating system;

•       A counterparty credit limit system;

•       Country and regional concentration limits;

•       A risk-based pricing methodology;

•       Active credit portfolio management; and

•       A credit risk provisioning methodology.

CSG evaluates credit risk through a credit request and approval process, ongoing credit and counterparty monitoring and a credit quality review process. Experienced credit officers prepare credit requests and assign internal ratings based on their analysis and evaluation of the clients’ creditworthiness and the type of credit transaction. The analysis emphasizes a forward-looking approach, concentrating on economic trends and financial fundamentals. In addition, analysts make use of peer analysis, industry comparisons and other quantitative tools. The final rating also requires the consideration of qualitative factors relating to the counterparty, its industry and management. CSG has established a counterparty credit risk classification system with which counterparties are rated and classified on a regular basis. This system affords consistency in (i) statistical and other credit risk analysis; (ii) credit risk monitoring; (iii) risk-adjusted performance measurement; and (iv) economic risk capital usage/allocation. It is also used for certain financial accounting purposes.

Each counterparty that generates a potential or actual credit risk exposure is assigned a risk rating class. Based on the structure of each transaction, an estimate of expected loss in the event of a counterparty default is also assigned. The counterparty credit rating is used in combination with credit (or credit equivalent) exposure and the loss given default assumption to estimate the potential credit loss. These inputs allow CSG to price transactions involving credit risk more accurately, based on risk/return estimates. Pricing and the terms of the credit extension are sensitive to many of the credit risk factors described in this section, and are intended to reflect more accurately the situation of the borrower as well as CSG’s interests and priorities in negotiating the extension of credit.

Senior credit managers make credit decisions on a transaction-by-transaction basis, determined by levels appropriate to the amount and complexity of the transactions, as well as based on the overall exposures to counterparties and their related entities. These approval authority levels are set out within the governing principles of the legal entities.

A system of individual credit limits is used to manage individual counterparty credit risk. Other limits are also established to address concentration issues in the portfolio, including a comprehensive set of country and regional limits and limits for certain products. Credit exposures to individual counterparties, industry segments or product groupings and adherence to the related limits are monitored by credit officers, industry analysts and other relevant specialists. In addition, credit risk is regularly supervised by credit and risk management committees taking current market conditions and trends analysis into consideration. CSG regularly analyzes its industry diversification and concentration in selected areas.

A rigorous credit quality review process has been established to provide an early identification of possible changes in the creditworthiness of clients and includes regular asset and collateral quality reviews, business and financial statement analysis and relevant economic and industry studies. Other key factors considered in the review process include current and projected business and economic conditions, historical experience, regulatory requirements and concentrations of credit volume by industry, country, product and counterparty rating. Regularly updated watch-lists and review meetings are used for the identification of counterparties where adverse changes in creditworthiness could occur due to events such as announced mergers, earnings weakness and lawsuits.

The review process culminates in a quarterly determination of the appropriateness of allowances for credit losses. A systematic provisioning methodology is used to identify potential credit risk-related losses. Impaired transactions are classified as potential problem exposure, non-performing exposure or non-interest earning exposure and the exposures are generally managed within credit recovery units. The risk management and credit committees of CSG determine the adequacy of allowances, taking into consideration whether the levels are sufficient for credit losses and whether allowances can be released or if they should be increased.

LIQUIDITY AND FUNDING RISK

CSG’s liquidity management structure operates at two levels: the Bank Franchise and the Non-Bank Franchise.

Liquidity management at the holding company level, the Non-bank Franchise, seeks to maintain sufficient liquidity so that in the event that we are unable to access the unsecured capital markets, we have liquid financial resources sufficient to repay maturing liabilities for a minimum period of one-year. When assessing the amount of cash and liquid assets, we take account of the regulatory restrictions that limit the amount of cash that could be distributed upstream by our principal regulated broker-dealer subsidiaries.

Liquidity management at the Bank Franchise focuses on the proven stability of unsecured funding sources, including Credit Suisse’s large and diversified deposit base. This deposit base provides Credit Suisse with substantial sources of liquidity that are primarily driven by customer relationships rather than price. These deposits provide a stable source of funds.

The Bank Franchise also has access to additional liquidity through our subsidiary broker-dealers, which have the capacity to increase their funding through the secured funding markets (repurchase agreements and other collateralized arrangements). These secured funding markets have proven reliable in high stress conditions. This secondary source of liquidity is potentially available as alternative funding to meet business plans and commercial commitments. CS Securities also has access on a committed basis to secured lending facilities with various banks. Credit Suisse regularly stress tests its liquidity using scenarios designed to represent highly adverse conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Measurement and Planning” in Part II, Item 7 for a discussion of how we monitor our liquidity position.

OPERATIONAL RISK

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. CSG’s primary aim is the early identification, recording, assessment, monitoring, prevention and mitigation of operational risks, as well as timely and meaningful management reporting. Where appropriate, CSG transfers certain operational risks to third-party insurance companies.

Operational risk is inherent in most aspects of CSG’s activities and comprises a large number of disparate risks. While market and credit risk are often chosen for the prospect of gain, operational risk is normally accepted as a necessary consequence of doing business. In comparison to market or credit risk, the sources of operational risk are difficult to identify comprehensively and the amount of risk is also intrinsically difficult to measure. CSG therefore manages operational risk differently from market and credit risk. CSG believes that effective management of operational risks requires ownership by the management responsible for the relevant business process. Operational risk is thus controlled through a network of controls, procedures, reports and responsibilities. Within CSG, each individual business area and management level takes responsibility for its own operational risks and provides adequate resources and procedures for the management of those risks.

Each segment takes responsibility for its own operational risks and has a dedicated operational risk function. In addition, CSG has established central teams that focus on the coordination of a consistent policy, tools and practices throughout the organization for the management, measurement, monitoring and reporting of relevant operational risks. These teams are also responsible for the overall operational risk measurement methodology and capital calculations. Knowledge and experience are shared throughout CSG to maintain a coordinated approach.

In addition to the quarterly firm-level CARMC meetings on operational risk, regular operational risk committees meet at the segment level, with representation from senior staff in all the relevant functions. Credit Suisse utilizes a number of firm-wide tools for the management, measurement, monitoring and reporting of operational risk. These include: risk and control self-assessments; the collection, reporting and analysis of internal and external loss data; and key risk indicator reporting.

CSG has employed the same methodology to calculate the economic risk capital for operational risk since 2000, and plans to use a similar methodology for the Advanced Measurement Approach under the Basel II Accord. This methodology is based upon the identification of a number of key risk scenarios that describe all of the major operational risks that CSG currently faces. Groups of senior staff review each scenario and discuss how likely it is to occur and the likely severity of loss if it were to happen. Internal and external loss data, along with certain business environment and internal control factors (e.g. Control Self-Assessment results, Key Risk Indicators) are used as significant inputs into these discussions. Based on the output from these meetings, CSG enters the scenario probabilities and severities into an event model that generates a loss distribution. Insurance mitigation is included in the capital assessment where appropriate, by considering the level of insurance coverage for each scenario, incorporating haircuts as appropriate. Based on the loss distribution, the level of capital required to cover operational risk can then be calculated.

LEGAL RISK

CSG faces significant legal risks in its segments and business areas. The financial services industry is operating in a challenging legal and regulatory environment with increased scrutiny from regulators and clients around the world. The volume and amount of damages claimed in litigation, and the penalties and fines sought by regulators, against financial services firms are increasing substantially.

Legal risks in the investment banking business include, among other things, disputes over the terms of trades and other transactions in which CSG acts as principal; potential liability under securities law or other law for materially false or misleading statements made in connection with transactions in which CSG acts as underwriter, placement agent or financial adviser; potential liability for the “fairness opinions” and other advice CSG provides to participants in corporate transactions; disputes over the terms and conditions of complex trading arrangements; and disputes concerning the adequacy or enforceability of documents relating to some of CSG’s transactions. CSG faces the possibility that counterparties in complex or risky trading transactions will claim that it improperly failed to inform them of the risks or that they were not authorized or permitted to enter into these transactions with CSG and that their obligations to CSG are not enforceable. CSG is also subject to claims arising from disputes with employees for, among other things, discrimination or harassment. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time.

CSG seeks to minimize legal risk through the adoption of compliance and other policies and procedures, continuing to refine controls over business practices and behavior, extensive employee training sessions, the use of appropriate legal documentation, and the involvement of the legal and compliance department and outside legal counsel.

Changes in laws, rules or regulations affecting CSG’s operations, or in the interpretation or enforcement of such laws, rules and regulations, may adversely affect its results. CSG may be materially affected not only by regulations applicable to it as a financial services company, but also by regulations of general application.

REPUTATIONAL RISK

Credit Suisse’s policy is to avoid any action or transaction that brings with it a potentially unacceptable level of risk to Credit Suisse’s reputation.

Reputational risks may arise from a variety of sources, including the nature or purpose of a proposed transaction, the identity or nature of a potential client, the regulatory or political climate in which the business will be transacted or significant public attention surrounding the transaction itself. Where the presence of these or other factors gives rise to potential reputational risk for Credit Suisse, the relevant business proposal is required to be submitted to the Reputational Risk Review Process. This involves a vetting of the proposal by senior management, and its subsequent referral to one of the Reputational Risk Approvers, each of whom is independent of the business segments and who have authority to approve, reject, or impose conditions on Credit Suisse’s participation.

Item 8:        Financial Statements and Supplementary Data

Our consolidated financial statements, together with the notes thereto and the Independent Auditor’s report thereon, are set forth on pages F-1 to F-53 of this Annual Report on Form 10-K. In addition, the supplementary financial information on selected quarterly financial data is set forth on pages F-52 and F-53 of this Annual Report.

Item 9:        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A:      Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) under the Exchange Act) that occurred during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B:      Other Information

None.

PART III

Item 10:                  Directors and Executive Officers of the Registrant

Pursuant to General Instruction I of Form 10-K, the Company is not required to provide the information required by Item 10.

Set forth below is information as of March 20, 2006 with respect to our directors and executive officers.

Name	Age	Position
Brady W. Dougan	46	Director, President and Chief Executive Officer
David C. Fisher	59	Chief Financial and Accounting Officer
Neil Moskowitz	47	Director, Managing Director
Lewis H. Wirshba	49	Director, Managing Director
D. Neil Radey	51	Managing Director and General Counsel
Peter J. Feeney	43	Managing Director and Treasurer

BRADY W. DOUGAN.   Mr. Dougan is a member of the Board of Directors and the President and Chief Executive Officer of the Company, positions he has held since April 2005. Mr. Dougan is also Chief Executive Officer of the Investment Banking Division of Credit Suisse and the interim Chief Executive Officer, Credit Suisse Americas. He is a member of the Executive Board of Credit Suisse Group, the most senior executive board of Credit Suisse Group, and the Executive Board of Credit Suisse, the most senior executive board of Credit Suisse. He is Chairman of the Management Committee of the Investment Banking Division of Credit Suisse, the most senior management committee of the Investment Banking Division, and the Americas Management Committee, the most senior management committee of the Americas region. He has held these positions since January 1, 2006. In July 2004, he was appointed Chief Executive Officer of the Credit Suisse First Boston division. From 2002 to July 2004, he was Co-President of the Institutional Securities business of the Credit Suisse First Boston division. From 2001 to 2002, he was Global Head of the Securities business of the Credit Suisse First Boston division. Prior to this role, he was Head of the Equities business of the Credit Suisse First Boston division from 1996 to 2001. Mr. Dougan has also been Co-Head of the Global Debt Capital Markets group of the Credit Suisse First Boston division and Co-Head of Credit Suisse Financial Products’ marketing effort in the Americas from 1993 to 1996. In 1990, he joined the firm from Bankers Trust Corporation, where he began his career in the derivatives group.

DAVID C. FISHER.   Mr. Fisher is the Chief Financial and Accounting Officer of the Company, a position he has held since March 2005. Mr. Fisher is also a Managing Director and Deputy Chief Accounting Officer of Credit Suisse. He has held these positions since January 1, 2006. From February 2004 until March 2005, Mr. Fisher served as a member of the Institutional Securities Infrastructure and Support group in a project management role for the Product Control and Operations departments of the Credit Suisse First Boston division. Prior to that, Mr. Fisher was the Global Head of Financial Control of the Credit Suisse First Boston division from 1999 to the end of 2003 and the Chief Financial and Accounting Officer of the Company from March 2002 to March 2004. Mr. Fisher joined the firm from Bankers Trust Corporation, where he was Controller from 1998 to 1999.

NEIL MOSKOWITZ.   Mr. Moskowitz is a member of the Board of Directors and a Managing Director of the Company, positions he has held since August 2004. Mr. Moskowitz is also Chief Financial Officer and Head of the Investment Banking Support functions for the Investment Banking Division of Credit Suisse. He is a member of the Investment Banking Management Committee. He has held these positions since January 1, 2006. From August 2004 to December 2005, Mr. Moskowitz served as Chief Financial Officer of the Credit Suisse First Boston division. Prior to that, he served as Chief Operating Officer of the Institutional Securities business of the Credit Suisse First Boston division. He joined the firm in 1994 as Head of European Operations and subsequently spent eight years as the Chief Operating Officer for the Equities business.

LEWIS H. WIRSHBA.   Mr. Wirshba is a member of the Board of Directors and a Managing Director of the Company, positions he has held since August 2005 and January 2004, respectively. Mr. Wirshba is also a Managing Director of Credit Suisse and Chief Operating Officer, Credit Suisse Americas. He is a member of the Americas Chief Executive Officer Management Committee. He has held these positions since January 1, 2006. Prior to that, he was the Head of the Financial Performance Management Group of the Credit Suisse First Boston division from May 2005 to December 2005. From November 2000 to May 2005, Mr. Wirshba was the Treasurer of the Company and was Global Treasurer of the Credit Suisse First Boston division from 1997 to May 2005. He was also Head of the New Business Department from 2000 to 2005. Mr. Wirshba joined the firm in 1986 from the Treasurer’s office of General Motors.

D. NEIL RADEY.   Mr. Radey is a Managing Director and the General Counsel of the Company, positions he has held since March 2001 and August 2005, respectively. Mr. Radey is also a Managing Director of Credit Suisse in the Legal and Compliance Department. He is General Counsel—Americas and co-General Counsel of the Investment Banking Division of Credit Suisse. He is a member of the Americas Chief Executive Officer Management Committee. He has held these positions since January 1, 2006. From January 2003 to December 2005, Mr. Radey served as General Counsel of the Securities business of the Credit Suisse First Boston division. Mr. Radey served as Chief Operating Officer of Finance, Administration and Operations (FA&O) in the Finance and Risk cluster of the Credit Suisse First Boston division in 2002 and as Chief Operating Officer for FA&O from 2000 to 2001. From 1999 to 2000, Mr. Radey was the Deputy General Counsel-Americas of the Credit Suisse First Boston division with primary responsibility for the legal affairs of the Investment Banking business of the Credit Suisse First Boston division. Prior to that, Mr. Radey served as the firm’s General Counsel-Asia Pacific in 1997 and 1998. Mr. Radey joined the firm in 1995 from Kidder, Peabody & Co. where he was Investment Banking Counsel.

PETER J. FEENEY.   Mr. Feeney is a Managing Director and the Treasurer of the Company, positions he has held since June 2005. Mr. Feeney is also a Managing Director of Credit Suisse in Global Treasury and is the Head of Americas Treasury. He has held these positions since May 2005. From January 2005 to May 2005 he was a Managing Director in the Corporate Treasury Group of the Credit Suisse First Boston division and from 1999 to December 2004 he was a Director in the same group. Mr. Feeney joined the firm in August 1999 from Bankers Trust Corporation in London.

Effective April 1, 2006, Carlos Onis and Ken Weiner will become Managing Directors and members of the Board of Directors of the Company. Mr. Onis is a Managing Director, and Senior Finance Officer of the Investment Banking Division, of Credit Suisse. He joined the firm in 1984. Mr. Weiner is a Managing Director, and Head of Operational Risk Management for the Investment Banking Division, of Credit Suisse. Mr. Weiner joined the firm in 1995.

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

Item 13:                  Certain Relationships and Related Transactions

Pursuant to General Instruction I of Form 10-K, the information required by Item 13 is omitted.

Item 14:                  Principal Accountant Fees and Services

The following table presents fees billed to the Company by KPMG LLP for the years ended December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
	(In thousands)
Audit fees(1)	$3,531	$3,511
Audit-related fees(2)	1,268	235
Audit and audit-related fees	4,799	3,746
Tax fees(3)	915	1,746
All other fees(4)	329	153
Total fees	$6,043	$5,645

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

(3)                 Includes fees for tax consultation, tax compliance services and the termination of a prior period findings-based fee arrangement for tax account review which was restructured into a fixed fee arrangement in 2004. A fee of $551,000 was paid in 2004 in accordance with the new fee arrangement.

(4)                 Includes fees for non-audit-related accounting consultations.

Pre-approval Policy

We are not subject to a requirement to maintain an audit committee. CSG’s audit committee has adopted a pre-approval policy that applies to all of its subsidiaries, including the Company. The audit committee’s policy limits the scope of services that may be provided to the Company by KPMG LLP, its independent auditor, to pre-approved audit and certain permissible non-audit services, including audit-related services, tax services and other services. The CSG audit committee may also approve particular services on a case-by-case basis. The independent auditor and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditor and the fees for the services performed to date.

PART IV

Item 15:                  Exhibits and Financial Statement Schedule

(a)    Documents filed as part of this Report

1.     Consolidated Financial Statements

The consolidated financial statements required to be filed in this Annual Report are listed on page F-1 hereof.

2.     Financial Statement Schedule

The financial statement schedule required to be filed in this Annual Report is listed on page F-1 hereof. The required schedule appears on pages F-54 through F-58 hereof.

3.     Exhibits

An exhibit list has been filed as part of this Annual Report beginning on page E-1 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
Credit Suisse (USA), Inc.:
(formerly known as Credit Suisse First Boston (USA), Inc.)

We have audited the accompanying consolidated statements of financial condition of Credit Suisse (USA), Inc., formerly known as Credit Suisse First Boston (USA), Inc., and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and the related financial statement schedule. These consolidated financial statements and related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2005 the Company changed its method of accounting for share-based compensation when it adopted statement SFAS 123R “Share-Based Payment” and in 2003 the Company changed its method of accounting for variable interest entities when it adopted FIN 46 “Consolidation of Variable Interest Entities” and share-based compensation when it adopted statement SFAS 123 “Accounting for Stock-Based Compensation”.

/s/ KPMG LLP
New York, New York
March 20, 2006

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In millions)

	December 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$884	$727
Collateralized short-term financings:
Securities purchased under agreements to resell	54,454	48,887
Securities borrowed	82,802	82,912
Receivables:
Customers	3,299	3,307
Brokers, dealers and other	8,128	11,094
Financial instruments owned (includes securities pledged as collateral of $73,043 and $54,663, respectively):
U.S. government and agencies	31,366	32,841
Corporate debt	20,561	14,721
Mortgage whole loans	17,817	14,987
Equities	35,244	28,712
Commercial paper	1,523	1,171
Private equity and other long-term investments	3,641	3,127
Derivatives contracts	5,085	3,663
Other	3,929	3,665
Net deferred tax asset	1,202	1,103
Office facilities at cost (net of accumulated depreciation and amortization of $852 and $913, respectively)	453	420
Goodwill	562	527
Loans receivable from parent and affiliates	25,225	22,692
Other assets and deferred amounts	1,579	1,257
Total assets	$297,754	$275,813

See accompanying notes to consolidated financial statements.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition (Continued)
(In millions, except share data)

	December 31, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDER’S EQUITY
Commercial paper and short-term borrowings	$13,654	$21,684
Collateralized short-term financings:
Securities sold under agreements to repurchase	126,323	108,407
Securities loaned	45,956	45,148
Payables:
Customers	10,129	6,767
Brokers, dealers and other	3,884	10,277
Financial instruments sold not yet purchased:
U.S. government and agencies	20,078	20,154
Corporate debt	3,696	2,842
Equities	12,402	5,245
Derivatives contracts	2,262	2,295
Other	155	161
Obligation to return securities received as collateral	3,077	4,980
Accounts payable and accrued expenses	3,152	3,327
Other liabilities	7,049	4,521
Long-term borrowings	33,926	28,941
Total liabilities	285,743	264,749
Stockholder’s Equity:
Common stock ($0.10 par value; 50,000 shares authorized; 1,100 shares issued and outstanding)	—	—
Paid-in capital	9,530	8,538
Retained earnings	2,661	2,534
Accumulated other comprehensive loss	(180)	(8)
Total stockholder’s equity	12,011	11,064
Total liabilities and stockholder’s equity	$297,754	$275,813

See accompanying notes to consolidated financial statements.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In millions)

	For the Year Ended December 31,
	2005	2004	2003
Revenues:
Principal transactions—net	$1,864	$657	$(642)
Investment banking and advisory	1,826	1,771	1,753
Commissions and fees	1,319	1,342	1,293
Other	82	88	201
	5,091	3,858	2,605
Interest and dividends	12,930	8,214	6,839
Interest expense	10,996	5,731	4,447
Net interest and dividends	1,934	2,483	2,392
Total net revenues	7,025	6,341	4,997
Expenses:
Employee compensation and benefits	3,807	3,335	2,740
Occupancy and equipment rental	504	483	478
Brokerage, clearing and exchange fees	338	298	289
Communications	150	129	119
Professional fees	351	304	276
Merger-related costs	—	8	122
Other operating expenses	734	(42)	404
Total expenses	5,884	4,515	4,428
Income from continuing operations before provision for income taxes, minority interests, discontinued operations and cumulative effect of a change in accounting principle	1,141	1,826	569
Provision for income taxes	61	397	244
Minority interests	959	642	—
Income from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	121	787	325
Discontinued operations:
Income from discontinued operations	—	—	1,361
Provision for income taxes	—	—	485
Income from discontinued operations, net of income taxes	—	—	876
Income before cumulative effect of a change in accounting principle	121	787	1,201
Cumulative effect of a change in accounting principle, net of income tax expense of $3 in 2005 and income tax benefit of $5 in 2003	6	—	(9)
Net income	$127	$787	$1,192

See accompanying notes to consolidated financial statements.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholder’s Equity
For the Years Ended December 31, 2005, 2004 and 2003
(In millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances as of December 31, 2002	$4	$—	$7,646	$595	$(156)	$8,089
Net income		—		1,192	—	1,192
Foreign currency translation adjustment	—	—	—	—	2	2
Minimum pension liability adjustments, net of income tax benefits of $2	—	—	—	—	(4)	(4)
Total comprehensive income						1,190
Capital contribution by CS Holdings	—	—	75	—	—	75
Redemption of Series B preferred stock	(4)	—	—	—	—	(4)
CSG share plan activity, including tax charge of $27	—	—	325	—	—	325
Tax charge associated with an investment previously recorded through equity and other	—	—	(34)	—	—	(34)
Balances as of December 31, 2003	—	—	8,012	1,787	(158)	9,641
Net income	—	—	—	787	—	787
Minimum pension liability adjustments, net of income tax charges of $80	—	—	—	—	150	150
Total comprehensive income						937
CSG share plan activity, including tax benefit of $131	—	—	526	—	—	526
Common stock dividend	—	—	—	(40)	—	(40)
Balances as of December 31, 2004	—	—	8,538	2,534	(8)	11,064
Net income	—	—	—	127	—	127
Minimum pension liability adjustments, net of income tax benefits of $93	—	—	—	—	(172)	(172)
Total comprehensive loss						(45)
CSG share plan activity, including tax benefit of $163	—	—	992	—	—	992
Balances as of December 31, 2005	$—	$—	$9,530	$2,661	$(180)	$12,011

See accompanying notes to consolidated financial statements.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005, 2004 and 2003
(In millions)

	2005	2004	2003
Cash flows from operating activities:
Net income	$127	$787	$1,192
Adjustments to reconcile net income to net cash used in operating activities:
Pre-tax gain on sale of Pershing	—	—	(1,324)
Pre-tax gain on sale of DLJdirect SFG Securities Inc.	—	—	(115)
Depreciation and amortization	170	196	234
Write-down of intangible assets	—	—	200
Non-cash CSG share plan activity	887	415	352
Tax benefit on CSG share plan activity	163	131	—
Deferred taxes	2	71	244
Other, net	47	150	(63)
Change in operating assets and operating liabilities:
Securities borrowed	110	(4,913)	(6,703)
Receivables from customers	231	(436)	(1,753)
Receivables from brokers, dealers and other	2,969	(4,433)	337
Financial instruments owned	(14,293)	(21,190)	(8,107)
Other assets and deferred amounts and Other liabilities, net	(413)	52	1,105
Securities loaned	808	17,440	3,530
Payables to customers	3,362	1,165	1,777
Payables to brokers, dealers and other	(6,393)	6,191	(3,706)
Financial instruments sold not yet purchased	7,896	(5,048)	3,371
Obligation to return securities received as collateral	(1,903)	3,025	1,059
Accounts payable and accrued expenses	(223)	491	(397)
Net cash used in operating activities	(6,453)	(5,906)	(8,767)
Cash flows from investing activities:
Net (payments for) proceeds from:
Loans receivable from parent and affiliates	(2,533)	(3,211)	(3,538)
Sale of Pershing	—	—	2,000
Sale of DLJ International Group Limited	—	—	500
Sale of DLJdirect SFG Securities Inc.	—	—	170
Office facilities, net	(208)	(106)	(178)
Purchase of ING Finance LLC, net of cash	(6)	—	—
Purchase of SPS Holding Corp, net of cash	(120)	—	—
Purchase of Holt Value Associates, LP, net of cash	—	—	(8)
Purchase of Volaris Advisors, net of cash	—	—	(16)
Purchase of Investment Property Mortgage, LLC and related assets, net of cash	—	—	(34)
Net cash used in investing activities	(2,867)	(3,317)	(1,104)
Cash flows from financing activities:
Net proceeds from (payments for):
Commercial paper and short-term borrowings	(8,160)	5,700	4,051
Redemption of Series B preferred stock	—	—	(4)
Capital contribution by CS Holdings	—	—	75
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	12,349	(759)	4,139
Dividend equivalents on CSG share plan activity	(58)	(20)	—
Cash dividends	—	(40)	—
Issuances of long-term borrowings	8,518	6,974	5,029
Redemptions and maturities of long-term borrowings	(3,172)	(2,239)	(3,565)
Net cash provided by financing activities	9,477	9,616	9,725
Increase (decrease) in cash and cash equivalents	157	393	(146)
Cash and cash equivalents as of the beginning of year	727	334	480
Cash and cash equivalents as of the end of year	$884	$727	$334
SUPPLEMENTAL DISCLOSURES
Cash payments for interest	$10,720	$5,686	$4,741
Cash payments for income taxes, net of refunds	$24	$76	$161

See accompanying notes to consolidated financial statements.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005

1. Summary of Significant Accounting Policies

The Company

The consolidated financial statements include Credit Suisse (USA), Inc., and its subsidiaries (the “Company”). The Company is an integrated investment bank serving institutional, corporate, government and high-net-worth individual clients. The Company’s products and services include securities underwriting, sales and trading, financial advisory services, private equity investments, full service brokerage services, derivatives and risk management products, asset management and investment research. The Company is an indirect wholly owned subsidiary of Credit Suisse, a Swiss bank, and Credit Suisse Group (“CSG”). Effective January 16, 2006, the Company changed its name from Credit Suisse First Boston (USA), Inc. to Credit Suisse (USA), Inc.

On May 1, 2003, the Company sold its Pershing unit (“Pershing”) to The Bank of New York Company, Inc. and recorded a pre-tax gain of approximately $1.3 billion and an after-tax gain of $852 million in the second quarter of 2003. The Pershing operations are presented as discontinued operations in the consolidated statements of income for the year ended December 31, 2003. Pershing’s assets and liabilities were classified as assets held for sale and liabilities held for sale as of December 31, 2002. The consolidated statements of cash flows present the Company’s cash flows as if the assets and liabilities of Pershing were not assets held for sale and liabilities held for sale. Therefore, the cash flows pertaining to discontinued operations have not been reported separately in the consolidated statements of cash flows.

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

The Company consolidates all entities in which it has a controlling financial interest, which is typically all, or a majority of, the voting interests. The Company also consolidates entities that are variable interest entities (“VIEs”) when it is determined to be the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) and the subsequent modifications of FIN 46 (“FIN 46R”). See Notes 4 and 5 for more information. Entities in which the Company holds 20% to 50% of the voting rights or has the ability to exercise significant influence, other than private equity investments which are consolidated primarily under FIN 46R, are accounted for under Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” In cases where the Company has a voting interest of less than 20% and does not have significant influence, the investment is carried at cost. Where an investment is treated as financial instruments owned in its broker-dealers, the Company does not apply the cost or equity method and carries the investment at fair value.

Certain reclassifications have been made to prior year consolidated financial statements to conform to the 2005 presentation.

All significant intercompany balances and transactions have been eliminated.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

1. Summary of Significant Accounting Policies (Continued)

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

Repurchase agreements and resale agreements are collateralized financing arrangements and are carried at contract amounts that reflect the amounts at which the securities will be subsequently repurchased or resold. Interest on such contract amounts is accrued and is included in the consolidated statements of financial condition in receivables from and payables to brokers, dealers and other. The Company takes possession of the securities purchased under resale agreements and obtains additional collateral when the market value falls below the contract value. The Company nets certain repurchase agreements and resale agreements with the same counterparty in the consolidated statements of financial condition when the requirements of FIN No. 41, “Offsetting of Amounts Relating to Certain Repurchase and Reverse Repurchase Agreements,” are satisfied.

The Company uses derivatives to mitigate the interest rate exposure associated with certain resale and repurchase agreements. These derivatives are carried at fair value, with the change in fair value recorded in the consolidated statements of income, while the resale and repurchase agreements are carried at contract amounts, with interest income (expense) accruing over the term of the agreement in receivables from and payables to brokers, dealers and other in the consolidated statements of financial condition. As a result, increases and decreases in the value of the derivatives are not offset by decreases and increases in the value of the resale and repurchase agreements until the securities are repurchased or sold. Therefore, the Company’s net revenues are subject to volatility from period to period.

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

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

1. Summary of Significant Accounting Policies (Continued)

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

Fair value of financial instruments.   Substantially all of the Company’s financial instruments, as well as financial instruments with off-balance sheet risk (with the exception of commercial mortgage loans and certain residential mortgages that are held for sale), are carried at fair value. Fair value is estimated as of the date of the statement of financial condition, based on relevant market information or where no relevant market information is available on management’s best estimate. Financial instruments are recorded on a trade date basis, with the exception of mortgage whole loans which are recorded on a settlement date basis.

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

Mortgage whole loans.   Residential mortgage whole loans are generally carried at fair value with the changes in fair value included in principal transactions-net in the consolidated statements of income with the exception of residential mortgage whole loans that are originated by the Company and commercial mortgage whole loans, which are carried at the lower of cost or fair value. The amount by which cost exceeds fair value is reflected in principal transactions-net in the consolidated statements of income. Management determines fair value using pricing factors specific to loan level attributes, such as loan-to-value ratios, current balances and liens. Purchases and sales of mortgage whole loans are recorded on a settlement date basis. Interest is accrued on all mortgage whole loans with the exception of those that are delinquent 90 days or more, as reported by the servicer.

Securitization.   The Company securitizes commercial and residential mortgages, which it originates and purchases, as well as loans and other debt obligations, which it purchases from third parties. The Company accounts for the transfers of financial assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). The Company records a loan securitization as a sale when the accounting criteria for a sale are met. The Company may retain interests in these securitized assets in connection with its underwriting and market-making activities. Retained interests in securitized financial assets are included at fair value in financial instruments owned in the consolidated statements of financial condition. Any changes in the fair value of these retained interests are recognized in the consolidated statements of income. The fair values of retained interests are determined using present value of estimated

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

1. Summary of Significant Accounting Policies (Continued)

future cash flows valuation techniques that incorporate assumptions that market participants customarily use in their estimates of values including payment speeds, credit losses and discount rates. See Note 4 for more information.

Derivatives contracts—trading.   All trading derivatives contracts are carried at fair value with realized and unrealized gains and losses and interest flows included in principal transactions-net in the consolidated statements of income. Cash flows from these derivatives contracts are included as operating activities in the consolidated statements of cash flows. See Note 6 for more information.

Derivatives contracts—nontrading.   The Company manages its interest rate exposure on its long-term fixed rate debt by using interest rate swaps that qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”). These financial instruments are accounted for as fair value hedges, with changes in the fair value of both the derivative and the hedged item included in principal transactions—net in the consolidated statements of income. Interest flows on both the Company’s borrowings and the related fair value hedges are included in interest income (expense) in the consolidated statements of income. Other derivatives contracts used for hedging purposes that do not qualify as hedges under SFAS 133 are carried at fair value with realized and unrealized gains and losses and interest flows included in principal transactions-net in the consolidated statements of income. Cash flows from these derivatives instruments are included in operating activities in the consolidated statements of cash flows. See Note 6 for more information.

Variable prepaid forwards.   Variable prepaid forward contracts (“VPFs”) are a form of OTC hybrid transaction pursuant to which the Company purchases a variable number of shares of common stock from a customer on a forward basis. At inception, the Company pays the customer a dollar amount based on the underlying value of the common stock. At the maturity of the transaction, the Company receives a variable number of shares (or an amount in cash equal to the value of such variable number of shares, with a maximum share cap) from the customer based on the market price of the shares at maturity. VPFs allow customers to monetize their stock position and provide market risk protection through an equity collar that, among other things, protects the customer against decreases in the value of the underlying common stock. The VPFs are generally long-dated and have maturities of three to ten years. In accordance with SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), all VPFs entered into prior to July 1, 2003 and VPFs entered into after June 30, 2003 that do not meet the definition of a derivative are included in other financial instruments owned in the consolidated statements of financial condition and had a fair value of $1.6 billion and $2.4 billion as of December 31, 2005 and 2004, respectively. VPFs entered into after June 30, 2003 that meet the definition of a derivative are reported as derivative contracts in the consolidated statements of financial condition and had a fair value of $2.0 billion and $757 million as of December 31, 2005 and 2004, respectively. All VPFs are carried at fair value.

Private equity and other long-term investments.   Private equity and other long-term investments generally have no readily available market or may be otherwise restricted as to resale under the Securities Act of 1933 (the “Securities Act”); therefore, these investments are carried at fair value. Fair value for private equity and other long-term investments is based upon a number of factors, including readily available market quotes with appropriate adjustments for liquidity due to holding large blocks and/or trading restrictions, the most recent round of financings, earnings-multiple analyses using comparable

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

1. Summary of Significant Accounting Policies (Continued)

companies, discounted cash flow analysis or valuations received from the general partner of a third-party managed fund. Changes in net unrealized appreciation/depreciation arising from changes in fair value and gains and losses realized upon sale and carried interest are reflected in principal transactions-net in the consolidated statements of income. The Company’s subsidiaries manage many private equity partnerships. When the investment performance on Credit Suisse-managed private equity partnerships exceeds specific thresholds, the Company may be entitled to receive a carried interest distribution. Carried interest gains are based on the cumulative investment performance over the life of each partnership and are recognized in the consolidated statements of income when the underlying investments are sold. The Company may be required to return all or a portion of the carried interest previously distributed by the partnership if the partnership underperforms following the distribution of such carried interest. See Notes 5 and 10 for more information.

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

Principal transactions—net.   Principal securities transactions are recorded on a trade date basis. Realized and unrealized gains and losses on trading in financial instruments, including securities, private equity investments, derivatives contracts, carried interest from private equity investments and interest flows on the Company’s trading derivatives contracts are reflected in principal transactions-net in the consolidated statements of income.

Loan origination fees.   Mortgage whole loan origination fees and direct origination costs are deferred until the time of sale and are included in principal transactions-net in the consolidated statements of income.

Investment banking underwriting revenues and fees.   Investment banking underwriting revenues and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent, are recorded in investment banking and advisory in the consolidated statements of income. Investment banking revenues from fees earned for providing merger and acquisition and other advisory services are also recorded in investment banking and advisory in the consolidated statements of income. In addition, placement fees earned by the Company’s private funds group are included in investment banking and advisory revenues. Investment banking and advisory revenues are recorded at the time the transactions are completed or the services have been performed.

Commissions.   Commissions primarily include fees from executing and clearing customer transactions on stock, options and futures markets. Commissions are recorded in the consolidated statements of income

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

1. Summary of Significant Accounting Policies (Continued)

on a trade date basis. Commissions also include management fees earned by the Company from managing private equity funds and are recorded in the consolidated statements of income when earned.

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

Interest income (expense) is accrued at the stated coupon rate for coupon-bearing financial instruments, and for non-coupon-bearing financial instruments, interest income is recognized by accreting the discount over the life of the instrument. For coupon-bearing financial instruments purchased at a discount or premium, the difference between interest income (expense) accrued at the stated coupon rate and interest income (expense) determined on an effective yield basis is included in principal transactions-net in the consolidated statements of income.

Merger-related costs.   Merger-related costs represent retention awards related to the DLJ acquisition. These costs were expensed over the vesting period, which ended in 2004.

Share-based compensation.   In August 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 123”), using the prospective method. Under the prospective method, the Company recognizes compensation expense over the vesting period for all share option and share awards granted under the Credit Suisse Group International Share Plan (the “Plan”) for services provided after January 1, 2003. Effective January 1, 2005, the Company early adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”) using the modified prospective method and recorded an after-tax gain of $6 million in the consolidated statements of income as a cumulative effect of a change in accounting principle to reverse the expense previously recognized on all outstanding unvested awards that are expected to be forfeited. For additional information on share-based compensation, see “Recently Adopted Accounting Standards—Share-based Compensation” and Note 15.

Income taxes.   The Company is included in the consolidated federal income tax return and certain state and local income tax returns filed by the Company’s immediate parent Credit Suisse Holdings (USA), Inc. (“CS Holdings”), formerly known as Credit Suisse First Boston, Inc. CS Holdings allocates federal income taxes to its subsidiaries on a separate return basis, and any state and local income taxes on a pro rata basis, pursuant to a tax sharing arrangement.

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

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

1. Summary of Significant Accounting Policies (Continued)

RECENTLY ADOPTED ACCOUNTING STANDARDS

Consolidation

In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 provides a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate it. EITF 04-5 states that the presumption of general partner control would be overcome only when the limited partners have substantive “kick-out rights” or “participating rights.” These rights would allow a simple majority of the limited partners to dissolve or liquidate the partnership or otherwise remove the general partner “without cause” or effectively participate in significant decisions made in the ordinary course of the partnership business. EITF 04-5 was effective upon ratification for all newly formed limited partnerships and for existing limited partnership agreements that are modified after the effective date. The guidance is effective for existing unmodified partnerships no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The provisions of EITF 04-5 in effect during 2005 did not have a material impact on the Company’s financial position, results of operations or cash flows.

As a result of the ratification of EITF 04-5, EITF Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” (“EITF 96-16”) was updated and FASB Staff Position (“FSP”) No. SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5” (“FSP SOP 78-9-1”) was issued. The amendments to EITF 96-16 were effective on a prospective basis upon issuance, whereas, similar to EITF 04-5, FSP SOP 78-9-1 was effective upon issuance for all new partnerships formed and for existing partnership agreements modified after June 29, 2005, and is effective for existing unmodified partnerships no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The changes to EITF 96-16 and the provisions of FSP SOP 78-9-1 in effect during 2005 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Beginning in 2006, the Company expects an increase of approximately $6.7 billion to the Company’s assets and liabilities, primarily due to the consolidation of certain unmodified private equity partnerships which existed prior to June 2005 as a result of adopting EITF 04-5 and FSP SOP 78-9-1.

In January 2003, the FASB issued FIN 46 which requires the Company to consolidate all VIEs for which it is the primary beneficiary, defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both. In December 2003, the FASB modified FIN 46, through the issuance of FIN 46R, to provide companies with the option of deferring the adoption of FIN 46 to periods ending after March 15, 2004, for certain VIEs. As of December 31, 2003, with the exception of certain private equity investment companies, the Company consolidated all VIEs under FIN 46 for which it is the primary beneficiary. The cumulative effect of the Company’s adoption of FIN 46 was an after-tax loss of $9 million reported separately in the consolidated statement of income as the cumulative effect of a change in accounting principle, net of tax. The cumulative effect was determined by recording the assets, liabilities and non-controlling interests in the VIE at their carrying amounts as of the

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

1. Summary of Significant Accounting Policies (Continued)

date of consolidation. The difference between the net amount added to the consolidated statement of financial condition and the amount of previously recognized interest represents the cumulative effect. As a result of the adoption of FIN 46R as of March 31, 2004, the Company consolidated certain private equity funds with third party and employee investors, resulting in an increase in assets and liabilities of $1.2 billion and $973 million, respectively. See note 4 for additional information regarding VIEs.

Share-based Compensation

In December 2004, the FASB issued SFAS 123R. SFAS 123R is effective for annual reporting periods beginning after June 15, 2005. The Company had previously adopted the recognition provisions of SFAS 123. The Company early adopted SFAS 123R as of January 1, 2005, applying the modified prospective method. The most significant accounting implications of the adoption of SFAS 123R for the Company were as follows: (i) inclusion of forfeitures in the estimate of compensation expense determined at the grant date rather than as they occur. The Company recorded a cumulative adjustment of approximately $6 million, net of tax during the first quarter of 2005 to reverse the expense previously recognized on all outstanding unvested awards expected to be forfeited. For new grants after January 1, 2005, forfeitures are included in the initial estimation of the compensation expense at the grant date; (ii) recognition of compensation cost for all outstanding unvested awards as of January 1, 2005, that were previously accounted for under APB 25 and for which no expense was previously recognized, based on the original grant-date fair value of each award over the remaining requisite service period of the respective award. The recognition of this expense was not material; and (iii) adoption of changes to the presentation of the statement of cash flows in accordance with the revised standard.

In a December 2005 speech, the Securities and Exchange Commission (“SEC”) staff provided further guidance on SFAS 123R, relating to accounting for share-based compensation awards subject to a non-competition provision that have scheduled vesting beyond an employee’s eligibility for early retirement. The SEC staff noted that such share-based awards should generally be expensed over the period from grant date to the date an employee becomes eligible for early retirement, rather than over the entire vesting, or stated service, period, unless the non-competition provision and other factors establish an in-substance requisite service period that extends beyond the early retirement date. Based on a review of relevant share-based awards granted during 2005, the Company had previously concluded that the most appropriate service period to be used for expensing those awards is the vesting period. As a result of the December 2005 guidance and based on subsequent discussions with the SEC staff, the Company recorded in the fourth quarter of 2005 an incremental expense to reflect the full-year cost of its 2005 share-based awards to early-retirement eligible employees. This incremental expense reflects the attribution of the total cost of these awards over the period from the grant date to the date the employee becomes eligible for early retirement rather than over the vesting period that ranged from three to five years.

The impact of the Company’s change in accounting was to increase fourth quarter and full year 2005 compensation and benefits by $296 million ($12 million of which was charged to CSG affiliates outside of the Company and reflected as a reduction in other operating expenses), and to decrease fourth quarter and full year 2005 net income by $185 million. This non-cash charge, recorded in Elimination & Other, represents the recognition of compensation expense for share-based awards granted in 2005 to early-

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

1. Summary of Significant Accounting Policies (Continued)

retirement eligible employees that otherwise would have been recorded generally over vesting periods of three to five years.

Derivatives

In April 2003, the FASB issued SFAS 149, which amended and clarified the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivatives and Hedging Activities” (“SFAS 133”). Specifically, SFAS 149 clarified the circumstances under which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the consolidated statement of cash flows. Certain derivative instruments entered into or modified after June 30, 2003, that the Company determined to contain a financing element at inception and where the Company was deemed the borrower, have been included as a separate component within cash flows from financing activities. Prior to July 1, 2003, these derivative instruments were included within cash flows from operating activities. The adoption of SFAS 149 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Pensions

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132R”). SFAS 132R retained the disclosure requirements from the original statement and requires additional disclosures. SFAS 132R was effective for financial statements with fiscal years ending after December 15, 2003, and the interim disclosures have been required for periods beginning after December 15, 2003. The Company has adopted the new disclosure requirements of SFAS 132R. See Note 16 for additional information.

STANDARDS TO BE ADOPTED IN FUTURE PERIODS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application, unless impracticable, to prior period financial statements for voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual circumstances in which the pronouncement does not include specific transition provisions. The statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets should be accounted for as a change in accounting estimate effected by a change in accounting principle (i.e., as a retrospective application). The guidance for reporting the correction of an error in previously issued financial statements and the change of an accounting estimate will not change from APB 20. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company expects no immediate impact on the Company’s financial condition, results of operations or cash flows upon adoption of SFAS 154.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). Under SFAS 155, hybrid financial instruments that contain embedded derivatives that would otherwise require bifurcation may be

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

1. Summary of Significant Accounting Policies (Continued)

accounted for at fair value, with changes in fair value recognized in the income statement. The fair value designation may be applied on an instrument-by-instrument basis; however, the election to apply fair value accounting is irrevocable. SFAS 155 will be effective for those instruments acquired or issued on or after an entity’s fiscal year beginning after September 30, 2006, but early adoption is permitted as of the beginning of a fiscal year for which an entity has not previously issued interim financial statements. SFAS 155 will allow limited retrospective application for existing bifurcated hybrid financial instruments. The Company is currently evaluating the potential impact of adopting SFAS 155.

2. Discontinued Operations

On May 1, 2003, the Company sold Pershing to The Bank of New York Company, Inc. and recorded a pre-tax gain of approximately $1.3 billion and an after-tax gain of $852 million in the second quarter of 2003. The operating results of Pershing, including the gain on the sale, are presented as discontinued operations in the consolidated statements of income.

The following table summarizes the results of operations of Pershing, excluding the gain on the sale, for the year ended December 31, 2003:

For the Year Ended December 31,
2003
(In millions)
Total net revenues	$256
Total expenses	219
Income from discontinued operations before income taxes	$37

3. Related Party Transactions

CSG, through CS Holdings, owns all of the Company’s outstanding voting common stock. The Company is involved in significant financing and other transactions, and has significant related party balances, with CSG affiliates, primarily Credit Suisse, and certain of its subsidiaries and affiliates. The Company generally enters into these transactions in the ordinary course of business and believes that these transactions are generally on market terms that could be obtained from unrelated third parties.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

3. Related Party Transactions (Continued)

The following table sets forth the Company’s related party assets and liabilities as of December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
	(In millions)
ASSETS
Securities purchased under agreements to resell	$5,163	$6,685
Securities borrowed	4,323	1,861
Receivables from customers	—	379
Receivables from brokers, dealers and other	2,247	1,893
Derivatives contracts	842	1,400
Net deferred tax asset	1,202	1,103
Loans receivable from parent and affiliates	25,225	22,692
Total assets	$39,002	$36,013
LIABILITIES
Short-term borrowings	$12,093	$20,085
Securities sold under agreements to repurchase	25,634	22,317
Securities loaned	33,976	34,056
Payables to customers	2,853	1,054
Payables to brokers, dealers and other	2,036	1,300
Derivatives contracts	489	695
Obligation to return securities received as collateral	1,242	1,252
Taxes payable (included in Other liabilities)	350	484
Intercompany payables (included in Other liabilities)	626	191
Total liabilities	$79,299	$81,434

Included in the consolidated statements of income are revenues and expenses resulting from various securities trading and financing activities with certain affiliates, as well as fees for administrative services performed by the Company under the terms of various agreements. The Company earns commission revenues and incurs commission expenses during the normal course of business for securities transactions conducted with affiliates. Other operating expenses include affiliate service fees that are treated as a reduction in other operating expenses in the consolidated statements of income. These fees include compensation and benefits expense relating to business activities conducted by Company employees on behalf of CSG affiliates outside the Company.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

3. Related Party Transactions (Continued)

The following table sets forth the Company’s related party revenues and expenses, excluding transactions with Pershing, for the years ended December 31, 2005, 2004 and 2003:

	For the Year Ended December 31,
	2005	2004	2003
	(In millions)
Principal transactions—net (derivatives contracts)	$845	$360	$515
Commissions and fees, net	(59)	(13)	(44)
Interest and dividend revenues	1,255	515	374
Interest expense	(2,306)	(960)	(485)
Total net revenues	$(265)	$(98)	$360
Other operating expenses	$(320)	$(394)	$(229)
Total expenses	$(320)	$(394)	$(229)

The operating results of Pershing for the year ended December 31, 2003 are presented as discontinued operations in the consolidated statements of income. For the year ended December 31, 2003, Pershing had no revenues or expenses with respect to related party transactions with CSG, its subsidiaries and affiliates outside the Company. The revenues and expenses of Pershing with respect to related party transactions with the Company for the year ended December 31, 2003 were not significant.

From time to time, the Company sells at cost to CS Holdings the right, title and interest in certain assets. Once the assets are sold, the Company continues to service these assets on behalf of CS Holdings. For the year ended December 31, 2005, the value of the assets sold, net of collections applied, was not material.

As of December 31, 2005, certain private equity funds of funds and certain hedge funds of funds and VIEs that issue collateralized debt obligations (“CDOs”), with aggregate assets under management of approximately $20.1 billion, of CS Alternative Capital, Inc., an indirect wholly owned subsidiary of CS Holdings, are managed by the Company’s Alternative Capital division. CS Alternative Capital, Inc. reimburses the Company for all expenses incurred by the Company in connection with managing these assets. The Company treats these reimbursements as a reduction in other operating expenses in the consolidated statements of income.

In December 2003, as part of the continuing effort to rationalize the organizational structure, the Company sold DLJ International Group Limited, an indirect subsidiary of the Company, to Credit Suisse (International) Holding AG, formerly known as Credit Suisse First Boston (International) Holding AG, at a fair market value of $500 million.

The Credit Suisse Group International Share Plan provides for the grant of equity-based awards to Company employees based on CSG shares pursuant to which employees of the Company may be granted, as compensation, shares or other equity-based awards as compensation for services performed. CS Holdings purchases shares from CSG to satisfy these awards, but CS Holdings does not require reimbursement from the Company; therefore, amounts associated with these awards are considered a capital contribution to the Company and credited to paid-in-capital. Amounts contributed by CS Holdings

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

3. Related Party Transactions (Continued)

relating to compensation expense for the years ended December 31, 2005, 2004 and 2003 were $992 million, $526 million and $325 million, respectively, including tax effects. See Notes 1 and 15 for further information on the Company’s share-based compensation.

Certain of the Company’s directors, officers and employees and those of its affiliates and their subsidiaries maintain margin accounts with the Company’s principal broker-dealer subsidiary, CS Securities (USA) LLC (“CS Securities”), formerly known as Credit Suisse First Boston LLC, and other affiliated broker-dealers in the ordinary course of business. In addition, certain of such directors, officers and employees have investments or commitments to invest in various private equity funds. The Company makes loans to directors and executive officers on the same terms as are generally available to third parties or otherwise pursuant to widely available employee benefit plans. CS Securities and other affiliated broker-dealers, from time to time and in the ordinary course of business, enter into, as principal, transactions involving the purchase or sale of securities from or to such directors, officers and employees and members of their immediate families. See Note 16 for more information.

The Company issues guarantees to customers with respect to certain obligations of its affiliates in the ordinary course of business, including, but not limited to, certain derivatives transactions. Failure to perform by an affiliate would require the Company to perform under the guarantee. See Note 10 for more information.

The Company is included in the consolidated federal income tax return and certain state and local income tax returns filed by CS Holdings. See Note 17 for more information.

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

As of December 31, 2005 and 2004, the fair value of assets that the Company pledged to counterparties was $212.5 billion and $199.3 billion, respectively, of which $73.0 billion and $54.7 billion, respectively, was included in financial instruments owned in the consolidated statements of financial condition.

The Company has also received similar assets as collateral that the Company has the right to re-pledge or sell. The Company routinely re-pledges or sells these assets to third parties. As of December 31, 2005 and 2004, the fair value of the assets pledged to the Company was $184.6 billion and $182.3 billion, respectively, of which $178.1 billion and $180.6 billion, respectively, was re-pledged or sold.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

4. Transfers and Servicing of Financial Assets (Continued)

Securitization Activities

The Company originates and purchases residential mortgages and originates commercial loans for the purpose of securitization. The Company sells these mortgage loans to QSPEs or other VIEs. The QSPEs issue securities that are backed by the assets transferred to the QSPEs and pay a return based on the returns on those assets. Investors in these mortgage-backed securities typically have recourse to the assets in the QSPE. The investors and the QSPEs have no recourse to the Company’s assets. CS Securities is an underwriter of, and makes a market in, these securities.

The following table presents the proceeds and gains (losses) related to the securitization of commercial mortgage loans, residential mortgage loans and other asset-backed loans for the years ended December 31, 2005, 2004 and 2003. The gain on securitizations includes underwriting revenues, deferred origination fees, gains or losses on the sale of the collateral to the QSPE or VIE and gains or losses on the sale of the newly issued securities to third parties but excludes net interest revenues earned on assets prior to securitization.

	Commercial mortgage loans		Residential mortgage loans(2)	Other asset-backed loans(1)(2)
	(In millions)
For the Year Ended December 31, 2005
Proceeds from securitizations	$13,258		$55,900	$8,406
Gain on securitizations	$341	(3)	$44	$7
For the Year Ended December 31, 2004
Proceeds from securitizations	$8,712		$43,383	$7,883
Gain on securitizations	$284	(2)	$58	$4
For the Year Ended December 31, 2003
Proceeds from securitizations	$7,024		$67,427	$5,220
Gain (loss) on securitizations	$281	(2)	$(90)	$41

(1)                 Includes home equity loans and other securities collateralized by residential mortgage loans.

(2)                 The gains or losses on the sale of the collateral to the QSPE or VIE is the difference between the fair value on the day prior to securitization pricing date and the selling price of the mortgage whole loans to the QSPE or VIE.

(3)                 The gains or losses on the sale of the collateral to the QSPE or VIE is the difference between the carrying value (the lower of cost or fair value) and the selling price of the mortgage whole loans to the QSPE or VIE on the securitization pricing date. If the Company had determined the gains or losses on the sale of the collateral to the QSPE or VIE using the difference between the fair value on the day prior to securitization pricing date and the selling price of the mortgage whole loans to the QSPE or VIE, the gain on securitization for the year ended December 31, 2005 would have been $305 million.

The Company may retain interests in these securitized assets in connection with its underwriting and market-making activities. The Company’s primary exposure in its securitization activities is limited to its retained interests. Retained interests in securitized financial assets are included at fair value in corporate debt in financial instruments owned in the consolidated statements of financial condition. Any changes in the fair value of these retained interests are recognized in the consolidated statements of income. The fair values of retained interests are determined using market quotes where available or present value of estimated future cash flows valuation techniques that incorporate assumptions that market participants

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

4. Transfers and Servicing of Financial Assets (Continued)

customarily use in their estimates of values. As of December 31, 2005 and 2004, the fair value of the interests retained by the Company was $5.1 billion and $1.8 billion, respectively.

Key economic assumptions used in measuring, at the date of securitization, the fair value of the retained interests resulting from securitizations completed during the years ended December 31, 2005 and 2004 were as follows:

	For the Year Ended December 31, 2005			For the Year Ended December 31, 2004
	Commercial mortgage loans(1)	Residential mortgage loans	Other asset-backed loans	Commercial mortgage loans(1)	Residential mortgage loans	Other asset-backed loans
Weighted-average life (in years)	1.7	5.1	5.4	4.0	3.6	2.2
Prepayment rate (in rate per annum)(2)	N/A	0%-56.2%	25%	N/A	11.2% to 30.0%	25.0% to 30.0%
Cash flow discount rate (in rate per annum)(3)	5.4%-11.5%	0%-39.5%	3.6%-16.6%	7.3%	2.8-39.5%	11.1-15.0%
Expected credit losses (in rate per annum)	1.0%-7.0%	0%-35.3%	0.7%-12.3%	0.2-19.3%	0.1-39.9%	0.4-11.6%

The following table sets forth the fair value of retained interests from securitizations as of December 31, 2005, key economic assumptions used to determine the fair value and the sensitivity of the fair value to immediate adverse changes in those assumptions:

	As of December 31, 2005
	Commercial mortgage loans(1)	Residential mortgage loans	Other asset-backed
	(Dollars in millions)
Fair value of retained interests	$111	$4,828	$122
Weighted-average life (in years)	2.8	4.2	7.4
Prepayment rate (in rate per annum)(2)	N/A	0.2%-84.8%	11.5%-47.0%
Impact on fair value of 10% adverse change	N/A	$(16)	$—
Impact on fair value of 20% adverse change	N/A	$(31)	$—
Cash flow discount rate (in rate per annum)(3)	6.8%	6.4%	14.0%
Impact on fair value of 10% adverse change	$(2)	$(77)	$(2)
Impact on fair value of 20% adverse change	$(3)	$(154)	$(4)
Expected credit losses (in rate per annum)	2.4%	2.1%	9.6%
Impact on fair value of 10% adverse change	$(1)	$(24)	$(1)
Impact on fair value of 20% adverse change	$(1)	$(48)	$(2)

(1)                 To deter prepayment, commercial mortgage loans typically have prepayment protection in the form of prepayment lockouts and yield maintenances.

(2)                 The Company utilizes the Constant Prepayment Rate assumptions.

(3)                 The rate is based on the weighted average yield on the retained interest.

These sensitivities are hypothetical and do not reflect the benefits of hedging activities. Changes in fair value based on a 10% or 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption. In practice, changes in one assumption may result in changes in other

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

4. Transfers and Servicing of Financial Assets (Continued)

assumptions (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which may magnify or counteract the sensitivities.

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

The Company has consolidated all CDO VIEs and other VIEs for which it is the primary beneficiary. As of December 31, 2005 and 2004, the Company recorded $673 million and $291 million, respectively, representing the carrying amount of the consolidated assets of these CDO VIEs and other VIEs that are collateral for the VIE obligations. The beneficial interests of these consolidated CDO VIEs and other VIEs are payable solely from the cash flows of the related collateral, and the creditors of these CDO VIEs do not have recourse to the Company in the event of default.

The Company holds significant debt and equity interests in CDO VIEs that are not consolidated because the Company is not the primary beneficiary. The total assets in these CDO VIEs as of December 31, 2005 and 2004 were $5.4 billion and $4.5 billion, respectively. The Company’s maximum exposure to loss on significant debt and equity interests in CDO VIEs as of December 31, 2005 and 2004 was $127 million and $62 million, respectively, which was the amount carried at fair value in financial instruments owned.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

4. Transfers and Servicing of Financial Assets (Continued)

Certain of the Company’s private equity funds are subject to FIN 46R. In the normal course of its private equity activities, the Company is typically the general partner and investment adviser to private equity funds. Limited partners of these funds typically have recourse to the fund’s assets but have no recourse to the Company’s assets. Beginning in 2004, the Company consolidated certain private equity funds that are managed by the Company. The following table presents the impact on the consolidated statements of financial condition of the Company’s consolidation of private equity funds and other long-term investments primarily under FIN 46R as of December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
	(In millions)
Private equity and other long-term investments	$2,562	$1,947
All other assets, net	177	2
Total assets	$2,739	$1,949
Minority interests (included in other liabilities)	$2,549	$1,978
All other liabilities, net (excluding minority interests)	190	(29)
Total liabilities	$2,739	$1,949

The following table presents the impact on the consolidated statements of income of the Company’s consolidation of private equity funds and other long-term investments primarily under FIN 46R, for the years ended December 31, 2005 and 2004:

	For the Year Ended December 31,
	2005	2004
	(In millions)
Net revenues	$975	$649
Expenses	15	7
Minority interests	$960	$642

5. Private Equity and Other Long-Term Investments

Private equity and other long-term investments include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. The Company categorizes its private equity and other long-term investments into three categories: Credit Suisse-managed funds, which include funds consolidated primarily under FIN 46R, funds managed by third parties and direct investments. These investments generally have no readily available market or may be otherwise restricted as to resale under the Securities Act; therefore, these investments are carried at management’s best estimate of fair value.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

5. Private Equity and Other Long-Term Investments (Continued)

As of December 31, 2005 and 2004, the Company had investments in private equity and other long-term investments of $3.6 billion and $3.1 billion, respectively, including $2.6 billion and $1.9 billion, respectively, in private equity investments consolidated primarily under FIN 46R. Changes in net unrealized appreciation/depreciation arising from changes in fair value and the gain or loss realized upon sale are reflected in principal transactions-net in the consolidated statements of income. See Notes 1 and 4 for more information. The original cost of these investments, excluding the private equity investments consolidated primarily under FIN 46R, was $1.4 billion as of December 31, 2005 and $1.5 billion as of December 31, 2004. As of December 31, 2005 the Company had commitments to invest up to an additional $726 million in non-consolidated private equity funds and $924 million in consolidated private equity funds.

The Company’s subsidiaries manage many private equity partnerships (the “Funds”). When the investment performance on Credit Suisse-managed Funds exceeds specific thresholds, the Company and certain other partners, most of which are current and former employees of the Company (collectively the “GPs”), may be entitled to receive a carried interest distribution under the governing documents of the Funds. Carried interest distributions are based on the cumulative investment performance of each Fund at the time the distribution is made. As a result, the Company may be obligated to return to investors in the Funds all or a portion of the carried interest distributed to the GPs. The amount of such contingent obligations is based upon the performance of the Funds but cannot exceed the amount of carried interest received by the GPs. As of December 31, 2005 and 2004, the maximum amount of such contingent obligations was $620 million and $439 million, respectively, assuming the Funds’ remaining investments were worthless. Assuming the Funds’ remaining investments were sold at their current carrying values as of December 31, 2005 and 2004, the contingent obligations would have been $18 million and $9 million, respectively. As of December 31, 2005 and 2004, the Company withheld cash from distributions on prior realizations to the partners, and recorded corresponding liabilities of $126 million and $75 million, respectively, in connection with the Company’s guarantee to return prior carried interest distributions to third party investors in the Funds.

In addition, pursuant to certain contractual arrangements, the Company is obligated to make cash payments to certain investors in certain Funds if specified performance thresholds are not met. As of December 31, 2005 and 2004, the maximum amount of such contingent obligations was $45 million and $65 million, respectively, assuming the Funds’ remaining investments were worthless. Assuming the Funds’ remaining investments were sold at their current carrying values as of December 31, 2005 and 2004, there would have been no contingent obligation.

6. Derivatives Contracts

The Company uses derivatives contracts for trading and hedging purposes and to provide products for clients. These derivatives include options, forwards, futures and swaps.

Non-trading Derivatives

The Company hedges its fixed rate debt by using interest rate swaps. These swaps are considered hedging instruments and qualify as fair value hedges under SFAS 133. For qualifying fair value hedges, the changes in fair value of both the hedging instrument and the underlying debt are included in principal

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

6. Derivatives Contracts (Continued)

transactions-net and the interest flows are included in net interest and dividends in the consolidated statements of income.

The Company assesses the effectiveness of hedging relationships both prospectively and retrospectively. The prospective assessment is made both at the inception of a hedging relationship and on an ongoing basis and requires the Company to justify its expectation that the relationship will be highly effective over future periods. The retrospective assessment is also performed on an ongoing basis and requires the Company to determine whether or not the hedging relationship has actually been effective. If the Company concludes, through a retrospective evaluation that hedge accounting is appropriate for the current period then it measures the amount of hedge ineffectiveness to be recognized in earnings.

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

The gains related to the ineffective component of the fair value hedges was $19 million for the year ended December 31, 2005. The gains and losses related to the ineffective component of the fair value hedges were not significant for the years ended December 31, 2004 and 2003.

Other derivatives used to hedge the Company’s long-term borrowings that do not qualify as hedges under SFAS 133 are carried at fair value with changes in value and interest flows included in principal transactions-net in the consolidated statements of income. For the years ended December 31, 2005, 2004 and 2003, the Company recognized a pre-tax loss of less than $1 million, a pre-tax gain of $6 million and a pre-tax gain of $1 million, respectively, related to the ineffective component of these hedges.

Trading Derivatives

The Company enters into various transactions using derivatives for trading purposes, to hedge trading exposures or to provide products to its clients. These derivatives include options, forwards, futures and swaps. Trading derivative contracts are carried at fair value with unrealized and realized gains and losses and interest flows included in principal transactions-net in the consolidated statements of income.

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

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

6. Derivatives Contracts (Continued)

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

Forwards and Futures

In the normal course of business, the Company’s customer and trading activities include executing, settling and financing various securities and financial instrument transactions. To execute these transactions, the Company purchases and sells (including “short sales”) securities, and purchases and sells forward contracts primarily for U.S. Government and agency securities, corporate debt, mortgage-backed securities and foreign currencies. The Company also enters into VPF transactions which meet the definition of a derivative and are classified as forward contracts. See Note 1 for more information. In addition, the Company enters into futures contracts on equity-based indices and other financial instruments, as well as options on futures contracts.

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

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

6. Derivatives Contracts (Continued)

Quantitative Disclosures for All Derivatives

The fair values of all derivatives contracts outstanding as of December 31, 2005 and 2004 were as follows:

	December 31, 2005		December 31, 2004
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Options	$1,167	$728	$1,001	$879
Forward contracts	3,049	1,076	1,206	355
Swaps	869	458	1,456	1,061
Total	$5,085	$2,262	$3,663	$2,295

These assets and liabilities are included as derivatives contracts in financial instruments owned/sold not yet purchased, respectively, in the consolidated statements of financial condition.

7. Goodwill and Identifiable Intangible Assets

The Company allocates goodwill to its reporting units. Goodwill impairment testing showed no impairment and had no effect on the Company’s consolidated financial condition or results of operations as of December 31, 2005 and 2004. There have been no events or circumstances occurring subsequent to these impairment tests that would more likely than not have resulted in the fair values of the Company’s reporting units being below the carrying values. As of December 31, 2005 and 2004, the Company had $562 million and $527 million, respectively, of goodwill.

In 2005, the Company recorded an additional $1 million in goodwill related to its acquisition of ING Finance LLC, an additional $1 million in goodwill related to earn-out payments for its 2003 acquisition of Volaris Advisors and an additional $33 million related to earn-out payments for its 2002 acquisition of Holt Value Associates, L.P.

For the year ended December 31, 2005 and 2004, the reported goodwill includes $194 million related to the transfer by CS Holdings of the high-net-worth business (the “HNW business”) of Credit Suisse Asset Management, LLC (“CSAM”), a wholly owned subsidiary of CS Holdings, on March 31, 2004.

In 2004, the Company reduced its interest in PM Realty Group, LP, a real estate management company, resulting in a decrease in goodwill of $5 million.

As of December 31, 2005 and 2004, the Company had identifiable intangible assets of $38 million and $39 million, respectively, net of accumulated amortization of $59 million and $53 million, respectively, which are included in other assets and deferred amounts in the consolidated statements of financial condition. Intangible assets included $16 million of indefinite-lived intangible assets for the years ended December 31, 2005 and 2004. For the years ended December 31, 2005 and 2004, the reported intangible assets included $7 million and $8 million, respectively, related to the transfer by CS Holdings of the HNW business. Identifiable intangible assets consisted primarily of internally developed software and customer lists which are amortized over useful lives ranging from 3 to 21 years. Intangible amortization expense for the years ended December 31, 2005, 2004 and 2003 was $6 million, $5 million and $5 million, respectively.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

7. Goodwill and Identifiable Intangible Assets (Continued)

In December 2003, CSAM wrote down the value of certain intangible assets transferred to the Company on March 31, 2004, resulting in a pre-tax loss of $200 million and an after-tax loss of $130 million to the Company.

8. Borrowings

Short-term borrowings are generally demand obligations with interest approximating the federal funds rate, the London Interbank Offered Rate (“LIBOR”) or other money market indices. Such borrowings are generally used to facilitate the securities settlement process, finance financial instruments owned and finance securities purchased by customers on margin. As of December 31, 2005 and 2004, there were no short-term borrowings secured by Company-owned securities.

The following table sets forth the Company’s short-term borrowings and their weighted average interest rates:

	Short-term borrowings		Weighted average interest rates
	As of December 31, 2005	As of December 31, 2004	As of December 31, 2005	As of December 31, 2004
	(In millions)
Bank loans, including loans from affiliates (1)	$12,356	$20,435	4.32%	2.65%
Commercial paper	1,298	1,249	4.19%	2.11%
Total short-term borrowings	$13,654	$21,684

(1)                 Includes $12.1 billion and $20.1 billion in loans from affiliates as of December 31, 2005 and December 31, 2004, respectively.

The Company has a commercial paper program exempt from registration under the Securities Act of 1933 that allows the Company to issue up to $5.0 billion in commercial paper. As of December 31, 2005 and 2004, $1.3 billion and $1.2 billion, respectively, of commercial paper was outstanding under this program. The Company terminated one of its exempt commercial paper programs in the third quarter of 2005.

In February 2006, the Company filed with the SEC an automatic shelf registration statement that allows the Company to issue from time to time senior and subordinated debt securities, and warrants to purchase such securities.

In July 2001, the Company established a Euro medium-term note program, that allows the Company to issue up to $5.0 billion of notes. Under this program, the Company had, as of March 17, 2006 approximately $1.2 billion available for issuance.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

8. Borrowings (Continued)

The following table sets forth the Company’s long-term borrowings as of December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
	(In millions)
Senior notes 3.9%-7.1%, due various dates through 2032	$29,214	$22,485
Medium-term notes 2.8%-7.5%, due various dates through 2032	4,223	6,387
Structured borrowings 4.5% -16.1%, due various dates through 2009	489	69
Total long-term borrowings	$33,926	$28,941
Current maturities of long-term borrowings	$3,692	$3,137

As of December 31, 2005 and 2004, long-term borrowings included upward fair value adjustments of approximately $52 million and $624 million, respectively, associated with fair value hedges under SFAS 133. As of December 31, 2005 and 2004, the Company had entered into interest rate swaps, with a notional amount of $23.6 billion and $21.8 billion, respectively, on the Company’s long-term borrowings for hedging purposes. Substantially all of these swaps qualified as fair value hedges under SFAS 133. See Note 6 for more information.

The following table sets forth scheduled maturities of all long-term borrowings as of December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
	(In millions)
2005	$—	$3,137
2006	3,692	3,723
2007	3,153	3,227
2008	7,892	3,442
2009	2,327	2,359
2010	3,705	1,480
2011-2032	13,157	11,573
Total	$33,926	$28,941

The following table sets forth scheduled maturities of the current portion of long-term borrowings as of December 31, 2005:

Three Months Ending	(In millions)
March 31, 2006	$94
June 30, 2006	1,362
September 30, 2006	2,236
December 31, 2006	—
Total	$3,692

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

8. Borrowings (Continued)

As of December 31, 2005, CS Securities maintained with third parties five 364-day committed secured revolving credit facilities totaling $2.2 billion, with one facility for $500 million maturing in July 2006, one facility for $200 million maturing in August 2006, one facility for $500 million maturing in November 2006, one facility for $500 million maturing in February 2007 and one facility for $500 million maturing in March 2007. The Company expects to renew these facilities as they mature. These facilities require CS Securities to pledge unencumbered marketable securities to secure any borrowings. Borrowings under each facility would bear interest at short-term rates related to either the Federal Funds rate or LIBOR and can be used for general corporate purposes. The facilities contain customary covenants that the Company believes will not impair its ability to obtain funding. As of December 31, 2005, no borrowings were outstanding under any of the facilities.

2005 Financings

During the year ended December 31, 2005, the Company issued $8.3 billion of senior notes and $217 million in structured notes and repaid approximately $2.1 billion of medium-term notes, $1.0 billion of senior notes and $56 million of structured notes.

2004 Financings

In the year ended December 31, 2004, the Company issued longer-dated fixed income securities to extend the maturity profile of the Company’s debt. For the year ended December 31, 2004, the Company issued $1.1 billion in medium-term notes and $5.9 billion in senior notes and repaid approximately $2.2 billion of medium-term notes and $68 million of structured notes.

9. Leases and Commitments

The following table sets forth the Company’s minimum operating lease commitments as of December 31, 2005:

Twelve Months Ending December 31,
(In millions)
2006	$154
2007	148
2008	142
2009	138
2010	133
2011-2025	982
Total(1)	$1,697

(1)      Excludes sublease revenue of $310 million and executory costs such as insurance, maintenance and taxes of $560 million.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

9. Leases and Commitments (Continued)

The following table sets forth the Company’s commitments, including the current portion as of December 31, 2005:

	Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total commitments
	(In millions)
Standby resale agreements(1)	$25	$125	$—	$—	$150
Private equity(2)	174	93	58	401	726
Forward agreements(3)	9,677	—	—	—	9,677
Unfunded lending commitments(4)	97	178	236	219	730
Unfunded warehousing commitments(5)	1,168	—	—	—	1,168
Total commitments	$11,141	$396	$294	$620	$12,451

(1)                 In the ordinary course of business, the Company maintains certain standby resale agreement facilities that commit the Company to enter into securities purchased under agreements to resell with customers at current market rates.

(2)                 As of December 31, 2005, the Company had commitments to invest up to an additional $726 million in non-consolidated private equity funds and $924 million in consolidated private equity funds.

(3)                 Represents commitments to enter into securities purchased under agreements to resell and agreements to borrow securities.

(4)                 The Company enters into commitments to extend credit in connection with certain premium finance, leveraged finance and other activities.

(5)                 The Company enters into commitments to warehouse commercial mortgage whole loans.

Excluded from the table above are certain commitments to originate and purchase mortgage whole loans that qualify as derivatives. These commitments are reflected in derivatives contracts in the consolidated statements of financial condition. For more information on the Company’s derivatives contracts see Note 6.

As of December 31, 2005, the Company used $100 million in outstanding standby letters of credit to satisfy counterparty collateral requirements.

The Company had no material capital lease obligations as of December 31, 2005. For information about certain of the Company’s additional commitments, see Notes 5 and 10.

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

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

10. Guarantees (Continued)

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

The following table sets forth the maximum quantifiable contingent liabilities and carrying amounts associated with guarantees covered by FIN 45 as of December 31, 2005 by maturity.

	Amount of Guarantee Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total guarantees	Carrying amounts
	(In millions)
Credit guarantees	$—	$40	$69	$368	$477	$10
Performance guarantees	78	392	—	—	470	8
Derivatives	131	1,992	182	478	2,783	67
Related party guarantees	—	—	—	1	1	—
Total guarantees	$209	$2,424	$251	$847	$3,731	$85

Credit Guarantees

In the ordinary course of business the Company enters into contracts that would require it, as the guarantor, to make payments to the guaranteed party if a third party fails to pay under a credit obligation. As of December 31, 2005, the Company recorded liabilities of $10 million and had a maximum contingent liability of $477 million under credit guarantees. These credit guarantees are described below.

As part of the Company’s residential mortgage activities, the Company previously sold to the Federal National Mortgage Association (“FNMA”) certain residential mortgages that it had purchased and agreed to bear a percentage of any losses should the borrowers fail to perform. In accordance with FIN 45, the Company did not recognize a liability for these guarantees because they were issued prior to December 31, 2002 and have not been modified. The Company’s maximum potential exposure related to these guarantees, assuming all the borrowers failed to perform, was $147 million as of December 31, 2005.

As part of the Company’s commercial mortgage activities, the Company sells to FNMA certain commercial mortgages that it has originated and agrees to bear a percentage of the losses should the borrowers fail to perform. As of December 31, 2005, in accordance with FIN 45, the Company recorded liabilities of $10 million related to these guarantees. The Company’s maximum potential exposure related to these guarantees, assuming all the borrowers failed to perform, was $330 million as of December 31, 2005.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

10. Guarantees (Continued)

Performance Guarantees

In the ordinary course of business, the Company enters into contracts that would require it, as the guarantor, to make payments to the guaranteed party based on a third party’s failure to perform under an agreement. As of December 31, 2005, the Company had a maximum contingent liability of $470 million under performance guarantees.

As part of the Company’s residential mortgage and asset-backed securitization activities, the Company at times guarantees the collection by the servicer and remittance to the securitization trust of prepayment penalties. As of December 31, 2005, the Company recorded liabilities of $8 million related to these guarantees. As of December 31, 2005, the Company’s maximum exposure under the guarantees, assuming that every mortgage holder prepays and the servicers fail to collect and remit the prepayment penalties, was $470 million; however, the Company has recourse against the servicer.

In addition, the Company at times guarantees any increases in servicing fees in connection with the replacement of the existing servicer that would otherwise be borne by the securitization trust. The Company did not record a liability because it has determined that is it not possible to estimate the fair value and the maximum amount of its obligations under these guarantees as of December 31, 2005.

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

Derivative contracts that may be cash settled, and which the Company has no basis for concluding that it is probable that the counterparties held the underlying instruments at the inception of the contracts, are not considered guarantees under FIN 45.

As of December 31, 2005, the Company recorded $67 million in derivatives that met the definition of a guarantee under FIN 45. These are reflected as derivatives contracts in the consolidated statements of financial condition. The maximum gross contingent liability was $2.8 billion, of which $2.3 billion was with CSG affiliates. These amounts were determined by using notional values and represent the obligations of the Company in the event that all the underlying financial instruments are worthless, the likelihood of which the Company believes is remote. For more information on derivatives, see Note 6.

Related Party Guarantees

For purposes of FIN 45, related party guarantees refer to any guarantees issued by the Company for obligations of any company (“affiliates”) controlled by CSG, the Company’s ultimate parent, unless it is

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

10. Guarantees (Continued)

one of the Company’s consolidated subsidiaries. Guarantees issued by the Company for the obligations of its consolidated subsidiaries are excluded because they do not create any incremental liability.

The Company issues guarantees to customers with respect to certain obligations of its affiliates in the ordinary course of business, including, but not limited to, certain derivatives transactions. Failure to perform by an affiliate would require the Company to perform under the guarantee. The maximum contingent liability of future payments of guarantees issued to counterparties of affiliates as of December 31, 2005 was $1 million. Excluded from the maximum contingent liability are certain guarantees for which an estimate cannot be made because the exposure is unlimited and therefore impossible to estimate. While the maximum contingent liability represents possible future payments under the guarantees, the Company believes that the likelihood of nonperformance by these affiliates is remote.

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

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

10. Guarantees (Continued)

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

11. Concentrations of Credit Risk

The Company is engaged in various securities trading and brokerage activities servicing a diverse group of domestic and foreign corporations, governments and institutional and individual investors. A substantial portion of the Company’s transactions are executed with and on behalf of institutional investors, including other brokers and dealers, mortgage brokers, commercial banks, U.S. agencies, mutual funds, hedge funds and other financial institutions. These transactions are generally collateralized. Credit risk is the potential for loss resulting from the default by a counterparty of its obligations. Exposure to credit risk is generated by securities and currency settlements, contracting derivatives and forward transactions with customers and dealers, and the holding in inventory of bonds and/or loans. The Company uses various means to manage its credit risk. The creditworthiness of all counterparties is analyzed at the outset of a credit relationship with the Company. These counterparties are subsequently reviewed on a periodic basis. The Company sets a maximum exposure limit for each counterparty, as well as for groups or classes of counterparties. Furthermore, the Company enters into master netting agreements when feasible and demands collateral from certain counterparties or for certain types of credit transactions. As of December 31, 2005, the Company did not have any significant concentrations of credit risk.

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

12. Net Capital Requirements

The Company’s principal wholly owned subsidiary, CS Securities, is a registered broker-dealer, registered futures commission merchant and member firm of the New York Stock Exchange, Inc. (“NYSE”). Accordingly, the Company is subject to the minimum net capital requirements of the SEC and the Commodities Futures Trading Commission (“CFTC”). Under the alternative method permitted by Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Exchange Act”), the required net capital may not be less than the greater of 2% of aggregate debit balances arising from customer transactions or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act less the market value of certain commodity options, all as defined. Under CFTC Regulation 1.17, the required minimum net capital requirement is 8% of the total risk margin requirement (as defined) for all positions carried in customer accounts plus 4% of the total risk margin requirement (as defined) for all positions carried in

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

12. Net Capital Requirements (Continued)

non-customer accounts. As of December 31, 2005, CS Securities’ net capital of approximately $4.5 billion was 59.1% of aggregate debit balances and in excess of the CFTC’s minimum requirement by approximately $4.3 billion.

The Company’s OTC derivatives dealer subsidiary, Credit Suisse Capital LLC (“CS Capital”), formerly known as Credit Suisse First Boston Capital LLC, is also subject to the uniform net capital rule, but computes its net capital based on value at risk under Appendix F of Rule 15c3-1 under the Exchange Act. As of December 31, 2005, CS Capital’s net capital of $504 million, allowing for market and credit risk exposure of $60 million and $216 million, respectively, was in excess of the minimum net capital requirement by $484 million. CS Capital is in compliance with the exemptive provisions of Rule 15c3-3 under the Exchange Act because the Company does not carry securities accounts for customers or perform custodial functions relating to customer securities.

As of December 31, 2005, the Company and its subsidiaries complied with all applicable regulatory capital adequacy requirements.

13. Cash and Securities Segregated Under Federal and Other Regulations

In compliance with the Commodity Exchange Act, CS Securities segregates funds deposited by customers and funds accruing to customers as a result of trades or contracts. As of December 31, 2005 and 2004, cash and securities aggregating $2.7 billion and $3.1 billion, respectively, were segregated or secured by CS Securities in separate accounts exclusively for the benefit of customers.

In accordance with the SEC’s no-action letter dated November 3, 1998, CS Securities computed a reserve requirement for the proprietary accounts of introducing broker-dealers. As of December 31, 2005 and 2004, CS Securities segregated securities aggregating $1.9 billion and $1.5 billion, respectively, on behalf of introducing broker-dealers.

In addition, CS Securities segregated U.S. Treasury securities with a market value of $3.3 billion and $4.4 billion as of December 31, 2005 and 2004, respectively, in a special reserve bank account exclusively for the benefit of customers as required by Rule 15c3-3 of the Exchange Act.

14. Stockholder’s Equity

The Credit Suisse Group International Share Plan provides for the grant of equity-based awards to Company employees based on CSG shares pursuant to which employees of the Company may be granted, as compensation, share or other equity-based awards as compensation for services performed. CS Holdings purchases shares from CSG to satisfy these awards, but CS Holdings does not require reimbursement from the Company; therefore, amounts are considered a capital contribution to the Company and credited to paid-in-capital. Amounts contributed by CS Holdings relating to compensation expense for the years ended December 31, 2005, 2004 and 2003 were $992 million, $526 million and $325 million, respectively, including tax effects. See Notes 1 and 15 for further information on the Company’s share-based compensation.

On November 30, 2004, the Company paid a $40 million dividend to CS Holdings.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

14. Stockholder’s Equity (Continued)

In 2005 and 2003, the Company had an unfunded accumulated benefit obligation in its non-contributory defined benefit pension plan and recorded minimum pension liability adjustments of $175 million and $4 million, respectively, net of tax, in accumulated other comprehensive loss in the consolidated statements of financial condition. In 2004, the fair value of the plan assets was greater than the accumulated benefit obligation. Accordingly, the Company reversed the previously recorded minimum pension liability adjustments resulting in an increase in accumulated other comprehensive income of $150 million, net of tax. See note 16 for more information.

On March 31, 2004, the Company’s immediate parent company, CS Holdings, transferred the HNW Business of CSAM, a wholly owned subsidiary of CS Holdings, to the Company as a capital contribution of $221 million. The transfer of this business was accounted for at historical cost in a manner similar to pooling-of-interest accounting because CSAM and the Company were under the common control of CS Holdings at the time of transfer.

On March 20, 2003, the Company’s immediate parent company, CS Holdings, transferred Management LLC to the Company as a capital contribution of $75 million. The transfer of Management LLC has been accounted for at historical cost in a manner similar to pooling-of-interest accounting because Management LLC and the Company were under the common control of CS Holdings at the time of the transfer.

On February 28, 2003, the Company redeemed the remaining 88,500 shares of its Fixed/Adjustable Rate Cumulative Preferred Stock, Series B (liquidation preference of $50.00 per share) at par plus accrued and unpaid dividends.

15. Share-Based Compensation

The Company participates in the Credit Suisse Group International Share Plan (the “Plan”). The Plan provides for share, share unit and share option awards to be granted to certain employees based on the fair market value of CSG shares at the time of grant.

In August 2003, the Company adopted the fair value recognition provisions of SFAS 123 to account for its share-based compensation with an effective date of January 1, 2003. Effective January 1, 2005, the Company early adopted the fair value recognition provisions of SFAS 123R to account for its share-based compensation. For additional information see Note 1.

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

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

15. Share-Based Compensation (Continued)

Share Awards

In September 2003, CSG amended the Plan and introduced three-year vesting for share awards granted as part of incentive compensation. Compensation expense is recognized over the vesting period except for awards granted in 2005 after the Company’s adoption of SFAS 123R as it applies to employees eligible for early or normal retirement. For share awards not granted as part of incentive compensation, compensation expense is recognized over a vesting period of one to five years. Share awards granted in or before January 2003 for services provided in prior years were expensed during the year services were provided if there were no vesting requirements. For additional information, see Note 1.

The following table reflects the weighted-average fair value of share awards at the grant date during 2005, 2004 and 2003:

	2005	2004	2003
Weighted-average fair value at grant date	$40.35	$37.26	$28.00

The number of share awards granted during the years ended December 31, 2005, 2004 and 2003 was 17 million, 21 million and 28 million, respectively, of which 11 million were granted as part of the option reduction program in 2003. The number of share awards outstanding as of December 31, 2005, 2004 and 2003 was 27 million, 46 million and 48 million, respectively.

Share Unit Awards

In January 2005, CSG granted 12.7 million share units with a fair value of $43.75 per unit on the grant date to certain employees. These share units vest over five years and are linked to the earnings and share price of CSG. Total compensation expense is determined based on the fair value of the share units multiplied by the total number of share units that ultimately vest. The total number of share units that ultimately vest depends on the final outcome of the underlying service and performance conditions over the course of the contractual term. Each share unit has the potential to convert into between 0 and 3 share units depending on the outcome of the performance condition. Except with respect to employees eligible for early or normal retirement, compensation expense is recognized over the vesting period based on management’s estimate of the number of share units that will vest, which is contingent upon the projected outcome of the underlying service and performance conditions and is updated on a periodic basis.

Share Option Awards

In September 2003, CSG also amended the Plan and introduced three-year vesting for share option awards granted as part of incentive compensation. For share option awards that are not part of incentive compensation, compensation expense is recognized over the service period, which ranges from two to four years. These awards expire ten years from the grant date.

Share option awards issued prior to January 2003 for service provided in prior years were accounted for under the provisions of APB 25, therefore no compensation expense was recognized for these awards. These share option awards have a service period of one to four years and expire from seven to ten years from the grant date. Upon adoption of SFAS 123R, compensation expense for these options that have future vesting requirements was recognized in the consolidated statements of income.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

15. Share-Based Compensation (Continued)

If the Company had applied the fair-value based method under SFAS 123 to recognize expense over the relevant service period for share options that had future vesting requirements granted in or before January 2003, net income would have decreased for the years ended December 31, 2004 and 2003. For the year ended December 31, 2005, there was no pro forma impact as compensation expense includes the fair value as of the grant date of all outstanding unvested share option awards granted as a result of the Company’s adoption of SFAS 123R. The following table reflects this pro forma effect:

	For the Year Ended December 31,
	2004(1)	2003(1)
	(In millions)
Net income, as reported	$787	$1,192
Add: Share-based employee compensation expense, net of related tax effects, included in reported net income	264	208
Deduct: Share-based employee compensation expense, net of related tax effects, determined under the fair-value based method for all awards	269	228
Pro forma net income	$782	$1,172

(1)                 Compensation expense for the years ended December 31, 2004 and 2003 reflected the change in vesting discussed above.

The Company did not grant any share option awards during 2005 and 2004. The number of share option awards granted for the year ended December 31, 2003 was 172,000. The number of share option awards outstanding as of December 31, 2005, 2004 and 2003 was 24 million, 28 million and 33 million, of which 1 million relate to the option reduction program in 2003. The number of share option awards exercisable as of December 31, 2005, 2004 and 2003 was 24 million, 20 million and 21 million, respectively.

The following table reflects the weighted-average fair values of share option awards at the grant date, including options granted as part of the option reduction program in 2003:

	2005(1)	2004(1)	2003
Weighted-average fair values of options at the grant date	$—	$—	$10.44

(1)                 The Company did not grant any share option awards during 2005 and 2004.

The fair value of share option awards was estimated using the Black-Scholes option pricing model. The following table reflects the weighted-average assumptions for the calculation of the fair value of the share option awards granted, including share option awards granted as part of the option reduction program in 2003:

	2005(1)	2004(1)	2003
Expected dividend yield	—	—	0.54%
Expected life of options	—	—	4 years
Expected volatility	—	—	48.00%
Risk-free interest rate	—	—	1.28%

(1)                 The Company did not grant any share option awards during 2005 and 2004. The number of share option awards granted for the year ended December 31, 2003 was 172 thousand.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

16. Employee Benefit Plans

The Company provides retirement and post-retirement benefits to its U.S. and certain non-U.S. employees through participation in a defined benefit pension plan, a defined contribution savings and retirement plan and other plans. The Company’s measurement date is September 30 for its pension and other plans.

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

CSG applies sponsor accounting for accounting and reporting for defined benefit pension plans. The Company and other CSG entities participate in and contribute to the same plan and the assets held by the plan are not restricted or segregated and can be used to provide benefits to employees of any of the participating CSG entities. The Company has been designated to be the sponsor of the plan and records all liabilities and expenses and allocates a portion of the expenses to affiliates for employees outside of the Company. The disclosures that follow present the plans in their entirety.

Contributions to the Qualified Plan are made as required by the Internal Revenue Code and applicable law but not in excess of the amounts deductible by the Company for income tax purposes. The Company did not make any contributions to the Qualified Plan during the year ended December 31, 2005. Company contributions to the Qualified Plan were $225 million and $40 million for the years ended December 31, 2004 and 2003, respectively.

The Company also sponsors a savings and retirement plan, which is a defined contribution plan, with both a savings and a retirement component. All employees are eligible to participate in the savings component whereby the Company matches a portion of the employee’s contributions in accordance with the Company’s guidelines. In addition, individuals employed before January 1, 2000 who do not accrue benefits under the Qualified Plan and employees hired on or after January 1, 2000 participate in the retirement component and receive a retirement contribution that was previously linked to the return on equity of Institutional Securities and Wealth & Asset Management. The Company has contributed $83 million, $32 million and $55 million to the defined contribution plan for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company also provides a non-contributory, non-qualified, unfunded plan (the “Supplemental Plan”), which provides benefits to certain senior employees and Qualified Plan participants whose benefits may be limited by tax regulations. Benefits under these pension plans are based on years of service and employee compensation.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

16. Employee Benefit Plans (Continued)

Other Postretirement Plans

In addition, the Company provides certain subsidized unfunded health-care benefits for eligible retired employees (the “Other Plans”). Employees hired prior to July 1, 1988 become eligible for these benefits if they meet minimum age and service requirements. The plan sponsor has the right to modify or terminate these benefits. As of December 31, 2005 and 2004, the aggregate accumulated postretirement benefit obligation was $128 million and $62 million, respectively.

Net Periodic Benefit Cost

The following table presents the pension expense by component for the Qualified Plan for the years ended September 30, 2005, 2004 and 2003:

	For the Year Ended September 30,
	2005	2004	2003
	(In millions)
Components of Net Periodic Benefit Cost:
Service cost	$19	$20	$27
Interest cost	37	34	32
Expected return on plan assets	(56)	(48)	(37)
Amortization of unrecognized transition asset	—	(2)	(2)
Amortization of prior service cost	1	1	1
Recognized net actuarial loss	20	17	9
Recognized curtailment loss	—	4	—
Net periodic benefit cost	$21	$26	$30

The following table presents the pension expense for the Supplemental Plan and postretirement health-care expense for the Other Plans by component for the years ended September 30, 2005, 2004 and 2003:

	For the Year Ended September 30,
	2005	2004	2003
	(In millions)
Components of Net Periodic Benefit Cost:
Service cost	$3	$3	$3
Interest cost	8	6	6
Amortization of unrecognized transition obligations	1	1	1
Amortization of prior service cost	(1)	(1)	(1)
Recognized net actuarial loss	7	2	3
Net periodic benefit cost	$18	$11	$12

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

16. Employee Benefit Plans (Continued)

Benefit Obligation and Plan Assets

The following table reconciles the changes in the projected benefit obligation and the fair value of the plan assets and summarizes the funded status for the Qualified Plan, the Supplemental Plan and the Other Plans. Amounts shown are as of the measurement date, which is September 30, 2005 and 2004:

	Qualified		Supplemental and Other
	2005	2004	2005	2004
	(In millions)
Change in Benefit Obligation
Projected benefit obligation as of beginning of period	$606	$589	$106	$105
Service cost	19	20	3	3
Interest cost	37	34	9	5
Participant contributions	—	—	—	1
Amendments	—	2	—	—
Assumption change	76	—	2	—
Actuarial loss/(gain)	16	(7)	53	8
Benefits paid	(17)	(17)	(6)	(5)
Curtailments	—	(15)	—	—
Adoption of FSP106-2	—	—	—	(11)
Projected benefit obligation as of the end of period	$737	$606	$167	$106
Change in Plan Assets
Fair value of assets as of the beginning of period	$635	$389	$—	$—
Actual return on plan assets	78	38	—	—
Participant contributions	—	—	—	—
Employer contributions	—	225	6	4
Benefits paid	(17)	(17)	(6)	(4)
Fair value of assets as of the end of period	$696	$635	$—	$—
Funded Status
Funded status—funded (underfunded)	$(41)	$29	$(167)	$(106)
Unrecognized transition obligation	—	—	7	1
Unrecognized prior service cost	4	5	2	—
Unrecognized net actuarial loss	296	245	70	28
Net amount recognized	$259	$279	$(88)	$(77)

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

16. Employee Benefit Plans (Continued)

Amounts recognized in the consolidated statements of financial condition as of December 31, 2005 and 2004 were as follows:

	Qualified
	2005	2004
	(In millions)
Prepaid asset	$—	$279
Intangible asset	4	—
Accrued benefit liability	(15)	—
Accumulated other comprehensive loss	270	—
Net amount recognized	$259	$279

As of December 31, 2005 and 2004, the Company had recognized liabilities of $88 million and $77 million, respectively, for the Supplemental and Other Plans in the consolidated statements of financial condition.

The Company had an unfunded accumulated benefit obligation of $15 million in the Qualified Plan as of the valuation date in 2005. Accordingly, the Company recorded pre-tax and after-tax minimum pension liability adjustments of $270 million and $175 million, respectively, for the year ended December 31, 2005 in accumulated other comprehensive loss in the consolidated statements of financial condition. The Company had a fully funded accumulated benefit obligation in the Qualified Plan as of the valuation date in 2004 and reversed the previously recorded minimum pension liability adjustments applicable to the Qualified Plan resulting in an after-tax increase in accumulated other comprehensive income of $150 million, net of tax.

The accumulated benefit obligation for the Qualified Plan was $711 million and $578 million as of September 30, 2005 and 2004, respectively. The accumulated benefit obligation for the Supplemental and Other Plans was $167 million and $106 million as of September 30, 2005 and 2004, respectively.

Estimated Future Benefit Payments

The estimated future benefit payments expected to be made by the Qualified Plan, Supplemental Plan and Other Plans are as follows:

	Qualified	Supplemental and Other
	(In millions)
2006	$28	$7
2007	31	7
2008	33	8
2009	35	9
2010	36	9
Years 2011-2015	185	50

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

16. Employee Benefit Plans (Continued)

Assumptions Used in Determining Costs and Obligations

The following table presents on a weighted average basis the assumptions used in determining the net periodic benefit costs for the Qualified Plan, the Supplemental Plan and the Other Plans for the years ended September 30, 2005, 2004 and 2003:

	For the Year Ended September 30,
	2005	2004	2003
Qualified Plan and Supplemental Plan
Discount rate	6.00%	6.00%	6.25%
Rate of compensation increase	4.00%	4.00%	4.00%
Expected rate of return(1)	8.25%	8.50%	8.50%
Other Plans
Discount rate	6.00%	6.00%	6.25%
Rate of compensation increase	N/A	N/A	N/A
Expected rate of return(1)	N/A	N/A	N/A

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

The assumptions used in determining the projected benefit obligation for the Qualified Plan and Supplemental Plan and the projected health-care postretirement benefit obligation for the Other Plans as of September 30, 2005 and 2004 were:

	2005	2004
Projected benefit obligation
Discount rate	5.50%	6.00%
Rate of compensation increase	4.25%	3.75%
Projected health-care postretirement benefit obligation
Discount rate	5.50%	6.00%
Rate of compensation increase	N/A	N/A

In determining the accumulated postretirement health-care benefit obligation and the net periodic postretirement costs for 2005, the Company assumed the following:

		Obligation
	Cost	Pre-65 Retirees	Post-65 Retirees	Medicare Part D
Health-care rate increases
2005	8.00%	N/A	N/A	N/A
2006	7.00%	9.00%	9.75%	11.50%
Ultimate trend rate increase	4.75%	4.50%	4.50%	5.50%
Ultimate trend expected to be achieved	2010	2011	2011	2011

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

16. Employee Benefit Plans (Continued)

Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care benefits. A 1% change in assumed health-care cost trend rates would have the following effects:

	1% increase	1% decrease
	(In millions)
Effect on benefit obligation at end of year	$8	$(7)
Effect on total of service and interest costs for year	$1	$(1)

Investments

The investment policies and strategies of the Qualified Plan are determined by a committee made up of the Company’s senior management. The policy is based on long-term goals and is therefore not frequently revised. The investment goal is to create an asset mix that is adequate for future benefit obligations by creating a diversified investment portfolio, while managing various risk factors and maximizing the Qualified Plan’s investment returns through use of related party and external fund managers and clearly defined strategies. Senior management regularly monitors actual allocation compared to the policy. The current asset allocation goal is to achieve an asset mix of approximately 30% in domestic equities; 20% in international equities; 24% in fixed income securities; 10% in real estate; 15% in alternate investments (primarily hedge funds); and 1% in cash.

The following table presents the percentage of the fair value of the Qualified Plan assets as of September 30, 2005 and 2004 by type of asset:

	Qualified
	2005	2004
Asset Allocation:
Equity securities	50%	43%
Fixed income securities	25	21
Real estate	10	3
Cash and other	15	33
Total	100%	100%

Employee Loans and Deferred Compensation Arrangements

Certain key employees of the Company also participate in the following compensation and other arrangements: investments in selected private equity activities of the Company funded by deferred compensation and recourse and non-recourse leveraged loans provided by the Company; non-qualified deferred compensation plans that include managed investments; and other non-qualified plans that are funded by the Company with insurance contracts. The investments, including the leverage factor, and the amounts accrued by the Company under these plans are included in the consolidated statements of financial condition. The employee-related assets were $424 million and $549 million as of December 31, 2005 and 2004, respectively, and are included in other assets and deferred amounts in the consolidated statements of financial condition. Related liabilities for deferred compensation plans were $924 million and $1.2 billion, respectively, as of December 31, 2005 and 2004 and are included in other liabilities in the

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

16. Employee Benefit Plans (Continued)

consolidated statements of financial condition. Gains and losses on these assets and liabilities are recorded in the consolidated statements of income.

17. Income Taxes

The Company is included in the consolidated federal income tax return and certain state and local income tax returns filed by CS Holdings. CS Holdings allocates federal income taxes to its subsidiaries on a separate return basis, and any state and local income taxes on a pro rata basis, pursuant to a tax sharing arrangement.

Included in the consolidated statements of income for the years ended December 31, 2005, 2004 and 2003 are current and deferred provisions for income taxes from continuing operations that were allocated to the Company by CS Holdings as follows:

	For the Year Ended December 31,
	2005	2004	2003
	(In millions)
Current:
U.S. federal taxes	$43	$316	$(71)
State and local taxes	10	3	70
Foreign taxes	6	7	1
Total current	59	326	—
Deferred:
U.S. federal taxes	2	71	244
Total deferred	2	71	244
Provision for income taxes from continuing operations	$61	$397	$244

Excluded from the table above is a provision for income taxes for the years ended December 31, 2003 of $485 million related to discontinued operations; a provision for income taxes of $3 million and an income tax benefit of $5 million for the years ended December 31, 2005 and 2003, respectively, related to the cumulative effect of a change in accounting principle; an income tax benefit of $163 million and $131 million and an income tax charge of $27 million for the years ended December 31, 2005, 2004 and 2003, respectively, related to CSG share plan activity, and an income tax benefit of $93 million, an income tax charge of $80 million and an income tax benefit of $2 million for the years ended December 31, 2005, 2004 and 2003, respectively, related to minimum pension liability adjustments.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

17. Income Taxes (Continued)

The following table summarizes the difference between the federal statutory tax rate and the effective tax rate related to continuing operations for the years ended December 31, 2005, 2004 and 2003:

	For the Year Ended December 31,
	2005		2004		2003
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax (Loss)	Amount	Percent of Pre-tax (Loss)
	(In millions)		(In millions)		(In millions)
U.S. federal statutory income tax provision	$399	35.0%	$639	35.0%	$199	35.0%
Increase (decrease) due to:
Minority interests(1)	(336)	(29.5)	(225)	(12.3)	—	—
Dividend exclusion	(39)	(3.4)	(36)	(2.0)	(11)	(2.0)
Entertainment expense	6	0.5	5	0.3	4	0.8
State and local taxes, net of federal income tax effects	6	0.5	2	0.1	45	8.0
Transfer pricing adjustments	32	2.8	(1)	(0.1)	(1)	(0.1)
Other	(7)	(0.5)	13	0.8	8	1.3
Provision for income taxes from continuing operations	$61	5.4%	$397	21.8%	$244	43.0%

(1)                 Represents the effect of non-taxable revenues and expenses from private equity funds consolidated primarily under FIN 46R. Net income was unaffected as offsetting minority interests were recorded in the consolidated statements of income. See Note 4 for more information.

Deferred tax assets and deferred tax liabilities are generated by the following temporary differences:

	December 31, 2005	December 31, 2004
	(In millions)
Deferred tax assets:
Inventory	$137	$147
Investments	234	300
Other liabilities and accrued expenses, primarily compensation and benefits	1,433	1,094
State and local taxes	35	32
Total deferred tax assets	1,839	1,573
Deferred tax liabilities:
Inventory	134	62
Investments	221	285
Other	247	91
Total deferred tax liabilities	602	438
Deferred tax assets net of deferred tax liabilities	1,237	1,135
Valuation allowance for state and local taxes	(35)	(32)
Net deferred tax asset	$1,202	$1,103

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

17. Income Taxes (Continued)

Due to uncertainty concerning the Company’s ability to generate the necessary amount and mix of state and local taxable income in future periods, the Company maintains a valuation allowance against its deferred state and local tax asset in the amount $35 million and $32 million as of December 31, 2005 and 2004, respectively. The Company has determined that the realization of the remaining recognized deferred tax assets as of December 31, 2005 is more likely than not based on anticipated future taxable income. In addition, for federal income tax purposes, the Company has planning strategies available that enhance its ability to utilize these tax benefits.

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

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company recorded in the second quarter of 2005 a $750 million litigation charge to increase the reserve for private litigation involving Enron, certain IPO allocation practices, research analyst independence and other related litigation. This charge, coupled with the charge recorded in 2002, brings the Company’s reserves for these private litigation matters as of December 31, 2005 to $1.1 billion after the application of settlements. It is inherently difficult to predict the outcome of many of these matters. In presenting the consolidated financial statements, management makes estimates regarding the outcome of these matters and records a reserve and takes a charge to income when losses with respect to such matters are probable and can be reasonably estimated. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company’s defenses and its experience in similar cases or proceedings. Further litigation charges or releases of litigation reserves may be necessary in the future as developments in such cases or proceedings warrant.

19. Industry Segment and Geographic Data

In 2005, the Company operated and managed its businesses through two operating segments: the Institutional Securities segment, consisting primarily of Investment Banking, Trading and certain separately managed private equity and distressed assets; and the Wealth & Asset Management segment, consisting of Alternative Capital, which includes the results of the private equity and private funds businesses, and Private Client Services.

The Company’s segments are managed based on types of products and services offered and their related client bases. The Company evaluates the performance of its segments based primarily on income from continuing operations before provision for income taxes, discontinued operations and cumulative effect of a change in accounting principle but excluding minority interests.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

19. Industry Segment and Geographic Data (Continued)

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

The Wealth & Asset Management segment consists of:

•       Alternative Capital, which includes the private equity and private funds businesses. The private equity business makes privately negotiated investments and acts as an investment advisor for private equity funds. The private funds business raises private capital, primarily from institutional investors, for direct investment by venture capital, management buyout and other investment firms in a variety of fund types; and

•       Private Client Services, which is a financial advisory business serving high-net-worth individuals and corporate investors with a wide range of Credit Suisse and third-party investment management products and services.

The Company allocates to its segments a pro rata share of certain centrally managed costs, such as leased facilities and equipment costs, employee benefits and certain general overhead expenses based upon specified amounts, usage criteria or agreed rates, and allocates interest expense based upon the type of asset. The segment allocation of some costs, such as incentive bonuses, is estimated. Any revenues and expenses not allocated to the Company’s segments appear in Elimination & Other in the table below. For additional information, see Note 1.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

19. Industry Segment and Geographic Data (Continued)

The following table sets forth the net revenues excluding net interest, net interest and dividends revenue, total net revenues, total expenses and income from continuing operations before provision for income taxes, discontinued operations and cumulative effect of a change in accounting principle and assets of the Company’s segments.

	Institutional Securities	Wealth & Asset Management	Elimination & Other(7)	Total
	(In millions)
For the year ended December 31, 2005:
Net revenues excluding net interest	$3,384	$1,707	$—	$5,091
Net interest and dividends revenue	1,917	17	—	1,934
Total net revenues(1)	5,301	1,724	—	7,025
Total expenses	4,982	618	284	5,884
Income (loss)(2)	319	1,106	(284)	1,141
Minority interests(3)	237	722	—	959
Income (loss) after minority interests(4)	$82	$384	$(284)	$182
For the year ended December 31, 2004:
Net revenues excluding net interest	$2,425	$1,433	$—	$3,858
Net interest and dividends revenue	2,435	48	—	2,483
Total net revenues(1)	4,860	1,481	—	6,341
Total expenses	3,970	545	—	4,515
Income(2)	890	936	—	1,826
Minority interests(3)	79	563	—	642
Income after minority interests(4)	$811	$373	$—	$1,184
For the year ended December 31, 2003:
Net revenues excluding net interest	$1,894	$711	$—	$2,605
Net interest and dividends revenue	2,342	50	—	2,392
Total net revenues(1)(5)	4,236	761	—	4,997
Total expenses(6)	3,678	750	—	4,428
Income(2)(5)(6)	558	11	—	569
Minority interests(3)	—	—	—	—
Income after minority interests(4)(5)(6)	$558	$11	$—	$569
Segment assets as of December 31, 2005(8)	$292,581	$5,173	$—	$297,754
Segment assets as of December 31, 2004(8)	$271,203	$4,610	$—	$275,813
Segment assets as of December 31, 2003	$239,733	$1,833	$—	$241,566

(1)      Interest income and expense is accrued at the stated coupon rate for coupon-bearing financial instruments, and for non-coupon-bearing financial instruments, interest income is recognized by accreting the discount over the life of the instrument. For coupon-bearing financial instruments purchased at a discount or premium, the difference between interest income and expense accrued at the stated coupon rate and interest income and expense determined on an effective yield basis, which could be significant, is included in principal transactions-net instead of interest and dividends, net, in the Company’s consolidated statements of income and in net revenues excluding net interest.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

19. Industry Segment and Geographic Data (Continued)

(2)                 Income (loss) from continuing operations before provision for income taxes, minority interests, discontinued operations and cumulative effect of a change in accounting principle.

(3)                 Related to the Company’s consolidation of certain private equity funds. See Note 4 for more information.

(4)                 Income (loss) from continuing operations before provision for income taxes, discontinued operations and cumulative effect of a change in accounting principle.

(5)                 The results for the Wealth & Asset Management segment for the year ended December 31, 2003 include the results for the Company’s 50% stake in a Japanese online broker, DLJdirect SFG Securities Inc., up to the time of, and the gain resulting from, its sale in the fourth quarter of 2003.

(6)                 The Wealth & Asset Management segment results for the year ended December 31, 2003 include the pre-tax loss of $210 million of the HNW business, of which $200 million related to a write-down of intangible assets by CSAM in December 2003.

(7)                 Consists of the recognition of compensation expense in the fourth quarter of 2005 due to a change in accounting treatment for share-based awards to early-retirement eligible employees.

(8)                 The Institutional Securities and Wealth & Asset Management segment assets include $628 million and $2.1 billion, respectively, as of December 31, 2005 and $494 million and $1.5 billion, respectively, as of December 31, 2004, related to the Company’s consolidation of certain private equity funds.

The following are net revenues from continuing operations by geographic region:

	For the Year Ended December 31,
	2005	2004	2003
	(In millions)
United States	$7,007	$6,311	$4,983
Foreign	18	30	14
Total	$7,025	$6,341	$4,997

20. Quarterly Data (Unaudited)

The following table presents total net revenues, income (loss) before provision (benefit) for income taxes, and net income (loss):

					For the Year
					Ended
	2005 Fiscal Quarter				December 31,
	First	Second(1)	Third	Fourth(2)	2005
	(In millions)
Total net revenues	$1,633	$1,427	$2,080	$1,885	$7,025
Income (loss) from continuing operations(3)	391	(380)	794	336	1,141
Net income (loss)	$176	$(439)	$386	$4	$127

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

20. Quarterly Data (Unaudited) (Continued)

					For the Year
					Ended
	2004 Fiscal Quarter				December 31,
	First	Second	Third	Fourth	2004
	(In millions)
Total net revenues	$1,580	$1,967	$1,183	$1,611	$6,341
Income from continuing operations(3)	327	805	61	633	1,826
Net income	$167	$292	$19	$309	$787

(1)                 The Company recorded in the second quarter of 2005 a $750 million litigation charge to increase the reserve for private litigation involving Enron, certain IPO allocation practices, research analyst independence and other related litigation.

(2)                 The fourth quarter of 2005 includes the recognition of compensation expense due to a change in accounting treatment for share-based awards to early-retirement eligible employees.

(3)                 Income (loss) from continuing operations before provision (benefit) for income taxes, minority interests, discontinued operations and cumulative effect of a change in accounting principle.

SCHEDULE I
CREDIT SUISSE (USA), INC.
(Parent Company only)
Condensed Statements of Financial Condition
(In millions, except share data)

	December 31,	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$1	$1
Receivables from brokers, dealers and other	833	305
Derivatives contracts	672	1,052
Private equity and other long-term investments	28	33
Receivables from parent and affiliates	26,401	23,970
Receivables from subsidiaries	13,787	11,324
Investment in subsidiaries, at equity	10,429	8,667
Net deferred tax asset	283	345
Goodwill	62	60
Other assets and deferred amounts	405	284
Total assets	$52,901	$46,041
LIABILITIES AND STOCKHOLDER’S EQUITY
Commercial paper and short-term borrowings	$4,921	$4,192
Payables to brokers, dealers and other	615	411
Derivatives contracts	201	156
Accounts payable and accrued expenses	849	865
Other liabilities	607	480
Long-term borrowings	33,697	28,873
Total liabilities	40,890	34,977
Stockholder’s Equity:
Common stock ($0.10 par value; 50,000 shares authorized; 1,100 shares issued and outstanding)	—	—
Paid-in capital	9,530	8,538
Retained earnings	2,661	2,534
Accumulated other comprehensive loss	(180)	(8)
Total stockholder’s equity	12,011	11,064
Total liabilities and stockholder’s equity	$52,901	$46,041

See accompanying notes to condensed financial statements.

CREDIT SUISSE (USA), INC.
(Parent Company only)
Condensed Statements of Income
(In millions)

	For the Year Ended December 31,
	2005	2004	2003
Revenues:
Principal transactions—net	$7	$26	$(3)
Investment banking and advisory	—	—	(5)
Interest and dividends	1,178	510	332
Other	20	18	29
Total revenues	1,205	554	353
Interest expense	1,417	713	476
Total net revenues	(212)	(159)	(123)
Expenses:
Employee compensation and benefits	22	22	93
Merger-related costs	—	—	6
Other operating expenses	10	49	3
Total expenses	32	71	102
Loss before income tax benefit and equity in undistributed net income of subsidiaries	(244)	(230)	(225)
Income tax benefit	(72)	(108)	(111)
Loss before equity in undistributed net income of subsidiaries	(172)	(122)	(114)
Equity in undistributed net income of subsidiaries	299	909	1,306
Net income	$127	$787	$1,192

See accompanying notes to condensed financial statements.

CREDIT SUISSE (USA), INC.
(Parent Company only)
Condensed Statements of Cash Flows
(In millions)

	For the Years Ended December 31,
	2005	2004	2003
Net cash provided by operating activities	$581	$1,599	$592
Cash flows from investing activities:
Net proceeds from (payments for):
Receivable from parent and affiliates	(2,431)	(3,419)	(2,370)
Receivables from subsidiaries	(2,463)	(811)	(1,894)
Investment in subsidiaries, at equity	(1,762)	(2,013)	(400)
Net cash used in investing activities	(6,656)	(6,243)	(4,664)
Cash flows from financing activities:
Net proceeds from (payments for):
Commercial paper and short-term borrowings	729	(51)	2,161
Issuance (repayments) of:
Series B preferred stock	—	—	(4)
Issuance of long-term borrowings	8,518	6,974	5,029
Redemptions/maturities of long-term borrowings	(3,172)	(2,239)	(3,542)
Dividends from affiliates	—	—	350
Dividends to CS Holdings	—	(40)	—
Capital contribution by CS Holdings	—	—	75
Net cash provided by financing activities	6,075	4,644	4,069
Decrease in cash and cash equivalents	—	—	(3)
Cash and cash equivalents as of the beginning of year	1	1	4
Cash and cash equivalents as of the end of year	$1	$1	$1

See accompanying notes to condensed financial statements.

CREDIT SUISSE (USA), INC.
(Parent Company only)
Notes to Condensed Financial Statements
December 31, 2004

1. Basis of Presentation

The condensed financial statements of Credit Suisse (USA), Inc. (the “Parent Company”), formerly known as Credit Suisse First Boston (USA), Inc., should be read in conjunction with the consolidated financial statements of Credit Suisse (USA), Inc. and subsidiaries (the “Company”) and the notes thereto. Investments in subsidiaries are accounted for under the equity method.

2. Related Party Transactions

As of December 31, 2005 and 2004, the Parent Company had receivables from subsidiaries of $13.8 billion and $11.3 billion, respectively. The receivables arose in the ordinary course of business. Changes in this balance are due to changes in the size and timing of transactions. Substantially all receivables from subsidiaries provide for interest based on federal funds rates.

As of December 31, 2005 and 2004, the Parent Company had receivables from its parent (CS Holdings) and affiliates that are outside the Company of $26.4 billion and $24.0 billion, respectively. There were no dividends declared to the Parent Company by its consolidated subsidiaries in the years ended December 31, 2005 and 2004. There are no restrictions on the payment of dividends, except for those stipulated in certain debt agreements and those applicable to brokers and dealers, which provide for certain minimum amounts of capital to be maintained to satisfy regulatory requirements in the Parent Company’s broker-dealer subsidiaries. Under certain circumstances, the amount of excess capital that can be withdrawn is limited. The regulatory requirements are designed to measure the general financial integrity and liquidity of broker-dealers and provide minimum acceptable net capital levels to satisfy commitments to customers. Unless an adequate level of capital is maintained, regulated broker-dealer subsidiaries would be prohibited from paying dividends to the Parent Company.

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

Guarantees issued by the Parent Company are disclosed in the consolidated financial statement disclosures (see Note 10 to the consolidated financial statements) except for guarantees issued by the Parent Company on behalf of its consolidated subsidiaries, which are discussed below.

Related Party Guarantees

For purposes of Parent Company only condensed financial statements, related party guarantees include guarantees issued by the Parent Company for obligations of its consolidated subsidiaries and

CREDIT SUISSE (USA), INC.
(Parent Company only)
Notes to Condensed Financial Statements (Continued)
December 31, 2004

3. Guarantees (Continued)

guarantees issued by the Parent Company for the obligations of companies controlled by CSG, the Parent Company’s ultimate parent.

The Parent Company issues guarantees to customers with respect to certain obligations of its consolidated subsidiaries in the ordinary course of business, including, but not limited to, certain derivatives transactions. Failure to perform by a consolidated subsidiary would require the Parent Company to perform under the guarantee. The maximum contingent liability of future payments of guarantees issued to counterparties of consolidated subsidiaries as of December 31, 2005 was $12.7 billion. While the maximum contingent liability may be indicative of the extent to which such guarantees are used, the Parent Company believes that the likelihood of nonperformance by these consolidated subsidiaries is remote. Excluded from the maximum contingent liability are certain guarantees for which an estimate cannot be made because the exposure is unlimited and therefore impossible to estimate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 20th day of March, 2006.

CREDIT SUISSE (USA), INC.
By:	/s/ DAVID C. FISHER
Name: David C. Fisher
Title: Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ BRADY W. DOUGAN	Director, President and Chief Executive Officer
Brady W. Dougan	(Principal Executive Officer)	March 20, 2006
/s/ DAVID C. FISHER	Chief Financial and Accounting Officer	March 20, 2006
David C. Fisher	(Principal Financial and Accounting Officer)
/s/ NEIL MOSKOWITZ	Director	March 20, 2006
Neil Moskowitz
/s/ LEWIS H. WIRSHBA	Director	March 20, 2006
Lewis H. Wirshba

II-1

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant.*
3.2	Restated Certificate of Incorporation of the Registrant.*
3.3	By-laws of the Registrant.*
4

The instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

10.1

Agreement of Lease, dated July 28, 1995, between Metropolitan Life Insurance Company and CS Securities, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.2

Amendment of Lease, dated May 17, 1996, between Metropolitan Life Insurance Company and CS Securities, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.3

Agreement of Lease, dated September 10, 1997, between Metropolitan Life Insurance Company and CS Securities, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.4

Modification of Lease, dated February 5, 1998, between Metropolitan Life Insurance Company and CS Securities, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.5

Second Modification of Lease, dated June 12, 2000, between Metropolitan Life Insurance Company and CS Securities, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.6

Third Modification of Lease, dated September 18, 2000, between Metropolitan Life Insurance Company and CS Securities, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.7

Fourth Modification of Lease, dated November 13, 2000, between Metropolitan Life Insurance Company and CS Securities, as tenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.8

Agreement of Sublease, dated August 31, 1999 between GFT Apparel Corp. and CS Securities, as subtenant, on Eleven Madison Avenue, New York, New York (incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.9

Lease dated as of October 30, 2001, between Registrant, as landlord, and The Port Authority of New York and New Jersey, on One Madison Avenue (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

E-1

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

10.13

Agreement of Lease, dated August 15, 2000, between TM Park Avenue Associates and CS Securities, as tenant, on 315 Park Avenue South, New York, New York (incorporated by reference to Exhibit 10.63 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.14

First Amendment to the Lease between CS Securities, as tenant, and TM Park Avenue Associates dated August 16, 2000, on 315 Park Avenue South, New York, New York (incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.15

Option Agreement, dated as of August 12, 2005, by and among the Registrant, SPS Holding Corp. (“SPS” Holding”), The PMI Group, Inc. (“PMI”), FSA Portfolio Management Inc. (“FSA”) and Greenrange Partners LLC (“Greenrange”) (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.16

Contingent Payment Agreement, dated as of August 12, 2005, among Select Portfolio Servicing, Inc., the Registrant, Greenrange, PMI and FSA (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.17

Exercise Notice, dated August 12, 2005, from the Registrant to PMI, FSA, Greenrange and SPS Holding (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.18

First Amendment to the Option Agreement and the Contingent Payment Agreement, made and entered into as of October 4, 2005, by and among the Registrant, SPS Holding, PMI, FSA and Greenrange (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

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