Form 10-Q
period 2006-03-31
CREDIT SUISSE (USA) INC
filed 2006-05-11
CIK 29646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Because the registrant is an indirect wholly owned subsidiary of Credit Suisse Group, none of the registrant’s outstanding voting stock is held by nonaffiliates of the registrant. As of the date hereof, 1,100.103543 shares of the registrant’s Common Stock, $.10 par value, were issued and outstanding and held by Credit Suisse Holdings (USA), Inc.

CREDIT SUISSE (USA), INC.
Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2006

AVAILABLE INFORMATION

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission, or SEC. Our SEC filings are available to the public over the internet on the SEC’s website at www.sec.gov. You may also view our annual, quarterly and current reports on our website at www.csfb.com/about_csfb/company_information/sec/index.shtml as soon as is reasonably practicable after the report is electronically filed with, or furnished to, the SEC. The information on our website is not incorporated by reference into this Quarterly Report.

PART I
FINANCIAL INFORMATION

Item 1: Financial Statements

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In millions)

	March 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$955	$884
Collateralized short-term financings:
Securities purchased under agreements to resell	49,507	54,454
Securities borrowed	93,889	82,802
Receivables:
Customers	3,384	3,299
Brokers, dealers and other	10,113	8,128
Financial instruments owned (includes securities pledged as collateral of $73,573 and $73,043, respectively):
U.S. government and agencies	28,435	31,366
Corporate debt	19,600	20,561
Mortgage whole loans	19,516	17,817
Equities	37,520	35,244
Commercial paper	3,333	1,523
Private equity and other long-term investments	10,252	3,641
Derivatives contracts	7,052	5,085
Other	4,221	3,929
Net deferred tax asset	961	1,202
Office facilities at cost (net of accumulated depreciation and amortization of $893 and $852, respectively)	471	453
Goodwill	585	562
Loans receivable from parent and affiliates	27,644	25,225
Other assets and deferred amounts (includes encumbered loans of $8,083 as of March 31, 2006)	9,923	1,579
Total assets	$327,361	$297,754

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (Continued)
(Unaudited)
(In millions, except share data)

	March 31, 2006	December 31, 2005
LIABILITIES AND STOCKHOLDER’S EQUITY
Commercial paper and short-term borrowings	$17,080	$13,654
Collateralized short-term financings:
Securities sold under agreements to repurchase	124,153	126,323
Securities loaned	51,951	45,956
Payables:
Customers	11,456	10,129
Brokers, dealers and other	4,453	3,884
Financial instruments sold not yet purchased:
U.S. government and agencies	22,621	20,078
Corporate debt	3,755	3,696
Equities	9,506	12,402
Derivatives contracts	4,771	2,262
Other	444	155
Obligation to return securities received as collateral	4,876	3,077
Accounts payable and accrued expenses	2,142	3,152
Other liabilities	20,962	7,049
Long-term borrowings	36,549	33,926
Total liabilities	314,719	285,743
Stockholder’s Equity:
Common stock ($0.10 par value; 50,000 shares authorized; 1,100 shares issued and outstanding)	—	—
Paid-in capital	9,844	9,530
Retained earnings	2,978	2,661
Accumulated other comprehensive loss	(180)	(180)
Total stockholder’s equity	12,642	12,011
Total liabilities and stockholder’s equity	$327,361	$297,754

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2006	2005
Revenues:
Principal transactions-net	$1,655	$367
Investment banking and advisory	583	321
Commissions and fees	351	351
Other	47	17
	2,636	1,056
Interest and dividends	4,082	2,724
Interest expense	3,788	2,147
Net interest and dividends	294	577
Total net revenues	2,930	1,633
Expenses:
Employee compensation and benefits	1,164	947
Occupancy and equipment rental	121	120
Brokerage, clearing and exchange fees	85	77
Communications	41	36
Professional fees	82	67
Other operating expenses	40	(5)
Total expenses	1,533	1,242
Income before provision for income taxes, minority interests and cumulative effect of a change in accounting principle	1,397	391
Provision for income taxes	137	66
Minority interests	943	155
Income before cumulative effect of a change in accounting principle	317	170
Cumulative effect of a change in accounting principle, net of income tax expense of $3 in 2005	—	6
Net income	$317	$176

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder’s Equity
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
(In millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances as of December 31, 2004	$—	$8,538	$2,534	$(8)	$11,064
Net income	—	—	176	—	176
Net change in cash flow hedge, including tax benefit of $2	—	—	—	(3)	(3)
Total comprehensive income					173
CSG share plan activity, including tax charge of $11	—	118	—	—	118
Balances as of March 31, 2005	$—	$8,656	$2,710	$(11)	$11,355
Balances as of December 31, 2005	$—	$9,530	$2,661	$(180)	$12,011
Net income	—	—	317	—	317
Total comprehensive income					317
CSG share plan activity, including tax benefit of $19	—	314	—	—	314
Balances as of March 31, 2006	$—	$9,844	$2,978	$(180)	$12,642

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
(In millions)

	2006	2005
Cash flows from operating activities:
Net income	$317	$176
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	51	33
Non-cash CSG share plan activity	295	129
Tax benefit on CSG share plan activity	19	—
Deferred taxes	239	85
Other, net	—	(14)
Change in operating assets and operating liabilities:
Securities borrowed	(11,087)	3,529
Receivables from customers	(85)	282
Receivables from brokers, dealers and other	(1,985)	(10,771)
Financial instruments owned	(2,010)	(5,403)
Other assets and deferred amounts and Other liabilities, net	(3,524)	(2,177)
Securities loaned	5,995	3,974
Payables to customers	1,327	1,269
Payables to brokers, dealers and other	569	(1,508)
Financial instruments sold not yet purchased	2,504	11,952
Obligation to return securities received as collateral	1,799	(953)
Accounts payable and accrued expenses	(1,010)	(1,458)
Net cash used in operating activities	(6,586)	(855)
Cash flows from investing activities:
Net (payments for) proceeds from:
Loans receivable from parent and affiliates	(2,419)	1,943
Office facilities, net	(64)	(30)
Net cash (used in) provided by investing activities	(2,483)	1,913
Cash flows from financing activities:
Net proceeds from (payments for):
Commercial paper and short-term borrowings	3,426	(5,942)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	2,777	6,240
Issuances of long-term borrowings	3,040	3
Redemptions and maturities of long-term borrowings	(103)	(1,621)
Net cash provided by (used in) financing activities	9,140	(1,320)
Increase (decrease) in cash and cash equivalents	71	(262)
Cash and cash equivalents as of the beginning of period	884	727
Cash and cash equivalents as of the end of period	$955	$465
SUPPLEMENTAL DISCLOSURES
Cash payments for interest	$3,749	$2,001
Cash payments for income taxes, net of refunds	$19	$6

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2006

1.   Summary of Significant Accounting Policies

The Company

The condensed consolidated financial statements include Credit Suisse (USA), Inc., and its subsidiaries (the “Company”). The Company is an integrated investment bank serving institutional, corporate, government and high-net-worth individual clients. The Company’s products and services include securities underwriting, sales and trading, financial advisory services, private equity investments, full service brokerage services, derivatives and risk management products, asset management and investment research. The Company is an indirect wholly owned subsidiary of Credit Suisse, a Swiss bank, and Credit Suisse Group (“CSG”). Effective January 16, 2006, the Company changed its name from Credit Suisse First Boston (USA), Inc. to Credit Suisse (USA), Inc.

Basis of Presentation

All significant intercompany balances and transactions have been eliminated. The Company is a wholly owned subsidiary of Credit Suisse Holdings (USA), Inc. (“CS Holdings”).

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

The results of operations for interim periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

To prepare condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, management must make estimates and assumptions. The reported amounts of assets and liabilities and revenues and expenses are affected by these estimates and assumptions, the most significant of which are discussed in the notes to the condensed consolidated financial statements. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ materially from these estimates. For a description of the Company’s significant accounting policies, see Note 1 of the consolidated financial statements in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Effective January 1, 2006, CSG realigned its organizational structure to its new strategic orientation, which is to focus on banking and hold its insurance business as a financial investment. As a result of this realignment, CSG’s banking business consists of three reporting segments:  Investment Banking, Private Banking and Asset Management. The Company is managed as a subsidiary of Credit Suisse and CSG, and its businesses are a part of each of these banking segments. Therefore, effective January 1, 2006 the Company began operating and managing its businesses along these same three banking segments.

The Company’s Investment Banking segment consists principally of the businesses that comprised its former Institutional Securities segment, with the addition of the private funds group that was formerly part

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2006

1.   Summary of Significant Accounting Policies (Continued)

of its Wealth & Asset Management segment. The Company’s Private Banking segment consists of the private client services business in the U.S. (other than Volaris) that was formerly part of the Company’s Wealth & Asset Management segment. The Company’s Asset Management segment consists of the private equity business and the Volaris business that were formerly part of its Wealth & Asset Management segment.

The Company manages and reports its segments on a pre-tax basis and excludes revenues and expenses primarily from the consolidation of certain private equity funds which are reported in Elimination & Other. Net income is unaffected by the consolidation of these private equity funds because offsetting minority interests are also recorded in Elimination & Other.

Certain reclassifications have been made to prior year condensed consolidated financial statements in this Quarterly Report to reflect the operational and management structure in place during 2006.

RECENTLY ADOPTED ACCOUNTING STANDARDS

Consolidation

In June 2005, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 provides a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate it. EITF 04-5 states that the presumption of general partner control is overcome only when the limited partners have substantive “kick-out rights” or “participating rights.” These rights would allow a simple majority of the limited partners to dissolve or liquidate the partnership or otherwise remove the general partner “without cause” or effectively participate in significant decisions made in the ordinary course of the partnership business. EITF 04-5 was effective upon ratification for all newly formed limited partnerships and for existing limited partnership agreements that have been modified. The guidance was effective for the Company with respect to existing unmodified partnerships as of January 1, 2006.

As a result of the ratification of EITF 04-5, EITF Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” (“EITF 96-16”) was updated and FASB Staff Position (“FSP”) No. SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5” (“FSP SOP 78-9-1”) was issued. The amendments to EITF 96-16 were effective on a prospective basis upon issuance, whereas, similar to EITF 04-5, FSP SOP 78-9-1 was effective upon issuance for all new partnerships formed and for existing partnership agreements modified after June 29, 2005, and was effective for the Company with respect to existing unmodified partnerships as of January 1, 2006.

The changes to EITF 96-16 and the provisions of EITF 04-5 and FSP SOP 78-9-1 in effect during 2005 did not have a material impact on the Company’s financial condition, results of operations or cash flows. As of January 1, 2006, the Company increased its assets and liabilities by $6.7 billion, due to the consolidation of certain unmodified private equity partnerships which existed prior to June 2005.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2006

1.   Summary of Significant Accounting Policies (Continued)

Share-based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R was effective for annual reporting periods beginning after June 15, 2005. The Company early adopted SFAS 123R as of January 1, 2005, applying the modified prospective method. The Company’s policy is to expense all share-based awards over the requisite service period.

The most significant accounting implications of the adoption of SFAS 123R for the Company were as follows: (i) inclusion of forfeitures in the estimate of compensation expense determined at the grant date rather than as they occur. The Company recorded a cumulative adjustment of approximately $6 million, net of tax, during the first quarter of 2005 to reverse the expense previously recognized on all outstanding unvested awards expected to be forfeited. For new grants after January 1, 2005, forfeitures have been included in the initial estimation of the compensation expense at the grant date; (ii) recognition of compensation cost for all outstanding unvested awards as of January 1, 2005, that were previously accounted for under Accounting Principles Board (“APB”) Opinion No. 25 and for which no expense was previously recognized, based on the original grant-date fair value of each award over the remaining requisite service period of the respective award (the recognition of this expense was not material); and (iii) adoption of changes to the presentation of the statement of cash flows in accordance with the revised standard.

In a December 2005 speech, the Securities and Exchange Commission (“SEC”) staff provided further guidance on SFAS 123R, relating to accounting for share-based compensation awards subject to a non-competition provision that have scheduled vesting beyond an employee’s eligibility for early retirement. The SEC staff noted that such share-based awards should generally be expensed over the period from the grant date to the date an employee becomes eligible for early retirement, rather than over the entire vesting, or stated service, period, unless the non-competition provision and other factors establish an in-substance requisite service period that extends beyond the early retirement date. As a result of the December 2005 guidance, and based on subsequent discussions with the SEC staff, the Company recorded in the fourth quarter of 2005 an incremental expense to reflect the full-year cost of its 2005 share-based awards. This incremental expense reflected the attribution of the total cost of these awards over the period from the grant date to the date the employee becomes eligible for early retirement rather than over the vesting period that ranged from three to five years.

The impact of the Company’s change in accounting was to increase fourth quarter and full year 2005 compensation and benefits by $296 million ($12 million of which was charged to CSG affiliates outside of the Company and reflected as a reduction in other operating expenses), and to decrease fourth quarter and full year 2005 net income by $185 million. This non-cash charge, recorded in Elimination & Other for segment reporting purposes, represents the recognition of compensation expense for share-based awards granted in 2005 that otherwise would have been recorded in the Company’s segments, principally Investment Banking, generally over vesting periods of three to five years.

The share-based awards granted in March 2006 provide for early retirement eligibility no earlier than two years after the award grant date. These awards will be recorded as compensation expense in the

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2006

1.   Summary of Significant Accounting Policies (Continued)

Company’s operating segments over the period from the grant date of March 2006 to the date an employee becomes eligible for early retirement if earlier than the three to five year vesting period.

Accounting Changes

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, ‘Accounting Changes’ (“APB 20”) and FASB Statement No. 3, ‘Reporting Accounting Changes in Interim Financial Statements (an Amendment of APB Opinion No. 28, ‘Interim Financial Reporting’)” (“SFAS 154”). SFAS 154 requires retrospective application, unless impracticable, to prior periods’ financial statements for voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual circumstances in which the pronouncement does not include specific transition provisions. The statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets should be accounted for as a change in accounting estimate effected by a change in accounting principle (i.e., as a retrospective application). The guidance for reporting the correction of an error in previously issued financial statements and the change of an accounting estimate does not change from APB 20. SFAS 154 was effective for the Company as of January 1, 2006. The adoption of SFAS 154 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Hybrids

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amended SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). Under SFAS 155, hybrid financial instruments that contain embedded derivatives that would otherwise require bifurcation may be accounted for at fair value, with changes in fair value recognized in the condensed consolidated statement of income. The fair value designation may be applied on an instrument-by-instrument basis; however, the election to apply fair value accounting is irrevocable. SFAS 155 will be effective for those instruments acquired or issued on or after an entity’s fiscal year beginning after September 15, 2006, but early adoption is permitted as of the beginning of a fiscal year for which an entity has not previously issued interim financial statements. SFAS 155 allows limited retrospective application for existing bifurcated hybrid financial instruments. The Company elected to early adopt SFAS 155 as of January 1, 2006. The adoption of SFAS 155 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Servicing

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amended SFAS 140. SFAS 156 requires that all separately recognized servicing rights after the effective date be initially measured at fair value, and permits separately recognized servicing rights to be accounted for at fair value in subsequent periods, with changes in fair value recognized in the income statement. SFAS 156 permits an irrevocable election to apply fair value accounting for classes of servicing rights based on the different valuation and risk characteristics of the underlying assets and the

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2006

1.   Summary of Significant Accounting Policies (Continued)

way the economic risks are managed. SFAS 156 will be effective on a prospective basis for fiscal years beginning after September 15, 2006; however early adoption is permitted as of the beginning of a fiscal year for which an entity has not previously issued interim financial statements. SFAS 156 also allows limited retrospective application for existing separately recognized servicing rights. The Company elected to early adopt SFAS 156 as of January 1, 2006. The adoption of SFAS 156 did not have an impact on the Company’s financial condition, results of operations or cash flows.

Insurance

In March 2006, the FASB issued FASB Staff Position (“FSP”) No. FTB 85-4-1, “Accounting for Life Settlement Contracts by Third Party Investors” (“FSP FTB 85-4-1”). FSP FTB 85-4-1 provides a contract-by-contract election to account for life settlement contracts on either a fair value basis, with changes in fair value recognized in the income statement, or through use of the investment method. Under the investment method, the initial investment and continuing costs are capitalized; however, no income is recognized until death of the insured party. The guidance of FSP FTB 85-4-1 will be effective for fiscal years beginning after June 15, 2006 and will permit early adoption; however, upon adoption, limited retrospective application of the measurement guidance is required. The Company elected to early adopt FSP FTB 85-4-1 as of January 1, 2006. The adoption of FSP FTB 85-4-1 did not have an impact on the Company’s financial condition, results of operations or cash flows.

STANDARDS TO BE ADOPTED IN FUTURE PERIODS

FSP FIN 46(R)-6

In April 2006, the FASB issued FSP No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”). FSP FIN 46(R)-6 provides guidance regarding how contracts or arrangements that create or reduce variability should be considered when determining whether entities qualify as variable interest entities (“VIEs”) and when assessing the need for consolidation of VIEs. FSP FIN 46(R)-6 requires that evaluations of the variability created or absorbed in an entity from its contracts or arrangements be based on an analysis of the entity’s design. In evaluating the design of an entity, an analysis must be performed as to the potential risks to which the entity is exposed as well as the risks that the entity was designed to create and pass along to its interest holders based on the purpose for which the entity was formed. The guidance of FSP FIN 46(R)-6 must be applied on a prospective basis in reporting periods beginning after June 15, 2006, but need not be applied to existing entities unless a reconsideration event occurs. The Company is currently evaluating the impact of adopting FSP FIN 46(R)-6.

2.   Related Party Transactions

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

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2006

2.   Related Party Transactions (Continued)

The following table sets forth the Company’s related party assets and liabilities as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
	(In millions)
ASSETS
Securities purchased under agreements to resell	$6,644	$5,163
Securities borrowed	6,158	4,323
Receivables from customers	25	—
Receivables from brokers, dealers and other	3,915	2,247
Derivatives contracts	1,665	842
Net deferred tax asset	961	1,202
Loans receivable from parent and affiliates	27,644	25,225
Total assets	$47,012	$39,002
LIABILITIES
Short-term borrowings	$15,212	$12,093
Securities sold under agreements to repurchase	25,391	25,634
Securities loaned	39,857	33,976
Payables to customers	2,589	2,853
Payables to brokers, dealers and other	3,813	2,036
Derivatives contracts	1,510	489
Obligation to return securities received as collateral	2,339	1,242
Taxes payable (included in Other liabilities)	204	350
Intercompany payables (included in Other liabilities)	173	626
Total liabilities	$91,088	$79,299

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

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2006

2.   Related Party Transactions (Continued)

The following table sets forth the Company’s related party revenues and expenses for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended March 31,
	2006	2005
Principal transactions-net (derivatives contracts)	$252	$310
Commissions and fees, net	(22)	(7)
Interest and dividend revenues	458	238
Interest expense	(753)	(434)
Total net revenues	$(65)	$107
Other operating expenses	$(51)	$(84)
Total expenses	$(51)	$(84)

From time to time, the Company sells at cost to CS Holdings the right, title and interest in certain assets. Once the assets are sold, the Company continues to service these assets on behalf of CS Holdings. For the three months ended March 31, 2006, the value of the assets sold, net of collections applied, was not material.

As of March 31, 2006, certain private equity funds of funds, hedge funds of funds and VIEs that issue collateralized debt obligations (“CDOs”), with aggregate assets under management of approximately $21.1 billion, of CS Alternative Capital, Inc., an indirect wholly owned subsidiary of CS Holdings, are managed by the Company’s Alternative Investments division. CS Alternative Capital, Inc. reimburses the Company for all expenses incurred by the Company in connection with managing these assets. The Company treats these reimbursements as a reduction in other operating expenses in the condensed consolidated statements of income.

The Credit Suisse Group International Share Plan provides for the grant of equity-based awards to Company employees based on CSG shares pursuant to which employees of the Company may be granted, as compensation, shares or other equity-based awards as compensation for services performed. CS Holdings purchases shares from CSG to satisfy these awards, but CS Holdings does not require reimbursement from the Company; therefore, amounts associated with these awards are considered a capital contribution to the Company and credited to paid-in-capital. Amounts contributed by CS Holdings relating to compensation expense for the three months ended March 31, 2006 and 2005 were $314 million and $118 million, respectively, including tax effects. See Note 1 for further information on the Company’s share-based compensation.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2006

2.   Related Party Transactions (Continued)

Certain of the Company’s directors, officers and employees and those of its affiliates and their subsidiaries maintain margin accounts with the Company’s principal broker-dealer subsidiary, CS Securities (USA) LLC (“CS Securities”) and other affiliated broker-dealers in the ordinary course of business. In addition, certain of such directors, officers and employees have investments or commitments to invest in various private equity funds. The Company makes loans to directors and executive officers on the same terms as are generally available to third parties or otherwise pursuant to widely available employee benefit plans. CS Securities and other affiliated broker-dealers, from time to time and in the ordinary course of business, enter into, as principal, transactions involving the purchase or sale of securities from or to such directors, officers and employees and members of their immediate families.

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

As of March 31, 2006 and December 31, 2005, the fair value of assets that the Company pledged to counterparties was $228.0 billion and $212.5 billion, respectively, of which $73.6 billion and $73.0 billion, respectively, was included in financial instruments owned in the condensed consolidated statements of financial condition.

The Company has also received similar assets as collateral that the Company has the right to re-pledge or sell. The Company routinely re-pledges or sells these assets to third parties. As of March 31, 2006 and December 31, 2005, the fair value of the assets pledged to the Company was $205.1 billion and $184.6 billion, respectively, of which $205.0 billion and $178.1 billion, respectively, was re-pledged or sold.

Securitization Activities

The Company originates and purchases residential mortgages and originates commercial loans for the purpose of securitization. The Company sells these mortgage loans to qualified special purpose entities (“QSPEs”). The QSPEs issue securities that are backed by the assets transferred to the QSPEs and pay a return based on the returns on those assets. Investors in these mortgage-backed securities typically have recourse to the assets in the QSPE. The investors and the QSPEs have no recourse to the Company’s assets. CS Securities is an underwriter of, and makes a market in, these securities.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2006

3.   Transfers and Servicing of Financial Assets (Continued)

As of March 31, 2006, the Company held encumbered mortgage loans totaling $8.1 billion related to securitization transactions that did not qualify for sale accounting treatment under paragraph 40b of SFAS 140. Prior to securitization, such encumbered loans were accounted for in financial instruments owned, however due to the transfer of legal title in the form of a pledge in the securitization, these loans have been reclassified to Other assets and deferred amounts in the condensed consolidated statements of financial condition. Cash amounts received in payment upon transfer for such loans are accounted for as secured borrowings and are recorded in Other liabilities in the condensed consolidated statements of financial condition.

The following table presents the proceeds and gains related to the securitization of commercial mortgage loans, residential mortgage loans and other asset-backed loans for the three months ended March 31, 2006 and 2005. The gain on securitizations includes underwriting revenues, deferred origination fees and expenses, gains or losses on the sale of the collateral to the QSPE or VIE and gains or losses on the sale of the newly issued securities to third parties but excludes net interest revenues earned on assets prior to securitization.

	Commercial mortgage loans(1)	Residential mortgage loans(2)	Other asset-backed loans(2)(3)
	(In millions)
For the Three Months Ended March 31, 2006
Proceeds from securitizations	$2,267	$6,494	$1,220
Gain on securitizations	$63	$10	$9
For the Three Months Ended March, 2005
Proceeds from securitizations	$1,357	$11,755	$1,908
Gain on securitizations	$42	$11	$15

(1)                The gains or losses on the sale of the collateral to the QSPE is the difference between the carrying value on the day prior to the securitization date (the lower of cost or fair value) and the selling price of the mortgage whole loans to the QSPE on the securitization pricing date.

(2)                The gains or losses on the sale of the collateral to the QSPE is the difference between the fair value on the day prior to securitization pricing date and the selling price of the mortgage whole loans to the QSPE on the securitization pricing date.

(3)                Includes home equity loans and other securities collateralized by residential mortgage loans.

The Company may retain interests in these securitized assets in connection with its underwriting and market-making activities. The Company’s primary exposure in its securitization activities is limited to its retained interests. Retained interests in securitized financial assets are included at fair value in corporate debt in financial instruments owned in the condensed consolidated statements of financial condition. Any changes in the fair value of these retained interests are recognized in the condensed consolidated statements of income. The fair values of retained interests are determined using market quotes where available or present value of estimated future cash flows valuation techniques that incorporate assumptions that marketplace participants customarily use in their estimates of values. As of March 31, 2006 and

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2006

3.   Transfers and Servicing of Financial Assets (Continued)

December 31, 2005, the fair value of the interests retained by the Company was $2.7 billion and $5.1 billion, respectively.

Key economic assumptions used in measuring at the date of securitization the fair value of the retained interests resulting from securitizations completed during the three months ended March 31, 2006 were as follows:

	For the Three Months Ended March 31, 2006
	Commercial mortgage loans(1)	Residential mortgage loans	Other asset-backed loans
Weighted-average life (in years)	N/A	6.2	8.9
Prepayment rate (in rate per annum)(2)	N/A	10.0%-41.5%	25%
Cash flow discount rate (in rate per annum)(3)	N/A	3.5%-36.6%	N/A
Expected credit losses (in rate per annum)	N/A	0.0%-29.7%	N/A

The following table sets forth the fair value of retained interests from securitizations as of March 31, 2006, key economic assumptions used to determine the fair value and the sensitivity of the fair value to immediate adverse changes in those assumptions:

	As of March 31, 2006
	Commercial mortgage loans(1)	Residential mortgage loans	Other asset-backed
	(Dollars in millions)
Fair value of retained interests	$39	$2,635	$59
Weighted-average life (in years)	1.9	4.2	5.4
Prepayment rate (in rate per annum)(2)	N/A	0.5%-70.9%	15.2%-46.3%
Impact on fair value of 10% adverse change	—	$(21)	—
Impact on fair value of 20% adverse change	—	$(37)	—
Cash flow discount rate (in rate per annum)(3)	10.2%	7.8%	N/A
Impact on fair value of 10% adverse change	$(1)	$(51)	—
Impact on fair value of 20% adverse change	$(1)	$(103)	—
Expected credit losses (in rate per annum)	5.3%	1.2%	N/A
Impact on fair value of 10% adverse change	$—	$(8)	—
Impact on fair value of 20% adverse change	$(1)	$(16)	—

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

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2006

3.   Transfers and Servicing of Financial Assets (Continued)

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

The Company has consolidated all CDO VIEs and other VIEs for which it is the primary beneficiary. As of March 31, 2006 and December 31, 2005, the Company recorded $959 million and $673 million, respectively, representing the carrying amount of the consolidated assets of these CDO VIEs and other VIEs that are collateral for the VIE obligations. The beneficial interests of these consolidated CDO VIEs and other VIEs are payable solely from the cash flows of the related collateral, and the creditors of these CDO VIEs do not have recourse to the Company in the event of default.

The Company holds significant debt and equity interests in CDO VIEs that are not consolidated because the Company is not the primary beneficiary. The total assets in these CDO VIEs as of March 31, 2006 and December 31, 2005 were $6.2 billion and $5.4 billion, respectively. The Company’s maximum exposure to loss on significant debt and equity interests in CDO VIEs as of March 31, 2006 and December 31, 2005 was $103 million and $127 million, respectively, which was the amount carried at fair value in financial instruments owned.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2006

3.   Transfers and Servicing of Financial Assets (Continued)

In the normal course of its private equity activities, the Company is typically the general partner and investment adviser to private equity funds. Limited partners of these funds typically have recourse to the fund’s assets but have no recourse to the Company’s assets. The Company consolidates certain private equity funds that are managed by the Company. A portion of these private equity funds are not VIEs but are consolidated based on the Company’s control of the voting interest of the fund. See Note 1 for more information. The following table presents the impact on the condensed consolidated statements of financial condition of the Company as a result of consolidating certain private equity funds as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
	(In millions)
Private equity and other long-term investments	$9,072	$2,562
All other assets, net	507	177
Total assets	$9,579	$2,739
Minority interests (included in other liabilities)	$8,995	$2,549
All other liabilities, net (excluding minority interests)	584	190
Total liabilities	$9,579	$2,739

The following table presents the impact on the condensed consolidated statements of income of the Company as a result of consolidating certain private equity funds, for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended March 31,
	2006	2005
	(In millions)
Net revenues	$948	$157
Expenses	5	2
Minority interests	$943	$155

4.   Private Equity and Other Long-Term Investments

Private equity and other long-term investments include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. The Company categorizes its private equity and other long-term investments into three categories: Credit Suisse-managed funds, which include consolidated funds, funds managed by third parties and direct investments. These investments generally have no readily available market or may be otherwise restricted as to resale under the Securities Act of 1933 (“Securities Act”); therefore, these investments are carried at management’s best estimate of fair value.

As of March 31, 2006 and December 31, 2005, the Company had investments in private equity and other long-term investments of $10.3 billion and $3.6 billion, respectively, including $9.1 billion and $2.6 billion, respectively, in private equity investments the Company is required to consolidate. Changes in net unrealized appreciation/depreciation arising from changes in fair value and the gain or loss realized

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2006

4.   Private Equity and Other Long-Term Investments (Continued)

upon sale are reflected in principal transactions-net in the condensed consolidated statements of income. See Notes 1 and 3 for more information. The original cost of these investments, excluding the consolidated private equity investments, was $1.5 billion as of March 31, 2006 and $1.4 billion as of December 31, 2005. As of March 31, 2006 the Company had commitments to invest up to an additional $391 million in non-consolidated private equity funds and $1.1 billion in consolidated private equity funds.

The Company’s subsidiaries manage many private equity partnerships (the “Funds”). When the investment performance on Credit Suisse-managed Funds exceeds specific thresholds, the Company and certain other partners, most of which are current and former employees of the Company (collectively the “GPs”), may be entitled to receive a carried interest distribution under the governing documents of the Funds. Carried interest distributions are based on the cumulative investment performance of each Fund at the time the distribution is made. As a result, the Company may be obligated to return to investors in the Funds all or a portion of the carried interest distributed to the GPs. The amount of such contingent obligations is based upon the performance of the Funds but cannot exceed the amount of carried interest received by the GPs. As of March 31, 2006 and December 31, 2005, the maximum amount of such contingent obligations was $616 million and $620 million, respectively, assuming the Funds’ remaining investments were worthless. Assuming the Funds’ remaining investments were sold at their current carrying values as of March 31, 2006 and December 31, 2005, the contingent obligations would have been $12 million and $18 million, respectively. As of March 31, 2006 and December 31, 2005, the Company withheld cash from distributions on prior realizations to the partners, and recorded corresponding liabilities of $129 million and $126 million, respectively, in connection with the Company’s guarantee to return prior carried interest distributions to third party investors in the Funds.

In addition, pursuant to certain contractual arrangements, the Company is obligated to make cash payments to certain investors in certain Funds if specified performance thresholds are not met. As of March 31, 2006 and December 31, 2005, the maximum amount of such contingent obligations was $45 million assuming the Funds’ remaining investments were worthless. Assuming the Funds’ remaining investments were sold at their current carrying values as of March 31, 2006 and December 31, 2005, there would have been no contingent obligation.

5.   Derivatives Contracts

The Company uses derivatives contracts for trading and hedging purposes and to provide products for clients. These derivatives include options, forwards, futures and swaps. For more information on the Company’s derivatives, see Note 6 of the consolidated financial statements in Part II, Item 8 in the Annual Report on Form 10-K for the year ended December 31, 2005.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2006

5.   Derivatives Contracts (Continued)

Quantitative Disclosures for All Derivatives

The fair values of all derivatives contracts outstanding as of March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006		December 31, 2005
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Options	$1,258	$1,007	$1,167	$728
Forward contracts	3,803	1,828	3,049	1,076
Swaps	1,991	1,936	869	458
Total	$7,052	$4,771	$5,085	$2,262

These assets and liabilities are included as derivatives contracts in financial instruments owned/sold not yet purchased, respectively, in the condensed consolidated statements of financial condition.

6.   Borrowings

Short-term borrowings are generally demand obligations with interest approximating the federal funds rate, the London Interbank Offered Rate (“LIBOR”) or other money market indices. Such borrowings are generally used to facilitate the securities settlement process, finance financial instruments owned and finance securities purchased by customers on margin. As of March 31, 2006 and December 31, 2005, there were no short-term borrowings secured by Company-owned securities.

The following table sets forth the Company’s short-term borrowings and their weighted average interest rates:

	Short-term borrowings		Weighted average interest rates
	As of March 31, 2006	As of December 31, 2005	As of March 31, 2006	As of December 31, 2005
	(In millions)
Bank loans, including loans from affiliates(1)	$15,930	$12,356	4.92%	4.32%
Commercial paper	1,150	1,298	4.59%	4.19%
Total short-term borrowings	$17,080	$13,654

(1)                Includes $15.2 billion and $12.1 billion in loans from affiliates as of March 31, 2006 and December 31, 2005, respectively.

The Company has a commercial paper program exempt from registration under the Securities Act that allows the Company to issue up to $5.0 billion in commercial paper. As of March 31, 2006 and December 31, 2005, $1.2 billion and $1.3 billion, respectively, of commercial paper was outstanding under this program.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2006

6.   Borrowings (Continued)

In February 2006, the Company filed with the SEC an automatic shelf registration statement that allows the Company to issue from time to time senior and subordinated debt securities, and warrants to purchase such securities.

In July 2001, the Company established a Euro medium-term note program, that allows the Company to issue up to $5.0 billion of notes. Under this program, the Company had, as of May 10, 2006 approximately $1.2 billion available for issuance.

The following table sets forth the Company’s long-term borrowings as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
	(In millions)
Senior notes 3.9%-7.1%, due various dates through 2032	$31,788	$29,214
Medium-term notes 3.1%-7.4%, due various dates through 2032	4,139	4,223
Structured borrowings 4.5% -16.1%, due various dates through 2015	622	489
Total long-term borrowings	$36,549	$33,926
Current maturities of long-term borrowings	$3,971	$3,692

As of March 31, 2006 and December 31, 2005, long-term borrowings included downward fair value adjustments of approximately $278 million and upward fair value adjustments of $52 million, respectively, associated with fair value hedges under SFAS 133. As of March 31, 2006 and December 31, 2005, the Company had entered into interest rate swaps, with a notional amount of $25.4 billion and $23.6 billion, respectively, on the Company’s long-term borrowings for hedging purposes. Substantially all of these swaps qualified as fair value hedges under SFAS 133. See Note 5 for more information.

The following table sets forth scheduled maturities of all long-term borrowings as of March 31, 2006:

Twelve Months Ended March 31,
(In millions)
2007	3,971
2008	4,955
2009	6,775
2010	2,795
2011	4,232
2012-2032	13,821
Total	$36,549

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2006

6.   Borrowings (Continued)

The following table sets forth scheduled maturities of the current portion of long-term borrowings as of March 31, 2006:

Three Months Ended
(In millions)
June 30, 2006	$1,363
September 30, 2006	2,238
December 31, 2006	—
March 31, 2007	370
Total	$3,971

As of March 31, 2006, CS Securities maintained with third parties five 364-day committed secured revolving credit facilities totaling $2.2 billion, with one facility for $500 million maturing in July 2006, one facility for $200 million maturing in August 2006, one facility for $500 million maturing in November 2006, one facility for $500 million maturing in February 2007 and one facility for $500 million maturing in March 2007. The Company expects to renew these facilities as they mature. These facilities require CS Securities to pledge unencumbered marketable securities to secure any borrowings. Borrowings under each facility would bear interest at short-term rates related to either the Federal Funds rate or LIBOR and can be used for general corporate purposes. The facilities contain customary covenants that the Company believes will not impair its ability to obtain funding. As of March 31, 2006, no borrowings were outstanding under any of the facilities.

2006 Financings

During the three months ended March 31, 2006, the Company issued $3.0 billion of senior notes and $40 million in structured notes and repaid approximately $90 million of medium-term notes and $13 million of structured notes.

7.   Leases and Commitments

The following table sets forth the Company’s minimum operating lease commitments as of March 31, 2006:

Twelve Months Ending March 31,
(In millions)
2007	$155
2008	147
2009	142
2010	139
2011	134
2012-2025	950
Total(1)	$1,667

(1)                Excludes sublease revenue of $298 million and executory costs such as insurance, maintenance and taxes of $545 million.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2006

7.   Leases and Commitments (Continued)

The following table sets forth the Company’s commitments, including the current portion as of March 31, 2006:

	Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total commitments
	(In millions)
Standby resale agreements(1)	$25	$125	$—	$—	$150
Private equity(2)	88	22	13	268	391
Forward agreements(3)	9,274	—	—	—	9,274
Unfunded lending commitments(4)	590	227	114	276	1,207
Unfunded warehousing commitments(5)	1,991	—	—	—	1,991
Total commitments	$11,968	$374	$127	$544	$13,013

(1)                In the ordinary course of business, the Company maintains certain standby resale agreement facilities that commit the Company to enter into securities purchased under agreements to resell with customers at current market rates.

(2)                As of March 31, 2006, the Company had commitments to invest up to an additional $391 million in non-consolidated private equity funds and $1.1 billion in consolidated private equity funds.

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

As of March 31, 2006, the Company used $400 million in outstanding standby letters of credit to satisfy counterparty collateral requirements.

The Company had no material capital lease obligations as of March 31, 2006. For information about certain of the Company’s additional commitments, see Notes 4 and 8.

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

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2006

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

The following table sets forth the maximum quantifiable contingent liabilities and carrying amounts associated with guarantees covered by FIN 45 as of March 31, 2006 by maturity.

	Amount of Guarantee Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total guarantees	Carrying amounts
	(In millions)
Credit guarantees	$—	$31	$16	$427	$474	$10
Performance guarantees	53	552	—	—	605	8
Derivatives	937	2,080	284	1,018	4,319	6
Related party guarantees	—	—	—	1	1	—
Total guarantees	$990	$2,663	$300	$1,446	$5,399	$24

For more information on the Company’s guarantees, including guarantees for which the maximum contingent liability cannot be quantified, see Note 10 of the consolidated financial statements in Part II, Item 8 in the Annual Report on Form 10-K for the year ended December 31, 2005.

9.   Net Capital Requirements

The Company’s principal wholly owned subsidiary, CS Securities, is a registered broker-dealer, registered futures commission merchant and member firm of the New York Stock Exchange, Inc. Accordingly, the Company is subject to the minimum net capital requirements of the SEC and the Commodities Futures Trading Commission (“CFTC”). Under the alternative method permitted by Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Exchange Act”), the required net capital may not be less than the greater of 2% of aggregate debit balances arising from customer transactions or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act less the market value of certain commodity options, all as defined. Under CFTC Regulation 1.17, the required minimum net capital requirement is 8% of the total risk margin requirement (as defined) for all positions carried in customer accounts plus 4% of the total risk margin requirement (as defined) for all positions carried in

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2006

9.   Net Capital Requirements (Continued)

non-customer accounts. As of March 31, 2006, CS Securities’ net capital of approximately $5.2 billion was 64.3% of aggregate debit balances and in excess of the CFTC’s minimum requirement by approximately $5.0 billion.

The Company’s over-the-counter (“OTC”) derivatives dealer subsidiary, Credit Suisse Capital LLC (“CS Capital”) is also subject to the uniform net capital rule, but computes its net capital based on value at risk under Appendix F of Rule 15c3-1 under the Exchange Act. As of March 31, 2006, CS Capital’s net capital of $623 million, after allowing for market and credit risk exposure of $43 million and $110 million, respectively, was in excess of the minimum net capital requirement by $603 million. CS Capital is in compliance with the exemptive provisions of Rule 15c3-3 under the Exchange Act because the Company does not carry securities accounts for customers or perform custodial functions relating to customer securities.

As of March 31, 2006, the Company and its subsidiaries complied with all applicable regulatory capital adequacy requirements.

10.   Cash and Securities Segregated Under Federal and Other Regulations

In compliance with the Commodity Exchange Act, CS Securities segregates funds deposited by customers and funds accruing to customers as a result of trades or contracts. As of March 31, 2006 and December 31, 2005, cash and securities aggregating $2.8 billion and $2.7 billion, respectively, were segregated or secured by CS Securities in separate accounts exclusively for the benefit of customers.

In accordance with the SEC’s no-action letter dated November 3, 1998, CS Securities computed a reserve requirement for the proprietary accounts of introducing broker-dealers. As of March 31, 2006 and December 31, 2005, CS Securities segregated securities aggregating $4.3 billion and $1.9 billion, respectively, on behalf of introducing broker-dealers.

In addition, CS Securities segregated U.S. Treasury securities with a market value of $4.8 billion and $3.3 billion as of March 31, 2006 and December 31, 2005, respectively, in a special reserve bank account exclusively for the benefit of customers as required by Rule 15c3-3 of the Exchange Act.

11.   Employee Benefit Plans

The Company provides retirement and postretirement benefits to its U.S. and certain non-U.S. employees through participation in defined benefit pension plans, a defined contribution savings and retirement plan and other post-retirement plans. The Company’s measurement date is September 30 for its pension and other plans. For more information on the Company’s employee benefit plans, see Note 16 of the consolidated financial statements in Part II, Item 8 in the Annual Report on Form 10-K for the year ended December 31, 2005.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2006

11.   Employee Benefit Plans (Continued)

The following table presents the pension expense by component for the Company’s defined benefit pension plans and other post-retirement plans for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended March 31,
	2006	2005
	(In millions)
Components of Net Periodic Benefit Cost:
Service cost	$7	$6
Interest cost	12	11
Expected return on plan assets	(13)	(14)
Amortization of loss	10	5
Net periodic benefit cost	$16	$8

The Company did not make payments to the qualified pension plan during the three months ended March 31, 2006 and does not expect to make any payments during the remainder of the year ending December 31, 2006. The Company made payments of less than $1 million to participants in the supplemental plan and the other post-retirement plans during the three months ended March 31, 2006 and expects to pay a total of $1 million during the remainder of the year ending December 31, 2006.

12.   Legal Proceedings

The Company has provided reserves for litigation, claims and proceedings involving the Company in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company recorded in the second quarter of 2005 a $750 million litigation charge to increase the reserve for private litigation involving Enron, certain initial public offering allocation practices, research analyst independence and other related litigation. This charge, coupled with the charge recorded in 2002, brings the Company’s reserves for these private litigation matters to $1.1 billion after the application of settlements entered into through March 31, 2006.

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

It is inherently difficult to predict the outcome of many of these matters. In presenting the condensed consolidated financial statements, management makes estimates regarding the outcome of these matters and records a reserve and takes a charge to income when losses with respect to such matters are probable and can be reasonably estimated. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company’s defenses and its experience in similar cases or proceedings as well as its assessment of matters, including

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2006

12.   Legal Proceedings (Continued)

settlements, involving other defendants in similar or related cases or proceedings. Further litigation charges or releases of litigation reserves may be necessary in the future as developments in such cases or proceedings warrant.

13.   Industry Segment and Geographic Data

The Company operates and manages its businesses through three operating segments: the Investment Banking segment, consisting primarily of investment banking, trading and certain separately managed private equity and distressed assets; the Asset Management segment, consisting primarily of the private equity business; and Private Banking, consisting of the private client services business in the U.S. For additional information, see Note 1.

The Company’s segments are managed based on types of products and services offered and their related client bases. The Company evaluates the performance of its segments based primarily on income (loss) before provision (benefit) for income taxes and cumulative effect of a change in accounting principle but excluding minority interests. Minority interest-related revenues and expenses resulting from the consolidation of certain private equity funds are reported in Elimination & Other. Net income is unaffected by the consolidation of these private equity funds because offsetting minority interests are also recorded in Elimination & Other.

The Investment Banking segment consists of:

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

The Investment Banking segment also includes the results from certain separately managed private equity and distressed assets.

The Asset Management segment consists primarily of the private equity business. The private equity business makes privately negotiated investments and acts as an investment advisor for private equity funds.

The Private Banking segment consists of the private client services business in the U.S. Private client services is a financial advisory business serving high-net-worth individuals and corporate investors with a wide range of Credit Suisse and third-party investment management products and services.

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

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2006

13.   Industry Segment and Geographic Data (Continued)

The following table sets forth selected financial information for the Company’s segments.

	Investment Banking	Asset Management	Private Banking	Elimination & Other(3)	Total
	(In millions)
For the three months ended March 31, 2006:
Net revenues excluding net interest	$1,555	$91	$64	$926	$2,636
Net interest and dividends revenue	286	—	2	6	294
Total net revenues(1)	1,841	91	66	932	2,930
Total expenses	1,390	62	75	6	1,533
Income (loss)(2)	451	29	(9)	926	1,397
Minority interests	—	—	—	943	943
Income (loss) after minority interests(4)	$451	$29	$(9)	$(17)	$454
For the three months ended March 31, 2005:
Net revenues excluding net interest	$727	$120	$57	$152	$1,056
Net interest and dividends revenue	570	—	1	6	577
Total net revenues(1)	1,297	120	58	158	1,633
Total expenses	1,127	51	62	2	1,242
Income (loss)(2)	170	69	(4)	156	391
Minority interests	—	—	—	155	155
Income (loss) after minority interests(4)	$170	$69	$(4)	$1	$236
Segment assets as of March 31, 2006	$315,748	$1,762	$272	$9,579	$327,361
Segment assets as of December 31, 2005	$293,278	$1,512	$225	$2,739	$297,754

(1)                Interest income and expense is accrued at the stated coupon rate for coupon-bearing financial instruments, and for non-coupon-bearing financial instruments, interest income is recognized by accreting the discount over the life of the instrument. For coupon-bearing financial instruments purchased at a discount or premium, the difference between interest income and expense accrued at the stated coupon rate and interest income and expense determined on an effective yield basis, which could be significant, is included in principal transactions-net instead of interest and dividends, net, in the Company’s condensed consolidated statements of income and in net revenues excluding net interest.

(2)                Income (loss) before provision (benefit) for income taxes, minority interests and cumulative effect of a change in accounting principle.

(3)                Related primarily to the Company’s consolidation of certain private equity funds. See Note 1 and 3 for more information. Also includes a limited amount of treasury costs associated with the Company’s capitalization not allocated to the Company’s segments.

(4)                Income (loss) before provision (benefit) for income taxes and cumulative effect of a change in accounting principle.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2006

14.   Subsequent Event

In April 2006, the Company reached an agreement with a number of professional liability insurers to resolve insurance obligations relating to certain litigation and related costs involving the Investment Banking segment. Under this agreement, the Company has received $300 million. The Company expects to reflect the payments received in the second quarter of 2006 as a reduction in Investment Banking’s operating expenses.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
Credit Suisse (USA), Inc.

We have reviewed the condensed consolidated statement of financial condition of Credit Suisse (USA), Inc. and subsidiaries (the “Company”) as of March 31, 2006, the related condensed consolidated statements of income for the three-month periods ended March 31, 2006 and 2005, and the related condensed consolidated statements of changes in stockholder’s equity and cash flows for the three-month periods ended March 31, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Credit Suisse (USA), Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, changes in stockholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated March 20, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ KPMG LLP
New York, New York
May 11, 2006

Item 2:          Management’s Discussion and Analysis of Financial Condition and Results of Operations

We serve institutional, corporate, government and high-net-worth individual clients. Our businesses include securities underwriting, sales and trading, financial advisory services, private equity investments, full-service brokerage services, derivatives and risk management products, asset management and investment research. We are part of three segments, Investment Banking, Asset Management and Private Banking, of Credit Suisse Group, or CSG, and our results do not reflect the overall performance of these segments or CSG.

When we use the terms “we,” “our,” “us” and the “Company,” we mean Credit Suisse (USA), Inc., a Delaware corporation, and its consolidated subsidiaries.

The Company’s principal operations are located in the United States. The Company’s foreign revenues are not significant.

BUSINESS ENVIRONMENT

Our principal business activities, investment banking, securities underwriting and sales, trading and asset management are, by their nature, highly competitive and subject to general market conditions that include volatile trading markets, fluctuations in the volume of new issues, mergers and acquisitions activities and the value of securities. Consequently, our results have been, and are likely to continue to be, subject to wide fluctuations reflecting the impact of many factors beyond our control, including securities market conditions, the level and volatility of interest rates, competitive conditions, the size and timing of transactions and the geopolitical environment.

The U.S. economy experienced solid growth during the three months ended March 31, 2006 as gross domestic product growth and consumer spending were strong and unemployment rates declined. The Federal Reserve Board continued to raise short-term interest rates at a measured pace and hinted that the end of the tightening process may be nearing.

The major U.S. stock market indices were up for the three months ended March 31, 2006 despite rising interest rates and high energy prices. For the three months ended March 31, 2006, the Dow Jones Industrial Average, the Standard & Poor’s 500 stock index and the NASDAQ composite index increased 4%, 4% and 6%, respectively.

During the three months ended March 31, 2006, short-term interest rates continued to rise. The federal funds rate was 4.75% as of March 31, 2006 compared to 4.25% as of December 31, 2005 as the Federal Reserve Board increased the federal funds rate twice during the three months ended March 31, 2006. The yield on 10-year U.S. Treasury notes increased from 4.39% as of December 31, 2005 to 4.86% as of March 31, 2006.

The dollar value of U.S. equity and equity-related underwriting increased slightly for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, reflecting increases in secondary common stock issuances and convertible securities issuances offset in part by a decrease in initial public offerings. The dollar value of U.S. debt underwriting increased for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily as a result of an increase in investment grade and mortgage-backed securities underwritings. Mergers and acquisitions activity was robust as the dollar value of both announced and completed U.S. mergers and acquisitions for the three months ended March 31, 2006 increased compared to the three months ended March 31, 2005.

MANAGEMENT OVERVIEW

In a climate of solid economic growth and strong equity markets in the U.S., the Company recorded net income of $317 million in the first quarter of 2006 compared to $176 million in the first quarter of 2005. Our results reflected an increase in revenues partially offset by higher expenses.

Our total net revenues increased by $1.3 billion, or 79%, compared to the first quarter of 2005. Net revenues for the first quarter of 2006 include $948 million from the consolidation of certain private equity funds, compared to $157 million in the first quarter of 2005. Net income was unaffected by this consolidation as we recorded offsetting minority interests and related operating expenses. The increase in net revenues also reflects higher revenues across all of our Investment Banking businesses, including equity and fixed income trading and underwriting and advisory and other fees. In particular, our equity proprietary trading, equity customer flow business and mergers and acquisitions advisory businesses performed well in the first quarter of 2006. These increases were offset in part by lower revenues from structured products, particularly asset-backed and commercial mortgage-backed securities, and lower private equity investment-related gains. Our total expenses for the first quarter of 2006 increased $291 million, or 23%, compared to the first quarter of 2005, primarily reflecting higher employee compensation and benefits expenses.

The newly integrated Credit Suisse global bank was launched on January 1, 2006. We continue to be managed as a subsidiary of Credit Suisse and CSG and our businesses are part of their banking segments: Investment Banking, Private Banking and Asset Management. Going forward, we expect to benefit from being part of the integrated bank by improving our client service, strengthening our competitive position and improving our cost discipline.

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

Our significant accounting policies and a discussion of new accounting pronouncements are disclosed in Note 1 of the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2005. We believe that the critical accounting policies discussed below involve the most complex judgments. We believe that the estimates and assumptions used in the preparation of the condensed consolidated financial statements are reasonable and consistently applied.

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

In addition, we hold financial instruments that are thinly traded or for which no market prices are available, and which have reduced or no price transparency. For these instruments the determination of fair value requires subjective assessment and varying degrees of judgment depending on liquidity, concentration, pricing assumptions and the risks affecting the specific instrument. In such circumstances, valuation is determined based on management’s best estimate of fair value. These instruments include certain investment-grade corporate debt securities, high-yield debt securities, distressed debt securities, certain mortgage-backed and asset-backed securities, certain CDOs, certain residential mortgage whole loans, certain OTC derivatives, non-traded equity securities and private equity and other long-term investments. Valuation techniques for certain of these instruments are described more fully below.

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

For further discussion of the Company’s risk management policies and procedures, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3.

Price transparency of financial instruments recorded at fair value

Financial instruments which are recorded on the Company’s condensed consolidated statement of financial condition at fair value have been categorized based upon the transparency of the pricing information available.

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

The following table sets forth a summary of the price transparency of the Company’s financial instruments that are carried at fair value as of March 31, 2006 and December 31, 2005:

	As of March 31, 2006		As of December 31, 2005
	Quoted market prices or observable market parameters	Reduced or no observable market parameters	Quoted market prices or observable market parameters	Reduced or no observable market parameters
	(In millions)		(In millions)
Financial instruments owned
Cash products(1)	$101,663	$3,349	$101,211	$3,394
Derivatives(2)	11,176	2,140	7,658	1,841
Private equity and other long-term investments	1,693	8,559	315	3,326
Total	$114,532	$14,048	$109,184	$8,561
Financial instruments sold not yet purchased
Cash products	$36,310	$16	$36,304	$27
Derivatives(2)	10,416	619	6,155	521
Total	$46,726	$635	$42,459	$548

(1)                Excluded from the table above are $7,613 million and $5,835 million as of March 31, 2006 and December 31, 2005, respectively, in cash products which are carried at the lower of cost or fair value primarily consisting of commercial mortgage whole loans and originated residential mortgage whole loans.

(2)                Based on gross mark-to-market valuations of the Company’s derivatives prior to netting of $6,264 million and $4,414 million as of March 31, 2006 and December 31, 2005, respectively, under Financial Accounting Standards Board, or FASB, Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts (An Interpretation of Accounting Principles Board Opinion No. 10 and FASB Statement No. 105).”

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

The determination of the fair value of many derivatives involves only a limited degree of subjectivity because the required input parameters are observable in the marketplace. The pricing of these instruments is referred to as “direct.” For other more complex derivatives, subjectivity relating to the determination of input parameters reduces price transparency. The pricing of these instruments is referred to as “indirect.” Specific areas of subjectivity include estimating long-dated volatility assumptions on OTC option transactions and recovery rate assumptions for credit derivative transactions. Uncertainty of pricing assumptions and liquidity are also considered as part of the valuation process. In accordance with Emerging Issues Task Force Issue No. 02-3, “Issues Involved in Accounting for Derivatives Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” we do not recognize a dealer profit or loss, (unrealized gain or loss at inception of a derivative transaction), or day one profit/loss, unless the valuation underlying the unrealized gain or loss is evidenced by (a) quoted market prices in an active market, (b) observable prices of other current market transactions or (c) other observable data supporting a valuation technique. The deferred profit or loss is amortized over either the life of the derivative or the period until which observable data is available.

For further information on the fair value of derivatives as of March 31, 2006 and December 31, 2005, see Note 5 of the condensed consolidated financial statements in Part I, Item 1.

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

The following table sets forth the fair value of our private equity and other long-term investments by category as of March 31, 2006 and December 31, 2005:

	As of March 31, 2006		As of December 31, 2005
	Fair value	Percent of total	Fair value	Percent of total
	(In millions)		(In millions)
CS-managed funds (which includes $9,072 and $2,562 related to funds consolidated(1) as of March 31, 2006 and December 31, 2005, respectively)	$9,777	94%	$3,256	89%
Funds managed by third parties	438	4	359	10
Direct investments	35	1	26	1
Other investments	2	1	—	—
Total	$10,252	100%	$3,641	100%

(1)                For more information on the consolidated funds as of March 31, 2006 and December 31, 2005, see Notes 3 and 4 of the condensed consolidated financial statements in Part I, Item 1.

CS-managed funds include partnerships and related direct investments for which the Company acts as the fund’s advisor and makes investment decisions. CS-managed funds principally invest in private securities and, to a lesser extent, publicly traded securities and fund of fund partnerships. The fair value of investments in CS-managed fund of funds partnerships is based on the valuation received from the underlying fund manager, is reviewed by us and reflected in “Reduced or no observable market parameters” in the table above. The fair value of investments in other CS-managed funds is based on the Company’s valuation. Balances reported in CS-managed funds also include amounts relating primarily to the consolidation of private equity funds, which are described in further detail in Notes 3 and 4 of the condensed consolidated financial statements in Part I, Item 1. A substantial portion of the private equity funds consolidated are also reflected in “Reduced or no observable market parameters” in the table above. Funds managed by third parties include investments in funds managed by an external fund manager. The fair value of these funds is based on the valuation received from the general partner of the fund, is reviewed by us and reflected in “Reduced or no observable market parameters” in the table above.

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

As of March 31, 2006 and December 31, 2005, we had deferred tax assets resulting from temporary differences that could reduce taxable income in future periods. The condensed consolidated statements of financial condition as of March 31, 2006 and December 31, 2005 include deferred tax assets of $1.6 billion and $1.8 billion, respectively, and deferred tax liabilities of $615 million and $602 million, respectively. Due to uncertainty concerning our ability to generate the necessary amount and mix of state and local taxable income in future periods, we maintained a valuation allowance against our deferred state and local tax assets in the amount of $28 million and $35 million as of March 31, 2006 and December 31, 2005, respectively.

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

Litigation Contingencies

We are involved in a variety of legal, regulatory and arbitration matters in connection with the conduct of our business. It is inherently difficult to predict the outcome of many of these matters, particularly those cases in which the matters are brought on behalf of various classes of claimants, seek damages of unspecified or indeterminate amounts or involve novel legal claims. In presenting our condensed consolidated financial statements, management makes estimates regarding the outcome of these matters and records a reserve and takes a charge to income when losses with respect to such matters are probable and can be reasonably estimated. Charges, other than those taken periodically for cost of defense, are not established for matters when losses cannot be reasonably estimated. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel and other advisors, our defenses and our experience in similar cases or proceedings as well as our assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. For a discussion of legal proceedings, see “Legal Proceedings” in Part II, Item 1.

RECENT DEVELOPMENTS

Effective January 1, 2006, CSG realigned its organizational structure to its new strategic orientation, which is to focus on banking and hold its insurance business as a financial investment. As a result of this realignment, CSG’s banking business consists of three reporting segments: Investment Banking, Private Banking and Asset Management. We are managed as a subsidiary of Credit Suisse and CSG, and our businesses are a part of each of these banking segments. Therefore, effective January 1, 2006 we began operating and managing our businesses along these same three banking segments.

Our Investment Banking segment consists principally of the businesses that comprised our former Institutional Securities segment, with the addition of the private funds group that was formerly part of our

Wealth & Asset Management segment. Our Private Banking segment consists of the private client services business in the U.S. (other than Volaris) that was formerly part of our Wealth & Asset Management segment. Our Asset Management segment consists of the private equity business and the Volaris business that were formerly part of our Wealth & Asset Management segment.

We manage and report our segments on a pre-tax basis and exclude revenues and expenses primarily related to the consolidation of certain private equity funds which are reported in Elimination & Other. Net income is unaffected by the consolidation of these private equity funds because offsetting minority interests are also recorded in Elimination & Other.

Certain reclassifications have been made to our prior year condensed consolidated financial statements in this Quarterly Report to reflect the operational and management structure in place during 2006.

Consistent with the strategy to grow the commodities business, Credit Suisse announced during the first quarter of 2006 a strategic alliance with Glencore International to build a derivatives and structured products trading business in the oil and petroleum products market.

RESULTS OF OPERATIONS

The following table sets forth a summary of our financial results:

	For the Three Months Ended March 31,
	2006	2005
	(In millions)
Total net revenues	$2,930	$1,633
Total expenses	1,533	1,242
Income before provision for income taxes, minority interests and cumulative effect of a change in accounting principle	1,397	391
Provision for income taxes	137	66
Minority interests	943	155
Income before cumulative effect of a change in accounting principle	317	170
Cumulative effect of a change in accounting principle, net of income tax expense of $3 in 2005	—	6
Net income	$317	$176

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

Interest income and expense is accrued at the stated coupon rate for coupon-bearing financial instruments, and for non-coupon-bearing financial instruments, interest income is recognized by accreting the discount over the life of the instrument. For coupon-bearing financial instruments purchased at a discount or premium, the net difference between interest income and expense accrued at the stated coupon rate and interest income and expense determined on an effective yield basis, which could be significant, is included in principal transactions-net instead of net interest and dividends in the condensed consolidated statements of income.

We use derivatives and cash instruments to mitigate the interest rate exposure associated with commercial mortgage whole loans, originated residential mortgage whole loans, resale and repurchase agreements and long-term borrowings. These derivatives and cash instruments are carried at fair value, while the commercial mortgage whole loans and originated residential mortgage whole loans are carried at the lower of cost or fair value and the resale and repurchase agreements are carried at contract amounts. In addition, we have certain derivatives that economically hedge our long-term borrowings which do not qualify for hedge accounting treatment under SFAS 133 “Accounting for Derivatives Interest and Hedging Activities,” or SFAS 133. As a result, decreases in the value of the derivatives and cash instruments, if any, are not offset by increases in the value of the commercial mortgage whole loans and originated residential whole loans until the loans are sold and increases and decreases in the value of the derivatives and cash instruments, if any, are not offset by decreases and increases in the value of the resale and repurchase agreements until the securities are sold or repurchased. Increases and decreases in the value of the derivatives that economically hedge our long-term borrowings are not offset by decreases and increases in our long-term borrowings. Commercial mortgage whole loans, originated residential mortgage whole loans, resale and repurchase agreements and economically hedged long-term borrowings can be a significant part of our statement of financial condition. Therefore, our net revenues are subject to volatility from period to period.

Our businesses are materially affected by conditions in the financial markets and economic conditions generally, including geopolitical events. Unpredictable or adverse market and economic conditions have adversely affected our past results and may in the future adversely affect our results of operations. See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The Company recorded net income of $317 million for the three months ended March 31, 2006 compared to net income of $176 million for the three months ended March 31, 2005, reflecting a significant increase in net revenues partially offset by higher expenses.

Total net revenues increased $1.3 billion, or 79%, to $2.9 billion for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, resulting from a significant increase in principal transactions-net and higher investment banking and advisory revenues and other revenues partially offset by a decrease in net interest and dividend revenues. Commissions were flat compared to the first quarter of 2005. The increase in principal transactions-net was primarily due to higher revenues from the consolidation of certain private equity funds and improved results in trading. Investment banking and advisory fees increased due to higher debt and equity underwriting and advisory fees. Net interest and dividend revenues decreased primarily due to increases in long-term borrowings and higher short-term borrowing costs associated with our trading business.

The Company allocates revenues and expenses to its segments. Any revenues and expenses not allocated appear in Elimination & Other in the notes to its condensed consolidated financial statements. For the three months ended March 31, 2006 and 2005, Elimination & Other primarily included revenues and expenses that result from the consolidation of certain private equity funds. Elimination & Other also included a limited amount of treasury costs associated with the Company’s capitalization not allocated to the Company’s segments. The Company’s consolidation of certain private equity funds resulted in an increase in net revenues of $948 million and $157 million, respectively, and an increase in expenses of $5 million and $2 million, respectively, for the three months ended March 31, 2006 and 2005. Excluding the increases attributable to the consolidation of certain private equity funds, total net revenues increased 34%. As of March 31, 2006, the Company’s condensed consolidated statements of financial condition reflected assets and liabilities of $9.6 billion due to the consolidation of certain private equity funds, including $6.7 billion as required by a recent accounting pronouncement as fully described in Notes 1, 3 and 13 of the condensed consolidated financial statements in Part I, Item 1.

Total expenses increased $291 million, or 23%, to $1.5 billion for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to higher employee compensation and benefits expenses. Included in employee compensation expense is $26 million and $60 million for the three months ended March 31, 2006 and 2005, respectively, related to business activities conducted by Company employees on behalf of CSG affiliates outside of the Company. These expenses were charged to these affiliates and are reflected as a reduction in our other operating expenses. See “—Expenses.”

Results by Segment

The operations of the Investment Banking segment consist of investment banking, which includes debt and equity underwriting and financial advisory services; and trading, which includes our debt and equity sales and trading and other related activities. The Investment Banking segment also includes the results from certain separately managed private equity and distressed assets. The operations of the Asset Management segment primarily consist of the private equity business. The operations of Private Banking segment consist of private client services business in the U.S.

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

The Global Treasury department allocated to the Company’s segments gains and losses related to certain corporate treasury funding transactions, which allocation is based upon the estimated funding requirements of the segments.

Investment Banking

The Investment Banking segment includes the trading and investment banking businesses and the results from certain separately managed private equity and distressed assets. Trading consists of sales and trading in equity securities, equity-related derivatives, fixed income financial instruments, fixed income-related derivatives and other related activities. Investment banking raises capital and provides financial advice to companies throughout the United States and abroad. Through investment banking, we manage and underwrite offerings of securities, arrange private placements and provide financial advisory and other services.

The following table sets forth certain financial information of the Company’s Investment Banking segment:

	For the Three Months Ended March 31,
	2006	2005
	(In millions)
Revenues:
Principal transactions-net	$663	$132
Investment banking and advisory	579	318
Commissions	281	265
Interest and dividends, net of interest expense	286	570
Other	32	12
Total net revenues	1,841	1,297
Total expenses	1,390	1,127
Income(1)	$451	$170

(1)                Income before provision for income taxes, minority interests and cumulative effect of a change in accounting principle.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The Investment Banking segment recorded income before provision for income taxes, minority interests and the cumulative effect of a change in accounting principle of $451 million for the three months ended March 31, 2006 compared to $170 million for the three months ended March 31, 2005. Total net revenues increased $544 million, or 42%, to $1.8 billion for the three months ended March 31, 2006, reflecting higher revenues from investment banking and trading partially offset by lower other investment banking revenues.

Trading

In evaluating the performance of its trading activities, the Company aggregates principal transactions-net, commissions and net interest and dividends revenue as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause principal transactions and net interest income to vary from period to period.

The following table sets forth net trading revenues of the Investment Banking segment:

	For the Three Months Ended March 31,
	2006	2005
	(In millions)
Equity	$560	$263
Fixed Income	802	731
Total Trading(1)	$1,362	$994

(1)                Revenues reflect the allocation of certain net revenues and interest expense from the Global Treasury department to trading. For the three months ended March 31, 2006 and 2005, the amount was $139 million of income and $4 million of expenses, respectively. See “—Results by Segment” above.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Total net trading revenues for the Investment Banking segment increased $368 million, or 37%, to $1.4 billion for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, due to a significant increase in equity net trading revenues and an increase in fixed income net trading revenues.

Equity net trading revenues increased $297 million to $560 million reflecting higher revenues from proprietary trading and convertibles as a result of rising equity markets and higher volumes. Prime services also continued to perform well with higher revenues. Included in equity net trading revenues for the three months ended March 31, 2006 was a gain of $42 million on the exchange of our New York Stock Exchange seats for restricted shares and cash.

Fixed income net trading revenues increased 10% to $802 million, reflecting increases in revenues from proprietary trading, interest rate products and commodities partially offset by lower revenues from structured products. The increase in revenues from interest rate products reflected higher revenues from both exotic and listed derivatives. Commodities contributed to the growth in revenues as we continue to expand this business. The decrease in structured products net trading revenues was due to lower revenues primarily from commercial mortgage-backed and asset-backed products partially offset by higher revenues from residential mortgage-backed products. Included in fixed income trading revenues are commercial and residential mortgage-backed underwriting revenues.

Investment Banking

The following table sets forth the investment banking revenues for the Investment Banking segment:

	For the Three Months Ended March 31,
	2006	2005
	(In millions)
Debt underwriting	$259	$95
Equity underwriting	88	77
Total underwriting	347	172
Advisory and other fees	174	109
Total investment banking	$521	$281

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Investment banking revenues increased 85% to $521 million, reflecting increases in debt and equity underwriting and advisory and other fees. For the three months ended March 31, 2006, debt underwriting revenues increased $164 million compared to the three months ended March 31, 2005 to $259 million, primarily due to an increase in underwriting revenues from syndicated loans reflecting the fact that on January 1, 2006, we began to conduct certain syndicated loan activities that were previously conducted by a branch of Credit Suisse outside of our consolidated group. Debt underwriting revenues were also higher reflecting industry-wide increases in asset-backed and investment-grade underwritings. Equity underwriting revenues increased 14% to $88 million reflecting an increase in common stock new issuance volumes. Advisory and other fees increased 60% to $174 million reflecting higher fees from mergers and acquisitions. Advisory and other fees include results from our private funds group, which were flat compared to the three months ended March 31, 2005.

Other Investment Banking

Other investment banking revenues primarily consist of the results for certain separately managed private equity and distressed assets and gains and losses on swaps that economically hedge our long-term borrowings that do not qualify for hedge accounting treatment under SFAS 133 “Accounting for Derivatives Interest and Hedging Activities,” or SFAS 133.

The following table sets forth other investment banking revenues:

	For the Three Months Ended March 31,
	2006	2005
	(In millions)
Separately managed private equity and distressed assets	$(7)	$18
Other	(35)	4
Total other investment banking	$(42)	$22

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Other investment banking had negative net revenues of $42 million for the three months ended March 31, 2006 compared to net revenues of $22 million for the three months ended March 31, 2005, reflecting losses from distressed assets and losses on swaps that economically hedge our long-term borrowings that do not qualify for hedge accounting treatment under SFAS 133.

Asset Management

The Asset Management segment primarily consists of the private equity business. The private equity business makes privately negotiated investments and acts as an investment manager for private equity funds.

The following table sets forth certain financial information of the Company’s Asset Management segment:

	For the Three Months Ended March 31,
	2006	2005
	(In millions)
Revenues:
Principal transactions-net	$49	$73
Asset management and other fees	40	45
Other	2	2
Total net revenues	91	120
Total expenses	62	51
Income(1)	$29	$69

(1)                Income before provision for income taxes, minority interests and cumulative effect of a change in accounting principle.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenue for Asset Management primarily consists of management fees, net investment gains and losses, which include realized and unrealized gains and losses, including carried interest, net interest and other revenues from the private equity business. The Asset Management segment recorded income before provision for income taxes, minority interests and cumulative effect of a change in accounting principle of $29 million for the three months ended March 31, 2006 compared to $69 million for the three months ended March 31, 2005. Total net revenues decreased $29 million, or 24%, to $91 million, primarily due to lower principal transactions-net and asset management fees from the private equity business.

Private Banking

The Private Banking segment consists of the private client services business in the U.S. Private client services is a financial advisory business serving high-net-worth individuals and corporate investors with a wide range of Credit Suisse and third-party investment management products and services.

The following table sets forth certain financial information of the Company’s Private Banking segment:

	For the Three Months Ended March 31,
	2006	2005
	(In millions)
Revenues:
Principal transactions-net	$12	$11
Investment banking and advisory	4	3
Asset management and other fees	48	43
Interest and dividends, net of interest expense	2	1
Total net revenues	66	58
Total expenses	75	62
Loss(1)	$(9)	$(4)

(1)                Loss before provision (benefit) for income taxes, minority interests and cumulative effect of a change in accounting principle.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The Private Banking segment reported a loss before provision for income taxes, minority interests and cumulative effect of a change in accounting principle of $9 million for the three months ended March 31, 2006 compared to a loss of $4 million for the three months ended March 31, 2005, reflecting a modest increase in revenues more than offset by higher expenses. Revenues for Private Banking increased 14% to $66 million, primarily due to higher asset management fees.

Segment Expenses

The normal operating cost structure of each of our segments is similar and, consequently, the discussion of expenses is presented on an aggregate basis for our segments. For information on expenses that are not allocated to the Company’s segments, see “Results of Operations” and Note 13 of the condensed consolidated financial statements in Part I, Item 1.

The following table sets forth employee compensation and benefits expenses, other expenses and total expenses of the Company’s segments and does not include expenses from Elimination & Other:

	For the Three Months Ended March 31,
	2006	2005
	(In millions)
Employee compensation and benefits	$1,164	$947
Other expenses	363	293
Total expenses	$1,527	$1,240

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Total expenses increased $287 million, or 23%, to $1.5 billion for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase was principally due to higher employee compensation and benefits expenses, which increased $217 million, or 23%, reflecting the higher incentive compensation, base salaries and head count partially offset by lower severance expenses. For more information on share-based compensation expense, see Note 1 to the condensed consolidated financial statements in Part I, Item 1. Included in compensation and benefits expense is $26 million and $60 million for the three months ended March 31, 2006 and 2005, respectively, related to business activities conducted by Company employees on behalf of CSG affiliates outside of the Company. These expenses were charged to these affiliates and are reflected as a reduction of our other operating expenses.

Other expenses consist principally of occupancy and equipment rental; brokerage, clearing and exchange fees; communications; professional fees; and all other operating expenses. Other expenses increased $70 million or 24%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily as a result of increases in other operating expenses and professional fees. The increase in other operating expenses reflects a reduction in the expenses charged to affiliates that are reflected as a reduction of our other operating expenses. The decrease in expenses charged to affiliates reflected our commencement of certain syndicated loan activities that were previously conducted by a branch of Credit Suisse outside of our consolidated group. The increase in professional fees reflects higher contractor costs. Excluding the charge to affiliates for compensation expense, other operating expenses increased 10%.

Provision for Taxes

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The provision for income taxes for the three months ended March 31, 2006 and 2005 was $137 million and $66 million, respectively. Excluded from the provision for income taxes for the three months ended March 31, 2005 was an income tax expense of $3 million related to our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” and SFAS No. 123 (Revised 2004), “Share-Based Payment,” or SFAS 123R.

The effective tax rate changed from a provision of 16.9% for the three months ended March 31, 2005 to a provision of 9.8% in for the three months ended March 31, 2006. The change in the effective tax rate was due primarily to an increase in non-taxable revenues from certain private equity funds we consolidate.

Share-based Compensation

We adopted SFAS 123R as of January 1, 2005, using the modified prospective method. We had previously adopted the recognition provisions of SFAS 123 effective January 1, 2003. See Note 1 of the condensed consolidated financial statements in Part I, Item 1 for more information.

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

The Global Treasury department is responsible for the day-to-day management of capital, liquidity and funding, as well as relationships with creditor banks and fixed income investors. It also maintains regular contact with rating agencies and regulators on these and other issues. See “Liquidity Risk” in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 for more information.

Liquidity Management Organization

We are an indirect subsidiary of Credit Suisse, a Swiss bank. Consequently, our liquidity management structure operates at two levels, the “Non-Bank Franchise” and the “Bank Franchise.” See “—Balance Sheet and Funding.”

First, at the holding company level, the “Non-Bank Franchise,” where access to parent bank funding is limited, we aim to maintain sufficient liquidity so that in the event that we are unable to access the unsecured capital markets, we have cash and liquid assets sufficient to repay maturing liabilities for a minimum period of one year. When assessing the amount of cash and liquid assets, we take account of the regulatory restrictions that limit the amount of cash that could be distributed upstream by our principal broker-dealer subsidiaries, Credit Suisse Securities (USA) LLC, or CS Securities, and Credit Suisse Capital LLC, or CS Capital, which hold over 81% of our consolidated assets.

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

Balance Sheet and Funding

The majority of our assets are held in our broker-dealer subsidiaries and comprise a substantial portion of the Bank Franchise. These assets—principally trading inventories in our Investment Banking business—are funded by a combination of collateralized short-term borrowings, which include securities sold under agreements to repurchase and securities loaned, as well as unsecured loans from Credit Suisse, the central funding entity of the Bank Franchise. Significant portions of our assets held in the Bank Franchise are highly liquid, with the majority consisting of securities inventories and collateralized receivables, which fluctuate depending on the levels of proprietary trading and customer business. Collateralized receivables consist primarily of securities purchased under agreements to resell and securities borrowed, both of which are primarily secured by U.S. government and agency securities and marketable corporate debt and equity securities. In addition, we have significant receivables from customers, brokers, dealers and others, which turn over frequently. To meet client needs as a securities dealer, we carry significant levels of trading inventories.

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

Because of changes relating to customer needs, economic and market conditions and proprietary trading and other strategies, our total assets, or the individual components of total assets, may vary significantly from period to period. As of March 31, 2006 and December 31, 2005, our total assets were $327.4 billion and $297.8 billion, respectively.

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

As of March 31, 2006, we estimate that the Non-Bank Franchise held cash, other liquidity reserves and marginable assets, net of haircuts, of approximately $9.4 billion versus estimated maturing obligations and commitments out to one year of $6.1 billion. Also, as of March 31, 2006, we estimate that the Bank Franchise held cash, other liquidity reserves and marginable assets, net of haircuts, of approximately $114.6 billion versus estimated maturing obligations, commitments and contingent funding requirements out to 120 days of $110.2 billion.

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

Our cash capital as of March 31, 2006 totaled $45.2 billion compared with $42.2 billion as of December 31, 2005. The increase in cash capital of $3.0 billion was primarily due to an increase in long-term debt. As of March 31, 2006, cash capital was substantially in excess of our cash capital requirements.

Contractual Obligations and Commitments

The following table sets forth future cash payments on our contractual obligations pursuant to long-term borrowings, operating leases and purchase obligations as of March 31, 2006:

	Contractual Obligations Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
	(In millions)
Long-term borrowings	$3,971	$11,730	$7,027	$13,821	$36,549
Operating leases	155	289	273	950	1,667
Purchase obligations(1)	43	53	38	13	147
Total contractual obligations	$4,169	$12,072	$7,338	$14,784	$38,363

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

Our long-term borrowings are unsecured. As of March 31, 2006, the weighted average maturity of our long-term borrowings was approximately 4.9 years. Our lease obligations are primarily for our principal offices in New York City and other locations. The operating lease obligations in the table above do not reflect $298 million in sublease revenue and $545 million of executory costs such as insurance, maintenance and taxes. We had no material capital lease obligations as of March 31, 2006.

We have commitments under a variety of arrangements that are not recorded as liabilities in our condensed consolidated statements of financial condition. These commitments are in addition to guarantees and other arrangements discussed in “—Off-Balance Sheet Arrangements.” The following table sets forth certain of our commitments, including the current portion as of March 31, 2006:

	Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total commitments
	(In millions)
Standby resale agreements(1)	$25	$125	$—	$—	$150
Private equity(2)	88	22	13	268	391
Forward agreements(3)	9,274	—	—	—	9,274
Unfunded lending commitments(4)	590	227	114	276	1,207
Unfunded warehousing commitments(5)	1,991	—	—	—	1,991
Total commitments	$11,968	$374	$127	$544	$13,013

(1)                In the ordinary course of business, we maintain certain standby resale agreement facilities that commit us to enter into securities purchased under agreements to resell with customers at current market rates.

(2)                As of March 31, 2006 we had commitments to invest up to an additional $391 million in non-consolidated private equity funds and $1.1 billion in consolidated private equity funds.

(3)                Represents commitments to enter into securities purchased under agreements to resell and agreements to borrow securities.

(4)                We enter into commitments to extend credit in connection with certain premium finance, leveraged finance and other activities.

(5)                We enter into commitments to warehouse commercial mortgage whole loans.

For information on these and other material commitments, see Notes 4, 6, 7 and 8 of the condensed consolidated financial statements in Part I, Item 1. For information on commitments under our pension arrangements, see Note 11 of the condensed consolidated financial statements in Part I, Item 1.

Excluded from the table above are certain commitments to originate and purchase mortgage whole loans that qualify as derivatives. These commitments are reflected in derivatives contracts in the condensed consolidated statements of financial condition. For more information on our derivatives contracts, see Note 5 of the condensed consolidated financial statements in Part I, Item 1.

The following table sets forth our commercial paper and other short-term unsecured borrowings:

	March 31, 2006	December 31, 2005
	(In millions)
Bank loans	$718	$263
Commercial paper	1,150	1,298
Loans from affiliates(1)	15,212	12,093
Total	$17,080	$13,654

(1)                We have significant financing transactions with Credit Suisse and certain of its subsidiaries and affiliates. See “—Related Party Transactions” and Note 2 of the condensed consolidated financial statements in Part I, Item 1.

Credit Facilities

As of March 31, 2006, CS Securities maintained with third parties five 364-day committed secured revolving credit facilities totaling $2.2 billion, with one facility for $500 million maturing in July 2006, one facility for $200 million maturing in August 2006, one facility for $500 million maturing in November 2006, one facility for $500 million maturing in February 2007 and one facility for $500 million maturing in March 2007. We expect to renew these facilities as they mature. These facilities require CS Securities to pledge unencumbered marketable securities to secure any borrowings. Borrowings under each facility would bear interest at short-term rates related to either the Federal Funds rate or LIBOR and can be used for general corporate purposes. The facilities contain customary covenants that we believe will not impair our ability to obtain funding. As of March 31, 2006, no borrowings were outstanding under any of the facilities. We may from time to time enter into additional secured revolving credit facilities as part of our liquidity management.

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

Under our $5.0 billion Euro medium-term note program, which was established in July 2001 and allows us to issue notes from time to time, we had as of May 10, 2006 $1.2 billion available for issuance.

For the three months ended March 31, 2006, we issued $3.0 billion in senior notes and $40 million in structured notes and we repaid approximately $90 million of medium-term notes and $13 million of structured notes.

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

Because a significant portion of our OTC derivatives arrangements are with affiliates, the amount of collateral that we would have been required to post pursuant to such contracts in the event of a one-notch downgrade of our senior long-term debt credit rating was not material as of March 31, 2006.

As of May 10, 2006, our ratings and ratings outlooks were as follows:

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

Regulated Subsidiaries

Our principal wholly owned subsidiary, CS Securities, is a registered broker-dealer, registered futures commission merchant and member firm of the New York Stock Exchange. Accordingly, CS Securities is subject to the minimum net capital requirements of the SEC and the Commodities Futures Trading Commission, or CFTC. Under the alternative method permitted by SEC Rule 15c3-1, the required net capital may not be less than the greater of 2% of aggregate debit balances arising from customer transactions or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act less the market value of certain commodity options, all as defined. Under CFTC Regulation 1.17, the required minimum net capital requirement is 8% of the total risk margin requirement (as defined) for all positions carried in customer accounts plus 4% of the total risk margin requirement (as defined) for all positions carried in non-customer accounts. As of March 31, 2006, CS Securities’ net capital of approximately $5.2 billion was 64.3% of aggregate debit balances and in excess of the minimum requirement by approximately $5.0 billion.

Our OTC derivatives dealer subsidiary, CS Capital, is also subject to the uniform net capital rule, but computes its net capital requirements based on value at risk pursuant to Appendix F of Rule 15c3-1. As of March 31, 2006, CS Capital’s net capital of $623 million, after allowing for market and credit risk exposure of $43 million and $110 million, respectively, was in excess of the minimum net capital requirement by $603 million. CS Capital operates pursuant to the (k)(2)(ii) exemptive provisions of Rule 15c3-3 of the Exchange Act and accordingly, all customer transactions are cleared through CS Securities on a fully disclosed basis.

As of March 31, 2006, our subsidiaries complied with all applicable regulatory capital adequacy requirements.

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

For the Three Months ended March 31, 2006

Cash and cash equivalents increased $71 million to $955 million as of March 31, 2006. Cash used in operating activities was $6.6 billion. The change in cash used in operating activities reflected a net increase in operating assets relative to operating liabilities of $7.5 billion, which occurred in the normal course of operations as a result of changes in customer needs, market conditions and proprietary trading and other strategies.

Cash of $2.5 billion was used in investing activities. The Company provided funding to affiliates, resulting in increases in receivables from parent and affiliates of $2.4 billion.

Cash provided by financing activities was $9.1 billion. The changes are due to increases in net collateralized financing arrangements of $2.8 billion, $3.0 billion in long-term borrowings and $3.4 billion in short-term borrowings used primarily to fund normal operating activities and provide funding to affiliates as part of the Company’s investing activities, partially offset by $103 million in maturities of long-term borrowings.

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

Guarantees

In the ordinary course of our business, we provide guarantees and indemnifications that contingently obligate us to make payments to the guaranteed or indemnified party based on changes in an asset, liability or equity security of the guaranteed or indemnified party. We may also be contingently obligated to make payments to a guaranteed party based on another entity’s failure to perform, or an indirect guarantee of the indebtedness of others. Guarantees we provide include customary indemnifications to purchasers in conjunction with the sale of assets or businesses; to investors in private equity funds sponsored by the firm regarding potential obligations of the Company to return amounts previously paid as carried interest to the Company and certain other partners, most of which are current and former employees of the Company; and to investors in our securities and other arrangements to provide “gross up” payments if there is a withholding or deduction because of a tax assessment or other governmental charge. From time to time, we also guarantee the obligations of subsidiaries of CSG that are not our consolidated subsidiaries, and these guarantees are included in the scope of the disclosure requirements of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45.

FIN 45 requires disclosure of our maximum potential payment obligations under certain guarantees to the extent that it is possible to estimate them and requires recognition of a liability at inception for the fair value of guaranteed obligations for guarantees issued or amended after December 31, 2002. The recognition of these liabilities did not have a material effect on our financial condition or results of operations. For disclosure of our estimable maximum payment obligations under certain guarantees and related information, see Note 8 of the condensed consolidated financial statements in Part I, Item 1.

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

These QSPEs are generally sponsored by our subsidiaries. Our principal broker-dealer subsidiary, CS Securities, underwrites and makes markets in these mortgage-backed and asset-backed securities. Under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125,” or SFAS 140, a QSPE is not required to be consolidated with the transferor if all the SFAS 140 sale criteria are met. Our mortgage-backed and asset-backed securitization activities are generally structured to use QSPEs, and the assets and liabilities transferred to QSPEs are not included in our financial statements except to the extent other SFAS 140 criteria are not met.

As of March 31, 2006, we held encumbered mortgage loans totaling $8.1 billion related to securitization transactions that did not qualify for sale accounting treatment under paragraph 40b of SFAS 140. Prior to securitization, such encumbered loans were accounted for in financial instruments owned, however due to the transfer of legal title in the form of a pledge in the securitization, these loans have been reclassified to Other assets and deferred amounts in the condensed consolidated statements of financial condition. Cash amounts received in payment upon transfer for such loans are accounted for as secured borrowings and are recorded in Other liabilities in the condensed consolidated statements of financial condition.

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

We purchase loans and other debt obligations from and on behalf of clients primarily for the purpose of securitization. The loans and other debt obligations are sold by us to affiliates for warehousing prior to being transferred by affiliates, to VIEs that issue CDOs. CDOs are securities backed by the assets transferred to the VIE and pay a return based on the returns on those assets. Investors typically have recourse to the assets in the CDO VIE. The investors and the CDO VIE have no recourse to the Company’s assets. CS Securities structures, underwrites and makes a market in these CDOs, and we may have retained interests in these CDOs in connection with CS Securities’ underwriting and market-making activities. We engage in these CDO transactions to meet the needs of clients, to earn fees and to sell financial assets. These CDO transactions do not provide a material source of our liquidity, capital resources or credit risk or market risk support.

Financial Accounting Standards Board Interpretation, or FIN, No. 46, “Consolidation of Variable Interest Entities,” or FIN 46, requires us to consolidate all VIEs for which we are the primary beneficiary which is defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both. In December 2003, the FASB modified FIN 46, through the issuance of FIN 46R, to address various implementation issues that had arisen since the issuance of FIN 46 and to provide companies the option to defer the adoption of FIN 46 for certain VIEs to periods ending after March 15, 2004. As of March 31, 2006 and December 31, 2005, we consolidated CDO VIEs for which we are the primary beneficiary. We also have interests in CDO VIEs that are not required to be consolidated because we are not the primary beneficiary.

We consolidate certain private equity funds that are managed by us. See Notes 1 and 3 of the condensed consolidated financial statements in Part I, Item 1.

RELATED PARTY TRANSACTIONS

CSG, through Credit Suisse Holdings (USA), Inc., or CS Holdings, owns all of our outstanding voting common stock. We are involved in significant financing and other transactions, and have significant related party balances, with Credit Suisse and certain affiliates. We generally enter into these transactions in the ordinary course of business and believe that these transactions are on market terms that could be obtained from unrelated third parties. See “—Derivatives” and Notes 2 and 5 of the condensed consolidated financial statements in Part I, Item 1 for more information.

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

Private Equity Activities

Our private equity and other long-term investment activities include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. These investments are primarily in unlisted or illiquid equity or equity-related securities and are carried at fair value based on a number of factors. As of March 31, 2006 and December 31, 2005, we had investments in private equity and other long-term investments of $10.3 billion and $3.6 billion, respectively. As of March 31, 2006, we had commitments to invest up to an additional $391 million in non-consolidated private equity funds and $1.1 billion in consolidated private equity funds. The increase in private equity and other long-term investments reflects our consolidation of certain private equity funds. See “—Critical Accounting Policies and Estimates—Fair Value” and Notes 1 and 4 of the condensed consolidated financial statements in Part I, Item 1 for more information.

Corporate Debt, Mortgage Whole Loans and Other Non-Investment-Grade Financial Instruments

We underwrite, trade and hold non-investment-grade financial instruments, which include corporate debt, commercial and residential mortgage whole loans, loan participations, derivatives contracts and certain separately managed distressed financial instruments. Corporate debt includes high-yield debt, distressed debt, commercial and residential mortgage-backed securities, other asset-backed securities and CDOs. Due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions, these financial instruments and loans generally involve greater risk than investment-grade financial instruments. We record corporate debt, derivatives contracts and certain separately managed distressed financial instruments at fair value. We record commercial mortgage whole loans, certain residential mortgage whole loans and loan participations that are held for sale at the lower of cost or fair value. Timing of the securitization of our mortgage whole loan inventory will affect the size of our positions at any given time. The following table sets forth our positions in these instruments as of March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Corporate debt	$3,999	$897	$3,286	$917
Mortgage whole loans	19,516	—	17,817	—
Loan participations	20	—	9	—
Derivatives contracts	297	—	321	—
Distressed financial instruments	90	—	113	—
Total	$23,922	$897	$21,546	$917

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

Sources and Maturities of OTC Derivatives

The following table sets forth the distributions, by maturity, of our exposure with respect to OTC derivatives as of March 31, 2006. Fair values were determined on the basis of pricing models and other valuation methods. See “—Critical Accounting Policies and Estimates—Fair Value” in Part I, Item 2 and Notes 5 and 8 of the condensed consolidated financial statements in Part I, Item 1 for more information.

	Assets Maturity Distribution as of March 31, 2006
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total fair value
	(In millions)
Interest rate and credit spread risk	$2,067	$1,968	$245	$1,067	$5,347
Foreign exchange risk	29	11	—	—	40
Equity price risk	149	206	5	96	456
Commodity risk	366	344	19	—	729
Total	$2,611	$2,529	$269	$1,163	$6,572

	Liabilities
	Maturity Distribution as of March 31, 2006
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total fair value
	(In millions)
Interest rate and credit spread risk	$1,953	$419	$182	$702	$3,256
Foreign exchange risk	7	9	—	—	16
Equity price risk	229	141	19	5	394
Commodity risk	345	347	15	—	707
Total	$2,534	$916	$216	$707	$4,373

The following table sets forth as of March 31, 2006 substantially all of our exposure with respect to OTC derivatives, by counterparty credit rating and with affiliates.

Credit Rating(1)	March 31, 2006
(In millions)
AA+/AA	$146
AA-	3,803
A+/A/A-	451
BBB+/BBB/BBB-	210
BB+ or lower	171
Unrated	126
Derivatives with affiliates	1,665
Total	$6,572

(1)                Credit ratings are determined by external rating agencies or by our credit risk management department.

Derivatives With Related Parties

We enter into a substantial number of derivatives transactions with related parties. The following table sets forth derivatives transactions with related parties consisting primarily of interest rate swaps, credit default swaps, foreign exchange forward contracts, equity forward contracts and total return swaps on equities. The fair values of derivatives contracts outstanding with related parties as of March 31, 2006 and December 31, 2005 were as follows.

	March 31, 2006		December 31, 2005
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Interest rate and credit spread risk	$1,543	$1,417	$738	$443
Foreign exchange risk	29	6	20	5
Equity price risk	25	85	64	41
Commodity risk	68	2	20	—
Total	$1,665	$1,510	$842	$489

See Notes 2 and 5 of the condensed consolidated financial statements in Part I, Item 1 for more information.

FORWARD LOOKING STATEMENTS

We have made in this Quarterly Report on Form 10-Q, including, without limitation, in “Legal Proceedings” in Part II, Item 1, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, and from time to time may otherwise make in our public filings and press releases, forward-looking statements concerning our operations, economic performance and financial condition, as well as our future plans and strategic objectives. Such forward-looking statements are subject to various risks and uncertainties, and we claim the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those anticipated herein or in any such other filings, releases or statements because of a number of factors, including without limitation, those detailed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, those discussed elsewhere herein, and in other public filings and press releases. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. Forward-looking statements are typically identified by the use of future or conditional verbs such as “will,” “should,” “would” or “could,” and by words or phrases such as “believe,” “expect,” “intend,” “estimate” and similar expressions. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the results indicated in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements except as otherwise required by applicable law.

Item 3:          Quantitative and Qualitative Disclosures About Market Risk

RISK MANAGEMENT AND VALUE AT RISK

For a description of the Company’s risk management policies and procedures and value-at-risk, or VAR, model, including such model’s assumptions and limitations, see “Quantitative and Qualitative Disclosure About Market Risk” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Trading Portfolios

The Company-wide trading portfolio VAR was approximately $29 million, $39 million and $40 million as of March 31, 2006, December 31, 2005 and March 31, 2005, respectively. The reduction in VAR as of March 31, 2006 compared to December 31, 2005 was primarily due to a decrease in mortgage exposures and the implementation of a revised VAR methodology for certain residential mortgage products in early 2006. The effect of each of these was to reduce the interest rate and credit spread VAR and hence the total VAR. The revised VAR methodology categorizes residential mortgage positions into a series of key risk types to improve the measurement of mortgage-related sensitivities. If the revised methodology had been in place during 2005, the Company’s total VAR would have been approximately $37 million and $28 million as of December 31, 2005 and March 31, 2005, respectively.

Due to the benefit of diversification, the Company-wide VAR is less than the sum of the individual components. The four main components of market risk, expressed in terms of theoretical fair values, had the following VAR:

	Company’s Market Risk Exposures in Trading Portfolios
	As of March 31, 2006	As of December 31, 2005	As of March 31, 2005
	(In millions)
99%, one-day VAR
Interest rate and credit spread	$20	$34	$34
Equity	19	20	19
Foreign exchange rate	1	—	2
Commodity	4	6	1
Diversification benefit	(15)	(21)	(16)
Total	$29	$39	$40

The table below presents minimum, maximum and average VAR by market risk component. Minimum, maximum and average VAR for the three months ended March 31, 2005 do not reflect the revised VAR methodology for certain residential mortgage products introduced in early 2006.

	Company’s Market Risk Exposures in Trading Portfolios
	Three Months Ended March 31, 2006					Three Months Ended March 31, 2005
	Minimum		Maximum		Average	Minimum		Maximum		Average
	(In millions)
99%, one-day VAR
Interest rate and credit spread	$19		$35		$23	$33		$52		$42
Equity	16		26		19	13		21		17
Foreign exchange rate	—		1		—	—		4		1
Commodity	4		11		6	—		3		1
Diversification benefit	—	(1)	—	(1)	(18)	—	(1)	—	(1)	(16)
Total	$25		$42		$30	$36		$55		$45

(1)                 As the minimum and maximum occur on different days for different risk types, it is not meaningful to calculate a portfolio diversification benefit.

For details of the Company’s average, maximum and minimum VAR for 2005, see “Quantitative and Qualitative Disclosure About Market Risk” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The average, maximum and minimum daily trading revenue for the three months ended March 31, 2006 and 2005 are shown below:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(In millions)
Daily trading revenue
Average	$20	$15
Maximum	63	64
Minimum	$(9)	$(12)

For details of the Company’s average, maximum and minimum daily trading revenue for 2005, see “Quantitative and Qualitative Disclosure About Market Risk” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Non-trading Portfolios

The equity risk on non-trading positions, which is primarily comprised of private equity investments, is measured using sensitivity analysis that estimates the potential change in the recorded value of the investments resulting from a 10% decline in the equity markets of developed nations and a 20% decline in the equity markets of emerging market nations. The estimated impact of equity risk on our non-trading financial instruments portfolio would be a decrease in the value of the non-trading portfolio of approximately $118 million and $108 million as of March 31, 2006 and December 31, 2005, respectively. The estimated impact of equity risk is net of the minority interests in certain consolidated private equity funds.

The interest rate risk on non-trading positions, which is primarily comprised of commercial mortgage loans and derivatives that hedge the Company’s long-term borrowings, is measured using sensitivity analysis that estimates the potential change in the value of the non-trading portfolio resulting from a

50 basis point decline in the interest rates of developed nations and a 200 basis point decline in the interest rates of emerging market nations. The estimated impact of interest rate risk on the value of the non-trading portfolio would be a decrease of approximately $41 million and $21 million as of March 31, 2006 and December 31, 2005, respectively. The losses under this interest rate scenario arise primarily from the Company’s long-term borrowings and related hedges.

We do not have material foreign exchange risk or commodity price risk in our non-trading portfolio.

Item 4:          Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, as of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1:          Legal Proceedings

Certain significant legal proceedings and matters have been previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The following is an update of such proceedings.

In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation

In a decision, dated April 18, 2006, the U.S. District Court for the Southern District of New York denied the motion for class certification brought by the plaintiff in the In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation.

Litigation Relating to IPO Allocation

On March 8, 2006, CS Securities and the other defendants in the In re Initial Public Offering Antitrust Litigation filed a petition for writ of certiorari to the United States Supreme Court seeking review of the decision by the U.S. Court of Appeals for the Second Circuit, dated September 28, 2005, that vacated the district court’s dismissal of the matter and remanded the case to the district court for further proceedings.

Adelphia Communications Corporation Litigation

On March 15, 2006, the U.S. District Court for the Southern District of New York certified an interlocutory appeal of the district court’s August 30 and September 1, 2005 decisions denying motions to dismiss in two of the actions by institutional investors on the ground that the plaintiffs in those cases lacked standing. On April 6, 2006, the defendants filed a petition with the U.S. Court of Appeals for the Second Circuit asking the appellate court to accept the interlocutory appeal.

Enron-related Litigation and Inquiries

On or about April 21, 2006, CS Securities and certain affiliates entered into a settlement covered by existing reserves in the matter brought by The Variable Annuity Life Insurance Company and others in the U.S. District Court for the Southern District of Texas.

On May 9, 2006, Credit Suisse announced that it entered into an agreement in principle with the bankruptcy estate of Enron Corporation and its affiliates to resolve claims asserted by Enron against all named Credit Suisse entities in the “megaclaim” litigation pending in the U.S. Bankruptcy Court for the Southern District of New York. Under the settlement, Credit Suisse entities will pay $90 million and Enron will allow $92 million in bankruptcy claims that Credit Suisse no longer holds. The remainder of Credit Suisse’s claims in the Enron bankruptcy will be equitably subordinated. The settlement payment is covered by existing reserves and is subject to execution of definitive documentation and court approval. The settlement does not cover separate litigation by Enron in U.S. Bankruptcy Court to recover certain payments in connection with equity forward and swap transactions or other Enron-related litigation.

Other

The Company has provided reserves for litigation, claims and proceedings involving the Company in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company recorded in the second quarter of 2005 a $750 million litigation charge to increase the reserve for private litigation involving Enron, certain IPO allocation practices, research analyst independence and other related litigation. This charge, coupled with the charge recorded in 2002, brings the Company’s reserves for these private litigation matters to $1.1 billion after the application of settlements entered into through March 31, 2006.

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

Item 1A:   Risk Factors

There are no material changes from the risk factors set forth in Part I, Item 1A, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

CREDIT SUISSE (USA), INC.
May 11, 2006	By:	/s/ DAVID C. FISHER
Chief Financial and Accounting Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
12	Computation of ratio of earnings to fixed charges
15	Letter re unaudited interim financial information
31.1	Rule 13a-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a) certification of Chief Financial and Accounting Officer
32	Section 1350 certifications