Form 10-Q
period 2006-06-30
CREDIT SUISSE (USA) INC
filed 2006-08-08
CIK 29646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006

PART I	FINANCIAL INFORMATION
	ITEM 1: Financial Statements
	Condensed Consolidated Statements of Financial Condition (Unaudited) as of June 30, 2006 and December 31, 2005		2

	Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2006 and 2005		4

	Condensed Consolidated Statements of Changes in Stockholder’s Equity (Unaudited) for the six months ended June 30, 2006 and 2005		5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2006 and 2005		6

	Notes to Condensed Consolidated Financial Statements (Unaudited)
	1.	Summary of Significant Accounting Policies	7
	2.	Related Party Transactions	11
	3.	Transfers and Servicing of Financial Assets	13
	4.	Private Equity and Other Long-Term Investments	17
	5.	Derivatives Contracts	18
	6.	Borrowings	18
	7.	Leases and Commitments	21
	8.	Guarantees	22
	9.	Net Capital Requirements	22
	10.	Cash and Securities Segregated Under Federal and Other Regulations	23
	11.	Employee Benefit Plans	23
	12.	Legal Proceedings	24
	13.	Industry Segment and Geographic Data	25
	Report of Independent Registered Public Accounting Firm		28

PART I
FINANCIAL INFORMATION
Item 1: Financial Statements

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In millions)
ASSETS	June 30, 2006	December 31, 2005

Cash and cash equivalents	$1,521	$884
Collateralized short-term financings:
Securities purchased under agreements to resell	49,699	54,454
Securities borrowed	101,042	82,802
Receivables:
Customers	2,599	3,299
Brokers, dealers and other	10,646	8,128
Financial instruments owned (includes securities pledged as collateral of $94,483 and $73,043, respectively):
U.S. government and agencies	34,823	31,366
Corporate debt	20,225	20,561
Mortgage whole loans	18,152	17,817
Equities	41,029	35,244
Commercial paper	3,360	1,523
Private equity and other long-term investments	10,629	3,641
Derivatives contracts	6,486	5,085
Other	5,638	3,929
Net deferred tax asset	927	1,202
Office facilities at cost (net of accumulated depreciation and amortization of $937 and $852, respectively)	467	453
Goodwill	585	562
Loans receivable from parent and affiliates	29,918	25,225
Other assets and deferred amounts (includes encumbered loans of $4,674 as of June 30, 2006)	6,973	1,579
Total assets	$344,719	$297,754

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (Continued)
(Unaudited)
(In millions, except share data)

LIABILITIES AND STOCKHOLDER’S EQUITY	June 30, 2006	December 31, 2005

Commercial paper and short-term borrowings	$17,721	$13,654
Collateralized short-term financings:
Securities sold under agreements to repurchase	127,197	126,323
Securities loaned	48,787	45,956
Payables:
Customers	8,675	9,417
Brokers, dealers and other	9,547	3,884
Financial instruments sold not yet purchased:
U.S. government and agencies	27,641	20,078
Corporate debt	4,204	3,696
Equities	13,970	12,402
Derivatives contracts	4,392	2,262
Other	801	155
Obligation to return securities received as collateral	7,625	3,077
Accounts payable and accrued expenses	2,704	3,152
Other liabilities	18,549	7,761
Long-term borrowings	39,478	33,926
Total liabilities	331,291	285,743

Stockholder’s Equity:
Common stock ($0.10 par value; 50,000 shares authorized; 1,100 shares issued and outstanding)	―	―
Paid-in capital	10,146	9,530
Retained earnings	3,462	2,661
Accumulated other comprehensive loss	(180)	(180)
Total stockholder’s equity	13,428	12,011
Total liabilities and stockholder’s equity	$344,719	$297,754

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Revenues:
Principal transactions-net	$1,054	$194	$2,709	$561
Investment banking and advisory	755	407	1,338	728
Commissions and fees	399	309	750	660
Other	4	8	51	25
	2,212	918	4,848	1,974

Interest and dividends	4,668	2,984	8,750	5,708
Interest expense	4,420	2,475	8,208	4,622
Net interest and dividends	248	509	542	1,086
Total net revenues	2,460	1,427	5,390	3,060
Expenses:
Employee compensation and benefits	1,065	738	2,229	1,685
Occupancy and equipment rental	136	124	257	244
Brokerage, clearing and exchange fees	97	86	182	163
Communications	37	37	78	73
Professional fees	95	73	177	140
Other operating expenses	(334)	749	(294)	744
Total expenses	1,096	1,807	2,629	3,049
Income (loss) before provision (benefit) for income taxes, minority interests and cumulative effect of a change in accounting principle	1,364	(380)	2,761	11
Provision (benefit) for income taxes	247	(244)	384	(178)
Minority interests	633	303	1,576	458
Income (loss) before cumulative effect of a change in accounting principle	484	(439)	801	(269)
Cumulative effect of a change in accounting principle, net of income tax expense of $3 in 2005	―	―	―	6
Net income (loss)	$484	$(439)	$801	$(263)

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder’s Equity
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)
(In millions)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of December 31, 2004	$	―	$8,538	$2,534	$(8)	$11,064
Net loss		―	―	(263)	―	(263)
Total comprehensive loss						(263)
CSG share plan activity(1)		―	193	―	―	193
Balances as of June 30, 2005	$	―	$8,731	$2,271	$(8)	$10,994

Balances as of December 31, 2005	$	―	$9,530	$2,661	$(180)	$12,011
Net income		―	―	801	―	801
Total comprehensive income						801
CSG share plan activity, including tax benefit of $146		―	616	―	―	616
Balances as of June 30, 2006	$	―	$10,146	$3,462	$(180)	$13,428

(1)	For the six months ended June 30, 2005, there was no net tax charge or credit related to CSG share plan activity.

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)
(In millions)
	2006	2005
Cash flows from operating activities:
Net income (loss)	$801	$(263)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	109	64
Non-cash CSG share plan activity	535	251
Tax benefit on CSG share plan activity	146	—
Deferred taxes	276	(78)
Change in operating assets and operating liabilities:
Securities borrowed	(18,240)	(5,047)
Receivables from customers	700	1,583
Receivables from brokers, dealers and other	(2,518)	(9,213)
Financial instruments owned	(12,379)	(11,616)
Other assets and deferred amounts and Other liabilities, net	(4,027)	(1,410)
Securities loaned	2,831	3,671
Payables to customers	(742)	2,463
Payables to brokers, dealers and other	5,663	(1,808)
Financial instruments sold not yet purchased	12,415	18,289
Obligation to return securities received as collateral	4,548	(1,725)
Accounts payable and accrued expenses	(435)	(1,031)
Net cash used in operating activities	(10,317)	(5,870)

Cash flows from investing activities:
Net (payments for) proceeds from:
Loans receivable from parent and affiliates	(4,693)	(146)
Office facilities, net	(159)	(88)
Purchase of Guilford Holding Corporation, net of cash	(17)	―
Net cash used in investing activities	(4,869)	(234)

Cash flows from financing activities:
Net proceeds from (payments for):
Commercial paper and short-term borrowings	4,067	(4,538)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	5,629	10,937
Issuances of long-term borrowings	7,659	2,276
Redemptions and maturities of long-term borrowings	(1,467)	(2,521)
Dividend equivalents on CSG share plan activity	(65)	(58)
Net cash provided by financing activities	15,823	6,096

Increase (decrease) in cash and cash equivalents	637	(8)
Cash and cash equivalents as of the beginning of period	884	727
Cash and cash equivalents as of the end of period	$1,521	$719

SUPPLEMENTAL DISCLOSURES
Cash payments for interest	$8,061	$4,381
Cash payments for income taxes, net of refunds	$25	$14

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2006

1. Summary of Significant Accounting Policies

The Company

The condensed consolidated financial statements include Credit Suisse (USA), Inc. and its subsidiaries (the “Company”). The Company is an integrated investment bank serving institutional, corporate, government and high-net-worth individual clients. The Company’s products and services include securities underwriting, sales and trading, financial advisory services, private equity investments, full service brokerage services, derivatives and risk management products, asset management and investment research. The Company is a wholly owned subsidiary of Credit Suisse Holdings (USA), Inc. (“CS Holdings”). The Company is an indirect wholly owned subsidiary of Credit Suisse, a Swiss bank, and Credit Suisse Group (“CSG”). Effective January 16, 2006, the Company changed its name from Credit Suisse First Boston (USA), Inc. to Credit Suisse (USA), Inc.

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

Effective January 1, 2006, CSG realigned its organizational structure to its new strategic orientation, which is to focus on its banking businesses. As a result of this realignment, CSG’s banking business consists of three reporting segments: Investment Banking, Private Banking and Asset Management. The Company is managed as a subsidiary of Credit Suisse and CSG, and its businesses are a part of each of these banking segments. Therefore, effective January 1, 2006, the Company began operating and managing its businesses along these same three banking segments.

The Company’s Investment Banking segment consists principally of the businesses that comprised its former Institutional Securities segment, with the addition of the private funds group that was formerly part of its Wealth & Asset Management segment. The Company’s Asset Management segment consists of the private equity business and the Volaris business that were formerly part of its Wealth & Asset Management segment. The Company’s Private Banking segment consists of the private client services business in the United States (other than Volaris) that was formerly part of the Company’s Wealth & Asset Management segment.

The Company manages and reports its segments on a pre-tax basis and excludes revenues and expenses primarily from the consolidation of certain private equity funds, which are reported in Elimination & Other. Net income is unaffected by the consolidation of these private equity funds because offsetting minority interests are also recorded.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2006

1. Summary of Significant Accounting Policies (Continued)

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

The changes to EITF 96-16 and the provisions of EITF 04-5 and FSP SOP 78-9-1 in effect during 2005 did not have a material impact on the Company’s financial condition, results of operations or cash flows. As of January 1, 2006, the Company increased its assets and liabilities by $6.7 billion due to the consolidation of certain unmodified private equity partnerships that existed prior to June 2005.

Share-based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R was effective for annual reporting periods beginning after June 15, 2005. The Company early adopted SFAS 123R as of January 1, 2005, applying the modified prospective method. The Company’s policy is to expense share-based awards over the requisite service period.

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
June 30, 2006

1. Summary of Significant Accounting Policies (Continued)

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

The share-based awards granted in March 2006 provide for early retirement eligibility no earlier than two years after the award grant date. These awards will be recorded as compensation expense in the Company’s operating segments over the period from the grant date of March 2006 to the date an employee becomes eligible for early retirement if earlier than the three to five year vesting period.

Accounting Changes

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application, unless impracticable, to prior periods’ financial statements for voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual circumstances in which the pronouncement does not include specific transition provisions. The statement also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets should be accounted for as a change in accounting estimate effected by a change in accounting principle (i.e., as a retrospective application). The guidance for reporting the correction of an error in previously issued financial statements and the change of an accounting estimate does not change from APB 20. SFAS 154 was effective for the Company as of January 1, 2006. The adoption of SFAS 154 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Hybrids

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amended SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). Under SFAS 155, hybrid financial instruments that contain embedded derivatives that would otherwise require bifurcation may be accounted for at fair value, with changes in fair value recognized in the condensed consolidated statements of operations. The fair value designation may be applied on an instrument-by-instrument basis; however, the election to apply fair value accounting is irrevocable. SFAS 155 will be effective for those instruments acquired or issued on or after an entity’s fiscal year beginning after September 15, 2006, but early adoption is permitted as of the beginning of a fiscal year for which an entity has not previously issued interim financial statements. SFAS 155 allows limited retrospective application for existing bifurcated hybrid financial instruments. The Company elected to early adopt SFAS 155 as of January 1, 2006. The adoption of SFAS 155 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2006

1. Summary of Significant Accounting Policies (Continued)

Servicing

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140” (“SFAS 156”), which amended SFAS 140. SFAS 156 requires that all separately recognized servicing rights after the effective date be initially measured at fair value, and permits separately recognized servicing rights to be accounted for at fair value in subsequent periods, with changes in fair value recognized in the condensed consolidated statements of operations. SFAS 156 permits an irrevocable election to apply fair value accounting for classes of servicing rights based on the different valuation and risk characteristics of the underlying assets and the way the economic risks are managed. SFAS 156 will be effective on a prospective basis for fiscal years beginning after September 15, 2006; however, early adoption is permitted as of the beginning of a fiscal year for which an entity has not previously issued interim financial statements. SFAS 156 also allows limited retrospective application for existing separately recognized servicing rights. The Company elected to early adopt SFAS 156 as of January 1, 2006. The adoption of SFAS 156 did not have an impact on the Company’s financial condition, results of operations or cash flows.

Insurance

In March 2006, the FASB issued FASB Staff Position (“FSP”) No. FTB 85-4-1, “Accounting for Life Settlement Contracts by Third Party Investors” (“FSP FTB 85-4-1”). FSP FTB 85-4-1 provides a contract-by-contract election to account for life settlement contracts on either a fair value basis, with changes in fair value recognized in the condensed consolidated statements of operations, or through use of the investment method. Under the investment method, the initial investment and continuing costs are capitalized; however, no income is recognized until death of the insured party. The guidance of FSP FTB 85-4-1 will be effective for fiscal years beginning after June 15, 2006 and will permit early adoption; however, upon adoption, limited retrospective application of the measurement guidance is required. The Company elected to early adopt FSP FTB 85-4-1 as of January 1, 2006. The adoption of FSP FTB 85-4-1 did not have an impact on the Company’s financial condition, results of operations or cash flows.

STANDARDS TO BE ADOPTED IN FUTURE PERIODS

FSP FIN 46(R)-6

In April 2006, the FASB issued FSP No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”). FSP FIN 46(R)-6 provides guidance regarding how contracts or arrangements that create or reduce variability should be considered when determining whether entities qualify as variable interest entities (“VIEs”) and when assessing the need for consolidation of VIEs. FSP FIN 46(R)-6 requires that evaluations of the variability created or absorbed in an entity from its contracts or arrangements be based on an analysis of the entity’s design. In evaluating the design of an entity, an analysis must be performed as to the potential risks to which the entity is exposed as well as the risks that the entity was designed to create and pass along to its interest holders based on the purpose for which the entity was formed. The guidance of FSP FIN 46(R)-6 must be applied on a prospective basis in reporting periods beginning after June 15, 2006, but need not be applied to existing entities unless a reconsideration event occurs. Given the prospective nature of the guidance, FSP FIN 46R-6 will not have a material impact on the Company’s financial condition as of the date of adoption; however, the future impact of FSP FIN 46(R)-6 will depend on the design of the particular VIEs with which the Company is and may become involved as well as the nature and extent of the Company’s involvement, and therefore the impact from this guidance in future periods cannot be reasonably estimated.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2006

1. Summary of Significant Accounting Policies (Continued)

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 addresses the accounting for uncertainty in income taxes by prescribing a consistent recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification and disclosure of tax positions.

FIN 48 requires a two-step process in evaluating tax positions. In the first step, an enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Tax positions meeting the more-likely-than-not recognition threshold are then measured to determine the amount of benefit eligible for recognition in the financial statements. Each tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48.

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

The following table sets forth the Company’s related party assets and liabilities as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
ASSETS	(In millions)
Securities purchased under agreements to resell	$4,732	$5,163
Securities borrowed	5,802	4,323
Receivables from brokers, dealers and other	4,443	2,247
Derivatives contracts	2,032	842
Net deferred tax asset	927	1,202
Loans receivable from parent and affiliates	29,918	25,225
Total assets	$47,854	$39,002
LIABILITIES
Short-term borrowings	$15,712	$12,093
Securities sold under agreements to repurchase	27,319	25,634
Securities loaned	38,103	33,976
Payables to customers	3,444	2,853
Payables to brokers, dealers and other	3,557	2,036
Derivatives contracts	2,107	489
Obligation to return securities received as collateral	2,554	1,242
Taxes payable (included in Other liabilities)	355	350
Intercompany payables (included in Other liabilities)	866	626
Total liabilities	$94,017	$79,299

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2006

2. Related Party Transactions (Continued)

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

The following table sets forth the Company’s related party revenues and expenses for the three and six months ended June 30, 2006 and 2005:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
		(In millions)
Principal transactions-net (derivatives contracts)	$800	$(368)	$1,052	$(58)
Commissions and fees	(21)	(13)	(43)	(20)
Interest and dividend revenues	579	196	1,037	498
Interest expense	(947)	(459)	(1,700)	(957)
Total net revenues	$411	$(644)	$346	$(537)

Other operating expenses (credits)	$(57)	$(69)	$(108)	$(153)
Total expenses	$(57)	$(69)	$(108)	$(153)

From time to time, the Company sells at cost to CS Holdings the right, title and interest in certain assets. Once the assets are sold, the Company continues to service these assets on behalf of CS Holdings. For the three and six months ended June 30, 2006, the value of the assets sold, net of collections applied, was not material.

The Company manages certain private equity funds of funds, hedge funds of funds and VIEs that issue collateralized debt obligations (“CDOs”) of CS Alternative Capital, Inc., an indirect wholly owned subsidiary of CS Holdings. As of June 30, 2006, the aggregate assets under management in these funds and VIEs were approximately $21.4 billion. CS Alternative Capital, Inc. reimburses the Company for all expenses incurred by the Company in connection with managing these assets. The Company treats these reimbursements as a reduction in other operating expenses in the condensed consolidated statements of operations.

The Credit Suisse Group International Share Plan provides for the grant of equity-based awards to Company employees based on CSG shares pursuant to which employees of the Company may be granted, as compensation, shares or other equity-based awards as compensation for services performed. CS Holdings purchases shares from CSG to satisfy these awards, but CS Holdings does not require reimbursement from the Company; therefore, amounts associated with these awards are considered a capital contribution to the Company and credited to paid-in-capital. Amounts contributed by CS Holdings relating to compensation expense for the three months ended June 30, 2006 and 2005 were $302 million and $75 million, including tax effects, respectively, and for the six months ended June 30, 2006 and 2005 were $616 million and $193 million, including tax effects, respectively. See Note 1 for further information on the Company’s share-based compensation.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2006

2. Related Party Transactions (Continued)

Certain of the Company’s directors, officers and employees and those of its affiliates and their subsidiaries maintain margin accounts with the Company’s principal broker-dealer subsidiary, Credit Suisse Securities (USA) LLC (“CS Securities”) and other affiliated broker-dealers in the ordinary course of business. In addition, certain of such directors, officers and employees have investments or commitments to invest in various private equity funds. The Company makes loans to directors and executive officers on the same terms as are generally available to third parties or otherwise pursuant to widely available employee benefit plans. CS Securities and other affiliated broker-dealers, from time to time and in the ordinary course of business, enter into, as principal, transactions involving the purchase or sale of securities from or to such directors, officers and employees and members of their immediate families.

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

As of June 30, 2006 and December 31, 2005, the fair value of assets that the Company pledged to counterparties was $235.0 billion and $212.5 billion, respectively, of which $94.5 billion and $73.0 billion, respectively, was included in financial instruments owned in the condensed consolidated statements of financial condition.

The Company has also received similar assets as collateral that the Company has the right to re-pledge or sell. The Company routinely re-pledges or sells these assets to third parties. As of June 30, 2006 and December 31, 2005, the fair value of the assets pledged to the Company was $207.2 billion and $184.6 billion, respectively, of which $203.7 billion and $178.1 billion, respectively, was re-pledged or sold.

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

As of June 30, 2006, the Company held encumbered mortgage loans totaling $4.7 billion related to securitization transactions that did not qualify for sale accounting treatment under paragraph 40b of SFAS 140. Prior to securitization, such encumbered loans were accounted for in financial instruments owned; however, due to the transfer of legal title in the form of a pledge in the securitization, these loans have been reclassified to Other assets and deferred amounts in the condensed consolidated statements of financial condition. Cash amounts received in payment upon transfer for such loans are accounted for as secured borrowings and are recorded in Other liabilities in the condensed consolidated statements of financial condition.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2006

3. Transfers and Servicing of Financial Assets (Continued)

The following table presents the proceeds and gains related to the securitization of commercial mortgage loans, residential mortgage loans and other asset-backed loans for the six months ended June 30, 2006 and 2005. The gain on securitizations includes underwriting revenues, deferred origination fees and expenses, gains or losses on the sale of the collateral to the QSPE or VIE and gains or losses on the sale of the newly issued securities to third parties but excludes net interest revenues earned on assets prior to securitization.

	Commercial mortgage loans(1)	Residential mortgage loans(2)	Other asset-backed loans(2)(3)
		(In millions)
For the Six Months Ended June 30, 2006
Proceeds from securitizations	$6,838	$12,382	$1,220
Gain on securitizations	$157	$15	$16

For the Six Months Ended June 30, 2005
Proceeds from securitizations	$5,907	$23,000	$4,770
Gain on securitizations	$210	$19	$27

(1)
The gains or losses on the sale of the collateral to the QSPE is the difference between the carrying value on the day prior to the securitization date (the lower of amortized cost or fair value) and the selling price of the mortgage whole loans to the QSPE on the securitization pricing date.

(2)
The gains or losses on the sale of the collateral to the QSPE is the difference between the fair value on the day prior to securitization pricing date and the selling price of the mortgage whole loans to the QSPE on the securitization pricing date.

(3)	Includes home equity loans and other securities collateralized by residential mortgage loans.

The Company may retain interests in these securitized assets in connection with its underwriting and market-making activities. The Company’s primary exposure in its securitization activities is limited to its retained interests. Retained interests in securitized financial assets are included at fair value in corporate debt in financial instruments owned in the condensed consolidated statements of financial condition. Any changes in the fair value of these retained interests are recognized in the condensed consolidated statements of operations. The fair values of retained interests are determined using market quotes where available or the present value of estimated future cash flows valuation techniques that incorporate assumptions that marketplace participants customarily use in their estimates of values. As of June 30, 2006 and December 31, 2005, the fair value of the interests retained by the Company was $4.0 billion and $5.1 billion, respectively.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2006

3. Transfers and Servicing of Financial Assets (Continued)

Key economic assumptions used at the date of securitization in measuring the fair value of the retained interests resulting from securitizations completed during the six months ended June 30, 2006 were as follows:

	For the Six Months Ended June 30, 2006
	Commercial mortgage loans (1)	Residential mortgage loans	Other asset-backed loans

Weighted-average life (in years)	N/A	5.1	8.9
Prepayment rate (in rate per annum)(2)	N/A	0.5%-50.0%	25.0%
Cash flow discount rate (in rate per annum)(3)	N/A	0.1%-39.7%	N/A
Expected credit losses (in rate per annum)	N/A	0.0%-29.7%	N/A

(1)	To deter prepayment, commercial mortgage loans typically have prepayment protection in the form of prepayment lockouts and yield maintenances.

(2)	The Company utilizes the constant prepayment rate assumptions.

(3)	The rate is based on the weighted average yield on the retained interest.

The following table sets forth the fair value of retained interests from securitizations as of June 30, 2006, key economic assumptions used to determine the fair value and the sensitivity of the fair value to immediate adverse changes in those assumptions:

	As of June 30, 2006
	Commercial mortgage loans (1)		Residential mortgage loans	Other asset-backed
			(Dollars in millions)
Fair value of retained interests		$16	3,910		$87
Weighted-average life (in years)		N/A	4.7		4.5
Prepayment rate (in rate per annum)(2)		N/A	0.1%-86.4%		25.0%-42.5%
Impact on fair value of 10% adverse change	$	―	$(21)	$	―
Impact on fair value of 20% adverse change	$	―	$(43)	$	―
Cash flow discount rate (in rate per annum)(3)		N/A	7.5%		N/A
Impact on fair value of 10% adverse change	$	―	$(61)	$	―
Impact on fair value of 20% adverse change	$	―	$(121)	$	―
Expected credit losses (in rate per annum)		N/A	0.6%		N/A
Impact on fair value of 10% adverse change	$	―	$(6)	$	―
Impact on fair value of 20% adverse change	$	―	$(12)	$	―

(1)	To deter prepayment, commercial mortgage loans typically have prepayment protection in the form of prepayment lockouts and yield maintenances.

(2)	The Company utilizes the constant prepayment rate assumptions.

(3)	The rate is based on the weighted average yield on the retained interest.

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
June 30, 2006

3. Transfers and Servicing of Financial Assets (Continued)

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

The Company has consolidated all CDO VIEs and other VIEs for which it is the primary beneficiary. As of June 30, 2006 and December 31, 2005, the Company recorded $1.0 billion and $673 million, respectively, representing the carrying amount of the consolidated assets of these CDO VIEs and other VIEs that are collateral for the VIE obligations. The beneficial interests of these consolidated CDO VIEs and other VIEs are payable solely from the cash flows of the related collateral, and the creditors of these CDO VIEs do not have recourse to the Company in the event of default.

The Company holds significant debt and equity interests in CDO VIEs that are not consolidated because the Company is not the primary beneficiary. The total assets in these CDO VIEs as of June 30, 2006 and December 31, 2005 were $5.5 billion and $5.4 billion, respectively. The Company’s maximum exposure to loss on significant debt and equity interests in CDO VIEs as of June 30, 2006 and December 31, 2005 was $161 million and $127 million, respectively, which was the amount carried at fair value in financial instruments owned.

In the normal course of its private equity activities, the Company is typically the general partner and investment adviser to private equity funds. Limited partners of these funds typically have recourse to the fund’s assets but have no recourse to the Company’s assets. The Company consolidates certain private equity funds that are managed by the Company. A portion of these private equity funds are not VIEs but are consolidated based on the Company’s control of the voting interest of the fund. See Note 1 for more information. The following table presents the impact on the condensed consolidated statements of financial condition of the Company as of June 30, 2006 and December 31, 2005 as a result of consolidating certain private equity funds:

	June 30, 2006	December 31, 2005
	(In millions)
Private equity and other long-term investments	$9,457	$2,562
All other assets, net	520	177
Total assets	$9,977	$2,739

Minority interests (included in other liabilities)	$9,413	$2,549
All other liabilities, net (excluding minority interests)	564	190
Total liabilities	$9,977	$2,739

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2006

3. Transfers and Servicing of Financial Assets (Continued)

The following table presents the impact on the condensed consolidated statements of income of the Company for the three and six months ended June 30, 2006 and 2005 as a result of consolidating certain private equity funds:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions)
Net revenues	$641	$304	$1,589	$461
Expenses	8	1	13	3
Minority interests	$633	$303	$1,576	$458

In May 2006, the Company completed its acquisition of Guilford Holding Corporation, a tax credit syndication firm based in Montgomery, Alabama. Guilford engages in the purchase, packaging and sale of tax credits to corporate investors. The Company has consolidated certain tax credit funds in which it is the general partner resulting in an increase in assets and liabilities of $321 million as of June 30, 2006. The consolidation of these tax credit funds did not have an impact on the condensed consolidated statement of operations.

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

As of June 30, 2006 and December 31, 2005, the Company had investments in private equity and other long-term investments of $10.6 billion and $3.6 billion, respectively, including $9.5 billion and $2.6 billion, respectively, in private equity investments the Company is required to consolidate. Changes in net unrealized appreciation/depreciation arising from changes in fair value and the gain or loss realized upon sale are reflected in principal transactions-net in the condensed consolidated statements of operations. See Notes 1 and 3 for more information. The original cost of these investments, excluding the consolidated private equity investments, was $1.5 billion as of June 30, 2006 and $1.4 billion as of December 31, 2005. As of June 30, 2006 the Company had commitments to invest up to an additional $477 million in non-consolidated private equity funds and $1.1 billion in consolidated private equity funds. See Note 7 for more information.

The Company’s subsidiaries manage many private equity partnerships (the “Funds”). When the investment performance on Credit Suisse-managed Funds exceeds specific thresholds, the Company and certain other partners, most of which are current and former employees of the Company (collectively the “GPs”), may be entitled to receive a carried interest distribution under the governing documents of the Funds. Carried interest distributions are based on the cumulative investment performance of each Fund at the time the distribution is made. As a result, the Company may be obligated to return to investors in the Funds all or a portion of the carried interest distributed to the GPs. The amount of such contingent obligations is based upon the performance of the Funds but cannot exceed the amount of carried interest received by the GPs. As of June 30, 2006 and December 31, 2005, the maximum amount of such contingent obligations was $542 million and $620 million, respectively, assuming the Funds’ remaining investments were worthless. Assuming the Funds’ remaining investments were sold at their current carrying values as of June 30, 2006 and December 31, 2005, the contingent obligations would have been $11 million and $18 million, respectively. As of June 30, 2006 and December 31, 2005, the Company withheld cash from prior distributions to the GPs and recorded corresponding liabilities of $131 million and $126 million, respectively, in connection with the Company’s guarantee to return prior carried interest distributions to third party investors in the Funds.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2006

4. Private Equity and Other Long-Term Investments (Continued)

In addition, pursuant to certain contractual arrangements, the Company is obligated to make cash payments to certain investors in certain Funds if specified performance thresholds are not met. As of June 30, 2006 and December 31, 2005, the maximum amount of such contingent obligations was $43 million and $45 million, respectively, assuming the Funds’ remaining investments were worthless. Assuming the Funds’ remaining investments were sold at their current carrying values as of June 30, 2006 and December 31, 2005, there would have been no contingent obligation.

5. Derivatives Contracts

The Company uses derivatives contracts for trading and hedging purposes and to provide products for clients. These derivatives include options, forwards, futures and swaps. For more information on the Company’s derivatives, see Note 6 of the consolidated financial statements in Part II, Item 8 in the Annual Report on Form 10-K for the year ended December 31, 2005.

Quantitative Disclosures for All Derivatives

The fair values of all derivatives contracts outstanding as of June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006		December 31, 2005
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Options	$1,101	$1,142	$1,167	$728
Forward contracts	3,306	1,077	3,049	1,076
Swaps	2,079	2,173	869	458
Total	$6,486	$4,392	$5,085	$2,262

These assets and liabilities are included as derivatives contracts in financial instruments owned and sold not yet purchased, respectively, in the condensed consolidated statements of financial condition. Assets and liabilities related to futures contracts are included in receivables from brokers, dealers and other and payables to brokers, dealers and other, respectively, in the condensed consolidated statements of financial condition.

6. Borrowings

Short-term borrowings are generally demand obligations with interest approximating the Federal Funds rate, the London Interbank Offered Rate (“LIBOR”) or other money market indices. Such borrowings are generally used to facilitate the securities settlement process, finance financial instruments owned and finance securities purchased by customers on margin. As of June 30, 2006 and December 31, 2005, there were no short-term borrowings secured by Company-owned securities.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2006

6. Borrowings (Continued)

The following table sets forth the Company’s short-term borrowings and their weighted average interest rates:

	Short-term borrowings		Weighted average interest rates
	As of June 30, 2006	As of December 31, 2005	As of June 30, 2006	As of December 31, 2005
	(In millions)

Bank loans, including loans from affiliates(1)	$16,487	$12,356	5.67%	4.32%
Commercial paper	1,234	1,298	5.03%	4.19%
Total short-term borrowings	$17,721	$13,654

(1)	Includes $15.7 billion and $12.1 billion in loans from affiliates as of June 30, 2006 and December 31, 2005, respectively.

The Company has a commercial paper program exempt from registration under the Securities Act that allows the Company to issue up to $5.0 billion in commercial paper. As of June 30, 2006 and December 31, 2005, $1.2 billion and $1.3 billion, respectively, of commercial paper was outstanding under this program.

In February 2006, the Company filed with the SEC an automatic shelf registration statement that allows the Company to issue from time to time senior and subordinated debt securities, and warrants to purchase such securities.

In July 2001, the Company established a Euro medium-term note program, that allows the Company to issue up to $5.0 billion of notes. Under this program, the Company had, as of August 7, 2006 approximately $1.2 billion available for issuance.

The following table sets forth the Company’s long-term borrowings as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	(In millions)

Senior notes 3.9%-7.1%, due various dates through 2032	$35,999	$29,214
Medium-term notes 3.4%-8.8%, due various dates through 2032	2,869	4,223
Structured borrowings 4.9%-16.1%, due various dates through 2015	610	489
Total long-term borrowings	$39,478	$33,926
Current maturities of long-term borrowings	$5,012	$3,692

As of June 30, 2006 and December 31, 2005, long-term borrowings included downward fair value adjustments of approximately $605 million and upward fair value adjustments of approximately $52 million, respectively, associated with fair value hedges under SFAS 133. As of June 30, 2006 and December 31, 2005, the Company had entered into interest rate swaps, with a notional amount of $25.6 billion and $23.6 billion, respectively, on the Company’s long-term borrowings for hedging purposes. Substantially all of these swaps were designated as qualifying fair value hedges under SFAS 133. See Note 5 for more information.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2006

6. Borrowings (Continued)

The following table sets forth scheduled maturities of all long-term borrowings as of June 30, 2006:

Twelve Months Ended June 30,
(In millions)
2007	$5,012
2008	6,256
2009	7,881
2010	1,468
2011	4,218
2012-2032	14,643
Total	$39,478

The following table sets forth scheduled maturities of the current portion of long-term borrowings as of June 30, 2006:

Three Months Ended
(In millions)
September 30, 2006	$2,244
December 31, 2006	―
March 31, 2007	369
June 30, 2007	2,399
Total	$5,012

As of June 30, 2006, CS Securities maintained with third parties five 364-day committed secured revolving credit facilities totaling $2.2 billion, with one facility for $200 million maturing in August 2006, one facility for $500 million maturing in November 2006, one facility for $500 million maturing in February 2007, one facility for $500 million maturing in March 2007 and one facility for $500 million maturing in July 2007. The Company expects to renew these facilities as they mature. These facilities require CS Securities to pledge unencumbered marketable securities to secure any borrowings. Borrowings under each facility would bear interest at short-term rates related to either the Federal Funds rate or LIBOR and can be used for general corporate purposes. The facilities contain customary covenants that the Company believes will not impair its ability to obtain funding. As of June 30, 2006, no borrowings were outstanding under any of the facilities.

2006 Financings

During the six months ended June 30, 2006, the Company issued $7.5 billion of senior notes, $82 million in medium-term notes and $79 million in structured notes and repaid approximately $1.5 billion of medium-term notes and $17 million of structured notes.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2006

7. Leases and Commitments

The following table sets forth the Company’s minimum operating lease commitments as of June 30, 2006:

Twelve Months Ending June 30,
(In millions)
2007	$155
2008	148
2009	144
2010	140
2011	135
2012-2025	933
Total(1)	$1,655

(1)	Excludes sublease revenue of $294 million and executory costs such as insurance, maintenance and taxes of $536 million.

The following table sets forth the Company’s commitments, including the current portion, as of June 30, 2006:

	Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total commitments
	(In millions)

Standby resale agreements(1)	$50	$100	$ ―	$ ―	$150
Private equity(2)	19	37	21	400	477
Forward agreements(3)	5,094	―	―	―	5,094
Unfunded lending commitments(4)	711	190	125	360	1,386
Unfunded warehousing commitments(5)	1,081	―	―	―	1,081
Total commitments	$6,955	$327	$146	$760	$8,188

(1)
In the ordinary course of business, the Company maintains certain standby resale agreement facilities that commit the Company to enter into securities purchased under agreements to resell with customers at current market rates.

(2)	As of June 30, 2006, the Company also had commitments to invest up to an additional $1.1 billion in consolidated private equity funds.

(3)	Represents commitments to enter into securities purchased under agreements to resell and agreements to borrow securities.

(4)	The Company enters into commitments to extend credit in connection with certain premium finance, leveraged finance and other activities.

(5)	The Company enters into commitments to warehouse commercial mortgage whole loans.

Excluded from the table above are certain commitments to originate and purchase mortgage whole loans that qualify as derivatives. These commitments are reflected in derivatives contracts in the condensed consolidated statements of financial condition. For more information on the Company’s derivatives contracts, see Note 5.

As of June 30, 2006, the Company used $332 million in outstanding standby letters of credit to satisfy counterparty collateral requirements.

The Company had no material capital lease obligations as of June 30, 2006. For information about certain of the Company’s additional commitments, see Notes 4 and 8.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2006

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

The following table sets forth the maximum quantifiable contingent liabilities and carrying amounts associated with guarantees covered by FIN 45 as of June 30, 2006 by maturity.

	Amount of Guarantee Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total guarantees	Carrying amounts
	(In millions)

Credit guarantees	$3	$25	$48	$433	$509	$14
Performance guarantees	63	456	―	―	519	8
Derivatives	2,619	3,414	4,008	7,303	17,344	451
Related party guarantees	―	6	―	1	7	―
Total guarantees	$2,685	$3,901	$4,056	$7,737	$18,379	$473

For more information on the Company’s guarantees, including guarantees for which the maximum contingent liability cannot be quantified, see Note 10 of the consolidated financial statements in Part II, Item 8 in the Annual Report on Form 10-K for the year ended December 31, 2005.

9. Net Capital Requirements

The Company’s principal wholly owned subsidiary, CS Securities, is a registered broker-dealer, registered futures commission merchant and member firm of the New York Stock Exchange, Inc. Accordingly, the Company is subject to the minimum net capital requirements of the SEC and the Commodities Futures Trading Commission (“CFTC”). Under the alternative method permitted by Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Exchange Act”), the required net capital may not be less than the greater of 2% of aggregate debit balances arising from customer transactions or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act less the market value of certain commodity options, all as defined. Under CFTC Regulation 1.17, the required minimum net capital requirement is 8% of the total risk margin requirement (as defined) for all positions carried in customer accounts plus 4% of the total risk margin requirement (as defined) for all positions carried in non-customer accounts. As of June 30, 2006, CS Securities’ net capital of approximately $5.2 billion was 77.3% of aggregate debit balances and in excess of the CFTC’s minimum requirement by approximately $5.0 billion.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2006

9. Net Capital Requirements (Continued)

The Company’s over-the-counter (“OTC”) derivatives dealer subsidiary, Credit Suisse Capital LLC (“CS Capital”) is also subject to the uniform net capital rule, but computes its net capital based on value at risk under Appendix F of Rule 15c3-1 under the Exchange Act. As of June 30, 2006, CS Capital’s net capital of $525 million, after allowing for market and credit risk exposure of $61 million and $143 million, respectively, was in excess of the minimum net capital requirement by $505 million. CS Capital is in compliance with the exemptive provisions of Rule 15c3-3 under the Exchange Act because the Company does not carry securities accounts for customers or perform custodial functions relating to customer securities.

As of June 30, 2006, the Company and its subsidiaries complied with all applicable regulatory capital adequacy requirements.

10. Cash and Securities Segregated Under Federal and Other Regulations

In compliance with the Commodity Exchange Act, CS Securities segregates funds deposited by customers and funds accruing to customers as a result of trades or contracts. As of both June 30, 2006 and December 31, 2005, cash and securities aggregating $2.7 billion were segregated or secured by CS Securities in separate accounts exclusively for the benefit of customers.

In accordance with the SEC’s no-action letter dated November 3, 1998, CS Securities computed a reserve requirement for the proprietary accounts of introducing broker-dealers. As of June 30, 2006 and December 31, 2005, CS Securities segregated U.S. Treasury securities aggregating $6.9 billion and $1.9 billion, respectively, on behalf of introducing broker-dealers.

In addition, CS Securities segregated U.S. Treasury securities with a market value of $5.5 billion and $3.3 billion as of June 30, 2006 and December 31, 2005, respectively, in a special reserve bank account exclusively for the benefit of customers as required by Rule 15c3-3 of the Exchange Act.

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

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2006

11. Employee Benefit Plans (Continued)

The following table presents the pension expense by component for the Company’s defined benefit pension plans and other post-retirement plans for the three and six months ended June 30, 2006 and 2005:

	For the Three Months Ended June 30, 2006		For the Six Months Ended June 30, 2006
	2006	2005	2006	2005
		(In millions)
Components of Net Periodic Benefit Cost:
Service cost	$6	$7	$13	$13
Interest cost	13	11	25	22
Expected return on plan assets	(13)	(14)	(26)	(28)
Amortization of loss	11	5	21	10
Net periodic benefit cost	$17	$9	$33	$17

The Company did not make payments to the qualified pension plan during the three and six months ended June 30, 2006 and does not expect to make any payments during the remainder of the year ending December 31, 2006. The Company made payments of $4 million to the supplemental plan and the other post-retirement plans during the three and six months ended June 30, 2006 and expects to pay a total of $4 million during the remainder of the year ending December 31, 2006.

12. Legal Proceedings

The Company has provided reserves for litigation, claims and proceedings involving the Company in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company recorded in the second quarter of 2005 a $750 million litigation charge to increase the reserve for private litigation involving Enron, certain initial public offering allocation practices, research analyst independence and other related litigation. This charge, coupled with the charge recorded in 2002, brings the Company’s reserves for these private litigation matters to $1.0 billion after the application of settlements entered into through June 30, 2006.

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
June 30, 2006

13. Industry Segment and Geographic Data

The Company operates and manages its businesses through three operating segments: the Investment Banking segment, consisting primarily of investment banking, trading and certain separately managed private equity and distressed assets; the Asset Management segment, consisting primarily of the private equity business; and Private Banking, consisting of the private client services business in the United States. For additional information, see Note 1.

The Company’s segments are managed based on types of products and services offered and their related client bases. The Company evaluates the performance of its segments based primarily on income (loss) before provision (benefit) for income taxes and cumulative effect of a change in accounting principle but excluding minority interests. Minority interest-related revenues and expenses resulting from the consolidation of certain private equity funds are reported in Elimination & Other. Net income is unaffected by the consolidation of these private equity funds because offsetting minority interests are also recorded.

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

The Private Banking segment consists of the private client services business in the United States. Private client services is a financial advisory business serving high-net-worth individuals and corporate investors with a wide range of Credit Suisse and third-party investment management products and services.

The Company allocates to its segments a pro rata share of certain centrally managed costs. Leased facilities and equipment costs, employee benefits and certain general overhead expenses are allocated based upon specified amounts, usage criteria or agreed rates. Interest expense is allocated based upon the particular type of asset. The allocation of some costs, such as incentive bonuses, has been estimated. The timing and magnitude of changes in the Company’s incentive bonus accrual can have a significant effect on the Company’s operating results for a given period. Any revenues and expenses not allocated to the Company’s segments appear in Elimination & Other in the table below. For additional information, see Note 1.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2006

13. Industry Segment and Geographic Data (Continued)

The following table sets forth selected financial information for the Company’s segments.

	Investment	Asset	Private	Elimination
	Banking	Management	Banking	& Other(1)	Total
			(In millions)
For the three months ended June 30, 2006:
Net revenues excluding net interest	$1,456	$70	$67	$619	$2,212
Net interest and dividends revenue	250	1	(2)	(1)	248
Total net revenues(2)	1,706	71	65	618	2,460
Total expenses	956	51	81	8	1,096
(Loss) income(3)	750	20	(16)	610	1,364
Minority interests	―	―	―	633	633
Income (loss) after minority interests(4)	$750	$20	$(16)	$(23)	$731

For the three months ended June 30, 2005:
Net revenues excluding net interest	$372	$188	$53	$305	$918
Net interest and dividends revenue	510	(1)	1	(1)	509
Total net revenues(2)	882	187	54	304	1,427
Total expenses	1,653	88	65	1	1,807
Income (loss)(3)	(771)	99	(11)	303	(380)
Minority interests	―	―	―	303	303
(Loss) income after minority interests(4)	$(771)	$99	$(11)	$ ―	$(683)

	Investment Banking	Asset Management	Private Banking	Elimination & Other		Total
			(In millions)
For the six months ended June 30, 2006:
Net revenues excluding net interest	$3,008	$161	$132		$1,547	$4,848
Net interest and dividends revenue	536	1	―		5	542
Total net revenues(2)	3,544	162	132		1,552	5,390
Total expenses	2,348	112	156		13	2,629
Income (loss)(3)	1,196	50	(24)		1,539	2,761
Minority interests	―	―	―		1,576	1,576
Income (loss) after minority interests(4)	$1,196	$50	$(24)		$(37)	$1,185

For the six months ended June 30, 2005:
Net revenues excluding net interest	$1,101	$308	$110		$455	$1,974
Net interest and dividends revenue	1,079	(1)	2		6	1,086
Total net revenues(2)	2,180	307	112		461	3,060
Total expenses	2,779	139	128		3	3,049
Income (loss)(3)	(599)	168	(16)		458	11
Minority interests	―	―	―		458	458
(Loss) income after minority interests(4)	$(599)	$168	$(16)	$	―	$(447)

Segment assets as of June 30, 2006	$332,737	$1,718	$287		$9,977	$344,719
Segment assets as of December 31, 2005	$293,278	$1,512	$225		$2,739	$297,754

(1)
Related primarily to the Company’s consolidation of certain private equity funds. See Notes 1 and 3 for more information. Also includes a limited amount of treasury costs not allocated to the Company’s segments.

(2)
Interest income and expense is accrued at the stated coupon rate for coupon-bearing financial instruments, and for non-coupon-bearing financial instruments, interest income is recognized by accreting the discount over the life of the instrument. For coupon-bearing financial instruments purchased at a discount or premium, the difference between interest income and expense accrued at the stated coupon rate and interest income and expense determined on an effective yield basis, which could be significant, is included in principal transactions-net instead of interest and dividends, net, in the Company’s condensed consolidated statements of operations and in net revenues excluding net interest.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2006

13. Industry Segment and Geographic Data (Continued)

(3)	Income (loss) before provision (benefit) for income taxes, minority interests and cumulative effect of a change in accounting principle.

(4)	Income (loss) before provision (benefit) for income taxes and cumulative effect of a change in accounting principle.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
Credit Suisse (USA), Inc.

We have reviewed the condensed consolidated statement of financial condition of Credit Suisse (USA), Inc. and subsidiaries (the “Company”) as of June 30, 2006, the related condensed consolidated statements of operations for the three and six-month periods ended June 30, 2006 and 2005, and the related condensed consolidated statements of changes in stockholder’s equity and cash flows for the six-month periods ended June 30, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
August 8, 2006

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

BUSINESS ENVIRONMENT

Our principal business activities, investment banking, securities underwriting and sales, trading and asset management are, by their nature, highly competitive and subject to general market conditions that include volatile trading markets, fluctuations in the volume of new issues, mergers and acquisitions activities and the value of financial instruments. Consequently, our results have been, and are likely to continue to be, subject to wide fluctuations reflecting the impact of many factors beyond our control, including securities market conditions, the level and volatility of interest rates and credit spreads, competitive conditions, the size and timing of transactions and the geopolitical environment.

The U.S. economy experienced solid growth during the three and six months ended June 30, 2006 as gross domestic product growth was strong and unemployment rates declined. The Federal Reserve Board continued to raise short-term interest rates at a measured pace and remained concerned about inflation.

The major U.S. stock market indices were mixed for the three and six months ended June 30, 2006, reflecting concerns over inflation, high energy prices and rising interest rates. For the three months ended June 30, 2006, the Dow Jones Industrial Average increased less than 1% while the Standard & Poor’s 500 stock index and the NASDAQ composite index decreased 2% and 7%, respectively. For the six months ended June 30, 2006, the Dow Jones Industrial Average and the Standard & Poor’s 500 stock index increased 4% and 2%, respectively, while the NASDAQ composite index decreased 2%.

During the three and six months ended June 30, 2006, short-term interest rates continued to rise. The federal funds rate was 5.25% as of June 30, 2006 compared to 4.75% as of March 31, 2006 and 4.25% as of December 31, 2005 as the Federal Reserve Board increased the federal funds rate twice during the three months ended June 30, 2006 and four times during the six months ended June 30, 2006. The yield on 10-year U.S. Treasury notes increased from 4.39% as of December 31, 2005 and 4.86% as of March 31, 2006 to 5.15% as of June 30, 2006.

The dollar value of U.S. equity and equity-related underwriting increased for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005, reflecting increases in convertible securities issuances, secondary common stock issuances and initial public offerings. The new equity issue market became more difficult toward the end of the second quarter of 2006 amid turbulence in the global equity markets. The dollar value of U.S. debt underwriting increased for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005, primarily as a result of an increase in investment grade, mortgage-backed and non-investment grade securities underwritings. Mergers and acquisitions activity was robust as the dollar value of both announced and completed U.S. mergers and acquisitions for the three and six months ended June 30, 2006 increased compared to the three and six months ended June 30, 2005.

MANAGEMENT OVERVIEW

During the first half of 2006, the Company operated in a climate of solid economic growth, rising interest rates and mixed results for fixed income and equity markets in the United States. The Company recorded net income of $484 million in the second quarter of 2006 compared to a net loss of $439 million in the second quarter of 2005, and net income of $801 million in the first half of 2006 compared to a net loss of $263 million in the first half of 2005. Our results in the second quarter and the first half of 2006 reflected an increase in revenues and a decrease in expenses.

The Company’s total net revenues for the second quarter of 2006 increased by $1.0 billion, or 72%, compared to the second quarter of 2005. Net revenues for the second quarter of 2006 include $641 million from the consolidation of certain private equity funds and other entities, compared to $304 million in the second quarter of 2005. Net income was unaffected by this consolidation as we recorded offsetting minority interests and related operating expenses. The increase in net revenues reflected higher revenues across all of our Investment Banking businesses, including fixed income and equity trading, underwriting and advisory and other fees. In particular, our structured products and interest rate products trading businesses performed well, and our convertibles trading business improved in the second quarter of 2006 compared to the second quarter of 2005. Net revenues for the second quarter of 2006 also include underwriting revenues from certain syndicated loan activities that were conducted by a branch of Credit Suisse outside of our consolidated group during 2005. These increases were offset in part by lower private equity investment-related gains.

Our total expenses for the second quarter of 2006 decreased by $711 million, or 39%, compared to the second quarter of 2005. Total expenses for the second quarter of 2006 included insurance settlements for litigation and related costs totaling $390 million, which reduced other operating expenses. Total expenses for the second quarter of 2005 included a $750 million charge to increase the reserve for certain private litigation. Excluding the insurance settlements and the litigation charge, expenses increased $429 million, or 41%, primarily due to higher employee compensation and benefits expenses.

The Company’s total net revenues for the first half of 2006 increased by $2.3 billion, or 76%, compared to the first half of 2005. Net revenues for the first half of 2006 include $1.6 billion from the consolidation of certain private equity funds and other entities, compared to $461 million in the first half of 2005. Net income was unaffected by this consolidation as we recorded offsetting minority interests and related operating expenses. The increase in net revenues reflected higher revenues across all of our Investment Banking businesses, including fixed income and equity trading, underwriting and advisory and other fees. Our interest rate products and equity proprietary trading businesses and our mergers and acquisitions advisory business performed particularly well, and our convertible trading business improved in the first half of 2006 compared to the first half of 2005. Net revenues for the first half of 2006 also include underwriting revenues from certain syndicated loan activities that were conducted by a branch of Credit Suisse outside of our consolidated group during 2005. These increases were offset in part by lower private equity investment-related gains.

Our total expenses for the first half of 2006 decreased by $420 million, or 14%, compared to the first half of 2005. Total expenses for the first half of 2006 included insurance settlements for litigation and related costs totaling $390 million, which reduced other operating expenses. Total expenses for the first half of 2005 included a $750 million charge to increase the reserve for certain private litigation. Excluding the insurance settlements and the litigation charge, expenses increased $720 million, or 31%, primarily due to higher employee compensation and benefits expenses.

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

These control processes include the review and approval of new instruments, review of profit and loss, risk monitoring and review, price verification procedures and reviews of models used to estimate the fair value of financial instruments by senior management and personnel with relevant expertise who are independent of the trading and investment functions.

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

Price transparency of financial instruments recorded at fair value

Financial instruments which are recorded on the Company’s condensed consolidated statements of financial condition at fair value have been categorized based upon the transparency of the pricing information available.

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

The following table sets forth a summary of the price transparency of the Company’s financial instruments that are carried at fair value as of June 30, 2006 and December 31, 2005:

	As of June 30, 2006			As of December 31, 2005
	Quoted market prices or observable market parameters	Reduced or no observable market parameters		Quoted market prices or observable market parameters	Reduced or no observable market parameters
	(In millions)			(In millions)
Financial instruments owned
Cash products(1)	$113,040		$2,672	$101,211	$3,394
Derivatives(2)	15,659		1,839	7,658	1,841
Private equity and other long-term investments	1,841		8,788	315	3,326
Total	$130,540		$13,299	$109,184	$8,561

Financial instruments sold not yet purchased
Cash products	$46,616	$	―	$36,304	$27
Derivatives(2)	14,938		466	6,155	521
Total	$61,554		$466	$42,459	$548

(1)
Excluded from the table above are $7,515 million and $5,835 million as of June 30, 2006 and December 31, 2005, respectively, in cash products which are carried at the lower of cost or fair value primarily consisting of commercial mortgage whole loans and originated residential mortgage whole loans.

(2)
Based on gross mark-to-market valuations of the Company’s derivatives prior to netting of $11,012 million and $4,414 million as of June 30, 2006 and December 31, 2005, respectively, under Financial Accounting Standards Board, or FASB, Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts (An Interpretation of Accounting Principles Board Opinion No. 10 and FASB Statement No. 105).”

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

The determination of the fair value of many derivatives involves only a limited degree of subjectivity because the required input parameters are observable in the marketplace. The pricing of these instruments is referred to as “direct.” For other more complex derivatives, subjectivity relating to the determination of input parameters reduces price transparency. The pricing of these instruments is referred to as “indirect.” Specific areas of subjectivity include estimating long-dated volatility assumptions on OTC option transactions and recovery rate assumptions for credit derivative transactions. Uncertainty of pricing assumptions and liquidity are also considered as part of the valuation process. In accordance with Emerging Issues Task Force Issue No. 02-3, “Issues Involved in Accounting for Derivatives Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” or EITF 02-3, we do not recognize a dealer profit or loss (unrealized gain or loss at inception of a derivative transaction), or day one profit/loss, unless the valuation underlying the unrealized gain or loss is evidenced by (a) quoted market prices in an active market, (b) observable prices of other current market transactions or (c) other observable data supporting a valuation technique. The deferred profit or loss is amortized over either the life of the derivative or the period until which observable data is available.

For further information on the fair value of derivatives as of June 30, 2006 and December 31, 2005, see Note 5 of the condensed consolidated financial statements in Part I, Item 1.

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

The following table sets forth the fair value of our private equity and other long-term investments by category as of June 30, 2006 and December 31, 2005:

	As of June 30, 2006		As of December 31, 2005
	Fair value	Percent of total	Fair value	Percent of total
	(In millions)		(In millions)
CS-managed funds (which includes $9,457 and $2,562 related to funds consolidated(1) as of June 30, 2006 and December 31, 2005, respectively)	$10,141	95%	$3,256	89%
Funds managed by third parties	453	4	359	10
Direct investments	35	1	26	1
Total	$10,629	100%	$3,641	100%

(1)	For more information on the consolidated funds as of June 30, 2006 and December 31, 2005, see Notes 3 and 4 of the condensed consolidated financial statements in Part I, Item 1.

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

As of June 30, 2006 and December 31, 2005, we had deferred tax assets resulting from temporary differences that could reduce taxable income in future periods. The condensed consolidated statements of financial condition as of June 30, 2006 and December 31, 2005 include deferred tax assets of $1.6 billion and $1.8 billion, respectively, and deferred tax liabilities of $648 million and $602 million, respectively. Due to uncertainty concerning our ability to generate the necessary amount and mix of state and local taxable income in future periods, we maintained a valuation allowance against our deferred state and local tax assets in the amount of $26 million and $35 million as of June 30, 2006 and December 31, 2005, respectively.

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

RECENT DEVELOPMENTS

In May 2006, we completed our acquisition of Guilford Holding Corporation, a tax credit syndication firm based in Montgomery, Alabama. Guilford engages in the purchase, packaging and sale of tax credits to corporate investors. Through the acquisition of Guilford, we expect to accelerate our efforts to develop a tax credit group to complement our commercial mortgage franchise.

Consistent with its strategy to focus on its banking businesses, CSG announced in June 2006 a definitive agreement to sell Winterthur Swiss Insurance Company, its insurance business, to AXA. The transaction is expected to close by year-end 2006. Winterthur is not within the Company’s consolidated group.

As part of a strategy to develop untapped opportunities in the alternative investment markets, in the second quarter of 2006, Credit Suisse and General Electric announced their intention to form a joint venture to invest in global infrastructure assets. In July 2006, each of Credit Suisse (through a subsidiary of the Company) and General Electric agreed to commit, subject to certain conditions, approximately $500 million to the joint venture, which intends to invest in energy and transportation infrastructure worldwide. A portion of this commitment is expected to be funded by the Company or its subsidiaries.

RESULTS OF OPERATIONS

The following table sets forth a summary of our financial results:
	For the Three Months Ended June 30, 2006		For the Six Months Ended June 30,
	2006	2005	2006	2005
		(In millions)
Total net revenues	$2,460	$1,427	$5,390	$3,060
Total expenses	1,096	1,807	2,629	3,049
Income (loss) before provision (benefit) for income taxes, minority interests and cumulative effect of a change in accounting principle	1,364	(380)	2,761	11
Provision (benefit) for income taxes	247	(244)	384	(178)
Minority interests	633	303	1,576	458
Income (loss) before cumulative effect of a change in accounting principle	484	(439)	801	(269)
Cumulative effect of a change in accounting principle, net of income tax expense of $3 in 2005	―	―	―	6
Net income (loss)	$484	$(439)	$801	$(263)

A substantial portion of our financial instruments are marked to market daily and, therefore, the value of such financial instruments and our net revenues are subject to fluctuations based on market movements. In addition, net revenues derived from our less liquid assets may fluctuate significantly depending on the revaluation or sale of these investments in any given period. We also regularly enter into large transactions as part of our proprietary and other trading businesses, and the number and size of such transactions may subject our net revenues to volatility from period to period.

Interest income and expense is accrued at the stated coupon rate for coupon-bearing financial instruments, and for non-coupon-bearing financial instruments, interest income is recognized by accreting the discount over the life of the instrument. For coupon-bearing financial instruments purchased at a discount or premium, the net difference between interest income and expense accrued at the stated coupon rate and interest income and expense determined on an effective yield basis, which could be significant, is included in principal transactions-net instead of net interest and dividends in the condensed consolidated statements of operations.

We use derivatives and cash instruments to economically hedge the interest rate exposure associated with commercial mortgage whole loans, originated residential mortgage whole loans, resale and repurchase agreements and long-term borrowings. These derivatives and cash instruments are carried at fair value, while the commercial mortgage whole loans and originated residential mortgage whole loans are carried at the lower of cost or fair value and the resale and repurchase agreements are carried at contract amounts. In addition, we have certain derivatives that economically hedge our long-term borrowings that were not designated for hedge accounting treatment under SFAS 133 “Accounting for Derivatives Interest and Hedging Activities,” or SFAS 133. As a result, decreases in the value of the derivatives and cash instruments, if any, are not offset by increases in the value of the commercial mortgage whole loans and originated residential whole loans until the loans are sold and increases and decreases in the value of the derivatives and cash instruments, if any, are not offset by decreases and increases in the value of the resale and repurchase agreements until the securities are sold or repurchased. Increases and decreases in the value of the derivatives that economically hedge our long-term borrowings are not offset by decreases and increases in our long-term borrowings. Commercial mortgage whole loans, originated residential mortgage whole loans, resale and repurchase agreements and economically hedged long-term borrowings can be a significant part of our statement of financial condition. Therefore, our net revenues are subject to volatility from period to period.

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

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The Company recorded net income of $484 million for the three months ended June 30, 2006 compared to a net loss of $439 million for the three months ended June 30, 2005, reflecting a significant increase in net revenues and a significant decrease in expenses.

Total net revenues increased $1.0 billion, or 72%, to $2.5 billion for the three months ended June 30, 2006, compared to the three months ended June 30, 2005, resulting from significant increases in principal transactions-net and investment banking and advisory revenues and an increase in commissions and fees partially offset by a decrease in net interest and dividend revenues. The increase in principal transactions-net was primarily due to improved results in trading and higher revenues from the consolidation of certain private equity funds partially offset by decreases in revenues from our private equity business and certain separately managed private equity and distressed assets and losses on swaps that economically hedged our long-term borrowings that were not designated for hedge accounting treatment under SFAS 133. Investment banking and advisory revenues increased due to higher debt and equity underwriting and advisory fees. Commissions and fees were higher reflecting growth in our advanced execution services business, higher servicing fees from residential mortgages as a result of our acquisition of SPS Holding Corp., higher management fees from our private equity business and higher commissions from our private client services business. Net interest and dividend revenues decreased primarily due to higher short-term borrowing costs associated with our trading business.

The Company allocates most revenues and expenses to its segments. Any revenues and expenses not allocated appear in Elimination & Other in Note 13 to the condensed consolidated financial statements in Part I, Item 1. For the three months ended June 30, 2006 and 2005, Elimination & Other primarily included revenues and expenses that result from the consolidation of certain private equity funds. Elimination & Other also included a limited amount of treasury costs not allocated to the Company’s segments. The Company’s consolidation of certain private equity funds resulted in an increase in net revenues of $641 million and $304 million, respectively, and an increase in total expenses of $8 million and $1 million, respectively, for the three months ended June 30, 2006 and 2005. Excluding the increases attributable to the consolidation of certain private equity funds, total net revenues increased 62%. As of June 30, 2006, the Company’s condensed consolidated statement of financial condition reflected assets and liabilities of $10.0 billion due to the consolidation of certain private equity funds, including $6.7 billion as required by a recent accounting pronouncement as described in Notes 1, 3 and 13 of the condensed consolidated financial statements in Part I, Item 1.

Total expenses decreased $711 million, or 39%, to $1.1 billion for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Total expenses for the three months ended June 30, 2006 included insurance settlements for litigation and related costs totaling $390 million, which reduced other operating expenses. Total expenses for the three months ended June 30, 2005 included a $750 million charge to increase the reserve for certain private litigation. Excluding the insurance settlements and the litigation charge, total expenses increased $429 million, or 41%, to $1.5 billion primarily due to higher employee compensation and benefits expenses. Employee compensation and benefits expenses increased $327 million, or 44%, to $1.1 billion for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, reflecting higher incentive compensation, share-based compensation, base salaries and head count partially offset by lower severance expenses. Included in employee compensation expense is $32 million and $45 million for the three months ended June 30, 2006 and 2005, respectively, related to business activities conducted by Company employees on behalf of CSG affiliates outside of the Company. These expenses were charged to these affiliates and are reflected as a reduction in our other operating expenses. Other expenses decreased $1.0 billion for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Excluding the insurance settlements and the litigation charge, other expenses increased $102 million, or 32%, to $421 million primarily as a result of increases in other operating expenses, professional fees, occupancy and equipment rental and brokerage, clearing and exchange fees. See “—Segment Expenses.”

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The Company recorded net income of $801 million for the six months ended June 30, 2006 compared to a net loss of $263 million for the six months ended June 30, 2005, reflecting a significant increase in net revenues and a decrease in expenses.

Total net revenues increased $2.3 billion, or 76%, to $5.4 billion for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, resulting from significant increases in principal transactions-net and investment banking and advisory revenues and an increase in commissions and fees partially offset by a significant decrease in net interest and dividend revenues. The increase in principal transactions-net was primarily due to improved results in trading and higher revenues from the consolidation of certain private equity funds partially offset by decreases in revenues from our private equity business and certain separately managed private equity and real estate assets and losses from certain separately managed distressed assets and swaps that economically hedged our long-term borrowings that were not designated for hedge accounting treatment under SFAS 133. Investment banking and advisory revenues increased due to higher debt and equity underwriting and advisory fees. Commissions and fees were higher reflecting growth in our advanced execution services business, higher servicing fees from residential mortgages as a result of our acquisition of SPS Holding Corp., higher management fees from our private equity business and higher commissions from our private client services business. Net interest and dividend revenues decreased primarily due to higher short-term borrowing costs associated with our trading business.

For the six months ended June 30, 2006 and 2005, Elimination & Other primarily included revenues and expenses that result from the consolidation of certain private equity funds. Elimination & Other also included a limited amount of treasury costs not allocated to the Company’s segments. The Company’s consolidation of certain private equity funds resulted in an increase in net revenues of $1.6 billion and $461 million, respectively, and an increase in total expenses of $13 million and $3 million, respectively, for the six months ended June 30, 2006 and 2005. Excluding the increases attributable to the consolidation of certain private equity funds, total net revenues increased 46%. As of June 30, 2006, the Company’s condensed consolidated statement of financial condition reflected assets and liabilities of $10.0 billion due to the consolidation of certain private equity funds, including $6.7 billion as required by a recent accounting pronouncement as described in Notes 1, 3 and 13 of the condensed consolidated financial statements in Part I, Item 1.

Total expenses decreased $420 million, or 14%, to $2.6 billion for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Total expenses for the six months ended June 30, 2006 included insurance settlements for litigation and related costs totaling $390 million, which reduced other operating expenses. Total expenses for the six months ended June 30, 2005 included a $750 million charge to increase the reserve for certain private litigation. Excluding the insurance settlements and the litigation charge, expenses increased $720 million, or 31%, to $3.0 billion primarily due to higher employee compensation and benefits expenses. Employee compensation and benefits expenses increased by $544 million, or 32%, to $2.2 billion for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, reflecting higher incentive compensation, share-based compensation, base salaries and head count partially offset by lower severance expenses. Included in employee compensation expense is $59 million and $105 million for the six months ended June 30, 2006 and 2005, respectively, related to business activities conducted by Company employees on behalf of CSG affiliates outside of the Company. These expenses were charged to these affiliates and are reflected as a reduction in our other operating expenses. Other expenses decreased $964 million, or 71%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Excluding the insurance settlements and the litigation charge, other expenses increased $176 million, or 29%, to $790 million primarily as a result of increases in other operating expenses, professional fees, brokerage, clearing and exchange fees and occupancy and equipment rental expenses. See “—Segment Expenses.”

Results by Segment

Effective January 1, 2006, CSG realigned its organizational structure to its new strategic orientation, which is to focus on its banking businesses. As a result of this realignment, CSG’s banking business consists of three reporting segments: Investment Banking, Private Banking and Asset Management. We are managed as a subsidiary of Credit Suisse and CSG, and our businesses are a part of each of these banking segments. Therefore, effective January 1, 2006, we began operating and managing our businesses along these same three banking segments.

Our Investment Banking segment consists principally of the businesses that comprised our former Institutional Securities segment, with the addition of the private funds group that was formerly part of our Wealth & Asset Management segment. Our Asset Management segment consists of the private equity business and the Volaris business that were formerly part of our Wealth & Asset Management segment. Our Private Banking segment consists of the private client services business in the United States (other than Volaris) that was formerly part of our Wealth & Asset Management segment.

The operations of the Investment Banking segment consist of investment banking, which includes debt and equity underwriting and financial advisory services, and trading, which includes our debt and equity sales and trading and other related activities. The Investment Banking segment also includes the results from certain separately managed private equity and distressed assets. The operations of the Asset Management segment primarily consist of the private equity business. The operations of the Private Banking segment consist of the private client services business in the United States.

Our segments are managed based on types of products and services offered and their related client bases. We evaluate the performance of our segments based primarily on income (loss) before provision (benefit) for income taxes, minority interests and cumulative effect of a change in accounting principle.

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

The Global Treasury department allocates to the Company’s segments gains and losses related to certain corporate treasury funding transactions based upon the estimated funding requirements of the segments.

We manage and report our segments on a pre-tax basis and exclude revenues and expenses primarily related to the consolidation of certain private equity funds, which are reported in Elimination & Other. Net income is unaffected by the consolidation of these private equity funds because offsetting minority interests are also recorded in Elimination & Other.

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

The following table sets forth certain financial information of the Company’s Investment Banking segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
		(In millions)
Revenues:
Principal transactions-net	$380	$(286)	$1,043	$(153)
Investment banking and advisory	750	404	1,328	723
Commissions	310	245	590	510
Interest and dividends, net of interest expense	250	510	536	1,079
Other	16	9	47	21
Total net revenues	1,706	882	3,544	2,180
Total expenses	956	1,653	2,348	2,779
Income (loss)(1)	$750	$(771)	$1,196	$(599)

(1)	Income (loss) before provision (benefit) for income taxes, minority interests and cumulative effect of a change in accounting principle.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The Investment Banking segment recorded income before provision for income taxes, minority interests and the cumulative effect of a change in accounting principle of $750 million for the three months ended June 30, 2006 compared to a loss before benefit for income taxes, minority interests and cumulative effect of a change in accounting principle of $771 million for the three months ended June 30, 2005, reflecting a significant increase in net revenues and a significant decrease in expenses. Total net revenues increased $824 million, or 93%, to $1.7 billion for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, reflecting higher revenues from trading and investment banking partially offset by lower other investment banking revenues. Total expenses for Investment Banking for the three months ended June 30, 2006 included insurance settlements for litigation and related costs totaling $390 million, which reduced expenses. Total expenses for Investment Banking for the three months ended June 30, 2005 included a $750 million charge to increase the reserve for certain private litigation. See “―Segment Expenses.”

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The Investment Banking segment recorded income before provision for income taxes, minority interests and the cumulative effect of a change in accounting principle of $1.2 billion for the six months ended June 30, 2006 compared to a loss before benefit for income taxes, minority interests and cumulative effect of a change in accounting principle of $599 million for the six months ended June 30, 2005, reflecting a significant increase in net revenues and a decrease in expenses. Total net revenues increased $1.4 billion, or 63%, to $3.5 billion for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, reflecting higher revenues from trading and investment banking partially offset by lower other investment banking revenues. Total expenses for Investment Banking for the six months ended June 30, 2006 included insurance settlements for litigation and related costs of $390 million, which reduced expenses. Total expenses for Investment Banking for the six months ended June 30, 2005 included a $750 million charge to increase the reserve for certain private litigation. See “―Segment Expenses.”

Trading

In evaluating the performance of its trading activities, the Company aggregates principal transactions-net, commissions and net interest and dividends revenue as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause principal transactions and net interest income to vary from period to period.

The following table sets forth net trading revenues of the Investment Banking segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
		(In millions)
Equity	$326	$271	$885	$534
Fixed Income	744	234	1,543	965
Total Trading(1)	$1,070	$505	$2,428	$1,499

(1)
Revenues reflect the allocation of certain net revenues and interest expense from the Global Treasury department to trading. For the three months ended June 30, 2006 and 2005, the amount was $140 million and $82 million of income, respectively. For the six months ended June 30, 2006 and 2005, the amount was $279 million and $79 million of income, respectively. See “―Results by Segment” above.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Total net trading revenues for the Investment Banking segment increased $565 million to $1.1 billion for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, due to a significant increase in fixed income net trading revenues and an increase in equity net trading revenues.

Equity net trading revenues increased 20% to $326 million reflecting higher revenues from convertibles, which had losses during the three months ended June 30, 2005 due to reduced liquidity and low volatility. Revenues from prime services were higher as this business continues to grow. These increases were partially offset by lower revenues from our cash business and losses on our restricted shares of the New York Stock Exchange which we received during the three months ended March 31, 2006 in exchange for our New York Stock Exchange seats.

Fixed income net trading revenues increased $510 million to $744 million, reflecting increases in revenues from structured products, interest rate products, commodities and credit products. The increase in structured products net trading revenues was due to higher revenues from commercial and residential mortgage-backed products partially offset by lower revenues from asset-backed products. The increase in revenues from interest rate products primarily reflected gains on derivatives that hedged certain resale and repurchase agreements. Commodities contributed to the growth in revenues as we continue to expand this business. Credit products revenues were higher primarily due to improved results from leveraged finance products. Included in fixed income trading revenues are commercial and residential mortgage-backed underwriting revenues.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Total net trading revenues for the Investment Banking segment increased $929 million, or 62%, to $2.4 billion for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, due to increases in fixed income and equity net trading revenues.

Equity net trading revenues increased 66% to $885 million reflecting higher revenues from convertibles, which had losses during the six months ended June 30, 2005 due to reduced liquidity and low volatility, and higher revenues from proprietary trading. Revenues from prime services were also higher as this business continues to grow. These increases were partially offset by slightly lower revenues from our cash business.

Fixed income net trading revenues increased 60% to $1.5 billion, reflecting increases in revenues from interest rate products, commodities, structured products, proprietary trading and credit products. The increase in revenues from interest rate products primarily reflected gains on derivatives that hedged certain resale and repurchase agreements as well as higher revenues from OTC and listed derivatives and money markets. Commodities contributed to the growth in revenues as we continue to expand this business. The increase in structured products net trading revenues was due to higher revenues from commercial and residential mortgage-backed products partially offset by lower revenues from asset-backed products. Credit products revenues were higher primarily due to improved results from leveraged finance products and high grade preferred securities.

Investment Banking

The following table sets forth the investment banking revenues for the Investment Banking segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
		(In millions)
Debt underwriting	$326	$85	$587	$180
Equity underwriting	119	72	207	149
Total underwriting	445	157	794	329
Advisory and other fees	239	198	413	307
Total investment banking	$684	$355	$1,207	$636

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Investment banking revenues increased 93% to $684 million, reflecting increases in debt and equity underwriting and advisory and other fees. For the three months ended June 30, 2006, debt underwriting revenues increased $241 million compared to the three months ended June 30, 2005 to $326 million, primarily due to an increase in underwriting revenues from syndicated loans reflecting the fact that on January 1, 2006, we began to conduct certain syndicated loan activities that were previously conducted by a branch of Credit Suisse outside of our consolidated group. Debt underwriting revenues were also higher reflecting industry-wide increases in high-yield underwritings and higher asset-backed underwriting revenues. Equity underwriting revenues increased 65% to $119 million reflecting an increase in common stock new issuance volumes. Advisory and other fees increased 21% to $239 million reflecting higher industry-wide mergers and acquisitions activity and higher revenues from our private funds group.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Investment banking revenues increased 90% to $1.2 billion, reflecting increases in debt and equity underwriting and advisory and other fees. For the six months ended June 30, 2006, debt underwriting revenues increased $407 million compared to the six months ended June 30, 2005 to $587 million, primarily due to an increase in underwriting revenues from syndicated loans reflecting the fact that on January 1, 2006, we began to conduct certain syndicated loan activities that were previously conducted by a branch of Credit Suisse outside of our consolidated group. Debt underwriting revenues were also higher reflecting higher asset-backed underwriting revenues. Equity underwriting revenues increased 39% to $207 million reflecting an increase in common stock new issuance volumes. Advisory and other fees increased 35% to $413 million reflecting higher industry-wide mergers and acquisitions activity and higher revenues from our private funds group.

Other Investment Banking

Other investment banking revenues primarily consist of the results for certain separately managed private equity, distressed and real estate assets and gains and losses on swaps that economically hedge our long-term borrowings that were not designated for hedge accounting treatment under SFAS 133.

The following table sets forth other investment banking revenues:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
		(In millions)
Separately managed private equity and distressed assets	$4	$35	$(3)	$53
Other	(52)	(13)	(88)	(8)
Total other investment banking	$(48)	$22	$(91)	$45

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Other investment banking had negative net revenues of $48 million for the three months ended June 30, 2006 compared to net revenues of $22 million for the three months ended June 30, 2005, reflecting losses on swaps that economically hedge our long-term borrowings that were not designated for hedge accounting treatment under SFAS 133, lower revenues from certain separately managed private equity assets and losses from certain separately managed distressed assets.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Other investment banking had negative net revenues of $91 million for the six months ended June 30, 2006 compared to net revenues of $45 million for the six months ended June 30, 2005, reflecting losses on swaps that economically hedge our long-term borrowings that were not designated for hedge accounting treatment under SFAS 133, losses from certain separately managed distressed assets and lower revenues from certain separately managed private equity and real estate assets.

Asset Management

The Asset Management segment primarily consists of the private equity business. The private equity business makes privately negotiated investments and acts as an investment manager for private equity funds.

The following table sets forth certain financial information of the Company’s Asset Management segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
		(In millions)
Revenues:
Principal transactions-net	$25	$157	$74	$230
Asset management and other fees	45	30	85	74
Interest and dividends, net of interest expense	1	(1)	1	(1)
Other	―	1	2	4
Total net revenues	71	187	162	307
Total expenses	51	88	112	139
Income(1)	$20	$99	$50	$168

(1)	Income before provision for income taxes, minority interests and cumulative effect of a change in accounting principle.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues for Asset Management primarily consist of management fees, net investment gains and losses, which include realized and unrealized gains and losses, including carried interest, net interest and other revenues from the private equity business. The Asset Management segment recorded income before provision for income taxes, minority interests and cumulative effect of a change in accounting principle of $20 million for the three months ended June 30, 2006 compared to $99 million for the three months ended June 30, 2005. Total net revenues decreased $116 million, or 62%, to $71 million, primarily due to significantly lower principal transactions-net from our private equity business, which had significant gains during the three months ended June 30, 2005, partially offset by higher management fees due to new private equity funds managed by the Company.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The Asset Management segment recorded income before provision for income taxes, minority interests and cumulative effect of a change in accounting principle of $50 million for the six months ended June 30, 2006 compared to $168 million for the six months ended June 30, 2005. Total net revenues decreased $145 million, or 47%, to $162 million, primarily due to significantly lower principal transactions-net from our private equity business, which had significant gains during the six months ended June 30, 2005, partially offset by higher management fees due to new private equity funds managed by the Company.

Private Banking

The Private Banking segment consists of the private client services business in the United States.  Private client services is a financial advisory business serving high-net-worth individuals and corporate investors with a wide range of Credit Suisse and third-party investment management products and services.

The following table sets forth certain financial information of the Company’s Private Banking segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
		(In millions)
Revenues:
Principal transactions-net	$11	$11	$23	$22
Investment banking and advisory	5	2	10	5
Asset management and other fees	51	40	99	83
Interest and dividends, net of interest expense	(2)	1	―	2
Total net revenues	65	54	132	112
Total expenses	81	65	156	128
Loss (1)	$(16)	$(11)	$(24)	$(16)

(1)	Loss before benefit for income taxes, minority interests and cumulative effect of a change in accounting principle.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The Private Banking segment reported a loss before benefit for income taxes, minority interests and cumulative effect of a change in accounting principle of $16 million for the three months ended June 30, 2006 compared to a loss of $11 million for the three months ended June 30, 2005, reflecting an increase in expenses that exceeded the increase in net revenues. Net revenues for Private Banking increased 20% to $65 million, primarily due to higher commissions.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The Private Banking segment reported a loss before benefit for income taxes, minority interests and cumulative effect of a change in accounting principle of $24 million for the six months ended June 30, 2006 compared to a loss of $16 million for the six months ended June 30, 2005, reflecting an increase in total expenses that exceeded the increase in net revenues. Net revenues for Private Banking increased 18% to $132 million, primarily due to higher commissions and investment banking revenues.

Segment Expenses

The normal operating cost structure of each of our segments is similar and, consequently, the discussion of expenses is presented on an aggregate basis for our segments. For information on expenses that are not allocated to the Company’s segments, see “―Results of Operations” and Note 13 of the condensed consolidated financial statements in Part I, Item 1.

The following table sets forth employee compensation and benefits expenses, other expenses and total expenses of the Company’s segments and does not include expenses not allocated to the segments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
		(In millions)
Employee compensation and benefits	$1,065	$738	$2,229	$1,685
Other expenses	23	1,068	387	1,361
Total expenses	$1,088	$1,806	$2,616	$3,046

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Total expenses decreased $718 million, or 40%, to $1.1 billion for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Total expenses for the three months ended June 30, 2006 included insurance settlements for litigation and related costs totaling $390 million. Total expenses for the three months ended June 30, 2005 included a $750 million charge to increase the reserve for private litigation involving Enron, certain initial public offering allocation practices, research analyst independence and other related litigation. Excluding the insurance settlements and the litigation charge, total expenses increased $422 million, or 40%, to $1.5 billion primarily due to higher employee compensation and benefits expenses reflecting higher incentive compensation, share-based compensation, base salaries and head count. Employee compensation and benefits expense increased $327 million, or 44% to $1.1 billion. Included in employee compensation and benefits expense is $32 million and $45 million for the three months ended June 30, 2006 and 2005, respectively, related to business activities conducted by Company employees on behalf of CSG affiliates outside of the Company. These expenses were charged to these affiliates and are reflected as a reduction in our other operating expenses.

Other expenses consist principally of occupancy and equipment rental; brokerage, clearing and exchange fees; communications; professional fees; and all other operating expenses. Other expenses decreased $1.0 billion for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Other expenses for the three months ended June 30, 2006 included insurance settlements for litigation and related costs totaling $390 million, which reduced other operating expenses. Other expenses for the three months ended June 30, 2005 included a $750 million charge to increase the reserve for certain private litigation. Excluding the insurance settlements and the litigation charge, other expenses increased $95 million, or 30%, to $413 million primarily as a result of increases in other operating expenses, professional fees, occupancy and equipment rental and brokerage, clearing and exchange fees. The increase in other operating expenses reflected higher legal fees and a reduction in the expenses charged to affiliates that are reflected as a reduction in our other operating expenses. The decrease in expenses charged to affiliates reflected our commencement of certain syndicated loan activities that were previously conducted by a branch of Credit Suisse outside of our consolidated group. Professional fees and brokerage, clearing and exchange fees increased due to increased levels of business activity. The increase in occupancy and equipment rental reflected higher depreciation and amortization as a result of our acquisition of SPS Holdings Corp. Excluding the charge to affiliates for compensation expense, the insurance settlements and the litigation charge, other operating expenses increased 23%.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Total expenses decreased $430 million, or 14%, to $2.6 billion for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Total expenses for the six months ended June 30, 2006 included insurance settlements for litigation and related costs totaling $390 million. Total expenses for the six months ended June 30, 2005 included a $750 million charge to increase the reserve for certain private litigation. Excluding the insurance settlements and the litigation charge, total expenses increased $710 million, or 31%, to $3.0 billion primarily due to higher employee compensation and benefits expenses reflecting higher incentive compensation, share-based compensation, base salaries and head count partially offset by lower severance expenses. Employee compensation and benefits expense increased $544 million, or 32%, to $2.2 billion. Included in employee compensation and benefits expense is $59 million and $105 million for the six months ended June 30, 2006 and 2005, respectively, related to business activities conducted by Company employees on behalf of CSG affiliates outside of the Company. These expenses were charged to these affiliates and are reflected as a reduction in our other operating expenses.

Other expenses consist principally of occupancy and equipment rental; brokerage, clearing and exchange fees; communications; professional fees; and all other operating expenses. Other expenses decreased $974 million, or 72%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Other expenses for the six months ended June 30, 2006 included insurance settlements for litigation and related costs totaling $390 million, which reduced other operating expenses. Other expenses for the six months ended June 30, 2005 included a $750 million charge to increase the reserve for certain private litigation. Excluding the insurance settlements and the litigation charge, other expenses increased $166 million, or 27%, to $777 million primarily as a result of increases in other operating expenses, professional fees, brokerage, clearing and exchange fees and occupancy and equipment rental expenses. The increase in other operating expenses reflected higher legal fees and a reduction in the expenses charged to affiliates that are reflected as a reduction in our other operating expenses. The decrease in expenses charged to affiliates reflected our commencement of certain syndicated loan activities that were previously conducted by a branch of Credit Suisse outside of our consolidated group. Professional fees and brokerage, clearing and exchange fees increased due to higher levels of business activity. The increase in occupancy and equipment rental reflected higher depreciation and amortization as a result of our acquisition of SPS Holdings Corp. Excluding the charge to affiliates for compensation expense, the insurance settlements and the litigation charge, other operating expenses increased 17%.

Provision for Taxes

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The provision for income taxes for the six months ended June 30, 2006 was $384 million compared to a benefit of $178 million for the six months ended June 30, 2005. Excluded from the provision for income taxes for the six months ended June 30, 2005 was an income tax expense of $3 million related to our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” and SFAS No. 123 (Revised 2004), “Share-Based Payment,” or SFAS 123R.

The effective tax rate for the six months ended June 30, 2006 and 2005 was a provision of 13.9% and a benefit of 1615.6%, respectively, which is not meaningful because of the significant non-taxable revenues from certain private equity funds we consolidate. The effective tax rate excluding the non-taxable revenues from certain private equity funds we consolidate for the six months ended June 30, 2006 and 2005 was a provision of 32.4% and a benefit of 39.6% respectively. The change in the effective tax rate was due to the pre-tax net income in the six months ended June 30, 2006 as compared to the pre-tax net loss in the six months ended June 30, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Management Oversight

We believe that maintaining access to liquidity is fundamental for firms operating in the financial services industry. We have therefore established a comprehensive process for the management and oversight of our capital, liquidity and funding strategies. Credit Suisse’s Asset and Risk Management Committee, or CARMC, has primary oversight responsibility for these functional disciplines. This committee, which meets on a quarterly basis, includes the Chief Executive Officers of CSG and of its divisions, the Chief Financial Officer, the Chief Risk Officer and the Treasurer. CARMC reviews capital and balance sheet development, current and prospective funding, and adherence to internal Treasury risk limits and capital and liquidity targets. The tactical implementation of this strategy is subsequently refined and updated through regular monthly sessions with the Chief Risk Officer, the Chief Financial Officer and the Treasurer and other senior management.

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

Liquidity Management Organization

We are an indirect subsidiary of Credit Suisse, a Swiss bank. Consequently, our liquidity management structure operates at two levels, the “Non-Bank Franchise” and the “Bank Franchise.” See “―Balance Sheet and Funding.”

First, at the holding company level, the “Non-Bank Franchise,” where access to parent bank funding is limited, we aim to maintain sufficient liquidity so that in the event that we are unable to access the unsecured capital markets, we have cash and liquid assets sufficient to repay maturing liabilities for a minimum period of one year. When assessing the amount of cash and liquid assets, we take account of the regulatory restrictions that limit the amount of cash that could be distributed upstream by our principal broker-dealer subsidiaries, Credit Suisse Securities (USA) LLC, or CS Securities, and Credit Suisse Capital LLC, or CS Capital, which hold over approximately 82% of our consolidated assets.

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

Balance Sheet and Funding

The majority of our assets are held in our broker-dealer subsidiaries and comprise a substantial portion of the Bank Franchise. These assets - principally trading inventories in our Investment Banking business - are funded by a combination of collateralized short-term borrowings, which include securities sold under agreements to repurchase and securities loaned, as well as unsecured loans from Credit Suisse, the central funding entity of the Bank Franchise. Significant portions of our assets held in the Bank Franchise are highly liquid, with the majority consisting of securities inventories and collateralized receivables, which fluctuate depending on the levels of proprietary trading and customer business. Collateralized receivables consist primarily of securities purchased under agreements to resell and securities borrowed, both of which are primarily secured by U.S. government and agency securities and marketable corporate debt and equity securities. In addition, we have significant receivables from customers, brokers, dealers and others, which turn over frequently. To meet client needs as a securities dealer, we carry significant levels of trading inventories.

Unsecured funding for the Bank Franchise originates largely from Credit Suisse’s borrowings in the wholesale and institutional deposit markets as well as access to retail deposits. The retail and private bank funding base is primarily comprised of time deposits and deposits callable on demand. While the contractual maturity of these deposits is typically under three months, they have historically shown remarkable stability even under extreme market conditions. Additional funding is also sourced via short-term intercompany borrowings from other CSG entities on both a secured and unsecured basis.

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

Because of changes relating to customer needs, economic and market conditions and proprietary trading and other strategies, our total assets, or the individual components of total assets, may vary significantly from period to period. As of June 30, 2006 and December 31, 2005, our total assets were $344.7 billion and $297.8 billion, respectively.

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

In the case of the Non-Bank Franchise, contingent commitments include such items as commitments to invest in private equity funds. Certain contingent obligations do not materially impact the liquidity planning at the Company or Non-Bank Franchise, as these are incurred by other affiliated operating entities that are not consolidated by the Company. These items, which are taken into account in our liquidity planning for the Bank Franchise, include:

•	credit rating-related collateralization requirements (Credit Suisse’s derivatives business is primarily conducted in Credit Suisse International, a wholly-owned subsidiary of CSG);

•	back-up liquidity lines provided to asset-backed commercial paper conduits (back-up liquidity lines are provided by Credit Suisse); and

•	committed undrawn credit facilities to clients (substantially all of Credit Suisse’s corporate lending business is conducted in Credit Suisse).

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

As of June 30, 2006, we estimate that the Non-Bank Franchise held cash, other liquidity reserves and marginable assets, net of haircuts, of approximately $8.3 billion versus estimated maturing obligations and commitments out to one year of $6.9 billion. Also, as of June 30, 2006, we estimate that the Bank Franchise held cash, other liquidity reserves and marginable assets, net of haircuts, of approximately $120.7 billion versus estimated maturing obligations, commitments and contingent funding requirements out to 120 days of $109.1 billion.

Our liquidity planning and management focuses on maintaining a liquidity cushion so that we may continue to conduct business for an extended period in the event of a crisis. Our liquidity contingency plan focuses on the specific actions that we would take in the event of a crisis, including a detailed communication plan for creditors, investors and customers. The plan, which is regularly updated, sets out a three-stage process of the specific actions we would take:

•	Stage I – Market disruption
•	Stage II – Unsecured markets partially inaccessible
•	Stage III – Unsecured markets fully inaccessible

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

Our cash capital as of June 30, 2006 totaled $47.8 billion compared with $42.2 billion as of December 31, 2005. The increase in cash capital of $5.6 billion was primarily due to an increase in long-term debt. As of June 30, 2006, cash capital was substantially in excess of our cash capital requirements.

Contractual Obligations and Commitments

The following table sets forth future cash payments on our contractual obligations pursuant to long-term borrowings, operating leases and purchase obligations as of June 30, 2006:

	Contractual Obligations Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
	(In millions)
Long-term borrowings	$5,012	$14,137	$5,686	$14,643	$39,478
Operating leases	155	292	275	933	1,655
Purchase obligations(1)	52	60	38	13	163
Total contractual obligations	$5,219	$14,489	$5,999	$15,589	$41,296

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

Our long-term borrowings are unsecured. As of June 30, 2006, the weighted average maturity of our long-term borrowings was approximately 4.7 years. Our lease obligations are primarily for our principal offices in New York City and other locations. The operating lease obligations in the table above do not reflect $294 million in sublease revenue and $536 million of executory costs such as insurance, maintenance and taxes. We had no material capital lease obligations as of June 30, 2006.

We have commitments under a variety of arrangements that are not recorded as liabilities in our condensed consolidated statements of financial condition. These commitments are in addition to guarantees and other arrangements discussed in “―Off-Balance Sheet Arrangements.” The following table sets forth certain of our commitments, including the current portion as of June 30, 2006:

	Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total commitments
	(In millions)
Standby resale agreements(1)	$50	$100	$ ―	$ ―	$150
Private equity(2)	19	37	21	400	477
Forward agreements(3)	5,094	―	―	―	5,094
Unfunded lending commitments(4)	711	190	125	360	1,386
Unfunded warehousing commitments(5)	1,081	―	―	―	1,081
Total commitments	$6,955	$327	$146	$760	$8,188

(1)
In the ordinary course of business, we maintain certain standby resale agreement facilities that commit us to enter into securities purchased under agreements to resell with customers at current market rates.

(2)	As of June 30, 2006 we had commitments to invest up to an additional $1.1 billion in consolidated private equity funds.

(3)	Represents commitments to enter into securities purchased under agreements to resell and agreements to borrow securities.

(4)	We enter into commitments to extend credit in connection with certain premium finance, leveraged finance and other activities.

(5)	We enter into commitments to warehouse commercial mortgage whole loans.

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

The following table sets forth our commercial paper and other short-term unsecured borrowings:

	June 30, 2006	December 31, 2005
	(In millions)
Bank loans	$775	$263
Commercial paper	1,234	1,298
Loans from affiliates(1)	15,712	12,093
Total	$17,721	$13,654

(1)
We have significant financing transactions with Credit Suisse and certain of its subsidiaries and affiliates. See “―Related Party Transactions” and Note 2 of the condensed consolidated financial statements in Part I, Item 1.

Credit Facilities

As of June 30, 2006, CS Securities maintained with third parties five 364-day committed secured revolving credit facilities totaling $2.2 billion, with one facility for $200 million maturing in August 2006, one facility for $500 million maturing in November 2006, one facility for $500 million maturing in February 2007, one facility for $500 million maturing in March 2007 and one facility for $500 million maturing in July 2007. We expect to renew these facilities as they mature. These facilities require CS Securities to pledge unencumbered marketable securities to secure any borrowings. Borrowings under each facility would bear interest at short-term rates related to either the Federal Funds rate or LIBOR and can be used for general corporate purposes. The facilities contain customary covenants that we believe will not impair our ability to obtain funding. As of June 30, 2006, no borrowings were outstanding under any of the facilities. We may from time to time enter into additional secured revolving credit facilities as part of our liquidity management.

Long-term Funding

We issue long-term debt through U.S. and Euromarket medium-term note programs, as well as syndicated and privately placed offerings around the world.

Our currently effective automatic shelf registration statement on file with the Securities and Exchange Commission, or SEC, which was established in February 2006, allows us to issue from time to time senior and subordinated debt securities and warrants to purchase such securities.

Under our $5.0 billion Euro medium-term note program, which was established in July 2001 and allows us to issue notes from time to time, we had as of August 7, 2006 $1.2 billion available for issuance.

For the six months ended June 30, 2006, we issued $7.5 billion in senior notes, $82 million in medium-term notes and $79 million in structured notes and we repaid approximately $1.5 billion of medium-term notes and $17 million of structured notes.

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

Because a significant portion of our OTC derivatives arrangements are with affiliates, the amount of collateral that we would have been required to post pursuant to such contracts in the event of a one-notch downgrade of our senior long-term debt credit rating was not material as of June 30, 2006.

As of August 7, 2006, our ratings and ratings outlooks were as follows:

	Long-Term Debt	Commercial Paper	Outlook

Fitch Ratings	AA-	F-1+	Stable
Moody’s Investors Service	Aa3	P-1	Stable
Standard & Poor’s(1)	AA-	A-1+	Stable

(1)	On July 14, 2006, Standard & Poor’s upgraded our long-term debt rating to AA- from A+ and our commercial paper rating to A-1+ from A-1. Our outlook was revised to stable.

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

Regulated Subsidiaries

Our principal wholly owned subsidiary, CS Securities, is a registered broker-dealer, registered futures commission merchant and member firm of the New York Stock Exchange. Accordingly, CS Securities is subject to the minimum net capital requirements of the SEC and the Commodities Futures Trading Commission, or CFTC. Under the alternative method permitted by SEC Rule 15c3-1, the required net capital may not be less than the greater of 2% of aggregate debit balances arising from customer transactions or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act less the market value of certain commodity options, all as defined. Under CFTC Regulation 1.17, the required minimum net capital requirement is 8% of the total risk margin requirement (as defined) for all positions carried in customer accounts plus 4% of the total risk margin requirement (as defined) for all positions carried in non-customer accounts. As of June 30, 2006, CS Securities’ net capital of approximately $5.2 billion was 77.3% of aggregate debit balances and in excess of the minimum requirement by approximately $5.0 billion.

Our OTC derivatives dealer subsidiary, CS Capital, is also subject to the uniform net capital rule, but computes its net capital requirements based on value at risk pursuant to Appendix F of Rule 15c3-1. As of June 30, 2006, CS Capital’s net capital of $525 million, after allowing for market and credit risk exposure of $61 million and $143 million, respectively, was in excess of the minimum net capital requirement by $505 million. CS Capital operates pursuant to the (k)(2)(ii) exemptive provisions of Rule 15c3-3 of the Exchange Act and accordingly, all customer transactions are cleared through CS Securities on a fully disclosed basis.

As of June 30, 2006, our subsidiaries complied with all applicable regulatory capital adequacy requirements.

Cash Flows

Our condensed consolidated statements of cash flows classify cash flows into three broad categories: cash flows from operating activities, investing activities and financing activities. These statements should be read in conjunction with “―Related Party Transactions” as well as Note 2 of the condensed consolidated financial statements in Part I, Item 1.

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

For the Six Months Ended June 30, 2006

Cash and cash equivalents increased $637 million to $1.5 billion as of June 30, 2006. Cash used in operating activities was $10.3 billion. The change in cash used in operating activities reflected a net increase in operating assets relative to operating liabilities of $12.2 billion, which occurred in the normal course of operations as a result of changes in customer needs, market conditions and proprietary trading and other strategies.

Cash of $4.9 billion was used in investing activities. The Company provided funding to affiliates, resulting in increases in receivables from parent and affiliates of $4.7 billion.

Cash provided by financing activities was $15.8 billion. The changes are due to increases in long-term borrowings of $7.7 billion, $5.6 billion in net collateralized financing arrangements and $4.1 billion in short-term borrowings used primarily to fund normal operating activities, provide funding to affiliates as part of the Company’s investing activities and repay $1.5 billion in long-term borrowings.

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

As of June 30, 2006, we held encumbered mortgage loans totaling $4.7 billion related to securitization transactions that did not qualify for sale accounting treatment under paragraph 40b of SFAS 140. Prior to securitization, such encumbered loans were accounted for in financial instruments owned; however, due to the transfer of legal title in the form of a pledge in the securitization, these loans have been reclassified to Other assets and deferred amounts in the condensed consolidated statements of financial condition. Cash amounts received in payment upon transfer for such loans are accounted for as secured borrowings and are recorded in Other liabilities in the condensed consolidated statements of financial condition.

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

Financial Accounting Standards Board Interpretation, or FIN, No. 46, “Consolidation of Variable Interest Entities,” or FIN 46, requires us to consolidate all VIEs for which we are the primary beneficiary, which is defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both. In December 2003, the FASB modified FIN 46, through the issuance of FIN 46R, to address various implementation issues that had arisen since the issuance of FIN 46 and to provide companies the option to defer the adoption of FIN 46 for certain VIEs to periods ending after March 15, 2004. As of June 30, 2006 and December 31, 2005, we consolidated CDO VIEs for which we are the primary beneficiary. We also have interests in CDO VIEs that are not required to be consolidated because we are not the primary beneficiary.

We consolidate certain private equity funds that are managed by us. See Notes 1 and 3 of the condensed consolidated financial statements in Part I, Item 1.

In connection with our acquisition of Guilford Holding Corporation in May 2006, we have consolidated certain tax credit funds resulting in an increase in assets and liabilities of $321 million as of June 30, 2006. The consolidation of these tax credit funds did not have an impact on the condensed consolidated statement of operations.

RELATED PARTY TRANSACTIONS

CSG, through Credit Suisse Holdings (USA), Inc. owns all of our outstanding voting common stock. We are involved in significant financing and other transactions, and have significant related party balances, with Credit Suisse and certain affiliates. We generally enter into these transactions in the ordinary course of business and believe that these transactions are on market terms that could be obtained from unrelated third parties. See “—Derivatives” and Notes 2 and 5 of the condensed consolidated financial statements in Part I, Item 1 for more information.

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

Private Equity Activities

Our private equity and other long-term investment activities include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. These investments are primarily in unlisted or illiquid equity or equity-related securities and are carried at fair value based on a number of factors. As of June 30, 2006 and December 31, 2005, we had investments in private equity and other long-term investments of $10.6 billion and $3.6 billion, respectively. As of June 30, 2006, we had commitments to invest up to an additional $477 million in non-consolidated private equity funds and $1.1 billion in consolidated private equity funds. The increase in private equity and other long-term investments reflects our consolidation of certain private equity funds. See “—Critical Accounting Policies and Estimates—Fair Value” and Notes 1 and 4 of the condensed consolidated financial statements in Part I, Item 1 for more information.

Corporate Debt, Mortgage Whole Loans and Other Non-Investment-Grade Financial Instruments

We underwrite, trade and hold non-investment-grade financial instruments, which include corporate debt, commercial and residential mortgage whole loans, loan participations, derivatives contracts and certain separately managed distressed financial instruments. Corporate debt includes high-yield debt, distressed debt, commercial and residential mortgage-backed securities, other asset-backed securities and CDOs. Due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions, these financial instruments and loans generally involve greater risk than investment-grade financial instruments. We record corporate debt, derivatives contracts and certain separately managed distressed financial instruments at fair value. We record commercial mortgage whole loans, certain residential mortgage whole loans and loan participations that are held for sale at the lower of cost or fair value. Timing of the securitization of our mortgage whole loan inventory will affect the size of our positions at any given time. The following table sets forth our positions in these instruments as of June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Corporate debt	$5,255	$1,123	$3,286	$917
Mortgage whole loans	18,152	―	17,817	—
Loan participations	40	―	9	—
Derivatives contracts	303	―	321	—
Distressed financial instruments	79	―	113	—
Total	$23,829	$1,123	$21,546	$917

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

Sources and Maturities of OTC Derivatives

The following table sets forth the distributions, by maturity, of our exposure with respect to OTC derivatives as of June 30, 2006. Fair values were determined on the basis of pricing models and other valuation methods. See “—Critical Accounting Policies and Estimates—Fair Value” in Part I, Item 2 and Notes 5 and 8 of the condensed consolidated financial statements in Part I, Item 1 for more information.

	Assets Maturity Distribution as of June 30, 2006
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total fair value
	(In millions)

Interest rate and credit spread risk	$1,304	$579	$240	$999	$3,122
Foreign exchange risk	33	8	―	―	41
Equity price risk	334	1,384	199	544	2,461
Commodity risk	66	62	133	23	284
Total	$1,737	$2,033	$572	$1,566	$5,908

	Liabilities Maturity Distribution as of June 30, 2006
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total fair value
	(In millions)

Interest rate and credit spread risk	$1,157	$440	$240	$1,013	$2,850
Foreign exchange risk	224	4	―	―	228
Equity price risk	287	57	1	9	354
Commodity risk	103	109	96	13	321
Total	$1,771	$610	$337	$1,035	$3,753

The following table sets forth as of June 30, 2006 substantially all of our exposure with respect to OTC derivatives, by counterparty credit rating and with affiliates.

Credit Rating(1)	June 30, 2006
(In millions)
AA+/AA	$11
AA-	3,367
A+/A/A-	127
BBB+/BBB/BBB-	68
BB+ or lower	208
Unrated	95
Derivatives with affiliates	2,032
Total	$5,908

(1)	Credit ratings are determined by external rating agencies or by our credit risk management department.

Derivatives With Related Parties

We enter into a substantial number of derivatives transactions with related parties. The following table sets forth derivatives transactions with related parties consisting primarily of interest rate swaps, credit default swaps, foreign exchange forward contracts, equity forward contracts and total return swaps on equities. The fair values of derivatives contracts outstanding with related parties as of June 30, 2006 and December 31, 2005 were as follows.

	June 30, 2006		December 31, 2005
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Interest rate and credit spread risk	$1,887	$2,022	$738	$443
Foreign exchange risk	9	22	20	5
Equity price risk	73	62	64	41
Commodity risk	63	1	20	―
Total	$2,032	$2,107	$842	$489

See Notes 2 and 5 of the condensed consolidated financial statements in Part I, Item 1 for more information.

DIRECTORS AND EXECUTIVE OFFICERS

Effective August 15, 2006, Paul J. O’Keefe will replace David C. Fisher as Chief Financial and Accounting Officer of the Company. Mr. O’Keefe is a Managing Director of Credit Suisse and Americas Regional Head of Financial Accounting. Mr. O'Keefe joined Credit Suisse in November 2000 from Donaldson, Lufkin & Jenrette where he was a Senior Vice President in Institutional Equities. Prior to that, Mr. O'Keefe worked for 12 years at both Salomon Brothers and ING where he held a number of controller positions.

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

Market Risk Exposure

We measure market risk exposure by using complementary risk measurement techniques, including VAR and sensitivity analysis. VAR is used for our trading portfolio, which includes those financial instruments treated as part of our “trading book” for Bank for International Settlements regulatory capital purposes. Sensitivity analysis is used for our non-trading portfolio, which primarily includes certain mortgage products, private equity investments, the Company’s long-term borrowings and their derivatives hedges and certain commodity positions. This classification of assets as trading and non-trading is done for purposes of analyzing our market risk exposure, not for financial statement purposes.

Trading Portfolios

The Company-wide trading portfolio VAR was approximately $25 million, $39 million and $32 million as of June 30, 2006, December 31, 2005 and June 30, 2005, respectively. The reduction in VAR as of June 30, 2006 compared to December 31, 2005 was primarily due to a decrease in interest rate and credit spread VAR and equity VAR. The decrease in interest rate and credit spread VAR was primarily caused by the implementation of a revised VAR methodology for certain residential mortgage products in early 2006. The decrease in equity VAR was primarily caused by a decrease in equity exposures.

Due to the benefit of diversification, the Company-wide VAR is less than the sum of the individual components. The four main components of market risk, expressed in terms of theoretical fair values, had the following VAR:

	Company’s Market Risk Exposures in Trading Portfolios
	As of June 30, 2006	As of December 31, 2005		As of June 30, 2005
	(In millions)
99%, one-day VAR
Interest rate and credit spread	$20	$34		$20
Equity	16	20		21
Foreign exchange rate	―	―		―
Commodity	5	6		5
Diversification benefit	(16)	(21)		(14)
Total	$25	$39	(1)	$32	(1)

(1)
In early 2006, the Company introduced a revised VAR methodology for certain mortgage products. If the revised methodology had been in place during 2005, the Company’s total VAR would have been approximately $37 million and $40 million as of December 31, 2005 and June 30, 2005, respectively.

The table below presents minimum, maximum and average VAR by market risk component. The decrease in average interest rate and credit spread VAR for the three months and six months ended June 30, 2006 compared with the three months ended June 30, 2005 was primarily caused by the implementation of a revised VAR methodology for certain residential mortgage products in early 2006 and a reduction in the volatility of the market data used to calculate VAR, as data from 2003 was replaced by less volatile data from 2005. Minimum, maximum and average VAR for the three and six months ended June 30, 2005 do not reflect the revised VAR methodology for certain residential mortgage products introduced in early 2006.

	Company’s Market Risk Exposures in Trading Portfolios
	Three Months Ended June 30, 2006					Three Months Ended June 30, 2005
	Minimum		Maximum		Average	Minimum		Maximum		Average

					(In millions)
99%, one-day VAR
Interest rate and credit spread	$17		$26		$21	$20		$41		$33
Equity	16		26		20	17		23		20
Foreign exchange rate	―		2		1	―		1		―
Commodity	3		9		6	1		5		2
Diversification benefit	―	(1)	―	(1)	(20)	―	(1)	―	(1)	(15)
Total	$22		$34		$28	$32		$47		$40

	Company’s Market Risk Exposures in Trading Portfolios
	Six Months Ended June 30, 2006					Six Months Ended June 30, 2005
	Minimum		Maximum		Average	Minimum		Maximum		Average

					(In millions)
99%, one-day VAR
Interest rate and credit spread	$17		$35		$22	$20		$52		$37
Equity	16		26		20	13		23		19
Foreign exchange rate	―		2		1	―		4		1
Commodity	3		11		6	―		5		1
Diversification benefit	―	(1)	―	(1)	(20)	―	(1)	―	(1)	(16)
Total	$22		$42		$29	$32		$55		$42

(1)	As the minimum and maximum occur on different days for different risk types, it is not meaningful to calculate a portfolio diversification benefit.

The Company uses backtesting to assess the accuracy of the VAR model. Daily backtesting profit and loss is compared with VAR calculated using a one-day holding period. Backtesting profit and loss is a subset of actual trading revenue and includes only the profit and loss effects due to movements in financial market variables such as interest rates, equity prices and foreign exchange rates on the previous night’s positions. The Company had five backtesting exceptions during the second quarter of 2006 after a period of more than two years with no exceptions. These exceptions were primarily driven by equity and foreign exchange market volatility during the second quarter of 2006, which was significantly greater than the volatility within the trailing two year period of historic data used in the VAR model at that point in time. The recent market volatility is now included in the historic data used in the VAR model and the VAR model is subject to continuous assessment and evaluation to ensure it remains accurate given current market conditions and positions.

The average, maximum and minimum daily trading revenue for the three and six months ended June 30, 2006 and 2005 are shown below:
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
	(In Millions)
Daily trading revenue
Average	$15	$11	$18	$13
Maximum	$66	$48	$66	$64
Minimum	$(45)	$(15)	$(45)	$(15)

For details of the Company’s average, maximum and minimum daily trading revenue for 2005, see “Quantitative and Qualitative Disclosure About Market Risk” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Non-trading Portfolios

The equity risk on non-trading positions, which is primarily comprised of private equity investments, is measured using sensitivity analysis that estimates the potential change in the recorded value of the investments resulting from a 10% decline in the equity markets of developed nations and a 20% decline in the equity markets of emerging market nations. The estimated impact of equity risk on our non-trading financial instruments portfolio would be a decrease in the value of the non-trading portfolio of approximately $118 million and $108 million as of June 30, 2006 and December 31, 2005, respectively. The estimated impact of equity risk is net of the minority interests in certain consolidated private equity funds.

The interest rate risk on non-trading positions, which is primarily comprised of certain mortgage products, the Company’s long-term borrowings and their derivatives hedges, is measured using sensitivity analysis that estimates the potential change in the value of the non-trading portfolio resulting from a 50 basis point decline in the interest rates of developed nations and a 200 basis point decline in the interest rates of emerging market nations. The estimated impact of interest rate risk on the value of the non-trading portfolio would be a decrease of approximately $27 million and $21 million as of June 30, 2006 and December 31, 2005, respectively. The losses under this interest rate scenario arise primarily from losses in the Company’s long-term borrowings and related hedges partially offset by gains from its portfolio of mortgage products.

We do not have material foreign exchange risk or commodity price risk in our non-trading portfolio.

Item 4: Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, as of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1: Legal Proceedings

Certain significant legal proceedings and matters have been previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. The following is an update of such proceedings.

In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation

On May 1, 2006, the plaintiffs in the In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation petitioned the U.S. Court of Appeals for the Second Circuit to review the U.S. District Court’s decision, dated April 18, 2006, denying the plaintiff’s motion for class certification.

Litigation Relating to IPO Allocation

On June 6, 2006, in the In re Initial Public Offering Securities Litigation, the U.S. Court of Appeals for the Second Circuit heard oral argument on defendants’ appeal of the U.S. District Court’s class certification order.

Adelphia Communications Corporation Litigation

On June 15, 2006, the U.S. District Court for the Southern District of New York preliminarily approved a settlement between the plaintiffs and the underwriter and bank defendants in the federal securities class action litigation. The district court scheduled a fairness hearing for November 10, 2006. The settlement is covered by existing reserves.

Short Selling Litigation

In April 2006, two putative class action complaints were filed in the U.S. District Court for the Southern District of New York against numerous investment banks, including CS Securities, alleging that the bank defendants charged their prime brokerage customers fees, commissions, and/or interest payments for covering short positions when, in fact, the defendants did not cover them and also conspired not to effect buy-ins on delivery failures relating to short sales.  The complaint includes claims for violation of antitrust law, breach of fiduciary duty and breach of contract.

In June 2006, numerous alleged shareholders of Novastar Financial, Inc. filed a complaint against the same bank defendants in the Superior Court of California for San Francisco County alleging that the defendants participated in a market manipulation scheme in which they intentionally failed to deliver shares of Novastar on short sales, thus allegedly giving rise to liability under California's state securities laws and unfair business practice statute.

Enron-related Litigation and Inquiries

On June 26, 2006, CS Securities filed a motion for summary judgment in the U.S. District Court for the Southern District of Texas to dismiss the putative class action filed by purchasers of Enron securities alleging violations of the federal securities laws (the Newby action).  The district court certified a class in that action on July 5, 2006. On July 18, 2006, CS Securities and other defendants petitioned for leave to appeal the class certification ruling to the United States Court of Appeals for the Fifth Circuit.

Refco-related Litigation

On July 10, 2006, in the In re Refco, Inc. Securities Litigation, certain underwriter defendants, including CS Securities, filed a motion in the U.S. District Court for the Southern District of New York to dismiss plaintiffs' claims related to the private placement, and subsequent exchange offer, of Refco bonds in 2004.

Other

The Company has provided reserves for litigation, claims and proceedings involving the Company in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company recorded in the second quarter of 2005 a $750 million litigation charge to increase the reserve for private litigation involving Enron, certain IPO allocation practices, research analyst independence and other related litigation. This charge, coupled with the charge recorded in 2002, brings the Company’s reserves for these private litigation matters to $1.0 billion after the application of settlements as of June 30, 2006.

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

Credit Suisse (USA), Inc.

August 8, 2006	By:	/s/ David C. Fisher
Chief Financial and Accounting Officer (On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
12	Computation of ratio of earnings to fixed charges
15	Letter re unaudited interim financial information
31.1	Rule 13a-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a) certification of Chief Financial and Accounting Officer
32	Section 1350 certifications