Form 10-Q
period 2006-09-30
CREDIT SUISSE (USA) INC
filed 2006-11-14
CIK 29646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006

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

PART I

FINANCIAL INFORMATION

Item 1: Financial Statements

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In millions)

	September 30,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$1,739	$884
Collateralized short-term financings:
Securities purchased under agreements to resell	59,133	54,454
Securities borrowed	91,814	82,802
Receivables:
Customers	4,220	3,299
Brokers, dealers and other	10,871	8,128
Financial instruments owned (includes securities pledged as collateral of $102,074 and $73,043, respectively):
U.S. government and agencies	35,572	31,366
Corporate debt	23,216	20,561
Mortgage whole loans	19,833	17,817
Equities	49,347	35,244
Commercial paper	2,621	1,523
Private equity and other long-term investments	10,946	3,641
Derivatives contracts	7,839	5,085
Other	7,111	3,929
Net deferred tax asset	1,253	1,202
Office facilities at cost (net of accumulated depreciation and amortization of $969 and $852, respectively)	549	453
Goodwill	593	562
Loans receivable from parent and affiliates	28,393	25,225
Other assets and deferred amounts (includes encumbered loans of $995 as of September 30, 2006)	7,849	1,579
Total assets	$362,899	$297,754

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition (Continued)
(Unaudited)

(In millions, except share data)

	September 30, 2006	December 31, 2005
LIABILITIES AND STOCKHOLDER’S EQUITY
Commercial paper and short-term borrowings	$22,357	$13,654
Collateralized short-term financings:
Securities sold under agreements to repurchase	136,731	126,323
Securities loaned	54,667	45,956
Payables:
Customers	9,664	6,728
Brokers, dealers and other	9,206	6,573
Financial instruments sold not yet purchased:
U.S. government and agencies	23,658	20,078
Corporate debt	4,364	3,696
Equities	7,617	12,402
Derivatives contracts	5,829	2,262
Other	1,487	155
Obligation to return securities received as collateral	9,812	3,077
Accounts payable and accrued expenses	3,321	3,152
Other liabilities	20,240	7,761
Long-term borrowings	40,398	33,926
Total liabilities	349,351	285,743

Stockholder’s Equity:
Common stock ($0.10 par value; 50,000 shares authorized; 1,100 shares issued and outstanding)	—	—
Paid-in capital	10,089	9,530
Retained earnings	3,641	2,661
Accumulated other comprehensive loss	(182)	(180)
Total stockholder’s equity	13,548	12,011
Total liabilities and stockholder’s equity	$362,899	$297,754

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(In millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues:
Principal transactions-net	$887	$818	$3,596	$1,379
Investment banking and advisory	583	503	1,921	1,231
Commissions and fees	373	322	1,123	982
Other	44	19	95	44
	1,887	1,662	6,735	3,636

Interest and dividends	4,802	3,374	13,552	9,082
Interest expense	4,584	2,956	12,792	7,578
Net interest and dividends	218	418	760	1,504
Total net revenues	2,105	2,080	7,495	5,140
Expenses:
Employee compensation and benefits	969	959	3,198	2,644
Occupancy and equipment rental	146	125	403	369
Brokerage, clearing and exchange fees	105	88	287	251
Communications	40	37	118	110
Professional fees	85	85	262	225
Other operating expenses	57	(8)	(237)	736
Total expenses	1,402	1,286	4,031	4,335
Income before provision for income taxes, minority interests and cumulative effect of a change in accounting principle	703	794	3,464	805
Provision for income taxes	111	196	495	18
Minority interests	413	212	1,989	670
Income before cumulative effect of a change in accounting principle	179	386	980	117
Cumulative effect of a change in accounting principle, net of income tax expense of $3 in 2005	—	—	—	6
Net income	$179	$386	$980	$123

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholder’s Equity

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

(In millions)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total
Balances as of December 31, 2004	$—	$8,538	$2,534	$(8)	$11,064
Net income	—	—	123	—	123
Total comprehensive income					123
CSG share plan activity, including tax benefit of $101	—	429	—	—	429
Balances as of September 30, 2005	$—	$8,967	$2,657	$(8)	$11,616

Balances as of December 31, 2005	$—	$9,530	$2,661	$(180)	$12,011
Net income	—	—	980	—	980
Net change in cash flow hedge, including tax benefit of $1	—	—	—	(2)	(2)
Total comprehensive income					978
CSG share plan activity, including tax benefit of $168	—	559	—	—	559
Balances as of September 30, 2006	$—	$10,089	$3,641	$(182)	$13,548

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

(In millions)

	2006	2005
Cash flows from operating activities:
Net income	$980	$123
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	166	130
Non-cash CSG share plan activity	461	386
Other	(2)	—
Tax benefit on CSG share plan activity	168	101
Deferred taxes	(59)	158
Change in operating assets and operating liabilities:
Securities borrowed	(9,012)	(12,910)
Receivables from customers	(921)	414
Receivables from brokers, dealers and other	(2,743)	(1,272)
Financial instruments owned	(27,620)	(18,782)
Other assets and deferred amounts and Other liabilities, net	(3,525)	(1,533)
Securities loaned	8,711	4,587
Payables to customers	2,936	2,606
Payables to brokers, dealers and other	2,633	(3,104)
Financial instruments sold not yet purchased	4,362	17,768
Obligation to return securities received as collateral	6,735	15
Accounts payable and accrued expenses	182	(563)
Net cash used in operating activities	(16,548)	(11,876)

Cash flows from investing activities:
Net payments for:
Loans receivable from parent and affiliates	(3,168)	(987)
Office facilities, net	(292)	(130)
Purchase of Guilford Holding Corporation, net of cash	(17)	—
Net cash used in investing activities	(3,477)	(1,117)

Cash flows from financing activities:
Net proceeds from (payments for):
Commercial paper and short-term borrowings	8,703	(4,013)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	5,729	13,358
Issuances of long-term borrowings	10,235	6,274
Redemptions and maturities of long-term borrowings	(3,717)	(2,672)
Dividend equivalents on CSG share plan activity	(70)	(58)
Net cash provided by financing activities	20,880	12,889

Increase (decrease) in cash and cash equivalents	855	(104)
Cash and cash equivalents as of the beginning of period	884	727
Cash and cash equivalents as of the end of period	$1,739	$623

SUPPLEMENTAL DISCLOSURES
Cash payments for interest	$12,586	$7,371
Cash payments for income taxes, net of refunds	$27	$26

See accompanying notes to condensed consolidated financial statements (unaudited).

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2006

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

September 30, 2006

1. Summary of Significant Accounting Policies (Continued)

Certain reclassifications have been made to prior year condensed consolidated financial statements in this Quarterly Report to reflect the operational and management structure in place during 2006.  Net income for the three months ended September 30, 2006 has been reduced by an after-tax charge of $19 million to correct an immaterial error in the allocation of compensation expense between related parties.

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

The changes to EITF 96-16 and the provisions of EITF 04-5 and FSP SOP 78-9-1 in effect during 2005 did not have a material impact on the Company’s financial condition, results of operations or cash flows.  As of January 1, 2006, the Company increased its assets and liabilities by $6.7 billion due to the consolidation of certain unmodified private equity partnerships that existed prior to June 29, 2005.

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

September 30, 2006

1. Summary of Significant Accounting Policies (Continued)

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

Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). Under SFAS 155, hybrid financial instruments that contain embedded derivatives that would otherwise require bifurcation may be accounted for at fair value, with changes in fair value recognized in the income statement. The fair value designation may be applied on an instrument-by-instrument basis; however, the election to apply fair value accounting is irrevocable. SFAS 155 is effective for those instruments acquired or issued on or after an entity’s fiscal year beginning after September 15, 2006, but early adoption is permitted as of the beginning of a fiscal

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2006

1. Summary of Significant Accounting Policies (Continued)

year for which an entity has not previously issued interim financial statements. SFAS 155 allows limited retrospective application for existing bifurcated hybrid financial instruments. The Company elected to early adopt SFAS 155 as of January 1, 2006. The adoption of SFAS 155 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Servicing

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140” (“SFAS 156”), which amended SFAS 140. SFAS 156 requires that all separately recognized servicing rights after the effective date be initially measured at fair value, and permits separately recognized servicing rights to be accounted for at fair value in subsequent periods, with changes in fair value recognized in the income statement. SFAS 156 permits an irrevocable election to apply fair value accounting for classes of servicing rights based on the different valuation and risk characteristics of the underlying assets and the way the economic risks are managed. SFAS 156 is effective on a prospective basis for fiscal years beginning after September 15, 2006; however, early adoption is permitted as of the beginning of a fiscal year for which an entity has not previously issued interim financial statements. SFAS 156 allows limited retrospective application for existing separately recognized servicing rights. The Company elected to early adopt SFAS 156 as of January 1, 2006. The adoption of SFAS 156 did not have an impact on the Company’s financial condition, results of operations or cash flows.

Insurance

In March 2006, the FASB issued FASB Staff Position (“FSP”) No. FTB 85-4-1, “Accounting for Life Settlement Contracts by Third Party Investors” (“FSP FTB 85-4-1”).  FSP FTB 85-4-1 provides a contract-by-contract election to account for life settlement contracts on either a fair value basis, with changes in fair value recognized in the income statement, or through use of the investment method.  Under the investment method, the initial investment and continuing costs are capitalized; however, no income is recognized until death of the insured party.  The guidance of FSP FTB 85-4-1 is effective for fiscal years beginning after June 15, 2006 and permits early adoption; however, upon adoption, limited retrospective application of the measurement guidance is required.  The Company elected to early adopt FSP FTB 85-4-1 as of January 1, 2006.  The adoption of FSP FTB 85-4-1 did not have an impact on the Company’s financial condition, results of operations or cash flows.

FSP FIN 46(R)-6

In April 2006, the FASB issued FSP No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”).  FSP FIN 46(R)-6 provides guidance regarding how contracts or arrangements that create or reduce variability should be assessed when determining if they are variable interest entities (“VIEs”).  FSP FIN 46(R)-6 requires that evaluations of the variability created or absorbed in an entity from its contracts or arrangements be based on an analysis of the entity’s design.  In evaluating the design of an entity, an analysis must be performed as to the potential risks to which the entity is exposed as well as the risks that the entity was designed to create and pass along to its interest holders based on the purpose for which the entity was formed. The guidance of FSP FIN 46(R)-6 was adopted by the Company and applied effective July 1, 2006 to all new entities as well as entities previously analyzed under FASB Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities”, (“FIN 46(R)”) when a reconsideration event occurs.  Given the prospective nature of the guidance, FSP FIN 46(R)-6 did not have a material impact on the Company’s financial condition, results of operations and cash flows as of the date of adoption, however the future impact of FSP FIN 46(R)-6 will depend on the design of the particular VIEs with which the Company is and may become involved as well as the nature and extent of the Company’s involvement, and therefore the impact from this guidance in future periods cannot be reasonably estimated.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2006

1. Summary of Significant Accounting Policies (Continued)

STANDARDS TO BE ADOPTED IN FUTURE PERIODS

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 addresses the accounting for uncertainty in income taxes by prescribing a consistent recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48. FIN 48 requires a two-step process in evaluating tax positions. In the first step an enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Tax positions meeting the more likely than not recognition threshold are then measured to determine the amount of benefit eligible for recognition in the financial statements. Each tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures for instruments carried at fair value. The statement applies only to fair value measurements which are already required or permitted by other accounting standards. It will affect current practice by eliminating the guidance in Emerging Issues Task Force (“EITF”) Issue No. 02-3, “Issues Involved in Accounting for Derivatives Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” guidance which prohibits the recognition of gains or losses at the inception of derivative transactions whose fair value is primarily estimated based upon unobservable market data. SFAS 157 will also eliminate the use of blockage factors (block discounts) by brokers, dealers and investment companies that have been applying the applicable American Institute of Certified Public Accountants Audit and Accounting Guides. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is currently evaluating the impact of adopting SFAS 157.

SFAS 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to 1) recognize in the statement of financial condition the funded status of a benefit plan on a prospective basis. 2) Recognize as a component of other comprehensive income, net of tax, the actuarial gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost and the transition asset or obligation pursuant to SFAS No.87, “Employers’ Accounting for Pensions” (“SFAS 87”) or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” (“SFAS 106”). Amounts recognized in accumulated other comprehensive income, including actuarial gains or losses, prior service costs or credits, and transition asset or obligation remaining from the initial application of SFAS 87 and SFAS 106, are to be adjusted as they are subsequently recognized as a component of net periodic benefit cost.  3) Measure the defined benefit plan assets and obligation at the date of the employer’s fiscal year end statement of financial condition.  4) Disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. SFAS 158 recognition provisions associated with the funded status of a benefit plan are effective as of the end of the fiscal year ending after December 15, 2006. The

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2006

1. Summary of Significant Accounting Policies (Continued)

provision to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial condition is effective for fiscal years ending after December 15, 2008 with early adoption permitted. The Company is currently evaluating the impact of adopting SFAS 158.

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 on Quantifying Misstatements (“SAB 108”). SAB 108 requires registrants to use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. In addition, SAB 108 provides guidance on correcting errors under this approach as well as providing transition guidance on correcting errors that existed prior to the application of SAB 108. The guidance in SAB 108 is effective for the first fiscal year ending after November 15, 2006. Early adoption is permitted for any interim period of the first fiscal year ending after November 15, 2006 with early adoption permitted. The Company will adopt SAB 108 on December 31, 2006.

2. Related Party Transactions

CSG, through CS Holdings, owns all of the Company’s outstanding voting common stock. The Company is involved in significant financing and other transactions, and has significant related party balances with CSG affiliates, primarily Credit Suisse, and certain of its subsidiaries and affiliates. The Company generally enters into these transactions in the ordinary course of business and believes that these transactions are generally on market terms that could be obtained from unrelated third parties.

The following table sets forth the Company’s related party assets and liabilities as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
	(In millions)
ASSETS
Securities purchased under agreements to resell	$4,050	$5,163
Securities borrowed	7,978	4,323
Receivables from brokers, dealers and other	2,768	1,389
Derivatives contracts	2,092	842
Net deferred tax asset	1,253	1,202
Loans receivable from parent and affiliates	28,393	25,225
Total assets	$46,534	$38,144
LIABILITIES
Short-term borrowings	$20,224	$12,093
Securities sold under agreements to repurchase	30,892	25,634
Securities loaned	46,131	33,976
Payables to customers	187	237
Payables to brokers, dealers and other	4,989	3,794
Derivatives contracts	1,994	489
Obligation to return securities received as collateral	1,553	1,242
Taxes payable (included in Other liabilities)	461	350
Intercompany payables (included in Other liabilities)	642	626
Total liabilities	$107,073	$78,441

Included in the condensed consolidated statements of income are revenues and expenses resulting from various securities trading and financing activities with certain affiliates, as well as fees for administrative services performed by the Company under the terms of various agreements. The Company earns commission revenues and incurs commission expenses during the normal course of business for securities transactions conducted with affiliates. Other operating

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2006

2. Related Party Transactions (Continued)

expenses include affiliate service fees that are treated as a reduction in other operating expenses in the condensed consolidated statements of income.  These fees include compensation and benefits expense relating to business activities conducted by Company employees on behalf of CSG affiliates outside the Company.

The following table sets forth the Company’s related party revenues and expenses for the three and nine months ended September 30, 2006 and 2005:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)
Principal transactions-net (derivatives contracts)	$1,362	$633	$2,414	$575
Commissions and fees	(17)	(17)	(60)	(37)
Interest and dividend revenues	589	355	1,626	853
Interest expense	(1,044)	(655)	(2,744)	(1,612)
Total net revenues	$890	$316	$1,236	$(221)

Other operating expenses (credits)	$(61)	$(82)	$(169)	$(235)
Total expenses	$(61)	$(82)	$(169)	$(235)

From time to time, the Company sells at cost to CS Holdings the right, title and interest in certain assets. Once the assets are sold, the Company continues to service these assets on behalf of CS Holdings. For the three and nine months ended September 30, 2006, the value of the assets sold, net of collections applied, was not material.

The Company manages certain private equity funds of funds, hedge funds of funds and VIEs that issue collateralized debt obligations (“CDOs”) of CS Alternative Capital, Inc., an indirect wholly owned subsidiary of CS Holdings.  As of September 30, 2006, the aggregate assets under management in these funds and VIEs were approximately $24.6 billion. CS Alternative Capital, Inc. reimburses the Company for all expenses incurred by the Company in connection with managing these assets. The Company treats these reimbursements as a reduction in other operating expenses in the condensed consolidated statements of income.

The Credit Suisse Group International Share Plan provides for the grant of equity-based awards to Company employees based on CSG shares pursuant to which employees of the Company may be granted, as compensation, shares or other equity-based awards as compensation for services performed. CS Holdings purchases shares from CSG to satisfy these awards, but CS Holdings does not require reimbursement from the Company; therefore, amounts associated with these awards are considered a capital contribution to the Company and credited to paid-in-capital. Net contributions by CS Holdings relating to compensation expense for the three months ended September 30, 2006 and 2005 were $(57) million and $236 million, including tax effects, respectively, and for the nine months ended September 30, 2006 and 2005 were $559 million and $429 million, including tax effects, respectively. See Note 1 for further information on the Company’s share-based compensation.

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

September 30, 2006

2. Related Party Transactions (Continued)

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

As of September 30, 2006 and December 31, 2005, the fair value of assets that the Company pledged to counterparties was $233.2 billion and $212.5 billion, respectively, of which $102.1 billion and $73.0 billion, respectively, was included in financial instruments owned in the condensed consolidated statements of financial condition.

The Company has also received similar assets as collateral that the Company has the right to re-pledge or sell.  The Company routinely re-pledges or sells these assets to third parties.  As of September 30, 2006 and December 31, 2005, the fair value of the assets pledged to the Company was $195.4 billion and $184.6 billion, respectively, of which $185.3 billion and $178.1 billion, respectively, was re-pledged or sold.

Securitization Activities

The Company originates and purchases residential mortgages and originates commercial loans for the purpose of securitization. The Company sells these mortgage loans to securitization trusts, which are generally qualified special purpose entities (“QSPEs”). The QSPEs issue securities that are backed by the assets transferred to the QSPEs and pay a return based on the returns on those assets.  Investors in these mortgage-backed securities typically have recourse to the assets in the QSPE. The investors and the QSPEs have no recourse to the Company’s assets.  CS Securities is an underwriter of, and makes a market in, these securities.

As of September 30, 2006, the Company held encumbered mortgage loans totaling $995 million related to securitization transactions that did not qualify for sale accounting treatment under paragraph 40b of SFAS 140.  Prior to securitization, such encumbered loans were accounted for in financial instruments owned; however, due to the transfer of legal title in the form of a pledge in the securitization, these loans have been reclassified to Other assets and deferred amounts in the condensed consolidated statement of financial condition.  Cash amounts received in payment upon transfer for such loans are accounted for as secured borrowings and are recorded in Other liabilities in the condensed consolidated statement of financial condition.  Also included in Other assets and deferred amounts and Other liabilities as of September 30, 2006 was $4.6 billion in VIEs that were consolidated under FSP FIN 46(R)-6 related to securitization transactions that did not qualify for sale accounting treatment under SFAS 140, and were similarly encumbered.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2006

3. Transfers and Servicing of Financial Assets (Continued)

The following table presents the proceeds and gains related to the securitization of commercial mortgage loans, residential mortgage loans and other asset-backed loans for the nine months ended September 30, 2006 and 2005. The gain on securitizations includes underwriting revenues, deferred origination fees and expenses, gains or losses on the sale of the collateral to the QSPE or VIE and gains or losses on the sale of the newly issued securities to third parties but excludes net interest revenues earned on assets prior to securitization.

	Commercial	Residential	Other
	mortgage	mortgage	asset-backed
	loans(1)	loans(2)	loans(2) (3)
	(In millions)
For the Nine Months Ended September 30, 2006
Proceeds from securitizations	$9,762	$22,531	$1,220
Gain on securitizations	$310	$20	$16

For the Nine Months Ended September 30, 2005
Proceeds from securitizations	$7,659	$40,693	$6,590
Gain on securitizations	$239	$28	$17

(1)                                  The gains or losses on the sale of the collateral to the QSPE is the difference between the carrying value on the day prior to the securitization date (the lower of amortized cost or fair value) and the selling price of the mortgage whole loans to the QSPE on the securitization pricing date.

(2)                                  The gains or losses on the sale of the collateral to the QSPE is the difference between the fair value on the day prior to the securitization pricing date and the selling price of the mortgage whole loans to the QSPE on the securitization pricing date.

(3)                                  Includes home equity loans and other securities collateralized by residential mortgage loans.

The Company may retain interests in these securitized assets in connection with its underwriting and market-making activities.  The Company’s primary exposure in its securitization activities is limited to its retained interests. Retained interests in securitized financial assets are included at fair value in corporate debt in financial instruments owned in the condensed consolidated statements of financial condition. Any changes in the fair value of these retained interests are recognized in the condensed consolidated statements of income. The fair values of retained interests are determined using market quotes where available or the present value of estimated future cash flows valuation techniques that incorporate assumptions that marketplace participants customarily use in their estimates of values. As of September 30, 2006 and December 31, 2005, the fair value of the interests retained by the Company was $4.8 billion and $5.1 billion, respectively.

Key economic assumptions used at the date of securitization in measuring the fair value of the retained interests resulting from securitizations completed during the nine months ended September 30, 2006 were as follows:

	For the Nine Months Ended September 30, 2006
	Commercial mortgage loans (1)	Residential mortgage loans	Other asset-backed loans

Weighted-average life (in years)	N/A	5.2	8.9
Prepayment rate (in rate per annum)(2)	N/A	0.0%-50.0%	25.0%
Cash flow discount rate (in rate per annum)(3)	N/A	0.1%-50.0%	N/A
Expected credit losses (in rate per annum)	N/A	0.0%-29.7%	N/A

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

September 30, 2006

3. Transfers and Servicing of Financial Assets (Continued)

The following table sets forth the fair value of retained interests from securitizations as of September 30, 2006, key economic assumptions used to determine the fair value and the sensitivity of the fair value to immediate adverse changes in those assumptions:

	As of September 30, 2006
	Commercial mortgage loans (1)	Residential mortgage loans	Other asset-backed
	(Dollars in millions)
Fair value of retained interests	$14	$4,677	$59
Weighted-average life (in years)	N/A	4.9	4.6
Prepayment rate (in rate per annum)(2)	N/A	0.0%-81.5%	25.7%-41.9%
Impact on fair value of 10% adverse change	$—	$(28)	$—
Impact on fair value of 20% adverse change	$—	$(53)	$—
Cash flow discount rate (in rate per annum)(3)	N/A	6.4%	N/A
Impact on fair value of 10% adverse change	$—	$(70)	$—
Impact on fair value of 20% adverse change	$—	$(141)	$—
Expected credit losses (in rate per annum)(4)	N/A	0.5%	N/A
Impact on fair value of 10% adverse change	$—	$(8)	$—
Impact on fair value of 20% adverse change	$—	$(16)	$—

(1)                                  To deter prepayment, commercial mortgage loans typically have prepayment protection in the form of prepayment lockouts and yield maintenances.

(2)                                  The Company utilizes the constant prepayment rate assumptions.

(3)                                  The rate is based on the weighted average yield on the retained interest.

(4)                                  As of September 30, 2006, a substantial portion of the residential mortgage loan retained interests were investment grade and are therefore not subject to significant adverse credit losses.

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

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2006

3. Transfers and Servicing of Financial Assets (Continued)

The Company has consolidated CDO VIEs and other VIEs for which it is the primary beneficiary.  As of September 30, 2006 and December 31, 2005, the Company recorded $5.4 billion and $673 million, respectively, representing the carrying amount of the consolidated assets of these CDO VIEs and other VIEs that are collateral for the VIE obligations.  The increase in the total assets consolidated was primarily related to securitization transactions that did not qualify for sale accounting treatment under SFAS 140 and were consolidated under FSP FIN 46(R)-6. The beneficial interests of these consolidated CDO VIEs and other VIEs are payable solely from the cash flows of the related collateral, and the creditors of these CDO VIEs and other VIEs do not have recourse to the Company in the event of default.

The Company holds significant debt and equity interests in CDO VIEs that are not consolidated because the Company is not the primary beneficiary.  The total assets in these CDO VIEs as of September 30, 2006 and December 31, 2005 were $5.6 billion and $5.4 billion, respectively.  The Company’s maximum exposure to loss on significant debt and equity interests in CDO VIEs as of September 30, 2006 and December 31, 2005 was $129 million and $127 million, respectively, which was the amount carried at fair value in financial instruments owned.

In the normal course of its private equity activities, the Company is typically the general partner and investment adviser to private equity funds.  Limited partners of these funds typically have recourse to the fund’s assets but generally have no recourse to the Company’s assets. The Company consolidates certain private equity funds that are managed by the Company. A portion of these private equity funds are not VIEs but are consolidated based on the Company’s control of the voting interest of the fund. See Note 1 for more information. The following table presents the impact on the condensed consolidated statements of financial condition of the Company as of September 30, 2006 and December 31, 2005 as a result of consolidating certain private equity funds:

	September 30, 2006	December 31, 2005
	(In millions)
Private equity and other long-term investments	$9,767	$2,562
All other assets, net	711	177
Total assets	$10,478	$2,739

Minority interests (included in other liabilities)	$10,024	$2,549
All other liabilities, net (excluding minority interests)	454	190
Total liabilities	$10,478	$2,739

The following table presents the impact on the condensed consolidated statements of income of the Company for the three and nine months ended September 30, 2006 and 2005 as a result of consolidating certain private equity funds:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)
Net revenues	$420	$214	$2,009	$675
Expenses	5	2	18	5
Minority interests	$415	$212	$1,991	$670

In May 2006, the Company completed its acquisition of Guilford Holding Corporation, a tax credit syndication firm based in Montgomery, Alabama.  Guilford engages in the purchase, packaging and sale of tax credits to corporate investors.  The Company has consolidated certain tax credit funds in which it is the general partner resulting in an increase in assets and liabilities of $311 million as of September 30, 2006.  The consolidation of these tax credit funds did not have an impact on the condensed consolidated statement of income.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2006

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

As of September 30, 2006 and December 31, 2005, the Company had investments in private equity and other long-term investments of $10.9 billion and $3.6 billion, respectively, including $9.8 billion and $2.6 billion, respectively, in private equity funds the Company is required to consolidate.  Changes in net unrealized appreciation/depreciation arising from changes in fair value and the gain or loss realized upon sale are reflected in principal transactions-net in the condensed consolidated statements of income. See Notes 1 and 3 for more information. The original cost of these investments, excluding the consolidated private equity investments, was $1.5 billion as of September 30, 2006 and $1.4 billion as of December 31, 2005. As of September 30, 2006 the Company had commitments to invest up to an additional $1.6 billion in non-consolidated private equity funds and $1.3 billion in consolidated private equity funds. See Note 7 for more information.

The Company’s subsidiaries manage many private equity partnerships (the “Funds”). When the investment performance on Credit Suisse-managed Funds exceeds specific thresholds, the Company and certain other partners, most of which are current and former employees of the Company (collectively the “GPs”), may be entitled to receive a carried interest distribution under the governing documents of the Funds. Carried interest distributions are based on the cumulative investment performance of each Fund at the time the distribution is made. As a result, the Company may be obligated to return to investors in the Funds all or a portion of the carried interest distributed to the GPs. The amount of such contingent obligations is based upon the performance of the Funds but cannot exceed the amount of carried interest received by the GPs. As of September 30, 2006 and December 31, 2005, the maximum amount of such contingent obligations was $530 million and $620 million, respectively, assuming the Funds’ remaining investments were worthless. Assuming the Funds’ remaining investments were sold at their current carrying values as of September 30, 2006 and December 31, 2005, the contingent obligations would have been $11 million and $18 million, respectively. As of September 30, 2006 and December 31, 2005, the Company withheld cash from prior distributions to the GPs and recorded corresponding liabilities of $134 million and $126 million, respectively, in connection with the Company’s guarantee to return prior carried interest distributions to third party investors in the Funds.

In addition, pursuant to certain contractual arrangements, the Company is obligated to make cash payments to certain investors in certain Funds if specified performance thresholds are not met. As of both September 30, 2006 and December 31, 2005, the maximum amount of such contingent obligations was $45 million assuming the Funds’ remaining investments were worthless. Assuming the Funds’ remaining investments were sold at their current carrying values as of September 30, 2006, the contingent obligation would have been $1 million and as of December 31, 2005, there would have been no contingent obligation.

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

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2006

5. Derivatives Contracts (Continued)

Quantitative Disclosures for All Derivatives

The fair values of all derivatives contracts outstanding as of September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006		December 31, 2005
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Options	$1,405	$1,561	$1,167	$728
Forward contracts	4,270	1,679	3,049	1,076
Swaps	2,164	2,589	869	458
Total derivatives	$7,839	$5,829	$5,085	$2,262

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

6. Borrowings

Short-term borrowings are generally demand obligations with interest approximating the Federal Funds rate, the London Interbank Offered Rate (“LIBOR”) or other money market indices. Such borrowings are generally used to facilitate the securities settlement process, finance financial instruments owned and finance securities purchased by customers on margin. As of September 30, 2006 and December 31, 2005, there were no short-term borrowings secured by Company-owned securities.

The following table sets forth the Company’s commercial paper and short-term borrowings and their weighted average interest rates:

	Short-term borrowings		Weighted average interest rates
	As of September 30, 2006	As of December 31, 2005	As of September 30, 2006	As of December 31, 2005
	(In millions)

Bank loans, including loans from affiliates(1)	$21,082	$12,356	5.69%	4.32%
Commercial paper	1,275	1,298	5.22%	4.19%
Total commercial paper and short-term borrowings	$22,357	$13,654

(1)                                  Includes $20.2 billion and $12.1 billion in loans from affiliates as of September 30, 2006 and December 31, 2005, respectively.

The Company has a commercial paper program exempt from registration under the Securities Act that allows the Company to issue up to $5.0 billion in commercial paper. As of September 30, 2006 and December 31, 2005, $1.3 billion of commercial paper was outstanding under this program.

In February 2006, the Company filed with the SEC an automatic shelf registration statement that allows the Company to issue from time to time senior and subordinated debt securities, and warrants to purchase such securities.

In July 2001, the Company established a Euro medium-term note program, that allows the Company to issue up to $5.0 billion of notes. Under this program, the Company had, as of November 13, 2006 approximately $1.2 billion available for issuance.

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2006

6. Borrowings (Continued)

The following table sets forth the Company’s long-term borrowings as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
	(In millions)

Senior notes 3.9%-7.1%, due various dates through 2032	$36,817	$29,214
Medium-term notes 3.7%-8.8%, due various dates through 2032	2,877	4,223
Structured borrowings 5.4%-19.0%, due various dates through 2015	704	489
Total long-term borrowings	$40,398	$33,926
Current maturities of long-term borrowings	$2,797	$3,692

As of September 30, 2006 and December 31, 2005, long-term borrowings included downward fair value adjustments of approximately $19 million and upward fair value adjustments of approximately $52 million, respectively, associated with fair value hedges under SFAS 133.  As of September 30, 2006 and December 31, 2005, the Company had entered into interest rate swaps, with a notional amount of $24.6 billion and $23.6 billion, respectively, on the Company’s long-term borrowings for hedging purposes. Substantially all of these swaps were designated as qualifying fair value hedges under SFAS 133. See Note 5 for more information.

The following table sets forth scheduled maturities of all long-term borrowings as of September 30, 2006:

Twelve Months Ended September 30,
(In millions)
2007	$2,797
2008	6,806
2009	7,434
2010	3,760
2011	4,004
2012-2032	15,597
Total	$40,398

The following table sets forth scheduled maturities of the current portion of long-term borrowings as of September 30, 2006:

Three Months Ended
(In millions)
December 31, 2006	$—
March 31, 2007	368
June 30, 2007	2,402
September 30, 2007	27
Total	$2,797

As of September 30, 2006, CS Securities maintained with third parties five 364-day committed secured revolving credit facilities totaling $2.2 billion, with one facility for $500 million maturing in February 2007, one facility for $500 million maturing in March 2007, one facility for $500 million maturing in July 2007, one facility for $200 million maturing in August 2007 and one facility for $500 million maturing in November 2007. The Company expects to renew these facilities as they mature. These facilities require CS Securities to pledge unencumbered marketable securities to secure any borrowings.  Borrowings under each facility would bear interest at short-term rates related to either the Federal Funds rate or LIBOR and can be used for general corporate purposes. The facilities contain customary

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2006

6. Borrowings (Continued)

covenants that the Company believes will not impair its ability to obtain funding. As of September 30, 2006, no borrowings were outstanding under any of the facilities.

2006 Financings

During the nine months ended September 30, 2006, the Company issued $10 billion of senior notes, $82 million in medium-term notes and $153 million in structured notes and repaid approximately $2.3 billion in senior notes, $1.5 billion of medium-term notes and $17 million of structured notes.

7. Leases and Commitments

The following table sets forth the Company’s minimum operating lease commitments as of September 30, 2006:

Twelve Months Ending September 30,
(In millions)
2007	$157
2008	151
2009	145
2010	141
2011	137
2012-2025	908
Total(1)	$1,639

(1)                                  Excludes sublease revenue of $292 million and executory costs such as insurance, maintenance and taxes of $533 million.

The following table sets forth the Company’s commitments, including the current portion, as of September 30, 2006:

	Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total commitments
	(In millions)

Standby resale agreements(1)	$100	$50	$—	$—	$150
Private equity(2)	4	45	64	1,500	1,613
Forward agreements(3)	2,141	—	—	—	2,141
Unfunded lending commitments(4)	432	128	102	441	1,103
Unfunded warehousing commitments(5)	920	—	—	—	920
Total commitments	$3,597	$223	$166	$1,941	$5,927

(1)                                  In the ordinary course of business, the Company maintains certain standby resale agreement facilities that commit the Company to enter into securities purchased under agreements to resell with customers at current market rates.

(2)                                  As of September 30, 2006, the Company also had commitments to invest up to an additional $1.3 billion in consolidated private equity funds.

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

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2006

7. Leases and Commitments (Continued)

Excluded from the table above are certain commitments to originate and purchase mortgage whole loans and purchase certain other loans that qualify as derivatives. These commitments are reflected in derivatives contracts in the condensed consolidated statements of financial condition. For more information on the Company’s derivatives contracts, see Note 5.

As of September 30, 2006, the Company used $368 million in outstanding standby letters of credit to satisfy counterparty collateral requirements.

The Company had no material capital lease obligations as of September 30, 2006. For information about certain of the Company’s additional commitments, see Notes 4 and 8.

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

The following table sets forth the maximum quantifiable contingent liabilities and carrying amounts associated with guarantees covered by FIN 45 as of September 30, 2006 by maturity.

	Amount of Guarantee Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total guarantees	Carrying amounts
	(In millions)

Credit guarantees	$1	$30	$39	$460	$530	$6
Performance guarantees	44	468	—	2	514	10
Derivatives	1,814	2,871	1,355	9,292	15,332	780
Related party guarantees	—	—	—	164	164	—
Total guarantees	$1,859	$3,369	$1,394	$9,918	$16,540	$796

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

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2006

9. Net Capital Requirements

The Company’s principal wholly owned subsidiary, CS Securities, is a registered broker-dealer, registered futures commission merchant and member firm of the New York Stock Exchange, Inc.  Accordingly, CS Securities is subject to the minimum net capital requirements of the SEC and the Commodities Futures Trading Commission (“CFTC”).  Under the alternative method permitted by Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Exchange Act”), the required net capital may not be less than the greater of 2% of aggregate debit balances arising from customer transactions or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act less the market value of certain commodity options, all as defined.  Under CFTC Regulation 1.17, the required minimum net capital requirement is 8% of the total risk margin requirement (as defined) for all positions carried in customer accounts plus 4% of the total risk margin requirement (as defined) for all positions carried in non-customer accounts.  As of September 30, 2006, CS Securities’ net capital of approximately $4.4 billion was 60.1% of aggregate debit balances and in excess of the CFTC’s minimum requirement by approximately $4.2 billion.

The Company’s over-the-counter (“OTC”) derivatives dealer subsidiary, Credit Suisse Capital LLC (“CS Capital”) is also subject to the uniform net capital rule, but computes its net capital based on value at risk under Appendix F of Rule 15c3-1 under the Exchange Act. As of September 30, 2006, CS Capital’s net capital of $352 million, after allowing for market and credit risk exposure of $66 million and $388 million, respectively, was in excess of the minimum net capital requirement by $332 million. CS Capital is in compliance with the exemptive provisions of Rule 15c3-3 under the Exchange Act because the Company does not carry securities accounts for customers or perform custodial functions relating to customer securities.

As of September 30, 2006, the Company and its subsidiaries complied with all applicable regulatory capital adequacy requirements.

10. Cash and Securities Segregated Under Federal and Other Regulations

In compliance with the Commodity Exchange Act, CS Securities segregates funds deposited by customers and funds accruing to customers as a result of trades or contracts. As of both September 30, 2006 and December 31, 2005, cash and securities aggregating $2.7 billion were segregated or secured by CS Securities in separate accounts exclusively for the benefit of customers.

In accordance with the SEC’s no-action letter dated November 3, 1998, CS Securities computed a reserve requirement for the proprietary accounts of introducing broker-dealers. As of September 30, 2006 and December 31, 2005, CS Securities segregated U.S. Treasury securities aggregating $2.5 billion and $1.9 billion, respectively, on behalf of introducing broker-dealers.

In addition, CS Securities segregated U.S. Treasury securities with a market value of $7.0 billion and $3.3 billion as of September 30, 2006 and December 31, 2005, respectively, in a special reserve bank account exclusively for the benefit of customers as required by Rule 15c3-3 of the Exchange Act.

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

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2006

11. Employee Benefit Plans (Continued)

The following table presents the pension expense by component for the Company’s defined benefit pension plans and other post-retirement plans for the three and nine months ended September 30, 2006 and 2005:

	For the Three Months Ended September 30, 2006		For the Nine Months Ended September 30, 2006
	2006	2005	2006	2005
	(In millions)
Components of Net Periodic Benefit Cost:
Service cost	$6	$6	$19	$19
Interest cost	13	15	38	37
Expected return on plan assets	(14)	(14)	(40)	(42)
Amortization of loss	10	6	31	16
Net periodic benefit cost	$15	$13	$48	$30

The Company did not make payments to the qualified pension plan during the three and nine months ended September 30, 2006 and does not expect to make any payments during the remainder of the year ending December 31, 2006. The Company made payments of $8 million to the supplemental plan and the other post-retirement plans during the three and nine months ended September 30, 2006 and expects to pay a total of $2 million during the remainder of the year ending December 31, 2006.

12. Legal Proceedings

The Company has provided reserves for litigation, claims and proceedings involving the Company in accordance with SFAS No. 5, “Accounting for Contingencies.”  The Company recorded in the second quarter of 2005 a $750 million litigation charge to increase the reserve for private litigation involving Enron, certain initial public offering allocation practices, research analyst independence and other related litigation.  This charge, coupled with the charge recorded in 2002, brings the Company’s reserves for these private litigation matters to $1.0 billion after the application of settlements entered into through September 30, 2006.

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

September 30, 2006

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

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2006

13. Industry Segment and Geographic Data (Continued)

The following table sets forth selected financial information for the Company’s segments.

	Investment Banking	Asset Management	Private Banking	Elimination & Other(1)	Total
	(In millions)
For the three months ended September 30, 2006:
Net revenues excluding net interest	$1,339	$101	$56	$391	$1,887
Net interest and dividends revenue	210	6	—	2	218
Total net revenues(2)	1,549	107	56	393	2,105
Total expenses	1,276	47	74	5	1,402
Income (loss)(3)	273	60	(18)	388	703
Minority interests	—	—	—	413	413
Income (loss) after minority interests(4)	$273	$60	$(18)	$(25)	$290

For the three months ended September 30, 2005:
Net revenues excluding net interest	$1,249	$147	$60	$206	$1,662
Net interest and dividends revenue	406	2	2	8	418
Total net revenues(2)	1,655	149	62	214	2,080
Total expenses	1,126	86	72	2	1,286
Income (loss)(3)	529	63	(10)	212	794
Minority interests	—	—	—	212	212
Income (loss) after minority interests(4)	$529	$63	$(10)	$—	$582

	Investment Banking	Asset Management	Private Banking	Elimination & Other(1)	Total
	(In millions)
For the nine months ended September 30, 2006:
Net revenues excluding net interest	$4,348	$262	$188	$1,937	$6,735
Net interest and dividends revenue	745	8	—	7	760
Total net revenues(2)	5,093	270	188	1,944	7,495
Total expenses	3,622	160	231	18	4,031
Income (loss)(3)	1,471	110	(43)	1,926	3,464
Minority interests	—	—	—	1,989	1,989
Income (loss) after minority interests(4)	$1,471	$110	$(43)	$(63)	$1,475

For the nine months ended September 30, 2005:
Net revenues excluding net interest	$2,351	$455	$169	$661	$3,636
Net interest and dividends revenue	1,485	1	4	14	1,504
Total net revenues(2)	3,836	456	173	675	5,140
Total expenses	3,905	225	200	5	4,335
Income (loss)(3)	(69)	231	(27)	670	805
Minority interests	—	—	—	670	670
(Loss) income after minority interests(4)	$(69)	$231	$(27)	$—	$135

Segment assets as of September 30, 2006	$350,454	$1,688	$279	$10,478	$362,899
Segment assets as of December 31, 2005	$293,278	$1,512	$225	$2,739	$297,754

(1)                                  Related primarily to the Company’s consolidation of certain private equity funds. See Notes 1 and 3 for more information.  Also includes a limited amount of treasury costs not allocated to the Company’s segments.

(2)                                  Interest income and expense is accrued at the stated coupon rate for coupon-bearing financial instruments, and for non-coupon-bearing financial instruments, interest income is recognized by accreting the discount over the life of the instrument. For coupon-bearing financial instruments purchased at a discount or premium, the difference between interest income and expense accrued at the stated coupon rate and interest income and expense determined on an effective yield basis, which could be significant, is included in

CREDIT SUISSE (USA), INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2006

13. Industry Segment and Geographic Data (Continued)

principal transactions-net instead of interest and dividends, net, in the Company’s condensed consolidated statements of income and in net revenues excluding net interest.

(3)                                  Income (loss) before provision (benefit) for income taxes, minority interests and cumulative effect of a change in accounting principle.

(4)                                  Income (loss) before provision (benefit) for income taxes and cumulative effect of a change in accounting principle.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Credit Suisse (USA), Inc.

We have reviewed the condensed consolidated statement of financial condition of Credit Suisse (USA), Inc. and subsidiaries (the “Company”) as of September 30, 2006, the related condensed consolidated statements of income for the three and nine-month periods ended September 30, 2006 and 2005, and the related condensed consolidated statements of changes in stockholder’s equity and cash flows for the nine-month periods ended September 30, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

November 14, 2006

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

Despite a weakened residential housing market and concerns of a slowdown in the second half of 2006, the U.S. economy showed resilience during the three months ended September 30, 2006 as gross domestic product growth was moderate while gasoline prices fell and the threat of inflation eased.

After raising short-term interest rates at the last 17 consecutive meetings, the Federal Reserve held rates steady at its meetings in August and September citing a slowdown in economic growth and a decline in energy prices. The federal funds rate was 5.25% as of September 30, 2006 and June 30, 2006 compared to 4.25% as of December 31, 2005.  The yield on 10-year U.S. Treasury notes increased from 4.39% as of December 31, 2005 to 4.64% as of September 30, 2006 but declined compared to the yield of 5.15% as of June 30, 2006.

The major U.S. stock market indices reacted favorably to the Federal Reserve Board’s pause on interest rate hikes.  For the three months ended September 30, 2006, the Dow Jones Industrial Average, the Standard & Poor’s 500 stock index and the NASDAQ composite index increased 5%, 5% and 4%, respectively.  For the nine months ended September 30, 2006, the Dow Jones Industrial Average, the Standard & Poor’s 500 stock index and the NASDAQ composite index increased 9%, 7% and 2%, respectively.

The dollar value of U.S. equity and equity-related underwriting decreased for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, reflecting decreases in secondary common stock issuances and initial public offerings.  For the nine months ended September 30, 2006 the dollar value of U.S. equity and equity-related underwriting increased compared to the nine months ended September 30, 2005 primarily due to an increase in convertible securities new issuances.  The dollar value of U.S. debt underwriting increased for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005, primarily as a result of increases in investment grade, non-investment grade and asset-backed securities underwritings.  The dollar value of announced U.S. mergers and acquisitions for the three and nine months ended September 30, 2006 increased compared to the three and nine months ended September 30, 2005.   The dollar value of completed U.S. mergers and acquisitions for the three months ended September 30, 2006 decreased compared to the three months ended September 30, 2005 but increased for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

MANAGEMENT OVERVIEW

The Company recorded net income of $179 million in the third quarter of 2006 compared to $386 million in the third quarter of 2005 and net income of $980 million in the first nine months of 2006 compared to $123 million in the first nine months of 2005.  The Company’s results in the third quarter of 2006 reflected flat net revenues and a 9% increase in total expenses, and the results for the first nine months of 2006 reflected a 46% increase in net revenues and a 7% decrease in expenses.  Total expenses for the first nine months of 2006 included credits for insurance settlements for litigation and related costs of $390 million, which reduced operating expenses, and total expenses for the first nine months of 2005 included a $750 million charge to increase the reserve for certain private litigation.

The Company’s total net revenues for the third quarter of 2006 increased 1% to $2.1 billion compared to the third quarter of 2005.  Net revenues for the third quarter of 2006 include $420 million from the consolidation of certain private equity funds, compared to $214 million in the third quarter of 2005.  Net income was unaffected by this consolidation as the Company recorded offsetting minority interests and related operating expenses.  Excluding the revenues from the consolidation of these entities, net revenues declined 10%, primarily reflecting significantly lower total trading revenues offset in part by increased total investment banking revenues.  The decline in total trading revenues was mainly driven by 38% lower fixed income trading revenues, with decreases in structured, credit and interest rate products offset in part by higher commodities revenues from energy trading.  Equity trading revenues increased 5% reflecting higher revenues from advanced execution services, derivatives and convertible products and prime services partially offset by lower revenues from proprietary trading.  Total investment banking revenues increased 20%, reflecting a strong increase in debt underwriting due to underwriting revenues from syndicated loans, which was offset in part by decreases in equity underwriting and advisory and other fees that were largely driven by lower industry activity throughout much of the quarter.  The Company’s total net revenues also reflected higher interest expenses and lower private equity gains.

The Company’s total expenses for the third quarter of 2006 increased 9% to $1.4 billion compared to the third quarter of 2005, primarily due to higher other operating expenses.  The increase in other expenses primarily reflected higher legal fee accruals, increased brokerage, clearing and exchange fees in connection with higher levels of business activity and higher occupancy and equipment expense reflecting the acquisition of SPS Holdings Corp.  Compensation and benefits expenses increased slightly, with higher share-based compensation, salaries and severance partially offset by lower incentive compensation.

The Company’s total net revenues for the first nine months of 2006 increased 46% to $7.5 billion compared to the first nine months of 2005.  Net revenues for the first nine months of 2006 include $2.0 billion from the consolidation of certain private equity funds, compared to $675 million in the first nine months of 2005.  Net income was unaffected by this consolidation as the Company recorded offsetting minority interests and related operating expenses.  Excluding the revenues from the consolidation of these entities, net revenues increased 23%, mainly driven by significantly higher equity and fixed income trading and debt underwriting revenues.  Equity trading revenues increased 39% reflecting higher revenues across most businesses.  Fixed income trading revenues increased 14%, reflecting higher interest rate product revenues and commodities revenues from energy trading offset in part by weaker revenues from structured and credit products.  Debt underwriting revenues increased $568 million to $838 million, primarily from increased underwriting revenues from syndicated loans.  Advisory and other fees increased 18% reflecting higher revenues from our private funds group and higher industry-wide mergers and acquisitions activity.  Equity underwriting revenues decreased modestly.  The Company’s revenues also reflected higher interest expenses and lower private equity gains.

The Company’s total expenses for the first nine months of 2006 decreased 7% to $4.0 billion compared to the first nine months of 2005.  Total expenses for the first nine months of 2006 included credits for insurance settlements for litigation and related costs of $390 million, which reduced operating expenses.  Total expenses for the first nine months of 2005 included a $750 million charge to increase the reserve for certain private litigation.  Excluding the insurance settlements and the litigation charge, expenses increased $836 million, or 23%, primarily due to higher employee compensation and benefits expenses reflecting higher incentive and share-based compensation, salaries and head count. Excluding the insurance settlements and the litigation charge, other expenses increased significantly, primarily reflecting higher legal fee accruals, higher professional fees, increased brokerage, clearing and exchange fees in connection with higher levels of business activity and higher occupancy and equipment expense reflecting the acquisition of SPS Holdings Corp.

The Company’s alternative investments business announced a joint venture with General Electric to invest in global infrastructure assets and a strategic alliance with Ospraie Management to invest in commodities and basic industries.  These arrangements involve significant investment commitments.

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

The following table sets forth a summary of the price transparency of the Company’s financial instruments that are carried at fair value as of September 30, 2006 and December 31, 2005:

	As of September 30, 2006		As of December 31, 2005
	Quoted market prices or observable market parameters	Reduced or no observable market parameters	Quoted market prices or observable market parameters	Reduced or no observable market parameters
	(In millions)		(In millions)
Financial instruments owned
Cash products(1)	$123,357	$2,880	$101,211	$3,394
Derivatives(2)	14,220	2,587	7,658	1,841
Private equity and other long-term investments	2,352	8,594	315	3,326
Total	$139,929	$14,061	$109,184	$8,561

Financial instruments sold not yet purchased
Cash products	$37,096	$30	$36,304	$27
Derivatives(2)	13,845	952	6,155	521
Total	$50,941	$982	$42,459	$548

(1)                                  Excluded from the table above are $11,463 million and $5,835 million as of September 30, 2006 and December 31, 2005, respectively, in cash products which are carried at the lower of cost or fair value primarily consisting of commercial mortgage whole loans and originated residential mortgage whole loans.

(2)                                  Based on gross mark-to-market valuations of the Company’s derivatives prior to netting of $8,968 million and $4,414 million as of September 30, 2006 and December 31, 2005, respectively, under Financial Accounting Standards Board, or FASB, Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts (An Interpretation of Accounting Principles Board Opinion No. 10 and FASB Statement No. 105).”

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

For loans where quoted market prices are available, fair values are based on such prices.  For loans where quoted market prices are not available, fair values are based on recent disposals in the market, comparable instruments or modeling techniques.

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

For further information on the fair value of derivatives as of September 30, 2006 and December 31, 2005, see Note 5 of the condensed consolidated financial statements in Part I, Item 1.

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

The following table sets forth the fair value of our private equity and other long-term investments by category as of September 30, 2006 and December 31, 2005:

	As of September 30, 2006		As of December 31, 2005
	Fair value	Percent of total	Fair value	Percent of total
	(In millions)		(In millions)
Credit Suisse-managed funds (which includes $9,767 and $2,562 related to funds consolidated(1) as of September 30, 2006 and December 31, 2005, respectively)	$10,522	96%	$3,256	89%
Funds managed by third parties	407	3	359	10
Direct investments	17	1	26	1
Total	$10,946	100%	$3,641	100%

(1)                                  For more information on the consolidated funds as of September 30, 2006 and December 31, 2005, see Notes 3 and 4 of the condensed consolidated financial statements in Part I, Item 1.

Credit Suisse-managed funds include partnerships and related direct investments for which the Company acts as the fund’s advisor and makes investment decisions. Credit Suisse-managed funds principally invest in private securities and, to a lesser extent, publicly traded securities and fund of fund partnerships. The fair value of investments in Credit Suisse-managed fund of funds partnerships is based on the valuation received from the underlying fund manager, is reviewed by us and reflected in “Reduced or no observable market parameters” in the table above. The fair value of investments in other Credit Suisse-managed funds is based on the Company’s valuation. Balances reported in Credit Suisse-managed funds also include amounts relating primarily to the consolidation of private equity funds, which are described in further detail in Notes 3 and 4 of the condensed consolidated financial statements in Part I, Item 1. A substantial portion of the private equity funds consolidated are also reflected in “Reduced or no observable market parameters” in the table above. Funds managed by third parties include investments in funds managed by an external fund manager. The fair value of these funds is based on the valuation received from the general partner of the fund, is reviewed by us and is reflected in “Reduced or no observable market parameters” in the table above.

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

As of September 30, 2006 and December 31, 2005, we had deferred tax assets resulting from temporary differences that could reduce taxable income in future periods. The condensed consolidated statements of financial condition as of September 30, 2006 and December 31, 2005 include deferred tax assets of $1.9 billion and $1.8 billion, respectively, and deferred tax liabilities of $645 million and $602 million, respectively. Due to uncertainty concerning our ability to generate the necessary amount and mix of state and local taxable income in future periods, we maintained a valuation allowance against our deferred state and local tax assets in the amount of $36 million and $35 million as of September 30, 2006 and December 31, 2005, respectively.

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

RECENT DEVELOPMENTS

As part of a strategy to develop opportunities in the alternative investment markets, in the second quarter of 2006, Credit Suisse and General Electric Company announced their intention to form a joint venture, Global Infrastructure Partners, to invest in global infrastructure assets. In July 2006, each of Credit Suisse (through a subsidiary of the Company) and affiliates of General Electric agreed to commit, subject to certain conditions, approximately $500 million to the joint venture, which intends to invest in energy, transportation and water infrastructure worldwide. This commitment is expected to be funded by the Company, with a portion being funded in the fourth quarter of 2006.

In September 2006, Credit Suisse announced a strategic alliance with Ospraie Management, LLC, a New York-based investment management firm focused on commodities and basic industries.  The Company has committed to provide or arrange for investments of approximately $500 million with Ospraie and its affiliates in private equity-type opportunities in the commodities and basic industries sectors.  The Company has also made certain additional commitments to provide or arrange for investments of up to approximately $100 million, subject to certain conditions, in connection with future Ospraie products (with additional investments at the option of the Company).  As part of the agreement, the Company purchased a small, non-controlling interest in Ospraie and its affiliates, and has an option to purchase additional interests in Ospraie.

RESULTS OF OPERATIONS

The following table sets forth a summary of our financial results:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)
Total net revenues	$2,105	$2,080	$7,495	$5,140
Total expenses	1,402	1,286	4,031	4,335
Income before provision for income taxes, minority interests and cumulative effect of a change in accounting principle	703	794	3,464	805
Provision for income taxes	111	196	495	18
Minority interests	413	212	1,989	670
Income before cumulative effect of a change in accounting principle	179	386	980	117
Cumulative effect of a change in accounting principle, net of income tax expense of $3 in 2005	—	—	—	6
Net income	$179	$386	$980	$123

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

We use derivatives and cash instruments to economically hedge the interest rate exposure associated with commercial mortgage whole loans, originated residential mortgage whole loans, resale and repurchase agreements and long-term borrowings.  These derivatives and cash instruments are carried at fair value, while the commercial mortgage whole loans and originated residential mortgage whole loans are carried at the lower of cost or fair value and the resale and repurchase agreements are carried at contract amounts.  As a result, decreases in the value of the derivatives and cash instruments, if any, are not offset by increases in the value of the commercial mortgage whole loans and originated residential whole loans until the loans are sold and increases and decreases in the value of the derivatives and cash instruments, if any, are not offset by decreases and increases in the value of the resale and repurchase agreements until the securities are sold or repurchased. In addition, we have certain derivatives that economically hedge our long-term borrowings that were not designated for hedge accounting treatment under Statement of Financial Accounting Standards, or SFAS, No. 133 “Accounting for Derivatives Interest and Hedging Activities,” or SFAS 133. Increases and decreases in the value of the derivatives that economically hedge our long-term borrowings are not offset by decreases and increases in our long-term borrowings.  Commercial mortgage whole loans, originated residential mortgage whole loans, resale and repurchase agreements and economically hedged long-term borrowings can be a significant part of our statement of financial condition. Therefore, our net revenues are subject to volatility from period to period.

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

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The Company recorded net income of $179 million for the three months ended September 30, 2006 compared to $386 million for the three months ended September 30, 2005, reflecting relatively flat net revenues and an increase in expenses.

Total net revenues increased $25 million, or 1%, to $2.1 billion for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, resulting from increases in principal transactions-net, investment banking and advisory revenues, commissions and fees and other revenues partially offset by a decrease in net interest and dividends revenue.  The increase in principal transactions-net was primarily due to higher revenues from the consolidation of certain private equity funds and increased revenues from equity trading partially offset by decreases in revenues from fixed income trading.  Investment banking and advisory revenues increased due to higher debt underwriting revenues partially offset by lower equity underwriting revenues and advisory fees. Commissions and fees were higher reflecting growth in our advanced execution services business, higher commissions from prime services and higher management fees from our private equity business.  Net interest and dividend revenues decreased primarily due to higher short-term borrowing costs associated with our trading business.

The Company allocates most revenues and expenses to its segments. Any revenues and expenses not allocated appear in Elimination & Other in Note 13 to the condensed consolidated financial statements in Part I, Item 1.  For the three months ended September 30, 2006 and 2005, Elimination & Other primarily included revenues and expenses that result from the consolidation of certain private equity funds. Elimination & Other also included a limited amount of treasury costs not allocated to the Company’s segments.  The Company’s consolidation of certain private equity funds resulted in an increase in net revenues of $420 million and $214 million, respectively, and an increase in total expenses of $5 million and $2 million, respectively, for the three months ended September 30, 2006 and 2005.  Excluding the increases attributable to the consolidation of certain private equity funds, total net revenues decreased 10%.  As of September 30, 2006, the Company’s condensed consolidated statement of financial condition reflected assets and liabilities of $10.5 billion due to the consolidation of certain private equity funds, including $6.7 billion as required by Emerging Issues Task Force, or EITF, Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”, or EITF 04-5.   See Notes, 1, 3 and 13 of the condensed consolidated financial statements in Part I, Item 1 for more information.

Total expenses increased $116 million, or 9%, to $1.4 billion for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 primarily due to higher other operating expenses.  Employee compensation and benefits expenses increased $10 million, or 1%, to $969 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, reflecting higher share-based compensation, base salaries and severance partially offset by lower incentive compensation.  Included in employee compensation expense is $24 million and $54 million for the three months ended September 30, 2006 and 2005, respectively, related to business activities conducted by Company employees on behalf of CSG affiliates outside of the Company.  These expenses were charged to these affiliates and are reflected as a reduction in our other operating expenses.  Other expenses increased $106 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 primarily as a result of increases in other operating expenses, brokerage, clearing and exchange fees and occupancy and equipment rental expenses.  See “—Segment Expenses.”

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The Company recorded net income of $980 million for the nine months ended September 30, 2006 compared to $123 million for the nine months ended September 30, 2005, reflecting a significant increase in net revenues and a decrease in expenses.

Total net revenues increased $2.4 billion, or 46%, to $7.5 billion for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, resulting from significant increases in principal transactions-net and investment banking and advisory revenues and increases in commissions and fees and other revenues partially offset by a significant decrease in net interest and dividends revenue.  The increase in principal transactions-net was primarily due to higher revenues from the consolidation of certain private equity funds and equity and fixed income trading partially offset by decreases in revenues from our private equity business and losses from swaps that economically hedged our long-term borrowings that were not designated for hedge accounting treatment under SFAS 133.  Investment banking and advisory revenues increased due to higher debt underwriting and advisory fees. Commissions and fees were higher reflecting growth in our advanced execution services business, higher management fees from our private equity business and higher commissions from our listed derivatives business.  Net interest and dividend revenues decreased primarily due to higher short-term borrowing costs associated with our trading business.

For the nine months ended September 30, 2006 and 2005, Elimination & Other primarily included revenues and expenses that result from the consolidation of certain private equity funds. Elimination & Other also included a limited amount of treasury costs not allocated to the Company’s segments.  The Company’s consolidation of certain private equity funds resulted in an increase in net revenues of $2.0 billion and $675 million, respectively, and an increase in total expenses of $18 million and $5 million, respectively, for the nine months ended September 30, 2006 and 2005.  Excluding the increases attributable to the consolidation of certain private equity funds, total net revenues increased 23%.  As of September 30, 2006, the Company’s condensed consolidated statement of financial condition reflected assets and liabilities of $10.5 billion due to the consolidation of certain private equity funds, including $6.7 billion as required by EITF 04-5.   See Notes, 1, 3 and 13 of the condensed consolidated financial statements in Part I, Item 1 for more information.

Total expenses decreased $304 million, or 7%, to $4.0 billion for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.  Total expenses for the nine months ended September 30, 2006 included insurance settlements for litigation and related costs totaling $390 million, which reduced other operating expenses.  Total expenses for the nine months ended September 30, 2005 included a $750 million charge to increase the reserve for certain private litigation.  Excluding the insurance settlements and the litigation charge, expenses increased $836 million, or 23%, to $4.4 billion primarily due to higher employee compensation and benefits expenses.  Employee compensation and benefits expenses increased by $554 million, or 21%, to $3.2 billion for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, reflecting higher incentive compensation, share-based compensation, base salaries and head count.  Included in employee compensation expense is $83 million and $159 million for the nine months ended September 30, 2006 and 2005, respectively, related to business activities conducted by Company employees on behalf of CSG affiliates outside of the Company.  These expenses were charged to these affiliates and are reflected as a reduction in our other operating expenses.  Other expenses decreased $858 million, or 51%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Excluding the insurance settlements and the litigation charge, other expenses increased $282 million, or 30%, to $1.2 billion primarily as a result of increases in other operating expenses, professional fees, brokerage, clearing and exchange fees and occupancy and equipment rental expenses.  See “—Segment Expenses.”

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

The following table sets forth certain financial information of the Company’s Investment Banking segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)
Revenues:
Principal transactions-net	$439	$490	$1,483	$338
Investment banking and advisory	581	495	1,909	1,219
Commissions	281	247	870	757
Interest and dividends, net of interest expense	210	406	745	1,485
Other	38	17	86	37
Total net revenues	1,549	1,655	5,093	3,836
Total expenses	1,276	1,126	3,622	3,905
Income (loss)(1)	$273	$529	$1,471	$(69)

(1)                                  Income (loss) before provision (benefit) for income taxes, minority interests and cumulative effect of a change in accounting principle.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The Investment Banking segment recorded income before provision for income taxes, minority interests and the cumulative effect of a change in accounting principle of $273 million for the three months ended September 30, 2006 compared to $529 million for the three months ended September 30, 2005, reflecting a decrease in net revenues and an increase in expenses.  Total net revenues decreased $106 million, or 6%, to $1.5 billion for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, reflecting lower revenues from trading partially offset by higher revenues from investment banking and other investment banking.

Nine months ended September 30, 2006 Compared to Nine months ended September 30, 2005

The Investment Banking segment recorded income before provision for income taxes, minority interests and the cumulative effect of a change in accounting principle of $1.5 billion for the nine months ended September 30, 2006 compared to a loss before benefit for income taxes, minority interests and cumulative effect of a change in accounting principle of $69 million for the nine months ended September 30, 2005, reflecting a significant increase in net revenues and a decrease in expenses.  Total net revenues increased $1.3 billion, or 33%, to $5.1 billion for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, reflecting higher revenues from trading and investment banking. Total expenses for Investment Banking for the nine months ended September 30, 2006 included insurance settlements for litigation and related costs of $390 million, which reduced expenses.  Total expenses for Investment Banking for the nine months ended September 30, 2005 included a $750 million charge to increase the reserve for certain private litigation.  See “—Segment Expenses.”

Trading

In evaluating the performance of its trading activities, the Company aggregates principal transactions-net, commissions, net interest and dividends revenue and certain servicing fees recorded in other revenues as net trading revenues.  Changes in the composition of trading inventories and hedge positions can cause principal transactions and net interest income to vary from period to period.

The following table sets forth net trading revenues of the Investment Banking segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)
Equity	$427	$406	$1,311	$940
Fixed Income	516	836	2,062	1,801
Total Trading(1)	$943	$1,242	$3,373	$2,741

(1)                                  Revenues reflect the allocation of certain net revenues and interest expense from the Global Treasury department to trading. For the three months ended September 30, 2006 and 2005, the amount was $199 million and $90 million of income, respectively. For the nine months ended September 30, 2006 and 2005, the amount was $478 million and $168 million of income, respectively. See “—Results by Segment” above.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Total net trading revenues for the Investment Banking segment decreased $299 million, or 24%, to $943 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, due to a significant decrease in fixed income net trading revenues and a modest increase in equity net trading revenues. Net revenues reflected higher allocated net revenues and interest expense from the Global Treasury department due to higher borrowing costs.

Equity net trading revenues increased 5% to $427 million reflecting higher revenues from advanced execution services as this business continues to grow as well as higher revenues from derivative and convertible products and prime services.  These increases were partially offset by lower revenues from proprietary trading.

Fixed income net trading revenues decreased 38% to $516 million, reflecting a significant decrease in revenues from structured products and decreases in revenues from credit products and interest rate products partially offset by higher revenues from commodities.  The decrease in structured products net trading revenues was due to lower revenues from residential and commercial mortgage-backed products and asset-backed products despite an increase in revenues as a result of our acquisition of SPS Holdings Corp. In addition, during the three months ended September 30, 2005, Investment Banking changed its estimate of fair value of its retained interests in residential mortgage-backed securities resulting in a $167 million adjustment to the valuation of these positions, which increased revenues. Credit products revenues were lower primarily due to lower results from leveraged finance.  The decrease in revenues from interest rate products primarily reflected losses on derivatives that hedged certain resale and repurchase agreements and losses on certain OTC derivatives.  Commodities revenues grew as we continue to expand this business.  Included in fixed income trading revenues are commercial and residential mortgage-backed underwriting revenues.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Total net trading revenues for the Investment Banking segment increased $632 million, or 23%, to $3.4 billion for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, due to increases in equity and fixed income net trading revenues. Net revenues reflected higher allocated net revenues and interest expense from the Global Treasury department due to higher borrowing costs.

Equity net trading revenues increased 39% to $1.3 billion reflecting higher revenues across most of our equity business including convertibles, which had losses during the nine months ended September 30, 2005 due to reduced liquidity and low volatility. Revenues from proprietary trading were higher.  Revenues from prime services were also higher as this business continues to grow.  Revenues from our cash business were flat.

Fixed income net trading revenues increased 14% to $2.1 billion, reflecting increases in revenues from interest rate products and commodities partially offset by lower revenues from structured products and credit products.  The increase in revenues from interest rate products primarily reflected gains on derivatives that hedged certain resale and repurchase agreements as well as higher revenues from listed derivatives and U.S. government bonds.  Commodities contributed to the growth in revenues as we continue to expand this business.  The decrease in structured products net trading revenues was due to lower revenues from asset-backed and residential mortgage-backed products reflecting the fact that during the nine months ended September 30, 2005, Investment Banking changed its estimate of fair value of its retained interests in residential mortgage-backed securities resulting in a $167 million adjustment to the valuation of these positions, which increased revenues. Credit products revenues were down primarily due to lower revenues from high grade preferred securities and leveraged finance products.

Investment Banking

The following table sets forth the investment banking revenues for the Investment Banking segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)
Debt underwriting	$251	$89	$838	$270
Equity underwriting	54	119	261	268
Total underwriting	305	208	1,099	538
Advisory and other fees	220	229	633	536
Total investment banking	$525	$437	$1,732	$1,074

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Investment banking revenues increased 20% to $525 million, reflecting an increase in debt underwriting partially offset by decreases in equity underwriting and advisory and other fees. For the three months ended September 30, 2006, debt underwriting revenues increased $162 million to $251 million compared to the three months ended September 30, 2005, primarily due to an increase in underwriting revenues from syndicated loans reflecting the fact that on January 1, 2006, we began to conduct certain syndicated loan activities that were previously conducted by a branch of Credit Suisse outside of our consolidated group.  High-yield underwriting revenues were also higher reflecting an industry-wide increase in high-yield issuance activity. Equity underwriting revenues decreased 55% to $54 million reflecting lower industry-wide equity issuance activity.  Advisory and other fees decreased 4% to $220 million reflecting an industry-wide decline in completed mergers and acquisitions partially offset by higher revenues from our private funds group.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Investment banking revenues increased 61% to $1.7 billion, reflecting increases in debt underwriting and advisory and other fees. For the nine months ended September 30, 2006, debt underwriting revenues increased $568 million compared to the nine months ended September 30, 2005 to $838 million, primarily due to an increase in underwriting revenues from syndicated loans reflecting the fact that on January 1, 2006, we began to conduct certain syndicated loan activities that were previously conducted by a branch of Credit Suisse outside of our consolidated group.  Debt underwriting revenues were also higher reflecting higher asset-backed and high-yield underwriting revenues.  Advisory and other fees increased 18% to $633 million reflecting higher revenues from our private funds group and higher industry-wide completed mergers and acquisitions activity. Equity underwriting revenues decreased 3% to $261 million reflecting modest decreases in common stock and convertible underwriting revenues despite an industry-wide increase.

Other Investment Banking

Other investment banking revenues primarily consist of the results for certain separately managed private equity, distressed and real estate assets and gains and losses on swaps that economically hedge our long-term borrowings that were not designated for hedge accounting treatment under SFAS 133.

The following table sets forth other investment banking revenues:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)
Separately managed private equity and distressed assets	$23	$(11)	$20	$42
Other	58	(13)	(32)	(21)
Total other investment banking	$81	$(24)	$(12)	$21

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Other investment banking had net revenues of $81 million for the three months ended September 30, 2006 compared to negative net revenues of $24 million for the three months ended September 30, 2005, reflecting gains on swaps that economically hedge our long-term borrowings that were not designated for hedge accounting treatment under SFAS 133 and higher revenues from certain separately managed private equity, real estate and distressed assets.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Other investment banking had negative net revenues of $12 million for the nine months ended September 30, 2006 compared to net revenues of $21 million for the nine months ended September 30, 2005, reflecting losses on swaps that economically hedge our long-term borrowings that were not designated for hedge accounting treatment under SFAS 133, and lower revenues from certain separately managed private equity and real estate assets and losses from certain separately managed distressed assets.

Asset Management

The Asset Management segment primarily consists of the private equity business.  The private equity business makes privately negotiated investments and acts as an investment manager for private equity funds.

The following table sets forth certain financial information of the Company’s Asset Management segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)
Revenues:
Principal transactions-net	$49	$109	$123	$339
Asset management and other fees	52	36	137	110
Interest and dividends, net of interest expense	6	2	8	1
Other	—	2	2	6
Total net revenues	107	149	270	456
Total expenses	47	86	160	225
Income(1)	$60	$63	$110	$231

(1)                                  Income before provision for income taxes, minority interests and cumulative effect of a change in accounting principle.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues for Asset Management primarily consist of management fees, net investment gains and losses, which include realized and unrealized gains and losses, including carried interest, net interest and other revenues from the private equity business.  The Asset Management segment recorded income before provision for income taxes, minority interests and cumulative effect of a change in accounting principle of $60 million for the three months ended September 30, 2006 compared to $63 million for the three months ended September 30, 2005.  Total net revenues decreased $42 million, or 28%, to $107 million, primarily due to lower principal transactions-net from our private equity business, which had significant gains during the three months ended September 30, 2005, partially offset by higher management fees due to new private equity funds managed by the Company.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The Asset Management segment recorded income before provision for income taxes, minority interests and cumulative effect of a change in accounting principle of $110 million for the nine months ended September 30, 2006 compared to $231 million for the nine months ended September 30, 2005.  Total net revenues decreased $186 million, or 41%, to $270 million, primarily due to significantly lower principal transactions-net from our private equity business, which had significant gains during the nine months ended September 30, 2005, partially offset by higher management fees due to new private equity funds managed by the Company.

Private Banking

The Private Banking segment consists of the private client services business in the United States.  Private client services is a financial advisory business serving high-net-worth individuals and corporate investors with a wide range of Credit Suisse and third-party investment management products and services.

The following table sets forth certain financial information of the Company’s Private Banking segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)
Revenues:
Principal transactions-net	$2	$11	$24	$33
Investment banking and advisory	2	8	12	12
Asset management and other fees	52	41	152	124
Interest and dividends, net of interest expense	—	2	—	4
Total net revenues	56	62	188	173
Total expenses	74	72	231	200
Loss (1)	$(18)	$(10)	$(43)	$(27)

(1)                                  Loss before benefit for income taxes, minority interests and cumulative effect of a change in accounting principle.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The Private Banking segment reported a loss before benefit for income taxes, minority interests and cumulative effect of a change in accounting principle of $18 million for the three months ended September 30, 2006 compared to a loss of $10 million for the three months ended September 30, 2005, reflecting an increase in total expenses and a decrease in net revenues.  Net revenues for Private Banking decreased 10% to $56 million, reflecting lower investment banking revenues.

Nine months ended September 30, 2006 Compared to Nine months ended September 30, 2005

The Private Banking segment reported a loss before benefit for income taxes, minority interests and cumulative effect of a change in accounting principle of $43 million for the nine months ended September 30, 2006 compared to a loss of $27 million for the nine months ended September 30, 2005, reflecting an increase in total expenses that exceeded the increase in net revenues.  Net revenues for Private Banking increased 9% to $188 million, primarily due to higher commissions as a result of higher volume and from our acquisition of Frye Louis Capital Management, Inc., on January 1, 2006 from our indirect parent Credit Suisse.

Segment Expenses

The normal operating cost structure of each of our segments is similar and, consequently, the discussion of expenses is presented on an aggregate basis for our segments. For information on expenses that are not allocated to the Company’s segments, see “—Results of Operations” and Note 13 of the condensed consolidated financial statements in Part I, Item 1.

The following table sets forth employee compensation and benefits expenses, other expenses and total expenses of the Company’s segments and does not include expenses not allocated to the segments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)
Employee compensation and benefits	$969	$959	$3,198	$2,644
Other expenses	428	325	815	1,686
Total expenses	$1,397	$1,284	$4,013	$4,330

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Total expenses increased $113 million, or 9%, to $1.4 billion for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 primarily due to higher other operating expenses. Employee compensation and benefits expense increased $10 million, or 1% to $969 million primarily due to higher share-based compensation, base salaries and severance partially offset by lower incentive compensation.  Included in employee compensation and benefits expense is $24 million and $54 million for the three months ended September 30, 2006 and 2005, respectively, related to business activities conducted by Company employees on behalf of CSG affiliates outside of the Company.  These expenses were charged to these affiliates and are reflected as a reduction in our other operating expenses.

Other expenses consist principally of occupancy and equipment rental; brokerage, clearing and exchange fees; communications; professional fees; and all other operating expenses. Other expenses increased $103 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 primarily as a result of increases in other operating expenses, brokerage, clearing and exchange fees and occupancy and equipment rental expenses.  The increase in other operating expenses primarily reflected higher accruals for legal fees and lower expenses charged to affiliates that are reflected as a reduction in our other operating expenses. The decrease in expenses charged to affiliates reflected our commencement of certain syndicated loan activities that were previously conducted by a branch of Credit Suisse outside of our consolidated group.  Brokerage, clearing and exchange fees increased due to higher levels of business activity.  The increase in occupancy and equipment rental reflected higher depreciation and amortization as a result of our acquisition of SPS Holdings Corp.  Excluding the impact of the charge to affiliates for compensation expense, other operating expenses increased 19%.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Total expenses decreased $317 million, or 7%, to $4.0 billion for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.  Total expenses for the nine months ended September 30, 2006 included insurance settlements for litigation and related costs totaling $390 million.  Total expenses for the nine months ended September 30, 2005 included a $750 million charge to increase the reserve for certain private litigation.  Excluding the insurance settlements and the litigation charge, total expenses increased $823 million, or 23%, to $4.4 billion primarily due to higher employee compensation and benefits expenses reflecting higher incentive compensation, share-based compensation, base salaries and head count.  Employee compensation and benefits expense increased $554 million, or 21%, to $3.2 billion. Included in employee compensation and benefits expense is $83 million and $159 million for the nine months ended September 30, 2006 and 2005, respectively, related to business activities conducted by Company employees on behalf of CSG affiliates outside of the Company.  These expenses were charged to these affiliates and are reflected as a reduction in our other operating expenses.

Other expenses decreased $871 million, or 52%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Other expenses for the nine months ended September 30, 2006 included insurance settlements for litigation and related costs totaling $390 million, which reduced other operating expenses.  Other expenses for the nine months ended September 30, 2005 included a $750 million charge to increase the reserve for certain private litigation.  Excluding the insurance settlements and the litigation charge, other expenses increased $269 million, or 29%, to $1.2 billion primarily as a result of increases in other operating expenses, professional fees, brokerage, clearing and exchange fees, and occupancy and equipment rental expenses.  The increase in other operating expenses primarily reflected higher accruals for legal fees and lower expenses charged to affiliates that are reflected as a reduction in our other operating expenses. The decrease in expenses charged to affiliates reflected our commencement of certain syndicated loan activities that were previously conducted by a branch of Credit Suisse outside of our consolidated group.  Professional fees and brokerage, clearing and exchange fees increased due to higher levels of business activity.  The increase in occupancy and equipment rental reflected higher depreciation and amortization as a result of our acquisition of SPS Holdings Corp.  Excluding the charge to affiliates for compensation expense, the insurance settlements and the litigation charge, other operating expenses increased 18%.

Provision for Taxes

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The provision for income taxes for the nine months ended September 30, 2006 was $495 million compared to a provision of $18 million for the nine months ended September 30, 2005. Excluded from the provision for income taxes for the nine months ended September 30, 2005 was an income tax expense of $3 million related to our adoption of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” and SFAS No. 123 (Revised 2004), “Share-Based Payment,” or SFAS 123R.

The effective tax rate for the nine months ended September 30, 2006 and 2005 was a provision of 14.3% and 2.3%, respectively, which is not meaningful because of the significant non-taxable revenues from certain private equity funds we consolidate.  The effective tax rate excluding the non-taxable revenues from certain private equity funds we consolidate for the nine months ended September 30, 2006 and 2005 was a provision of 33.6% and 13.6%, respectively. The increase in the effective tax rate was due to the significantly higher pre-tax earnings in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This significant increase in pre-tax earnings reduced the effect of permanent differences and resulted in a greater proportion of taxable income as compared to the nine months ended September 30, 2005.

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

The Global Treasury department is responsible for the day-to-day management of capital, liquidity and funding, as well as relationships with regulators and creditor banks on these and other issues. Working jointly with the Global Investor Relations department, it also maintains regular contact with rating agencies and fixed income investors. See “Liquidity Risk” in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 for more information.

Liquidity Management Organization

We are an indirect subsidiary of Credit Suisse, a Swiss bank. Consequently, our liquidity management structure operates at two levels, the “Non-Bank Franchise” and the “Bank Franchise.”  See “—Balance Sheet and Funding.”

First, at the holding company level, the “Non-Bank Franchise,” where access to parent bank funding is limited, we aim to maintain sufficient liquidity so that in the event that we are unable to access the unsecured capital markets, we have cash and liquid assets sufficient to repay maturing liabilities for a minimum period of one year. When assessing the amount of cash and liquid assets, we take account of the regulatory restrictions that limit the amount of cash that could be distributed upstream by our principal broker-dealer subsidiaries, Credit Suisse Securities (USA) LLC, or CS Securities, and Credit Suisse Capital LLC, or CS Capital, which hold over approximately 83% of our consolidated assets.

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

Balance Sheet and Funding

The majority of our assets are held in our broker-dealer subsidiaries and comprise a substantial portion of the Bank Franchise. These assets – principally trading inventories in our Investment Banking business – are funded by a combination of collateralized short-term borrowings, which include securities sold under agreements to repurchase and securities loaned, as well as unsecured loans from Credit Suisse, the central funding entity of the Bank Franchise. Significant portions of our assets held in the Bank Franchise are highly liquid, with the majority consisting of securities inventories and collateralized receivables, which fluctuate depending on the levels of proprietary trading and customer business. Collateralized receivables consist primarily of securities purchased under agreements to resell and securities borrowed, both of which are primarily secured by U.S. government and agency securities and marketable corporate debt and equity securities. In addition, we have significant receivables from customers, brokers, dealers and others, which turn over frequently. To meet client needs as a securities dealer, we carry significant levels of trading inventories.

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

Because of changes relating to customer needs, economic and market conditions and proprietary trading and other strategies, our total assets, or the individual components of total assets, may vary significantly from period to period. As of September 30, 2006 and December 31, 2005, our total assets were $362.9 billion and $297.8 billion, respectively.

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

As of September 30, 2006, we estimate that the Non-Bank Franchise held cash, other liquidity reserves and marginable assets, net of haircuts, of approximately $7.9 billion versus estimated maturing obligations and commitments out to one year of $4.7 billion. Also, as of September 30, 2006, we estimate that the Bank Franchise held cash, other liquidity reserves and marginable assets, net of haircuts, of approximately $126.6 billion versus estimated maturing obligations, commitments and contingent funding requirements out to 120 days of $105.5 billion.

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

Our cash capital as of September 30, 2006 totaled $51.1 billion compared with $42.2 billion as of December 31, 2005. The increase in cash capital of $8.9 billion was primarily due to the increases in long-term debt and retained earnings. As of September 30, 2006, cash capital was substantially in excess of our cash capital requirements.

Contractual Obligations and Commitments

The following table sets forth future cash payments on our contractual obligations pursuant to long-term borrowings, operating leases and purchase obligations as of September 30, 2006:

	Contractual Obligations Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
	(In millions)
Long-term borrowings	$2,797	$14,240	$7,764	$15,597	$40,398
Operating leases	157	296	278	908	1,639
Purchase obligations(1)	53	63	38	13	167
Total contractual obligations	$3,007	$14,599	$8,080	$16,518	$42,204

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

Our long-term borrowings are unsecured. As of September 30, 2006, the weighted average maturity of our long-term borrowings was approximately 4.8 years. Our lease obligations are primarily for our principal offices in New York City and other locations. The operating lease obligations in the table above do not reflect $292 million in sublease revenue and $533 million of executory costs such as insurance, maintenance and taxes. We had no material capital lease obligations as of September 30, 2006.

We have commitments under a variety of arrangements that are not recorded as liabilities in our condensed consolidated statements of financial condition. These commitments are in addition to guarantees and other arrangements discussed in “—Off-Balance Sheet Arrangements.” The following table sets forth certain of our commitments, including the current portion as of September 30, 2006:

	Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total commitments
	(In millions)
Standby resale agreements(1)	$100	$50	$—	$—	$150
Private equity(2)	4	45	64	1,500	1,613
Forward agreements(3)	2,141	—	—	—	2,141
Unfunded lending commitments(4)	432	128	102	441	1,103
Unfunded warehousing commitments(5)	920	—	—	—	920
Total commitments	$3,597	$223	$166	$1,941	$5,927

(1)                                 In the ordinary course of business, we maintain certain standby resale agreement facilities that commit us to enter into securities purchased under agreements to resell with customers at current market rates.

(2)                                  As of September 30, 2006 we had commitments to invest up to an additional $1.3 billion in consolidated private equity funds.

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

Excluded from the table above are certain commitments to originate and purchase mortgage whole loans and purchase certain other loans that qualify as derivatives. These commitments are reflected in derivatives contracts in the condensed consolidated statements of financial condition. For more information on our derivatives contracts, see Note 5 of the condensed consolidated financial statements in Part I, Item 1.

The following table sets forth our commercial paper and other short-term unsecured borrowings:

	September 30, 2006	December 31, 2005
	(In millions)
Bank loans	$858	$263
Commercial paper	1,275	1,298
Loans from affiliates(1)	20,224	12,093
Total	$22,357	$13,654

(1)                                  We have significant financing transactions with Credit Suisse and certain of its subsidiaries and affiliates. See “—Related Party Transactions” and Note 2 of the condensed consolidated financial statements in Part I, Item 1.

Credit Facilities

As of September 30, 2006, CS Securities maintained with third parties five 364-day committed secured revolving credit facilities totaling $2.2 billion, with one facility for $500 million maturing in February 2007, one facility for $500 million maturing in March 2007, one facility for $500 million maturing in July 2007, one facility for $200 million maturing in August 2007 and one facility for $500 million maturing in November 2007. We expect to renew these facilities as they mature. These facilities require CS Securities to pledge unencumbered marketable securities to secure any borrowings.  Borrowings under each facility would bear interest at short-term rates related to either the Federal Funds rate or LIBOR and can be used for general corporate purposes. The facilities contain customary covenants that we believe will not impair our ability to obtain funding. As of September 30, 2006, no borrowings were outstanding under any of the facilities.  We may from time to time enter into additional secured revolving credit facilities as part of our liquidity management.

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

Under our $5.0 billion Euro medium-term note program, which was established in July 2001 and allows us to issue notes from time to time, we had as of November 13, 2006 $1.2 billion available for issuance.

For the nine months ended September 30, 2006, we issued $10 billion in senior notes, $82 million in medium-term notes and $153 million in structured notes and we repaid approximately $2.3 billion of senior notes, $1.5 billion of medium-term notes and $17 million of structured notes.

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

Because a significant portion of our OTC derivatives arrangements are with affiliates, the amount of collateral that we would have been required to post pursuant to such contracts in the event of a one-notch downgrade of our senior long-term debt credit rating was not material as of September 30, 2006.

As of November 13, 2006, our ratings and ratings outlooks were as follows:

	Long-Term Debt	Commercial Paper	Outlook

Fitch Ratings	AA-	F-1+	Stable
Moody’s Investors Service	Aa3	P-1	Stable
Standard & Poor’s	AA-	A-1+	Stable

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

Regulated Subsidiaries

Our principal wholly owned subsidiary, CS Securities, is a registered broker-dealer, registered futures commission merchant and member firm of the New York Stock Exchange.  Accordingly, CS Securities is subject to the minimum net capital requirements of the SEC and the Commodities Futures Trading Commission, or CFTC.  Under the alternative method permitted by SEC Rule 15c3-1, the required net capital may not be less than the greater of 2% of aggregate debit balances arising from customer transactions or 4% of the funds required to be segregated pursuant to the Commodity Exchange Act less the market value of certain commodity options, all as defined.  Under CFTC Regulation 1.17, the required minimum net capital requirement is 8% of the total risk margin requirement (as defined) for all positions carried in customer accounts plus 4% of the total risk margin requirement (as defined) for all positions carried in non-customer accounts.  As of September 30, 2006, CS Securities’ net capital of approximately $4.4 billion was 60.1% of aggregate debit balances and in excess of the minimum requirement by approximately $4.2 billion.

Our OTC derivatives dealer subsidiary, CS Capital, is also subject to the uniform net capital rule, but computes its net capital requirements based on value at risk pursuant to Appendix F of Rule 15c3-1. As of September 30, 2006, CS Capital’s net capital of $352 million, after allowing for market and credit risk exposure of $66 million and $388 million, respectively, was in excess of the minimum net capital requirement by $332 million. CS Capital operates pursuant to the (k)(2)(ii) exemptive provisions of Rule 15c3-3 of the Exchange Act and accordingly, all customer transactions are cleared through CS Securities on a fully disclosed basis.

As of September 30, 2006, our subsidiaries complied with all applicable regulatory capital adequacy requirements.

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

For the Nine Months Ended September 30, 2006

Cash and cash equivalents increased $855 million to $1.7 billion as of September 30, 2006.  Cash used in operating activities was $16.5 billion.  The change in cash used in operating activities reflected a net increase in operating assets relative to operating liabilities of $18.3 billion, which occurred in the normal course of operations as a result of changes in customer needs, market conditions and proprietary trading and other strategies.

Cash of $3.5 billion was used in investing activities.  The Company provided funding to affiliates, resulting in increases in receivables from parent and affiliates of $3.2 billion.

Cash provided by financing activities was $20.9 billion. The changes are due to increases in long-term borrowings of $10.2 billion, $5.7 billion in net collateralized financing arrangements and $8.7 billion in short-term borrowings used primarily to fund normal operating activities, provide funding to affiliates as part of the Company’s investing activities and repay $3.7 billion in long-term borrowings.

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

Cash of $1.1 billion was used in investing activities, primarily reflecting an increase in funding to affiliates.  The Company provided funding to affiliates, resulting in increases in receivables from parent and affiliates of $1.0 billion.

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

These QSPEs are generally sponsored by our subsidiaries. Our principal broker-dealer subsidiary, CS Securities, underwrites and makes markets in these mortgage-backed and asset-backed securities. Under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125,” or SFAS 140, assets and liabilities transferred to a QSPE are not included in a transferor’s financial statements except when SFAS 140 sale and QSPE criteria are not met. Our mortgage-backed and asset-backed securitization activities are generally structured to use QSPEs.

As of September 30, 2006, we held encumbered mortgage loans totaling $995 million related to securitization transactions that did not qualify for sale accounting treatment under paragraph 40b of SFAS 140.  Prior to securitization, such encumbered loans were accounted for in financial instruments owned; however, due to the transfer of legal title in the form of a pledge in the securitization, these loans have been reclassified to Other assets and deferred amounts in the condensed consolidated statement of financial condition.  Cash amounts received in payment upon transfer for such loans are accounted for as secured borrowings and are recorded in Other liabilities in the condensed consolidated statements of financial condition.  Also included in Other assets and Other liabilities as of September 30, 2006 was $4.6 billion in VIEs that were consolidated under FSP FIN 46(R)-6 related to securitization transactions that did not qualify for sale accounting treatment under SFAS 140, and were similarly encumbered.

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

We purchase loans and other debt obligations from and on behalf of clients primarily for the purpose of securitization. The loans and other debt obligations may be sold by us to affiliates for warehousing prior to being transferred by affiliates, to VIEs that issue CDOs. CDOs are securities backed by the assets transferred to the VIE and pay a return based on the returns on those assets.  Investors typically have recourse to the assets in the CDO VIE.  The investors and the CDO VIE have no recourse to the Company’s assets. CS Securities structures, underwrites and makes a market in these CDOs, and we may have retained interests in these CDOs in connection with CS Securities’ underwriting and market-making activities. We engage in these CDO transactions to meet the needs of clients, to earn fees and to sell financial assets.  These CDO transactions do not provide a material source of our liquidity, capital resources or credit risk or market risk support.

Our mortgage-backed and asset-backed securitization activities are generally structured to use QSPEs, and the assets and liabilities transferred to QSPEs are not included in our financial statements except when SFAS 140 sale and QSPE criteria are not met.

Financial Accounting Standards Board Interpretation, or FIN, No. 46, “Consolidation of Variable Interest Entities,” or FIN 46, requires us to consolidate all VIEs for which we are the primary beneficiary, which is defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both.  In December 2003, the FASB modified FIN 46, through the issuance of FIN 46R, to address various implementation issues that had arisen since the issuance of FIN 46 and to provide companies the option to defer the adoption of FIN 46 for certain VIEs to periods ending after March 15, 2004.  As of September 30, 2006 and December 31, 2005, we consolidated CDO VIEs and certain other VIEs for which we are the primary beneficiary.  As of September 30, 2006 and December 31, 2005, we recorded $5.4 billion and $673 million, respectively, representing the carrying amount of the consolidated assets of these CDO VIEs and other VIEs that are collateral for the VIE obligations. We also have interests in CDO VIEs that are not required to be consolidated because we are not the primary beneficiary.

We consolidate certain private equity funds that are managed by us. See Notes 1 and 3 of the condensed consolidated financial statements in Part I, Item 1.

In connection with our acquisition of Guilford Holding Corporation in May 2006, we have consolidated certain tax credit funds resulting in an increase in assets and liabilities of $311 million as of September 30, 2006. The consolidation of these tax credit funds did not have an impact on the condensed consolidated statement of income.

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

Private Equity Activities

Our private equity and other long-term investment activities include direct investments and investments in partnerships that make private equity and related investments in various portfolio companies and funds. These investments are primarily in unlisted or illiquid equity or equity-related securities and are carried at fair value based on a number of factors. As of September 30, 2006 and December 31, 2005, we had investments in private equity and other long-term investments of $10.9 billion and $3.6 billion, respectively. The increase in private equity and other long-term investments reflects our consolidation of certain private equity funds. See “—Critical Accounting Policies and Estimates—Fair Value” and Notes 1 and 4 of the condensed consolidated financial statements in Part I, Item 1 for more information. As part of our private equity business, we make commitments from time to time to both non-consolidated and consolidated private equity funds.  We expect to continue to increase these commitments in the future.  As of September 30, 2006, we had commitments to invest up to an additional $1.6 billion in non-consolidated private equity funds and $1.3 billion in consolidated private equity funds.

Corporate Debt, Mortgage Whole Loans and Other Non-Investment-Grade Financial Instruments

We underwrite, trade and hold non-investment-grade financial instruments, which include corporate debt, commercial and residential mortgage whole loans, loan participations, derivatives contracts and certain separately managed distressed financial instruments.  Corporate debt includes high-yield debt, distressed debt, commercial and residential mortgage-backed securities, other asset-backed securities, CDOs and loans.  Due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions, these financial instruments and loans generally involve greater risk than investment-grade financial instruments. We record corporate debt, derivatives contracts, certain loans and certain separately managed distressed financial instruments at fair value. We record commercial mortgage whole loans, certain residential mortgage whole loans, certain loans and loan participations that are held for sale at the lower of cost or fair value. Timing of the securitization of our mortgage whole loan inventory will affect the size of our positions at any given time. The following table sets forth our positions in these instruments as of September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Corporate debt	$9,223	$1,508	$3,286	$917
Mortgage whole loans	19,833	—	17,817	—
Loan participations	19	—	9	—
Derivatives contracts	290	—	321	—
Distressed financial instruments	57	—	113	—
Total	$29,422	$1,508	$21,546	$917

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

Sources and Maturities of OTC Derivatives

The following table sets forth the distributions, by maturity, of our exposure with respect to OTC derivatives as of September 30, 2006. Fair values were determined on the basis of pricing models and other valuation methods. See “—Critical Accounting Policies and Estimates—Fair Value” in Part I, Item 2 and Notes 5 and 8 of the condensed consolidated financial statements in Part I, Item 1 for more information.

	Assets Maturity Distribution as of September 30, 2006
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total fair value
	(In millions)
Interest rate and credit spread risk	$2,146	$276	$210	$944	$3,576
Foreign exchange risk	5	11	—	—	16
Equity price risk	295	106	27	2,532	2,960
Commodity risk	100	242	71	27	440
Total	$2,546	$635	$308	$3,503	$6,992

	Liabilities Maturity Distribution as of September 30, 2006
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total fair value
	(In millions)
Interest rate and credit spread risk	$1,968	$305	$126	$1,010	$3,409
Foreign exchange risk	10	8	—	18	36
Equity price risk	317	177	61	10	565
Commodity risk	243	390	123	45	801
Total	$2,538	$880	$310	$1,083	$4,811

The following table sets forth as of September 30, 2006 substantially all of our exposure with respect to OTC derivatives, by counterparty credit rating and with affiliates.

Credit Rating(1)	September 30, 2006
(In millions)
AAA/AA+/AA	$29
AA-	4,118
A+/A/A-	463
BBB+/BBB/BBB-	—
BB+ or lower	91
Unrated	199
Derivatives with affiliates	2,092
Total	$6,992

(1)                                  Credit ratings are determined by external rating agencies or by our credit risk management department.

Derivatives With Related Parties

We enter into a substantial number of derivatives transactions with related parties. The following table sets forth derivatives transactions with related parties consisting primarily of interest rate swaps, credit default swaps, foreign exchange forward contracts, equity forward contracts and total return swaps on equities. The fair values of derivatives contracts outstanding with related parties as of September 30, 2006 and December 31, 2005 were as follows.

	September 30, 2006		December 31, 2005
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Interest rate and credit spread risk	$1,894	$1,694	$738	$443
Foreign exchange risk	4	23	20	5
Equity price risk	194	244	64	41
Commodity risk	—	33	20	—
Total	$2,092	$1,994	$842	$489

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

Trading Portfolios

The Company-wide trading portfolio VAR was approximately $20 million, $39 million and $36 million as of September 30, 2006, December 31, 2005 and September 30, 2005, respectively. The reduction in VAR as of September 30, 2006 compared to December 31, 2005 was primarily due to a decrease in interest rate and credit spread VAR and increased diversification between interest rate, credit spread and equity risk types. The decrease in interest rate and credit spread VAR was primarily caused by the implementation of a revised VAR methodology for certain residential and commercial mortgage products during 2006.

Due to the benefit of diversification, the Company-wide VAR is less than the sum of the individual components. The four main components of market risk, expressed in terms of theoretical fair values, had the following

VAR:

	Company’s Market Risk Exposures in Trading Portfolios
	As of September 30, 2006	As of December 31, 2005		As of September 30, 2005
	(In millions)
99%, one-day VAR
Interest rate and credit spread	$19	$34		$24
Equity	21	20		21
Foreign exchange rate	1	—		1
Commodity	6	6		9
Diversification benefit	(27)	(21)		(19)
Total	$20	$39	(1)	$36	(1)

(1)                               During 2006, the Company introduced a revised VAR methodology for certain mortgage products. If the revised methodology had been in place during 2005, the Company’s total VAR would have been approximately $37 million and $35 million as of December 31, 2005 and September 30, 2005, respectively.

The table below presents minimum, maximum and average VAR by market risk component.  The decrease in average interest rate and credit spread VAR for the three and nine months ended September 30, 2006 compared with the three and nine months ended September 30, 2005 was primarily caused by the implementation of a revised VAR methodology for certain residential and commercial mortgage products during 2006 and a reduction in the volatility of the market data used to calculate VAR, as data from 2003 was replaced by less volatile data from 2005. Minimum, maximum and average VAR for the three and nine months ended September 30, 2005 do not reflect the revised VAR methodology for certain residential and commercial mortgage products introduced during 2006.

	Company’s Market Risk Exposures in Trading Portfolios
	Three Months Ended September 30, 2006					Three Months Ended September 30, 2005
	Minimum		Maximum		Average	Minimum		Maximum		Average
	(In millions)
99%, one-day VAR
Interest rate and credit spread	$16		$23		$19	$20		$37		$27
Equity	15		23		19	17		27		21
Foreign exchange rate	—		1		—	—		1		1
Commodity	5		11		7	4		10		7
Diversification benefit	—	(1)	—	(1)	(21)	—	(1)	—	(1)	(18)
Total	$20		$29		$24	$27		$45		$38

	Company’s Market Risk Exposures in Trading Portfolios
	Nine Months Ended September 30, 2006					Nine Months Ended September 30, 2005
	Minimum		Maximum		Average	Minimum		Maximum		Average
	(In millions)
99%, one-day VAR
Interest rate and credit spread	$16		$35		$21	$20		$52		$34
Equity	15		26		19	13		27		19
Foreign exchange rate	—		2		1	—		4		1
Commodity	3		11		7	—		10		3
Diversification benefit	—	(1)	—	(1)	(20)	—	(1)	—	(1)	(16)
Total	$20		$42		$28	$27		$55		$41

(1)                                  As the minimum and maximum occur on different days for different risk types, it is not meaningful to calculate a portfolio diversification benefit.

The Company uses backtesting to assess the accuracy of the VAR model. Daily backtesting profit and loss is compared with VAR calculated using a one-day holding period. Backtesting profit and loss is a subset of actual trading revenue and includes only the profit and loss effects due to movements in financial market variables such as interest rates, equity prices and foreign exchange rates on the previous night’s positions. The Company had no backtesting exceptions during the third quarter of 2006 and five backtesting exceptions during the second quarter of 2006 after a period of two years with no exceptions. These exceptions were primarily driven by equity market volatility during the second quarter of 2006. During this period, equity market volatility was significantly greater than the volatility within the trailing two year period of historic data used in the VAR model at that point in time. The VAR model is also subject to continuous assessment and evaluation to ensure it remains accurate given current market conditions and positions.

The average, maximum and minimum daily trading revenue for the three and nine months ended September 30, 2006 and 2005 are shown below:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine months Ended September 30, 2006	Nine months Ended September 30, 2005
	(In millions)
Daily trading revenue
Average	$16	$17	$17	$14
Maximum	$80	$95	$80	$95
Minimum	$(9)	$(10)	$(45)	$(15)

For details of the Company’s average, maximum and minimum daily trading revenue for 2005, see “Quantitative and Qualitative Disclosure About Market Risk” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Non-trading Portfolios

The equity risk on non-trading positions, which is primarily comprised of private equity investments, is measured using sensitivity analysis that estimates the potential change in the recorded value of the investments resulting from a 10% decline in the equity markets of developed nations and a 20% decline in the equity markets of emerging market nations. The estimated impact of equity risk on our non-trading financial instruments portfolio would be a decrease in the value of the non-trading portfolio of approximately $119 million and $108 million as of September 30, 2006 and December 31, 2005, respectively.  The estimated impact of equity risk is net of the minority interests in certain consolidated private equity funds.

The interest rate risk on non-trading positions, which is primarily comprised of certain residential mortgage retained interests and the Company’s long-term borrowings and their derivatives hedges, is measured using sensitivity analysis that estimates the potential change in the value of the non-trading portfolio resulting from a 50 basis point decline in the interest rates of developed nations and a 200 basis point decline in the interest rates of emerging market nations. The estimated impact of interest rate risk on the value of the non-trading portfolio would be an increase of approximately $18 million and a decrease of $21 million as of September 30, 2006 and December 31, 2005, respectively. The change was primarily caused by an increase in certain residential mortgage retained interests that benefit from a fall in interest rates and a decrease in interest rate reset risk on the Company’s long-term liabilities and related derivatives hedges.

We do not have material foreign exchange risk or commodity price risk in our non-trading portfolio.

Item 4: Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, or Exchange Act, as of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1: Legal Proceedings

Certain significant legal proceedings and matters have been previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.  The following is an update of such proceedings.

In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation

On August 1, 2006, the U.S. Court of Appeals for the Second Circuit granted plaintiffs’ petition seeking an interlocutory appeal of the denial of class certification.

Research-related Litigation

The actions brought on behalf of purchasers of shares of Winstar, Inc. and Razorfish, Inc. have been settled and the U.S. District Court for the District of Massachusetts has entered final judgment in both matters.

On September 29, 2006, in the action brought on behalf of purchasers of shares of AOL Time Warner Inc., the U.S. District Court for the District of Massachusetts denied the motion to dismiss plaintiffs’ amended complaint filed by CS Securities and other defendants.

On October 24, 2006, the U.S. District Court for the Southern District of New York granted the plaintiffs’ class certification motion in the action brought on behalf of purchasers of shares of Lantronix, Inc.

Short Selling Litigation

On October 13, 2006, an amended putative class action complaint was filed in the U.S. District Court for the Southern District of New York against numerous investment banks, including CS Securities.  The complaint alleges that the bank defendants conspired to fix the minimum loan rate for certain securities and unlawfully agreed not to effect buy-ins on delivery failures relating to short sales, thus enabling the defendants to charge customers borrowing fees for securities that were never actually borrowed.  The plaintiffs also allege that the bank defendants conspired to charge their customers improper “finders” or “locate” fees in connection with short sale transactions.  The complaint includes claims for violation of antitrust law, breach of fiduciary duty and breach of contract.

Enron-related Litigation and Inquiries

On October 26, 2006, the U.S. Bankruptcy Court for the Southern District of New York approved a settlement agreement between the Company and certain affiliates previously disclosed settling the “megaclaim” litigation as well as certain related litigation, bankruptcy objections and proofs of claim.  The settlement does not cover separate litigation by Enron in U.S. Bankruptcy Court to recover certain payments in connection with equity forward and swap transactions or other Enron-related litigation.

NCFE-related Litigation

On August 30, 2006, a settlement was reached in the action brought by Avidity Partners, LLC, as trustee of the CSFB Claims Trust, against certain Company affiliates and another entity in the U.S. Bankruptcy Court for the Southern District of Ohio seeking to recover an alleged preference payment from National Century Financial Enterprises, Inc. prior to its bankruptcy filing.  The settlement was paid by an affiliate that is not consolidated with the Company.

Refco-related Litigation

CS Securities and other underwriters of Refco, Inc.’s initial public offering were not named as defendants in the amended complaint filed in the U.S. District Court for the Southern District of New York on September 5, 2006 on behalf of individuals who held securities custodied with certain Refco Inc. affiliates.

Other

The Company has provided reserves for litigation, claims and proceedings involving the Company in accordance with SFAS No. 5, “Accounting for Contingencies.”  The Company recorded in the second quarter of 2005 a $750 million litigation charge to increase the reserve for private litigation involving Enron, certain IPO allocation practices, research analyst independence and other related litigation.  This charge, coupled with the charge recorded in 2002, brings the Company’s reserves for these private litigation matters to $1.0 billion after the application of settlements as of September 30, 2006.

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

Credit Suisse (USA), Inc.

November 14, 2006	By:	/s/ Paul J. O’Keefe
Chief Financial and Accounting Officer
(On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
12	Computation of ratio of earnings to fixed charges
15	Letter re unaudited interim financial information
31.1	Rule 13a-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a) certification of Chief Financial and Accounting Officer
32	Section 1350 certifications